Form 10QSB
period 1999-09-30
COMSTOCK COAL CO INC
filed 1999-10-20
CIK 1094084

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                                    Commission File No.
                                           0-27305

                                 COMSTOCK COAL COMPANY, INC.
                        (Name of Small Business Issuer in its Charter)


                 UTAH                                   87-0627421
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                                5525 South 900 East, Suite 110
                                  Salt Lake City, Utah 84117
                           (Address of Principal Executive Offices)

                           Issuer's Telephone Number: (801)262-8844

                              None, Not Applicable;
                                      -----------
          (Former Name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes     No        X
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               September 30, 1999
                                    1,000,000




PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                          COMSTOCK COAL COMPANY, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
                      September 30, 1999 and December 31, 1998

                                               9/30/99                12/31/98
                                           ----------------    -----------------
                                            [Unaudited]
                                     ASSETS

      Total Current Assets                $               0      $             0

                                           ----------------       --------------
TOTAL ASSETS                              $               0      $             0
                                           ================       ==============

                       LIABILITIES & STOCKHOLDERS' DEFICIT

LIABILITIES

      Current Liabilities
          Loans from stockholders         $           1,390      $             0
          Accounts Payable                                0                    0
          Income Taxes Payable                            0                    0
                                           ----------------       --------------
      Total Current Liabilities                       1,390      $             0
                                           ----------------       --------------
TOTAL LIABILITIES                                     1,390                    0
                                           ================       ==============

STOCKHOLDERS DEFICIT
          Common Stock, $.001 par value;
               authorized 100,000,000 shares;
               issued and outstanding
               1,000,000 shares                       1,000               49,750
          Paid-in Capital                            77,350               28,300
          Accumulated Deficit                       (79,740)             (78,050)

                                           ----------------       --------------
TOTAL STOCKHOLDERS'DEFICIT                             (178)             (4,435)
                                           ----------------       --------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT $               0      $             0
                                           ================       ==============



NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1998 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                          COMSTOCK COAL COMPANY, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Nine Month Periods Ended September 30, 1999 and 1998

                                               Three Months         Three Months          Nine Months           Nine Months
                                                   Ended                Ended                 Ended                Ended
                                                  9/30/99              9/30/98               9/30/99              9/30/98
                                             ------------------  ------------------  -------------------     ----------------
                                                [Unaudited]          [Unaudited]         [Unaudited]         [Unaudited]
REVENUE
      Income                               $                 0  $                 0   $                 0   $               0
                                             ------------------   ------------------     -----------------    ----------------
NET REVENUE                                                  0                    0                     0                   0

OPERATING EXPENSES
     Office Expenses                                        60                    0                   260                   0
     Professional Fees                                    1072                    0                  1330                   0
                                             ------------------   ------------------     -----------------    ----------------
TOTAL OPERATING EXPENSES                                 1,132                    0                 1,590                   0
                                             ------------------   ------------------     ------------------   ----------------
NET INCOME BEFORE TAXES                    $            (1,132) $                 0   $            (1,590)                  0
                                             ==================   ==================     ==================   ================
INCOME/FRANCHISE TAXES                                       0                    0                   100                   0

NET LOSS                                                (1,132)                   0                (1,690)                  0

LOSS PER SHARE                             $             (0.01) $             (0.01) $              (0.01)              (0.01)
                                             ==================   ==================     ==================   ================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                         1,000,000              995,000              997,788              995,000
                                             ==================   ==================     ==================   ================


                          COMSTOCK COAL COMPANY, INC.
                         [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
     For the Three and Nine Month Periods Ended September 30, 1999 and 1998


                                                        Three Months        Three Months        Nine Months       Nine Months
                                                           Ended                Ended              Ended              Ended
                                                          9/30/99              9/30/98            9/30/99            9/30/98
                                                      -----------------    ----------------   ----------------    ---------------
                                                        [Unaudited]           [Unaudited]        [Unaudited]        [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $           (1,132)   $              0  $         (1,690)                 0
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in Accounts Payable                           0                   0                300                 0
   Increase/(Decrease) in loans from shareholder                 1,132                   0              1,390                 0
                                                      -----------------       -------------     --------------    --------------
      Net Cash Used For Operating Activities        $                0    $              0   $              0                 0
                                                      =================       ==============    ==============    ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0                  0                 0

      Beginning Cash Balance                                         0                   0                  0                 0

      Ending Cash Balance                           $                0    $              0   $              0                 0
                                                      =================      ===============    ==============   ===============





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 1999, or since before April 1986. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amont of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     The Company has had no operations during the quarterly period ended September 30, 1999, or since on or before approximatly 1986. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,132, stemming from general, administrative and tax expenses.

Liquidity

     At September 30, 1999, the Company had total current assets of $0 and total liabilities of $1,390.

Year 2000.

     Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possiblity exists that the Company may merge with or acquire a business that will be negatively affected by the "Y2K" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Comnpany identifies a merger or acquisition target.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMSTOCK COAL COMPANY, INC.



Date:  10-20-99              By/S/ JAMES DOOLIN
                            James Doolin, President and Director



Date:  10-20-99              By/S/ JASON JENSON
                            Jason Jenson, Secretary and Director