Form 10KSB
period 1999-12-31
COMSTOCK COAL CO INC
filed 2000-01-25
CIK 1094084

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 1999
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                                   -----------
                                     0-27305


                           COMSTOCK COAL COMPANY, INC.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

           UTAH                                              87-0627421
         --------                                           ------------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


                 5525 SOUTH 900 EAST, SUITE 110 Salt Lake City,
                                   Utah 84117
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 262-8844


                           COMSTOCK COAL COMPANY, INC.
                                  -------------

          (Former Name or Former Address, if changed since last Report)
                       311 South State Street, Suite 410
                           Salt Lake City, Utah 84111


Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   Common


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State            Issuer's  revenues for its most recent fiscal year:
                             December 31, 1999 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 1999 - $53. There are approximately 53,000 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable;


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 JANUARY 20, 2000
                                    2,398,000

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

     Comstock Coal Company, Inc. (the "Company") was organized under the laws of the State of Utah on July 28, 1977, to own, mine, sell, lease or otherwise deal with coal and other mineral and natural resources and all matters related or ancillary thereto and to do all things and engage in all lawfull transactions which a corporation organized under the laws of the State of Utah might do or engage in, even though not expressly stated therein.

     The Company's initial authorized capital was $50,000.00, consisting of 1,000,000 shares of five cent ($0.05) par value common voting stock.

     On April 30, 1999, the Articles of Incorporation were amended to reflect a 10 to 1 reverse split of the Company's issued and outstanding common stock.

     On August 3, 1999, the Articles of Incorporation were amended to reflect a an increase in the authorized shares of common stock to 100,000,000 from 1,000,000, with the par value changing from ($0.05) to ($0.001).

     On April 6, 1999, the Company was reinstated with the State of Utah after being involuntarily dissolved on March 31, 1986, for failure to file an annual report.


     Material Changes in Control Since Inception and Related Business History.
     -------------------------------------------------------------------------

Business.
---------

      Other than the above-referenced matters and seeking and investigating potential assets, property or businesses to acquire, the Company has had no material business operations for over ten years. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has no assets and conducts no material business, management anticipates that any such venture would require it to issue shares of its common stock as the sole consideration to acquire the venture. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such venture; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80% and 95% of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

     Although the Company has not communicated with any other entity with respect to any potential merger or acquisition transaction, management has determined to file this Registration Statement on a voluntary basis. In order to have stock quotations for its common stock on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ"), an issuer must have such securities registered under the Securities and Exchange Act of 1934, as amended (the "1934 Act"). Upon the effective date of this Registration Statement, the Company's common stock will become registered for purposes of the 1934 Act. Management believes that this will make the Company more desirable for entities that may be interested in engaging in a merger or acquisition transaction. To the extent that management deems it advisable or necessary to maintain a quotation of its common stock on any securities market, the Company will voluntarily file periodic reports in the event its obligation to file such reports is terminated under the 1934 Act. Further, the National Association of Securities Dealers, Inc. (the "NASD") requires that all "non-reporting" companies whose shares of common stock are quoted on the NASD's OTC Bulletin Board be dropped.

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

        The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest; a transaction of this type would create a conflict of interest for such a person. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

     Any finder's fee would be negotiated once a prospective merger candidate has been identified. Typically, a finder's fee is based upon a percentage, ranging from 5% to 15% of the fees described above.

     None of the Company's directors, executive officers or promoters, or their affiliates or associates, has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction with the Company. Nor are there any present plans, proposals, arrangements or understandings with any such persons regarding the possibility of any acquisition or merger involving the Company.

Principal Products and Services.
--------------------------------

     The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-------------------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
--------------------------------------------------------------------------

     None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
--------------------------------------------------------------------------

     None; not applicable.

Need for any Governmental Approval of Principal Products or Services.
---------------------------------------------------------------------

     Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business.
-------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         -----------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its majority shareholder, Duane S. Jenson, and are currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Utah, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report or during the two previous calendar years. Further, there have been no meetings of stockholders since before 1989.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There is no "public market" for shares of common stock of the Company. However, the Company intends to submit for quotations regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 144.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

None;


Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 1999, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At December 31, 1999, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended December 31, 1999, the Company had a net loss of $4,940. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

None;

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1999 and 1998

          Independent Auditors' Report

          Balance Sheets - December 31, 1999

          Statements of Operations for the years ended
          December 31, 1999 and 1998

          Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998

          Statements of Cash Flows for the years ended
          December 31, 1999 and 1998

          Notes to the Financial Statements



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

None; Not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
James Doolin          President        12/98          *
                      Director         12/98          *

Shane Thueson         Vice President   12/98          *
                      Director         12/98          *

Jason Jenson          Secretary        12/98          *
                      Director         12/98          *


     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     James P. Doolin, President and a director is 23 years of age. Mr. Doolin received a bachelors degree from the University of Utah in Business in June 1998. Mr. Doolin has managed Hillside Tire & Service, in Salt Lake City, Utah, for the past four years and worked with Jenson Services since 1998.

     Shane Thueson, Vice President and a director is 23 years of age. Mr. Thueson is currently a senior at Brigham Young University. Mr. Thueson is currently employed by Tucci's Restaurant in Salt Lake City, Utah.

     Jason Jenson, Secretary and a director is 23 years of age. Mr. Jenson has owned an independent contractor's business in Salt Lake City, Utah, since 1994. Mr. Jenson graduated from the University of Utah in Business Administration in 1994.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     Jason Jenson, the Company's Secretary is nephew to Duane Jenson, the beneficial owner of Jenson Services, Inc.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Form 3, Initial Statements of Beneficial Ownership of Securities, were filed for the Officers and Directors as well as the 10% shareholder of the Company on October 7, 1999.

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
James
Doolin,       12/31/99    0     0     0     0      0     0   0
President,    12/31/98    0     0     0     0      0     0   0
Director      12/31/97    0     0     0     0      0     0   0


Shane
Thueson       12/31/99    0     0     0     0      0     0   0
Vice Pres./   12/31/98    0     0     0     0      0     0   0
Director      12/31/97    0     0     0     0      0     0   0


Jason         12/31/99    0     0     0     0      0     0   0
Jenson,       12/31/98    0     0     0     0      0     0   0
Secretary     12/31/97    0     0     0     0      0     0   0
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1999, 1998, or 1997, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of January 20, 2000, with the computations being based upon 2,398,000 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------           --------
Jenson Services, Inc.*        1,745,000                  73%

James Doolin                  200,000                    8.3%

Shane Thueson                 200,000                    8.3%

Jason Jenson                  200,000                    8.3%
                              -------                    -----
                              2,345,000                 97.9%

   * Duane Jenson is the President of Jenson Services, Inc., and may be deemed the beneficial owner of Jenson Services, Inc.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
James Doolin                     200,000              8.3%
5525 South 900 East #110
SLC, UT 84117

Shane Thues                      200,000              8.3%
10972 S Cindy Cir
Sandy, UT 84092

Jason Jenson                     200,000              8.3%
1769 Bryan Ave.
SLC, UT 84106
                              -------              ------
All directors and
executive officers               600,000              24.9%
as a group (3 persons)



Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

None.

Exhibits
--------

Exhibit
Number                             Description
-------                            -----------
  27                                 Financial Data Schedule

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COMSTOCK COAL COMPANY, INC.



Date: 01/24/00                         By:/S/ JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                           COMSTOCK COAL COMPANY, INC.



Date: 01/24/00                          By:/S/JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date: 01/24/00                          By:/S/SHANE THUESON
                                        Shane Thueson
                                        Vice President and Director

                                 COMSTOCK COAL COMPANY, INC.
                                (A Development Stage company)

                                     FINANCIAL STATEMENTS

                                  December 31, 1999 and 1998




                                     C O N T E N T S



Independent Auditors' Report......................................................... 3

Balance Sheet........................................................................ 4

Statements of Operations............................................................. 5

Statements of Stockholders' Equity (Deficit)......................................... 6

Statements of Cash Flows............................................................. 8

Notes to the Financial Statements.................................................... 9









                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Comstock Coal Company, Inc.
Salt Lake City, Utah


We have audited the accompanying balance sheet of Comstock Coal Company, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended
December 31, 1999 and 1998 and from the beginning of the development stage on July 28, 1977 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  generally   accepted  auditing
standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the  accounting  principles  used and  significant  estimates  made by management,  as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comstock Coal Company, Inc. (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and from the beginning of the development stage on July 28, 1977 through December
31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
January 13, 2000






                                 COMSTOCK COAL COMPANY, INC.
                                (A Development Stage Company)
                                        Balance Sheet


                                            ASSETS

                                                                                December 31,
                                                                                 1999

CURRENT ASSETS                                                                $       -
                                                                              --------------

  TOTAL ASSETS                                                                $       -
                                                                              ==============


                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                                            $       -
  Shareholder loan (Note 4)                                                            2,642
                                                                              --------------

    Total Current Liabilities                                                          2,642

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, authorized 100,000,000 shares at $0.001
   par value; 2,398,000 shares issued and outstanding                                  2,398
  Capital in excess of par value                                                      77,950
  Deficit accumulated during the development stage                                   (82,990)
                                                                              --------------

    Total Stockholders' Equity (Deficit)                                              (2,642)

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $       -
                                                                              ==============


          The accompanying notes are an integral part of these financial statements.



                                 COMSTOCK COAL COMPANY, INC.
                                (A Development Stage Company)
                                   Statements of Operations



                                                                               From the
                                                                              Beginning of the
                                                                               Development
                                                                               Stage on
                                                                              July 28, 1977
                                                    For the Years Ended        Through
                                            _       December 31,               December 31,
                                                1999            1998              1999
                                             ---------------  --------------  --------------

REVENUES                                     $        -       $       -       $       -
                                             ---------------  --------------  --------------

EXPENSES

  General and administrative                           4,940          -               82,990
                                             ---------------  --------------  --------------

    Total Expenses                                     4,940          -               82,990
                                             ---------------  --------------  --------------

NET LOSS                                     $        (4,940) $       -       $      (82,990)
                                             ===============  ==============  ==============

BASIC LOSS PER SHARE                         $         (0.00) $        (0.00)
                                             ===============  ==============

WEIGHTED AVERAGE NUMBER OF
 SHARES                                              936,384         100,000
                                             ===============  ==============



          The accompanying notes are an integral part of these financial statements.


                                              5



                                 COMSTOCK COAL COMPANY, INC.
                                (A Development Stage Company)
                         Statements of Stockholders' Equity (Deficit)

                                                                                     Deficit
                                                                                       Accumulated
                                                                      Capital in      During the
                                                       Common Stock              Excess of        Development
                                           Shares         Amount      Par Value        Stage

Balance, July 28, 1977                          -      $      -       $     -       $       -

July 28, 1977, shares issued valued
 at $1.00 in exchange for cash and
 services                                       57,100            57        56,543          -

Net loss for the year ended
 December 31, 1977                              -             -             -              (56,600)
                                         ------------- -------------  ------------  --------------

Balance, December 31, 1977                      57,100            57        56,543         (56,600)

Net loss for the year ended
 December 31, 1978                              -             -             -               -
                                         ------------- -------------  ------------  --------------

Balance, December 31, 1978                      57,100            57        56,543         (56,600)

Net loss for the year ended
 December 31, 1979                              -             -             -               -
                                         ------------- -------------  ------------  --------------

Balance, December 31, 1979                      57,100            57        56,543         (56,600)

June 9, 1980 shares issued at
 $0.50 for services                             42,900            43        21,407          -

Net loss for the year ended
 December 31, 1980                              -             -             -              (21,450)
                                         ------------- -------------  ------------  --------------

Balance, December 31, 1980                     100,000           100        77,950         (78,050)

Net loss for the years ended
 December 31, 1981 through
 December 31, 1997                              -             -             -               -
                                         ------------- -------------  ------------  --------------

Balance, December 31, 1997                     100,000           100        77,950         (78,050)

Net loss for the year ended
 December 31, 1998                              -             -             -               -
                                         ------------- -------------  ------------  --------------

Balance, December 31, 1998                     100,000 $         100  $     77,950  $      (78,050)
                                         ------------- -------------  ------------  --------------



          The accompanying notes are an integral part of these financial statements.


                                                 6



                                    COMSTOCK COAL COMPANY, INC.
                                   (A Development Stage Company)
                      Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                     Deficit
                                                                                       Accumulated
                                                                      Capital in      During the
                                                       Common Stock              Excess of        Development
                                           Shares         Amount      Par Value        Stage

Balance, December 31, 1998                     100,000 $         100  $     77,950  $      (78,050)

April 29, 1999, shares issued valued
 at $0.001 in exchange for services            600,000           600        -               -

April 29, 1999, shares issued valued
 at $0.001 in exchange for expenses
 paid on behalf of the Company                 300,000           300        -               -

November 1, 1999, shares issued
 valued at $0.001 in exchange for
 expenses paid on behalf of the
 Company                                     1,398,000         1,398        -               -

Net loss for the year ended
 December 31, 1999                              -             -             -               (4,940)
                                         ------------- -------------  ------------  --------------

Balance, December 31, 1999                   2,398,000 $       2,398  $     77,950  $      (82,990)
                                         ============= =============  ============  ==============


          The accompanying notes are an integral part of these financial statements.


                                                 7



                                 COMSTOCK COAL COMPANY, INC.
                                (A Development Stage Company)
                                   Statements of Cash Flows


                                                                               From the
                                                                              Beginning of the
                                                                               Development
                                                                               Stage on
                                                                              July 28, 1977
                                                    For the Years Ended        Through
                                                    December 31,               December 31,
                                                1999            1998            1999
                                             ---------------  --------------  --------------

CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                                   $        (4,940) $       -       $      (82,990)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Issuance of stock for services                       600          -                  600
                                             ---------------  --------------  --------------

      Net Cash (Used) by Operating
       Activities                                     (4,340)         -              (82,390)
                                             ---------------  --------------  --------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                           -               -               -
                                             ---------------  --------------  --------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Advanced from shareholder                            4,340          -               82,390
                                             ---------------  --------------  --------------

      Net Cash Provided by Financing
       Activities                                      4,340          -               82,390
                                             ---------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH                       -               -               -

CASH AT BEGINNING OF PERIOD                           -               -               -
                                             ---------------  --------------  --------------

CASH AT END OF PERIOD                        $        -       $       -       $       -
                                             ===============  ==============  ==============

Cash Payments For:

  Income taxes                               $        -       $       -       $       -
  Interest                                   $        -       $       -       $       -

Schedule of Non-Cash Financing:

  Stock issued for debt                      $         1,698  $       -       $        1,698
  Stock issued for services                  $           600  $       -       $          600

          The accompanying notes are an integral part of these financial statements.


                                              8



                                 COMSTOCK COAL COMPANY, INC.
                                (A Development Stage Company)
                              Notes to the Financial Statements
                                  December 31, 1999 and 1998


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a.  Organization

           Comstock Coal Company, Inc. (the "Company") was organized under the laws of the
           State of Utah on July 28, 1977.  The Company has not transacted any business.

           Currently, the Company is seeking new business opportunities believed to hold a potential profit or to merge with an existing company.

           b.  Accounting Method

           The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

           c.  Basic Loss Per Share

           The computations of basic loss per share of common stock are based on the weighted average number of shares  outstanding  during the period of the financial statements as follows:
                                            Loss             Shares             Per Share
                                           (Numerator)       (Denominator)       Amount

           For the year ended
            December 31, 1999             $       (4,940)          936,384    $        (0.00)
                                          ==============    ==============    ==============

           For the year ended
            December 31, 1998             $       -         $      100,000    $        (0.00)
                                          ==============    ==============    ==============

           d.  Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           e.  Provision for Taxes

           At  December  31,   1999,   the  Company  has  net   operating   loss
           carryforwards  of  approximately  $4,940  that may be offset  against future  taxable income through 2019. No tax benefit has been reported in the financial  statements  because the Company believes there is a
           50%  or  greater  chance  the   carryforwards   will  expire  unused.
           Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.



                                 COMSTOCK COAL COMPANY, INC.
                                (A Development Stage Company)
                              Notes to the Financial Statements
                                  December 31, 1999 and 1998


NOTE 2 -   GOING CONCERN

           The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 3 -  COMMON STOCK

           In April 1999, the Company approved a 1-for-10 reverse stock split of the Company's issued and outstanding shares and also changed its par value to $0.001. All references to common stock have been restated to reflect the reverse split and par value change.

NOTE 4 -   SHAREHOLDER LOAN

           During 1999, a shareholder of the Company paid expenses of the Company of $4,340. The Company issued 1,698,000 shares of common stock to convert $1,698 of this debt to equity. There is a balance due to the shareholder of $2,642 at December 31, 1999 which is unsecured, non-interest bearing and due on demand.