Form 10QSB
period 2000-03-31
COMSTOCK COAL CO INC
filed 2000-04-06
CIK 1094084

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

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

                                 March 31, 2000

                                    2,347,100

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


                          COMSTOCK COAL COMPANY, INC.
                          [A Development Stage Company]

                                 BALANCE SHEETS

                      March 31, 2000 and December 31, 1999

                                               03/31/00              12/31/99
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
                                           ================       ==============

                       LIABILITIES & STOCKHOLDERS' DEFICIT

LIABILITIES

      Current Liabilities

          Loans from stockholders         $           4,067      $         2,642
          Accounts Payable                                0                    0
          Income Taxes Payable                            0                    0
                                           ----------------       --------------
      Total Current Liabilities                       4,067      $         2,642
                                           ----------------       --------------
TOTAL LIABILITIES                                     4,067                    0
                                           ================       ==============

STOCKHOLDERS DEFICIT
          Common Stock, $.001 par value;
               authorized 100,000,000 shares;
               issued and outstanding
               1,000,000 shares                       2,398                2,398
          Paid-in Capital                            77,950               77,950
          Accumulated Deficit                       (84,415)             (82,990)

                                           ----------------       --------------
TOTAL STOCKHOLDERS'DEFICIT                           (4,067)              (2,642)
                                           ----------------       --------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT $               0      $
                                           ================

NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1999 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                          COMSTOCK COAL COMPANY, INC.
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS

                       For the Three Ended March 31, 2000

                                               Three Months
                                                   Ended

                                                  3/31/00

                                             ------------------
                                                [Unaudited]
REVENUE

      Income                               $                 0
                                             ------------------
NET REVENUE                                                  0

OPERATING EXPENSES
     Office Expenses                                       161
     Professional Fees                                   1,264
                                             ------------------
TOTAL OPERATING EXPENSES                                 1,425
                                             ------------------
NET INCOME BEFORE TAXES                    $            (1,425)
                                             ==================
INCOME/FRANCHISE TAXES                                       0

NET LOSS                                                (1,425)

LOSS PER SHARE                             $             (0.01)
                                             ==================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                         2,347,100
                                             ==================

                          COMSTOCK COAL COMPANY, INC.
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS
                    For the Three Period Ended March 31, 2000


                                                        Three Months
                                                           Ended

                                                          3/31/00
                                                      -----------------
                                                        [Unaudited]
Cash Flows Used For Operating Activities

----------------------------------------
  Net Loss                                          $           (1,425)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in Accounts Payable                           0
   Increase/(Decrease) in loans from shareholder                 1,425
                                                      -----------------
      Net Cash Used For Operating Activities        $                0
                                                      =================

Cash Flows Provided by Financing Activities

-------------------------------------------

      Net Increase In Cash                                           0

      Beginning Cash Balance                                         0

      Ending Cash Balance                           $                0
                                                      =================





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 2000, or since before April 1986. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended March 31, 2000, or since on or before approximatly 1986. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,425, stemming from general, administrative and tax expenses.

Liquidity

     At March 31, 2000, the Company had total current assets of $0 and total liabilities of $4,067.

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

                                  COMSTOCK COAL COMPANY, INC.



Date: 3/31/00               By/S/ JAMES DOOLIN
                            James Doolin, President and Director



Date:3/31/00                By/S/ JASON JENSON
                            Jason Jenson, Secretary and Director