Form 10QSB/A
period 2000-03-31
COMSTOCK COAL CO INC
filed 2000-08-07
CIK 1094084

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                  FORM 10-QSB/A


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

(1)  Yes  X    No              (2)  Yes  X    No
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
                                           ================       ==============

STOCKHOLDERS DEFICIT
          Common Stock, $.001 par value;
               authorized 100,000,000 shares;
               issued and outstanding
               2,398,000 shares                       2,398                2,398
          Paid-in Capital                            77,950               77,950
          Accumulated Deficit                       (84,415)             (82,990)

                                           ----------------       --------------
TOTAL STOCKHOLDERS'DEFICIT                           (4,067)              (2,642)
                                           ----------------       --------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT $               0      $             0
                                           ================      ================



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The March 31, 2000 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                          COMSTOCK COAL COMPANY, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
                                                                                From the Beginning
                                                                                of the Development
                                               Three Months     Three Months    Stage on July 28, 1977
                                                   Ended          Ended         Through March 31, 2000
                                                 03/31/2000       03/31/1999
                                             ------------------  ------------   ----------------------
                                                [Unaudited]       [Unaudited]

REVENUE

      Income                               $                 0  $           0   $                   0
                                             ------------------ -------------   ---------------------
NET REVENUE                                                  0              0                       0

OPERATING EXPENSES

     General & Administrative                            1,425              0                  84,415
                                             ------------------ -------------   ---------------------
TOTAL OPERATING EXPENSES                                 1,425              0                  84,415
                                             ------------------ -------------   ---------------------
NET INCOME BEFORE TAXES                    $            (1,425)             0                 (84,415)
                                             ================== =============      ==================
INCOME/FRANCHISE TAXES                                       0              0                       0

NET LOSS                                                (1,425)             0                 (84,415)

LOSS PER SHARE                             $             (0.01)             0
                                             ================== =============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                         2,347,100    26,611,531
                                             ================== =============


                          COMSTOCK COAL COMPANY, INC.
                         [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
       For the Three Month Periods Ended March 31, 2000, March 31, 1999
                                                                                                From the Beginning
                                                                                                of the Development
                                                         Three Months           Three Months    Stage on July 28, 1977
                                                            Ended                  Ended        Through March 31, 2000
                                                          03/31/2000             03/31/1999
                                                      -----------------         -------------   ----------------------
                                                         [Unaudited]              [Unaudited]

Cash Flows Used For Operating Activities
----------------------------------------

  Net Loss                                          $           (1,425)        $        (191)             $    (84,415)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Loss on discountinued operations                                                                             78,050
   Increase/(Decrease) in Accounts Payable                           0                     0                         0
   Increase/(Decrease) in loans from shareholder                 1,425                   191                     6,365
                                                      -----------------         ------------              ------------
      Net Cash Used For Operating Activities        $                0         $           0              $          0
                                                      =================         ============              ============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                     0                         0

      Beginning Cash Balance                                         0                     0                         0

      Ending Cash Balance                           $                0         $           0              $          0
                                                      =================         ============              ============





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

                                  COMSTOCK COAL COMPANY, INC.



Date:08/07/00                By/S/ JAMES DOOLIN
                            James Doolin, President and Director



Date:08/07/00                By/S/ JASON JENSON
                            Jason Jenson, Secretary and Director