Form 10QSB
period 2000-06-30
COMSTOCK COAL CO INC
filed 2000-08-07
CIK 1094084

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

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

                                 June 30, 2000
                                    2,398,100




PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                           COMSTOCK COAL COMPANY, INC.
                                 BALANCE SHEETS
                         June 30, 2000 and December 31, 1999

                                                            06/30/2000        12/31/1999
                                                          --------------    --------------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0   $             0

                                                          --------------    --------------
         Total Assets                                    $             0   $             0
                                                          ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         4,275   $         2,642
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------    --------------
         Total Current Liabilities                                 4,275             2,642

         Total Liabilities                                         4,275             2,642
                                                          --------------    --------------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 100,000,000 shares; issued and
         outstanding, 2,398,000 shares                             2,398             2,398
     Paid-in Capital                                              77,950            77,950
     Accumulated Deficit                                         (84,623)          (82,990)
                                                          --------------    --------------
         Total Stockholders' Deficit                              (4,275)           (2,642)

                                                          --------------    --------------
         Total Liabilities and Stockholders' Deficit     $             0   $             0
                                                          ==============    ==============

NOTE  TO  FINANCIAL   STATEMENTS:   Interim  financial  statements  reflect  all
adjustments  which  are,  in the  opinion  of  management,  necessary  to a fair statement  of the results for the periods.  The June 30, 2000 balance  sheet has been derived from the audited  financial  statements.  These  interim  financial statements  conform with the requirements for interim  financial  statements and consequently do not include all the disclosures  normally  required by generally accepted accounting principles.



                                   COMSTOCK COAL COMPANY, INC.
                                     STATEMENTS OF OPERATIONS
                 For the Three and Six Month Periods Ended June 30, 2000 and 1999
                                                                                                        From the Begining of
                                              Three          Three          Six           Six           the Development Stage
                                             Months         Months         Months        Months         on July 28, 1977 Through
                                              Ended          Ended         Ended         Ended          June 30, 2000
                                           06/30/2000     06/30/1999     06/30/2000     06/30/1999
                                         -------------  -------------     ----------   ------------     -------------------------
                                           [Unaudited]    [Unaudited]     [Unaudited] [Unaudited]
REVENUE


    Income                               $            0 $            0$           0$             0      $                       0
                                          -------------  -------------   ----------   ------------      -------------------------
NET REVENUE                                           0              0            0              0                              0

Operating Expenses

      Operating Expenses                            208            458         1633            458                         84,623
                                          -------------  -------------   ----------   ------------      -------------------------
Total Operating Expenses                            208            458         1633            458                         84,623

                                          -------------  -------------   ----------   ------------      -------------------------
Net Income Before Taxes                  $        (208) $        (458)$     (1,633)$         (458)                        (84,623)
                                          =============  =============   ==========   ============      =========================

Income/Franchise taxes                                0            100            0            100                              0

Net loss                                          (208)          (558)      (1,633)          (558)                        (84,623)

Loss Per Share                           $       (0.01) $       (0.01)$      (0.01)$        (0.01)
                                          =============  =============   ==========   ============

Weighted Average Shares Outstanding           2,398,000        998,333    2,398,000        996,667
                                          =============  =============   ==========   ============


                           COMSTOCK COAL COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
        For the Three and Six Month Periods Ended June 30, 2000 and 1999
                                                                                                        From the Begining of
                                               Three          Three       Six Months     Six Months     the Development Stage
                                               Months         Months                                    on July 28, 1977 Through
                                               Ended          Ended         Ended          Ended        June 30, 2000
                                             06/30/2000     06/30/1999    06/30/2000     06/30/1999
                                            ------------   ------------  ------------   ------------    ------------------------
                                            [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $       (208)  $       (558) $     (1,633)  $       (558)     $            (84,623)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss on discountinued operations                                                                                   78,050
    Shares issued for forgiveness of debt              0            300             0            300                        0
    Increase/(Decrease) in loans from                208            258         1,633            258                    6,573
shareholder
                                            ------------   ------------  ------------   ------------    ---------------------
      Net Cash Used For Operating Activities           0              0             0              0                        0
                                            ============   ============  ============   ============    =====================

Cash Flows Provided by Financing Activities            0              0             0              0                        0
--------------------------------------------

      Net Increase In Cash                             0              0             0              0                        0

      Beginning Cash Balance                           0              0             0              0                        0

      Ending Cash Balance                $             0$             0$            0$             0                        0
                                            ------------   ------------  ------------   ------------    ---------------------

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 2000, or since before April 1986. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended June 30, 2000, or since on or before approximatly 1986. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $208, stemming from general, administrative and tax expenses.

Liquidity

     At June 30, 2000, the Company had total current assets of $0 and total liabilities of $4,275.


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

                                  COMSTOCK COAL COMPANY, INC.



Date: 8/7/00                By/S/JAMES DOOLIN
                            James Doolin, President and Director



Date: 8/7/00               By/S/JASON JENSON
                            Jason Jenson, Secretary and Director