Form 10QSB
period 2000-09-30
TELKONET INC
filed 2000-11-14
CIK 1094084

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the period ended September 30, 2000

                        Commission file number 333-47986

                                 TELKONET, INC.
                 (Name of Small Business Issuer in Its Charter)

              Utah                                87-0627421
     (State of Incorporation)          (IRS Employer Identification No.)

       902 A Commerce Road                Annapolis, Maryland 21401
                    (Address of Principal Executive Offices)

                                 (410) 897-5900
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,775,345 shares of Common Stock ($.001 par value) as of November 14, 2000.


Transitional small business disclosure format:  Yes    No  x
                                                   ---    ---

                                 TELKONET, INC.

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2000


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Losses:
                           Three Months Ended September 30, 2000

                  November 3, 1999 (Date of Inception) through
                           September 30, 2000

                  Consolidated Balance Sheet:
                           September 30, 2000

                  Consolidated Statements of Cash Flows:
                           Nine Months Ended September 30, 2000

                  November 3, 1999 (Date of Inception) through
                           September 30, 2000

                  Notes to Consolidated Financial Statements:

                           September 30, 2000

         Item 2.  Plan of Operation

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


Item 1.  Financial Statements (Unaudited)

                                                TELKONET, INC.
                                         (A Development Stage Company)
                                       CONSOLIDATED STATEMENTS OF LOSSES
                                                  (Unaudited)
                                                                                                          For the Period
                                                                                                          November 3, 1999
                                                            Three months ended    Nine Months Ended    (Date of Inception) to
                                                            September 30, 2000    September 30, 2000     September 30, 2000
                                                            ------------------    ------------------     ------------------
Costs and expenses:
     General and administrative                             $    220,563          $    567,659           $    567,659
     Depreciation and amortization                                 3,034                13,266                 13,266
     Interest expense                                              5,604                13,168                 13,168
                                                            -------------         -------------          -------------
Total costs and expenses                                         229,201               594,093                594,093
Loss before taxes                                               (229,201)             (594,093)              (594,093)
Provision for income taxes                                             -                     -                      -
                                                            -------------         -------------          -------------
Net loss                                                    $   (229,201)         $   (594,093)          $   (594,093)
                                                            =============         =============          =============

Loss per common share                                       $      (0.01)         $      (0.03)          $      (0.03)
(basic and assuming dilution)                               =============         =============          =============


Weighted average shares outstanding (restated):
     Basic and diluted                                        21,775,345            21,775,345             21,775,345



                       The accompanying notes are an integral part of these financial statements

                                 TELKONET, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                                              September 30, 2000
                                                              ------------------
                                                                  (Unaudited)
                                     ASSETS

Current assets:
   Cash and equivalents                                             $ 66,490
   Marketable securities, at cost
   (market value, $ 425,100)                                         444,632
                                                                    ---------
Total current assets                                                 511,122

Property and equipment, net                                           63,922
                                                                    ---------

Total Assets                                                        $575,044
                                                                    =========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                             185,516
   Note payable                                                      235,000
                                                                    ---------
Total current liabilities                                            420,516


Stockholders' equity:
    Common stock, par value, $.001 per share;
    100,000,000 authorized; 21,775,345 issued at
    September 30, 2000                                                21,775
  Additional paid-in-capital                                         726,846
  Accumulated deficit
  Deficit accumulated during development stage                      (594,093)
                                                                    ---------
Total stockholders' equity                                           154,527
                                                                    ---------
Total Liabilities and Stockholder's equity                          $575,044
                                                                    =========

    The accompanying notes are an integral part of these financial statements


                                           TELKONET, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                                              For the Period
                                                                 For the nine months         November 3, 1999
                                                                       ended              (Date of Inception) to
                                                                  September 30, 2000         September 30, 2000
                                                                  ------------------         ------------------
Cash flows from operating activities:
      Net loss from development stage operations                  $(594,093)                 $(594,093)
      Adjustments to reconcile net loss from development stage
        operations to cash used for operating activities:
     Common Stock issued in connection
        with acquisition                                             21,775                     21,775
     Depreciation and amortization                                   13,538                     13,538
       (Increase) decrease in:
     Marketable securities                                         (444,632)                  (444,632)
     Prepaid and other
     Accounts payable and accrued expenses                          185,516                    185,516
                                                                  ----------                 ----------
Net cash used by operating activities                              (817,896)                  (817,896)

Cash flows used in investing activities:
     Capital expenditures, net of disposals                         (77,460)                   (77,460)
 Net cash used in investing activities


Cash flows provided by financing activities:

        Proceeds from sale of common stock, net                     726,846                    726,846
        Proceeds from loans from shareholders                       235,000                    235,000
                                                                  ----------                 ----------
Net cash provided in financing activities                           961,846                    961,846

Net increase (decrease) in cash and cash equivalents                 66,490                     66,490
Cash and cash equivalents at beginning of period                          -                          -
                                                                  ----------                 ----------

Cash and cash equivalents at end of period                        $  66,490                  $  66,490
                                                                  ==========                 ==========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                             13,168                     13,168

Common Stock issued in connection with acquisition                   21,775                     21,775
Income taxes paid                                                         -                          -

             The accompanying notes are an integral part of these financial statements

                                 TELKONET, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated June 30, 2000 financial statements and footnotes thereto included in the Company's SEC Form 8-K dated August 30, 2000.

The Registrant began operations on November 3, 1999, and accordingly, income statements and statements of cash flows for the comparable periods of the preceding fiscal years have not been presented.

NOTE B-BUSINESS COMBINATION
---------------------------

On August 25, 2000, Telkonet Communications, Inc. ("TCI") completed an Agreement and Plan of Reorganization ("Agreement") with Comstock Coal Company, Inc. ("Comstock") in a transaction accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of the Comstock was $ 1. From Comstock's inception, until the date of the merger, Comstock was an inactive corporation with no assets and liabilities. As a result of the acquisition, there was a change in control of the public entity. Subsequent to the date of the merger, Comstock Coal Company, Inc. changed its name to Telkonet, Inc. ("Company"), with Telkonet Communications, Inc. becoming a wholly owned subsidiary of the Company.

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by former Comstock stockholders were exchanged for an aggregate of 1,980,000 shares of Telkonet Communications, Inc.'s common stock. The value of the stock that was issued was the historical cost of Comstock's net tangible assets, which did not differ materially from their fair value. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses. In accordance with Accounting Principles Opinion No. 16, Telkonet Communications, Inc. is the acquiring entity.

                                 TELKONET , INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE B-BUSINESS COMBINATION (Continued)
---------------------------------------

The total purchase price and carrying value of net assets acquired of Comstock was $ 1. The net assets acquired were as follows:


               Net assets                                 $    1
               Accumulated deficit                         2,643
               Net liabilities                            (2,642)
                                                          -------
                                                          $    1
                                                          =======

In accordance with Statement of Position No. 98-5, the Company expensed, as organization costs, in the three months ended September 30, 2000, $ 1,980, which represents the excess of the purchase price of Comstock over the net assets acquired.

NOTE C- BASIS OF PRESENTATION
-----------------------------

Telkonet Communications, Inc., a wholly-owned subsidiary of Telkonet, Inc., formerly Comstock Coal Company, Inc., was formed on November 3, 1999 under the laws of the state of Delaware. Telkonet Communications, Inc. is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is seeking to develop, produce and market proprietary equipment enabling the transmission of voice and data over electric utility lines. From its inception through the date of these financial statements the Telkonet Communications, Inc. has recognized no revenues and has incurred significant operating expenses.

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Telkonet Communications, Inc. Significant intercompany transactions have been eliminated in consolidation.

Item 2.  Management's Plan of Operation

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of Company
----------------------

The Company was formed to develop applications for emerging power-line carrier technologies. The Company believes that the power line represents an attractive opportunity to deliver telephony and Internet connectivity to consumers in developing countries and businesses around the world. Because the power line is the most ubiquitous wired network in the home, service providers and consumers avoid the expense, time and inconvenience of installing new wiring. Also, power line connectivity is easy to use. Consumers can achieve reliable, secure communications simply by plugging our devices into electrical outlets. Furthermore, many of the difficulties associated with power-line communications that historically have prevented the achievement of high data transmission rates would be overcome with TCI's proprietary solution. TCI's proprietary solutions would bring cost-effective communication services where the telecommunication backbone infrastructure is not mature and service is not readily available.


The Company has applied for patents that cover its unique technology, and intends to utilize recently announced advancements in transmission speeds to build next generation devices for field tests and marketing demonstrations. TCI's technology would be licensed or sold to strategic customers and partners with vertical markets where TCI's products and services would satisfy demand for communication services. TCI has developed working prototypes for two products designed to provide telephony services and Internet connectivity through transmission over existing power line networks.

Telephony Product

  The first product combines digital signaling equipment to deliver telephony services to end users via existing standard power-line infrastructure. The TCI telephony solution uses hybrid system and voice-over-Internet-protocol (VOIP) equipment. The telephony product uses the existing power lines as the carrier from the transformer to the home or business. The central office of the Public Service Telephone Network provides the wide band (E1 Line) to each transformer for interconnectivity to the TCI power line carrier telephony system. This approach greatly reduces the cost and time required to bring telecommunication services to geographic locations that do not have such services.

Internet Product

  The second proprietary product provides Internet connectivity via geosynchronous satellite, or alternative medium, to a very small aperture terminal (VSAT) and then distributes the Internet service along power lines connected to end users. Use of the power line substantially improves the cost effectiveness of this Internet delivery system, and avoids the traditional per minute telecom charges that are incurred in geographic locations such as Europe. Interfacing TCI's solution to the backbone of the Internet and bypassing the telephone system avoid these per minute charges. By taking the Internet signal to the satellite and downloading the signal to a Vsat terminal for distribution purposes, the TCI proprietary solution unburdens the telephone system and provides cost savings to end users and service providers.

Forward Looking Statements
--------------------------

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Company would be achieved.

Plan of Operation
-----------------

The Company is still in the development stage and is yet to earn revenues from operations. The Company may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of the Internet and power line communication technologies as a medium for customers to purchase the Company's products, the Company's ability to acquire and deliver high quality products at a price lower than currently available to consumers, the Company's ability to obtain additional financing in a timely manner and on terms favorable to the Company, the Company's ability to successfully attract customers at a steady rate and maintain customer satisfaction, Company promotions, branding and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of the Company's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by the Company, the number of returns experienced by the Company, and general economic conditions specific to the Internet, power-line communications, and the communications industry.

Revenues
--------


The Company generated no revenues from operations form its inception. The Company believes it will begin earning revenues from operations within the next twelve months as it transitions from a development stage company to that of an active growth and acquisition stage company.

On October 3, 2000 the Company entered into a Sales/Marketing Agreement with Medical Advisory Systems, Inc. (MAS) (AMEX:DOC) that provides for MAS to perform international business development, marketing (including demographic analysis), and sales/support services for the Company's products and services through an international network of call centers owned by CORIS Group International of Paris, France. Through its agreement with CORIS, MAS will market the Company's power-line technology in up to 38 countries located on six continents. This geographic focus would include all the former Soviet Republics in Eastern Europe where the need for basic telephony exists for most rural citizens. Also, MAS would provide legal, business, regulatory and technical consulting for countries targeted by the Company where MAS is positioned. MAS would make introductions with other potential partners for the Company for the purpose of increasing the scope and deployment of its power-line technology. The Company would reimburse MAS for all costs associated with pursuing the agreed upon services plus an administrative fee for sales contracts that are successfully completed on behalf of the Company.

Costs and expenses
------------------

>From its inception on November 3, 1999 through September 30, 2000, the Company has not generated any revenues. The Company has incurred expenses of $594,093 during this period. These expenses were associated principally with compensation to employees, product development costs and professional services.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2000, the Registrant had working capital of $ 90,606. As a result of the Company's operating losses from its inception through September 30, 2000, the Registrant generated a cash flow deficit of $817,896 from operating activities. Cash flows used in investing activities was $77,460 during the period November 3, 1999 through September 30, 2000. The Company met its cash requirements during this period through the private placement of $ 726,846 of the Company's common stock and loan proceeds of $ 235,000.


While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

Product Research and Development
--------------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenditures on research and product development for the period November 3, 1999 (date of inception) through September 30, 2000 were approximately $ 60,000.

In order to support the development of the Company's technologies, the Company and Ocala, Florida-based Intellon Corporation signed a letter of intent on October 16, 2000 that set forth the basic terms upon which they will commence negotiation of a definitive agreement, within 60 days for Telkonet to engage Intellon to support development of the technologies of Telkonet. The effort will start as soon as the parties have agreed to the timing, scope and the conditions of the testing plan, which will first characterize the transmission environment, then model the expected network performance and finally evaluate performance their 14 Mbit/sec PowerPacket technology. For the work to be performed by Intellon during the Testing Phase, Telkonet will make fixed monthly payments plus a completion payment of 100,000 shares of common stock of Telkonet, Inc. which may be issued without registration under applicable securities law. Telkonet will provide piggyback registration rights.

If the Company determines that the 14 Mbit/sec PowerPacket technology can economically be used or reasonably modified for use, Intellon agrees to assist in this development through data sharing and participation in design reviews. Upon successful completion of the testing and development phases, whether using existing standard devices or specifically developed devices for Telkonet, Telkonet and Intellon will enter a "Production Alliance" project'. All payments made by Telkonet to Intellon during the Testing phase will be returned to Telkonet in the form of a price reduction during the production phase, until the sum of the price reductions equal the total testing payments.

THE COMPANY may apply for patents and/or copyrights on devices or solutions developed by at its own expense. If the patent content implies major contributions from the cooperation with Intellon employee involvement, the application may be filed jointly on terms and conditions to be mutually agreed upon.

Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

The Company does anticipate the sale of any significant property, plant or equipment during the next twelve months. The Company does not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in the Company's day-to-day operations. The Company believes it has sufficient resources available to meet these acquisition needs.

Number of Employees
-------------------

During the period ended September 30, 2000, the Company had five (5) employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees. The Company anticipates increasing its employment base to ten (10) to fifteen (15) employees during the next 12 months. As the Company continues to expand, the Company will incur additional costs for personnel. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing. There are no assurances the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Trends, Risks and Uncertainties
-------------------------------

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock.

Limited operating history; Anticipated Losses; Uncertainly of Future Results.
-----------------------------------------------------------------------------

Telkonet, Inc. has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving distribution methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its interactive website, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their first product suite, and other product candidates. The Company expects negative cash flow from operations to continue for the next 12 months as it continues to develop and market its business. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

Potential fluctuations in quarterly operating results
-----------------------------------------------------

The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the level of use of the Internet; the demand for high-tech goods; seasonal trends in both Internet use, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's Internet operations; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the Internet and Communications Industry. The Company's quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

Limited public market, possible volatility of share price
---------------------------------------------------------

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol TLKO.OB. As of September 30, 2000, there were approximately 21,775,345 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

                           None

         Item 2 - Changes in Securities and Use of Proceeds

                           (a) None

                           (b) None

                           (c) None


         Item 3.  Defaults Upon Senior Securities

                           None

         Item 4.  Submission of Matters to a Vote of Security Holders

                           None

         Item 5.  Other Information

                           None

         Item 6.  Exhibits and Reports on Form 8-K

                           (a) Exhibits


                                27.1 Financial Data Schedule

                           (b) Reports on Form 8-K filed during the three months
                               ended September 30, 2000.

                                On August 30 2000, the Company filed a Form 8-K describing the Company's acquisition of Telkonet Communications Inc., a Delaware corporation, and the Company's subsequent reverse acquisition.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Telkonet, Inc.
                                          Registrant


November 14, 2000                         By: /S/ Peter Larson
------------------                           --------------------------
Date                                      L. Peter Larson
                                          President and
                                          Chief Executive Officer