Form 10KSB
period 2000-12-31
TELKONET INC
filed 2001-04-17
CIK 1094084

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED: December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________

                        Commission file number: 333-47986

                                 TELKONET, INC.
                                 --------------
        (Exact name of small business issuer as specified in its charter)

                 Utah                                   87-0627421
             ------------                               ----------
   (State or other jurisdiction of           (IRS Employee Identification No.)
    incorporation or organization)

                  902 A Commerce Road Annapolis, Maryland 21401
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (410) 897-5900
                                 --------------
                           (Issuer's telephone number)

Securities Registered pursuant to section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]         No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:     none

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000: $4,939,275

Number of outstanding shares of the registrant's par value $0.001 common stock as of April 11, 2001: 21,815,371

                                 TELKONET, INC.
                                   FORM 10-KSB
                                      INDEX
                                                                           PAGE
                                                                           ----
                                     Part I

Item 1.  Business............................................................3

Item 2.  Properties..........................................................6

Item 3.  Legal Proceedings...................................................6

Item 4.  Submission of Matters of a Vote of Security Holders.................6

                                Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.................................................6

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation..................................6

Item 7.  Financial Statements and Supplementary Data........................14

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure................................14

                               Part III

Item 9.  Directors and Executive Officers of the Registrant.................14

Item 10. Executive Compensation.............................................15

Item 11. Security Ownership of Certain Beneficial Owners and Management.....16

Item 12. Certain Relationships and Related Transactions.....................17

                                Part IV

Item 13. Exhibits, Financial Statement Schedule and Reports on Form 8-K.....17

Signatures..................................................................17

                                     Part I

ITEM 1. BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

General
-------

Telkonet, Inc. (hereinafter "The Company"), a development stage company, was incorporated on November 1999 under the laws of the State of Utah. Its Articles of Incorporation provided for authorized capital of One hundred million (100,000,000) shares of Common Stock, par value $0.001.

There have been no bankruptcy, receiverships, or similar proceedings by or against the Company. There has been no material reclassification, merger, consolidation, or purchase or sale of any significant asset(s).

The Company's principal executive offices are located at: 902 A Commerce Road Annapolis, Maryland 21401.

Business History
----------------

The Company was formed to develop applications for emerging power-line carrier technologies. The Company believes that the power line represents an attractive opportunity to deliver Internet and telephony connectivity to consumers. Because the power line is the most ubiquitous wired network in the home, service providers and consumers avoid the expense, time and inconvenience of installing new wiring. Consumers can achieve reliable, secure communications simply by plugging our devices into electrical outlets. Many of the difficulties associated with power-line communications that historically have prevented the achievement of high data transmission rates can now be overcome with TCI's solutions. TCI's solutions would bring cost-effective communication services where the telecommunication backbone infrastructure is not mature and service is not readily available.

On August 30th, 2000, a Utah Corporation formerly known as Comstock Coal Company, Inc. was merged into Telkonet, Inc., OTCBB: "TLKO", which has 21.8 million shares of common stock outstanding. Telkonet Communications, Inc. is a wholly owned subsidiary of Telkonet, Inc.

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

Telephony Product
-----------------

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

Internet Product
----------------

The second product provides Internet connectivity via geosynchronous satellite, or alternative medium, to a very small aperture terminal (VSAT) and then distributes the Internet service along power lines connected to end users. Use of the power line substantially improves the cost effectiveness of this Internet delivery system, and avoids the traditional per minute telecom charges that are incurred in geographic locations such as Europe. Interfacing TCI's solution to the backbone of the Internet and bypassing the telephone system avoid these per minute charges. By taking the Internet signal to the satellite and downloading the signal to a Vsat terminal for distribution purposes, the TCI proprietary solution unburdens the telephone system and provides cost savings to end users and service providers.

In 1999, Telkonet Communications, Inc. was formed to develop applications for the emerging power line carrier technologies.

Business Development
--------------------

Though in its developmental stage, the Company believes that it has refined a business model that will provide Internet services to small and medium size businesses. The Telkonet solution interfaces to the backbone of the Internet by taking the signal from any of these sources, and through its own Telkonet Powerline Router distributing the Internet to the residents over the existing electrical power lines in the building by simply plugging the Telkonet Router into the nearest outlet. Every existing electrical outlet in the structure would yield immediate access to the Internet for the end user. The second generation of this product has been developed and tested by the Company and is being prepared for beta testing in the second quarter of 2001.

Marketing Strategy
------------------

The Company will market its products principally through service providers who have already been looking for solutions to the access problem. Our products will allow them to reach whole new classes of users. We will continue to examine, select and approach entities with existing distribution channels that will be enhanced by the Telkonet offerings.

Another opportunity for creating product recognition is through opportunities associated with The Digital Divide. The Telkonet solution requires a strategic relationship to be developed with an Internet service provider that can provide service to underserved rural locations. Telkonet has begun discussions with a major provider of ISP products and services regarding the domestic introduction of the Internet product designed for multi-users that would be compatible with and complimentary to the Digital Divide solution. We intend to continue to target Internet Service Providers (ISP's) who would provide service to these and other clients.

Competition
-----------

A few companies, such as Oneline and Mainnet have announced products that are adapted to the European 220 volt topology but in all cases these products are not in commercial use and are not immediately available. In the US, powerline communications companies are focused on the single-family home networking market. Indirect competitors are solutions which require stringing new wiring and connections, or which utilize radio frequency (RF) signaling. Costs and physical limitations restrict these methodologies in many conditions currently.

Employees
---------

Currently, the Company has 4 full time and 1 part time employees. Additional staff will be added, as the success of the business demands it.

Government Regulations
----------------------

The FCC regulates RF emission levels for all electrical equipment. The silicon providers to the powerline industry are currently completing FCC certification testing of the devices that they will provide Telkonet and will make any changes necessary to their devices that the testing will mandate. No such problems are anticipated

Raw Materials
-------------

The Company does not rely on any one or more raw materials or raw material suppliers for the normal course of business.

Patents
-------

The Company filed two Provisional Patent Applications with the U.S. Patent Office. "Methods and Apparatus for Providing Telephone Communications Services" was files on February 10 2000, and "Digital Signal Communications for Computers" was filed on March 7, 2000.

On February 12, 2001 the Company filed a Standard Patent Application for its "Methods and Apparatus for Providing Telephone Communications Services" and on March 7,2001 filed a Utility Patent Application for its "Power Line Telephony Exchange". Both the Standard and the utility patents claim priority for provisional patents that were submitted.

Customers
---------

The Company currently does not rely on one or a few customers to continue business nor does the Company believe such a dependency shall evolve in the future for the Company. Potential customers include: 1) General Use applications such as multi-occupant residences, businesses, office buildings, schools and universities, to provide basic service or as a revenue generator for the building owner. 2) Hotels- for fast economically favorable rollout of Internet access offerings to guests as a revenue generator, at low capital cost. 3) Western Europe- to avoid per minute tariff structures. 4) Any Location world-wide with limited telecom infrastructure, through Satellite link.

ITEM 2. PROPERTIES

The Company currently leases office space at 902A Commerce Drive, Annapolis, MD 21401. The Company currently occupies approximately 3,000 square feet of designated office space, designed to provide short term/temporary accommodation solution to emerging and growing businesses. The facility allows businesses to lease spaces on a project basis or short-term lease until a more permanent solution can be sought out. The Company believes the ability to expand into these facilities as the business plan is executed, will be adequate for its current requirements.

The Company's future plans will likely require more permanent additional space as its business plan progresses. If, and when, this should occur, the Company will look into expansion into target markets that will be able to financially support the additional office space and manpower required.

(a)     Real Estate                        None

(b)     Computer and Office Equipment      $75,000

ITEM 3. LEGAL PROCEEDINGS

The Company is not, and does not anticipate being a party to any legal proceedings in the foreseeable future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Shares are currently quoted on the over the counter bulletin board market under the ticker symbol TLKO

(b) As of December 31, 2000, the Company had approximately 114 shareholders of record of the common stock.

(c) No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Factors that May Affect Future Results and Market Price of Stock".

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

Revenues
--------

The Company generated no revenues from operations from its inception. The Company believes it will begin earning revenues from operations within the next twelve months as it transitions from a development stage company to that of an active growth and acquisition stage company.

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

Costs and Expenses
------------------

From its inception on November 3, 1999 through December 31, 2000, the Company has not generated any revenues. The Company has incurred expenses of $963,693 during this period. These expenses were associated principally with compensation to employees, product development costs and professional services.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2000, the Registrant had a deficiency in working capital $248,511. As a result of the Company's operating losses from its inception through December 31, 2000, the Registrant generated a cash flow deficit of $680,350 from operating activities. Cash flows used in investing activities was $89,029 during the period November 3, 1999 through December 31, 2000. The Company met its cash requirements during this period through the private placement of $726,846 of the Company's common stock and loan proceeds of $ 235,000.

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

Product Research and Development
--------------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenditures on research and product development for the period November 3, 1999 (date of inception) through December 31, 2000 were approximately $120,000.

Telkonet has designed and constructed our second generation of a powerline communication system for high speed Internet provision that can be implemented more quickly and inexpensively than any other existing method. Our current generation powerline communication systems, operating at speeds in excess of 2 Mega bits per second (Mbps), will allow users throughout multi-dwelling units, schools, hotels or office buildings to share high speed Internet access facilities. This product is not only operating as a prototype in our facility, but is being used as our reliable day-to-day communication backbone

Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

The Company does not anticipate the sale of any significant property, plant or equipment during the next twelve months. The Company does not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in the Company's day-to-day operations. The Company believes it has sufficient resources available to meet these acquisition needs.

Number of Employees
-------------------

During the period ended December 31, 2000, the Company had five (5) employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees. The Company anticipates increasing its employment base to ten (10) to fifteen (15) employees during the next 12 months. As the Company continues to expand, the Company will incur additional costs for personnel. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing. There are no assurances the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Limited Operating History; Anticipated Losses; Uncertainly of Future Results
----------------------------------------------------------------------------

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

Limited Public Market, Possible Volatility of Share Price
---------------------------------------------------------

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol TLKO.OB. As of December 31, 2000, there were approximately 21,815,371 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

Recent Accounting Pronouncements
--------------------------------

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other-Post Employment Benefits ("SFAS 132"). SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not effect the company as of December 31, 2000.

In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS No. 133") in the year ended December 31, 2000. SFAS No.133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's impact on the Company's financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does not expect the standard to have a material effect on its financial condition or operating results.

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

Risk Factors That May Affect Future Results and Market Price of Stock
---------------------------------------------------------------------

The business of the Company involves a number of risks and uncertainties that could cause actual results to differ materially from results projected in any forward-looking statement, or statements, made in this report. These risks and uncertainties include, but are not necessarily limited to the risks set forth below. The Company's securities are speculative and investment in the Company's securities involves a high degree of risk and the possibility that the investor will suffer the loss of the entire amount invested.

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINLY OF FUTURE RESULTS

The Company was organized in 1999, and has no operating history upon which an evaluation of its business and prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating the acceptance of the Company's business model.

The Company will be incurring costs to develop and market its IT solutions, to establish marketing relationships, and to build an administrative organization. There can be no assurance that the Company will be profitable on a quarterly or annual basis. In addition, as the Company expands its business network and marketing operations it will likely need to increase its operating expenses, broaden its customer support capabilities, and increase its administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

POSSIBLE NEED FOR ADDITIONAL FINANCING

It is possible that revenues from the Company's operations may not be sufficient to finance its initial operating cost to reach breakeven. If this were to occur, the Company would need to raise or find additional capital. While the Company expects to be able to meet its financial obligations for approximately the next twelve months, there is no assurance that, after such period, the Company will be operating profitably. If they are not, there can be no assurance that any required capital will be obtained on terms favorable to the Company. Failure to obtain adequate additional capital on favorable terms could result in significant delays in the expansion of new services and market share and could even result in the substantial curtailment of existing operations and services to clients.

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

As a result of the Company's lack of operating history and the emerging nature of the market in which it competes, the Company is unable to forecast its revenues accurately. The Company's current and future expense levels are based largely on its investment/operating plans and estimates of future revenue and are to a large extent based on the Company's own estimates. Sales and operating results generally depend on the volume of, timing of, and ability to obtain customers, orders for services received, and revenues therefrom generated. These are, by their nature, difficult at best to forecast.

The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or delay. Accordingly, any significant shortfall or delay in revenue in relation to the Company's planned expenditures would have an immediate adverse affect on the Company's business, financial condition, and results of operations. Further, in response to changes in the competitive environment, the Company may from time to time make certain pricing, service, or marketing decisions that could have a material adverse effect on the Company's business, financial condition, operating results, and cash flows.

DEVELOPING MARKET; ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE JUST NOW BEING PROVEN

The Company's long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for business commerce, in terms of the sales of both products and services to businesses and individuals. The use of the Internet as a means of business sales and commerce has only recently reached a point where many companies are making reasonable profits from their endeavors therein, and there can be no assurance that this trend will continue.

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce.

The failure of the necessary infrastructure to further develop in a timely manner, or the failure of the Internet to continue to develop rapidly as a valid medium for business would have a material adverse effect on the Company's business, financial condition, operating results, and cash flows.

UNPROVEN ACCEPTANCE OF THE COMPANY'S SERVICES AND/OR PRODUCTS

The Company is still in its development stage. As a result, it does not know with any certainty whether its services and/or products will be accepted within the business marketplace. If the Company's services and/or products prove to be unsuccessful within the marketplace, or if the Company fails to attain market acceptance, it could materially adversely affect the Company's financial condition, operating results, and cash flows.

DEPENDENCE ON KEY PERSONNEL

The Company's performance and operating results are substantially dependent on the continued service and performance of its officer and directors. The Company intends to hire additional technical, sales, and other personnel as they move forward with their business model. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical employees, or that it will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of the Company's key employees or the inability to attract and retain the necessary technical, sales, and other personnel could have a material adverse effect upon the Company's business, financial condition, operating results, and cash flows. The Company does not currently maintain "key man" insurance for any of its key employees.

DEPENDENCE ON THE INTERNET

Online companies have experienced interruptions in their services as a result of outages and other delays occurring due to problems with the Internet network infrastructure, disruptions in Internet access provided by third-party providers or failure of third party providers to handle higher volumes of user traffic. If Internet usage grows, the Internet infrastructure or third-party service providers may be unable to support the increased demands which may result in a decline of performance, reliability or ability to access the Internet. If outages or delays frequently occur in the future, Internet usage, as well as usage of the Company's Internet Web-sites, could grow more slowly or decline.

COMPETITION

The IT solutions market in which the Company will operate is very competitive. Many competitors have substantially greater, financial, technical, marketing, and distribution resources than the Company.

In all its markets, the Company competes against a large number of companies of varying sizes and resources. There are an increasing number of competitive services and products offered by a growing number of companies. Increased competition in any service or product area may result in a loss of a client, reduction in sales revenue, or additional price competition, any of which could have a material adverse effect on the Company's operating results. In addition, existing competitors may continue to broaden their service and/or product lines and other potential competitors may enter or increase their presence in the IT solutions market, resulting in greater competition for the Company.

Most of the Company's current and potential competitors have substantially longer operating histories, larger customer bases, greater name and service recognition, and significantly greater financial, marketing, and other resources than the Company. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as the use of the Internet and other online services increases. Many of the Company's competitors may be able to respond more quickly to changes in customer preferences/needs, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Internet site and systems development than the Company.

It is possible that new competitors or alliances among competitors may emerge and rapidly acquire market share. Increased competition may result in reduced operating margins and/or loss of market share, either of which could materially adversely affect the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition, operating results and cash flows.

INTELLECTUAL PROPERTY RIGHTS

As part of its confidentiality procedures, the Company expects to enter into nondisclosure and confidentiality agreements with its key employees, and any consultants and/or business partners and will limit access to and distribution of its technology, documentation, and other proprietary information.

Despite the Company's efforts to protect any intellectual property rights it may have, unauthorized third parties, including competitors, may from time to time copy or reverse-engineer certain portions of the Company's technology and use such information to create competitive services and/or products.

It is possible that the scope, validity, and/or enforceability of the Company's intellectual property rights could be challenged by other parties, including competitors. The results of such challenges before administrative bodies or courts depend on many factors which cannot be accurately assessed at this time. Unfavorable decisions by such administrative bodies or courts could have a negative impact on the Company's intellectual property rights. Any such challenges, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, and cause service or product delays. If such events should occur, the Company's business, operating results and financial condition could be materially adversely affected.

RISKS OF TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS

The Company's success will depend on its ability to develop Information Technology solutions that will meet customers' changing requirements. The IT solutions industry is characterized by rapidly changing technology, evolving industry standards, and changes in customer need and frequent new service and product introductions. The Company's future success will depend, in part, on its ability to effectively use leading edge technologies, to continue to develop its technological expertise, to enhance its current service, to develop new products that meet changing customer preferences and to influence and respond to merging industry standards and other technological changes on a timely and cost-effective basis.

DEPENDENCE OF LICENSED TECHNOLOGY

The Company may rely on certain technology licensed from third parties, and there can be no assurance that these third party technology licenses will be available to the Company on acceptable commercial terms or at all.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-14 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following table furnishes the information concerning the Company's directors and officers as of December 31, 2000. The directors of the Company are elected every year and serve until their successors are elected and qualify.

     NAME               AGE            TITLE             TERM
     ----               ---            -----             ----
L. Peter Larson         51      President and CEO       3 years
David Grimes            63      Chairman and CTO        3 years
Stephen Sadle           55      Executive VP/COO        3 years
Robert P. Crabb         53      Corporate Secretary     3 years

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

L. Peter Larson                         100%
David Grimes                            50%
Stephen Sadle                           100%
Robert P. Crabb                         40%

The term of office for each director is one (1) year, or until his/her successor is elected at the Company's annual meeting and is qualified. The term of office for each officer of the Company is at the pleasure of the board of directors.

The board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

(b)      Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by the directors and executive officers of the Company.

(c)      Family Relationships.

None

(d)      Business Experience.

L. PETER LARSON, PRESIDENT & CHIEF EXECUTIVE OFFICER has an extensive background in engineering and finance. After completing his BSEE and MS in Operations Research at Rensselaer Polytechnic, he began his career with General Dynamics Corporation. During his 20+-year career at GD, Larson served in various executive positions including Vice President and Controller of their international Services Company and Senior Vice President for Finance and CFO for the Cessna Aircraft Company. While at Cessna he developed their European and South American financing programs. Larson served as COO of Integrated Communications System Networks, Inc. from 1995 to 1997, and was most recently a consultant in several start-up and turn-around assignments for clients in electronics manufacturing, software, Internet application development and telecommunications, including CFO of Telepad Corporation and Financial advisor to The Windermere Group.

DAVID W. GRIMES, CHAIRMAN, is a co-founder of the company. From 1963-1982 Grimes was the Senior Executive with NASA for the Delta Program, heading the $200 Million per annum program. From 1982-1989 he was Founder and CEO of Transpace Carriers Inc., a venture to commercialize the delta launch vehicle. From 1989-1992 he was the Engineering Division Director at EER Inc., of Seabrook Maryland with responsibility for over 100 engineers and technicians on electrical mechanical and thermal tasks for Goddard Space Flight Center. From 1992-1999, Chief Engineer for Final Analysis, Inc. and led the design and development of the Low Earth Orbit constellation of 38 satellites for use in global store and forward communications. Grimes is a recognized expert in space and ground communications systems and brings this expertise to bear on the implementation of the hybrid telephony and high speed Internet technology.

STEPHEN L. SADLE, CHIEF OPERATING OFFICER, is a co-founder of the company.1970-1986 Sadle co-founder and was president of a successful infrastructure construction and development company in the Washington D.C. metro area and was awarded Small Businessman of the Year in 1980.1986-1999 He was Vice President of Business Development and Sales for The Driggs Corporation, a major heavy and infrastructure firm interfacing with both government and the private sectors.1999-2000 Sadle was Vice President and General Sales Manager of Internos, a provider of web based vertical intranet applications and developed operating extranets in the transportation and construction industries. He brings significant management, contracting and entrepreneurial skills to the company.

ROBERT P. CRABB, CORPORATE SECRETARY, has over 30 years of sales, marketing and public and private corporate management experience. His entrepreneurial expertise includes marketing consulting and commercial and residential real estate development. Mr. Crabb's experience includes a career of sales management with MetLife; he is the President and Managing Director of Susquehanna Development L.L.C. a marketing consulting firm. He is the Corporate Secretary and serves on the Board of Directors of Medical Advisory Systems, Inc.

(e)      Directors Compensation

Directors who are also officers of the Registrant receive no cash compensation for services as a director.

ITEM 10. EXECUTIVE COMPENSATION

Section 16(a) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish to Registrant with copies of all
Section 16(a) that they file.

Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

EXECUTIVE COMPENSATION

(a)      Cash Compensation.

Compensation paid by the Company for all services provided up to December 31, 2000 to each of its executive officers

                                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                         Annual Compensation                      Long Term Compensation
                                      --------------------------                 ------------------------

(a)                           (b)     (c)           (d)              (e)         (f)          (g)            (h)
Name and Principal Position   Year    Salary        Bonus Annual     Other       Restricted   Underlying/    LTIP
                                      ($)           Compensation     Awards      Stock        Options        or
                                                    ($)                                       Securities     other
L. Peter Larson, CEO          2000    $76,747                                                 200,000
David Grimes, Chairman        2000    $60,918                                                 160,000
Stephen Sadle, COO            2000    $76,747                                                 200,000
Robert P Crabb, Secretary     2000                                                            100,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 21,815,371 shares outstanding at December 31, 2000.


Title of Class          Name and Address of Beneficial Owner    Amount of Beneficial    Percent
                                                                Interest                of Class
Common                  David Grimes, 1621 John Ross Lane,            5,131,917         21.3%
                        Crownsville MD
                        Stephen Sadle, 1200 John Ross Court,          5,922,694         24.6%
                        Crownsville, MD
                        Donald Erat, 13700 Canal Vista Court,         2,861,347         11.9%
                        Patomac, MD
                        L. Peter Larson, 125 SpaView Ave,             1,705,285         7.1%
                        Annapolis, MD
                        Ron Pickett, 2321 Ocean Point Drive,          2,658,964         11.0%
                        Wilmington, NC
                        FERST for St. Mary's Inc. 2321 Ocean          1,958,549         8.1%
                        Point Drive, Wilmington, NC

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at December 31, 2000.


Title of Class          Name and Address of Beneficial Owner    Amount of Beneficial    Percent
                                                                Interest                of Class
Common                  David Grimes, 1621 John Ross Lane,            5,131,917         21.3%
                        Crownsville MD
                        Stephen Sadle, 1200 John Ross Court,          5,922,694         24.6%
                        Crownsville, MD
                        Robert P Crabb, 583 Lombard Rd. Rising Sun,   379,793           1.6%
                        MD
                        L. Peter Larson, 125 SpaView Ave,             1,705,285         6.8%
                        Annapolis, MD

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.
                                     Part IV

ITEM 13. EXHIBITS  AND REPORTS ON FORM 8-K

        (A) Exhibits

                The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number            Description of Document
------            -----------------------

3.1 (a)           Articles of Incorporation of the Registrant

3.2 (a)           By-laws of the Registrant

----------

(a)      Included as an Exhibit to the Company's Form 8-K dated August 30, 2000


        (B) Reports On Form 8-K.

                  The Company did not file any current reports on Form 8-K during the reporting period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 16, 2001                    Telkonet, Inc.


                                     By: /S/ L. PETER LARSON
                                         ------------------------------------
                                         L. Peter Larson
                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ David Grimes                    Director                      April 16, 2001
-----------------------------
    David Grimes



/s/ Stephen Sadle                   Director                      April 16, 2001
-----------------------------
    Stephen Sadle

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES
                           DECEMBER 31, 2000 AND 1999

                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                                 TELKONET, INC.

                                 TELKONET, INC.

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Report of Independent Certified Public Accountants                       F-2

Consolidated Balance Sheet at December 31, 2000 and 1999                 F-3

Consolidated Statement of Losses for the Years ended
December 31, 2000 and 1999 and for the Period November 3, 1999
(Date of Inception) through December 31, 2000                            F-4

Consolidated Statement of Deficiency in Stockholders' Equity
for the Period November 3, 1999 (Date of Inception) through
December 31, 2000                                                        F-5

Consolidated Statement of Cash Flows for the Years ended
December 31, 2000 and 1999 and for the Period November 3, 1999
(Date of Inception) through December 31, 2000                            F-6

Notes to Consolidated Financial Statements                        F-7 - F-13

                             STEFANOU & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

                                1360 Beverly Road
                                    Suite 305
                              McLean, VA 22101-3621
                                  703-448-9200
                               703-448-3515 (fax)
                                                               Philadelphia, PA
--------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
Telkonet, Inc.
Annapolis, MD

         We have audited the accompanying consolidated balance sheets of Telkonet, Inc. (a development stage company) as of December 31, 2000 and 1999 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the years ended December 31 ,2000 and 1999 and for the period November 3, 1999 (date of inception) to December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the two years then ended, and from November 3, 1999 (date of inception), to December 31, 2000, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ STEFANOU & COMPANY, LLP
                                            ----------------------------
                                             Stefanou & Company, LLP
                                             Certified Public Accountants

McLean, Virginia
March 23, 2001

                                         TELKONET, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEET
                                   DECEMBER 31, 2000 AND 1999
                                                                             2000         1999
                                                                          ----------   ----------
                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash and equivalent                                                  $  10,450    $       -
     Deposits                                                                 4,625            -
                                                                          ----------   ----------
          Total Current Assets                                               15,075            -

PROPERTY AND EQUIPMENT-AT COST:
     Furniture, equipment and leasehold improvements                         89,029            -
     Less accumulated depreciation                                           22,080            -
                                                                          ----------   ----------
                                                                             66,949            -
                                                                          ----------   ----------
                                                                          $  82,024    $       -
                                                                          ==========   ==========

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
               --------------------------------------------------

CURRENT LIABILITIES:

     Accounts payable and accrued expenses                                $ 253,586    $  33,973
     Due to Shareholder (Note C)                                             10,000            -
                                                                          ----------   ----------
          Total current liabilities                                         263,586       33,973

COMMITMENTS AND CONTINGENCIES (NOTE F)

DEFICIENCY IN STOCKHOLDERS' EQUITY (NOTE D)
Common stock, par value $.001 per share; 100,000,000 shares authorized;
21,815,371 issued at December 31, 2000 and none at December 31, 1999         21,815            -
Additional paid in capital                                                  760,316            -
Deficit accumulated during development stage                               (963,693)     (33,973)
                                                                          ----------   ----------
          Deficiency in  stockholders' equity                              (181,562)     (33,973)
                                                                          ----------   ----------
                                                                          $  82,024    $       -
                                                                          ==========   ==========

                See accompanying notes to consolidated financial statements

                                           TELKONET, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENT OF LOSSES
                                                                                         For the Period
                                                                                           November 3,
                                                          For the Year    For the Year   1999, (Date of
                                                             Ended           Ended       Inception) to
                                                          December 31,    December 31,    December 31,
                                                             2000             1999           2000
                                                         -------------   -------------   -------------
Cost and expenses:
     Research and development                            $    119,000    $          -    $    119,000
     General and administrative                               773,336          33,973         807,309
     Interest                                                  15,576               -          15,576
     Depreciation and amortization                             21,808               -          21,808
                                                         -------------   -------------   -------------

Loss before income taxes                                     (929,720)        (33,973)       (963,693)

Income (taxes) benefit                                              -               -               -
                                                         -------------   -------------   -------------

Net loss                                                 $   (929,720)   $    (33,973)   $   (963,693)
                                                         =============   =============   =============

Loss Per Common Share (basic and assuming dilution)      $      (0.04)   $      (0.00)   $      (0.05)
                                                         =============   =============   =============

Weighted Average Common Shares Outstanding (NOTE G)        20,891,349               -      20,757,454

                             See accompanying notes to consolidated financial statements

                                                       TELKONET, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                         FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000
                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                                     During
                                                         Common         Stock        Additional    Development
                                                         Shares         Amount     Paid-in-capital    Stage          Total
                                                      ------------   ------------   ------------  ------------   ------------
Net Loss                                                        -    $         -    $         -   $   (33,973)   $   (33,973)
                                                      ------------   ------------   ------------  ------------   ------------
Balance at December 31, 1999                                    -              -              -       (33,973)       (33,973)
Shares issued to founders January, 2000, in
exchange for services and costs valued at $ .60
per share                                                  19,300            193         11,387             -         11,580
Shares issued in June 2000, for cash in
connection with private placement at $375 per
share, net of costs                                         1,735             17        644,219             -        644,236
Shares issued in July 2000, for warrants
exercised at a price of $ 375.00 per share                    190              -         71,250             -         71,250
Shares issued in August 2000, in connection
with the merger of Comstock Coal and Telkonet
Communications, Inc.                                   21,775,335         21,775              -             -         21,775
August 2000, retirement of Telkonet
Communications, Inc. shares                               (21,225)          (210)             -             -           (210)
Shares issued in October 2000, in exchange for
warrants exercised at a price of $1.00 per
share                                                      29,145             29         29,115             -         29,145
Shares issued in October 2000, in exchange for
warrants exercised at a price of $.40 per share            10,891             11          4,345             -          4,356
Net loss                                                        -              -              -      (929,720)      (929,720)
                                                      ------------   ------------   ------------  ------------   ------------
Balance at December 31, 2000                           21,815,371    $    21,815    $   760,316   $  (963,693)   $  (181,562)
                                                      ============   ============   ============  ============   ============

                         See accompanying notes to consolidated financial statements

                                                       TELKONET, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          For the period     For the Period
                                                                        For the Year     November 3, 1999    November 3, 1999,
                                                                           ended             (Date of           (Date of
                                                                        December 31,      Inception) to      Inception) to
                                                                            2000        December 31, 1999  December 31, 2000
                                                                      ----------------   ----------------   ----------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss from development stage operations                   $      (929,720)   $       (33,973)   $      (963,693)
         Adjustments to reconcile net loss from  development
         stage operations to cash used for operating activities:
     Common Stock issued in exchange for services rendered                     11,387                  -             11,387
     Depreciation and amortization                                             21,808                  -             21,808
     Increase (decrease) in:
         Deposits                                                              (4,625)                 -             (4,625)
         Accounts payable and accrued expenses, net                           220,800             33,973            254,773
                                                                      ----------------   ----------------   ----------------
NET CASH USED BY OPERATING ACTIVITIES                                        (680,350)                 -           (680,350)

CASH FLOWS USED IN INVESTING ACTIVITIES:
         Capital expenditures, net of disposals                               (89,029)                 -            (89,029)
                                                                      ----------------   ----------------   ----------------
NET CASH USED IN INVESTING ACTIVITIES                                         (89,029)                 -            (89,029)

CASH FLOWS USED IN FINANCING ACTIVITIES:
         Proceeds from sale of common stock, net of costs                     748,929                  -            748,929
         Proceeds from stockholder advances                                    10,000                  -             10,000
         Proceeds from shareholder loans                                      235,000                  -            235,000
         Repayment of shareholder loans                                      (235,000)                 -           (235,000)
                                                                      ----------------   ----------------   ----------------
NET CASH, PROVIDED (USED) IN FINANCING ACTIVITIES                             758,929                  -            758,929
                                                                      ----------------   ----------------   ----------------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                10,450                  -             10,450
Cash and equivalents at beginning of period                                         -                  -                  -
                                                                      ----------------   ----------------   ----------------
CASH AND EQUIVALENTS AT END OF PERIOD                                 $        10,450    $             -    $        10,450
                                                                      ================   ================   ================

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                              $             -    $             -    $             -
Income taxes paid                                                                   -                  -                  -
Common stock issued for services                                               11,387                  -             11,387
Acquisition:
         Assets Acquired                                                            1                  -                  1
         Accumulated Deficit                                                    2,643                  -              2,643
         Liabilities Assumed                                                   (2,642)                 -             (2,642)
                                                                      ----------------   ----------------   ----------------
                                                                      $             1    $             -    $             1
                                                                      ================   ================   ================

                                    See accompanying notes to consolidated financial statements

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation
----------------------------------

Telkonet Communications, Inc., a wholly owned subsidiary of Telkonet, Inc. ("Company"), formerly Comstock Coal Company, Inc., was formed on November 3, 1999 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is seeking to develop, produce and market equipment enabling the transmission of voice and data over electric utility lines. From its inception through the date of these financial statements the Company has recognized no revenues and has incurred significant operating expenses.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Telkonet Communications, Inc. Significant intercompany transactions have been eliminated in consolidation.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs during the year ended December 31, 2000 and for the period November 3, 1999 (date of inception) through December 31, 1999.

Property and Equipment
----------------------

For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives (three to five years for furniture, fixtures and equipment). The straight-line method of depreciation is also used for tax purposes.

Marketable Securities
---------------------

Marketable securities consist primarily of corporate equity securities. The Company's marketable securities are considered to be "available for sale" and accordingly, are carried on the balance sheet at fair market value, which approximates cost. Gains and losses from securities have not been material.

Income Taxes
------------

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents
----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Impairment of Long-lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No.121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Research and Development
------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenditures on research and product development for 2000 and 1999 were $ 119,000 and $ 0, respectively.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company currently has no customers.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31 ,2000 AND 1999

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation
------------------------

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $ 929,720 at December 31, 2000 and $ 33,973 at December 31 ,1999. The company's current liabilities exceed its current assets by $ 248,511 at December 31, 2000.

Comprehensive Income
--------------------

The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information
-------------------

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1998. SAFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

New Accounting Pronouncements
-----------------------------

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other -Post Employment Benefits ("SFAS 132") in the year ended December 31, 2000. SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not effect the Company as of December 31, 2000.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

In April 1998, Statement of Position No. 98-5 was issued which requires that companies expense defined previously capitalized start-up costs including organization costs and expense future start-up costs as incurred. Adoption of this statement does not have an effect on financial condition or operating results.

The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS No. 133") in the six months ended December 31, 2000. SFAS No. 133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (" SAB 101"), Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does not expect the standard to have a material effect on its results.

NOTE B - MERGER

On August 25, 2000, Telkonet Communications, Inc. ("TCI") completed an Agreement and Plan of Reorganization ("Agreement") with Comstock Coal Company, Inc. ("Comstock") in a transaction accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of Comstock was $1. From Comstock's inception, until the date of the merger, Comstock was an inactive corporation with no assets and liabilities. As a result of the acquisition, there was a change in control of the public entity. Subsequent to the date of the merger, Comstock Coal Company, Inc. changed its name to Telkonet, Inc. ("Company"), with Telkonet Communications, Inc. becoming a wholly owned subsidiary of the Company.

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

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE B - MERGER (CONTINUED)

The total purchase price and carrying value of net assets acquired of Comstock was $1. The net assets acquired were as follows:

                     Net Assets               $     1
                     Accumulated Deficit        2,643
                     Net Liabilities           (2,642)
                                              --------
                                              $     1
                                              ========

NOTE C - RELATED PARTY TRANSACTION

The amount due to the Company's shareholders at December 31, 2000 and 1999 represents aggregate advances to the Company (net of repayments). No formal agreements or repayment terms exist.

NOTE D - CAPITAL STOCK

The Company was incorporated under the laws of the State of Delaware on November 3, 1999 under the name of Telkonet Communications, Inc. The Company is a successor to Telkonet Communications, Inc., a company formed under the laws of the State of Maryland ("Predecessor"). The Predecessor was an inactive corporation entity with no significant assets or operations. The Company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share.

In January, the Company issued 19,300 shares to its founders, in exchange for costs and services, valued at $11,580. In June, the Company issued a Private Offering Memorandum for the sale of common stock at a purchase price of $ 375.00 per share. As of December 31, 2000, the Company had received $ 644,236, net of costs, for 1,735 shares sold under this offering. In July, the Company issued 190 shares in exchange for exercised warrants, with an exercise price of $ 375 per share. In August, the Company issued 21,775,335 shares in conjunction with the merger of Comstock Coal Company, Inc. (Note B). In connection with the transaction, the Company retired 21,225 shares of previously issued Telkonet Communications, Inc. common stock. In October, the Company issued 29,145 and 10,891 shares in exchange for exercised warrants, with and exercise price of $1.00 and $0.40 per share, respectively.

As of December 31, 2000, the Company had the following outstanding warrants to purchase the Company's common stock:

     Number of Shares     Exercise Price Per Share       Date of Expiration
     ----------------     ------------------------       ------------------
          69,948                   $ 0.40                   June 1, 2001
         221,502                   $ 1.00                  June 30, 2001
          34,974                   $ 1.00                  July 31, 2001
         125,907                   $ 0.40                  July 31, 2001

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE E - INCOME TAXES

The Company has adopted Financial Accounting Standard number 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $963,693, which expire through 2020, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $327,489. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of December 31, 2000 are as follows:

Non Current:
         Net operating loss carryforward      $ 327,489
         Valuation allowance                   (327,489)
                                              ----------
         Net deferred tax asset               $       -
                                              ==========

NOTE F - COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------

The Company leases office space on a year to year basis in Annapolis, Maryland for its corporate offices. Commitments for minimum rentals under non cancelable leases at the end of 2000 are as follows:

                       2001           $ 55,500
                       2002             55,500
                       2003             42,000
                                      ---------
                                      $153,000
                                      =========

Employment and Consulting Agreements
------------------------------------

The Company has an employment agreement with the Company's Chief Executive Officer and Chief Operating Officer. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE G - LOSSES PER COMMON SHARE

The following table presents the computations of basic and dilutive loss per share:

                                                                   2000
                                                               -----------
          Net loss available to common shareholders            $  (929,720)
                                                               ============
          Basic and fully diluted loss per share               $     (0.04)
                                                               ============
          Weighted average common shares outstanding            20,891,349
                                                               ============

NOTE H - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company borrowed $150,000 from a financial institution. The loan is due in March 2002 with interest at 11% per annum, and guaranteed by the Company's principal shareholders and officers.

NOTE I - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements from November 3, 1999 (date of inception of Company), the Company incurred loses from operations of $963,693. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve it liquidity through the continued developing of its products, establishing a profitable market for the Company's products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

                                    EXHIBITS

                                  EXHIBIT INDEX


NUMBER                        DESCRIPTION OF EXHIBIT                    PAGE
------                        ----------------------                    ----

(11)                     Computation of Losses per Common
                         and Common Share Equivalents                   E-1