Form 10QSB
period 2001-03-31
TELKONET INC
filed 2001-05-14
CIK 1094084

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the period ended March 31, 2001

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

                                 (410) 897-5900
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,815,371 shares of Common Stock ($.001 par value) as of March 31, 2001.


Transitional small business disclosure format:  Yes [ ]   No [X]

                                 TELKONET, INC.

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31 ,2001


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                           Consolidated Balance Sheet:
                           March 31, 2001 and December 31, 2000

                           Consolidated Statements of Losses:
                           Three Months Ended March 31 ,2001 and 2000

                           November 3, 1999 (Date of Inception) through
                           March 31, 2001

                           Consolidated Statements of Cash Flows:
                           Three Months Ended March 31, 2001 and 2000

                           November 3, 1999 (Date of Inception) through
                           March 31, 2001

                           Notes to Consolidated Financial Statements:
                           March 31, 2001

         Item 2.  Plan of Operation

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


Item 1.  Financial Statements (Unaudited)

                                           TELKONET, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                            Unaudited
                                                          March 31, 2001 December 31, 2000
                                                          -------------- -----------------
Current assets:
     Cash and equivalents                                   $    54,717       $    10,450
     Deposits                                                     4,625             4,625
                                                            ------------      ------------
Total current assets                                             59,342            15,075

Property & Equipment - at cost
    Furniture, Equipment, & Leasehold Improvements               89,458            89,029
    Less:  Accum. Depreciation                                   29,925            22,080
                                                            ------------      ------------
                                                                 59,533            66,949

Total Assets                                                $   118,875       $    82,024
                                                            ============      ============


               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                  $   207,482       $   253,586
     Due to Shareholders                                              -            10,000
     Line of Credit - Citizen's Bank                            150,000                 -
     Note Payable - 1st Mariner Bank                            195,000                 -
                                                            ------------      ------------
                                                                552,482           263,586


Deficiency in Stockholders' equity:
     Preferred stock, par value $.001 per share;
15,000,000 shares authorized; none issued at March 31,
2001 and December 31, 2000                                            -                 -

     Common stock, par value $.001 per share;
100,000,000 shares authorized; 21,815,341 issued at
March 31 ,2001 and December 31, 2000                             21,815            21,815
     Additional paid-in-capital                                 760,316           760,316
     Accumulated Deficit in Stockholder's equity
during Development Stage                                     (1,215,738)         (963,693)
                                                            ------------      ------------
                                                               (433,607)         (181,562)
                                                            ------------      ------------
                                                            $   118,875       $    82,024
                                                            ============      ============

            See accompanying footnotes to the unaudited consolidated financial statements

                                           TELKONET, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENT OF LOSSES
                                             (UNAUDITED)

                                                                                For the period from
                                                                               November 3, 1999 (date
                                                                                 of inception) thru
                                                Three months ended March 31,      March 31, 2001
                                                ----------------------------      --------------
                                                  2001                2000
                                                  ----                ----
Operating expenses:
     Selling, general and administrative      $    126,625       $    100,984       $    933,934
     Research & Development                        112,291             25,587            231,291
     Depreciation                                    7,845              1,168             29,653
     Interest                                        5,284                  -             20,860
                                              -------------      -------------      -------------
Operating expense                                  252,045            127,740          1,215,738
                                              -------------      -------------      -------------


Net income before taxes                           (252,045)          (127,740)        (1,215,738)

Provision for income taxes

Net income                                    $   (252,045)      $   (127,740)      $ (1,215,738)
                                              =============      =============      =============

Earnings per common share                     $      (0.01)      $      (0.01)      $      (0.06)
(basic and assuming dilution)                 =============      =============      =============

Weighted average shares outstanding

     Basic                                      21,815,371         19,980,003         20,943,416
                                              =============      =============      =============
     Diluted

            See accompanying footnotes to the unaudited consolidated financial statements

                                                TELKONET, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)
                                                                                                   For the period
                                                                                                    from November
                                                                                                    3, 1999 (date
                                                                   Three Months Ended March 31,     of inception)
                                                                   ----------------------------    thru March 31,
                                                                       2001            2000             2001
                                                                       ----            ----             ----
Cash flows from operating activities:
     Net income from operating activities                        $  (252,045)      $  (127,740)      $(1,215,738)
     Adjustments to reconcile net income to net cash:
         Common stock issued in exchange for services rendered             -               164            11,387
         Depreciation                                                  7,845             1,168            29,653
          Change in:
               Prepaid expenses and other assets                           -                 -            (4,625)
               Accounts payable and accrued expenses                 (46,104)           (5,263)          229,569
                                                                 ------------      ------------      ------------
    Net cash from operating activities                              (290,304)         (131,670)         (949,754)

Cash flows used in investing activities:
      Capital expenditures, net of disposals                            (429)          (35,258)          (89,458)
                                                                 ------------      ------------      ------------
     Net cash used in investing activities                              (429)          (35,258)          (89,458)

Cash flows (used in)/provided by financing activities:
     Proceeds from sale of common stock, net of costs                      -            11,389           748,929
     Proceeds from Loans                                             345,000                 -           345,000
     Proceeds from stockholder advances                                    -                 -            10,000
     Repayment of stockholder advances                               (10,000)          (10,000)
     Proceeds from stockholder loans                                       -           200,000           235,000
     Repayment of stockholder loans                                        -                 -          (235,000)
                                                                 ------------      ------------      ------------
     Net cash used in financing activities                           335,000           211,389         1,093,929

Net increase in cash and cash equivalents                             44,267            44,461            54,717

Cash and cash equivalents at January 1                                10,450                 -                 -

Cash and cash equivalents at March 31                            $    54,717       $    44,461       $    54,717
                                                                 ============      ============      ============


Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                         $         -       $         -       $         -
Income taxes paid                                                          -                 -                 -
Common stock issued for services                                           -               164            11,387
Acquisition:
   Assets Acquired                                                         -                 -                 1
   Accumulated Deficit                                                     -                 -             2,643
   Liabilities Assumed                                                     -                 -            (2,642)

                 See accompanying footnotes to the unaudited consolidated financial statements

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the three-month period ended March 31 ,2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB dated April 16, 2001.

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

                                 TELKONET , INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


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

Description of the Company
--------------------------

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

The Company has applied for patents that cover its unique technology, and intends to utilize recently announced advancements in transmission speeds to build next generation devices for field tests and marketing demonstrations. TCI's technology would be licensed or sold to strategic customers and partners with vertical markets where TCI's products and services would satisfy demand for communication services. TCI has developed second generation working prototypes for two products designed to provide telephony services and Internet connectivity through transmission over existing power line networks: The primary product enables Internet connectivity provided by several options for broadband connectivity, to be accessed along power lines by end user communities. The second product combines digital signaling equipment and voice-over-Internet-protocol (VOIP) to deliver telephony services to end users via existing standard power-line infrastructure.

Forward Looking Statements
--------------------------

CERTAIN STATEMENTS INCLUDED HEREIN OR INCORPORATED BY REFERENCE CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). THE COMPANY DESIRES TO TAKE ADVANTAGE OF CERTAIN "SAFE HARBOR" PROVISIONS OF THE REFORM ACT AND IS INCLUDING THIS SPECIAL NOTE TO ENABLE THE COMPANY TO DO SO. FORWARD-LOOKING STATEMENTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS PART INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH WOULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS.

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

Costs and expenses
------------------

>From its inception on November 3, 1999 through March 31, 2001, the Company has not generated any revenues. The Company has incurred expenses of $ 1,215,738 during this period. These expenses were associated principally with compensation to employees, product development costs and professional services. During the first quarter of 2001, expenses increased by 49% over the first quarter of 2000 due to increase in development activity associated with the completion of its second generation powerline systems for both Internet distribution and Telephony, the beginning of the system demonstration phase, and an increase in sales and marketing activities.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2001, the Registrant had working capital deficit of $493,140. As a result of the Company's operating losses from its inception through March 31, 2001, the Registrant generated a cash flow deficit of $ 949,754 from operating activities. Cash flows from financing totaled $ 335,000 during the period January 1,2001 through March 31, 2001. The Company met its cash requirements during this period through two lines of Credit.

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

Product Research and Development
--------------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenditures on research and product development for the first quarter of 2001 were $ 112,291 compared to $ 25,587 for the first quarter of 2000.

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

Number of Employees
-------------------

During the period ended March 31, 2001, the Company had five (5) employees.
In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees. The Company anticipates increasing its employment base to ten (10) to fifteen (15) employees during the next 12 months. As the Company continues to expand, the Company will incur additional costs for personnel. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing. There are no assurances the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Trends, Risks and Uncertainties
-------------------------------

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving power line modulation and transmission technologies. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their first product and other product candidates. The Company expects negative cash flow from operations to continue for the next 6 months as it continues to develop and market its business. The Company will be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders.

Potential fluctuations in quarterly operating results
-----------------------------------------------------

The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the level of use of the Internet; the demand for high-tech goods; trends in broadband service provisioning, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; price competition or pricing changes in the industry; technical difficulties; general economic conditions, and economic conditions specific to the Internet and Communications Industry.

Limited public market, possible volatility of share price
---------------------------------------------------------

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol TLKO.OB. As of March 31, 2001, there were approximately 21,815,371 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

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

                                                   Telkonet, Inc.
                                                   Registrant


May 15,2001                                        By: /s/ L. Peter Larson
-----------                                           --------------------------
Date                                                  L. Peter Larson
                                                      President and
                                                      Chief Executive Officer