Form 10QSB
period 2001-06-30
TELKONET INC
filed 2001-08-13
CIK 1094084

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the period ended June 30, 2001

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

                                 (410) 897-5900
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,115,371 shares of Common Stock ($.001 par value) as of August 9, 2001.


Transitional small business disclosure format:  Yes [ ]   No [x]

                                 TELKONET, INC.

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30,2001


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheet: June 30, 2001 and December 31,
                  2000

                  Consolidated Statements of Losses: Three Months Ended June 30,2001 and 2000

                  Six Months Ended June 30,2001 and 2000

                  November 3, 1999 (Date of Inception) through June 30, 2001

                  Consolidated Statements of Cash Flows: Six Months Ended June 30, 2001 and 2000

                  November 3, 1999 (Date of Inception) through June 30, 2001

                  Notes to Consolidated Financial Statements: June 30, 2001

         Item 2.  Plan of Operation

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


Item 1.  Financial Statements (Unaudited)

                                           TELKONET, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEETS


                                               ASSETS
                                                                         Unaudited
                                                                       June 30, 2001   December 31, 2000
                                                                       -------------   -----------------
Current assets:
     Cash and equivalents                                               $    12,999       $    10,450
     Deposits                                                                 4,625             4,625
                                                                        ------------      ------------
Total current assets                                                    $    17,624       $    15,075

Property & Equipment - at cost
    Furniture, Equipment, & Leasehold Improvements                      $    93,658       $    89,029
    Less:  Accum. Depreciation                                               37,807            22,080
                                                                        ------------      ------------
                                                                        $    55,851       $    66,949


Total Assets                                                            $    73,475       $    82,024
                                                                        ============      ============


                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                              $   327,279       $   253,586
     Due to Shareholders                                                      7,500            10,000
     Line of Credit - Citizen's Bank                                        150,000                 -
     Note Payable - 1st Mariner Bank                                        250,000                 -
                                                                        ------------      ------------
                                                                        $   734,779       $   263,586

Stockholders' equity:
     Preferred stock, par value $.001 per share; 15,000,000 shares
       authorized; none issued at June 30, 2001 and December 31, 2000   $         -       $         -
      Common stock, par value $.001 per share; 100,000,000 shares authorized; 22,075,371 and 21,815,371 issued at June 30, 2001
       and December 31, 2000, respectively                              $    22,075       $    21,815

     Additional paid-in-capital                                             890,056           760,316
     Retained earnings                                                   (1,573,435)         (963,693)
                                                                        ------------      ------------
                                                                        $  (661,304)      $  (181,562)
                                                                        ------------      ------------
                                                                        $    73,475       $    82,024
                                                                        ============      ============

           See accompanying footnotes to the unaudited consolidated financial statements

                                                     TELKONET, INC
                                              (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       UNAUDITED




                                             Three months ended June 30,          Six months ended June 30,      For the period from
                                             ---------------------------          -------------------------       November 3, 1999
                                                                                                                 (date of inception)
                                              2001               2000               2001              2000        thru June 30, 2001
                                              ----               ----               ----              ----       -------------------
Operating expenses:
     Selling, general and administrative  $    230,365       $    161,001       $    421,490       $    261,985       $  1,228,799
     Research & Development                    109,024             25,551            156,815             51,138            275,815
     Depreciation                                7,882              6,396             15,727              7,564             37,535
     Interest                                   10,426             10,232             15,710             10,232             31,286
                                          -------------      -------------      -------------      -------------      -------------
Operating expense                              357,697            203,179            609,742            330,919          1,573,435
                                          -------------      -------------      -------------      -------------      -------------

Net income before taxes                       (357,697)          (203,179)          (609,742)          (330,919)      $ (1,573,435)

Provision for income taxes

Net income                                $   (357,697)      $   (203,179)      $   (609,742)      $   (330,919)      $ (1,573,435)
                                          =============      =============      =============      =============      =============

Earnings per common share                        (0.02)             (0.01)             (0.03)             (0.02)             (0.08)
(basic and assuming dilution)

Weighted average shares outstanding
     Basic                                  21,859,149         19,997,591         21,837,260         19,536,003         21,207,801
     Diluted

                    See accompanying footnotes to the unaudited consolidated financial statements


                                                 TELKONET, INC
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   UNAUDITED



                                                                                                For the period from
                                                             Six Months Ended June 30,            November 3, 1999
                                                            --------------------------           (date of inception)
                                                               2001             2000              thru June 30, 2001
                                                               ----             ----              ------------------
Cash flows from operating activities:
     Net income from operating activities                   $ (609,742)      $ (330,919)             (1,573,435)
     Adjustments to reconcile net income to net cash:                -
         Common stock issued in exchange for
            services rendered                                        -                -                  11,387
         Depreciation                                           15,727           10,232                  37,535
         Change in:                                                  -
               Deposits                                              -                                   (4,625)
               Marketable Securities                                 -         (525,000)                      -
               Prepaid expenses and other assets                     -              273                       -
               Accounts payable and accrued expenses            73,693           36,097                 349,366
                                                            -----------      -----------             -----------
    Net cash from operating activities                        (520,322)        (809,317)             (1,179,772)

Cash flows used in investing activities:
     Capital expenditures, net of disposals                     (4,629)         (74,646)                (93,658)
                                                            -----------      -----------             -----------
     Net cash used in investing activities                      (4,629)         (74,646)                (93,658)

Cash flows (used in)/provided by financing activities:
     Proceeds from sale of common stock, net of costs          130,000          657,195                 878,929
     Proceeds from Loans                                       400,000                -                 400,000
     Proceeds from stockholder advances                              -                -                  10,000
     Repayment of stockholder advances                          (2,500)               -                  (2,500)
     Proceeds from stockholder loans                                 -          235,000                 235,000
     Repayment of stockholder loans                                  -                -                (235,000)
                                                            -----------      -----------             -----------
     Net cash used in financing activities                     527,500          892,195               1,286,429

Net increase in cash and cash equivalents                        2,549            8,232                  12,999

Cash and cash equivalents at January 1                          10,450                -                       -

Cash and cash equivalents at March 31                       $   12,999       $    8,232                  12,999
                                                            -----------      -----------             -----------



Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                    $        -       $        -                       -
Income taxes paid                                                    -                -                       -
Common stock issued for services                                     -              164                  11,387
Acquisition:                                                         -
     Assets Acquired                                                 -                -                       1
     Accumulated Deficit                                             -                -                   2,643
     Liabilities Assumed                                             -                -                  (2,642)
                                                            -----------      -----------             -----------
                                                            $        -       $        -                       1
                                                            -----------      -----------             -----------

                 See accompanying footnotes to the unaudited consolidated financial statements

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the six-month period ended June 30,2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB dated April 16, 2001.

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

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by former Common stock stockholders were exchanged for an aggregate of 1,980,000 shares of Telkonet Communications, Inc.'s common stock. The value of the stock that was issued was the historical cost of Comstock's net tangible assets, which did not differ materially from their fair value. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses. In accordance with Accounting Principles Opinion No. 16, Telkonet Communications, Inc. is the acquiring entity.

                                 TELKONET , INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


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

NOTE C- BASIS OF PRESENTATION
-----------------------------

Telkonet Communications, Inc., a wholly-owned subsidiary of Telkonet, Inc., formerly Comstock Coal Company, Inc., was formed on November 3, 1999 under the laws of the state of Delaware. Telkonet Communications, Inc. is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is seeking to develop, produce and market proprietary equipment enabling the transmission of voice and data over electric utility lines. From its inception through the date of these financial statements Telkonet Communications, Inc. has recognized no revenues and has incurred significant operating expenses.

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Telkonet Communications, Inc. Significant inter-company transactions have been eliminated in consolidation.

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

On July 31, 2001 the Company announced that it has completed the initial product development phase of their proprietary communications system, which utilizes the existing electrical wiring infrastructure in residential and commercial buildings for Internet connectivity. The Telkonet System receives the Internet signal in the traditional manner from either a standard telephone line, DSL line or from a satellite connection at your home or office. The telephone line or satellite cable connection is then plugged into the Telkonet Gateway a small appliance not much larger than a box of cereal that is attached to the electrical system. Once the installation of the Gateway is complete the Internet signal is transmitted through the existing electrical wiring to every standard electrical outlet in the building. To access the Internet the user simply plugs the Telkonet Plug-In Internet Modem (the size of a small standard modem) into any electrical outlet and then plugs the computer into the modem for clear connectivity at whatever speeds are offered by the users Internet service Provider.

On August 2, 2001 Telkonet announced successful system tests were recently performed in the Washington D.C. metropolitan area, where Telkonet's Plug-In connectivity solution was demonstrated in a 28-unit residential apartment building and a 5-story commercial office building. Clear and unrestricted high-speed data connectivity was successfully achieved from the basements to the furthest receptacles on the top floors.

Further commercial testing is scheduled for suburban shopping malls, where the system is desired by Retail merchants to obtain flexible and secure transmission for several business data applications, including credit card transactions. There are many commercial applications for the Telkonet technology, especially in older structures such as hotels, schools and office buildings where Internet service is desired, but new wiring that would allow for satisfactory high-speed communication is cost prohibitive. Telkonet's solution is ideal for these situations because the wires are already there and all you have to do is just plug it in.

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

Costs and expenses
------------------

>From its inception on November 3, 1999 through June 30, 2001, the Company has not generated any revenues. The Company has incurred expenses of $ 1,573,435 during this period. These expenses were associated principally with compensation to employees, product development costs and professional services. During the first half of 2001, expenses increased by 84% over the first half of 2000. Such an increase is due to increase in development activity associated with the completion of its second-generation powerline systems for both Internet distribution and Telephony, the beginning of the system demonstration phase, and an increase in sales and marketing activities.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2001, the Registrant had a working capital deficit of $717,155. As a result of the Company's operating losses from its inception through June 30, 2001, the Registrant generated a cash flow deficit of $ 1,200,672 from operating activities. Cash flows from financing totaled $ 527,500 during the period January 1,2001 through June 30, 2001. The Company met its cash requirements during the period through two lines of credit and a $150,000 Private Equity Placement of which $130,000 was received at June 30, 2001.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. The Company continues to seek financing in the form of equity in order to provide additional working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

Product Research and Development
--------------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenditures on research and product development for the first half of 2001 were $ 156,815 compared to $ 51,138 for the first half of 2000.

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

Number of Employees
-------------------

During the period ended June 30, 2001, the Company had seven (7) employees. In order for the Company to attract and retain quality personnel, the Company anticipates that it will continue to offer competitive salaries to current and future employees. In addition, the Company anticipates increasing its employment base to ten (10) to fifteen (15) employees during the next 12 months. As the Company continues to expand, the Company will incur additional costs for personnel. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing. There are no assurances the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Trends, Risks and Uncertainties
-------------------------------

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving power line modulation and transmission technologies. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, and the results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their first product and other product candidates. The Company expects negative cash flow from operations to continue for the next 6 months as it continues to develop and market its business. The Company will be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders.

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

Limited public market, possible volatility of share price
---------------------------------------------------------

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol TLKO.OB. As of June 30, 2001, there were approximately 22,075,371 shares of Common Stock outstanding. An additional 40,000 share were issued upon receipt of the funding committed. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.


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

                  None

         Item 5.  Other Information

                  None

         Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      None


                  (b) Reports on Form 8-K filed during the six months
                      ended June 30, 2001.

                      None







SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Telkonet, Inc.
                                                   Registrant


August 13, 2001                                     By: /s/ L. Peter Larson
--------------                                        --------------------------
Date