Form 10QSB
period 2001-09-30
TELKONET INC
filed 2001-11-13
CIK 1094084

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2001

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

                                 (410) 897-5900
                            Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,115,371 shares of Common Stock ($.001 par value) as of November 12, 2001.

Transitional small business disclosure format:  Yes [ ]   No [x]

                                 TELKONET, INC.

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2001

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheet: September 30, 2001 and December 31, 2000

                  Consolidated Statements of Losses: Three Months Ended September 30, 2001 and 2000

                  Nine Months Ended September 30, 2001 and 2000

                  November 3, 1999 (Date of Inception) through September 30,
                  2001

                  Consolidated Statements of Cash Flows: Nine Months Ended September 30, 2001 and 2000

                  November 3, 1999 (Date of Inception) through September 30,
                  2001

                  Notes to Consolidated Financial Statements: September 30, 2001

         Item 2.  Plan of Operation

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


Item 1.  Financial Statements (Unaudited)

                                            TELKONET, INC
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEETS

                           ASSETS
                                                                   Unaudited
                                                               September 30,2001 December 31, 2000
                                                               ----------------- -----------------
 Current assets:
      Cash and equivalents                                        $   423,916       $    10,450
      Deposits                                                          4,625             4,625
                                                                  ------------      ------------
 Total current assets                                                 428,541            15,075

 Property & Equipment - at cost
     Furniture, Equipment, & Leasehold Improvements                    93,658            89,029
     Less:  Accum. Depreciation                                        45,689            22,080
                                                                  ------------      ------------
                                                                       47,969            66,949

 Total Assets                                                     $   476,510       $    82,024
                                                                  ============      ============

     LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
      Accounts payable and accrued expenses                       $   145,892       $   253,586
      Due to Shareholders                                              97,500            10,000
      Line of Credit - Citizen's Bank                                 150,000                 -
      Note Payable - 1st Mariner Bank                                 250,000                 -
                                                                  ------------      ------------
                                                                      643,392           263,586

      Convertible Debenture                                           903,000                 -

 Deficiency in Stockholders' equity:

      Preferred stock, par value $.001 per share; 15,000,000
shares authorized; none issued at September 30, 2001 and
December 31, 2000                                                           -                 -

      Common stock, par value $.001 per share; 100,000,000
shares authorized; 22,115,411 issued at September 30, 2001
and 21,815,371 issued at December 31, 2000                             22,115            21,815
      Additional paid-in-capital                                      910,016           760,316
      Retained earnings                                            (2,002,013)         (963,693)
                                                                  ------------      ------------
Total deficiency in stockholder's equity                           (1,069,882)         (181,562)
                                                                  ------------      ------------
                                                                  $   476,510       $    82,024
                                                                  ============      ============

            See accompanying footnotes to the unaudited consolidated financial statements

                                                 TELKONET, INC
                                         (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENT OF LOSSES

                                                                                                                 For the period from
                                                   Three months ended                  Nine months ended         November 3, 1999
                                                   -------------------                ------------------         (date of inception)
                                                      September 30,                      September 30             thru September 30,
                                                  2001             2000              2001            2000               2001
                                                  ----             ----              ----            ----                ----
Operating expenses:
     Selling, general and administrative     $    270,431      $    217,425      $    691,921      $    519,659      $  1,499,230
     Research & Development                       143,821             3,138           300,636            48,000           419,636
     Depreciation                                   7,882             3,034            23,609            13,266            45,417
     Interest                                       6,444             5,604            22,154            13,168            37,730
                                             -------------     -------------     -------------     -------------     -------------

Operating expenses                                428,578           229,201         1,038,320           594,093         2,002,013
                                             -------------     -------------     -------------     -------------     -------------

Net loss before taxes                            (428,578)         (229,201)       (1,038,320)         (594,093)       (2,002,013)

Provision for income taxes                              -                 -                 -                 -                 -

Net loss                                     $   (428,578)     $   (229,201)     $ (1,038,320)     $   (594,093)     $ (2,002,013)
                                             =============     =============     =============     =============     =============

Earnings per common share                    $      (0.02)     $      (0.01)     $      (0.05)     $      (0.03)     $      (0.09)
                                             =============     =============     =============     =============     =============
(basic and assuming dilution)

Weighted average shares outstanding

     Basic                                     21,841,593        21,775,345        21,925,075        21,775,345        21,337,004

                   See accompanying footnotes to the unaudited consolidated financial statements


                                                 TELKONET, INC
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                           For the period from
                                                                                            November 3, 1999
                                                                                           (date of inception)
                                                          Nine Months Ended September 30,   thru September 30,
                                                              2001               2000             2001
                                                              ----               ----             ----
Cash flows from operating activities:
     Net loss from operating activities                    $(1,038,320)     $  (594,093)     $(2,002,013)
     Adjustments to reconcile net income to
       net cash:
         Common stock issued in exchange for
           services rendered                                         -           21,775           11,387
         Depreciation                                           23,609           13,538           45,417
         Change in:
               Deposits                                              -                -           (4,625)
               Marketable Securities                                 -         (444,632)               -
               Accounts payable and accrued
                 expenses                                     (107,694)         185,516          167,979
                                                           ------------     ------------     ------------
    Net cash from operating activities                      (1,122,405)        (817,896)      (1,781,855)

Cash flows used in investing activities:
      Capital expenditures, net of disposals                    (4,629)         (77,460)         (93,658)
                                                           ------------     ------------     ------------
     Net cash used in investing activities                      (4,629)         (77,460)         (93,658)

Cash flows (used in)/provided by financing activities:
     Proceeds from sale of common stock, net
       of costs                                                150,000          726,846          898,929
     Proceeds from Loans                                       400,000          235,000          400,000
     Proceeds from stockholder advances                         87,500                -           97,500
     Proceeds from Convertible Debenture                       903,000                -          903,000
     Repayment of stockholder advances                               -                -
     Proceeds from stockholder loans                                 -                -          235,000
     Repayment of stockholder loans                                  -                -         (235,000)
                                                           ------------     ------------     ------------
     Net cash used in financing activities                   1,540,500          961,846        2,299,429

Net increase in cash and cash equivalents                      413,466           66,490          423,916

Cash and cash equivalents at January 1                          10,450                -                -

Cash and cash equivalents at September 30                  $   423,916      $    66,490      $   423,916
                                                           ============     ============     ============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                   $         -      $         -      $         -
Income taxes paid                                                    -                -                -
Common stock issued for services                                     -                -           11,387
Acquisition:
    Assets Acquired                                                  -                -                1
    Accumulated Deficit                                              -                -            2,643
    Liabilities Assumed                                              -                -           (2,642)
                                                           ------------     ------------     ------------
                                                           $         -      $         -      $         1
                                                           ============     ============     ============

                    See accompanying footnotes to the unaudited consolidated financial statements

                                                      5

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB dated April 16, 2001.

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

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

NOTE C- BASIS OF PRESENTATION
-----------------------------

Telkonet Communications, Inc., a wholly owned subsidiary of Telkonet, Inc., formerly Comstock Coal Company, Inc., was formed on November 3, 1999 under the laws of the state of Delaware. Telkonet Communications, Inc. is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is seeking to develop, produce and market proprietary equipment enabling the transmission of voice and data over electric utility lines. From its inception through the date of these financial statements Telkonet Communications, Inc. has recognized no revenues and has incurred significant operating expenses.

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Telkonet Communications, Inc. Significant inter-company transactions have been eliminated in consolidation.

Note D-Recent Accounting Pronouncements
---------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting.

Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements

In October 2001, the Financial Accounting Standards Board issued FAS 144,"Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

NOTE E-CONVERTIBLE DEBENTURES
-----------------------------

Throughout the quarter ended September 30, 2001 the Company issued $903,000 of 8% Convertible Debentures due three years from the date of issuance. The debentures may be exchanged at the option of the note holder for the Company's Common Stock at the rate of 20,000 shares of common stock for each $10,000 principal amount of the Debenture converted. For each $10,000 of Debentures purchased, the company granted 10,000 warrants which can be exercised at a share price of $1.00. The warrants expire three years from the date of issuance.

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

On July 31 the Company announced that it has completed the initial product development phase of their proprietary communications system, which utilizes the existing electrical wiring infrastructure in residential and commercial buildings for Internet connectivity. The Telkonet System receives the Internet signal in the traditional manner from either a standard telephone line, DSL line or from a satellite connection at your home or office. The telephone line or satellite cable connection is then plugged into the Telkonet Gateway a small appliance not much larger than a box of cereal that is attached to the electrical system. Once the installation of the Gateway is complete the Internet signal is transmitted through the existing electrical wiring to every standard electrical outlet in the building. To access the Internet the user simply plugs the Telkonet Plug-In Internet Modem (the size of a small standard modem) into any electrical outlet and then plugs the computer into the modem for clear connectivity at whatever speeds are offered by the users Internet service Provider.

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

There are many commercial applications for the Telkonet technology, especially in older structures such as hotels, schools and office buildings where Internet service is desired, but new wiring that would allow for satisfactory high-speed communication is cost prohibitive. Sales and marketing activities have resulted in initial hardware orders and significant opportunities for ongoing revenue generation. Beta test sites have been identified for installation to begin in the fourth quarter of 2001 with production deliveries scheduled to begin in the first quarter of 2002.

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

Costs and expenses
------------------

 From its inception on November 3, 1999 through September 30, 2001, the Company has not generated any revenues. The Company has incurred expenses of $ 2,002,013 during this period. These expenses were associated principally with compensation to employees, product development costs and professional services. During the first nine months of 2001, expenses increased by 75% over the first nine months of 2000. Such an increase is due to increase in development activity associated with the completion of its powerline systems for both Internet distribution and Telephony, the beginning of the system demonstration phase, and an increase in sales and marketing activities.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2001, the Registrant had a working capital deficit of $ 214,851. As a result of the Company's operating losses from its inception through September 30, 2001, the Registrant generated a cash flow deficit of $ 1,781,855 from operating activities. Cash flows from financing totaled $ 1,540,500 during the period January 1,2001 through September 30, 2001. The Company met its cash requirements during this period through two lines of Credit, a $ 150,000 Private Equity Placement, $ 87,500 in loans from shareholders and a $ 903,000 Private Placement of Convertible Debentures.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. The Company continues to seek financing in the form of Convertible Debentures to provide additional operating funds. The Company is still accepting subscription agreements for additional financing. There are no assurances the Company will be successful in raising all the funds required.

Product Research and Development
--------------------------------

Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for the first nine months of 2001 were $ 300,636 compared to $ 48,000 for the nine months of 2000.

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

Number of Employees
-------------------

During the period ended September 30, 2001, the Company had nine (9) employees. In order for the Company to attract and retain quality personnel, the Company anticipates that it will continue to offer competitive salaries to current and future employees. In addition, the Company anticipates increasing its employment base by ten (10) to fifteen (15) employees during the next 12 months. As the Company continues to expand, the Company will incur additional costs for personnel. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing. There are no assurances the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Limited public market, possible volatility of share price
---------------------------------------------------------

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol TLKO.OB. As of September 30, 2001, there were approximately 22,115,371 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         In July 2000 the Company entered into a consulting agreement with Kevin Miller which was terminated in February 2001. A dispute arose over amounts owed and in August 2001, Kevin Miller filed a compliant against the Company in the District Court of Maryland for Anne Arundel County, Maryland. The complaint sought payment of $25,000 and was settled in October 2001, in the amount of $20,000 cash plus 50,000 stock warrants, exerciseable at $1.00 for a period of three years. The Company has settled all debts with the plaintiff as of October 20, 2001.

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

                  None

         Item 5.  Other Information

                  None

         Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      None

                  (b) Reports on Form 8-K filed during the three months ended
                      September 30, 2001

                      None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Telkonet, Inc.
                                          Registrant

November 12, 2001                         By: /s/ L. Peter Larson
-----------------                            --------------------------
Date                                      L. Peter Larson
                                          President and
                                          Chief Executive Officer