Form 10KSB
period 2001-12-31
TELKONET INC
filed 2002-03-11
CIK 1094084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission file number: 333-47986

                                 TELKONET, INC.
        (Exact name of small business issuer as specified in its charter)

              Utah                                       87-0627421
 (State or other jurisdiction of               (IRS Employee Identification No.)
  incorporation or organization)

                  902 A Commerce Road Annapolis, Maryland 21401
                    (Address of principal executive offices)

                                 (410) 897-5900
                           (Issuer's telephone number)

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

Yes      X                 No
    -------------             --------------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         X
    -------------

State issuer's revenues for its most recent fiscal year: none

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 2002: $4,939,275

Number of outstanding shares of the registrant's par value $0.001 common stock as of March 5, 2002: 13,179,127

                                          TELKONET, INC.
                                            FORM 10-KSB
                                               INDEX

                                                                                              Page
                                                                                              ----
                                              Part I

Item 1.    Business.............................................................................3

Item 2.    Properties...........................................................................8

Item 3.    Legal Proceedings....................................................................8

Item 4.    Submission of Matters of a Vote of Security Holders..................................9

                                              Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters................9

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation...................................................9

Item 7.    Financial Statements and Supplementary Data.........................................18

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.................................................18

                                             Part III

Item 9.    Directors and Executive Officers of the Registrant..................................18

Item 10.   Executive Compensation..............................................................20

Item 11.   Security Ownership of Certain Beneficial Owners and Management......................22

Item 12.   Certain Relationships and Related Transactions......................................23

                                              Part IV

Item 13.   Exhibits, Financial Statement Schedule and Reports on Form 8-K......................24

Signatures ....................................................................................25

                                                2

                                     PART I

ITEM 1.  BUSINESS
         --------

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

General
-------

Telkonet is a high technology systems application developer with a primary focus on high speed Internet distribution over the electrical power lines for the commercial and the multi-dwelling residential markets. Telkonet, Inc. (hereinafter "The Company", "Telkonet" and "TCI"), a development stage company, was incorporated on November 1999 under the laws of the State of Utah. Its Articles of Incorporation provided for authorized capital of One hundred million (100,000,000) shares of Common Stock, par value $0.001.

In 1999, Telkonet Communications, Inc. was formed to develop applications for the emerging power line carrier technologies. On August 30th, 2000, a Utah Corporation formerly known as Comstock Coal Company, Inc. was merged into Telkonet, Inc., NASDAQ - (OTCBB:"TLKO"), which as of December 31, 2001 has 22 million shares of common stock outstanding. Telkonet Communications, Inc. is a wholly owned subsidiary of Telkonet, Inc. As of March 5, 2002 there were 13,179,127 outstanding shares as referenced in Item# 12.

There have been no bankruptcy, receiverships, or similar proceedings by or against the Company. There has been no material reclassification, merger, consolidation, or purchase or sale of any significant asset(s).

The Company's principal executive offices are located at: 902 A Commerce Road Annapolis, Maryland 21401.

Business History
----------------

The Company was formed to design and develop high technology applications with a primary focus on high speed Internet distribution over the electrical power lines. Telkonet believes that utilizing the power line to deliver Internet and telephony connectivity for the commercial and the multi-dwelling residential markets creates a significant and definitive niche market opportunity for the Company.

Telkonet's solutions overcome many of the difficulties associated with power-line communications that historically have prevented the achievement of high data transmission rates.

Because the existing power line is the most ubiquitous wired network in the home, or business, service providers and consumers can now avoid the expense, time and inconvenience of installing new wiring. Consumers can achieve reliable, secure communications simply by plugging our devices into their existing standard electrical outlets.

In July 2001, the Company announced that it has completed the initial product development phase of their proprietary communications system, which utilizes the existing electrical wiring infrastructure in residential and commercial buildings for Internet connectivity. The Telkonet System receives the Internet signal in the traditional manner from either a standard telephone line, DSL line or from a satellite connection at your home or office. The telephone line or satellite cable connection is then plugged into the Telkonet Gateway, a small appliance not much larger than a box of cereal that is attached to the electrical system. Once the installation of the Gateway is complete the Internet signal is transmitted over the existing electrical wiring to every standard electrical outlet in the building. To access the Internet the user simply plugs the Telkonet PlugFast Terminal (the size of a standard modem) into any electrical outlet and then plugs the computer into the Terminal for clear connectivity at whatever speeds are offered by the users Internet Service Provider.

In August 2001, the Company announced that successful system tests were recently performed in the Washington D.C. metropolitan area, where Telkonet's PlugFast connectivity solution was demonstrated in a 28-unit residential apartment building and a 5-story commercial office building. Clear and unrestricted high-speed data connectivity was successfully achieved from the basements to the farthest receptacles on the top floors.

In concert with previous testing, early in the second quarter of 2002, Telkonet is readying for the deployment and field testing of the initial final components of the entire systems architecture with early adopters and potential customers who have indicated interest in utilizing the Telkonet PlugFast solution for a variety of installations, both commercial and multi-dwelling residential. The company sees this interest as validation of its offerings, and looks forward to the potential of acquiring these candidates as customers.

Telkonet Communications, Inc. is now at a point in the Company's business development cycle where the system requirements and hardware have been developed, and the Company is ready to bring to market their suite of PlugFast products for high-speed Internet access. Telkonet has successfully demonstrated the viability of the PlugFast solution, and the Company is now aggressively moving toward finalizing testing, manufacturing arrangements, and executing a marketing and sales initiative.

The Company has applied for patents that cover its unique technology, and intends to utilize recently announced advancements in transmission speeds to build next generation devices for field tests and marketing demonstrations.

The Company continues to identify, design and develop enhancements to its core technologies that will provide additional functionality, diversification of application and desirability for current and future users. It is the intent of the Company to protect this Intellectual Property by filing additional Patent applications.

TCI's technology will be licensed or sold to strategic customers and partners with vertical markets where TCI's products and services satisfy the demand for communication services.

TCI has developed working prototypes for products designed to provide telephony services and Internet connectivity through transmission over existing electrical power line networks.

As Internet access becomes a more critical tool, the demand for higher access speeds has triggered the growth of broadband solutions, and as these roll out, the desire for access to these emerging broadband networks provides opportunities for Telkonet. The built-in dial-up modems that have become a part of most new PCs are not suitable for higher speed connections. Hardwired network connections with high construction costs and disruption of the workplace, or complex wireless networks which have coverage and security issues are the only solutions available today.

The Telkonet PlugFast family of Internet access products provides a viable and cost effective alternative to the challenges of hardwired and wireless LANs.

This solution set is comprised of two products, the PlugFast Gateway and the PlugFast Terminal. The Telkonet PlugFast Gateway and Terminal are aimed at multi-user applications such as residential apartment complexes, hotels and motels, and a variety of small and medium businesses types. High-speed Internet connections are becoming widely available and providers of these pipelines are anxious to fill them up with customers. Several companies now specialize in providing T1 access in addition to the offerings from most telephone companies in the form of DSL products. Microwave networks, 2-way Satellite, Fiber and Cable connections are also being offered but share in the same problem: getting the access to where the customers want it.

The Telkonet solution interfaces to the backbone of the Internet by taking the signal from any of these broadband sources and, through the Telkonet PlugFast Gateway, distributes access to the Internet to the ultimate user over the existing electrical wiring in the building. With the Gateway in place, access is provided by simply plugging the user's Telkonet PlugFast Terminal into the nearest standard electrical outlet. Any existing electrical outlet in the structure can provide immediate access to the Internet via a Telkonet PlugFast Terminal. Moving the location of a PC, server, or printer is accomplished by simply moving the PlugFast Terminal to another electrical outlet. No additional wiring is required and changes can be made quickly and easily.

The current generation of the Telkonet PlugFast system delivers data at speeds in excess of 7 Mega bits per second (Mbps), with burst speeds of 12.6 Mbps. The Telkonet PlugFast Gateway provides the connection to the incoming broadband signal (DSL, TL, Satellite, Cable Modem) and the Telkonet PlugFast Terminal connects to a user device. Many PCs, each equipped with one Telkonet PlugFast Terminal, can communicate amongst themselves and can share a single broadband resource via the Telkonet PlugFast Gateway.

Business Development
--------------------

Telkonet is a high technology systems application developer with a primary focus on high speed Internet distribution over the electrical power lines for the commercial and the multi-dwelling residential markets. We have designed and constructed our third generation of powerline communication products to provide high speed Internet access to office buildings, hotels, schools, shopping malls, commercial buildings, and multi-dwelling units. These products provide connectivity over the existing electrical wiring and do not require the addition of costly wiring, or major disruption to business activity. In many situations the Telkonet system can be implemented more quickly and less expensively than adding dedicated wiring or installing wireless systems.

The Company believes that through extensive research and development, it has refined a business model that will provide marketable Internet services across a wide spectrum of commercial and business end users. Initial prototype versions of the Telkonet product have undergone successful field-testing in both commercial and multi-dwelling residential markets. Beta units are currently in production and select commercial and multi-dwelling residential locations will receive operational products for beta testing early in the second quarter of 2002.

Marketing Strategy
------------------

Telkonet intends to become a key global supplier of power line communications products into the commercial marketplace. Target markets for Telkonet include malls, shopping centers, office buildings and parks, high-rise offices, light-industrial multi-use commercial space, hotels and motels, schools, government facilities, and any other commercial facilities that have a need for Internet access and network connectivity.

Key Telkonet Communications Advantages:

         o Convenience of using every ordinary electrical outlet in the building or dwelling to provide Internet access.
         o No special cabling or expensive wiring required for hotels, office buildings or multi-dwelling residential complexes to provide Internet connection.
         o Avoids interruption of business, tenant, or guest activities due to new wiring installation activities.
         o Easy, instant installation enables "try-before-you-buy" model for our channel partners.

The Company will market its products principally through service providers and network system integrators who already use a variety of network technologies and have an established customer base. Virtually every large systems integrator and property management company that we have met with as part of our marketing efforts has immediately identified properties and situations that are ideal for the Telkonet approach. Our products will allow them to reach whole new classes of users, enhance their property offerings, and ultimately provide a vehicle for incremental revenue. We will continue to examine, select and approach entities with existing distribution channels that will be enhanced by the Telkonet offerings. Several DSL, fiber and satellite access providers have indicated significant interest with demonstrations and technical discussions underway.

Underserved and Rural Areas, ("The Digital Divide") are market segments that represent additional opportunities for creating sales and product recognition. The Telkonet solution includes strategic relationships with Internet Service Providers who can access underserved and rural locations. Telkonet has begun discussions with major providers of VSAT/ISP products and services regarding the domestic introduction of the Internet product designed for multi-users that would be compatible with and complimentary to this solution. Telkonet will continue to target and develop relationships with Internet Service Providers (ISP's) who can provide service to these and other clients.

According to the 1999 American Housing Survey conducted by HUD and the Bureau of the Census, the multi-family dwelling sector consists of 28,439,000 housing units, of which 18,543,000 are grouped into properties of 5 or more units. Research groups such as Dataquest and Forrester Research predict a rapid expansion of broadband Internet, most expecting 10% of residences to install high-speed access by 2002. They estimate that currently less than 50% of the population is currently within the service area of a high-speed access provider. The Telkonet model is particularly appealing to apartment owners or condominium service companies. In these under-serviced areas, bringing in a Satellite, Fiber link or fixed wireless access and distributing it can provide a very lucrative opportunity. The use of powerline technologies eliminates the major cost, time delay and risk of wiring existing buildings for data. The potential market for a Telkonet type solution in this area alone could exceed 2 million units in the next 2 years.

Additional Marketing Opportunities exist in Europe, South America, Asia and Pac Rim where the Internet is available. Access to the Internet is restricted in some developing countries by the limitation of the infrastructure of the basic Public Service Telephone Network and the pricing methodology of charging the user for every minute that the user is on line. The Telkonet solution would allow economical access to the Internet by simply bypassing the per-minute charge to the user when implemented in conjunction with a 2-way satellite link, dedicated landline or fixed wireless access.

Competition
-----------

Several established networking vendors, including Linksys and Netgear, have planned and/or announced Powerline Communications products that are compliant with the Homeplug alliance. Both Linksys and Netgear are focused on products for the home and residential marketplace. While these companies may choose to move into the commercial market at a future date, at this time they do not represent a direct threat to Telkonet. Telkonet is specifically focused on the needs of the business customer where issues like security, support for greater distances, a larger number of users, and enhanced network management preclude the use of a product developed to suit the home market. Telkonet therefore finds these potential competitors to actually be complementary in nature and a validation of the viability of the powerline communications market overall.

Employees
---------

Currently, the Company has 8 full time employees. Additional key staff is planned in the areas of business development, marketing, and engineering.

Government Regulations
----------------------

The FCC regulates RF emission levels for all electrical equipment. The silicon providers to the powerline industry are currently completing FCC certification testing of the devices that they will provide Telkonet and will make any changes necessary to their devices that the testing will mandate. No related problems are anticipated.

Raw Materials
-------------

The Company does not rely on any one or more raw materials or raw material suppliers for the normal course of business. The Company has developed relationships with a cross-section of qualified and quality providers of components and parts necessary for the Company's product line, and uses multiple vendors for certain items dependent on internal purchasing criteria, inclusive of price, delivery schedule and specification evaluation.

Intellectual Property
---------------------

From the Company's inception, Telkonet has continued to pursue the perfection of its technology and enhance its core technological values. The company believes they have developed certain Intellectual Property and have filed both provisional and standard patent applications with the United States Patent and Trademark Office.

There can be no assurance that any of the Company's current or future patent applications will be granted, or will provide necessary protection for the Company's technology or their product offerings, or be of commercial benefit to the Company, or that these patent applications will not be challenged.

Customers
---------

The Company currently does not rely on one or a few customers to continue business nor does the Company believe such a dependency shall evolve in the future for the Company. Potential customers include: 1) General Use applications such as multi-occupant residences, businesses, office buildings, schools and universities, to provide basic service or as a revenue generator for the building owner. 2) Hotels- for fast economically favorable rollout of Internet access offerings to guests as a revenue generator, at low capital cost. 3) Any Location world-wide with limited telecom infrastructure, through Satellite link
4) Europe, South America, Asia and Pac Rim - to avoid per minute tariff structures


ITEM 2.  PROPERTIES

The Company currently leases office space at 902A Commerce Drive, Annapolis, MD 21401, which occupies approximately 3,000 square feet of designated office space, designed to provide short term/temporary accommodation solution to emerging and growing businesses. The facility allows businesses to lease spaces on a short-term or project basis. These office quarters are adequate for the immediate short term. The Company anticipates the need for additional office space in conjunction with the projected personnel requirements in the business plan.

         (a)      Real Estate- None

         (b)      Computer and Office Equipment- $75,000


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies consisted of the annual election of Directors and the appointment of independent accountants at the annual shareholders meeting held on Friday June 8th, 2001.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a) The Company's Common Shares are currently quoted on NASDAQ -Over The Counter Bulletin Board market under the ticker symbol (OTCBB:"TLKO").

(b) As of December 31, 2001, the Company had approximately 126 shareholders of record of the common stock.

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

Revenues
--------

The Company has generated no revenues from operations from its inception. The Company believes it will begin earning revenues from operations within the next twelve months as it transitions from a development stage company to that of an active growth and acquisition stage company.

On October 3, 2000 the Company entered into a Sales/Marketing Agreement with Medical Advisory Systems, Inc. (MAS) (AMEX:DOC) that provides for MAS to perform international business development, marketing (including demographic analysis), and sales/support services for the Company's products and services through an international network of call centers owned by CORIS Group International of Paris, France. Through its agreement with CORIS, MAS may market the Company's power-line technology in up to 38 countries located on six continents. This geographic focus would include all the former Soviet Republics in Eastern Europe where the need for basic telephony exists for most rural citizens. Also, MAS through CORIS would provide legal, business, regulatory and technical consulting for countries targeted by the Company where CORIS is positioned. CORIS would make introductions with other potential partners for the Company for the purpose of increasing the scope and deployment of its power-line technology. The Company would reimburse CORIS for all costs associated with pursuing the agreed upon services plus an administrative fee for sales contracts that are successfully completed on behalf of the Company.

Private Placements 2001
-----------------------

In June 2001, the Company initiated a Private Placement raising $150,000 in funds from private investors. The offering consisted of Investment Units translating to one (1) share of Common Stock at $.50, and one (1) Warrant to purchase 1/2 a share of the Common Stock of the Company at any time on or before the date which occurs three (3) years from the date of issuance of the Warrant at an exercise price of $1.00 per share, by the payment of the exercise price in cash. The offering was terminated per the offering documents on June 30, 2001.

In August of 2001, the Company initiated a Private Placement through Attkisson Carter & Co., raising $818,000, net of costs. The offering of investment Units consisted of a convertible debenture accruing interest at 8% per annum, payable quarterly, and warrants a to purchase one share of the Common Stock. The Debentures may be converted to shares of Common Stock at any time after the date which occurs six (6) month following the date of issuance up to the maturity by the holder at a price of Fifty Cents ($.50) per share. The warrants are warrants to purchase the Common Stock of the Company at any time on or before the date which occurs (3) years from the date of issuance of the Warrant at an exercise price of $1.00 per share, either by payment of the exercise price in cash or a cashless exercise. The Company paid Attkisson Carter & Co., acting as the Company's placement agents a fee consisting of: a) a retainer of $25,000 payable from the first funds received, b) a commission equal to 8% of the selling price for each Unit, c) an investment banking fee of 2% of the selling price of each Unit, and d) warrants for the purchase of Common Stock in a number equal to twenty (20%) multiplied by the aggregate selling price for each unit sold, with an exercise price of $.525 per share, with allowance for a cashless exercise of the Warrant. As of December 31, 2001, Company was still accepting subscription agreements for additional financing, from the debenture prospectus, which was scheduled to terminate as of March 30, 2002 unless extended by the Company.

Costs and expenses
------------------

From its inception on November 3, 1999 through December 31, 2001, the Company has not generated any revenues. The Company has incurred expenses of $2,969,833 during this period. These expenses were associated principally with compensation to employees, product development costs and professional services.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2001, the Registrant had a deficiency in working capital $502,356. As a result of the Company's operating losses from its inception through December 31, 2001, the Registrant generated a cash flow deficit of $2,047,440 from operating activities. Cash flows used in investing activities was $54,950 during the period November 3, 1999 through December 31, 2001. The Company met its cash requirements during this period through the private placement of $818,000, net of costs of convertible debentures, the sale of the Company's common stock of $898,986, net of costs and bank loan proceeds of $400,000.

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

The Company's independent certified public accountants have stated in their report included in this Form 10-KSB, that the Company has incurred operating loss losses from its inception, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others, may raise substantial doubt about the Company's ability to continue as a going concern.

Product Research and Development
--------------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenditures on research and product development for the period November 3, 1999 (date of inception) through December 31, 2001 were approximately $279,115.

The current generation of the Telkonet PlugFast system delivers data at speeds in excess of 7 Mega bits per second (Mbps), with burst speeds of 12.6 Mbps. The Telkonet PlugFast Gateway provides the connection to the broadband connection (DSL, TL, Satellite, Cable Modem) and the Telkonet PlugFast Terminal connects to a user device. Many PCs, each equipped with one Telkonet PlugFast Terminal, can communicate amongst themselves and can share a single expensive broadband resource via the single Telkonet PlugFast Gateway.

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

Number of Employees
-------------------

As of March 5, 2002, the Company had five (8) full time employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees. The Company anticipates increasing its employment base to meet the needs outlined in the business plan.

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

Limited operating history; Anticipated Losses; Uncertainly of Future Results.
-----------------------------------------------------------------------------

Telkonet has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving distribution methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its interactive website, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their first product suite, and other product candidates. The Company expects negative cash flow from operations to continue for the next 12 months as it continues to develop and market its business. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

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

Limited public market, possible volatility of share price
---------------------------------------------------------

The Company's Common Stock is currently quoted on the NASDAQ - (OTCBB:"TLKO") As of December 31, 2001, there were approximately 22,115,371- shares of Common Stock outstanding. As of March 5, 2002 there were 13,179,127 outstanding shares as referenced in Item# 12. Telkonet Communications, Inc. is a wholly owned subsidiary of Telkonet. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

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

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINLY OF FUTURE RESULTS

The Company was organized in 1997, and has no operating history upon which an evaluation of its business and prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating the acceptance of the Company's business model. The Company will be incurring costs to develop and market its IT solutions, to establish marketing relationships, and to build an administrative organization. There can be no assurance that the Company will be profitable on a quarterly or annual basis. In addition, as the Company expands its business network and marketing operations it will likely need to increase its operating expenses, broaden its customer support capabilities, and increase its administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

POSSIBLE NEED FOR ADDITIONAL FINANCING

It is possible that revenues from the Company's operations may not be sufficient to finance its initial operating cost to reach breakeven. If this were to occur, the Company would need to raise or find additional capital. While the Company expects to be able to meet its financial obligations for approximately the next twelve months, there is no assurance that, after such period, the Company will be operating profitably. If they are not, there can be no assurance that any required capital would be obtained on terms favorable to the Company. Failure to obtain adequate additional capital on favorable terms could result in significant delays in the expansion of new services and market share and could even result in the substantial curtailment of existing operations and services to clients.

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY
RESULTS.

As a result of the Company's lack of operating history and the emerging nature of the market in which it competes, the Company is unable to forecast its revenues accurately. The Company's current and future expense levels are based largely on its investment/operating plans and estimates of future revenue and are to a large extent based on the Company's own estimates. Sales and operating results generally depend on the volume of, timing of, and ability to obtain customers, orders for services received, and revenues there from generated. These are, by their nature, difficult at best to forecast.

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

DEVELOPING MARKET; ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE JUST NOW BEING PROVEN.

The Company's long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for business commerce, in terms of the sales of both products and services to businesses and individuals. The use of the Internet as a means of business sales and commerce is has only recently reached a point where many companies are making reasonable profits from their endeavors therein, and there can be no assurance that this trend will continue.

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

INTELLECTUAL PROPERTY RIGHTS

As part of its confidentiality procedures, the Company has entered into nondisclosure and confidentiality agreements with its key employees, and consultants and/or business partners and will limit access to and distribution of its technology, documentation, and other proprietary information.

Despite the Company's efforts to protect any intellectual property rights it may have, unauthorized third parties, including competitors, may from time to time copy or reverse-engineer certain portions of the Company's technology and use such information to create competitive services and/or products.

It is possible that the scope, validity, and/or enforceability of the Company's intellectual property rights could be challenged by other parties, including competitors. The results of such challenges before administrative bodies or courts depend on many factors, which cannot be accurately assessed at this time. Unfavorable decisions by such administrative bodies or courts could have a negative impact on the Company's intellectual property rights. Any such challenges, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, and cause service or product delays. If such events should occur, the Company's business, operating results and financial condition could be materially adversely affected.

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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-21 are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   Directors and Officers

The following table furnishes the information concerning the Company's directors and officers as of March 5, 2002. The directors of the Company are elected every year and serve until their successors are elected and qualify.

             Name            Age                  Title                   Term
             ----            ---                  -----                   ----
Joseph Gregory Fowler        40          President and CEO               3 years
David Grimes                 63          Outside Director                1 year
Stephen Sadle                55          Chief Operating Officer/        3 years
                                         Director
Robert P. Crabb              54          Director/Secretary              1 year
Hugo DeCesaris               43          Director                        1 year
David S. Yaney, Ph.D.        50          Chief Technical Officer         3 Years

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Joseph Gregory Fowler                    100%
Stephen Sadle                            100%
David S. Yaney, Ph.D.                    100%
Robert P. Crabb                          40%
Hugo DeCesaris                           Director
David Grimes                             Director

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

(b) Identification of Certain Significant Employees - The directors and executive officers of the Company handle strategic matters and critical decisions.

(c)      Family Relationships - None

(d)      Business Experience -

J. GREGORY FOWLER, PRESIDENT AND CHIEF EXECUTIVE OFFICER
Mr. Fowler has over twenty years of experience in the communications industry with proven results in engineering, business development, sales, marketing, and management. His primary focus has been the Internet and related technologies and has distinguished himself at several industry leading network equipment manufacturers. Prior to Telkonet, Mr. Fowler was at Nortel Networks where he managed a team that successfully designed, implemented, and fielded communications solutions for service providers, growing the revenue from $500K to over $50M in two years. He has held similar positions at Bay Networks, Wellfleet Communications, and 3Com Corporation where he has led the design, development and deployment of IP and Ethernet based LAN and WAN solutions. Mr. Fowler holds a BS in Computer Engineering and brings significant market awareness, industry knowledge, executive leadership, and entrepreneurial skills to the Company.

DR. DAVID S. YANEY, CHIEF  TECHNOLOGY OFFICER
Dr. Yaney has over twenty-four years of industry experience with proven results in engineering and product development, business development, program execution, fiscal management and decision-making. He has held senior level engineering management positions with major industry leaders including AT&T, Motorola, Allied Signal, Ultratech Stepper, and most recently 3Com, where he lead the Residential Connectivity Group's Digital Home enterprise, and was General Manager of the Consumer DSL Business Unit. While at 3Com Dr. Yaney was responsible for leading the DSL effort to generate over $80M in annual revenue, while streamlining the product portfolio and the units cost structure by over 30%. Dr. Yaney has authored numerous publications in semiconductor fabrication technology and has been awarded three patents, and he holds a BS, MS, and PHD in electrical engineering from Rensselaer Polytechnic Institute. His insight, engineering leadership and experience in bringing new product to market are well recognized throughout the industry.

STEPHEN L. SADLE, CHIEF OPERATING OFFICER, is a co-founder of the company. From 1970-1986 Sadle co-founder and was president of a successful infrastructure construction and development company in the Washington D.C. metro area and was awarded Small Businessman of the Year in 1980. From 1986-1999 He was Vice President of Business Development and Sales for The Driggs Corporation, a major heavy and infrastructure firm interfacing with both government and the private sectors. From 1999-2000 Sadle was Vice President and General Sales Manager of Internos, a provider of web based vertical intranet applications and developed operating extranets in the transportation and construction industries. He brings significant management, contracting and entrepreneurial skills to the company.

ROBERT P. CRABB, CORPORATE SECRETARY AND DIRECTOR. Mr. Crabb is the President and Managing Director of Susquehanna Development L.L.C. a marketing and management-consulting firm. He has over 30 years of sales, marketing and public and private corporate management experience. His entrepreneurial expertise includes public company administration, marketing consulting, and commercial and residential real estate development. Mr. Crabb's experience includes a career of sales management with MetLife.

DAVID W. GRIMES, CHAIRMAN, is a co-founder of the company. From 1963-1982 Grimes was the Senior Executive with NASA for the Delta Program, heading the $200 Million per annum program. From 1982-1989 he was Founder and CEO of Transpace Carriers Inc., a venture to commercialize the delta launch vehicle. From 1989-1992 he was the Engineering Division Director at EER Inc., of Seabrook Maryland with responsibility for over 100 engineers and technicians on electrical mechanical and thermal tasks for Goddard Space Flight Center. From 1992-1999, Chief Engineer for Final Analysis, Inc. and led the design and development of the Low Earth Orbit constellation of 38 satellites for use in global store and forward communications. Grimes is a recognized expert in space and ground communications systems and brings this expertise to bear on the implementation of the hybrid telephony and high speed Internet technology. David Grimes is retired from daily business of the Company, however he maintains an active interest in the Company through a consulting relationship.

A. HUGO DECESARIS, DIRECTOR, Regional Vice President and Director for the Maryland Division of Washington Homes, Inc. In January of 2001, Washington Homes, Inc. became a wholly owned subsidiary of K. Hovnanian Enterprises, Inc. and is now one of the top ten homebuilders in the nation. President and Owner of Southern Maryland's largest Marina in California, Maryland and is a member of the Board of directors of MNCBIA Volume Builders Council. Mr. DeCesaris brings his expertise and insight as a successful and experienced upper level management executive in the homebuilding industry, to the Telkonet Board of directors.

(e) Directors Compensation- Directors who are also officers of the Registrant receive no cash compensation for services as a director.


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

(a)      Cash Compensation.

Compensation paid by the Company for all services provided up to December 31, 2001 to each of its executive officers.(Long Term compensation (f&g) positions as of March 5, 2002)

                                       SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                         Annual Compensation                      Long Term Compensation
                                         -------------------                      ----------------------
             (a)                (b)      (c)             (d)           (e)          (f)           (g)         (h)
Name and Principal Position    Year    Salary        Bonus Annual     Other       Restricted   Underlying/OptiLTIP
                                        ($)          Compensation     Awards      Stock        Securities     or
                                                     ($)                                                      other
L. Peter Larson, CEO           2000    $130,000          $   -       $   -        750,000        200,000        -
David Grimes, Chairman         2000      57,000              -                  1,250,000        160,000        -
Stephen Sadle, COO             2000     130,000              -           -      3,500,000        200,000        -

Robert P Crabb, Secretary      2000         -0-                                       -0-        100,000


              [The remainder of this page intentionally left blank]

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 22,115,371 shares outstanding at December 31, 2001. As of March 5, 2002 there were 13,179,127 outstanding shares as referenced in Item# 12.

                                       Name and Address of              Amount of Beneficial
        Title of Class                   Beneficial Owner                     Interest           Percent of Class
        --------------                   ----------------                     --------           ----------------
Common                          David Grimes, 1621 John Ross Lane,            5,071,918               23.0 %
                                Crownsville MD
Common                          Stephen Sadle, 1200 John Ross Court,          5,842,695               26.0 %
                                Crownsville, MD
Common                          Donald Erat, 13700 Canal Vista Court,         2,861,347               13.0 %
                                Potomac, MD
Common                          L. Peter Larson, 125 Spa View Ave,            1,625,285                6.8 %
                                Annapolis, MD
Common                          Ron Pickett, 2321 Ocean Point Drive,          2,058,964                9.0%
                                Wilmington, NC
                                FERST for St. Mary's Inc. 2321 Ocean          1,958,549                 8.0%
                                Point Drive, Wilmington, NC

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at December 31, 2001.

                                       Name and Address of              Amount of Beneficial
        Title of Class                   Beneficial Owner                     Interest           Percent of Class
        --------------                   ----------------                     --------           ----------------
Common                          David Grimes, 1621 John Ross Lane,            5,071,918               23.0 %
                                Crownsville MD
Common                          Stephen Sadle, 1200 John Ross Court,          5,842,695               26.0 %
                                Crownsville, MD
Common                          Robert P Crabb, 583 Lombard Rd.                 379,793                1.0 %
                                Rising Sun, MD
Common                          L. Peter Larson, 125 Spa View Ave,            1,625,285                8.0 %
                                Annapolis, MD




              [The remainder of this page intentionally left blank]

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SUBSEQUENT EVENT

In a Board of Directors meeting, held January 11th, the Founders and Executive Management focused on the importance of finding competent leadership to successfully shepherd the Company towards its future objectives. Management wholly agreed upon the importance of diversifying the Board in order to broaden both its expertise and influence as it prepares the Company for its upcoming sales and marketing initiatives.

Management reassessed Telkonet's initial capital structure. Agreements were reached on a realignment of the initial Founders' share distribution in order to attract additional management and marketing expertise, and to raise the necessary capital for manufacturing, sales, and marketing. The Founders agreed to surrender their current stock and option positions in return for adjusted stock and option positions as set forth in the following schedule:

 FOUNDERS        PRIOR       RETURNED      ADJUSTED      RETURNED      VESTED
                 SHARES       SHARES        SHARES       OPTIONS       OPTIONS
Dave Grimes     4,971,918    3,721,918     1,250,000      160,000     1,000,000
Pete Larson     1,455,285      705,285       750,000      200,000     1,000,000
Don Erat        2,861,348    2,361,348       500,000          -0-       500,000
Steve Sadle     5,647,695    2,147,695     3,500,000      200,000     1,000,000
              ------------  -----------   -----------   ----------   -----------
               14,936,246    8,936,246     6,000,000      560,000     3,500,000

This re-allocation of Founders stock and option positions will benefit the Company, its shareholders, and the Founders in several ways. The changes retain the Founders core competence in the Company, provides each with both fair and equitable stock positions, and an orderly method of liquidity, and reduces the dilution factor for shareholders thus helping to attract perspective management talent and potential investors. The net effect of the recapitalization reduces the number of shares outstanding from approximately 22.1 to 13.1 million shares.

David Grimes, Founder has retired. He will continue on the Board and has agreed to remain active within the Company under a multi-year Consulting Agreement.

Donald F. Erat, Founder has agreed to remain active within the Company under a multi-year Consulting Agreement.

L. Peter Larson, Founder/ Director and Former President & CEO, has resigned as Director and will remain active within the Company under a multi-year Consulting Agreement.

Stephen L. Sadle, Founder and Chief Operating Officer has extended his Employment Agreement with the Company for three years.

Robert P. Crabb, Secretary, will join the Board of Directors

           Supplemental Beneficial Ownership Table as of March 5, 2002

         Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 13,179,127 shares outstanding as of March 5, 2002.

                                       Name and Address of              Amount of Beneficial
        Title of Class                   Beneficial Owner                     Interest           Percent of Class
        --------------                   ----------------                     --------           ----------------
Common                          David Grimes, 1621 John Ross Lane,            1,250,000                9.0 %
                                Crownsville MD
Common                          Stephen Sadle, 1200 John Ross Court,          3,500,000               27.0 %
                                Crownsville, MD
Common                          L. Peter Larson, 125 Spa View Ave,              750,000                .06 %
                                Annapolis, MD
Common                          Ron Pickett, 2321 Ocean Point Drive,          2,058,964               15.6 %
                                Wilmington, NC
Common                          FERST for St. Mary's Inc. 2321 Ocean          1,958,549               14.8 %
                                Point Drive, Wilmington, NC

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at March 5, 2002.

                                       Name and Address of              Amount of Beneficial
        Title of Class                   Beneficial Owner                     Interest           Percent of Class
        --------------                   ----------------                     --------           ----------------
Common                          David Grimes, Chairman                        2,250,000               17.1 %
                                1621 John Ross Lane, Crownsville MD
Common                          Stephen Sadle, COO                            4,500,000               34.1 %
                                1200 John Ross Court, Crownsville, MD
Common                          Susquehanna Development, LLC-                   679,793                5.1 %
                                 583 Lombard Rd. Rising Sun, MD
Common                          J. Gregory Fowler- President & CEO              650,000                4.9 %
                                9948 Providence Forest Lane, Charlotte NC
Common                          Hugo DeCesaris- Director                      1,125,000                8.5 %
                                Annapolis Maryland                           -----------             --------
All directors and executive officers as a group (7 persons in group)          9,204,793               69.70 %
                                                                             ===========             ========


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

Exhibit
Number            Description of Document
------            -----------------------

3.1 (a)           Articles of Incorporation of the Registrant

3.2 (a)           By-laws of the Registrant

----------
(a) Included as an Exhibit to the Company's Form 8-K dated August 30, 2000 Include the 8-K that from January 16, 2002 and all others that are relevant.
(b)  Reports On Form 8-K.

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

Date:  March 11, 2002                   Telkonet, Inc.


                                        /s/Joseph Gregory Fowler
                                        ----------------------------------------
                                        Joseph Gregory Fowler, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                   Position                            Date
         ----                   --------                            ----

/s/ Stephen Sadle
----------------------
       Stephen Sadle      Chief Operating Officer                March 11, 2002


/s/ Hugo DeCesaris
----------------------
 Hugo DeCesaris           Director                               March 11, 2002


/s/ David Grimes
----------------------
David Grimes              Director                               March 11, 2002


/s/Robert P. Crabb
----------------------
Robert P. Crabb           Director and Secretary                 March 11, 2002

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2001 AND 2000



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                                 TELKONET, INC.

                                      TELKONET, INC.

                               INDEX TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------

Report of Independent Certified Public Accountants                                    F-2
Consolidated Balance Sheet at December 31, 2001 and 2000                              F-3
Consolidated Statement of Losses for the Years ended December 31, 2001 and 2000 and for the Period November 3, 1999 (Date of Inception)
Through December 31, 2001                                                             F-4
Consolidated Statement of Deficiency in Stockholder's Equity for the
Period November 3, 1999 (Date of Inception) Through December 31, 2001               F-5-6
Consolidated Statement of Cash Flows for the Years ended December 31, 2001 and 2000 and for the Period November 3, 1999 (Date of Inception) through
December 31, 2001                                                                     F-7
Notes to Consolidated Financial Statements                                     F-8 - F-21

                             STEFANOU & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

                                1360 Beverly Road
                                    Suite 305
                              McLean, VA 22101-3621
                                  703-448-9200
                               703-448-3515 (fax)
                                                                Philadelphia, PA
--------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
Telkonet, Inc.
Annapolis, MD

         We have audited the accompanying consolidated balance sheets of Telkonet, Inc. (a development stage company) as of December 31, 2001 and 2000 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the years ended December 31 ,2001 and 2000 and for the period November 3, 1999 (date of inception) to December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the two years then ended, and from November 3, 1999 (date of inception), to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  /s/  STEFANOU & COMPANY, LLP
                                                  ----------------------------
                                                  Stefanou & Company, LLP
                                                  Certified Public Accountants
McLean, Virginia
February 14, 2002

                                                TELKONET, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED BALANCE SHEET
                                          DECEMBER 31, 2001 AND 2000

                                                                                       2001           2000
                                                                                   ------------   ------------
                               ASSET

CURRENT ASSETS:
   Cash and equivalents                                                            $    21,885    $    10,450
                                                                                   ------------   ------------
      Total Current Assets                                                              21,885         10,450

PROPERTY AND EQUIPMENT AT COST:
   Furniture, equipment and leasehold improvements                                      54,950         89,029
   Less accumulated depreciation                                                        28,108         22,080
                                                                                   ------------   ------------
                                                                                        26,842         66,949
Financing Costs, less amortization costs of $415,742
and $0 in 2001 and 2000, respectively                                                  684,325             --
                                                                                   ------------   ------------
Deposits                                                                                 4,625          4,625
                                                                                   ------------   ------------
                                                                                       688,950          4,625
                                                                                   ------------   ------------
                                                                                   $   737,677    $    82,024
                                                                                   ============   ============
            LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                           $   116,741    $   253,586
    Notes payable (Note D)                                                             400,000             --
                                                                                   ------------   ------------
    Due to shareholder (Note C)                                                          7,500         10,000
                                                                                   ------------   ------------
      Total current liabilities                                                        524,241        263,586

Convertible Debentures (Notes D and E)                                                 940,000

COMMITMENTS AND CONTINGENCIES (Note H)                                                      --             --

DEFICIENCY IN STOCKHOLDER'S EQUITY (Note E)
Common stock, par value $ 0.001 per share; 100,000,000 shares authorized;               22,115         21,815
22,115,371 and 21,815,371 issued at December 31, 2001 and 2000
Additional Paid in Capital                                                           2,221,154        760,316
  Deficit accumulated during development stage                                      (2,969,833)      (963,693)
                                                                                   ------------   ------------
   Deficiency in stockholder's equity                                                 (726,564)      (181,562)

                                                                                   $   737,677    $    82,024
                                                                                   ============   ============

                          See accompanying notes to consolidated financial statements

                                           TELKONET, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENT OF LOSSES

                                          For the Year        For the Year       For the Period
                                             Ended               Ended          November 3, 1999
                                          December 31,        December 31,   (Date of Inception) to
                                             2001                2000           December 31, 2001
Cost and expenses:
   Research and development               $    160,115        $    119,000        $    279,115
   General and administrative                1,386,222             773,336           2,193,259
   Interest                                    417,503              15,576             433,079
   Depreciation and amortization                43,557              21,808              65,637
                                          -------------       -------------       -------------

Loss from Operations                        (2,007,397)           (929,720)         (2,971,090)


Other Income                                     1,257                   -               1,257
                                          -------------       -------------       -------------

Net Loss                                  $ (2,006,140)       $   (929,720)       $ (2,969,833)
                                          =============       =============       =============

Loss per common share (basic and
assuming dilution)                        $      (0.09)       $      (0.04)       $      (0.14)
                                          =============       =============       =============
Weighted average Common shares
outstanding (Note I)                        21,974,439          20,891,349          21,435,998

                    See accompanying notes to consolidated financial statements

                                                           TELKONET, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                               FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2001

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                        Additional       During
                                                        Common                           Paid in       Development
                                                        Shares        Stock Amount       Capital          Stage             Total
                                                     ------------     ------------     ------------    ------------     ------------
Net Loss                                                      --      $        --      $        --     $   (33,973)     $   (33,973)
                                                     ------------     ------------     ------------    ------------     ------------

BALANCE AT DECEMBER 31, 1999                                  --               --               --         (33,973)         (33,973)

Shares issued to founders January 2000,
in exchange for services and costs
valued at $ 0.60 per share                                19,300              193           11,387              --           11,580

Shares issued in June 2000, for cash
in connection with private placement at
$375 per share, net of costs                               1,735               17          644,219              --          644,236

Shares issued in July 2000, for warrants
exercised at a price of $375 per share                       190               --           71,250              --           71,250

Shares issued in August 2000, in
connection with the merger of Comstock
Coal and Telkonet Communications, Inc.                21,775,345           21,775               --              --           21,775

August 2000, retirement of Telkonet
Communications, Inc. shares                              (21,225)            (210)              --              --             (210)

Shares issued in October 2000, in
exchange for warrants exercised at a
price of $1 per share                                     29,145               29           29,115              --           29,144

Shares issued in October 2000, in
exchange for warrants exercised at a
price of $0.40 per share                                  10,881               11            4,345              --            4,356

Net loss                                                      --               --               --        (929,720)        (929,720)
                                                     ------------     ------------     ------------    ------------     ------------
BALANCE AT DECEMBER 31, 2000                          21,815,371           21,815          760,316        (963,693)        (181,562)

Shares issued in June 2001, for cash in
connection with a private placement,
shares issued at $.50 a share, net of costs              260,000              260          129,740              --          130,000

1,839,378 warrants issued in June 2001, valued at
$.13 per warrant in exchange for services                     --               --          237,036              --          237,036

72,668 stock options issued in June 2001, valued
at $.09 per option, in exchange for services                  --               --            6,375              --            6,375

245,287 warrants issued in July 2001, valued at $.08
per warrant, in exchange for services                         --               --           18,568              --           18,568

36,917 stock options issued in July 2001, valued at
$.08 per option, in exchange for services                     --               --            2,795              --            2,795

Shares issued in August 2001, for cash in
connection with a private placement,
shares issued at $.50 a share, net of costs               40,000               40           19,960              --           20,000

                                     See accompanying notes to consolidated financial statements

                                                           TELKONET, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2001

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                         Additional       During
                                                         Common                           Paid in       Development
                                                         Shares        Stock Amount       Capital          Stage           Total
                                                       ------------    ------------    ------------    ------------     ------------
241,000 warrants issued in August 2001, valued
at $.39 per warrant, in exchange for
financing costs                                                 --              --          94,687              --           94,687

114,000 warrants issued in August 2001, valued
at $.43 per warrant  in exchange for
interest                                                        --              --          49,020              --           49,020

150,000 warrants issued in August 2001, valued at
$.16 per warrant  in exchange for
services                                                        --              --          23,340              --           23,340

36,917 stock options issued in August 2001,
valued at $.06 per option in exchange for
services                                                        --              --           2,422              --            2,422

818,000 warrants issued in September 2001, valued
at $.14 per warrant in exchange for
financing costs                                                 --              --         112,230
                                                                                                                --          112,230
1,636,000 warrants issued in September 2001, valued
at $.40 per warrant in exchange for
interest                                                        --              --         654,400              --          654,400

25,000 warrants issued in September 2001, valued
at $.30 per warrant in exchange for
services                                                        --              --           7,380              --            7,380

60,000 warrants issued in October 2001, valued
at $.16 per warrant in exchange for
financing costs                                                 --              --           9,720              --            9,720

120,000 warrants issued in October 2001, valued
at $.44 per warrant in exchange for
interest                                                        --              --          52,800              --           52,800

95,000 warrants issued in October 2001, valued
at $.21 per warrant in exchange for
services                                                        --              --          19,558              --           19,558

5,000 warrants issued in November 2001, valued
at $.16 per warrant in exchange for
financing costs                                                 --              --             810              --              810

10,000 warrants issued in November 2001, valued
at $.44 per warrant in exchange for
interest                                                        --              --           4,400              --            4,400

25,000 warrants issued in November 2001, valued
at $.33 per warrant in exchange for
services                                                        --              --           8,218              --            8,218

25,000 warrants issued in December 2001, valued
at $.30 per warrant in exchange for
services                                                        --              --           7,380              --            7,380

Net loss                                                        --              --              --      (2,006,140)      (2,006,140)
                                                       ------------    ------------    ------------    ------------     ------------
BALANCE AT DECEMBER 31, 2001                            22,115,371     $    22,115     $ 2,221,155     $(2,969,833)     $  (726,563)
                                                       ============    ============    ============    ============     ============

                                     See accompanying notes to consolidated financial statements

                                                    TELKONET, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                 FOR THE PERIOD ENDING DECEMBER 31, 2001 AND 2000 AND
                      FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2001

                                                                   For the Year       For the Year      For the Period
                                                                      Ended              Ended         November 3, 1999
                                                                   December 31,       December 31,  (Date of Inception) to
                                                                      2001               2000          December 31, 2001
                                                                   ------------       ------------       ------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss from development stage operations                 $(2,006,140)       $  (929,720)       $(2,969,833)
Adjustments to reconcile net loss from development stage
operations to cash used for operating activities
     Warrants issued in exchange for financing and interest            378,213                               378,213
     Warrants issued in exchange for services                          333,072                               333,072
     Common stock issued in exchange for services rendered              11,580                                11,580
     Depreciation and amortization                                      43,557             22,080             65,637
     Increase (decrease) in:
          Deposits                                                          --             (4,625)            (4,625)
          Accounts payable and accrued expenses, net                  (136,845)           241,388            138,516
                                                                   ------------       ------------       ------------
NET CASH USED BY OPERATING ACTIVITIES                               (1,388,143)          (659,297)        (2,047,440)

CASH FLOWS USED IN INVESTING ACTIVITIES :
          Capital expenditures, net of disposals                        34,079            (89,029)           (54,950)
                                                                   ------------       ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                                   34,079            (89,029)           (54,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from sale of common stock, net of costs             150,000            748,776            898,776
          Proceeds from (repayments to) stockholder advances            (2,500)            10,000              7,500
          Proceeds from issuance of convertible debentures,
            net of costs                                               818,000                 --            818,000
          Proceeds from bank loans                                     400,000                 --            400,000
          Proceeds from shareholder loans                                   --            235,000            235,000
          Repayment of shareholder loans                                    --           (235,000)          (235,000)
                                                                   ------------       ------------       ------------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                     1,365,500            758,776          2,124,276

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                         11,435             10,450             21,885
Cash and equivalents at beginning of period                             10,450                 --                 --
                                                                   ------------       ------------       ------------
CASH AND EQUIVALENTS AT END OF PERIOD                              $    21,885        $    10,450        $    21,885
                                                                   ============       ============       ============

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest                           $    24,965        $        --        $    24,965
Income taxes paid                                                           --                 --                 --
Issuance of warrants for financing and interest                      1,278,983                 --          1,278,983
Issuance of warrants and options for services                          333,072                 --            333,072
Common stock issued for services                                            --             11,580             11,580
Acquisition:
     Assets Acquired                                                        --                  1                  1
     Accumulated deficit                                                    --              2,643              2,643
     Liabilities Assumed                                                    --             (2,642)            (2,642)
                                                                   ------------       ------------       ------------
                                                                   $        --        $         1        $         1

                             See accompanying notes to consolidated financial statements

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation
----------------------------------

Telkonet, Inc. ("Company"), formerly Comstock Coal Company, Inc, was formed on November 3, 1999 under the laws of the state of Utah. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7") and is seeking to develop, produce and market proprietary equipment enabling the transmission of voice and data over electric utility lines. From its inception through the date of these financial statements the Company has recognized no revenues and has incurred significant operating expenses.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Telkonet Communications, Inc. Significant intercompany transactions have been eliminated in consolidation.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs during the year ended December 31, 2001 and for the period November 3, 1999 (date of inception) through December 31, 2001.

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

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Impairment of Long-Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Research and Development
------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenditures on research and product development for 2001 and 2000 were $160,115 and $119,000, respectively.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31 ,2001 AND 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Stock Based Compensation
------------------------

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements. From time to time, the Company grants options or warrant to non employees in return for services rendered. The Company recognizes a charge or the fair value ascribed to such options and warrants over the service or vesting period.


Liquidity
---------

As shown in the accompanying financial statements, the Company has incurred losses of $2,969,833 from its inception through December 31, 2001. The Company's current liabilities exceed its current assets by $502,356 at December 31, 2001.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Comprehensive Income
--------------------

The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information
-------------------

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1998. SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements
-----------------------------

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE B - MERGER

On August 25, 2000, Telkonet Communications, Inc ("TCI") completed an Agreement and Plan of Reorganization ("Agreement") with Comstock Coal Company, Inc. ("Comstock") in a transaction accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of Comstock was $1. From Comstock's inception, until the date of the merger, Comstock was an inactive corporation with no assets and liabilities. As a result of the acquisition, there was a change in control of the public entity. Subsequent to the date of the merger, Comstock Coal Company, Inc. changed its name to Telkonet, Inc. ("Company"), with Telkonet Communications, Inc becoming a wholly owned subsidiary of the Company.

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

The total purchase price and carrying value of net assets acquired of Comstock was $1. The net assets acquired were as follows:

                     Net Assets                       $      1
                     Accumulated Deficit                 2,643
                     Net Liabilities                    (2,642)
                                                      ---------
                                                      $      1
                                                      =========

NOTE C - DUE TO SHAREHOLDER

Significant shareholders of the Company have advanced funds to the Company for working capital purposes. The amount of the advances at December 31, 2001 and 2000 are $7,500 and $10,000, respectively. No formal repayment terms exist.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE D - NOTES PAYABLE

Notes payable at December 31, 2001 and 2000 consists of the following:

                                                                                             2001           2000
                                                                                             ----           ----
  Note payable in monthly installments of interest only at 7.5% per annum,
  unsecured and guaranteed by a Company shareholder.                                     $  150,000      $       -
  Note payable in monthly installments of interest only at the prime lending rate
  plus 1% unsecured and guaranteed by a Company shareholder                                 250,000              -
  Convertible notes payable, in quarterly installments of interest only at 8%
  per annum, unsecured and due three years from the date of the note with the latest maturity November, 2004; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's
  common stock at a rate of $.50 per share six months after issuance.                       940,000              -
                                                                                         -----------     ----------
                                                                                          1,340,000              -
  Less: current portion                                                                    (400,000)             -
                                                                                         -----------     ----------
                                                                                         $  940,000      $       -
                                                                                         ===========     ==========

Aggregate maturities of long-term debt as of December 31, 2001 are as follows:

        Year                                                    Amount
        ----                                                    ------
        2002                                                $  400,000
        2003                                                         -
        2004                                                   940,000
        2005                                                         -
        2006 and after                                               -
                                                            -----------
                                                            $1,340,000

The Company incurred an aggregate of $339,447 of financing costs associated with the placement of the convertible debentures. The costs have been capitalized and are being amortized over a term of the convertible debentures. Financing costs amortized in 2001 were $37,529 and have been charged to operations.

In addition, the Company recognized the imbedded beneficial conversion feature in the convertible debenture by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized an aggregate of $760,620 of imbedded beneficial conversion feature and has amortized that cost over six months after the issuance of the debentures. Costs associated with this beneficial conversion features amortized in 2001 were $278,213 and have been charged to interest expense in the current year.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE E - CAPITAL STOCK

The Company was incorporated under the laws of the State of Utah on November 3, 1999 under the name of Telkonet Communications, Inc. The Company is a successor to Telkonet Communications, Inc., a company formed under the laws of the State of Maryland ("Predecessor"). The Predecessor was an inactive corporation entity with no significant assets or operations.

The Company has authorized 100,000,000 shares of common stock , with a par value of $.001 per share.

In January 2000, the Company issued 19,300 shares to its founders, in exchange for costs and services, valued at $11,580.

In June 2000, the Company issued a total of 1,735 shares of common stock in a private placement to sophisticated investors, primarily in the United States in exchange for $644,236 net of costs and fees. In July, 2000 addition, the Predecessor issued 190 shares of common stock in exchange for exercised warrants at $375 per share, totaling $71,250

In August 2000, the Company issued 21,775,345 shares of common stock in conjunction with the merger of Comstock Coal Company, Inc (Note B). In connection with the transaction, the Company retired 21,225 shares of previously issued Telkonet Communications, Inc common stock.

In October 2000, the Company issued 29,145 and 10,881 shares of common stock in exchange for exercised warrants, with and exercise price of $1.00 and $0.40 per share, respectively.

In June 2001 and August 2001, the Company issued 260,000 and 40,000 shares of its common stock, respectively, in a private placement to sophisticated investors in exchange for $150,000 , net of costs and fees

In 2001, the Company issued $940,000 of 8% Convertible Debentures (see Note D). The debentures are due three years from date of issuance, and can be converted to the Company's common stock at the rate of $.50 per share six months after issuance.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE F - STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                       Options Outstanding                                       Options Exercisable
                       -------------------                                       -------------------
                                                  Weighted
                                                   Average            Weighted                           Weighted
                                Number           Contractual           Average          Number            Average
                             Outstanding         Life (Years)      Exercise Price     Exercisable      Exercise Price
                             -----------         ------------      --------------     -----------      --------------
   Exercise Prices:
                 1.00         1,055,000                 10              1.00            23,334              1.00

Transactions involving options issued to employees are summarized as follows:

                                                                Weighted Average
                                           Number of Shares     Price Per Share
                                           ----------------     ---------------
     Outstanding at January 1, 2000                   -                   -
        Granted                                 840,000            $   1.00
        Exercised                                     -                1.00
        Canceled or expired                           -                1.00
                                              ----------           ---------
     Outstanding at December 31, 2000           840,000                1.00
        Granted                                 215,000                1.00
        Exercised                                     -                1.00
        Canceled or expired                           -                1.00
                                              ----------           ---------
     Outstanding at December 31, 2001         1,055,000            $   1.00
                                              ==========           =========

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE F - STOCK OPTIONS AND WARRANTS (CONTINUED)

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2001 and 2000 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                  2001     2000
                                                                -------  -------
       Weighted average grant date fair value per share:        $ 1.15   $ 1.00
       Significant assumptions (weighted-average):
           Risk-free interest rate at grant date                  4.25%    5.85%
           Expected stock price volatility                          21%       0%
           Expected dividend payout                                  -        -
           Expected option life-years (a)                           10       10

          (a) The expected option life is based on contractual expiration dates.


If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(2,015,040) and $(0.09) in 2001 and $(929,720) and $(0.04) in 2000, respectively.

The Company incurred costs and expenses in connection with granting certain stock warrants and options to non-employees. These warrants and options were granted in lieu of cash compensation for services performed and in connection with placement of convertible debentures (see Note D).

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.

                       Warrants Outstanding                                     Warrants Exercisable
                       --------------------                                     --------------------
                                                  Weighted
                                                   Average            Weighted                           Weighted
                                Number           Contractual           Average          Number            Average
                             Outstanding         Life (Years)      Exercise Price     Exercisable      Exercise Price
                             -----------         ------------      --------------     -----------      --------------
   Exercise Prices:

                 $ .50         1,100,000               8              $ .50            1,100,000          $ .50
                   .53           184,000               3                .53              184,000            .53
                  1.00         4,124,665               2               1.00            4,124,665           1.00
                               ----------                                              ----------

                               5,408,665                                               5,408,665
                               ==========                                              ==========

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE F - STOCK OPTIONS AND WARRANTS (CONTINUED)

Transactions involving warrants issued to non-employees are summarized as follows:


                                                                Weighted Average
                                             Number of Shares   Price Per Share
                                             ----------------   ---------------
       Outstanding at January 1, 2000
          Granted                                1,210,572          $   1.00
          Exercised                                      -              1.00
          Canceled or expired                            -              1.00
                                               ------------         ---------
       Outstanding at December 31, 2000          1,210,572          $   1.00
          Granted                                5,408,665               .67
          Exercised                                      -               .67
          Canceled or expired                   (1,210,572)             1.00
                                               ------------         ---------
       Outstanding at December 31, 2001          5,408,665          $   0.78
                                               ============         =========


The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.

                       Options Outstanding                                       Options Exercisable
                       -------------------                                       -------------------
                                                  Weighted
                                                   Average            Weighted                           Weighted
                                Number           Contractual           Average          Number            Average
                             Outstanding         Life (Years)      Exercise Price     Exercisable      Exercise Price
                             -----------         ------------      --------------     -----------      --------------
   Exercise Prices:
                    1.00          210,751                3             1.00            210,751             1.00
                     .40           35,751                1              .40             35,751              .40
                                 ---------                                            ---------
                                  246,502                                              246,502
                                 =========                                            =========

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE F - STOCK OPTIONS AND WARRANTS (CONTINUED)

Transactions involving stock options issued to non-employees are summarized as follows:


                                                                Weighted Average
                                              Number of Shares   Price Per Share
                                              ----------------   ---------------
       Outstanding at January 1, 2000                    -                 -
          Granted                                  286,528          $   0.70
          Exercised                                (40,026)              .70
          Canceled or expired                            -               .70
                                               ------------         ---------
       Outstanding at December 31, 2000            246,502               .70
          Granted                                        -                 -
          Exercised                                      -                 -
          Canceled or expired                            -                 -
                                               ------------         ---------
       Outstanding at December 31, 2001            246,502          $   0.70
                                               ============         =========

The amount of the expense charged to operations in connection with granting the warrants and options to non-employees was $550,518 and $0 during 2001 and 2000, respectively. The amount incurred in connection with placement of the convertible debentures was $217,447 in 2001 and is included in the costs of financing and amortized over the term of the debentures.


NOTE G - INCOME TAXES

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

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE G - INCOME TAXES (CONTINUED)

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $2,900,000 which expire through 2021, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $986,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of December 31, 2001 are as follows:


          Non Current:
                 Net operating loss carryforward                  $  986,000
                 Valuation allowance                                (986,000)
                                                                  -----------
                 Net deferred tax asset                           $        -
                                                                  ===========


NOTE H - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space on a year to year basis in Annapolis, Maryland for its corporate offices. Rental expense charged to operations in 2001 ad 2000 was $56,911 and $37,000, respectively. Commitments for minimum rentals under non cancelable leases at the end of 2001 are as follows:


                          2002                                  $ 58,000
                          2003                                    44,746
                                                                ---------
                                                                $102,746
                                                                =========

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE I - LOSSES PER COMMON SHARE

The following table presents the computations of basic and dilutive loss per share:

                                                      2001            2000
                                                      ----            ----
    Net loss available to common shareholders    $ (2,006,140)   $   (929,720)
                                                 =============   =============
    Basic and fully diluted loss per share       $      (0.09)   $      (0.04)
                                                 =============   =============
    Weighted average common shares outstanding     21,974,439      20,891,349
                                                 =============   =============


NOTE J - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company re-organized its capital structure, whereby the Company agreed to purchase 8,936,244 shares of the Company's common stock held by the Founders and cancel certain vested options held by the Founders to purchase the Company's common stock, in exchange for the issuance of newly issued options to purchase 3,500,000 of the Company's common stock. The new stock options expire in January 2012, and have an exercise price of $1.00 per share.

Subsequent to the date of the financial statements, the Company has received an additional $92,000 in convertible debentures (see Note D).

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE K - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements from November 3, 1999 (date of inception of Company), the Company incurred loses from operations of $2,969,833. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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