Form 10QSB
period 2002-03-30
TELKONET INC
filed 2002-05-15
CIK 1094084

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the period ended March 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,927,996 shares of Common Stock ($.001 par value) as of May 6, 2002.


Transitional small business disclosure format:  Yes     No  x
                                                    ---    ---

                                 TELKONET, INC.

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31 ,2002


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)                            3

                        Consolidated Balance Sheet:
                        March 31, 2002 and December 31, 2001                  3

                        Consolidated Statements of Losses:
                        Three Months Ended March 31 ,2002 and 2001

                        November 3, 1999 (Date of Inception) through
                        March 31, 2002                                        4

                        Consolidated Statements of Cash Flows:
                        Three Months Ended March 31, 2002 and 2001

                        November 3, 1999 (Date of Inception) through
                        March 31, 2002                                        5

                        Notes to Consolidated Financial Statements:
                        March 31, 2002                                        7

         Item 2.  Plan of Operation                                          10

PART II.  OTHER INFORMATION                                                  14

         Item 1.  Legal Proceedings                                          14

         Item 2.  Changes in Securities                                      14

         Item 3.  Defaults Upon Senior Securities                            14

         Item 4.  Submission of Matters to a Vote of Security Holders        14

         Item 5.  Other Information                                          14

         Item 6.  Exhibits and Reports on Form 8-K                           14

Item 1.  Financial Statements (Unaudited)

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                      ASSETS
                                                           March 31,    December 31,
                                                             2002           2001
                                                         ------------   ------------
                                                          Unaudited
CURRENT ASSETS:
     Cash and equivalents                                $    70,756    $    21,885
                                                         ------------   ------------
Total current assets                                          70,756         21,885

PROPERTY AND EQUIPMENT AT COST:
     Furniture, Equipment, & Leasehold Improvements           67,681         54,950
Less:  Accumulated Depreciation                               32,580         28,108
                                                         ------------   ------------
                                                              35,101         26,842

OTHER ASSETS
Financing costs, less amortization costs of $ 443,642
  and $ 415,742 at March 31, 2002 and December 31,2001       656,425        684,325
Deposits                                                       4,625          4,625
                                                         ------------   ------------
                                                             661,050        688,950

                                                         $   766,907    $   737,677
                                                         ============   ============

 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses               $   261,292    $   116,741
     Notes Payable                                           362,500        400,000
     Due to Shareholders                                     121,500          7,500
                                                         ------------   ------------
        Total current liabilities                            745,292        524,241

Convertible Debentures                                     1,277,007        940,000

COMMITMENTS AND CONTINGENCIES                                     --             --

DEFICIENCY IN STOCKHOLDER'S EQUITY

Common stock, par value $.001 per share;
  100,000,000 shares authorized; 13,927,996
  issued at March 31, 2002 and 22,115,371
  issued at December 31, 2001                                 13,928         22,115

     Additional paid-in-capital                            2,251,134      2,221,154
     Deficiency accumulated during development stage      (3,520,454)    (2,969,833)
                                                         ------------   ------------
     Deficiency in stockholder's equity                   (1,255,392)      (726,564)
                                                         ------------   ------------
                                                         $   766,907    $   737,677
                                                         ============   ============

  See accompanying footnotes to the unaudited consolidated financial statements

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENT OF LOSSES
                                   (UNAUDITED)

                                                                                For the
                                                                              period from
                                                                              November 3,
                                                                              1999 (date
                                              Three months ended March 31,   of inception)
                                             -----------------------------   through March
                                                 2002            2001          31, 2002
                                             -------------   -------------   -------------

Costs and Expenses:
     Research & Development                  $    120,671    $    112,291    $    399,786
     Selling, general and administrative          384,533         126,625       2,577,792
     Interest                                      13,045           5,284         446,124
     Depreciation                                  32,372           7,845          98,009
                                             -------------   -------------   -------------
Operating expense                                 550,621         252,045       3,521,711

Loss from Operations                             (550,621)       (252,045)     (3,521,711)

Other Income                                           --              --           1,257
Provision for Income Tax                               --              --              --
                                             -------------   -------------   -------------
                                                       --              --           1,257

Net income                                   $   (550,621)   $   (252,045)   $ (3,520,454)
                                             =============   =============   =============

Loss per common share (basic and assuming
dilution)                                    $      (0.06)   $      (0.01)   $      (0.17)
                                             =============   =============   =============

Weighted average common shares outstanding      9,313,563      21,815,371      21,222,496

  See accompanying footnotes to the unaudited consolidated financial statements

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          For the
                                                                                        period from
                                                                                        November 3,
                                                                                         1999 (date
                                                          Three months ended March 31,  of inception)
                                                          ---------------------------   through March
                                                              2002           2001         31, 2002
                                                          ------------   ------------   ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss from development stage operations           $  (550,621)   $  (252,045)   $(3,520,454)
     Adjustments to reconcile net loss from
       development stage operations to cash
       used for operating activities
     Warrants issued in exchange for financing
       and interest                                                --             --        378,213
     Warrants issued in exchange for services                      --             --        333,072
         Common stock issued in exchange for
           services rendered                                       --             --         11,580
         Common stock issued in exchange for
           conversion of debt                                  21,793             --         21,793
         Depreciation and amortization                         32,372          7,845         98,009
         Increase (decrease) in:
             Deposits                                              --             --         (4,625)
             Accounts payable and accrued expenses, net       144,551        (46,104)       283,067
                                                          ------------   ------------   ------------
NET CASH USED BY OPERATING ACTIVITIES                        (351,905)      (290,304)    (2,399,345)

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures, net of disposals                   (12,731)          (429)       (67,681)
                                                          ------------   ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                         (12,731)          (429)       (67,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock, net of costs              --             --        898,776
     Proceeds from (repayments to) stockholder advances            --        (10,000)         7,500
     Proceeds from issuance of convertible debentures,
       net of costs                                           337,007             --      1,155,007
     Proceeds from bank loans                                      --        345,000        400,000
     Repayment of bank loans                                  (37,500)            --        (37,500)
     Proceeds from stockholder loans                          114,000             --        349,000
     Repayment of stockholder loans                                --             --       (235,000)
                                                          ------------   ------------   ------------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES              413,507        335,000      2,537,783

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                48,871         44,267         70,756

Cash and cash equivalents at January 1                         21,885         10,450             --

Cash and cash equivalents at March 31                     $    70,756    $    54,717    $    70,756
                                                          ------------   ------------   ------------

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the
                                                                                 period from
                                                                                 November 3,
                                                                                 1999 (date
                                                   Three Months Ended March 31, of inception)
                                                    --------------------------  through March
                                                       2002           2001        31, 2002
                                                    ------------  ------------  ------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest            $    11,807   $        --   $    36,772
Income taxes paid                                            --            --            --
Issuance of warrants for financing and interest              --            --     1,278,983
Issuance of warrants and options for services                --            --       333,072
Common stock issued for services                             --            --        11,580
Common stock issued for conversion of debt               21,793            --        21,793
Acquisition:
   Assets Acquired                                           --            --             1
   Accumulated Deficit                                       --            --         2,643
   Liabilities Assumed                                       --            --        (2,642)
                                                    ------------  ------------  ------------
                                                    $        --   $        --   $         1
                                                    ------------  ------------  ------------

 See accompanying footnotes to the unaudited consolidated financial statements

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the three-month period ended March 31 ,2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

The Registrant began operations on November 3, 1999, and accordingly, income statements and statements of cash flows for the comparable periods of the preceding fiscal years have not been presented.

NOTE B-BUSINESS COMBINATION
---------------------------

On August 25, 2000, Telkonet Communications, Inc. ("TCI") completed an Agreement and Plan of Reorganization ("Agreement") with Comstock Coal Company, Inc. ("Comstock") in a transaction accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired from Comstock was $ 1. From Comstock's inception, until the date of the merger, Comstock was an inactive corporation with no assets and liabilities. As a result of the acquisition, there was a change in control of the public entity. Subsequent to the date of the merger, Comstock Coal Company, Inc. changed its name to Telkonet, Inc. ("Company"), with Telkonet Communications, Inc. becoming a wholly owned subsidiary of the Company.

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

                                 TELKONET , INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


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


NOTE D - RECENT ACCOUNTING PRONOUNCMENTS
----------------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets"(SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

                                 TELKONET , INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE D - RECENT ACCOUNTING PRONOUNCMENTS
----------------------------------------

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1,2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

Item 2.  Management's Plan of Operation

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of the Company
--------------------------

Telkonet is a high technology systems application developer with a primary focus on high speed Internet distribution over the electrical power lines for the commercial and the multi-dwelling residential markets. Telkonet believes that through extensive research and development, it has refined a business model that will provide marketable Internet services across a wide spectrum of commercial and business end users.

Telkonet has designed and constructed its third generation of power line communication products to provide high speed Internet access to office buildings, hotels, schools, shopping malls, commercial buildings, and multi-dwelling units. These products provide connectivity over the existing electrical wiring and do not require the addition of costly wiring, or major disruption to business activity.

In many situations the Telkonet system can be implemented more quickly and less expensively than adding dedicated wiring or installing wireless systems.

Telkonet believes that utilizing the power line to deliver Internet and telephony connectivity for the commercial and the multi-dwelling residential markets creates a significant and definitive niche market opportunity for Telkonet. Telkonet's solutions overcome many of the difficulties associated with power-line communications that historically have prevented the achievement of high data transmission rates.

Telkonet is now at a point in its business development cycle at which the system requirements and hardware have been developed, and the Company is ready to bring to market its suite of PlugFast products for high-speed Internet access.

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

The Telkonet PlugFast family of Internet access products provides a viable and cost effective alternative to the challenges of hard-wired and wireless local area networks (LANs). This solution set is comprised of two products, the PLUGFAST GATEWAY and the PLUGFAST TERMINAL.

The Telkonet PlugFast Gateway and Terminal are aimed at multi-user applications such as residential apartment complexes, hotels and motels, and a variety of small and medium sized businesses. High-speed Internet connections are becoming widely available and providers are anxious to sell these connections to their new and existing customers. Several companies now specialize in providing T1 access and most telephone companies now offer DSL products.

Providers are also offering connectivity through Microwave networks, 2-way Satellite, Fiber and Cable connections. However, these products share in the same problem: getting the access to where the customers want it.

The Telkonet solution interfaces to the backbone of the Internet by taking the signal from any of these broadband sources and, through the Telkonet PlugFast Gateway, distributing access to the Internet to the ultimate user over the existing electrical wiring in the building. With the Telkonet PlugFast Gateway in place, access is provided by simply plugging the user's Telkonet PlugFast Terminal into the nearest standard electrical outlet. Any existing electrical outlet in the structure can provide immediate access to the Internet via a Telkonet PlugFast Terminal. Moving the location of a PC, server, or printer is accomplished by simply moving the PlugFast Terminal to another electrical outlet. No additional wiring is required and changes can be made quickly and easily.

The Telkonet PlugFast Gateway provides the connection to the incoming broadband signal (DSL, TL, Satellite, Cable Modem) and the Telkonet PlugFast Terminal connects to a user device. Many PCs, each equipped with one Telkonet PlugFast Terminal, can communicate amongst themselves and can share a single broadband resource via the Telkonet PlugFast Gateway.

Telkonet has applied for patents that cover its unique technology, and intends to utilize recently announced advancements in transmission speeds to build next generation devices for field tests and marketing demonstrations.

Telkonet will continue to identify, design and develop enhancements to its core technologies that will provide additional functionality, diversification of application and desirability for current and future users.

Forward Looking Statements
--------------------------

CERTAIN STATEMENTS INCLUDED HEREIN OR INCORPORATED BY REFERENCE CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). TELKONET DESIRES TO TAKE ADVANTAGE OF CERTAIN "SAFE HARBOR" PROVISIONS OF THE REFORM ACT AND IS INCLUDING THIS SPECIAL NOTE TO ENABLE THE COMPANY TO DO SO. FORWARD-LOOKING STATEMENTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS PART INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Telkonet is still a development stage company and is yet to earn revenues from operations. Telkonet may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of the Internet and power line communication technologies as a medium for customers to purchase the Telkonet's products, Telkonet's ability to acquire and deliver high quality products at a price lower than currently available to consumers, Telkonet's ability to obtain additional financing in a timely manner and on terms favorable to the Telkonet, Telkonet's ability to successfully attract customers at a steady rate and maintain customer satisfaction, Telkonet promotions, branding and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of the Telkonet's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by the Telkonet, the number of returns experienced by the Telkonet, and general economic conditions specific to the Internet, power-line communications, and the communications industry.

Revenues
--------

Telkonet generated no revenues from operations from its inception. Telkonet believes it will begin earning revenues from operations within the next twelve months as it transitions from a development stage company to that of an active growth and acquisition stage company.

Costs and expenses
------------------

>From its inception on November 3, 1999 through March 31, 2002, Telkonet has not generated any revenues. Telkonet has incurred expenses of $ 3,521,711 during this period. These expenses were associated principally with compensation to employees, product development costs and professional services. During the first quarter of 2002, expenses increased by 118% over the first quarter of 2001 due to increase in manpower expense from the expansion of the core technical team, development activity associated with the completion of Telkonet's third generation power line systems for both high speed Internet distribution and telephony, the beginning of the system demonstration phase, and an increase in sales and marketing activities.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2002, Telkonet had working capital deficit of $ 674,536. As a result of the Telkonet's operating losses from its inception through March 31, 2002, Telkonet generated a cash flow deficit of
 $ 2,399,345 from operating activities. Cash flows from financing totaled $ 413,507 during the period January 1,2002 through March 31, 2002. Telkonet met its cash requirements during this period through the receipt of $ 114,000 in shareholder advances and the issuance of $358,800 of convertible debt.

While Telkonet has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Telkonet's current and projected cash flow deficits from operations and development. Telkonet is seeking financing in the form of equity investment in order to provide the necessary working capital. Telkonet currently has no commitments for financing. There are no assurances Telkonet will be successful in raising the funds required.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Product Research and Development
--------------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenditures on research and product development for the first quarter of 2002 were $ 120,671 compared to $ 112,291 for the first quarter of 2001.

Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

Telkonet does not anticipate the sale of any significant property, plant or equipment during the next twelve months. Telkonet does not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in the Telkonet's day-to-day operations.

Number of Employees
-------------------

During the period ended March 31, 2002, the Company had 10 employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees. As the Company continues to expand, the Company will incur additional costs for personnel. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing. There are no assurances the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Trends, Risks and Uncertainties
-------------------------------

Telkonet has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that Telkonet has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock. Telkonet's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving power line modulation and transmission technologies. Telkonet will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, Telkonet's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that Telkonet will be able to generate sufficient revenues from the sale of their first product and other product candidates. Telkonet expects negative cash flow from operations to continue for the next 6 months as it continues to develop and market its business. Telkonet will be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities will result in additional dilution to Telkonet's stockholders.

Potential fluctuations in quarterly operating results
-----------------------------------------------------

Telkonet's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside Telkonet's control, including: the level of use of the Internet; the demand for high-tech goods; trends in broadband service provisioning, the amount and timing of capital expenditures and other costs relating to the expansion of the Telkonet's operations; price competition or pricing changes in the industry; technical difficulties; general economic conditions, and economic conditions specific to the Internet and communications industry.

Limited public market, possible volatility of share price
---------------------------------------------------------

Telkonet's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol TLKO.OB. As of March 31, 2002, there were approximately 13,927,996 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by Telkonet or its competitors, failure to meet securities analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Telkonet's stock price.

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

                  None

         Item 5.  Other Information

                  None

         Item 6.  Exhibits and Reports on Form 8-K

                         (a) Exhibits

                             None

                         (b) Reports on Form 8-K filed during the three months
                             ended March 31, 2002.

                          On January 16, 2002, the Registrant filed a Current Report on Form 8K dated January 16, 2002 reporting under Item 6, Resignation of Directors and Executive Officers.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Telkonet, Inc.
                                           Registrant


May 15,2002                            By: /s/ J. Gregory Fowler
------------------                         ----------------------
Date                                       J. Gregory Fowler
                                           President and Chief Executive Officer