Form 10QSB
period 2002-06-30
TELKONET INC
filed 2002-08-20
CIK 1094084

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,596,181 shares of Common Stock ($.001 par value) as of August 15, 2002.


Transitional small business disclosure format:  Yes    No  x
                                                   ---    ---

                                 TELKONET, INC.

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2002


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                  June 30, 2002 and December 31, 2001

                  Condensed Consolidated Statements of Losses:
                  Three Months Ended June 30, 2002 and 2001
                  Six Months Ended June 30, 2002 and 2001 November 3, 1999 (Date of Inception) through June 30, 2002

                  Condensed Consolidated Statements of Cash Flows:
                  Six Months Ended June 30, 2002 and 2001
                  November 3, 1999 (Date of Inception) through June 30, 2002

                  Consolidated Statement of Deficiency in Stockholders' Equity November 3, 1999 (Date of Inception) through June 30, 2002

                  Notes to Condensed Consolidated Financial Information:
                  June 30, 2002

         Item 2.  Plan of Operation

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements (Unaudited)

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                               June 30,     December 31,
                                                                 2002           2001
                                                             ------------   ------------
                                                              Unaudited
CURRENT ASSETS:
Cash and equivalents                                         $   142,001    $    21,885
Prepaid and deposit                                                4,625          4,625
                                                             ------------   ------------
Total current assets                                             146,626         26,510

PROPERTY AND EQUIPMENT:
Furniture, equipment, and leasehold improvements, at cost         74,449         54,950
Less:  Accumulated depreciation                                   37,052         28,108
                                                             ------------   ------------
                                                                  37,397         26,842

OTHER ASSETS
Financing costs, less amortization costs of $471,542 and
$415,742 at June 30, 2002 and December 31 ,2001                  628,525        684,325
                                                             ------------   ------------

                                                             $   812,548    $   737,677
                                                             ============   ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                     $   314,585    $   116,741
Notes payable                                                    566,500        400,000
Due to shareholders                                                7,500          7,500
                                                             ------------   ------------
Total current liabilities                                        888,585        524,241

Convertible debentures                                         1,655,407        940,000

COMMITMENTS AND CONTINGENCIES                                         --             --

DEFICIENCY IN STOCKHOLDER'S EQUITY
Common stock, par value $.001 per share; 100,000,000
hares  authorized; 15,271,711  issued at June 30, 2002 and
2,115,371 issued at December 31, 2001                             15,272         22,115
Common stock subscription                                     (1,000,000)            --
Additional paid-in-capital                                     3,466,421      2,221,154
Deficiency accumulated during development stage               (4,213,137)    (2,969,833)
                                                             ------------   ------------
Deficiency in stockholder's equity                            (1,731,444)      (726,564)
                                                             ------------   ------------
                                                             $   812,548    $   737,677
                                                             ============   ============

         See accompanying notes to the unaudited condensed consolidated financial information

                                       3

                                                TELKONET, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                  (UNAUDITED)

                                                                                                            For the period
                                                                                                             from November
                                                                                                             3, 1999 (date
                                                                                                             of inception)
                                              Three Months ended June 30,      Six Months ended June 30,     through June
                                                 2002             2001            2002           2001          30, 2002
                                             -------------   -------------   -------------   -------------   -------------

Costs and Expenses:
Research & Development                       $     30,760    $    109,024    $    151,431    $    156,815    $    430,546
Selling, General and Administrative               625,380         230,365       1,009,913         421,490       3,203,172
Depreciation and Amortization                      32,372           7,882          64,744          15,727         130,381
                                             -------------   -------------   -------------   -------------   -------------
Total Operating Expense                           688,512         347,271       1,226,088         594,032       3,764,099

Loss from Operations                             (688,512)       (347,271)     (1,226,088)       (594,032)     (3,764,099)

Interest Income (Expense)                          (4,171)        (10,426)        (17,216)        (15,710)       (449,038)
Provision for Income Tax                               --              --              --              --              --
                                             -------------   -------------   -------------   -------------   -------------
                                                   (4,171)        (10,426)        (17,216)        (15,710)       (449,038)

Net income                                   $   (692,683)   $   (357,697)   $ (1,243,304)   $   (609,742)   $ (4,213,137)
                                             =============   =============   =============   =============   =============

Loss per common share (basic and
  assuming dilution)                         $      (0.05)   $      (0.02)   $      (0.07)   $      (0.03)   $      (0.27)
                                             =============   =============   =============   =============   =============

Weighted average common shares outstanding     14,154,678      21,859,149      17,244,540      21,837,260      15,834,524


                See accompanying notes to the unaudited condensed consolidated financial information

                                                      4

                                                TELKONET, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO JUNE 30, 2002



                                                                                                   Additional
                                                                                                    Paid-in
                                                                 Common Shares   Stock Amount       Capital
                                                                 -------------   -------------   -------------
Net Loss                                                         $         --    $         --    $         --
                                                                 -------------   -------------   -------------
Balance at December 31, 1999                                               --              --              --
Shares issued to founders January 2000, in exchange for
services and costs valued at $ 0.60 per share                          19,300             193          11,387
Shares issued in June 2000, for cash in connection with
private placement at $375 per share, net of costs                       1,735              17         644,219
Shares issued in July 2000, for warrants exercised at a price
of $375 per share                                                         190              --          71,250
Shares issued in August 2000, in connection with the merger of
Comstock Coal and Telkonet Communications, Inc                     21,775,335          21,775              --
August 2000, retirement of Telkonet Communications, Inc shares        (21,225)           (210)             --
Shares issued in October 2000, in exchange for warrants
exercised at a price of $1 per share                                   29,145              29          29,115
Shares issued in October 2000, in exchange for warrants
exercised at a price of $ 0.40 per share                               10,891              11           4,345
Net loss                                                                   --              --              --
                                                                 -------------   -------------   -------------
Balance at December 31, 2000                                       21,815,371          21,815         760,316
                                                                 =============   =============   =============
Shares issued in June 2001, for cash in connection with a
private placement, shares issued at $.50 a share, net of costs        260,000             260         129,740
1,839,378 warrants issued in June 2001, valued at $0.13 per
warrant, in exchange for services                                          --              --         237,036
72,668 stock options issued in June 2001, valued at $ 0.09 per
stock option, in exchange for services                                     --              --           6,375
245,287 warrants issued in July 2001, valued at $0.08 per
warrant, in exchange for services                                          --              --          18,568
36,917 stock options issued in July 2001, valued at $ 0.08 per
warrant, in exchange for services                                          --              --           2,795
Shares issued in August 2001, for cash in connection with a
private placement, shares issued at $.50 a share, net of costs         40,000              40          19,960
241,000 warrants issued in August 2001, valued at $ 0.39 per
warrant in exchange for financing costs                                    --              --          94,687
114,000 warrants issued in August 2001, valued at $ 0.43 per
warrant, in exchange for  interest                                         --              --          49,020
150,000 warrants issued in August 2001, valued at $ 0.16 per
warrant, in exchange for services                                          --              --          23,340
36,917 stock options issued in August 2001, valued at $ 0.06
per stock option, in exchange for services                                 --              --           2,422
818,000 warrants issued in September 2001, valued at $ 0.14
per warrant, in exchange for financing costs                               --              --         112,230

                                                                                                  (CONTINUED)

                                                                                    Deficit
                                                                                  Accumulated
                                                                                     During
                                                                 Common Stock     Development
                                                                 Subscription        Stage           Total
                                                                 -------------   -------------   -------------
Net Loss                                                         $         --    $    (33,973)   $    (33,973)
                                                                 -------------   -------------   -------------
Balance at December 31, 1999                                               --         (33,973)        (33,973)
Shares issued to founders January 2000, in exchange for
services and costs valued at $ 0.60 per share                              --              --          11,580
Shares issued in June 2000, for cash in connection with
private placement at $375 per share, net of costs                          --              --         644,236
Shares issued in July 2000, for warrants exercised at a price
of $375 per share                                                          --              --          71,250
Shares issued in August 2000, in connection with the merger of
Comstock Coal and Telkonet Communications, Inc                             --              --          21,775
August 2000, retirement of Telkonet Communications, Inc shares             --              --            (210)
Shares issued in October 2000, in exchange for warrants
exercised at a price of $1 per share                                       --              --          29,144
Shares issued in October 2000, in exchange for warrants
exercised at a price of $ 0.40 per share                                   --              --           4,356
Net loss                                                                   --        (929,720)       (929,720)
                                                                 -------------   -------------   -------------
Balance at December 31, 2000                                               --        (963,693)       (181,562)
                                                                 =============   =============   =============
Shares issued in June 2001, for cash in connection with a
private placement, shares issued at $.50 a share, net of costs             --              --         130,000
1,839,378 warrants issued in June 2001, valued at $0.13 per
warrant, in exchange for services                                          --              --         237,036
72,668 stock options issued in June 2001, valued at $ 0.09 per
stock option, in exchange for services                                     --              --           6,375
245,287 warrants issued in July 2001, valued at $0.08 per
warrant, in exchange for services                                          --              --          18,568
36,917 stock options issued in July 2001, valued at $ 0.08 per
warrant, in exchange for services                                          --              --           2,795
Shares issued in August 2001, for cash in connection with a
private placement, shares issued at $.50 a share, net of costs             --              --          20,000
241,000 warrants issued in August 2001, valued at $ 0.39 per
warrant in exchange for financing costs                                    --              --          94,687
114,000 warrants issued in August 2001, valued at $ 0.43 per
warrant, in exchange for  interest                                         --              --          49,020
150,000 warrants issued in August 2001, valued at $ 0.16 per
warrant, in exchange for services                                          --              --          23,340
36,917 stock options issued in August 2001, valued at $ 0.06
per stock option, in exchange for services                                 --              --           2,422
818,000 warrants issued in September 2001, valued at $ 0.14
per warrant, in exchange for financing costs                               --              --         112,230


                                                TELKONET, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO JUNE 30, 2002
                                                  (CONTINUED)



                                                                                                   Additional
                                                                                                    Paid-in
                                                                 Common Shares   Stock Amount       Capital
                                                                 -------------   -------------   -------------
1,636,000 warrants issued in September 2001, valued at $ 0.40
per warrant, in exchange for  interest                                     --              --         654,400
25,000 warrants issued in September 2001, valued at $0.30 per
warrant in exchange for services                                           --              --           7,380
60,000 warrants issued in October 2001, valued at $ 0.16 per
warrant, in exchange for financing costs                                   --              --           9,720
120,000 warrants issued in October 2001,  valued at $ 0.44 per
warrant, in exchange for  interest                                         --              --          52,800
95,000 warrants issued in October 2001, valued at $ 0.21 per
warrant, in exchange for services                                          --              --          19,558
5,000 warrants issued in November 2001, valued at $ 0.16 per
warrant, in exchange for financing costs                                   --              --             810
10,000 warrants issued in November 2001, valued at $ 0.44 per
warrant, in exchange for  interest                                         --              --           4,400
25,000 warrants issued in November 2001, valued at $ 0.33 per
warrant, in exchange for services                                          --              --           8,218
25,000 warrants issued in December 2001, valued at $ 0.30 per
warrant, in exchange for services                                          --              --           7,380
Net loss                                                                   --              --              --
                                                                 -------------   -------------   -------------
Balance at December 31, 2001                                       22,115,371          22,115       2,221,155
                                                                 =============   =============   =============
Shares issued in February 2002, in exchange for convertible
debentures at $ .50 per share                                          43,586              44          21,749
Shares issued in March 2002, to a founder in exchange for
shares canceled (Note B)                                            5,250,000           5,250          (5,250)
Shares canceled in March 2002 due to capital restructure (Note B) (13,480,961)        (13,481)         13,481
Shares issued in June 2002, for warrants exercised at $1.00
per share for services rendered                                        47,906              48          47,858
Shares issued in June 2002, for warrants exercised at $.40 per
share for services rendered                                            26,443              26          10,551
Shares issued in June 2002 to founders, for options exercised
at $1.00 per share (Note B and C)                                   1,000,000           1,000         999,000
Shares issued in June 2002, for warrants exercised at $1.0025
per share, for services rendered                                       80,039              80          80,159
Shares issued in June 2002, for warrants exercised at $ .402,
in connection with original private placement                         189,327             189          77,720
Common stock subscription (Note C)                                         --              --              --
Net Loss                                                                   --              --              --
                                                                 -------------   -------------   -------------
Balance at June 30, 2002                                           15,271,711    $     15,272    $  3,466,423
                                                                 =============   =============   =============

                                                                                                   (CONTINUED)

                                                                                    Deficit
                                                                                  Accumulated
                                                                                     During
                                                                 Common Stock     Development
                                                                 Subscription        Stage           Total
                                                                 -------------   -------------   -------------
1,636,000 warrants issued in September 2001, valued at $ 0.40
per warrant, in exchange for  interest                                     --              --         654,400
25,000 warrants issued in September 2001, valued at $0.30 per
warrant in exchange for services                                           --              --           7,380
60,000 warrants issued in October 2001, valued at $ 0.16 per
warrant, in exchange for financing costs                                   --              --           9,720
120,000 warrants issued in October 2001,  valued at $ 0.44 per
warrant, in exchange for  interest                                         --              --          52,800
95,000 warrants issued in October 2001, valued at $ 0.21 per
warrant, in exchange for services                                          --              --          19,558
5,000 warrants issued in November 2001, valued at $ 0.16 per
warrant, in exchange for financing costs                                   --              --             810
10,000 warrants issued in November 2001, valued at $ 0.44 per
warrant, in exchange for  interest                                         --              --           4,400
25,000 warrants issued in November 2001, valued at $ 0.33 per
warrant, in exchange for services                                          --              --           8,218
25,000 warrants issued in December 2001, valued at $ 0.30 per
warrant, in exchange for services                                          --              --           7,380
Net loss                                                                   --      (2,006,140)     (2,006,140)
                                                                 -------------   -------------   -------------
Balance at December 31, 2001                                               --      (2,969,833)       (726,563)
                                                                 =============   =============   =============
Shares issued in February 2002, in exchange for convertible
debentures at $ .50 per share                                              --              --          21,793
Shares issued in March 2002, to a founder in exchange for
shares canceled (Note B)                                                   --              --              --
Shares canceled in March 2002 due to capital restructure (Note B)          --              --              --
Shares issued in June 2002, for warrants exercised at $1.00
per share for services rendered                                            --              --          47,906
Shares issued in June 2002, for warrants exercised at $.40 per
share for services rendered                                                --              --          10,577
Shares issued in June 2002 to founders, for options exercised
at $1.00 per share (Note B and C)                                          --              --       1,000,000
Shares issued in June 2002, for warrants exercised at $1.0025
per share, for services rendered                                           --              --          80,239
Shares issued in June 2002, for warrants exercised at $ .402,
in connection with original private placement                              --              --          77,907
Common stock subscription (Note C)                                 (1,000,000)             --      (1,000,000)
Net Loss                                                                   --      (1,243,304)     (1,243,304)
                                                                 -------------   -------------   -------------
Balance at June 30, 2002                                         $ (1,000,000)   $ (4,213,137)   $ (1,731,444)
                                                                 =============   =============   =============

                See accompanying notes to the unaudited condensed consolidated financial information

                                                      6

                                           TELKONET, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                            Six Months Ended June 30,
                                                           ---------------------------  For the period
                                                                                         from November
                                                                                         3, 1999 (date
                                                                                         of inception)
                                                                                         through June
                                                               2002           2001         30, 2002
                                                           ------------   ------------   ------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations                 $(1,243,304)   $  (609,742)   $(4,213,137)
Adjustments to reconcile net loss from development stage
operations to cash used for operating activities
Warrants issued in exchange for financing and interest              --             --        378,213
Warrants issued in exchange for services                            --             --        333,072
Common stock issued in exchange for services rendered          138,722             --        150,302
Depreciation and amortization                                   64,744         15,727        130,381
Increase (decrease) in:
Deposits                                                            --             --         (4,625)
Accounts payable and accrued expenses, net                     197,844         73,693        314,585
                                                           ------------   ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                         (841,994)      (520,322)    (2,911,209)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures, net of disposals                         (19,499)        (4,629)       (74,449)
                                                           ------------   ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                          (19,499)        (4,629)       (74,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs                99,702        130,000        898,252
Proceeds from (repayments of) stockholder advances                  --         (2,500)         7,500
Proceeds from issuance of convertible debentures               715,407             --      1,655,407
Proceeds from loans                                            166,500        400,000        566,500
                                                           ------------   ------------   ------------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES               981,609        527,500      3,127,659

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                120,116          2,549        142,001

Cash and cash equivalents at the beginning of the period        21,885         10,450             --

Cash and cash equivalents at the end of the period         $   142,001    $    12,999    $   142,001
                                                           ------------   ------------   ------------

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                   $    17,216    $        --    $    24,965
Income taxes paid                                                   --             --             --
Issuance of warrants for financing and interest                     --             --      1,278,983
Issuance of warrants and options for services                       --             --        333,072
Common stock issued for services                               138,722             --        150,302
Acquisition:
   Assets Acquired                                                  --             --              1
   Accumulated Deficit                                              --             --          2,643
   Liabilities Assumed                                              --             --         (2,642)
                                                           ------------   ------------   ------------
                                                           $        --    $        --    $         1
                                                           ------------   ------------   ------------

           See accompanying notes to the unaudited condensed consolidated financial information

                                                  7

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB dated February 14, 2002.

Basis of Presentation
---------------------

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

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B - CAPITAL RESTRUCTURE

In January 2002, the Company re-organized its capital structure, whereby the Company agreed to purchase 8,936,244 shares of the Company's common stock held by the Founders and cancel certain vested options held by the Founders to purchase the Company's common stock, in exchange for the issuance of newly issued options to purchase 3,500,000 of the Company's common stock. The new stock options expire in January 2012, and have an exercise price of $1.00 per share.

                       PRIOR        RETURNED      ADJUSTED      RETURNED      VESTED
     FOUNDERS          SHARES        SHARES        SHARES       OPTIONS       OPTIONS
   Dave Grimes       4,971,918      3,721,918     1,250,000     160,000      1,000,000
   Peter Larson      1,455,285        705,285       750,000     200,000      1,000,000
   Don Erat          2,861,348      2,361,348       500,000           -        500,000
   Steve Sadle       5,647,695      2,147,695     3,500,000     200,000      1,000,000
                     ----------     ----------    ----------    --------     ----------
                    14,936,246      8,936,246     5,500,000     560,000      3,500,000

In connection with this transaction, the Company cancelled 13,480,961 shares of previously issued common stock.

NOTE C - COMMON STOCK SUBSCRIPTION

In connection with the stock options described in Note B, 1,000,000 shares of common stock were issued to two of the Company's Founders in June 2002. The Company also entered into four promissory notes with the Founders to ensure payments for issued stock, each notes with principle amounts of $250,000. The notes are due one year from date of issuance with all notes being due no later than June 30, 2003. Interest will begin to accrue at June 30, 2003 on any unpaid balances at an interest rate of 6%.

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

Telkonet believes that utilizing the power line to deliver Internet and telephone connectivity for the commercial and the multi-dwelling residential markets creates a significant and definitive niche market opportunity for Telkonet. Telkonet's solutions overcome many of the difficulties associated with power-line communications that historically have prevented the achievement of high data transmission rates.

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

Costs and expenses
------------------

>From its inception on November 3, 1999 through June 30, 2002, Telkonet has not generated any revenues. Telkonet has incurred operating expenses of $3,764,099 during this period. These expenses were associated principally with compensation to employees, product development costs and professional services. During the second quarter of 2002, Telkonet transitioned it's focus on bringing their initial offering of powerline communication products to the commercial and residential market, expenses increased by 98% over the second quarter of 2001 due to an increase in manpower expense from the further expansion of the core technical team, initial production costs for the PlugFast powerline products, and the ramp-up and increase in sales and marketing activities.

Liquidity and Capital Resources
-------------------------------

To date the Company has generated no sales revenues, has incurred expenses, and has sustained losses. As a result of the Telkonet's operating losses from its inception through June 30, 2002, Telkonet generated a cash flow deficit of $2,911,209 from operating activities. The Company's current liabilities exceeded its current assets by $741,959 as of June 30, 2002. For the period from inception through June 30, 2002, the Company has accumulated losses of $4,213,137. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Product Research and Development
--------------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenditures on research and product development for the second quarter of 2002 were $30,760 compared to $109,024 for the second quarter of 2001.

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

Number of Employees
-------------------

During the period ended June 30, 2002, the Company had 12 employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees. As the Company continues to expand, the Company will incur additional costs for personnel. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing. There are no assurances the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Limited public market, possible volatility of share price
---------------------------------------------------------

Telkonet's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol TLKO.OB. As of June 30, 2002, there were approximately 15,271,711 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by Telkonet or its competitors, failure to meet securities analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Telkonet's stock price.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

                  None

         Item 2 - Changes in Securities and Use of Proceeds

                  (a) None

                  (b) None

                  (c) In June, 2002 the Company issued 138,722 shares of its restricted common stock in exchange for previously issued warrants with exercise prices ranging from $.40 to $1.0025 per share to outside consultants in exchange for legal and consulting services. These issuances were considered exempt by reason of Section 4(2) of the Securities Act of 1933.

In June 2002, the Company issued 189,327 shares of its restricted common stock in exchange for previously issued warrants with an exercise price $.402 per share to accredited investors in exchange for $77,907. These issuances were considered exempt by reason of Section 4(2) of the Securities Act of 1933.

In June 2002, the Company issued an aggregate of 1,000,000 shares of registered common stock in exchange for previously issued options with an exercise price of $1.00 per share to two Company officers in exchange for a $1,000,000 note receivable. The options were issued pursuant to an employee stock option plan filed on SEC Form S-8 on April 17, 2002.


         Item 3.  Defaults Upon Senior Securities

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders

                  None

         Item 5.  Other Information

                  None

         Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits
                         No.     Description
                         ---     -----------
                         99.1     Certification of J. Gregory Fowler Pursuant to
                                     Section 906 of the Sarbanes-Oxley Act of
                                     2002 (filed herewith).
                         99.2     Certification of Stephen Sadle Pursuant to
                                     Section 906 of the Sarbanes-Oxley Act of
                                     2002 (filed herewith).

                  (b) Reports on Form 8-K filed during the three months ended
                      June 30, 2002.

                      None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Telkonet, Inc.
                                       Registrant


August 19,2002                         By: /s/ J. Gregory Fowler
------------------                         ----------------------
Date                                       J. Gregory Fowler
                                           President and Chief Executive Officer