Form 10QSB
period 2002-09-30
TELKONET INC
filed 2002-11-15
CIK 1094084

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,326,531 shares of Common Stock ($.001 par value) as of November 7, 2002.


Transitional small business disclosure format:  Yes    No  x
                                                   ---    ---

                                 TELKONET, INC.

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2002


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:                      3
                  September 30, 2002 and December 31, 2001

                  Condensed Consolidated Statements of Losses:                4
                  Three Months Ended September 30, 2002 and 2001
                  Nine Months Ended September 30, 2002 and 2001
                  November 3, 1999 (Date of Inception) through
                  September 30, 2002

                  Consolidated Statement of Deficiency in Stockholders'     5-7
                  Equity November 3, 1999 (Date of Inception) through
                  September 30, 2002

                  Condensed Consolidated Statements of Cash Flows:            8
                  Nine Months Ended September 30, 2002 and 2001
                  November 3, 1999 (Date of Inception) through
                  September 30, 2002

                  Notes to Condensed Consolidated Financial Information:      9
                  September 30, 2002

         Item 2.  Plan of Operation                                          10

         Item 3.  Controls and Procedures                                    13

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          13

         Item 2.  Changes in Securities                                      13

         Item 3.  Defaults Upon Senior Securities                            13

         Item 4.  Submission of Matters to a Vote of Security Holders        14

         Item 5.  Other Information                                          14

         Item 6.  Exhibits and Reports on Form 8-K                           14

Item 1.  Financial Statements (Unaudited)

                                         TELKONET, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                                   September 30,    December 31,
                                                                       2002             2001
                                                                   ------------     ------------
ASSETS
CURRENT ASSETS:
Cash and equivalents                                               $     4,880      $    21,885

Accounts receivable                                                      1,194               --

Inventory                                                               43,997               --

Prepaid and deposit                                                      9,625            4,625
                                                                   ------------     ------------

Total current assets                                                    59,696           26,510

PROPERTY AND EQUIPMENT:
Furniture, equipment, and leasehold improvements, at cost               70,588           54,950

Less:  Accumulated depreciation                                         41,522           28,108
                                                                   ------------     ------------

                                                                        29,066           26,842

OTHER ASSETS
Financing costs, less amortization costs of $499,442
  and $415,742 at September 30, 2002 and December 31, 2001,
  respectively                                                         600,625          684,325
                                                                   ------------     ------------

                                                                       600,625          684,325

                                                                   $   689,387      $   737,677
                                                                   ============     ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                              $   456,502      $   116,741

Notes payable                                                          533,000          400,000

Due to related parties                                                  33,474            7,500

Total current liabilities                                            1,022,976          524,241


Convertible Debentures                                               1,677,200          940,000

COMMITMENTS AND CONTINGENCIES                                               --               --

DEFICIENCY IN STOCKHOLDER'S EQUITY
Common stock, par value $.001 per share; 100,000,000 shares
authorized; 17,049,483 shares issued at September 30, 2002 and
22,115,371 shares issued at December 31, 2001                           17,049           22,115

Common stock subscription                                           (1,805,400)              --

Additional paid-in-capital                                           4,791,838        2,221,154

Deficiency accumulated during development stage                     (5,014,276)      (2,969,833)

Deficiency in stockholder's equity                                  (2,010,789)        (726,564)
                                                                   $   689,387      $   737,677

    See accompanying footnotes to the unaudited condensed consolidated financial information

                                                     TELKONET, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                       CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                       (UNAUDITED)

                                                                                                          For the period
                                                                                                         from November 3,
                                                                                                          1999 (date of
                                                                                                            inception)
                                        Three Months ended                    Nine Months ended               through
                                            September 30,                        September 30,             September 30,
                                       2002              2001               2002             2001              2002
                                   -------------     -------------     -------------     -------------     -------------
Net Revenues                       $      2,856      $         --      $      2,856      $         --      $      2,856

Cost of Sales                             1,860                --             1,860                --             1,860
                                   -------------     -------------     -------------     -------------     -------------

Gross Profit                                996                --               996                --               996

Costs and Expenses:

Research & Development                   91,334           208,321           242,764           300,636      $    521,879

Selling, General and
  Administrative                        585,547           205,931         1,595,461           691,921         3,788,720

Interest Expense (Income)                92,884             6,444           110,100            22,154           543,179

Depreciation and Amortization            32,370             7,882            97,114            23,609           162,751
                                   -------------     -------------     -------------     -------------     -------------

Operating expense                       802,135           428,578         2,045,439         1,038,320         5,016,529

Loss from Operations                   (801,139)         (428,578)       (2,044,443)       (1,038,320)       (5,015,533)

Other Income (Expense)                       --                --                --                --             1,257

Provision for Income Tax                     --                --                --                --                --
                                   -------------     -------------     -------------     -------------     -------------

                                             --                --                --                --             1,257

Net income                         $   (801,139)     $   (428,578)     $ (2,044,443)     $ (1,038,320)     $ (5,014,276)
                                   =============     =============     =============     =============     =============

Loss per common share (basic
  and assuming dilution)           $      (0.05)     $      (0.02)     $      (0.12)     $      (0.05)     $      (0.32)
                                   =============     =============     =============     =============     =============

Weighted average common shares
  outstanding                        16,692,841        21,841,593        17,005,847        21,925,075        15,915,997

                See accompanying footnotes to the unaudited condensed consolidated financial information

                                                           TELKONET, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                              Additional     Common        During
                                                  Common                        Paid in       Stock      Development
                                                  Shares      Stock Amount      Capital    Subscription     Stage          Total
                                               ------------   ------------   ------------  ------------  ------------   ------------
Net Loss                                                --    $        --    $        --   $        --   $   (33,973)   $   (33,973)
                                               ------------   ------------   ------------  ------------  ------------   ------------

BALANCE AT DECEMBER 31, 1999                            --             --             --            --       (33,973)       (33,973)
                                               ============   ============   ============  ============  ============   ============

Shares issued to founders January 2000,
  in exchange for services and costs
  valued at $ 0.60 per share                        19,300            193         11,387            --            --         11,580

Shares issued in June 2000, for cash in
  connection with private placement at
  $375 per share, net of costs                       1,735             17        644,219            --            --        644,236

Shares issued in July 2000, for warrants
  exercised at a price of $375 per share               190             --         71,250            --            --         71,250

Shares issued in August 2000, in connection
  with the merger of Comstock Coal
  and Telkonet Communications, Inc              21,775,335         21,775             --            --            --         21,775

August 2000, retirement of Telkonet
  Communications, Inc shares                       (21,225)          (210)            --            --            --           (210)

Shares issued in October 2000, in exchange
  for warrants exercised at a price of
  $1 per share                                      29,145             29         29,115            --            --         29,144

Shares issued in October 2000, in exchange
  for warrants exercised at a price of
  $0.40 per share                                   10,891             11          4,345            --            --          4,356

Net loss                                                --             --             --            --      (929,720)      (929,720)
                                               ------------   ------------   ------------  ------------  ------------   ------------

BALANCE AT DECEMBER 31, 2000                    21,815,371    $    21,815    $   760,316   $        --   $  (963,693)   $  (181,562)
                                               ============   ============   ============  ============  ============   ============

                      See accompanying footnotes to the unaudited condensed consolidated financial information

                                                           TELKONET, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                 Additional     Common       During
                                                         Common                    Paid in      Stock      Development
                                                         Shares    Stock Amount    Capital   Subscription     Stage        Total
                                                      ------------ ------------ ------------ ------------  ------------ ------------
BALANCE FORWARD                                        21,815,371  $    21,815  $   760,316  $        --   $  (963,693) $  (181,562)

Shares issued in June 2001, for cash in connection
  with a private placement, shares issued at
  $.50 a share, net of costs                              260,000          260      129,740           --            --      130,000

1,839,378 warrants issued in June 2001, valued at
  $0.13 per warrant, in exchange for services                  --           --      237,036           --            --      237,036

72,668 stock options issued in June 2001, valued at
  $0.09 per stock option, in exchange for services             --           --        6,375           --            --        6,375

245,287 warrants issued in July 2001, valued at
  $0.08 per warrant, in exchange for services                  --           --       18,568           --            --       18,568

36,917 stock options issued in July 2001, valued at
  $0.08 per warrant, in exchange for services                  --           --        2,795           --            --        2,795

Shares issued in August 2001, for cash in connection
  with a private placement, shares issued at
  $.50 a share, net of costs                               40,000           40       19,960           --            --       20,000

241,000 warrants issued in August 2001, valued at
  $0.39 per warrant in exchange for financing costs            --           --       94,687           --            --       94,687

114,000 warrants issued in August 2001, valued at
  $0.43 per warrant, in exchange for interest                  --           --       49,020           --            --       49,020

150,000 warrants issued in August 2001, valued at
  $0.16 per warrant, in exchange for services                  --           --       23,340           --            --       23,340

36,917 stock options issued in August 2001, valued at
  $0.06 per stock option, in exchange for services             --           --        2,422           --            --        2,422

818,000 warrants issued in September 2001, valued at
  $0.14 per warrant, in exchange for financing costs           --           --      112,230           --            --      112,230

1,636,000 warrants issued in September 2001, valued at
  $0.40 per warrant, in exchange for interest                  --           --      654,400           --            --      654,400

25,000 warrants issued in September 2001, valued at
  $0.30 per warrant in exchange for services                   --           --        7,380           --            --        7,380

60,000 warrants issued in October 2001, valued at
  $0.16 per warrant, in exchange for financing costs           --           --        9,720           --            --        9,720

120,000 warrants issued in October 2001, valued at
  $0.44 per warrant, in exchange for  interest                 --           --       52,800           --            --       52,800

95,000 warrants issued in October 2001, valued at
  $0.21 per warrant, in exchange for services                  --           --       19,558           --            --       19,558

5,000 warrants issued in November 2001, valued at
  $0.16 per warrant, in exchange for financing costs           --           --          810           --            --          810

10,000 warrants issued in November 2001, valued at
  $0.44 per warrant, in exchange for interest                  --           --        4,400           --            --        4,400

25,000 warrants issued in November 2001, valued at
  $0.33 per warrant, in exchange for services                  --           --        8,218           --            --        8,218

25,000 warrants issued in December 2001, valued at
  $0.30 per warrant, in exchange for services                  --           --        7,380           --            --        7,380

Net loss                                                       --           --           --           --    (2,006,140)  (2,006,140)
                                                      ------------ ------------ ------------ ------------  ------------ ------------
BALANCE AT DECEMBER 31, 2001                           22,115,371  $    22,115  $ 2,221,155  $        --   $(2,969,833) $  (726,563)
                                                      ============ ============ ============ ============  ============ ============

                      See accompanying footnotes to the unaudited condensed consolidated financial information

                                                           TELKONET, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                          Additional       Common         During
                                                Common                      Paid in         Stock       Development
                                                Shares      Stock Amount    Capital      Subscription      Stage           Total
                                            -------------  -------------  -------------  -------------  -------------  -------------
BALANCE FORWARD                               22,115,371   $     22,115   $  2,221,155   $         --   $ (2,969,833)  $   (726,563)

Shares issued in February 2002, in exchange
  for convertible debentures interest, at
  $.50 per share                                  43,586             44         21,749             --             --         21,793

Shares issued in March 2002, to a founder
  in exchange for shares canceled (Note B)     5,250,000          5,250         (5,250)            --             --             --

Shares canceled in March 2002 due to capital
  restructure (Note B)
                                             (13,480,961)       (13,481)        13,481             --             --             --
Shares issued in June 2002, for warrants
  exercised at $1.00 per share for services
  rendered                                        47,906             48         47,858             --             --         47,906

Shares issued in June 2002, for warrants
  exercised at $.40 per share for services
  rendered                                        26,443             26         10,551             --             --         10,577

Shares issued in June 2002 to founders, for
  options exercised at $1.00 per share
  (Note B)                                     1,000,000          1,000        999,000             --             --      1,000,000

Shares issued in June 2002, for warrants
  exercised at $1.0025 per share, for
  services rendered                               80,039             80         80,159             --             --         80,239

Shares issued in June 2002, for warrants
  exercised at $.402, in connection with
  original private placement                     189,327            189         77,720             --             --         77,909

Shares issued in July 2002, for warrants
  exercised at $.402, in connection with
  original private placement                      41,970             42         16,830             --             --         16,872

Shares issued in July 2002 to founders, for
  options exercised at $1.00 per share
  (Note B)                                     1,000,000          1,000        999,000             --             --      1,000,000

Shares issued in August 2002, for warrants
  exercised at $.402, in connection with
  original private placement                     542,500            543        232,458             --             --        233,001

Shares issued in August 2002, for warrants
  exercised at $.403, in connection with
  original private placement                     193,302            193         77,127             --             --         77,320

Common stock subscription (Note C)                    --             --             --     (1,805,400)            --     (1,805,400)

Net Loss                                              --             --             --             --     (2,044,443)    (2,044,443)
                                            -------------  -------------  -------------  -------------  -------------  -------------

BALANCE AT SEPTEMBER 30, 2002                 17,049,483   $     17,049   $  4,791,838   $ (1,805,400)  $ (5,014,276)  $ (2,010,789)
                                            =============  =============  =============  =============  =============  =============

                      See accompanying footnotes to the unaudited condensed consolidated financial information

                                                    TELKONET, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                                       For the period from
                                                                                                        November 3, 1999
                                                                                                       (date of inception)
                                                                             Nine Months Ended               through
                                                                                September 30,             September 30,
                                                                            2002             2001             2002
                                                                        ------------     ------------     ------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from development stage operations                              $(2,044,443)     $(1,038,320)     $(5,014,276)

Adjustments to reconcile net loss from development stage operations to cash used for operating activities

Warrants issued in exchange for financing and interest                           --               --          378,213

Warrants issued in exchange for services                                         --               --          333,072

Common stock issued in exchange for services rendered                       138,722               --          150,302

Depreciation and amortization                                                97,114           23,609          162,751
Increase / decrease in:

Accounts receivable                                                          (1,194)              --           (1,194)

Other receivable                                                                 --               --               --

Inventory                                                                   (43,997)              --          (43,997)

Deposits                                                                     (5,000)              --           (9,625)

Accounts payable and accrued expenses, net                                  339,762         (107,694)         456,502
                                                                        ------------     ------------     ------------

NET CASH USED BY OPERATING ACTIVITIES                                    (1,519,036)      (1,122,405)      (3,588,252)

CASH FLOWS USED IN INVESTING ACTIVITIES:

Capital expenditures, net of disposals                                      (15,638)          (4,629)         (70,588)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock, net of costs                            621,495          150,000        1,420,046

Advances from stockholders, net of repayments                                25,974           87,500           33,474

Proceeds from issuance of convertible debentures, net of costs              737,200          903,000        1,677,200

Proceeds from loans                                                         133,000          400,000          533,000
                                                                        ------------     ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,517,669        1,540,500        3,663,720

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                             (17,005)         413,466            4,880

Cash and cash equivalents at the beginning of the period                     21,885           10,450               --
                                                                        ------------     ------------     ------------
Cash and cash equivalents at the end of the period                      $     4,880      $   423,916      $     4,880
                                                                        ============     ============     ============

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest                                $    25,011      $        --      $    24,965

Income taxes paid                                                                --               --               --

Issuance of warrants for financing and interest                                  --               --        1,278,983

Issuance of warrants and options for services                                    --               --          333,072

Common stock issued for services                                            138,722               --          150,302
Acquisition:

   Assets Acquired                                                               --               --                1

   Accumulated Deficit                                                           --               --            2,643

   Liabilities Assumed                                                           --               --           (2,642)
                                                                        ------------     ------------     ------------
                                                                        $        --      $        --      $         1
                                                                        ------------     ------------     ------------

               See accompanying footnotes to the unaudited condensed consolidated financial information

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB dated February 14, 2002.

Basis of Presentation
---------------------

Telkonet, Inc. (the "Company"), formerly Comstock Coal Company, Inc., was formed on November 3, 1999 under the laws of the state of Utah. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is seeking to develop, produce and market proprietary equipment enabling the transmission of voice and data over electric utility lines. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Telkonet Communications, Inc. Significant inter-company transactions have been eliminated in consolidation.

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

                                          RETURNED       ADJUSTED         RETURNED       VESTED
        FOUNDERS       PRIOR SHARES        SHARES         SHARES          OPTIONS        OPTIONS
   Dave Grimes           4,971,918        3,721,918      1,250,000        160,000       1,000,000
   Peter Larson          1,455,285          705,285        750,000        200,000       1,000,000
   Don Erat              2,861,348        2,361,348        500,000              -         500,000
   Steve Sadle           5,647,695        2,147,695      3,500,000        200,000       1,000,000
                       ------------    ------------    ------------   ------------    ------------
                        14,936,246        8,936,246      6,000,000        560,000       3,500,000

In connection with this transaction, the Company cancelled 13,480,961 shares of previously issued common stock.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE C - COMMON STOCK SUBSCRIPTION
----------------------------------

In connection with the stock options described in Note B, 2,000,000 shares of common stock were issued to two of the Company's Founders in June and July 2002. The Company also entered into four promissory notes with principal amounts of $250,000 each and two promissory notes with principal amounts of $500,000 each with the Founders to ensure payments for issued stock. The notes are due one year from date of issuance. Interests will begin to accrue from and after the maturity dates on any unpaid balances at an interest rate of 6%. As of September 30, 2002, the Company received $194,600 proceeds from the stock subscription.

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

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Telkonet, transitioning from a development stage company to an active growth and acquisition stage company has generated initial revenues from operations. Telkonet may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of the Internet and power line communication technologies as a medium for customers to purchase the Telkonet's products, Telkonet's ability to acquire and deliver high quality products at a price lower than currently available to consumers, Telkonet's ability to obtain additional financing in a timely manner and on terms favorable to the Telkonet, Telkonet's ability to successfully attract customers at a steady rate and maintain customer satisfaction, Telkonet promotions, branding and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of the Telkonet's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by the Telkonet, the number of returns experienced by the Telkonet, and general economic conditions specific to the Internet, power-line communications, and the communications industry.

Revenues
--------

Telkonet generated revenues of $2,856 from operations from its inception. Telkonet believes it will begin earning revenues from operations within the next twelve months as it transitions from a development stage company to that of an active growth and acquisition stage company.

Costs and expenses
------------------

>From its inception on November 3, 1999 through September 30, 2002, Telkonet has incurred operating expenses of $5,016,529. These expenses were associated principally with compensation to employees, product development costs and professional services. During the third quarter of 2002, Telkonet transitioned it's focus on bringing their initial offering of powerline communication products to the commercial and residential market, expenses increased by 87% over the third quarter of 2001 due to an increase in manpower expense from the further expansion of the core technical team, initial production costs for the PlugFast powerline products, and the ramp-up and increase in sales and marketing activities.

Liquidity and Capital Resources
-------------------------------

To date the Company has generated minimum sales revenues, has incurred expenses, and has sustained losses. As a result of the Telkonet's operating losses from its inception through September 30, 2002, Telkonet generated a cash flow deficit of $3,588,252 from operating activities. The Company's current liabilities exceeded its current assets by $963,280 as of September 30, 2002. For the period from inception through September 30, 2002, the Company has accumulated losses of $5,014,276. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Product Research and Development
--------------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenditures on research and product development for the third quarter of 2002 were $91,334 compared to $208,321 for the third quarter of 2001.

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

Number of Employees
-------------------

During the period ended September 30, 2002, the Company had 12 employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees. As the Company continues to expand, the Company will incur additional costs for personnel. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing. There are no assurances the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Limited public market, possible volatility of share price
---------------------------------------------------------

Telkonet's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol TLKO.OB. As of September 30, 2002, there were approximately 17,049,483 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by Telkonet or its competitors, failure to meet securities analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Telkonet's stock price.

Item 3. Controls and Procedures.

(a) On September 30, 2002, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

                  None

         Item 2.  Changes in Securities and Use of Proceeds

                  (a) None

                  (b) None

                  (c) In July 2002, the Company issued an aggregate of 1,000,000 shares of registered common stock in exchange for previously issued options with an exercise price of $1.00 per share to two Company officers in exchange for a $1,000,000 note receivable. The options were issued pursuant to an employee stock option plan filed on SEC Form S-8 on April 17, 2002.

In the third quarter 2002, the Company issued 777,772 shares of its restricted common stock in exchange for previously issued warrants with an exercise price from $.402-$.403 per share to accredited investors in exchange for $327,193. These issuances were considered exempt by reason of Section 4(2) of the Securities Act of 1933.

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

                  (b) Reports on Form 8-K filed during the three months ended September 30, 2002.
                           None


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Telkonet, Inc.
                                           Registrant


November 14, 2002                          By: /s/ J. Gregory Fowler
-----------------                          -------------------------------------
Date                                       J. Gregory Fowler
                                           President and Chief Executive Officer

                                 CERTIFICATIONS

I, J. Gregory Fowler, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Telkonet, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002


                                        /s/ J. Gregory Fowler
                                        -------------------------------------
                                        J. Gregory Fowler
                                        President and Chief Executive Officer

                                 CERTIFICATIONS

I, STEPHEN SADLE, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Telkonet, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


                                        /s/ STEPHEN SADLE
                                        ------------------------
                                        STEPHEN SADLE
                                        Chief Operating Officer