Form 10KSB
period 2002-12-31
TELKONET INC
filed 2003-03-31
CIK 1094084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002


                        Commission file number: 0-27305

                                 TELKONET, INC.
        (Exact name of small business issuer as specified in its charter)

             Utah                                         87-0627421
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)

                        435 Devon Park Drive Building 500
                            Wayne, Pennsylvania 19087
                    (Address of principal executive offices)

                                 (610)- 971-1717
                           (Issuer's telephone number)

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

Yes      X                 No
    -----------               -----------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         X
    -----------               -----------

State issuer's revenues for its most recent fiscal year:      none

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2003: $6,115,841

Number of outstanding shares of the registrant's par value $0.001 common stock as of March 26, 2003: 15,721,131

                                                TELKONET, INC.
                                                 FORM 10-KSB
                                                    INDEX

                                                                                                         Page
                                                                                                         ----
                                                    Part I

Item 1.       Business....................................................................................3

Item 2.       Properties..................................................................................9

Item 3.       Legal Proceedings...........................................................................9

Item 4.       Submission of Matters of a Vote of Security Holders.........................................9


                                                   Part II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.......................10

Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation..........................................................10

Item 7.       Financial Statements and Supplementary Data.................................................19

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................................................19


                                                   Part III

Item 9.       Directors and Executive Officers of the Registrant..........................................19

Item 10.      Executive Compensation......................................................................22

Item 11.      Security Ownership of Certain Beneficial Owners and Management..............................24

Item 12.      Certain Relationships and Related Transactions..............................................25


                                                   Part IV

Item 13.      Exhibits, Financial Statement Schedule and Reports on Form 8-K..............................26

Item 14.      Controls and Procedures.....................................................................26

Signatures    ............................................................................................27

                                                      2

                                     PART I

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

GENERAL
-------

Telkonet, Inc. is an innovative creator of Powerline Communications (PLC) solutions for the commercial and industrial markets. Telkonet's PLC solutions utilize their patent-pending technology for the transmission of high-speed data, communications and Internet access over the existing electrical wiring in the buildings. With the Telkonet solution there is no need for costly additional wiring, and there is no disruption to business activity during the installation process. In many situations the Telkonet solution can be implemented more quickly and less expensively than adding dedicated wiring or installing wireless systems offering a viable and cost effective alternative to the challenges of wired and wireless LANs.

Telkonet, Inc. (hereinafter "The Company", "Telkonet" and "TCI"), a development stage company, was incorporated on November 1999 under the laws of the State of Utah. Its Articles of Incorporation provided for authorized capital of One hundred million (100,000,000) shares of Common Stock, par value $0.001. The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share.

In 1999, Telkonet Communications, Inc. was formed to develop applications for the emerging power line carrier technologies. On August 30th, 2000, a Utah Corporation formerly known as Comstock Coal Company, Inc. was merged into Telkonet, Inc., NASDAQ - (OTCBB:"TLKO"), which as of December 31, 2002 has 15,721,131 million shares of common stock outstanding. Telkonet Communications, Inc. is a wholly owned subsidiary of Telkonet, Inc. As of March 26, 2003 there were 15,721,131 outstanding shares as referenced in Item# 12.

There has been no bankruptcy, receiverships, or similar proceedings by or against the Company. There has been no material reclassification, merger, consolidation, or purchase or sale of any significant asset(s).

The Company's principal executive offices are located at: 435 Devon Park Drive, Building 500 Wayne, Pennsylvania 19087

BUSINESS HISTORY
----------------

The Company was formed to design and develop high technology applications with a primary focus on high-speed Internet distribution over the existing electrical wiring in buildings. Telkonet believes that utilizing the electrical wiring to deliver Internet and telephony connectivity for the commercial and the multi-dwelling markets creates a significant and definitive niche market opportunity for the Company.

Telkonet's solutions overcome many of the difficulties associated with powerline communications that historically have prevented the achievement of high-speed data transmission rates. Because the existing electrical wiring is the most ubiquitous wired network in the home, or business, service providers and consumers can now avoid the expense, time and inconvenience of installing new wiring for LAN service. Consumers can achieve reliable, secure communications simply by plugging Telkonet's PlugPlusInternet devices into their existing standard electrical outlets.

In July 2001, the Company announced that it has completed the initial product development phase of their proprietary communications system, which utilizes the existing electrical wiring infrastructure in residential and commercial buildings for Internet connectivity.

In August 2001, the Company announced that successful system tests were recently performed in the Washington D.C. metropolitan area, where Telkonet's PlugPlusInternet connectivity solution was demonstrated in a 28-unit residential apartment building and a 5-story commercial office building. High-speed data connectivity was successfully achieved from the basements to the farthest receptacles on the top floors.

In January 2002, the Company announced that it had shifted its management emphasis from R&D to product sales and marketing in order to move their initial proprietary products into the commercial market. Extensive research and product testing conducted over the previous three years, demonstrated the product's robust capacity and aroused industry demand for the Company's initial proprietary products.

The Board of Directors, Founders and Executive Management reassessed Telkonet's initial capital structure. Agreements were reached on a realignment of the initial Founders' share distribution in order to attract additional management and marketing expertise, and to raise the necessary capital for manufacturing, sales, and marketing. The Founders agreed to surrender 8.9 million shares of their current stock and 560,000 option positions in the capital realignment. This re-allocation of Founders stock and option positions retain the Founders core competence in the Company, provides each with fair and equitable stock positions, an orderly method of liquidity, and reduces the dilution factor for shareholders thus helping to attract perspective management talent and potential investors. The net effect of the recapitalization reduced the number of shares outstanding from approximately 22.1 to 13.9 million shares.

In May 2002 the Company announced that it had successfully concluded an offering of 8%, three year, convertible debentures raising approximately $1.7 million dollars for working capital purposes. In November 2002, the Company announced the successful installation of its PlugPlusInternet solution at the historic Partridge Inn in Augusta, Georgia. The installation provided high-speed Internet connectivity to guest rooms, meeting rooms and a lobby kiosk.

In July 2002 at the Annual Meeting of Stockholders of Telkonet, Inc. the Company's shareholders ratified the Telkonet Stock Option Plan, which on April 24, 2002, the Board of Directors adopted, subject to stockholder approval. The plan provides for the grant of stock options to employees, officers, consultants, independent contractors and non-employee directors providing services to Telkonet, as determined by the Board of Directors or by a committee of directors designated by the Board of Directors to administer the plan. The plan provides for the issuance of up to 7,000,000 shares of Telkonet common stock, subject to adjustment in the event of stock dividends, recapitalization, stock splits, reorganizations, mergers, consolidations or other similar changes in the corporate or capital structure of Telkonet. have been reacquired by Telkonet. The types of awards that may be granted under the plan are stock options, restricted stock and stock appreciation rights. Options granted pursuant to the plan will not be transferable without the approval of the Board of Directors, other than by will or by the laws of descent and distribution. During the lifetime of a participant, an award may be exercised only by the participant to whom such award is granted. The full text of the plan is attached as exit 10.1.

In December 2002, the Company announced the installation of a product field trial at the Marriott Residence Inn-Landfall in Wilmington, NC. Telkonet implemented a hotel wide PLC system based on the use of its PlugPlusInternet Gateway for providing connectivity to the hotels 90 guest rooms, meeting rooms, common areas and a lobby kiosk.

The Company announced that the Board of Directors unanimously elected Mr. Ronald
W. Pickett as Chairman of Board, President and interim CEO. Mr. Pickett had fostered the development of Telkonet since 1999 as the Company's principle investor and stepped forward in December 2002 to take an active leadership role in the Company.

The Company announced that, Company Founders David Grimes and Stephen Sadle retired 1,805,400 shares of the Company's common stock in exchange for the cancellation of a note reducing the total outstanding number of shares of common stock in the Company by approximately 9% from 17,526,531 shares to 15,721,131 shares.

In January 2002, the Company announced that they had satisfactorily complied with Parts 2 and 15 of Title 47 of the Code of Federal Regulations of the Federal Communications Commission ("FCC") to market their Powerline Communications. The rules of the Federal Communications Commission ("FCC") permit the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements. An independent, FCC-certified testing lab has verified that Telkonet's gateway PLC device complies with the FCC technical requirements for Class A digital devices. No further testing of this device is required; the device may be manufactured and marketed for commercial use. Additional devices designed by Telkonet for commercial and residential use are subject to the FCC rules for unlicensed digital devices. Unlicensed digital devices for sale to the general public, without restriction, must meet the FCC's technical requirements for Class B devices, and must be verified for compliance by an independent FCC-certified testing lab.

The Company announced that the Board of Directors unanimously elected Warren V. "Pete" Musser as Chairman of Board. Mr. Musser is the Managing Director of The Musser Group and Chairman Emeritus of Safeguard Scientifics, Inc. - (NYSE: SFE).

The Company announced that the Board of Directors unanimously elected Howard Lubert as Chief Executive Officer. Mr. Lubert brings to Telkonet over three decades of diversified expertise, which includes: Technical due diligence and business acceleration services for Safeguard Scientifics in Infrastructure, Internet/e-Business and Telecommunications. Internet, Intranet, Extranet and e-Commerce strategy and implementation expertise as an e. Business service line leader with Deloitte & Touche. PC, Local and Wide Area Networking experience as the founder/president of HEL INC. (Integration, Networking & Connectivity). General Systems Division of IBM, marketing mid-range computer systems in the manufacturing, distribution, hospitality and not-for-profit vertical markets. Mr. Lubert is a nationally recognized speaker who has lectured on e. Business technologies, Web Content Management and Community Solutions, e. Business integration, The Financial and Human Capital Issues of e. Business.

In February 2003 the Company announced that they had successfully concluded an offering of 8%, three year, convertible debentures raising $2.5 million dollars for working capital purposes.

In March 2003 the Company announced that it had entered into a strategic alliance agreement with Choice Hotels International (NYSE:CHH), one of the largest hotel franchise companies in the world with more than 3,500 hotels, inns, all-suite hotels and resorts open and under development in 46 countries under the Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Rodeway Inn, EconoLodge and MainStay Suites brand names. The Choice Hotels-Telkonet agreement is an initial two-year contract, wherein Telkonet will become a Choice Endorsed Vendor offering Telkonet's "PlugPlusInternet" high-speed Internet access service to Choice Hotels U.S. franchisees. Telkonet and Choice Hotels will undertake cooperative efforts for the marketing, advertising and promotion of Telkonet's Internet access solution to their franchisees prior to and through the Choice Hotels national convention, May 7-9 in Orlando, Florida. Choice Hotel franchisees that take advantage of Telkonet's "Early Adopter Program" will receive a discount by scheduling prior to or at the national convention.

Telkonet Communications, Inc. is now at a point in the Company's business development cycle where the system requirements and hardware have been developed, customer feedback is highly positive, markets and marketing strategies have been identified and management has put in place a sales and marketing organization to leverage its core strengths for maximum impact. Products for the hospitality market are scheduled for installation in May 2003. The Company has applied for patents that cover its unique technology, and has utilized the recently announced advancements in transmission speeds to build its next generation of products that will be launched into the hospitality market. The Company continues to identify, design and develop enhancements to its core technologies that will provide additional functionality, diversification of application and desirability for current and future users. It is the intent of the Company to protect this Intellectual Property by filing additional Patent applications.

The majority of data network systems in place today are comprised of wired network connections requiring high construction costs and disruption of the workplace, or complex wireless networks, which have coverage and security issues. As the Internet becomes more and more critical to business operations, newly manufactured PC's and laptop computers are configured with high-speed Internet connections and the consumer demand for higher access speeds will fuel the need for more effective broadband solutions.

In many situations the Telkonet PlugPlusInternet family of Internet access products can be implemented more quickly and less expensively than installing dedicated wiring or wireless systems offering a viable and cost effective alternative to the challenges of wired and wireless LANs.

The Telkonet solution consists of two parts-the PlugPlusInternet Gateway and the PlugPlusInternet Modem. The Gateway is a modular, self-contained unit that accepts data from an existing network on one port and distributes it via the second. The most common configuration of the gateway is 10BaseT Ethernet (ETH) on one side and power line carrier (PLC) on the other. The intelligent backbone of the Gateway is a fast communications processor running a series of proprietary applications under Linux. Other useful configurations of the Gateway are PLC-PLC to bridge data around a physical block to the signal (e.g. from old to new sections of a building that do not share common wiring). Another useful configuration is PLC to wireless access point (WAP) to provide immediate line-of-sight wireless access in a large office. The PLC signal generated by the Gateway can be directly coupled into low voltage wiring via the power cord of the Gateway itself.

In addition, the PLC signal may be routed to a remote injection point via an inexpensive coaxial cable. This allows the Telkonet solution to couple into the medium voltage and multi-phase environments found in commercial buildings. A suite of software applications running on the Gateway can be roughly classified as performing communications functions or system management functions. As an example of the supported management functions, the gateway provides for remote management of the network via a Telnet (command line) interface and remote updating of its own firmware. The gateway is optimized to network with dozens of

PlugPlusInternet Modems and provides scalable, robust solution for the commercial market. The PlugPlusInternet Modem is a small, self-contained unit with a standard 110V plug on one side and an Ethernet RJ-45 connector on the other. This intelligent Modem in conjunction with the gateway provides the enhanced communications and management functions required by enterprise customers.

The current generation of the Telkonet PlugPlusInternet system delivers data at speeds in excess of 7 Mega bits per second (Mbps), with burst speeds of 12.6 Mbps. The Telkonet PlugPlusInternet system is installed by connecting the incoming broadband signal (DSL, TL, Satellite, and Cable Modem) into the Gateway and then connecting the Gateway to the to the buildings electrical panel, which distributes the high-speed Internet signal throughout the entire existing network of electrical wires within the building. The user accesses the high-speed Internet signal by plugging the PlugPlusInternet Modem into any electrical outlet and then plugging their computer Ethernet connection into the Modem. Many PCs, each equipped with one Telkonet PlugPlusInternet Modem, can communicate with one another and can share a single broadband resource via the Telkonet PlugPlusInternet Gateway.

The Telkonet solution interfaces to the backbone of the Internet by taking the signal from any of these broadband sources and, through the Telkonet PlugPlusInternet Gateway, distributes access to the Internet to the ultimate user over the existing electrical wiring in the building. With the Gateway in place, access is achieved by plugging the user's Telkonet PlugPlusInternet Modem into the nearest standard electrical outlet. Any existing electrical outlet in the structure can provide immediate access to the Internet via a Telkonet PlugPlusInternet Modem. Moving the location of a PC, server, or printer is accomplished by simply moving the PlugPlusInternet Modem to another electrical outlet. No additional wiring is required and changes can be made quickly and easily.

BUSINESS DEVELOPMENT
--------------------

Telkonet's focus is on high-speed Internet distribution over the existing electrical wiring for the commercial, hospitality and multi-dwelling markets. Telkonet has designed and constructed their powerline communication products to provide high-speed Internet access to office buildings, hotels, schools, shopping malls, commercial buildings, and multi-dwelling units. The Company believes that through extensive research and development, it has refined a business model that will provide marketable Internet services across a wide spectrum of commercial and business end users.

The demand for broadband Internet access from the business traveler and multi-dwelling market continues to grow. There are an ever-increasing number of consumers and small businesses with multiple PC's. These factors continue to create a very strong need for residential and in-building networks. According to industry analysts, the market for home and building networks will represent a $26 Billion market worldwide for the next 4 years.

MARKETING STRATEGY
------------------

Management has focused on the commercial sector, initially targeting the hospitality markets with a direct Sales effort (at the regional and national level). The multi-unit dwelling, government, and international markets will follow, accessed through network administrator and systems administrator partners (incorporating the system as a high value added offering to existing customers). These markets have rapidly growing demand for broadband and are now primarily served by wired and wireless technologies, which are costly to install and have significant ongoing costs.

Target markets for Telkonet include office buildings, hotels, schools, shopping malls, commercial buildings, and multi-dwelling units, government facilities, and any other commercial facilities that have a need for Internet access and network connectivity. Telkonet will continue to examine, select and approach entities with existing distribution channels that will be enhanced by the Company's offerings. Several DSL, fiber and satellite access providers have indicated interest in Telkonet's solutions. Our products will allow them to reach whole new classes of users, enhance their product offerings, and ultimately provide a vehicle for incremental revenue.

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

KEY TELKONET ADVANTAGES:
------------------------

No special cabling or expensive wiring required for hotels, office buildings or multi-dwelling residential complexes to provide Internet connection. The Telkonet PlugPlusInternet family of commercial products provides excellent connectivity over the existing electrical wiring and does not require the costly installation of additional wiring, or major disruption of business activity. In many situations the PlugPlusInternet system can be implemented quicker and less expensively than adding dedicated wiring or installing a wireless system offering a viable and cost effective alternative to the challenges of wired and wireless LANs.

Competition
-----------

Several established networking vendors, including Linksys and Netgear, have planned and/or announced Powerline Communications products that are compliant with the HomePlug Alliance. Both Linksys and Netgear are focused on products for the home and residential marketplace. Telkonet finds potential competitors to actually be complementary in nature and a validation of the viability of the powerline communications market overall. While these companies may choose to move into the commercial market at a future date, at this time they do not represent a direct threat to Telkonet. Telkonet is specifically focused on the needs of the commercial customer where issues like security, support for greater distances, a larger number of users, and enhanced network management preclude the use of a product developed to suit the home market.

Employees
---------

Currently, the Company has 14 full time employees. Additional key staff is planned in the areas of business development, sales and marketing, and engineering.

Government Regulations
----------------------

The rules of the Federal Communications Commission ("FCC") permit the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements. An independent, FCC-certified testing lab has verified that Telkonet's gateway PLC device complies with the FCC technical requirements for Class A digital devices. No further testing of this device is required; the device may be manufactured and marketed for commercial use. Additional devices designed by Telkonet for commercial and residential use are subject to the FCC rules for unlicensed digital devices. Unlicensed digital devices for sale to the general public, without restriction, must meet the FCC's technical requirements for Class B devices, and must be verified for compliance by an independent FCC-certified testing lab.

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

Customers
---------

The Company is neither limited to nor reliant upon a single or narrowly segmented consumer base from which to derive its revenues. As a result of the Company's market research, customers will be developed from within four strategic markets, which includes: hospitality, multi-dwelling, Government, and International markets.

ITEM 2.  PROPERTIES

The Company currently leases office space at 902A Commerce Drive, Annapolis, MD 21401, which occupies approximately 3,000 square feet of designated office space, designed to provide short term/temporary accommodation solution to emerging and growing businesses. The facility allows businesses to lease spaces on a short-term or project basis. These office quarters are adequate for the immediate short term. The Company anticipates the need for additional office space in conjunction with the projected personnel requirements in the business plan. The Company's principal executive offices are located at: 435 Devon Park Drive, Building 500 Wayne, Pennsylvania 19087.

         (a)      Real Estate- None

         (b)      Computer and Office Equipment- $75,000

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies consisted of the annual election of Directors and the appointment of independent accountants at the annual shareholders meeting held on Friday July 29, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a) The Company's Common Shares are currently quoted on NASDAQ -Over The Counter Bulletin Board market under the ticker symbol (OTCBB:"TLKO").

(b) As of December 31, 2002, the Company had approximately 208 shareholders of record of the common stock.

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

Plan of Operation
-----------------

The Company is still in the development stage and is yet to generate revenues from operations. The Company may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of the Internet and power line communication technologies as a medium for customers requiring high-speed Internet access utilizing the Company's products, the Company's ability to acquire and deliver high quality products at a price lower than currently available to consumers, the Company's ability to obtain additional financing in a timely manner and on terms favorable to the Company, the Company's ability to successfully attract customers at a steady rate and maintain customer satisfaction, Company promotions, branding and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of the Company's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by the Company, the number of returns experienced by the Company, and general economic conditions specific to the Internet, power-line communications, and the communications industry.

Revenues
--------

Telkonet is transitioning from a development stage company to that of an active growth and acquisition stage company. Initial hospitality market revenues are projected to commence in the second quarter 2003 primarily driven by the recent Strategic Alliance Agreement with Choice Hotels International wherein Telkonet became a Choice Endorsed Vendor thereby offering its high-speed Internet access solution to Choices 3,500 U.S. hotel franchisees.

Costs and expenses
------------------

From its inception on November 3, 1999 through December 31, 2002, the Company has not generated any revenues. The Company has incurred total costs and expenses of $6,458,676 during this period. These expenses were associated principally with compensation to employees, product development costs, amortization of debt discount costs related to the Company's convertible debentures, and issuance of equity-based compensation to non-employees in exchange for consulting services and financing.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2002, the Registrant had a deficiency in working capital of $894,403. To date the Company has no operating revenues, has incurred expenses, and has sustained losses from operating activities. As a result of the Company's operating losses from its inception through December 31, 2002, the Registrant generated a cash flow deficit of $4,100,225 from operating activities. Cash flows used in investing activities was $112,502 during the period November 3, 1999 through December 31, 2002. The Company met its cash requirements during this period through the private placement of $1,751,224 of the Company's common stock, loan proceeds (net of repayments) of $440,330 from banks and shareholders, and $2,040,000 proceeds (net of financing fess) from issuance of convertible debentures.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. Such financing may be upon terms that are dilutive or potentially dilutive to our shareholders. The Company is presently seeking financing in the form of debt or equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse affect on our business, results of operations, liquidity and financial condition.

The independent auditors report on the Company's December 31, 2002 financial statements included in this Form states that the Company's recurring losses raise substantial doubt about the Company's ability to continue as a going concern.

Product Research and Development
--------------------------------

Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for the period November 3, 1999 (date of inception) through December 31, 2002 were $520,278.We anticipate continuing to incur approximately $500,000 in research and development expenditures in connection with the development of Telkonet PlugPlusInternet system the Telkonet PlugPlusInternet Gateway and the Telkonet PlugPlusInternet Modem.

These projected expenditures are dependent upon our generating revenues and obtaining sources of financing in excess of our existing capital resources. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of research and development during the next twelve months.

Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months The Company does not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in the day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

Number of Employees
-------------------

As of March 26, 2003, the Company had fourteen (14) full time employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees. The Company anticipates increasing its employment base to meet the needs outlined in the business plan.

As the Company continues to expand, the Company will incur additional costs for personnel. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing in excess of our existing capital resources. There are no assurances the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Limited Operating History; Anticipated Losses; Uncertainly of Future Results.
-----------------------------------------------------------------------------

Telkonet has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving distribution methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will continue to incur costs to develop, introduce and enhance its interactive website, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their first product suite, and other product candidates. The Company expects negative cash flow from operations to continue for the next 12 months as it continues to develop and market its business. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

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

Limited Public Market, Possible Volatility of Share Price
---------------------------------------------------------

The Company's Common Stock is currently quoted on the NASDAQ - (OTCBB: "TLKO") As of December 31, 2002, there were 15,721,131 shares of Common Stock outstanding. As of March 26, 2003 there were 15,721,131 outstanding shares as referenced in Item# 12.

Telkonet Communications, Inc. is a wholly owned subsidiary of Telkonet. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material adverse effect on the volatility of the Company's stock price.

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

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

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

The Company will be incurring additional costs to further develop and market its powerline communications solutions, and to build an administrative organization. There can be no assurance that the Company will be profitable on a quarterly or annual basis. In addition, as the Company expands its business network and marketing operations it will likely need to increase its operating expenses, broaden its sales and customer support capabilities, and increase its administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

It is possible that revenues from the Company's operations may not be sufficient to finance its initial operating cost to reach breakeven. If this were to occur, the Company would need to raise or find additional capital. While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. Such financing may be upon terms that are dilutive or potentially dilutive to our shareholders. The Company is presently seeking financing in the form of debt or equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required. While the Company expects to be able to meet its financial obligations for approximately the next twelve months, there is no assurance that, after such period, the Company will be operating profitably. If they are not, there can be no assurance that any required capital would be obtained on terms favorable to the Company. Failure to obtain adequate additional capital on favorable terms could result in significant delays in the expansion of new services and market share and could even result in the substantial curtailment of existing operations and services to clients, and have a material adverse affect on our business, results of operations, liquidity and financial condition.

UNPREDICTABILITY OF FUTURE REVENUES: POTENTIAL FLUCTUATIONS IN QUARTERLY
RESULTS.

As a result of the Company's lack of operating history and the emerging nature of the commercial powerline communications market in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment/operating plans and estimates of future revenue and are to a large extent based on the Company's own estimates. Sales and operating results generally depend on the volume of, timing of, and ability to obtain customers, orders for services received, and revenues there from generated. These are, by their nature, difficult at best to forecast.

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

DEVELOPING MARKET: ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE JUST NOW BEING PROVEN.

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

COMPETITION

The powerline communications solutions market in which the Company will operate is very competitive. Many competitors have substantially greater, financial, technical, marketing, and distribution resources than the Company.

In all its markets, the Company competes against a large number of companies of varying sizes and resources. There are an increasing number of competitive services and products offered by a growing number of companies. Increased competition in any service or product area may result in a loss of a client, reduction in sales revenue, or additional price competition, any of which could have a material adverse effect on the Company's operating results. In addition, existing competitors may continue to broaden their service and/or product lines and other potential competitors may enter or increase their presence in the powerline communications solutions market, resulting in greater competition for the Company.

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

RISKS OF TECHNOLOGY TRENDS AND EVOLVING IINDUSTRY STANDARDS

The Company's success will depend on its ability to develop Information Technology solutions that will meet customers' changing requirements. The powerline communications solutions industry is characterized by rapidly changing technology, evolving industry standards, and changes in customer need and frequent new service and product introductions. The Company's future success will depend, in part, on its ability to effectively use leading edge technologies, to continue to develop its technological expertise, to enhance its current service, to develop new products that meet changing customer preferences and to influence and respond to merging industry standards and other technological changes on a timely and cost-effective basis.

DEPENDENCE OF LICENSED TECHNOLOGY

The Company may rely on certain technology licensed from third parties, and there can be no assurance that these third party technology licenses will be available to the Company on acceptable commercial terms or at all.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-30 are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   Directors and Officers

The following table furnishes the information concerning the Company's directors and officers as of March 26, 2003. The directors of the Company are elected every year and serve until their successors are elected and qualify.

           Name              Age                   Title                   Term
           ----              ---                   -----                   ----
     Ronald W. Pickett        55           President & Director           1 year
     Howard Lubert            54           CEO                            1 year
     Robert P. Crabb          55           Secretary                      1 year
     E. Barry Smith           52           CFO                            1 year
     Stephen Sadle            56           COO & Director                 1 year
     James Landry             49           VP Engineering                 1 year
     Ben Tuorto               47           VP US Sales                    1 year
     Warren V. Musser         76           Chairman of the Board          1 year
     Hugo DeCesaris           43           Director                       1 year
     David Grimes             63           Director                       1 year

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

           Name                        Title                         Time
           ----                        -----                         ----
     Ronald W. Pickett            President & Director               100%
     Howard Lubert                CEO                                100%
     Robert P. Crabb              Secretary                          100%
     E. Barry Smith               CFO                                100%
     Stephen Sadle                COO & Director                     100%
     James Landry                 VP Engineering                     100%
     Ben Tuorto                   VP US Sales                        100%
     Warren V. Musser             Chairman of the Board              Director
     Hugo DeCesaris               Director                           Director
     David Grimes                 Director                           Director

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

(b) Identification of Certain Significant Employees- The directors and executive officers of the Company handle strategic matters and critical decisions.

(c)   Family Relationships- None

(d)   Business Experience

EXECUTIVE MANAGEMENT TEAM

Telkonet's management team consists of successful individuals with diverse backgrounds in both the public and private sectors encompassing over a century of experience with such well-known public companies and governmental agencies as General Dynamics, Data General, 3Com, US Robotics, Penril Datacomm, CompuCom Systems, Inc, Nortel Networks, Fujitsu, Digital Equipment Corporation, Deloitte and Touche, Textron, Safeguard Scientifics, IBM and NASA. These seasoned professionals possess significant industry and customer knowledge with an extensive network of contacts within the powerline and data networking industry and a proven record of success in start-up ventures that required developing and selling networking solutions into the commercial market.

RONALD W. PICKETT-PRESIDENT & DIRECTOR

Mr. Pickett fostered the development of Telkonet since 1999 as the Company's principle investor and Co-Founder of the Company. He was the Founder, Chairman of the Board and President of Medical Advisory Systems, Inc., which is now the Digital Angel Corporation- AMEX: "DOC". A graduate of Gordon College, Mr. Pickett has engaged in various entrepreneurial activities for 35 years.

HOWARD LUBERT - CHIEF EXECUTIVE OFFICER

Mr. Lubert brings to Telkonet over three decades of diversified expertise, which includes technical due diligence and business acceleration services for Safeguard Scientifics in Infrastructure, Internet/e-Business and Telecommunications. Internet, Intranet, Extranet and e-Commerce strategy and implementation expertise as an e. Business service line leader with Deloitte and Touche. PC, Local and Wide Area Networking experience as the founder/president of HEL INC. (Integration, Networking & Connectivity), General Systems Division of IBM marketing mid-range computer systems in the manufacturing, distribution, hospitality and not-for-profit vertical markets. Mr. Lubert is a nationally recognized speaker who has lectured on e. Business technologies, Web Content Management and Community Solutions, e. Business integration, The Financial and Human Capital Issues of e. Business

E. BARRY SMITH - CHIEF FINANCIAL OFFICER

Mr. Smith is a CPA and senior financial executive with diversified experience in both public and private companies. Mr. Smith's background includes big-four Public accounting experience with the firm of Deloitte & Touche. Senior Financial Partner and over 15 years executive management experience with Safeguard Scientifics, Inc. and their partner companies including: ThinAirApps, Inc.-(Wireless Application Provider-sold to Palm, Inc.), Interactive Marketing Venture -(Database Marketing) and Tangram Enterprise Solutions- (Software/Hardware for PC/LAN Mainframe Connectivity and Enterprise Software Management). Mr. Smith's experience also includes, Vice President of Finance & Administration for US Golf Management- (Public/Private Golf Course & Restaurant Management, Vice President of Finance for International Communications Research- (Market Research & Database Services) and Treasurer for The Chilton Company- (Publishing).

STEPHEN L. SADLE - CHIEF OPERATING OFFICER AND DIRECTOR & CO-FOUNDER

Mr. Sadle was previously employed as Senior Vice President and General Sales Manager of Internos; a provider of Web based vertical extranet applications and has developed operating extranets in the construction and transportation industries. For 15 years prior, Sadle was Vice President of Business Development and Sales for the Driggs Corporation, a major heavy and infrastructure contracting firm interfacing with government and the private sectors. Also, he was president and founder of a successful construction company and was awarded Small Businessman of the Year Award for the Washington Metropolitan Area. Mr. Sadle brings significant management, contracting and entrepreneurial skills to the company.

JAMES F. LANDRY - VICE PRESIDENT OF ENGINEERING

Mr. Landry has over 18 years experience in developing communications hardware for the enterprise/carrier market with 3Com, US Robotics, Penril Datacomm and Data General. While at 3Com/US Robotics, he was singularly responsible for the development of the entire xDSL product line as well as a number of modems and interface cards. At Penril, he served as the product development leader for the Series 1544 multiplexer/channel bank and at Data General he was technical leader of system integration for ISDN WAN. Mr. Landry brings a wealth of practical design leadership and a solid history of delivering products to the marketplace. He holds four US patents.

ROBERT P. CRABB - SECRETARY

Mr. Crabb has over 35 years of sales, marketing and corporate management experience including 15 years with the Metropolitan Life Insurance Company. His entrepreneurial expertise also includes public company administration, financial consulting and commercial/residential real estate development. Mr. Crabb oversees the Company's public company administration and corporate governance, is a former Director of Telkonet and has been involved with the Company since 1999.

BEN TUORTO - VICE PRESIDENT OF CHANNEL SALES

Mr. Tuorto has over 26 years of industry experience in sales with industry lead networking manufacturers for systems integration, networking, business development and customer service. Mr. Tuorto has developed and implemented numerous successful sales programs and his varied background provides him with a solid understanding of the different channel distribution models that Telkonet will deploy as the company grows. Mr. Tuorto has held strategic sales positions with industry leaders including Nortel Networks, Fujitsu, Digital Equipment

Corporation and has participated in several high tech startups. Mr. Tuorto will be responsible for building upon and establishing relationships with business partners and distribution channels, including systems integrators and value added resellers.

JOHN I. VASILJ - VICE PRESIDENT OF US GOVT. & INTERNATIONAL BUSINESS DEVELOPMENT

Mr. Vasilj is a Partner with the Lloyd Group, an international business-consulting firm offering commercial and government client's strategic guidance and support with the growing U.S. state, federal, and military marketplaces. In this role, Mr. Vasilj is responsible for helping clients create and manage business relationships between U.S. and international firms and their respective government and military counterparts. Mr. Vasilj served the Foreign Service of the Republic of Croatia. As a founding member of Croatia's first diplomatic mission to the U.S, expanding bilateral commercial, diplomatic, and political relations. He also served as Chief of Staff and Press Secretary at the Croatian Embassy in Washington, D.C., where he developed and implemented initiatives aimed at supporting the country's international policy objectives relative to the U.S. Administration, Congress, and the armed services. Mr. Vasilj worked closely with the international community to implement policies dedicated to securing peace and prosperity in Croatia. Mr. Vasilj had represented the Government at the local, national and international levels, including a number of U.S. Presidential Trade and Development Missions to Bosnia and Herzegovina and Croatia, the Dayton Peace Accords, and the United Nations General Assembly.

DAVID W. GRIMES, Director is a co-founder of the company. From 1963-1982 Grimes was the Senior Executive with NASA for the Delta Program, heading the $200 Million per annum program. From 1982-1989 he was Founder and CEO of Transpace Carriers Inc., a venture to commercialize the delta launch vehicle. From 1989-1992 he was the Engineering Division Director at EER Inc., of Seabrook Maryland with responsibility for over 100 engineers and technicians on electrical mechanical and thermal tasks for Goddard Space Flight Center. From 1992-1999, Chief Engineer for Final Analysis, Inc. and led the design and development of the Low Earth Orbit constellation of 38 satellites for use in global store and forward communications. Grimes is a recognized expert in space and ground communications systems and brings this expertise to bear on the implementation of the hybrid telephony and high speed Internet technology. David Grimes is retired from daily business of the Company; however he maintains an active interest in the Company through a consulting relationship.

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

(a) Compensation.

The following table sets forth all compensation actually paid or accrued by the Company for services rendered to the Company for the years ended December 31, 2000, 2001 and 2002 to the Company's Chief Executive Officer or others who earned a salary greater than $100,000 annually for any of the periods:

                                              SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                                     Annual Compensation                             Long Term Compensation
                                                     -------------------                             ----------------------
                  (a)                      (b)         (c)           (d)          (e)          (f)            (g)            (h)
      Name and Principal Position          Year       Salary        Bonus        Other      Restricted     Underlying       LTIP or
                                                       ($)         Annual        Awards       Stock          /Option         other
                                                                 Compensation                               Securities
                                                                     ($)
L. Peter Larson                          2000          76,747            -            -      1,505,285       200,000             -
                                         2001         160,484            -            -      1,505,285       200,000             -
                                         2002           4,000            -            -      1,505,285     1,000,000             -
David Grimes                             2000          60,918            -            -      4,971,918       200,000             -
                                         2001          57,041            -            -      4,971,918       200,000             -
                                         2002               -            -            -      1,298,000             -             -
Robert Crabb                             2000               -            -            -              -             -             -
                                         2001               -            -            -              -             -             -
                                         2002           8,500            -            -              -             -             -
Stephen L. Sadle                         2000          78,270            -            -      5,722,695       200,000             -
                                         2001         160,484            -            -      5,722,695       200,000             -
                                         2002         130,000            -            -      3,721,600             -             -
Greg Fowler                              2002         114,000            -            -              -       200,000             -
Jim Landry                               2001          29,000            -            -              -       125,000             -
                                         2002         116,000            -            -              -       225,000             -
Ben Tuorto                               2002          49,327            -            -              -       225,000             -

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   a) BENEFICIAL OWNERS OF FIVE PERCENT (5%) OR GREATER, OF THE COMPANY'S COMMON STOCK: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 15,721,131 shares outstanding at December 31, 2002.

  ALL 5% OWNERS SUPPLEMENTAL BENEFICIAL OWNERSHIP TABLE AS OF DECEMBER 31, 2002
  -----------------------------------------------------------------------------

                       Name and Address of             Amount of
  Title of Class        Beneficial Owner           Beneficial Interest     Percent of Class
  --------------        ----------------           -------------------     ----------------
Common                  David Grimes,                  1,298,000                  7.6 %
                        Crownsville MD
Common                  Stephen Sadle,                 3,721,600                 21.9 %
                        Crownsville, MD
Common                  L. Peter Larson,               2,505,285                 14.7 %
                        Annapolis, MD




Common                  Ron Pickett,                   2,658,964                 15.7 %
                        Wilmington, NC
Common                  Jenson and Associates          1,980,000                 11.7 %
                        Salt Lake City, Utah
Common                  Hugo DeCesaris                 1,375,000                  8.1 %
                        Annapolis, MD

   ALL 5% OWNERS SUPPLEMENTAL BENEFICIAL OWNERSHIP TABLE AS OF MARCH 26, 2002
   --------------------------------------------------------------------------

Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 15,721,131

                       Name and Address of             Amount of
  Title of Class        Beneficial Owner           Beneficial Interest     Percent of Class
  --------------        ----------------           -------------------     ----------------
Common                  David Grimes,                  2,198,000                  9.7 %
                        Crownsville MD
Common                  Stephen Sadle,                 4,621,600                 20.3 %
                        Crownsville, MD
Common                  L. Peter Larson,               2,505,285                 11.0 %
                        Annapolis, MD
                        Warren V. Musser               2,000,000                  8.8 %
Common                  Ron Pickett,                   2,658,964                 11.7 %
                        Wilmington, NC
Common                  Jenson and Associates,         1,980,000                  8.7 %
                        Salt Lake City , Utah
Common                  Hugo DeCesaris                 1,375,000                  6.0 %
                        Annapolis, MD

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group.

   OFFICERS AND DIRECTORS SUPPLEMENTAL BENEFICIAL OWNERSHIP TABLE AS OF DECEMBER 31, 2002
   --------------------------------------------------------------------------------------
                       Name and Address of             Amount of
  Title of Class        Beneficial Owner           Beneficial Interest     Percent of Class
  --------------        ----------------           -------------------     ----------------
Common                  Ron Pickett, President         2,658,964                 15.7 %
                        Wilmington, NC
Common                  Howard Lubert, CEO                     0                    0
                        West Chester, PA
Common                  E. Barry Smith, CFO                    0                    0
                        West Chester, PA
Common                  Stephen Sadle, COO             3,721,600                 21.9 %
                        Crownsville, MD
Common                  Robert Crabb, Secy.                    0                    0
                        Rising Sun, MD
Common                  James Landry, VP Eng.            225,000                  1.3 %
                        Germantown, MD.
Common                  Ben Tuorto, VP Sales             225,000                  1.3 %
                        Cary, NC




Common                  David Grimes, Director         1,298,000                  7.6 %
                        Crownsville, MD
Common                  Hugo DeCesaris- Director                                  8.1 %
                        Annapolis, MD                  1,375,000

Common                  Warren V. Musser, Chairman             0                    0
                        Villanova, PA
All directors and
executive officers as
a group (6 persons in group)                          9,503,564                  55.9 %

    OFFICERS AND DIRECTORS SUPPLEMENTAL BENEFICIAL OWNERSHIP TABLE AS OF MARCH 26, 2002
    -----------------------------------------------------------------------------------
                       Name and Address of             Amount of
  Title of Class        Beneficial Owner           Beneficial Interest     Percent of Class
  --------------        ----------------           -------------------     ----------------
Common                  Ron Pickett, President          2,658,964               11.7 %
                        Wilmington, NC
Common                  Howard Lubert, CEO              1,000,000                4.4 %
                        West Chester, PA
Common                  E. Barry Smith, CFO               350,000                1.5 %
                        West Chester, PA
Common                  Stephen Sadle, COO              4,621,600               20.3 %
                        Crownsville, MD
Common                  Robert Crabb, Secy.               500,000                2.2 %
                        Rising Sun, MD
Common                  James Landry, VP Eng.             350,000                1.5 %
                        Germantown, MD.
Common                  Ben Tuorto, VP Sales              225,000                1.0 %
                        Cary, NC
Common                  David Grimes, Director          2,198,000                9.7 %
                        Crownsville, MD
Common                  Hugo DeCesaris- Director        1,375,000                6.0 %
                        Annapolis, MD
Common                  Warren V. Musser, Chairman      2,000,000                8.8 %
                        Villanova, PA
All directors and
executive officers as
a group (10 persons in group)                          15,278,564               63.5 %

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A company officer has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the officer at December 31, 2002 was $4,830.

Significant shareholders of the Company have advanced funds to the Company for working capital purposes. The amount of the advances at December 31, 2002 and 2001 is $125,500 and $7,500, respectively. No formal repayment terms or arrangements exist.

For the year ended December 31, 2002 and 2001, the Company entered into several convertible debentures with sophisticated investors in the aggregate principal amount of $2,162,000, of which $340,000 was with members of the board directors, officers, and shareholders.

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

Exhibit
Number            Description of Document
------            -----------------------

3.1 (a)           Articles of Incorporation of the Registrant
3.2 (a)           By-laws of the Registrant
4.1               Agreement of Convertible Debenture and Warrants
4.2               Agreement of Series B Convertible Debenture and Warrants
10.1              Telkonet, Inc. Stock Option Plan (filed herewith)
10.2              2001 Debenture and Warrant (filed herewith)
10.3              2002 Debenture and Warrant (filed herewith)
23.1              Consent of Independent Accounts (file herewith)
99.1              Certification of Ronald W. Pickett Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2              Certification of Stephen Sadle Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002 (filed herewith).

_________________

(a) Incorporated by reference herein from Exhibits to the Registrant's Form 8-K dated August 30, 2000

(b) The Company filed the following reports on Form 8-K during the reporting period.

January 16, 2002 -   Telkonet Founders Re-align Capital.
December 20, 2002 -  Board of Directors elect Mr. Ronald W. Pickett as Chairman of Board, President and interim CEO. J. Gregory Fowler re
                     Telkonet finds potential competitors to actually be complementary in nature and a validation of the viability of the powerline communications market overall. resigned as the President & CEO and from the Board of Directors.

ITEM 14.  CONTROLS AND PROCEDURES

The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by Telkonet, Inc. in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the date of this annual report, under the supervision and with the participation of Telkonet, Inc.'s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the date of such evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Telkonet, Inc.'s periodic SEC filings.

There have been no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Date:  March 26, 2003                          Telkonet, Inc.


                                               /s/ Ronald W. Pickett, President
                                               --------------------------------
                                               Ronald W. Pickett, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                                  Position                                 Date
          ----                                  --------                                 ----
/s/ Warren V. Musser                     Chairman of the Board                  Supplemental Beneficial
------------------------------                                                   Ownership Table as of
Warren V. Musser                                                                    March 26, 2002
                                                                                    --------------
/s/ Ronald W. Pickett
------------------------------
Ronald W.  Pickett                       President                              March 26, 2003

/s/ Stephen Sadle
------------------------------
Stephen Sadle                            Chief Operating Officer                March 26, 2003

/s/ Hugo DeCesaris
------------------------------
Hugo DeCesaris                           Director                               March 26, 2003

/s/ David Grimes
------------------------------
David Grimes                             Director                               March 26, 2003 Telkonet finds
                                                                                potential competitors to actually be
                                                                                complementary in nature and a
                                                                                validation of the viability of the
                                                                                powerline communications market
                                                                                overall.

                                 CERTIFICATIONS

I, Ronald W. Pickett, certify that:

1.   I have reviewed this quarterly report on Form 10-KSB of Telkonet, Inc.

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


Date: March 26, 2003


                                        /s/ Ronald W. Pickett
                                        ------------------------------
                                            Ronald W. Pickett
                                               President


                                 CERTIFICATIONS

I, Steve Sadle, certify that:

1.   I have reviewed this quarterly report on Form 10-KSB of Telkonet, Inc.

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


Date: March 26, 2003


                                        /s/ Steve Sadle
                                        ------------------------------
                                            Steve Sadle
                                            Chief Operating Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2002 AND 2001



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                                 TELKONET, INC.

                                                   TELKONET, INC.

                                           INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------------

Report of Independent Certified Public Accountants                                                             F-3
Consolidated Balance Sheets at December 31, 2002 and 2001                                                      F-4
Consolidated Statements of Losses for the Years ended December 31, 2002 and 2001 and for
  the Period November 3, 1999 (Date of Inception) Through December 31, 2002                                    F-5
Consolidated Statements of Deficiency in Stockholders' Equity for the Period November 3,
  1999 (Date of Inception) Through December 31, 2002                                                     F-6 - F-8
Consolidated Statements of Cash Flows for the Years ended December 31, 2002 and 2001 and
  for the Period November 3, 1999 (Date of Inception) through December 31, 2002                          F-9 - F10
Notes to Consolidated Financial Statements                                                             F-11 - F-30


                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
Telkonet, Inc.
Annapolis, MD

         We have audited the accompanying consolidated balance sheets of Telkonet, Inc. and its wholly-owned subsidiary (the "Company"), a development stage company, as of December 31, 2002 and 2001 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001 and for the period November 3, 1999 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. and its wholly-owned subsidiary as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the two years then ended, and from November 3, 1999 (date of inception), to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

         As discussed in Note L, the Company restated its Consolidated Balance Sheet as of December 31, 2001 , and the related Statements of Losses, Deficiency in Stockholders' Equity and Cash Flows for the year ended December 31, 2001 and the period November 3, 1999 (date of Inception) to December 31, 2001.

                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
                                        Russell Bedford Stefanou Mirchandani LLP
                                        Certified Public Accountants
McLean, Virginia
February 27, 2003

                                               TELKONET, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED BALANCE SHEETS
                                         DECEMBER 31, 2002 AND 2001

                                                                                          (As Restated - Note L)
                                                                            2002                   2001
                                                                       -------------          -------------
ASSETS
 CURRENT ASSETS:
 Cash and equivalents                                                  $     18,827           $     21,885

 Inventory, net (Note A)                                                     39,790                     --

 Other receivable                                                             1,550                     --

 Prepaid expenses and deposits                                                4,625                     --
                                                                       -------------          -------------
 Total current assets                                                        64,792                 21,885

 PROPERTY AND EQUIPMENT (Note B):

 Furniture and equipment, at cost                                            73,215                 54,950

 Less:  accumulated depreciation                                             35,252                 28,108
                                                                       -------------          -------------
                                                                             37,963                 26,842

 OTHER ASSETS:
 Financing costs, less accumulated amortization of $76,923
and $24,769 at December 31, 2002 and 2001, respectively                     192,600                183,049

 Prepaid expenses and deposits                                                   --                  4,625
                                                                       -------------          -------------
                                                                            192,600                187,674

                                                                       $    295,355           $    236,401
                                                                       =============          =============
 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                 $    518,865           $    116,741

 Notes payable (Note D)                                                     310,000                400,000

 Due to Shareholders (Note C)                                               130,330                  7,500
                                                                       -------------          -------------
 Total current liabilities                                                  959,195                524,241

 Convertible debentures, net of discounts - including
related
 parties (Note E)                                                           862,682                126,200


 COMMITMENTS AND CONTINGENCIES (Note I)                                          --                     --

 DEFICIENCY IN STOCKHOLDERS' EQUITY (Note F)

 Preferred stock,
 par value $.001 per share; 15,000,000 shares authorized;
 none issued and outstanding at December 31, 2002 and 2001                       --                     --
 Common stock, par value $.001 per share; 100,000,000 shares authorized; 15,721,131 and 22,115,371 shares issued and
 outstanding at December 31, 2002 and 2001, respectively                     15,721                 22,115

 Additional paid-in-capital                                               4,916,433              2,244,033

 Accumulated deficit during development stage                            (6,458,676)            (2,680,188)
                                                                       -------------          -------------
 Deficiency in stockholders' equity                                      (1,526,522)              (414,040)
                                                                       -------------          -------------
                                                                       $    295,355           $    236,401
                                                                       =============          =============

                        See accompanying notes to consolidated financial statements

                                              TELKONET, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF LOSSES

                                                                                        For the period from
                                                                                          November 3, 1999
                                                                                        (date of inception)
                                                                                              through
                                                 For the year ended December 31,            December 31,
                                                  2002                   2001                   2002
                                              -------------          -------------          -------------
                                                                (As Restated - Note L)  (As Restated - Note L)
Costs and Expenses:
Research and Development                      $    280,450           $    120,828           $    520,278

Selling, General and Administrative              2,790,819              1,386,222              4,984,078
Impairment of Property and Equipment
(Note B)                                                --                 39,287                 39,287

Depreciation and Amortization                       84,067                 30,797                136,944
                                              -------------          -------------          -------------
Total Operating Expense                          3,155,336              1,577,134              5,680,587


Loss from Operations                            (3,155,336)            (1,577,134)            (5,680,587)


Other Income                                         3,322                  1,257                  4,579

Interest Income (Expense)                         (626,474)              (140,618)              (782,668)

Provision for Income Tax                                --                     --                     --
                                              -------------          -------------          -------------
                                                  (623,152)              (139,361)              (778,089)

Net Loss                                      $ (3,778,488)          $ (1,716,495)          $ (6,458,676)
                                              =============          =============          =============
Loss per common share (basic and
assuming dilution) (Note J)                   $      (0.22)          $      (0.08)          $      (0.40)
                                              =============          =============          =============


Weighted average common shares
outstanding                                     17,119,639             21,974,439             16,050,030


                       See accompanying notes to consolidated financial statements

                                                           TELKONET, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2002

                                                                                                              Deficit
                                                                                                             Accumulated
                                              Preferred                    Common    Additional    Common      During
                                    Preferred   Stock                      Stock      Paid in      Stock     Development
                                     Shares     Amount   Common Shares     Amount     Capital   Subscription    Stage       Total

Net Loss                                 --    $   --             --     $     --     $     --    $   --    $ (33,973)    $ (33,973)
                                    --------   -------    -----------    ---------    ---------   -------   ----------    ----------

Balance at December 31, 1999             --        --             --           --           --        --      (33,973)      (33,973)

Shares issued to founders
January 2000, in exchange
for services and costs
valued at $ 0.60 per share               --        --         19,300          193       11,387        --           --        11,580

Shares issued in June 2000,
for cash in connection with
private placement at $375
per share, net of costs                  --        --          1,735           17      644,219        --           --       644,236

Shares issued in July 2000,
for warrants exercised at a
price of $375 per share                  --        --            190           --       71,250        --           --        71,250

Shares issued in August 2000,
in connection with the merger
of Comstock Coal and Telkonet
Communications, Inc                      --        --     21,775,335       21,775           --        --           --        21,775

August 2000, retirement of
Telkonet Communications, Inc
shares                                   --        --        (21,225)        (210)          --        --           --          (210)
Shares issued in October 2000,
in exchange for warrants
exercised at a price of $1
per share                                --        --         29,145           29       29,115        --           --        29,144

Shares issued in October 2000,
in exchange for warrants
exercised at a price of $0.40
per share                                --        --         10,891           11        4,345        --           --         4,356

Net loss                                 --        --             --           --           --        --     (929,720)     (929,720)
                                    --------   -------    -----------    ---------    ---------   -------   ----------    ----------
 BALANCE AT DECEMBER 31, 2000            --    $   --     21,815,371     $ 21,815     $760,316    $   --    $(963,693)    $(181,562)
                                    ========   =======    ===========    =========    =========   =======   ==========    ==========

                                     See accompanying notes to consolidated financial statements

                                                           TELKONET, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2002

                                                                                                          Deficit
                                                                                                        Accumulated
                                                Preferred              Common    Additional    Common      During
                                      Preferred   Stock     Common     Stock      Paid in      Stock     Development
                                       Shares     Amount    Shares     Amount     Capital   Subscription    Stage        Total
Balance Forward                             --   $   --   21,815,371   $21,815   $  760,316   $   --   $  (963,693)   $  (181,562)

Shares issued in June 2001,
for cash in connection with
a private placement, shares
issued at $.50 a share,
net of costs                                --       --      260,000       260      129,740       --            --        130,000

1,839,378 warrants issued in
June 2001, valued at $0.13 per
warrant, in exchange for services           --       --           --        --      237,035       --            --        237,035

72,668 stock options issued in
June 2001, valued at $ 0.09 per
stock option, in exchange for
services                                    --       --           --        --        6,375       --            --          6,375

245,287 warrants issued in July
2001, valued at $0.08 per warrant,
in exchange for services                    --       --           --        --       18,568       --            --         18,568

36,917 stock options issued in
July 2001, valued at $ 0.08 per
warrant, in exchange for services           --       --           --        --        2,795       --            --          2,795

Shares issued in August 2001, for
cash in connection with a private
placement, shares issued at $.50
a share, net of costs                       --       --       40,000        40       19,960       --            --         20,000

241,000 warrants issued in August
2001, valued at $ 0.39 per warrant
in exchange for financing costs             --       --           --        --       85,818       --            --         85,818

150,000 warrants issued in August
2001, valued at $ 0.16 per warrant,
in exchange for services                    --       --           --        --       23,340       --            --         23,340

36,917 stock options issued in
August 2001, valued at $ 0.06 per
stock option, in exchange for services      --       --           --        --        2,422       --            --          2,422

25,000 warrants issued in September
2001, valued at $0.30 per warrant in
exchange for services                       --       --           --        --        7,380       --            --          7,380

95,000 warrants issued in October
2001, valued at $ 0.21 per warrant,
in exchange for services                    --       --           --        --       19,558       --            --         19,558

25,000 warrants issued in November
2001, valued at $ 0.33 per warrant,
in exchange for services                    --       --           --        --        8,218       --            --          8,218

25,000 warrants issued in December
2001, valued at $ 0.30 per warrant,
in exchange for services                    --       --           --        --        7,380       --            --          7,380

Beneficial conversion feature of
convertible debentures (Note E)             --       --           --        --      837,874       --            --        837,874

Value of warrants attached to
convertible debentures (Note E)             --       --           --        --       77,254       --            --         77,254

Net loss                                    --       --           --        --           --       --    (1,716,495)    (1,716,495)
                                       --------  -------  -----------  --------  -----------  -------  ------------   ------------
BALANCE AT DECEMBER 31, 2001
(AS RESTATED- NOTE L)                       --   $   --   22,115,371   $22,115   $2,244,033   $   --   $(2,680,188)   $  (414,040)
                                       ========  =======  ===========  ========  ===========  =======  ============   ============

                                     See accompanying notes to consolidated financial statements

                                                           TELKONET, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2002

                                                                                                          Deficit
                                                                                                         Accumulated
                                              Preferred             Common    Additional     Common        During
                                    Preferred   Stock    Common     Stock      Paid in        Stock      Development
                                     Shares     Amount   Shares     Amount     Capital     Subscription     Stage          Total

 Balance Forward                         --  $   --   22,115,371   $ 22,115   $ 2,244,033   $        --   $(2,680,188)  $  (414,040)

Shares issued in February 2002,
in exchange for convertible
debentures interest, at $.50
per share                                --      --       43,586         44        21,749            --            --        21,793

Shares issued in March 2002,
to a founder in exchange for
shares canceled                          --      --    5,250,000      5,250        (5,250)           --            --            --


Shares canceled in March 2002
in connection with capital
restructure                              --      --  (13,480,961)   (13,481)       13,481            --            --            --

Shares issued in June 2002,
for warrants exercised at $1.00
per share for services rendered          --      --       47,906         48        47,857            --            --        47,906

Shares issued in June 2002, for
warrants exercised at $.40 per
share for services rendered              --      --       26,443         26        10,551            --            --        10,577

Shares issued in June 2002 to
founders, for options exercised
at $1.00 per share                       --      --    1,000,000      1,000       999,000            --            --     1,000,000

Shares issued in June 2002, for
warrants exercised at $1.0025
per share, for services rendered         --      --       80,039         80        80,158            --            --        80,238

Shares issued in June 2002, for
warrants exercised at $.41, in
connection with original private
placement                                --      --      189,327        189        77,720            --            --        77,910

Shares issued in July 2002, for
warrants exercised at $.40, in
connection with original private
placement                                --      --       41,970         42        16,830            --            --        16,872

Shares issued in July 2002 to
founders, for options exercised
at $1.00 per share                       --      --    1,000,000      1,000       999,000            --            --     1,000,000

Shares issued in August 2002,
for warrants exercised at $.43,
in connection with original
private placement                        --      --      542,500        543       232,459            --            --       233,001

Shares issued in August 2002,
for warrants exercised at $.40,
in connection with original
private placement                        --      --      193,302        193        77,127            --            --        77,320

Shares issued in October 2002,
for warrants exercised at $.40,
in connection with original
private placement                        --      --       77,048         77        30,896            --            --        30,973

Shares issued in October 2002,
for warrants exercised at $0.50
per share in connection with
original private placement               --      --      400,000        400       199,600            --            --       200,000

Common stock subscription                --      --           --         --            --    (1,805,400)           --    (1,805,400)

Return of founders shares in
connection with stock subscription       --      --   (1,805,400)    (1,805)   (1,803,595)    1,805,400            --            --

Stock based compensation for the
issuance of stock options to
consultants in exchange for
services (Note G)                        --      --           --         --       452,459            --            --       452,459

Stock based compensation for the
issuance of warrants to consultants
in exchange for services (Note G)        --      --           --         --       170,330            --            --       170,330

Stock based compensation for the
issuance of warrants to consultants
in exchange for financing costs
(Note G)                                 --      --           --         --        86,474            --            --        86,474

Beneficial conversion feature of
convertible debentures (Note E)          --      --           --         --       840,877            --            --       840,877

Value of warrants attached to
convertible debentures (Note E)          --      --           --         --       124,677            --            --       124,677

Net Loss                                 --      --           --         --            --            --    (3,778,488)   (3,778,488)
                                     ------- -------  -----------  ---------  ------------  ------------  ------------  ------------
 BALANCE AT DECEMBER 31, 2002            --  $   --   15,721,131   $ 15,721   $ 4,916,433   $        --   $(6,458,676)  $(1,526,522)
                                     ======= =======  ===========  =========  ============  ============  ============  ============

                                     See accompanying notes to consolidated financial statements

                                                      TELKONET, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          For the period from
                                                                                                           November 3, 1999
                                                                   For the year Ended December 31,        (date of inception)
                                                                  ---------------------------------       through December 31,
                                                                     2002                  2001                   2002
                                                                     ----                  ----                   ----
                                                                                 (As Restated - Note L)  (As Restated - Note L)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from development stage operations                        $(3,778,488)          $(1,716,495)          $(6,458,676)

Adjustments to reconcile net loss from development
stage operations to cash used for operating activities                     --                    --                    --

Amortization of debt discount - beneficial conversion
feature of convertible debentures (Note E)                            440,646                92,776               533,422

Amortization of debt discount - value of warrants
attached to convertible debentures (Note E)                            39,390                 8,552                47,942

Stock options and warrants issued in exchange for
services (Note G)                                                     622,790               333,072               955,862

Common stock issued in exchange for services rendered
(Note F)                                                              138,722                    --               150,302

Common stock issued in exchange for debenture interest
(Note F)                                                               21,793                    --                21,793

Impairment of property and equipment, net (Note B)                         --                39,287                39,287

Depreciation and amortization                                          84,067                30,797               136,944

Increase (decrease) in:

Other receivable                                                       (1,550)                   --                (1,550)

Inventory                                                             (39,790)                   --               (39,790)

Deposits                                                                   --                    --                (4,625)

Accounts payable and accrued expenses, net                            402,124              (136,846)              518,864
                                                                  ------------          ------------          ------------
NET CASH USED IN OPERATING ACTIVITIES                              (2,070,296)           (1,348,857)           (4,100,225)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures, net                                             (18,265)               (5,208)             (112,502)
                                                                  ------------          ------------          ------------
NET CASH USED IN INVESTING ACTIVITIES                                 (18,265)               (5,208)             (112,502)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock, net of costs                      830,673               150,000             1,751,224

Proceeds from (repayments to) stockholder advances                    122,830                (2,500)              130,330

Proceeds from issuance of convertible debentures, net
of costs                                                            1,222,000               818,000             2,040,000

Repayment of loans                                                    (90,000)                   --               (90,000)

Proceeds from loans                                                        --               400,000               400,000
                                                                  ------------          ------------          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           2,085,503             1,365,500             4,231,554

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                        (3,058)               11,435                18,827

Cash and cash equivalents at the beginning of the period               21,885                10,450                    --
                                                                  ------------          ------------          ------------
Cash and cash equivalents at the end of the period                $    18,827           $    21,885           $    18,827
                                                                  ============          ============          ============

                                See accompanying notes to consolidated financial statements

                                                     TELKONET, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        For the period from
                                                                                                         November 3, 1999
                                                                 For the year Ended December 31,        (date of inception)
                                                                ---------------------------------       through December 31,
                                                                   2002                  2001                   2002
                                                                   ----                  ----                   ----
                                                                               (As Restated - Note L)  (As Restated - Note L)

Supplemental Disclosures of Cash Flow Information:

Cash transactions:

Cash paid during the period for interest                         $    30,885          $    24,965          $    55,850

Income taxes paid                                                         --                   --                   --

Non-cash transactions:

Issuance of warrants and options for services rendered               622,790              333,072              955,862

Common stock issued in exchange for services rendered                138,722                   --              150,302

Common stock issued in exchange for debenture interest                21,793                   --               21,793

Beneficial conversion feature on convertible debentures              840,877              837,874            1,678,751

Value of warrants attached to convertible debentures                 124,677               77,254              201,931

Acquisition:

   Assets acquired                                                        --                   --                    1

   Accumulated deficit                                                    --                   --                2,643

   Liabilities assumed                                                    --                   --               (2,642)
                                                                 ------------         ------------         ------------
                                                                 $        --          $        --          $         1
                                                                 ------------         ------------         ------------

                              See accompanying notes to consolidated financial statements

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation
----------------------------------

Telkonet, Inc. (the "Company"), formerly Comstock Coal Company, Inc., was formed on November 3, 1999 under the laws of the state of Utah. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7") and is seeking to develop, produce and market proprietary equipment enabling the transmission of voice and data over electric utility lines. From its inception through the date of these financial statements, the Company has recognized no revenues and has incurred significant operating expenses.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Telkonet Communications, Inc. Significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Long-Lived Assets
-----------------

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Inventories
-----------

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of Internet applications, routers and related products available for sale to distributors and retailers. Components of inventories as of December 31, 2002 and 2001 are as follows:

                                                       2002               2001
                                                       ----               ----
         Finished Goods                              $ 39,790            $   -

Income Taxes
------------

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Net Loss Per Common Share
-------------------------

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2002 and 2001, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition
-------------------

The Company follows a policy of recognizing revenues as services are rendered or at the time the product is shipped to or picked up by customers.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs during the years ended December 31, 2002 and 2001, and for the period from November 3, 1999 (date of inception) to December 31, 2002.

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2002, 2001, and the period from November 3, 1999 (date of inception) to December 31, 2002 were $280,450, $ 120,828, and $520,278, respectively.

Liquidity
---------

As shown in the accompanying financial statements, the Company has incurred a net loss of $6,458,676 from its inception through December 31, 2002. The Company's current liabilities exceeded its current assets by $894,403 as of December 31, 2002.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at December 31, 2002 and 2001.

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note G):

                                                                                      2002                2001
                                                                                      ----                ----
Net loss - as reported                                                            $ (3,778,488)       $ (1,716,495)
Add: Total stock based employee compensation expense as reported under
intrinsic value method (APB. No. 25)                                                         -                   -
Deduct: Total stock based employee compensation expense as reported under
fair value based method (SFAS No. 123)                                                (210,833)            (81,852)
                                                                                  -------------       -------------
Net loss - Pro Forma                                                              $ (3,989,321)       $ (1,798,347)
Net loss attributable to common stockholders - Pro forma                          $ (3,989,321)       $ (1,798,347)
Basic (and assuming dilution) loss per share - as reported                          $    (0.22)          $   (0.08)
Basic (and assuming dilution) loss per share - Pro forma                            $    (0.23)          $   (0.08)

Segment Information
-------------------

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year (see Note L).

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

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

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE B - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at December 31, 2002 and 2001 consists of the following:

                                                     2002            2001
                                                     ----            ----
     Office Equipment                             $ 58,514        $ 42,005
     Office Fixtures and Furniture                  14,701          12,945
                                                  ---------       ---------
        Total                                       73,215          54,950
     Accumulated Depreciation                      (35,252)        (28,108)
                                                  ---------       ---------
                                                  $ 37,963        $ 26,842
                                                  =========       =========

Depreciation expense included as a charge to income amounted to $7,144, $6,028, and $35,252 for the year ended December 31, 2002, 2001, and from inception to December 31, 2002, respectively.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE B - PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

Impairment of Property and Equipment
------------------------------------

During the year ended December 31, 2001, the Company recorded a charge for for the impairment of certain property and equipment held and used by the Company because the estimated fair value of the assets was less than the carrying value. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates. Based upon the evaluation, the Company recognized an asset impairment loss of $ 39,287 or $ (.00) per share during the year ended December 31, 2001.









NOTE C - RELATED PARTY TRANSACTIONS

A company officer has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the officer at December 31, 2002 was $4,830.

Significant shareholders of the Company have advanced funds to the Company for working capital purposes. The amount of the advances at December 31, 2002 and 2001 is $125,500 and $7,500, respectively. No formal repayment terms or arrangements exist.

NOTE D - NOTES PAYABLE

Notes payable at December 31, 2002 and 2001 consists of the following:

                                                                                             2002            2001
                                                                                             ----            ----
     Note payable in monthly installments of interest only at 7.5% per annum, unsecured and guaranteed by a Company shareholder. Maturity date is in September
     2002; the Company paid the debt in full in February 2003                              $  60,000      $ 150,000

     Note payable in monthly installments of interest only at the prime lending rate plus 1%, unsecured and guaranteed by a Company shareholder. The original maturity
     date of the loan was extended from March 2002 to March 2003                             250,000        250,000

                                                                                             310,000        400,000
     Less: current portion                                                                  (310,000)      (400,000)
                                                                                           ----------     ----------
                                                                                           $      --      $      --
                                                                                           ==========     ==========

                                      F-18

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE E - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2002 and 2001 is as follows:

                                                                  2002              2001
                                                                  ----              ----
     Convertible notes payable ("Debenture-1"), in
     quarterly installments of interest only at 8% per
     annum, unsecured and due three years from the date of
     the note with the latest maturity May 2005;
     Noteholder has the option to convert unpaid note
     principal together with accrued and unpaid interest
     to the Company's common stock at a rate of $.50 per
     share six months after issuance                           $ 1,689,100      $   940,000

     Debt Discount - beneficial conversion feature, net of
     amortization of $439,082 in 2002 and $92,776 in 2001         (999,034)        (745,098)

     Debt Discount - value attributable to warrants
     attached to notes, net of amortization of $38,664
     in 2002 and $8,552 in 2001                                    (86,120)         (68,702)
                                                               ------------     ------------
                                                                   603,946          126,200

     Convertible notes payable ("Series B Debenture"), in
     quarterly installments of interest only at 8% per
     annum, unsecured and due three years from the date of
     the note with the latest maturity December 2005;
     Noteholder has the option to convert unpaid note
     principal together with accrued and unpaid interest
     to the Company's common stock at a rate of $.55 per
     share six months after issuance                               472,900               --

     Debt Discount - beneficial conversion feature, net
     of amortization of $1,564 in 2002                            (146,295)              --

     Debt Discount - value attributable to warrants
     attached to notes, net of amortization of $726 in
     2002                                                         (67,869)              --
                                                               -----------      -----------
                                                                  258,736               --
                                                               -----------      -----------
       Total                                                   $  862,682       $   126,200
                                                               -----------      -----------
       Less: current portion                                           --                --
                                                               -----------      -----------
                                                               $  862,682       $   126,200
                                                               ============     ============

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE E - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

Convertible Debentures
----------------------

During the year ended December 31, 2001, the Company issued convertible promissory notes (the "Debenture-1") to Company officers, shareholders, and sophisticated investors in exchange for $940,000, exclusive of placement costs and fees. The Debenture-1 accrues interest at 8% per annum and is payable and due three years from the date of the note with the latest maturity date of November 2004. Noteholder has the option to convert any unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.50 per share six months after issuance. In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Debenture-1 note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $837,874 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Debenture-1. The debt discount attributed to the beneficial conversion feature is amortized over the Debenture-1's maturity period (three years) as interest expense.

In connection with the placement of the Debenture-1 notes, the Company issued non-detachable warrants granting the holders the right to acquire 940,000 shares of the Company's common stock at $1.00 per share. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $77,254 to additional paid in capital and a discount against the Debenture-1. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 4.25%, a dividend yield of 0%, and volatility of 21%. The debt discount attributed to the value of the warrants issued is amortized over the Debenture-1's maturity period (three years) as interest expense.

During the year ended December 31, 2002, the Company issued convertible promissory notes (the "Debenture-1") to Company officers, shareholders, and sophisticated investors in exchange for $749,100, exclusive of placement costs and fees. The Debenture-1 accrues interest at 8% per annum and is payable and due three years from the date of the note with the latest maturity date of May 2005. Noteholders have the option to convert any unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.50 per share six months after issuance.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Debenture-1 note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $693,018 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Debenture-1. The debt discount attributed to the beneficial conversion feature is amortized over the Debenture-1's maturity period (three years) as interest expense.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE E - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible Debentures (Continued)
----------------------------------

In connection with the placement of the Debenture-1 notes in 2002, the Company issued non-detachable warrants granting the holders the right to acquire 749,100 shares of the Company's common stock at $1.00 per share. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF -0027"), the Company recognized the value attributable to the warrants in the amount of $56,082 to additional paid in capital and a discount against the Debenture-1. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.67%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Debenture-1's maturity period (three years) as interest expense.

Series B Debentures
-------------------

In October and December 2002, the Company issued convertible promissory notes (the "Series B Debenture") to Company officers, shareholders, and sophisticated investors in exchange for $472,900 , exclusive of placement costs and fees .The Series B Debenture accrues interest at 8% per annum and is payable and due three years from the date of the note with the latest maturity date of December 2005. Noteholders have the option to convert any unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.55 per share six months after issuance.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Series B Debenture note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $147,859 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Series B Debenture. The debt discount attributed to the beneficial conversion feature is amortized over the Series B Debenture's maturity period (three years) as interest expense.

In connection with the placement of the Series B Debenture notes in 2002, the Company issued non-detachable warrants granting the holders the right to acquire 472,900 shares of the Company's common stock at $1.00 per share. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue no. 98-5 to Certain Convertible Instruments ("EITF -0027"), the Company recognized the value attributable to the warrants in the amount of $68,595 to additional paid in capital and a discount against the Series B Debenture. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.67%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Series B Debenture's maturity period (three years) as interest expense.

The Company amortized the Debenture 1 and the Series B Debenture debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $480,036 and $101,328 for the years ended December 31, 2002 and 2001, respectively.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE F - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of December 31, 2002, the Company has no preferred stock issued and outstanding. The company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2002, the Company has 15,721,131 shares of common stock issued and outstanding.

In January 2000, the Company issued 19,300 shares to its founders, in exchange for costs and services, valued at $11,580.

In June 2000, the Company issued a total of 1,735 shares of common stock in a private placement to sophisticated investors, primarily in the United States in exchange for $ 644,236 net of costs and fees. In July 2000 the Predecessor issued 190 shares of common stock in exchange for exercised warrants at $375 per share, totaling $71,250

In August 2000, the Company issued 21,775,345 shares of common stock in conjunction with the merger of Comstock Coal Company, Inc. In connection with the transaction, the Company retired 21,225 shares of previously issued Telkonet Communications, Inc common stock.

In October 2000, the Company issued 29,145 and 10,881 shares of common stock in exchange for exercised warrants with exercise prices of $1.00 and $0.40 per share, respectively.

In June 2001 and August 2001, the Company issued 260,000 and 40,000 shares of its common stock, respectively, in a private placement to sophisticated investors in exchange for $150,000, net of costs and fees.

In January 2002, the Company re-organized its capital structure, whereby the Company agreed to purchase 8,936,244 shares of the Company's common stock held by the Founders and cancel certain vested options held by the Founders to purchase the Company's common stock, in exchange for the issuance of newly issued options to purchase 3,500,000 shares of the Company's common stock. The new stock options expire in January 2012, and have an exercise price of $1.00 per share, which is in excess of the weighted average fair value of the Company's common stock at the grant dates. The canceled options had no intrinsic value at the award date and as a result, the Company did not incur a compensation cost in connection with the cancellation of the options. In connection with this transaction, the Company issued 5,250,000 shares of common stock to founders and canceled 13,480,961 shares of previously issued common stock.

In June and July 2002, two of the Founders exercised the stock options to purchase 2,000,000 shares of the Company's common stock. The Company entered into four promissory notes with principal amounts of $250,000 each and two promissory notes with principal amounts of $500,000 each with the two Founders to ensure payments for issued stock. The notes are due one year from the date of issuance. Interest will begin to accrue from and after the maturity dates on any unpaid principal balance at an interest rate of 6% per annum. During the year 2002, the Company received $194,600 proceeds from the stock subscription. In December 2002, the Founders returned a total of 1,805,400 shares of common stock to the Company and the unpaid principal amount of the promissory notes was canceled accordingly.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE F - CAPITAL STOCK (CONTINUED)

In February 2002, the Company issued 43,586 shares of common stock to its convertible debenture holders in exchange for interest of $21,793.

In June 2002, the Company issued 154,388 shares of common stock to consultants for warrants exercised at prices ranging from $.40 to $1.00 per share in exchange for services, totaling $138,722., which approximated the fair value of the shares issued during the period the services were completed and rendered. Compensation costs of $ 138,722 were charged to income during the year ended December 31, 2002. In 2002, the Company issued 1,444,147 shares of common stock, or $636,076 to sophisticated investors for warrants exercised at prices ranging from $.40 to $.50 per share.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE G - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average         Weighted                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
       $  1.00           1,450,000              9.08               $ 1.00            649,935         $  1.00

Transactions involving stock options issued to employees are summarized as follows:

                                                                Weighted Average
                                            Number of Shares    Price Per Share
                                            ----------------    ---------------
       Outstanding at January 1, 2001            840,000                  -
          Granted                                215,000            $  1.00
          Exercised                                    -                  -
          Canceled or expired                          -                  -
                                              -----------           --------
       Outstanding at December 31, 2001        1,055,000               1.00
          Granted                              2,835,000               1.00
          Exercised                           (1,000,000)              1.00
          Canceled or expired                 (1,440,000)              1.00
                                              -----------           --------
       Outstanding at December 31, 2002        1,450,000            $  1.00
                                              ===========           ========

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

Employee Stock Options (Continued)
----------------------------------

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2002 and 2001 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                              2002        2001
                                                              ----        ----
       Significant assumptions (weighted-average):
           Risk-free interest rate at grant date             1.67%        4.25%
           Expected stock price   volatility                   26%          21%
           Expected dividend payout                             -            -
           Expected option life-years (a)                      10           10
         (a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(3,989,321) and $(0.23) in 2002 and $(1,798,347) and $(0.08) in 2001, respectively.

Non-Employee Stock Options
--------------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
         $1.00           1,555,000                8.93                $ 1.00         1,298,829        $  1.00

Transactions involving options issued to non-employees are summarized as follows:

                                                               Weighted Average
                                            Number of Shares    Price Per Share
                                            ----------------    ---------------
       Outstanding at January 1, 2001
          Granted                                  246,502          $  0.70
          Exercised                                      -                -
          Canceled or expired                            -                -
                                               ------------         --------
       Outstanding at December 31, 2001            246,502             0.70
          Granted                                2,455,000             1.00
          Exercised                             (1,146,502)            0.96
          Canceled or expired                            -                -
                                               ------------         --------
       Outstanding at December 31, 2002          1,555,000          $  1.00
                                               ============         ========

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

Non-Employee Stock Options (Continued)
--------------------------------------

The estimated value of the options granted to consultants was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 10 years, a risk free interest rate of 1.67%, a dividend yield of 0% and volatility of 26%. The amount of the expense charged to operations in connection with granting the options was $452,459 and $11,592 during 2002 and 2001, respectively.

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

                                Warrants Outstanding                                   Warrants Exercisable
                                --------------------                                   --------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
          $ .50            815,000                8.00               $  .50            815,000       $  .50
          $ .53            354,460                3.00               $  .53            354,460       $  .53
          $1.00          2,362,000                3.00               $ 1.00          2,362,000       $ 1.00
                        ===========                                                  ==========
                         3,531,460                                                   3,531,460
                        ===========                                                  ==========

Transactions involving warrants are summarized as follows:

                                                           Weighted Average
                                        Number of Shares   Price Per Share
                                        ----------------   ---------------

     Outstanding at January 1, 2001        1,210,572      $           1.00
        Granted                            3,528,665                  0.67
        Exercised                                 --                    --
        Canceled or expired               (1,210,572)                 1.00
                                          -----------     -----------------
     Outstanding at December 31, 2001      3,528,665      $           0.67
        Granted                            1,667,460                  0.87
        Exercised                         (1,650,675)                 0.51
        Canceled or expired                  (13,990)                 1.00
                                          -----------     -----------------
     Outstanding at December 31, 2002      3,531,460      $           0.84
                                          ===========     =================

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 3 to 8 years, a risk free interest rate of 1.67%, a dividend yield of 0% and volatility of 26%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services and services was $170,330 and $321,479 during 2002 and 2001, respectively. The Company also capitalized financing costs of $86,474 and $85,818 for compensatory warrants granted in connection with placement of convertible debentures for the year ended December 31, 2002 and 2001, respectively. The financing cost was amortized over the life (three years) of the convertible debenture.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE H - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $6,450,000 which expire through 2022, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $2,193,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2002 are as follows:

          Non Current:
                 Net operating loss carryforward                   $ 2,193,000
                 Valuation allowance                                (2,193,000)
                                                                   ------------
                 Net deferred tax asset                            $        --
                                                                   ============
NOTE I - COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------

The Company leases office space on a year to year basis in Annapolis, Maryland for its corporate offices. Commitments for minimum rentals under non cancelable leases at December 31, 2002 are as follows:

                          2003                                  $ 44,746
                                                                ---------
                                                                $ 44,746
                                                                =========

Employment and Consulting Agreements
------------------------------------

The Company has employment agreements with the Company's employees. In addition to salary and benefit provisions, the agreements include defined commitments should the employer terminate the employment with or without cause.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE I - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation
----------

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE J - LOSSES PER COMMON SHARE

The following table presents the computations of basic and dilutive loss per share:

                                                                                          For the period from November
                                                                                           3, 1999 (date of inception)
                                                         2002                   2001        through December 31, 2002
                                                         ----                   ----        -------------------------
Net loss available to common shareholders           $ (3,778,488)          $ (1,716,495)          $ (6,458,676)
Basic and fully diluted loss per share              $      (0.22)          $      (0.08)          $      (0.40)
Weighted average common shares outstanding            17,119,639             21,974,439             16,050,030

NOTE K - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements from November 3, 1999 (date of inception of Company), the Company incurred loses from operations of $6,458,676. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve it liquidity through the continued developing of its products, establishing a profitable market for the Company's products and additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE L - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended December 31, 2001 to correct the following errors in the financial statements previously filed:

         o The Company erroneously recorded the Black-Scholes value of the 940,000 warrants attached to its convertible debentures as an asset (financing cost), and amortized over the maturity period (three year) of the note.

         o The Company erroneously recorded the beneficial conversion feature of its convertible debentures as an asset (financing cost) and the beneficial conversion feature was erroneously amortized over six-months (from the issuance of the note to the earliest conversion date).

         o The Company erroneously recorded impairment of property and equipment as research and development expense.

     The net effect of the correction of these errors was to:

         o Decrease the Company's reported net loss for the year ended December 31, 2001 by $289,645 from $(2,006,140) to
                  $(1,716,495).

         o Decrease the loss per share by $.01 from $(.09) to $(.08) per share.

         o Decrease the deficiency accumulated during the development stage by $289,645 from $(2,969,833) to $(2,680,188).

         o        Decrease other assets by $501,276 from $688,950 to $187,674.

         o        Increase debt discount by $813,800 from $0 to $813,800 (Note
                  E).

         o Increase additional paid in capital by $22,879 from $2,221,154 to $2,244,033.

Following are reconciliations of the Company's restatement of the Consolidated Balance Sheet as of December 31, 2001 and Consolidated Statement of Losses for the year ended 2001.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE L - RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

                                               TELKONET, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED BALANCE SHEET
                                             DECEMBER 31, 2001

                                                           As Reported        Adjustment        Restated
                                                          -------------     -------------     -------------
ASSETS
 CURRENT ASSETS:
 Cash and equivalents                                     $     21,885                        $     21,885
                                                          -------------                       -------------
 Total current assets                                           21,885                              21,885

 PROPERTY AND EQUIPMENT:

 Furniture and equipment, at cost                               54,950                              54,950

 Less:  accumulated depreciation                                28,108                              28,108
                                                          -------------                       -------------
                                                                26,842                              26,842
 OTHER ASSETS:
 Financing costs, net of amortization                          684,325      $   (501,276)          183,049

 Prepaid expenses and deposits                                   4,625                               4,625
                                                          -------------                       -------------
                                                               688,950                             187,674

                                                          $    737,677      $   (501,276)     $    236,401
                                                          =============     =============     =============
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Accounts payable and accrued expenses                    $    116,741                        $    116,741

 Notes payable                                                 400,000                             400,000

 Due to Shareholders                                             7,500                               7,500
                                                          -------------                       -------------
 Total current liabilities                                     524,241                             524,241

 Convertible debentures, net of discounts - including
  Related parties                                              940,000      $   (813,800)          126,200

 COMMITMENTS AND CONTINGENCIES                                      --                                  --

 DEFICIENCY IN STOCKHOLDERS' EQUITY
 Common stock, par value $.001 per share;
  100,000,000 shares authorized; 21,115,371 shares
  issued and outstanding at December 31, 2001                   22,115                              22,115

 Additional paid-in-capital                                  2,221,154            22,879         2,244,033

 Accumulated deficit during development stage               (2,969,833)          289,645        (2,680,188)
                                                          -------------     -------------     -------------
 Deficiency in stockholders' equity                           (726,564)          312,524          (414,040)
                                                          -------------     -------------     -------------
                                                          $    737,677      $   (501,276)     $    236,401
                                                          =============     =============     =============

                                                   F-29

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE L - RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

                                              TELKONET, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF LOSSES
                                   FOR THE YEAR ENDED DECEMBER 31, 2001

                                                         As Reported       Adjustments        Restated
                                                        -------------     -------------     -------------
Costs and Expenses:
Research & Development                                  $    160,115      $    (39,287)     $    120,828

Selling, General and Administrative                        1,386,222                           1,386,222
Impairment of Property and Equipment                              --            39,287            39,287

Depreciation and Amortization                                 43,557           (12,760)           30,797
                                                        -------------                       -------------
Total Operating Expense                                    1,589,894                           1,577,134


Loss from Operations                                      (1,589,894)                         (1,577,134)


Other Income                                                   1,257                               1,257

Interest Income (Expense)                                   (417,503)          276,885          (140,618)

Provision for Income Tax                                          --                                  --
                                                        -------------                       -------------
                                                            (416,246)                           (139,361)


Net Loss                                                $ (2,006,140)          289,645      $ (1,716,495)
                                                        =============     =============     =============

Loss per common share (basic and assuming dilution)     $      (0.09)     $       0.01      $      (0.08)
                                                        =============     =============     =============
Weighted average common shares outstanding                21,974,439        21,974,439        21,974,439

                                                  F-30