Form 10QSB
period 2003-03-31
TELKONET INC
filed 2003-05-15
CIK 1094084

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,811,129 shares of Common Stock ($.001 par value) as of May 9, 2003.


Transitional small business disclosure format:  Yes    No  x
                                                   ---    ---

                                      TELKONET, INC.

                          Quarterly Report on Form 10-QSB for the
                          Quarterly Period Ending March 31, 2003

                                     Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:                                  3
                  March 31, 2003 and December 31, 2002

                  Condensed Consolidated Statements of Losses:                            4
                  Three Months Ended March 31, 2003 and 2002
                  November 3, 1999 (Date of Inception) through March 31, 2003

                  Consolidated Statement of Deficiency in Stockholders' Equity:           5
                  November 3, 1999 (Date of Inception) through March 31, 2003

                  Condensed Consolidated Statements of Cash Flows:                        8
                  Three Months Ended March 31, 2003 and 2002
                  November 3, 1999 (Date of Inception) through March 31, 2003

                  Notes to Unaudited Condensed Consolidated Financial Information:       10
                  March 31, 2003

         Item 2.  Plan of Operation                                                      19

         Item 3.  Controls and Procedures                                                22

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                      22

         Item 2.  Changes in Securities                                                  22

         Item 3.  Defaults Upon Senior Securities                                        22

         Item 4.  Submission of Matters to a Vote of Security Holders                    22

         Item 5.  Other Information                                                      23

         Item 6.  Exhibits and Reports on Form 8-K                                       23


Item 1.  Financial Statements (Unaudited)

                                           TELKONET, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)        (Audited)
                                                                      March 31,       December 31,
                                                                         2003             2002
                                                                    -------------     -------------
 ASSETS
 CURRENT ASSETS:
 Cash and equivalents                                               $    663,571      $     18,827

 Inventory, net                                                          275,941            39,790

 Due from shareholders                                                    10,000                --

 Other receivable                                                          1,550             1,550

 Prepaid expenses and deposits                                           100,857             4,625
                                                                    -------------     -------------
 Total current assets                                                  1,051,918            64,792

 PROPERTY AND EQUIPMENT:

 Furniture and equipment, at cost                                         79,754            73,215

 Less:  accumulated depreciation                                          37,439            35,252
                                                                    -------------     -------------
                                                                          42,315            37,963
 OTHER ASSETS
 Financing costs, less accumulated amortization of $133,049 and
$101,692 at March 31, 2003 and December 31, 2002, respectively           248,460           192,600

                                                                    $  1,342,693      $    295,355
                                                                    =============     =============

 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Accounts payable and accrued expenses                              $    571,045      $    518,865

 Notes payable                                                           250,000           310,000

 Due to Shareholders                                                       7,500           130,330
                                                                    -------------     -------------
 Total current liabilities                                               828,545           959,195

 Convertible debentures, net of discounts - including related
parties (Note B)                                                       1,148,075           862,682


 COMMITMENTS AND CONTINGENCIES                                                --                --

 DEFICIENCY IN STOCKHOLDERS' EQUITY
 Preferred stock, par value $.001 per share; 15,000,000 shares
authorized; none issued at March 31, 2003 and December 31, 2002               --                --
 Common stock, par value $.001 per share; 100,000,000 shares authorized; 15,721,131 shares issued and outstanding at March
31, 2003 and December 31, 2002                                            15,721            15,721

 Additional paid-in-capital                                            7,249,770         4,916,433

 Accumulated deficit during development stage                         (7,899,418)       (6,458,676)
                                                                    -------------     -------------
 Deficiency in stockholders' equity                                     (633,927)       (1,526,522)
                                                                    -------------     -------------
                                                                    $  1,342,693      $    295,355
                                                                    =============     =============

      See accompanying footnotes to the unaudited condensed consolidated financial information

                                               TELKONET, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                 (UNAUDITED)

                                                                                        For the period from
                                                 Three Months ended March 31,         November 3, 1999 (date
                                                                   2002 (As            of inception) through
                                                                   Restated             March 31, 2003 (As
                                                    2003           - Note D))           Restated - Note D)
                                               -------------     -------------          ------------------
Costs and Expenses:
Research and Development                       $    314,728      $    270,579             $  2,727,200
Selling, General and Administrative                 739,142           234,625                3,870,313
Depreciation and Amortization                        33,544            49,453                  170,488
                                               -------------     -------------            -------------
Total Operating Expense                           1,087,414           554,657                6,768,001

Loss from Operations                             (1,087,414)         (554,657)              (6,768,001)

Other Income (Expense)                                   --                --                    4,579
Interest Income (Expense)                          (353,329)          (91,446)              (1,135,997)
Provision for Income Tax                                 --                --                       --
                                               -------------     -------------            -------------
                                                   (353,329)          (91,446)              (1,131,418)

Net Loss                                       $ (1,440,743)     $   (646,103)            $ (7,899,419)
                                               =============     =============            =============

Loss per common share (basic and assuming
dilution)                                      $      (0.09)     $      (0.07)            $      (0.49)
                                               =============     =============            =============



Weighted average common shares outstanding       15,721,131         9,313,563               16,050,030

          See accompanying footnotes to the unaudited condensed consolidated financial information

                                                           TELKONET, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO MARCH 31, 2003

                                                                                                              Deficit
                                                                                                            Accumulated
                                               Pref-                                              Common       During
                                      Pref-    erred                      Common    Additional    Stock       Develop-
                                      erred    Stock                      Stock      Paid in      Subscr-      ment
                                      Shares   Amount   Common Shares     Amount     Capital      iption       Stage        Total
                                      -------  -------  -------------   ---------   ----------   ---------   ----------   ----------
Net Loss                                  --   $   --             --    $     --    $      --    $     --    $ (33,973)   $ (33,973)
                                      -------  -------  -------------   ---------   ----------   ---------   ----------   ----------
Balance at December 31, 1999              --       --             --          --           --          --      (33,973)     (33,973)
Shares issued to founders
January 2000, in exchange for
services and costs valued at
$0.60 per share                           --       --         19,300         193       11,387          --           --       11,580
Shares issued in June 2000,
for cash in connection with
private placement at $375
per share, net of costs                   --       --          1,735          17      644,219          --           --      644,236
Shares issued in July 2000,
for warrants exercised at a
price of $375 per share                   --       --            190          --       71,250          --           --       71,250
Shares issued in August 2000,
in connection with the merger
of Comstock Coal and Telkonet
Communications, Inc                       --       --     21,775,335      21,775           --          --           --       21,775
August 2000, retirement of
Telkonet Communications, Inc
shares                                    --       --        (21,225)       (210)          --          --           --         (210)
Shares issued in October 2000,
in exchange for warrants
exercised at a price of $1 per
share                                     --       --         29,145          29       29,115          --           --       29,144
Shares issued in October 2000,
in exchange for warrants
exercised at a price of $ 0.40
per share                                 --       --         10,891          11        4,345          --           --        4,356
Net loss                                  --       --             --          --           --          --     (929,720)    (929,720)
                                      -------  -------  -------------   ---------   ----------   ---------   ----------   ----------
 BALANCE AT DECEMBER 31, 2000             --   $   --     21,815,371    $ 21,815    $ 760,316    $     --    $(963,693)   $(181,562)
                                      =======  =======  =============   =========   ==========   =========   ==========   ==========

                      See accompanying footnotes to the unaudited condensed consolidated financial information

                                                           TELKONET, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO MARCH 31, 2003

                                                                                                           Deficit
                                                                                                         Accumulated
                                                  Pref-                                         Common     During
                                         Pref-    erred                   Common   Additional   Stock      Develop-
                                         erred    Stock       Common      Stock     Paid in     Subscr-     ment
                                         Shares   Amount      Shares      Amount    Capital     iption      Stage          Total
                                         -------  -------  ------------  --------  -----------  -------  ------------   ------------
 Balance Forward                             --   $   --    21,815,371   $21,815   $  760,316   $1,000   $  (963,693)   $  (181,562)
Shares issued in June 2001,
for cash in connection with a
private placement, shares
issued at $.50 a share, net
of costs                                     --       --       260,000       260      129,740       --            --        130,000
1,839,378 warrants issued in
June 2001, valued at $0.13 per
warrant, in exchange for
services                                     --       --            --        --      237,035       --            --        237,035
72,668 stock options issued in
June 2001, valued at $ 0.09 per
stock option, in exchange for
services                                     --       --            --        --        6,375       --            --          6,375
245,287 warrants issued in
July 2001, valued at $0.08 per
warrant, in exchange for
services                                     --       --            --        --       18,568       --            --         18,568
36,917 stock options issued in
July 2001, valued at $ 0.08 per
warrant, in exchange for
services                                     --       --            --        --        2,795       --            --          2,795
Shares issued in August 2001,
for cash in connection with a
private placement, shares
issued at $.50 a share, net of
costs                                        --       --        40,000        40       19,960       --            --         20,000
241,000 warrants issued in
August 2001, valued at $ 0.39
per warrant in exchange for
financing costs                              --       --            --        --       85,818       --            --         85,818
150,000 warrants issued in
August 2001, valued at $ 0.16
per warrant, in exchange for
services                                     --       --            --        --       23,340       --            --         23,340
36,917 stock options issued
in August 2001, valued at
$0.06 per stock option, in
exchange for services                        --       --            --        --        2,422       --            --          2,422
25,000 warrants issued in
September 2001, valued at
$0.30 per warrant in exchange
for services                                 --       --            --        --        7,380       --            --          7,380
95,000 warrants issued in
October 2001, valued at
$0.21 per warrant, in exchange
for services                                 --       --            --        --       19,558       --            --         19,558
25,000 warrants issued in
November 2001, valued at
$0.33 per warrant, in exchange
for services                                 --       --            --        --        8,218       --            --          8,218
25,000 warrants issued in
December 2001, valued at
$0.30 per warrant, in exchange
for services                                 --       --            --        --        7,380       --            --          7,380
Beneficial conversion feature
of convertible debentures
(Note B)                                     --       --            --        --      837,874       --            --        837,874
Value of warrants attached to
convertible debentures (Note B)              --       --            --        --       77,254       --            --         77,254
Net loss                                     --       --            --        --           --       --    (1,716,495)    (1,716,495)
                                         -------  -------  ------------  --------  -----------  -------  ------------   ------------
BALANCE AT DECEMBER 31, 2001
(AS RESTATED- NOTE D)                        --       --   $22,115,371   $22,115    2,244,033   $   --   $(2,680,188)   $  (414,040)
                                         =======  =======  ============  ========   ==========  =======  ============   ============

                      See accompanying footnotes to the unaudited condensed consolidated financial information

                                                           TELKONET, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO MARCH 31, 2003

                                                                                                           Deficit
                                                                                                         Accumulated
                                        Pref-                                               Common         During
                               Pref-    erred                   Common     Additional       Stock          Develop-
                               erred    Stock       Common      Stock        Paid in        Subscr-         ment
                               Shares   Amount      Shares      Amount       Capital        iption          Stage          Total
                               ------  -------  ------------   --------    ------------   ------------   ------------   ------------
 Balance Forward                  --   $   --    22,115,371    $ 22,115    $ 2,244,033    $        --    $(2,680,188)   $  (414,040)
Shares issued in February 2002,
in exchange for convertible
debentures interest, at $.50
per share                         --       --        43,586          44         21,749             --             --         21,793
Shares issued in March 2002,
to a founder in exchange for
shares canceled                   --       --     5,250,000       5,250         (5,250)            --             --             --
Shares canceled in March 2002
in connection with capital
restructure                       --       --   (13,480,961)    (13,481)        13,481             --             --             --
Shares issued in June 2002,
for warrants exercised at $1.00
per share for services rendered   --       --        47,906          48         47,857             --             --         47,906
Shares issued in June 2002, for
warrants exercised at $.40 per
share for services rendered       --       --        26,443          26         10,551             --             --         10,577
Shares issued in June 2002 to
founders, for options exercised
at $1.00 per share                --       --     1,000,000       1,000        999,000             --             --      1,000,000
Shares issued in June 2002, for
warrants exercised at $1.0025
per share, for services rendered  --       --        80,039          80         80,158             --             --         80,238
Shares issued in June 2002, for
warrants exercised at $ .41, in
connection with original private
placement                         --       --       189,327         189         77,720             --             --         77,910
Shares issued in July 2002, for
warrants exercised at $ .40, in
connection with original private
placement                         --       --        41,970          42         16,830             --             --         16,872
Shares issued in July 2002 to
founders, for options exercised
at $1.00 per share                --       --     1,000,000       1,000        999,000             --             --      1,000,000
Shares issued in August 2002,
for warrants exercised at $.43,
in connection with original
private placement                 --       --       542,500         543        232,459             --             --        233,001
Shares issued in August 2002,
for warrants exercised at $.40,
in connection with original
private placement                 --       --       193,302         193         77,127             --             --         77,320
Shares issued in October 2002,
for warrants exercised at $.40,
in connection with original
private placement                 --       --        77,048          77         30,896             --             --         30,973
Shares issued in October 2002,
for warrants exercised at $0.50
per share in connection with
original private placement        --       --       400,000         400        199,600             --             --        200,000
Common stock subscription         --       --            --          --             --     (1,805,400)            --     (1,805,400)
Return of founders shares in
connection with stock
subscription                      --       --    (1,805,400)     (1,805)    (1,803,595)     1,805,400             --             --
Stock based compensation for
the issuance of stock options
to consultants in exchange for
services                          --       --            --          --        452,459             --             --        452,459
Stock based compensation for
the issuance of warrants to
consultants in exchange for
services                          --       --            --          --        170,330             --             --        170,330
Stock based compensation for
the issuance of warrants to
consultants in exchange for
financing costs                   --       --            --          --         86,474             --             --         86,474
Beneficial conversion feature
of convertible debentures
(Note B)                          --       --            --          --        840,877             --             --        840,877
Value of warrants attached to
convertible debentures (Note B)   --       --            --          --        124,677             --             --        124,677
Net Loss                          --       --            --          --             --             --     (3,778,488)    (3,778,488)
                               ------  -------  ------------   --------    ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2002      --   $   --    15,721,131    $ 15,721    $ 4,916,433    $        --    $(6,458,676)   $(1,526,522)
                               ======  =======  ============   =========   ============   ============   ============   ============
Stock based compensation for
the issuance of stock options
to consultants in exchange for
services (Note C)                 --       --            --          --        219,020             --             --        219,020
Stock based compensation for
the issuance of warrants in
exchange for financing costs
(Note C)                          --       --            --          --         87,217             --             --         87,217
Beneficial conversion feature
of convertible debentures
(Note B)                          --       --            --          --      1,761,675             --             --      1,761,675
Value of warrants attached to
convertible debentures (Note B)   --       --            --          --        265,425             --             --        265,425
Net Loss                          --       --            --          --             --             --     (1,440,743)    (1,440,743)
                               ------  -------  ------------   --------    ------------   ------------   ------------   ------------
BALANCE AT MARCH 31, 2003         --   $   --    15,721,131    $ 15,721    $ 7,249,770    $        --    $(7,899,419)   $  (633,927)
                               ======  =======  ============   =========   ============   ============   ============   ============

                      See accompanying footnotes to the unaudited condensed consolidated financial information

                                                    TELKONET, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                                         For the period
                                                                                                         from November
                                                                                                         3, 1999 (date
                                                                                                         of inception)
                                                                         Three Months Ended March 31,       through
                                                                                           2002 (As      March 31, 2003
                                                                                          Restated -     (As Restated -
                                                                            2003           Note D)           Note D)
                                                                        ------------     ------------     ------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations                              $(1,440,743)     $  (646,103)     $(7,899,419)
Adjustments to reconcile net loss from development stage operations to cash used for operating activities
Amortization of debt discount - beneficial conversion feature of
convertible debentures                                                      251,722           71,688          785,144
Amortization of debt discount - value of warrants attached to
convertible debentures                                                       33,672            6,713           81,614

Stock options and warrants issued in exchange for services rendered         219,020               --        1,174,882

Common stock issued in exchange for services rendered                            --               --          150,302

Common stock issued in exchange for conversion of interest                       --           21,793           21,793

Impairment of property and equipment                                             --               --           39,287

Depreciation and amortization                                                33,544           49,453          170,488
Increase (decrease) in:

Other receivable                                                                 --               --           (1,550)

Inventory                                                                  (236,150)              --         (275,941)

Prepaid expenses and deposits                                               (96,232)              --         (100,857)

Accounts payable and accrued expenses, net                                   52,180          144,551          571,044
                                                                        ------------     ------------     ------------

NET CASH USED IN OPERATING ACTIVITIES                                    (1,182,987)        (351,905)      (5,283,212)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures, net of disposals                                       (6,539)         (12,731)        (119,041)
                                                                        ------------     ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES                                        (6,539)         (12,731)        (119,041)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock, net of costs                                 --               --        1,751,224

Advance to shareholders                                                     (10,000)              --          (10,000)

Proceeds from (repayments of) stockholder advances                         (122,830)         114,000            7,500

Proceeds from issuance of convertible debentures, net of costs            2,027,100          337,007        4,067,100

Repayments of loans                                                         (60,000)         (37,500)        (150,000)

Proceeds from loans                                                              --               --          400,000
                                                                        ------------     ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,834,270          413,507        6,065,824


NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                             644,744           48,871          663,571


Cash and cash equivalents at the beginning of the period                     18,827           21,885               --
                                                                        ------------     ------------     ------------

Cash and cash equivalents at the end of the period                      $   663,571      $    70,756      $   663,571
                                                                        ------------     ------------     ------------

               See accompanying footnotes to the unaudited condensed consolidated financial information

                                                  TELKONET, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                                   For the period
                                                                                                   from November
                                                                                                   3, 1999 (date
                                                                                                   of inception)
                                                                     Three Months Ended March 31,     through
                                                                                      2002 (As     March 31, 2003
                                                                                     Restated -    (As Restated -
                                                                        2003          Note D)          Note D)
                                                                    ------------    ------------    ------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                            $     4,163     $    11,807     $    29,128

Income taxes paid                                                            --              --              --
Non-cash transactions:
Issuance of stock options and warrants in exchange for services
rendered                                                                219,020              --       1,174,882
Issuance of stock warrants in exchange for financing costs               87,217              --         173,691

Common stock issued for services rendered                                    --              --         150,302

Common stock issued in exchange for interest                                 --          21,793          21,793

Beneficial conversion feature on convertible debentures               1,761,675         268,863       3,440,426

Value of warrants attached to convertible debentures                    265,425          40,199         467,356
Acquisition:

    Assets Acquired                                                          --              --               1

   Accumulated Deficit                                                       --              --           2,643

   Liabilities Assumed                                                       --              --          (2,642)
                                                                    ------------    ------------    ------------
                                                                    $        --     $        --     $         1
                                                                    ------------    ------------    ------------

             See accompanying footnotes to the unaudited condensed consolidated financial information

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

General
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the quarter ended March 31, 2003.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

Stock Based Compensation (Continued)
------------------------------------

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note C):

                                                                                   For the three month ended March 31
                                                                                       2003                    2002
                                                                                       ----                    ----
Net loss - as reported                                                            $ (1,440,743)            $ (646,103)
Add: Total stock based employee compensation expense as reported under
intrinsic value method (APB. No. 25)                                                        --                     --
Deduct: Total stock based employee compensation expense as reported under
fair value based method (SFAS No. 123)                                                (161,935)               (52,708)
                                                                                  -------------            -----------
Net loss - Pro Forma                                                              $ (1,602,678)            $ (698,811)
Net loss attributable to common stockholders - Pro forma                          $ (1,602,678)            $ (698,811)
Basic (and assuming dilution) loss per share - as reported                        $      (0.10)            $    (0.08)
Basic (and assuming dilution) loss per share - Pro forma                          $      (0.10)            $    (0.08)

New Accounting Pronouncements
-----------------------------

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

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE
---------------------------------------------

A summary of convertible promissory notes payable at March 31, 2003 and December 31, 2002 is as follows:

                                                               March 31, 2003       December 31, 2002
                                                               --------------       -----------------

  Convertible notes payable ("Debenture-1"), in quarterly
  installments of interest only at 8% per annum, unsecured and due three years from the date of the note with the latest
  maturity May 2005; Noteholder has the option to convert
  unpaid note principal together with accrued and unpaid
  interest to the Company's common stock at a rate of $.50
  per share six months after issuance.                           $ 1,689,100           $ 1,689,100

  Debt Discount - beneficial conversion feature, net
  of accumulated amortization of $659,436 and
  $531,858 at March 31, 2003 and December 31, 2002,
  respectively                                                      (871,456)             (999,034)

  Debt Discount - value attributable to warrants
  attached to notes, net of accumulated amortization
  of $58,322 and  $47,216 at March 31, 2003 and
  December 31, 2002, respectively                                    (75,014)              (86,120)
                                                                 ------------          ------------
                                                                     742,630               603,946

  Convertible notes payable ("Series B Debenture"), in
  quarterly installments of interest only at 8% per annum,
  unsecured and due three years from the date of the note with the latest maturity February 2006; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of
  $.55 per share six months after issuance.                        2,500,000               472,900

  Debt Discount - beneficial  conversion feature,  net
  of accumulated amortization of $125,708 and $1,564
  at March 31, 2003 and December 31, 2002,
  respectively                                                    (1,783,827)             (146,295)

  Debt Discount - value attributable to warrants
  attached to notes, net of accumulated amortization
  of $23,292 and $726 at March 31, 2003 and December
  31, 2002, respectively                                            (310,728)              (67,869)
                                                                 ------------          ------------
                                                                     405,445               258,736
                                                                 ------------          ------------
  Total                                                          $ 1,148,075           $   862,682
                                                                 ------------          ------------
  Less: current portion                                                   --                    --
                                                                 ------------          ------------
                                                                 $ 1,148,075           $   862,682
                                                                 ============          ============

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)
---------------------------------------------------------

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

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)
---------------------------------------------------------

Series B Debentures
-------------------

In October and December 2002, the Company issued convertible promissory notes (the "Series B Debenture") to Company officers, shareholders, and sophisticated investors in exchange for $472,900, exclusive of placement costs and fees .The Series B Debenture accrues interest at 8% per annum and is payable and due three years from the date of the note with the latest maturity date of December 2005. Noteholders have the option to convert any unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.55 per share six months after issuance.

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

In January and February 2003, the Company issued convertible promissory notes (the "Series B Debenture") to Company officers, shareholders, and sophisticated investors in exchange for $2,027,100, exclusive of placement costs and fees .The Series B Debenture accrues interest at 8% per annum and is payable and due three years from the date of the note with the latest maturity date of February 2006. Noteholders have the option to convert any unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.55 per share six months after issuance.

In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Series B Debenture note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $1,761,675 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Series B Debenture. The debt discount attributed to the beneficial conversion feature is amortized over the Series B Debenture's maturity period (three years) as interest expense.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)
---------------------------------------------------------

Series B Debentures
-------------------

In connection with the placement of the Series B Debenture notes in January and February 2003, the Company issued non-detachable warrants granting the holders the right to acquire 2,027,100 shares of the Company's common stock at $1.00 per share. In accordance with EMERGING ISSUES TASK FORCE ISSUE 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS ("EITF -0027"), the Company recognized the value attributable to the warrants in the amount of $265,425 to additional paid in capital and a discount against the Series B Debenture. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.25%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Series B Debenture's maturity period (three years) as interest expense.

The Company amortized the Debenture 1 and the Series B Debenture debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $285,394 and $78,401 for the three month ended March 31, 2003 and 2002, respectively.

NOTE C - STOCK OPTIONS AND WARRANTS

Employee Stock Options
----------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                          Options Outstanding                                 Options Exercisable
                          -------------------                                 -------------------
                                     Weighted Average      Weighted                        Weighted
                        Number    Remaining Contractual     Average         Number         Average
    Exercise Prices  Outstanding       Life (Years)     Exercise Price    Exercisable   Exercise Price
    ---------------  -----------       ------------     --------------    -----------   --------------
    $         1.00    3,475,000               9.08      $        1.00        939,518    $        1.00

Transactions involving stock options issued to employees are summarized as follows:

                                                                Weighted Average
                                            Number of Shares    Price Per Share
                                            -------------         -----------
       Outstanding at January 1, 2001            840,000                  --
          Granted                                215,000          $     1.00
          Exercised                                   --                  --
          Canceled or expired                         --                  --
                                            -------------         -----------
       Outstanding at December 31, 2001        1,055,000                1.00
                                            -------------         -----------
          Granted                              2,835,000                1.00
          Exercised                           (1,000,000)               1.00
          Canceled or expired                 (1,440,000)               1.00
                                            -------------         -----------
       Outstanding at December 31, 2002        1,450,000          $     1.00
                                            -------------         -----------
          Granted                              2,025,000                1.00
          Exercised                                   --                  --
          Canceled or expired                         --                  --
                                            -------------         -----------
       Outstanding at March 31, 2003           3,475,000          $     1.00
                                            =============         ===========

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE C - STOCK OPTIONS AND WARRANTS (CONTINUED)
-----------------------------------------------

The weighted-average fair value of stock options granted to employees during the period ended March 31, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                  2003     2002
                                                                 ------   ------
       Significant assumptions (weighted-average):
           Risk-free interest rate at grant date                  1.25%    1.67%
           Expected stock price volatility                          26%      26%
           Expected dividend payout                                 --       --
           Expected option life-years (a)                           10       10
       (a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(1,602,678) and $(0.10) for the period ended March 31, 2003 and $(698,811) and $(0.08) for the period ended March 31, 2002, respectively.

Non-Employee Stock Options
--------------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

                          Options Outstanding                                 Options Exercisable
                          -------------------                                 -------------------
                                     Weighted Average      Weighted                        Weighted
                        Number    Remaining Contractual     Average         Number         Average
    Exercise Prices  Outstanding       Life (Years)     Exercise Price    Exercisable   Exercise Price
    ---------------  -----------       ------------     --------------    -----------   --------------
    $         1.00    5,855,000               9.71      $        1.00      1,690,496    $        1.00

Transactions involving options issued to non-employees are summarized as follows:

                                                                Weighted Average
                                               Number of Shares  Price Per Share
                                                 -----------       ----------
       Outstanding at January 1, 2001
          Granted                                   246,502        $    0.70
          Exercised                                      --               --
          Canceled or expired                            --               --
                                                 -----------       ----------
       Outstanding at December 31, 2001             246,502             0.70
                                                 -----------       ----------
          Granted                                 2,455,000             1.00
          Exercised                              (1,146,502)            0.96
          Canceled or expired                            --               --
                                                 -----------       ----------
       Outstanding at December 31, 2002           1,555,000        $    1.00
                                                 -----------       ----------
          Granted                                 4,300,000             1.00
          Exercised                                      --               --
          Canceled or expired                            --               --
                                                 -----------       ----------
       Outstanding at March 31, 2003              5,855,000        $    1.00
                                                 ===========       ==========

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE C - STOCK OPTIONS AND WARRANTS (CONTINUED)
-----------------------------------------------

Non-Employee Stock Options (Continued)
--------------------------------------

The estimated value of the options granted to consultants during the period ended March 31, 2003 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 10 years, a risk free interest rate of 1.25%, a dividend yield of 0% and volatility of 26%. The amount of the expense charged to operations in connection with granting the options was $219,020 and $113,115 during the period March 31, 2003 and 2002, respectively.

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

                          Warrants Outstanding                                Warrants Exercisable
                          --------------------                                --------------------
                                     Weighted Average      Weighted                        Weighted
                        Number    Remaining Contractual     Average         Number         Average
    Exercise Prices  Outstanding       Life (Years)     Exercise Price    Exercisable   Exercise Price
    ---------------  -----------       ------------     --------------    -----------   --------------
    $          .50      815,000               8.00      $         .50        815,000    $         .50
    $          .53      354,460               3.00      $         .53        354,460    $         .53
    $         1.00    4,618,800               3.00      $        1.00      4,618,800    $        1.00
                     -----------                                          -----------
                      5,788,260                                            5,788,260
                     ===========                                          ===========


Transactions involving warrants are summarized as follows:

                                                                Weighted Average
                                               Number of Shares  Price Per Share
                                                 -----------       ----------
       Outstanding at January 1, 2001             1,210,572        $    1.00
          Granted                                 3,528,665             0.67
          Exercised                                      --               --
          Canceled or expired                    (1,210,572)            1.00
                                                 -----------       ----------
       Outstanding at December 31, 2001           3,528,665        $    0.67
                                                 -----------       ----------
          Granted                                 1,667,460             0.87
          Exercised                              (1,650,675)            0.51
          Canceled or expired                       (13,990)            1.00
                                                 -----------       ----------
       Outstanding at December 31, 2002           3,531,460        $    0.84
                                                 -----------       ----------
          Granted                                 2,256,800             1.00
          Exercised                                      --               --
          Canceled or expired                            --               --
                                                 -----------       ----------
       Outstanding at March 31, 2003              5,788,260        $    0.90
                                                 ===========       ==========

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE C - STOCK OPTIONS AND WARRANTS (CONTINUED)
-----------------------------------------------

Warrants (Continued)
--------------------

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses during the period ended March 31, 2003 was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 3 to 8 years, a risk free interest rate of 1.25%, a dividend yield of 0% and volatility of 26%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services and services was $0 and $42,944 during the period ended March 31, 2003 and 2002, respectively. The Company also capitalized financing costs of $87,217 and $0 for compensatory warrants granted in connection with placement of convertible debentures for the period ended March 31, 2003 and 2002, respectively. The financing cost was amortized over the life (three years) of the convertible debenture.

NOTE D - RESTATEMENT OF FINANCIAL STATEMENTS
--------------------------------------------

The Company has restated its financial statements for the year ended December 31, 2001 and for the period ended March 31, 2002 to correct the following errors in the financial statements previously filed:

    o For the year ended December 31, 2001, the Company erroneously recorded the Black-Scholes value of the 940,000 warrants attached to its convertible debentures as an asset (financing cost), and amortized over the maturity period (three year) of the note.

    o For the year ended December 31, 2001, the Company erroneously recorded the beneficial conversion feature of its convertible debentures as an asset (financing cost) and the beneficial conversion feature was erroneously amortized over six-months (from the issuance of the note to the earliest conversion date).

    o For the year ended December 31, 2001, the Company erroneously recorded impairment of property and equipment as research and development expense.

    o For the period ended Match 31, 2002, the Company erroneously did not record and amortize the beneficial conversion feature of its convertible debentures and value of warrants attached to the convertible debentures.

     The net effect of the correction of these errors was to:

    o Decrease the Company's reported net loss for the year ended December 31, 2001 by $289,645 from $(2,006,140) to $(1,716,495). Increase the
         Company's reported net loss for the period ended March 31, 2002 by $95,482 from $(550,621) to $(646,103).

    o Decrease the loss per share for the year ended December 31, 2001 by $.01 from $(.09) to $(.08) per share. Increase the loss per share for the period ended March 31, 2002 by $.01 from $(.06) to $(.07) per share.

    o Decrease the deficiency accumulated during the development stage by $194,163 from $(3,520,454) to $(3,326,291).

    o    Decrease other assets by $518,357 from $661,050 to $142,693.

    o    Increase debt discount by $1,044,461 from $0 to $1,044,461.

    o Increase additional paid in capital by $331,941 from $2,251,134 to $2,583,075.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE E - SUBSEQUENT EVENTS
--------------------------

Subsequent to the date of the financial statements, the Company entered into an offering memorandum to sell up to $5,000,000 of Senior Notes in units of $100,000 with interest at 8% payable quarterly and 125,000 warrants per unit to purchase one share of the Common Stock of the Company. The warrants are exercisable at anytime after issuance of the Senior Note at an exercise price of $1.00 with a three year term. These notes are secured by a first lien priority security interest in all intellectual property assets of the Company. The proceeds are for expansion of sales, marketing and strategic partnership programs, build require infrastructure and fund working capital. In May 2003, the Company received $70,000 of proceeds from issuance of its Senior Notes.

Item 2.  Management's Plan of Operation

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of the Company
--------------------------

Telkonet is a high technology systems application developer with a primary focus on high-speed Internet distribution over the electrical power lines for the commercial buildings, hotels, multi-dwelling residential units, government and schools. Telkonet believes that through extensive research and development, it has refined a business model that will provide marketable Internet services across a wide spectrum of commercial and business end users. These products provide connectivity over the existing electrical wiring and do not require the addition of costly wiring, or major disruption to business activity. In many situations the Telkonet solution can be implemented more quickly and less expensively than adding dedicated wiring or installing wireless systems.

Telkonet believes that utilizing the power line to deliver high-speed Internet and telephone connectivity to these markets creates a significant and definitive niche market opportunity for the Company. Telkonet's solutions overcome many of the difficulties associated with powerline communications that historically have prevented the achievement of high data transmission rates.

Telkonet is now at a point in its business development cycle at which the system requirements and hardware have been developed, market tested and the Company is ready for market release of its suite of PlugPlus products for high-speed Internet access.

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

The Telkonet PlugPlus family of Internet access products provides a viable and cost effective alternative to the challenges of hard-wired and wireless local area networks (LANs). This solution set is comprised of three products, the PLUGPLUS GATEWAY, PLUGPLUS COUPLER and the PLUGPLUS MODEM.

The Telkonet PlugPlus Solution is aimed at multi-user applications such as hotels/motels, residential apartment complexes, government, schools and a variety of small and medium sized businesses. High-speed Internet connections are becoming widely available and providers are anxious to sell these connections to their new and existing customers. Several companies now specialize in providing T1 access and most telephone companies now offer DSL products. Providers are also offering connectivity through Microwave networks, 2-way Satellite, Fiber and Cable connections. However, these products share in the same problem: getting the access to where the customers want it.

The Telkonet solution interfaces to the backbone of the Internet by taking the signal from any of these broadband sources and, through the Telkonet PlugPlus Gateway, distributing access to the Internet to the ultimate user over the existing electrical wiring in the building. With the Telkonet PlugPlus Gateway in place, access is provided by simply plugging the user's Telkonet PlugPlus Modem into the nearest standard electrical outlet. Any existing electrical outlet in the structure can provide immediate access to the Internet via a Telkonet PlugPlus Modem. Moving the location of a PC, server, or printer is accomplished by simply moving the PlugPlus Modem to another electrical outlet. No additional wiring is required and changes can be made quickly and easily.

The Telkonet PlugPlus Gateway provides the connection to the incoming broadband signal (DSL, TL, Satellite, Cable Modem) and the Telkonet PlugPlus Modem connects to a user device. Many PCs, each equipped with one Telkonet PlugPlus Modem, can communicate amongst themselves and can share a single broadband resource via the Telkonet PlugPlus Gateway.

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

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Telkonet is commencing its transition from a development stage company with its planned PlugPlus product suite launch in the second quarter 2003. Telkonet may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of the Internet and power line communication technologies as a medium for customers to purchase the Telkonet's products, Telkonet's ability to acquire and deliver high quality products at a price lower than currently available to consumers, Telkonet's ability to obtain additional financing in a timely manner and on terms favorable to the Telkonet, Telkonet's ability to successfully attract customers at a steady rate and maintain customer satisfaction, Telkonet promotions, branding and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of the Telkonet's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by the Telkonet, the number of returns experienced by the Telkonet, and general economic conditions specific to the Internet, power-line communications, and the communications industry.

Revenues
--------

To date, Telkonet has not generated any revenues as it was in the development stage. Telkonet believes it will begin earning revenues from operations within the next twelve months as it transitions from a development stage company to that of an active growth and acquisition stage company.

Costs and expenses
------------------

>From its inception on November 3, 1999 through March 31, 2003, Telkonet has incurred operating expenses of $6,768,001. These expenses were associated principally with compensation to employees, product development costs and professional services. During the first quarter of 2003, Telkonet transitioned its focus on bringing their initial offering of powerline communication products to the hospitality sector of the commercial market with its Strategic Alliance Agreement with Choice Hotels International, Inc. Expenses increased by 96% over the first quarter of 2002 due to an increase in manpower expense related to the expansion of the development team, pre-production costs for the PlugPlus powerline products, and the ramp-up and increase in sales and marketing activities.

Liquidity and Capital Resources
-------------------------------

To date the Company has not generated revenues to offset any development and organizational expenses. As a result of the Company's operating losses from its inception through March 31, 2003, Telkonet generated a cash flow deficit of $5,283,212 from operating activities. The Company's current assets exceeded its current liabilities by $223,373 as of March 31, 2003. For the period from inception through March 31, 2003, the Company has accumulated losses of $7,899,418. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

While Telkonet has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Telkonet's current and projected cash flow deficits from operations and development. Telkonet is seeking financing in the form of a $5,000,000, 8% senior note offering in order to provide the necessary working capital. These notes provide for interest payable quarterly and includes warrants of 125,000 for each $100,000 units sold. The warrants are for the purchase of Common Stock of the Company exercisable up to three years from issuance at a $1.00 exercise price. There are no assurances Telkonet will be successful in raising the funds required.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Product Research and Development
--------------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenditures on research and product development for the first quarter of 2003 were $314,728 compared to $270,579 for the first quarter of 2002.

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

Number of Employees
-------------------

During the period ended March 31, 2003, the Company had 14 employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees. As the Company continues to expand, the Company will incur additional costs for personnel. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing. There are no assurances the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Limited public market, possible volatility of share price
---------------------------------------------------------

Telkonet's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol "TLKO". As of March 31, 2003, there were approximately 15,721,131 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by Telkonet or its competitors, failure to meet securities analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Telkonet's stock price.

Item 3. Controls and Procedures.

(a) Within the 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the U.S. Securities and Exchange Commission.

(b) Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

(a) In March 2003, Jenson Services, Inc. and James P. Doolin filed an action against the Company in the Third Judicial District Court in and for Salt Lake County, State of Utah. The action sets forth various counts all based on allegations that the Company, through its agents, promised to undertake a registration of Company securities and thereby allow the Plaintiffs to exercise piggy-back registration rights under a registration rights agreement. The action seeks damages from the Company in unspecified amounts. The Company believes that the claims of the Plaintiffs are without merit, that it has meritorious defenses to such claims, and the Company intends to defend itself against the Plaintiffs' claims in their entirety.

         Item 2 - Changes in Securities and Use of Proceeds

                  None


         Item 3.  Defaults Upon Senior Securities

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders

                  None

         Item 5.  Other Information

                  None

         Item 6.  Exhibits and Reports on Form 8-K

                    (a) Exhibits
                             No.     Description
                             ---     -----------
                             99.1    Certification of Ronald W. Pickett Pursuant
                                     to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
                             99.2    Certification of E. Barry Smith Pursuant to
                                     Section 906 of the Sarbanes-Oxley Act of
                                     2002 (filed herewith).

                    (b) Reports on Form 8-K filed during the three months ended
                        March 31, 2003.

On January 2, 2003, the Company filed a Current Report on Form 8- K dated January 2, 2003, reporting under Item 5, disclosing a capital structure realignment from the retirement of common stock by Company Founders.

On January 31, 2003, the Company filed a Current Report on Form 8-K dated January 31, 2003, reporting under Item 6, disclosing resignations and appointments of certain Directors and officers of the Company.

On February 3, 2003, the Company filed a Current Report on Form 8-K dated February 3, 2003, reporting under Item 6, disclosing resignations and appointments of certain Directors and officers of the Company.

On March 4, 2003, the Company filed a Current Report on Form 8- K dated March 4, 2003, reporting under Item 5, disclosing the strategic alliance agreement with Choice Hotels International.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Telkonet, Inc.
                                                      Registrant


May 15, 2003                                          By: /s/ Ronald W. Pickett
------------                                          -------------------------
Date                                                          Ronald W. Pickett
                                                              President

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


Date:  May 15, 2003

                                        /s/ Ronald W. Pickett
                                        ------------------------------
                                            Ronald W. Pickett
                                            President

                                 CERTIFICATIONS

I, E. Barry Smith, certify that:

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

Date:  May 15, 2003


                                        /s/ E. Barry Smith
                                        ------------------------------
                                            E. Barry Smith
                                            Chief Financial Officer