Form 10QSB/A
period 2003-03-31
TELKONET INC
filed 2003-05-20
CIK 1094084

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB/A
                                (Amendment No 1)

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

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE E - SUBSEQUENT EVENTS
--------------------------

Subsequent to the date of the financial statements, the Company entered into an offering memorandum to sell up to $5,000,000 of Senior Notes in units of $100,000 with interest at 8% payable quarterly and 125,000 warrants per unit to purchase one share of the Common Stock of the Company. The warrants are exercisable at anytime after issuance of the Senior Note at an exercise price of $1.00 with a three year term. These notes are secured by a first lien priority security interest in all intellectual property assets of the Company. The proceeds are for expansion of sales, marketing and strategic partnership programs, build require infrastructure and fund working capital. In May 2003, the Company received $800,000 of proceeds from issuance of its Senior Notes.

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

While Telkonet has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Telkonet's current and projected cash flow deficits from operations and development. Telkonet is seeking financing in the form of a $5,000,000, 8% senior note offering in order to provide the necessary working capital. These notes provide for interest payable quarterly and includes warrants of 125,000 for each $100,000 units sold. The warrants are for the purchase of Common Stock of the Company exercisable up to three years from issuance at a $1.00 exercise price. While there are no assurances Telkonet will be successful in raising the funds required, subsequent to March 31, 2003, the Company has received $800,000 of proceeds from the issuance of the Senior Notes.

By adjusting its operations and development to the level of capitalization , management belives it has suffucient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

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


May 19, 2003                                          By: /s/ Ronald W. Pickett
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


Date:  May 19, 2003

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

Date:  May 19, 2003


                                        /s/ E. Barry Smith
                                        ------------------------------
                                            E. Barry Smith
                                            Chief Financial Officer