Form 10QSB
period 2003-06-30
TELKONET INC
filed 2003-08-13
CIK 1094084

                          U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,793,264 shares of Common Stock ($.001 par value) as of August 12, 2003.


Transitional small business disclosure format:  Yes    No  x
                                                   ---    ---

                                             TELKONET, INC.

                                 Quarterly Report on Form 10-QSB for the
                                  Quarterly Period Ending June 30, 2003

                                            Table of Contents

                                                                                                  Page #
                                                                                                  ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                  June 30, 2003 and December 31, 2002                                                 3

                  Condensed Consolidated Statements of Losses:
                  Three Months Ended June 30, 2003 and 2002
                  Six Months Ended June 30, 2003 and 2002
                  November 3, 1999 (Date of Inception) through June 30, 2003                          4

                  Consolidated Statement of Deficiency in Stockholders' Equity
                  November 3, 1999 (Date of Inception) through June 30, 2003                       5 - 8

                  Condensed Consolidated Statements of Cash Flows:
                  Six Months Ended June 30, 2003 and 2002
                  November 3, 1999 (Date of Inception) through June 30, 2003                      9 - 10

                  Notes to Unaudited Condensed Consolidated Financial Information:
                  June 30, 2003                                                                  11 - 20

         Item 2.  Management's Plan of Operation                                                 21 - 24

         Item 3.  Controls and Procedures                                                            24

PART II.  OTHER INFORMATION                                                                          24

         Item 1.  Legal Proceedings                                                                  24

         Item 2.  Changes in Securities                                                              24

         Item 3.  Defaults Upon Senior Securities                                                    24

         Item 4.  Submission of Matters to a Vote of Security Holders                                24

         Item 5.  Other Information                                                                  24

         Item 6.  Exhibits and Reports on Form 8-K                                               25 - 29


Item 1.  Financial Statements (Unaudited)

                                           TELKONET, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      (Unaudited)        (Audited)
                                                                        June 30,       December 31,
                                                                          2003             2002
                                                                      ------------     ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                             $ 4,580,779      $    18,827
Inventory, net                                                            449,487           39,790
Other receivable                                                               --            1,550
Prepaid expenses and deposits                                              75,785            4,625
                                                                      ------------     ------------
Total current assets                                                    5,106,051           64,792

PROPERTY AND EQUIPMENT:
Furniture and equipment, at cost                                          161,462           73,215
Less:  accumulated depreciation                                            54,628           35,252
                                                                      ------------     ------------
                                                                          106,833           37,963
OTHER ASSETS
Financing costs, less accumulated amortization of $164,449 and
$101,692 at June 30, 2003 and December 31, 2002, respectively             217,060          192,600

                                                                      $ 5,429,945      $   295,355
                                                                      ============     ============
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                              $   981,038      $   518,865
Notes payable and capital leases                                          309,291          310,000
Due to shareholders                                                         7,500          130,330
                                                                      ------------     ------------
Total current liabilities                                               1,297,829          959,195

Convertible debentures, net of discounts - including related
parties (Note B)                                                        1,453,720          862,682

Senior notes payable (Note C)                                           5,000,000               --


COMMITMENTS AND CONTINGENCIES                                                  --               --

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued at June 30, 2003 and December 31, 2002
 (Note E)                                                                      --               --
Common stock, par value $.001 per share; 100,000,000 shares
 authorized; 15,977,795 and 15,721,131 shares issued and
 outstanding at June 30, 2003 and December 31, 2002, respectively
 (Note E)                                                                  15,978           15,721

Additional paid-in-capital                                              7,580,809        4,916,433

Accumulated deficit during development stage                           (9,918,391)      (6,458,676)
                                                                      ------------     ------------
Deficiency in stockholders' equity                                     (2,321,604)      (1,526,522)
                                                                      ------------     ------------
                                                                      $ 5,429,945      $   295,355
                                                                      ------------     ------------

      See accompanying footnotes to the unaudited condensed consolidated financial information

                                                          TELKONET, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                           (UNAUDITED)

                                                                                                              For the period from
                                                                                                                November 3, 1999
                                          For The Three Months Ended           For The Six Months Ended       (date of inception)
                                                    June 30,                            June 30,                    through
                                                            2002 (As                            2002 (As         June 30, 2003
                                                            Restated                            Restated         (As Restated
                                            2003            - Note F)            2003           - Note F)         - Note F)
                                        -------------     -------------     -------------     -------------     -------------
Costs and Expenses:
Research and Development                $    282,821      $    331,704      $    597,550      $    602,283      $  3,010,021

Selling, General and Administrative        1,173,675           236,321         1,693,797           357,831         4,360,918
Non-Employee Stock Options (Note D)           67,884           113,115           286,904           226,230           750,954

Depreciation and Amortization                 48,589            21,743            82,133            71,196           219,077
                                        -------------     -------------     -------------     -------------     -------------
Total Operating Expense                    1,572,969           702,883         2,660,384         1,257,540         8,340,971

Loss from Operations                      (1,572,969)         (702,883)       (2,660,384)       (1,257,540)       (8,340,971)


Other Income (Expense)                            --                --                --                --             4,579

Interest Income (Expense)                   (446,003)         (126,148)         (799,332)         (217,594)       (1,582,000)

Provision for Income Tax                          --                --                --                --                --
                                        -------------     -------------     -------------     -------------     -------------
                                            (446,003)         (126,148)         (799,332)         (217,594)       (1,577,421)

Net Loss                                $ (2,018,972)     $   (829,031)     $ (3,459,715)     $ (1,475,134)     $ (9,918,391)
                                        =============     =============     =============     =============     =============
Loss per common share (basic and
assuming dilution)                      $      (0.13)     $      (0.06)     $      (0.22)     $      (0.09)     $      (0.62)
                                        =============     =============     =============     =============     =============

Weighted average common shares
outstanding                               15,827,613        14,154,678        15,774,666        17,244,540        15,998,108

                    See accompanying footnotes to the unaudited condensed consolidated financial information

                                                           TELKONET, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO JUNE 30, 2003

                                                                                                          Deficit
                                           Pref-                                                Common   Accumulated
                                 Pref-     erred                     Common       Additional    Stock      During
                                 erred     Stock      Common         Stock         Paid in      Subscr-  Development
                                 Shares    Amount     Shares         Amount        Capital      iption      Stage           Total
                                --------  -------   -----------   ------------   ------------  --------  ------------   ------------
Net Loss                             --       --            --             --             --        --   $   (33,973)   $   (33,973)
                                --------  -------   -----------   ------------   ------------  --------  ------------   ------------

BALANCE AT DECEMBER 31, 1999         --       --            --             --             --        --       (33,973)       (33,973)
Shares issued to founders
January 2000, in exchange
for services and costs
valued at $ 0.60 per share           --       --        19,300            193         11,387        --            --         11,580
Shares issued in June 2000,
for cash in connection
with private placement at
$375 per share, net of costs         --       --         1,735             17        644,219        --            --        644,236
Shares issued in July 2000,
for warrants exercised at a
price of $375 per share              --       --           190             --         71,250        --            --         71,250
Shares issued in August 2000,
in connection with the
merger of Comstock Coal and
Telkonet Communications, Inc         --       --    21,775,335         21,775             --        --            --         21,775
August 2000, retirement of
Telkonet Communications, Inc
shares                               --       --       (21,225)          (210)            --        --            --           (210)
Shares issued in October 2000,
in exchange for warrants
exercised at a price of $1
per share                            --       --        29,145             29         29,115        --            --         29,144
Shares issued in October 2000,
in exchange for warrants
exercised at a price of
$ 0.40 per share                     --       --        10,891             11          4,345        --            --          4,356

Net loss                             --       --            --             --             --        --      (929,720)      (929,720)
                                --------  -------   -----------   ------------   ------------  --------  ------------   ------------
 BALANCE AT DECEMBER 31, 2000        --   $   --    21,815,371    $    21,815    $   760,316   $    --   $  (963,693)   $  (181,562)
                                ========  =======   ===========   ============   ============  ========  ============   ============

                      See accompanying footnotes to the unaudited condensed consolidated financial information

                                                           TELKONET, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO JUNE 30, 2003

                                                                                                           Deficit
                                                                                                         Accumulated
                                                  Pref-                                         Common     During
                                         Pref-    erred                   Common   Additional   Stock      Develop-
                                         erred    Stock       Common      Stock     Paid in     Subscr-     ment
                                         Shares   Amount      Shares      Amount    Capital     iption      Stage          Total
                                         -------  -------  ------------  --------  -----------  -------  ------------   ------------
 Balance Forward                             --   $   --    21,815,371   $21,815   $  760,316   $   --   $  (963,693)   $  (181,562)
Shares issued in June 2001,
for cash in connection with a
private placement, shares
issued at $.50 a share, net
of costs                                     --       --       260,000       260      129,740       --            --        130,000
1,839,378 warrants issued in
June 2001, valued at $0.13 per
warrant, in exchange for
services                                     --       --            --        --      237,035       --            --        237,035
72,668 stock options issued in
June 2001, valued at $ 0.09 per
stock option, in exchange for
services                                     --       --            --        --        6,375       --            --          6,375
245,287 warrants issued in
July 2001, valued at $0.08 per
warrant, in exchange for
services                                     --       --            --        --       18,568       --            --         18,568
36,917 stock options issued in
July 2001, valued at $ 0.08 per
warrant, in exchange for
services                                     --       --            --        --        2,795       --            --          2,795
Shares issued in August 2001,
for cash in connection with a
private placement, shares
issued at $.50 a share, net of
costs                                        --       --        40,000        40       19,960       --            --         20,000
241,000 warrants issued in
August 2001, valued at $ 0.39
per warrant in exchange for
financing costs                              --       --            --        --       85,818       --            --         85,818
150,000 warrants issued in
August 2001, valued at $ 0.16
per warrant, in exchange for
services                                     --       --            --        --       23,340       --            --         23,340
36,917 stock options issued
in August 2001, valued at
$0.06 per stock option, in
exchange for services                        --       --            --        --        2,422       --            --          2,422
25,000 warrants issued in
September 2001, valued at
$0.30 per warrant in exchange
for services                                 --       --            --        --        7,380       --            --          7,380
95,000 warrants issued in
October 2001, valued at
$0.21 per warrant, in exchange
for services                                 --       --            --        --       19,558       --            --         19,558
25,000 warrants issued in
November 2001, valued at
$0.33 per warrant, in exchange
for services                                 --       --            --        --        8,218       --            --          8,218
25,000 warrants issued in
December 2001, valued at
$0.30 per warrant, in exchange
for services                                 --       --            --        --        7,380       --            --          7,380
Beneficial conversion feature
of convertible debentures
(Note B)                                     --       --            --        --      837,874       --            --        837,874
Value of warrants attached to
convertible debentures (Note B)              --       --            --        --       77,254       --            --         77,254

Net loss                                     --       --            --        --           --       --    (1,716,495)    (1,716,495)
                                         -------  -------  ------------  --------  -----------  -------  ------------   ------------
BALANCE AT DECEMBER 31, 2001
(AS RESTATED- NOTE D)                        --   $   --    22,115,371   $22,115   $2,244,033   $   --   $(2,680,188)   $  (414,040)
                                         =======  =======  ============  ========  ===========  =======  ============   ============

                      See accompanying footnotes to the unaudited condensed consolidated financial information

                                                           TELKONET, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO JUNE 30, 2003

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
                               ======  =======  ============   =========   ============   ============   ============   ============

                      See accompanying footnotes to the unaudited condensed consolidated financial information

                                                           TELKONET, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO JUNE 30, 2003

                                                                                                           Deficit
                                             Pref-                                          Common       Accumulated
                                    Pref-    erred                  Common    Additional    Stock          During
                                    erred    Stock      Common      Stock      Paid in      Subscr-      Development
                                    Shares   Amount     Shares      Amount     Capital      iption          Stage          Total
                                   --------  -------  -----------  --------  -----------  ------------   ------------   ------------
BALANCE FORWARD                         --   $   --   15,721,131   $15,721   $4,916,433            --    $(6,458,676)   $(1,526,522)
Shares issued in April 2003
in exchange for convertible
debentures at $ .50 per share
(Note E)                                --       --       40,000        40       19,960            --             --         20,000
Shares issued in April 2003
in exchange for services @
$1.54 per share (Note E)                --       --       49,998        50       76,695            --             --         76,745
Shares issued in June 2003
for employee options exercised
at $1.00 per share (Note E)             --       --       83,333        83       83,250            --             --         83,333
Shares issued in June 2003
for non-employee options
exercised at $1.00 per share
(Note E)                                --       --       83,333        83       83,250            --             --         83,333
Stock based compensation for
the issuance of stock options
to consultants in exchange for
services (Note D)                       --       --           --        --      286,904            --             --        286,904
Stock based compensation for
the issuance of warrants in
exchange for financing costs
(Note D)                                --       --           --        --       87,217            --             --         87,217
Beneficial conversion feature
of convertible debentures
(Note B)                                --       --           --        --    1,761,675            --             --      1,761,675
Value of warrants attached
to convertible debentures
(Note B)                                --       --           --        --      265,425            --             --        265,425

Net Loss                                --       --           --        --           --            --     (3,459,715)    (3,459,715)
                                   --------  -------  -----------  --------  -----------  ------------   ------------   ------------

BALANCE AT JUNE 30, 2003                --   $   --   15,977,795   $15,978   $7,580,809   $        --    $(9,918,391)   $(2,321,604)
                                   ========  =======  ===========  ========  ===========  ============   ============   ============

                      See accompanying footnotes to the unaudited condensed consolidated financial information

                                                   TELKONET, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                                      For the period
                                                                                                      from November
                                                                                                      3, 1999 (date
                                                                Six Months Ended June 30,             of inception)
                                                                -------------------------                through
                                                                                 2002 (As             June 30, 2003
                                                                                 Restated             (As Restated
                                                                  2003           - Note F)              - Note F)
                                                              ------------      ------------          -------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from development stage operations                    $(3,459,715)      $(1,475,134)          $ (9,918,391)

Adjustments to reconcile net loss from development stage operations to cash used for operating activities

Amortization of debt discount - beneficial
conversion feature of convertible debentures                      538,425           183,926              1,071,847

Amortization of debt discount - value of warrants
attached to convertible debentures                                 72,614            16,452                120,556

Stock options and warrants issued in exchange for
services rendered                                                 286,904                --              1,242,766

Common stock issued in exchange for services
rendered                                                           76,745           138,722                227,047

Common stock issued in exchange for conversion of
interest                                                               --            21,793                 21,793

Impairment of property and equipment                                   --                --                 39,287

Depreciation and amortization of financing costs                   82,133            71,196                219,077

Increase (decrease) in:

Other receivable                                                    1,550                --                     --
Inventory                                                        (409,696)               --               (449,487)
Prepaid expenses and deposits                                     (71,160)               --                (75,785)
Accounts payable and accrued expenses, net                        462,173           201,051                981,038
                                                              ------------      ------------          -------------
NET CASH USED IN OPERATING ACTIVITIES                          (2,420,027)         (841,994)            (6,520,252)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures, net of disposals                            (28,957)          (19,499)              (141,459)
                                                              ------------      ------------          -------------
NET CASH USED IN INVESTING ACTIVITIES                             (28,957)          (19,499)              (141,459)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock, net of costs                       --            99,702              1,751,224
Proceeds from (repayments of) stockholder advances               (122,830)               --                  7,500
Proceeds from issuance of convertible debentures,
net of costs                                                    2,027,100           715,407              4,067,100
Proceeds from issuance of senior notes, net of costs            5,000,000                --              5,000,000
Proceeds from exercise of stock options                           166,666                --                166,666
Repayments of loans                                               (60,000)          166,500               (150,000)
Proceeds from loans                                                    --                --                400,000
                                                              ------------      ------------          -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       7,010,935           981,609             11,242,490


NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                 4,561,952           120,116              4,580,779

Cash and cash equivalents at the beginning of the
period                                                             18,827            21,885                     --
                                                              ------------      ------------          -------------
Cash and cash equivalents at the end of the period            $ 4,580,779       $   142,001           $  4,580,779
                                                              ------------      ------------          -------------

              See accompanying footnotes to the unaudited condensed consolidated financial information

                                                         TELKONET, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)

                                                                                                                 For the period
                                                                                                                 from November
                                                                                                                 3, 1999 (date
                                                                           Six Months Ended June 30,             of inception)
                                                                           -------------------------                through
                                                                                            2002 (As             June 30, 2003
                                                                                            Restated             (As Restated
                                                                             2003           - Note F)              - Note F)
                                                                         ------------      ------------          -------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                                 $    10,423       $    17,216           $    35,388
Income taxes paid                                                                 --                --                    --
Non-cash transactions:                                                            --                --                    --
Issuance of stock options and warrants in exchange for
  services rendered                                                          286,904                --             1,242,766
Issuance of stock warrants in exchange for financing costs                    87,217                --               173,691
Common stock issued for services rendered                                     76,745           138,722               227,047
Common stock issued in exchange for interest                                      --            21,793                21,793
Common stock issued in exchange for conversion of convertible
  debenture                                                                   20,000                --                20,000
Notes payable issued in connection with capital lease                         59,291                --                59,291
Beneficial conversion feature on convertible debentures                    1,761,675           693,018             3,440,426
Value of warrants attached to convertible debentures                         265,425            56,082               467,356
Acquisition:
   Assets Acquired                                                                --                --                     1
   Accumulated Deficit                                                            --                --                 2,643
   Liabilities Assumed                                                            --                --                (2,642)
                                                                         ------------      ------------          ------------
                                                                         $        --       $        --           $         1
                                                                         ------------      ------------          ------------

                   See accompanying footnotes to the unaudited condensed consolidated financial information

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the quarter ended June 30, 2003.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Stock Based Compensation (Continued)
     ------------------------------------

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note D):

                                                        For the three months ended         For the six months ended
                                                                  June 30,                         June 30,
                                                           2003             2002             2003             2002
                                                           ----             ----             ----             ----
Net loss - as reported                                 $(2,018,972)     $  (829,031)     $(3,459,715)     $(1,475,134)
Add: Total stock based employee compensation
expense as reported under intrinsic value method
(APB. No. 25)                                                   --               --               --               --
Deduct: Total stock based employee compensation
expense as reported under fair value based method
(SFAS No. 123)                                          (1,129,199)         (52,708)      (1,291,134)        (105,416)
                                                       ------------     ------------     ------------     ------------
Net loss - Pro Forma                                   $(3,148,171)     $  (881,739)     $(4,750,849)     $(1,580,550)
Net loss attributable to common stockholders - Pro
forma                                                  $(3,148,171)     $  (881,739)     $(4,750,849)     $(1,580,550)
Basic (and assuming dilution) loss per share - as
reported                                               $     (0.13)     $     (0.06)     $     (0.22)     $     (0.09)
Basic (and assuming dilution) loss per share - Pro
forma                                                  $     (0.20)     $     (0.06)     $     (0.30)     $     (0.09)

New Accounting Pronouncements
-----------------------------

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2003 and December 31, 2002 is as follows:

                                                               June 30, 2003       December 31, 2002
                                                               -------------       -----------------
  Convertible notes payable ("Debenture-1"), in
  quarterly installments of interest only at 8% per
  annum, unsecured and due three years from the date of
  the note with the latest maturity May 2005;
  Noteholder has the option to convert unpaid note
  principal together with accrued and unpaid interest
  to the Company's common stock at a rate of $.50 per
  share six months after issuance.                            $    1,669,100         $   1,689,100

  Debt Discount - beneficial conversion feature, net
  of accumulated amortization of $787,014 and
  $531,858 at June 30, 2003 and December 31, 2002,
  respectively                                                      (743,878)             (999,034)

  Debt Discount - value attributable to warrants
  attached to notes, net of accumulated amortization
  of $69,428 and  $47,216 at June 30, 2003 and
  December 31, 2002, respectively                                    (63,908)              (86,120)
                                                              ---------------        --------------
                                                                     861,314               603,946

  Convertible notes payable ("Series B Debenture"), in
  quarterly installments of interest only at 8% per
  annum, unsecured and due three years from the date of
  the note with the latest maturity February 2006;
  Noteholder has the option to convert unpaid note
  principal together with accrued and unpaid interest
  to the Company's common stock at a rate of $.55 per
  share six months after issuance.                                 2,500,000               472,900

  Debt Discount - beneficial conversion feature, net of
  accumulated amortization of $284,833 and $1,564 at
  June 30, 2003 and December 31, 2002, respectively               (1,624,702)             (146,295)

  Debt Discount - value attributable to warrants
  attached to notes, net of accumulated amortization of
  $51,128 and $726 at June 30, 2003 and December 31,
  2002, respectively                                                (282,892)              (67,869)
                                                              ---------------        --------------

                                                                     592,406               258,736
                                                              ---------------        --------------
  Total                                                       $    1,453,720         $     862,682
                                                              ---------------        --------------
  Less: current portion                                                    -                     -
                                                              ---------------        --------------
                                                              $    1,453,720         $     862,682
                                                              ---------------        --------------

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

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

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

Series B Debentures

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

The Company amortized the Debenture 1 and the Series B Debenture debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $611,039 and $200,377 for the six month ended June 30, 2003 and 2002, respectively.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE C - SENIOR NOTES PAYABLE

In April, May and June 2003, the Company issued Senior Note to Company officers, shareholders, and sophisticated investors in exchange for $5,000,000, exclusive of placement costs and fees .The Senior Note is in units of $100,000, in quarterly installments of interest at 8% per annum and is due three years from the date of the note with the latest maturity date of June 2006. Attached to each unit of the Senior Note are 125,000 warrants to purchase the common stock of the Company. The warrants have a three-year contractual life and are exercisable immediately after the issuance of the note at exercise price of $1.00 per share. The Senior Notes are secured by a first lien priority security interest in all intellectual property assets of the Company. The Company plans to use the proceeds from Senior Note for expansion of sales, marketing and strategic partnership programs, build of required infrastructure and as working capital.

NOTE D - STOCK OPTIONS AND WARRANTS

Employee Stock Options
----------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                                  Options Outstanding                                  Options Exercisable
                                  -------------------                                  -------------------
                                            Weighted Average         Weighted                           Weighted
                             Number        Remaining Contractual      Average          Number            Average
        Exercise Prices    Outstanding         Life (Years)        Exercise Price    Exercisable      Exercise Price
               $1.00         6,775,000                  9.19           $1.00         1,769,935           $1.00
               $1.51           200,000                  9.75           $1.51            16,667           $1.51
               $2.35           465,000                  9.75           $2.35            38,751           $2.35
               $3.43            25,000                  9.75           $3.43             2,083           $3.43
                            -----------                ------          ------       -----------          ------
                             7,465,000                  9.27           $1.11         1,827,436           $1.04
                            -----------                ------          ------       -----------          ------

Transactions involving stock options issued to employees are summarized as follows:

                                                                                            Weighted Average
                                                                    Number of Shares         Price Per Share
                                                                    ----------------         ---------------
       Outstanding at January 1, 2001                                        840,000                       -
          Granted                                                            215,000           $        1.00
          Exercised                                                                -                       -
          Canceled or expired                                                      -                       -
                                                                        -------------          --------------
       Outstanding at December 31, 2001                                    1,055,000                    1.00
                                                                        -------------          --------------
          Granted                                                          2,835,000                    1.00
          Exercised                                                       (1,000,000)                   1.00
          Canceled or expired                                             (1,440,000)                   1.00
                                                                        -------------          --------------
       Outstanding at December 31, 2002                                    1,450,000           $        1.00
                                                                        -------------          --------------
          Granted                                                          6,098,333                    1.11
          Exercised                                                          (83,333)                   1.00
          Canceled or expired                                                      -                       -
                                                                        -------------          --------------
       Outstanding at June 30, 2003                                        7,465,000           $        1.11
                                                                        -------------          --------------

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Employee Stock Options (Continued)
----------------------------------

The weighted-average fair value of stock options granted to employees during the period ended June 30, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                               2003       2002
                                                               ----       ----
       Significant assumptions (weighted-average):
           Risk-free interest rate at  grant date              1.25%      1.67%

           Expected stock price volatility                       26%        26%
           Expected dividend payout                               -          -
           Expected option life-years (a)                        10         10

         (a) The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(4,750,849) and $(0.30) for the period ended June 30, 2003 and $(1,580,550) and $(0.09) for the period ended June 30, 2002, respectively.

Non-Employee Stock Options
--------------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
      $     1.00         2,871,667                9.18              $    1.00        1,598,750      $    1.00

Transactions involving options issued to non-employees are summarized as follows:

                                                                                              Weighted Average
                                                                       Number of Shares       Price Per Share
                                                                       ----------------       ---------------
       Outstanding at January 1, 2001                                        246,502           $        0.70
          Granted                                                                  -                       -
          Exercised                                                                -                       -
          Canceled or expired                                                      -                       -
                                                                       --------------          --------------
       Outstanding at December 31, 2001                                      246,502                    0.70
                                                                       --------------          --------------
          Granted                                                          2,455,000                    1.00
          Exercised                                                       (1,146,502)                   0.96
          Canceled or expired                                                      -                       -
                                                                       --------------          --------------
       Outstanding at December 31, 2002                                    1,555,000           $        1.00
                                                                       --------------          --------------
          Granted                                                          1,400,000                    1.00
          Exercised                                                          (83,333)                   1.00
          Canceled or expired                                                      -                       -
                                                                       --------------          --------------
       Outstanding at June 30, 2003                                        2,871,667           $        1.00
                                                                       --------------          --------------

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Non-Employee Stock Options (Continued)
--------------------------------------

The estimated value of the options granted to consultants during the period ended June 30, 2003 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 10 years, a risk free interest rate of 1.25%, a dividend yield of 0% and volatility of 26%. The amount of the expense charged to operations in connection with granting the options was $286,904 and $226,230 during the period June 30, 2003 and 2002, respectively.

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

                                Warrants Outstanding                                   Warrants Exercisable
                                --------------------                                   --------------------
                                               Weighted Average          Weighed                        Weighted
                              Number        Remaining Contractual        Average         Number         Average
        Exercise Prices     Outstanding           Life (Years)        Exercise Price   Exercisable    Exercise Price
        ---------------     -----------           ------------        --------------   -----------    --------------
           $     .50           815,000                      8.00        $     .50        815,000       $     .50
           $     .53           354,460                      3.00        $     .53        354,460       $     .53
           $     .66           229,700                      3.00        $     .66        229,700       $     .66
           $    1.00        10,639,100                      3.00        $    1.00     10,639,100       $    1.00
           $    2.54            50,000                      3.00        $    2.54         50,000       $    2.54
           $    2.97            35,000                      3.00        $    2.97         35,000       $    2.97
                            -----------                  --------       ----------   ------------      ----------
                            12,123,260                      3.34        $    0.96     12,123,260       $    0.96
                            -----------                  --------       ----------   ------------      ----------

Transactions involving warrants are summarized as follows:

                                                                                              Weighted Average
                                                                     Number of Shares         Price Per Share
                                                                     ----------------         ---------------
       Outstanding at January 1, 2001                                      1,210,572           $        1.00
          Granted                                                          3,528,665                    0.67
          Exercised                                                                -                       -
          Canceled or expired                                             (1,210,572)                   1.00
                                                                      ---------------          --------------
       Outstanding at December 31, 2001                                    3,528,665           $        0.67
                                                                      ---------------          --------------
          Granted                                                          1,667,460                    0.87
          Exercised                                                       (1,650,675)                   0.51
          Canceled or expired                                                (13,990)                   1.00
                                                                      ---------------          --------------
       Outstanding at December 31, 2002                                    3,531,460           $        0.84
                                                                      ---------------          --------------
          Granted                                                          8,591,800                    1.01
          Exercised                                                                -                       -
          Canceled or expired                                                      -                       -
                                                                      ---------------          --------------
       Outstanding at June 30, 2003                                       12,123,260           $        0.96
                                                                      ---------------          --------------

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses during the period ended June 30, 2003 was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 3 to 8 years, a risk free interest rate of 1.25%, a dividend yield of 0% and volatility of 26%. The amount of the expense charged to operations for compensatory warrants granted in exchange for financing expenses was $0 and $85,620 during the period ended June 30, 2003 and 2002, respectively. The Company also capitalized financing costs of $87,732 and $39,346 for compensatory warrants granted in connection with placement of convertible debentures for the period ended June 30, 2003 and 2002, respectively. The financing cost was amortized over the life (three years) of the convertible debenture.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE E - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of June 30, 2003 and December 31, 2002, the Company has no preferred stock issued and outstanding. The company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2003 and December 31, 2002, the Company has 15,977,795 and 15,721,131
shares of common stock issued and outstanding, respectively.

In April 2003, the Company issued 40,000 shares of common stock at $0.50 per share to one of its Debenture-1 noteholder in exchange for $20,000 of conversion of debts.

In April 2003, the Company issued 49,998 shares of common stock at approximately $1.54 per share to consultants for in exchange for services rendered, which approximated the fair value of the shares issued during the period the services were completed and rendered. Compensation costs of $76,745 were charged to income during the period ended June 30, 2003.

In June 2003, the Company issued 83,333 shares of common stock to an employee in exchange for exercised employee stock options at $1.00 per share, totaling $83,333. Additionally, the Company issued 83,333 shares of common stock to a consultant in exchange for exercised non-employee stock options at $1.00 per share, totaling $83,333.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE F - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended December 31, 2001 and for the period ended June 30, 2002 to correct the following errors in the financial statements previously filed:

         o For the year ended December 31, 2001, the Company erroneously recorded the Black-Scholes value of the 940,000 warrants attached to its convertible debentures as an asset (financing cost), and amortized over the maturity period (three year) of the note.
         o For the year ended December 31, 2001, the Company erroneously recorded the beneficial conversion feature of its convertible debentures as an asset (financing cost) and the beneficial conversion feature was erroneously amortized over six-months (from the issuance of the note to the earliest conversion date).
         o For the year ended December 31, 2001, the Company erroneously recorded impairment of property and equipment as research and development expense.
         o For the period ended June 30, 2002, the Company erroneously did not record and amortize the beneficial conversion feature of its convertible debentures and value of warrants attached to the convertible debentures.

     The net effect of the correction of these errors was to:

         o Decrease the Company's reported net loss for the year ended December 31, 2001 by $289,645 from $(2,006,140) to
                  $(1,716,495). Increase the Company's reported net loss for the period June 30, 2002 by $231,830 from $(1,243,304) to
                  $(1,475,134).
         o Decrease the loss per share for the year ended December 31, 2001 by $.01 from $(.09) to $(.08) per share. Increase the loss per share for the period ended June 30, 2002 by $.02 from $(.07) to $(.09) per share.
         o Decrease the deficiency accumulated during the development stage from November 3, 1999 to June 30, 2002, by $57,815 from $(4,213,137) to $(4,155,322).
         o Decrease other assets (financing costs) as of June 30, 2002, by $507,728 from $628,525 to $120,797.
         o Increase debt discount as of June 30, 2002, by $1,362,523 from $0 to $1,362,523.
         o Increase additional paid in capital as of June 30, 2002, by $771,979 from $3,466,421 to $4,238,400.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE G - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Debenture-1 Noteholders (see Note B) put forth to the Company its demand registration request for the registration of common shares of the Company sufficient to cover the conversion of their debentures and exercise of the attached warrants. Accordingly, the Company notified the Series B Debenture Noteholder (Note B), Senior Noteholders (Note C) and Warrant holders with piggy-back registration rights requesting their election to participate in the registration. The Company anticipates additional cash resources generated as the result of exercise of the warrants however the amount of funding cannot be determined until September 12th, at which time the exercise price is required to be paid to the Company. In August 2003, the Company issued an aggregate of 7,514,541 shares of common stock in connection with the conversion of Debenture-1 of $1,517,100 and Series B Debentures of $2,180,000 and the issuance of common stock related accrued interest of $187,039 and $85,586, respectively. The proforma balance sheet below represents the effect of the conversion of the debentures as if it had occurred as of June 30, 2003.

SUMMARY PROFORMA BALANCE SHEET
                                             Unaudited         Proforma Adjustments     Proforma
                                             June 30, 2003      Dr.           Cr.       June 30, 2003
ASSETS:
Cash                                             4,580,779     3,000,000                    7,580,779
Other current assets                               525,272                                    525,272
                                            ----------------------------------------------------------
Total current assets                             5,106,051     3,000,000                    8,106,051
Other assets                                       323,893                                    323,893
                                            ----------------------------------------------------------
Total Assets                                     5,429,945     3,000,000                    8,429,945
                                            ==========================================================

LIABILITIES & SHAREHOLDER'S EQUITY
Current liabilities                              1,297,829       272,625             -      1,025,204
Convertible debentures - net of discounts        1,453,720     1,453,720                            -
Senior notes                                     5,000,000                                  5,000,000

Shareholder's (deficiency) equity               (2,321,604)                  4,726,345      2,404,741
                                            ----------------------------------------------------------

Total liabilities & shareholder's equity         5,429,945     1,726,345     4,726,345      8,429,945
                                            ==========================================================

NOTES TO PROFORMA BALANCE SHEET:

(1) Conversion of convertible debentures
(2) Assumes 30% exercise warrants.
(3) Stock Issuance for debenture interest

Item 2.  Management's Plan of Operation

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of the Company
--------------------------

Telkonet is a high technology systems application developer with a primary focus on high-speed Internet distribution over the electrical power lines for the commercial buildings, hotels, multi-dwelling residential units, government and schools. Telkonet believes that through extensive research and development, it has refined a business model that will provide marketable Internet services across a wide spectrum of commercial and business end users. These products provide connectivity over the existing electrical wiring does not require the addition of costly wiring, or major disruption to business activity. In many situations the Telkonet solution can be implemented more quickly and less expensively than adding dedicated wiring or installing wireless systems.

Telkonet believes that utilizing the power line to deliver high-speed Internet and telephone connectivity to these markets creates a significant and definitive niche market opportunity for the Company. Telkonet's solutions overcome many of the difficulties associated with powerline communications that historically have prevented the achievement of high data transmission rates.

Telkonet has completed its development cycle of its commercial grade high-speed Internet access product solution, manufactured product and has commenced marketing its suite of PlugPlus products for high-speed Internet access.

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

The Telkonet PlugPlus Solution is aimed at multi-user applications such as hotels/motels, residential apartment complexes, government, schools and a variety of small and medium sized businesses. High-speed Internet connections are becoming widely available and providers are focused on meeting the demands of new and existing customers needs for high-speed Internet access. Several companies now specialize in providing T1 access and most telephone companies now offer DSL products. Providers are also offering connectivity through Microwave networks, 2-way Satellite, Fiber and Cable connections. However, these products share in the same problem: getting the access to where the customers want it.

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

The Telkonet PlugPlus Gateway provides the connection to the incoming broadband signal (DSL, TL, Satellite, and Cable Modem) and the Telkonet PlugPlus Modem connects to a user device. Many PCs, each equipped with one Telkonet PlugPlus Modem, can communicate amongst themselves and can share a single broadband resource via the Telkonet PlugPlus Gateway.

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

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Telkonet is commencing its transition from a development stage company with its planned PlugPlus product suite launched during the second quarter 2003. Telkonet may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of the Internet and power line communication technologies as a medium for customers to purchase Telkonet's products, Telkonet's ability to acquire and deliver high quality products at a price lower than currently available to consumers, Telkonet's ability to obtain additional financing in a timely manner and on terms favorable to the Telkonet, Telkonet's ability to successfully attract customers at a steady rate and maintain customer satisfaction, Telkonet promotions, branding and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of Telkonet's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by Telkonet, the number of returns experienced by Telkonet, and general economic conditions specific to the Internet, power-line communications, and the communications industry.

Revenues
--------

To date, Telkonet has not generated any revenues as it was in the development stage. Telkonet believes it will begin earning revenues from operations within the next three to six months with the acceleration of its sales and marketing efforts.

Costs and expenses
------------------

From its inception on November 3, 1999 through June 30, 2003, Telkonet has incurred operating expenses of $8,340,971. These expenses were associated principally with compensation to employees, product development costs, professional services and costs associated with non-employee stock options.

Overall expenses increased for the three and six months ended June 30 2003 over the comparable period in 2002 by $870,086 or 124% and $ $1,402,843 or 112%
respectively. These increases are principally due to an increase in payroll and related costs for development, sales and marketing and administrative functions, and external costs associated with product development, pre-production costs for the PlugPlus powerline products, ramp-up of sales and marketing activities and costs associated with non-employee stock options issued in connection with services rendered.

Liquidity and Capital Resources
-------------------------------

To date Telkonet has not generated revenues to offset any development and organizational expenses. As a result of Telkonet's operating losses from its inception through June 30, 2003, Telkonet generated a cash flow deficit of $6,520,252 from operating activities. Telkonet's current assets exceeded its current liabilities by $3,808,222 as of June 30, 2003. For the period from inception through June 30, 2003, Telkonet has accumulated losses of $9,918,391. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

While Telkonet has raised capital to meet its working capital and financing needs to date, additional financing may be required in order to meet Telkonet's current and projected cash flow deficits from operations and development during the next twelve months. Management belives it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

During the second quarter, Telkonet completed its $5,000,000, 8.0% senior note offering, the proceeds of which were used to provide the necessary working capital. These notes provide for interest payable quarterly and include non-detachable warrants to purchase 125,000 shares of our common stock for each $100,000 units sold. The warrants are exercisable for three years from issuance at an exercise price of $1.00 per share.

After June 30, 2003, the Series A Debenture noteholders demanded registration of shares of common stock sufficient to cover the conversion of their debentures and exercise of the attached warrants. Accordingly, Telkonet notified the Series B Debenture Noteholder, Senior Noteholders and Warrant holders with piggy-back registration rights of the right to participate in the registration. Telkonet anticipates that additional cash resources will be generated as the result of exercise of the warrants. However, the amount of such funding cannot be determined until September 12, 2003, at which time the exercise price for the warrants is required to be paid to Telkonet.

Telkonet's independent certified public accountants have stated in their report included in Telkonet's December 31, 2002 Form 10-KSB, that Telkonet has incurred operating losses in the last two years, and that Telkonet is dependent upon management's ability to develop profitable operations. These factors, among others, may raise substantial doubt about Telkonet's ability to continue as a going concern.

Product Research and Development
--------------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenses for the three and six months ended June 30, 2003 decreased over the comparable period in 2002 by $48,882 or 15.0% and $4,773 or 1.0% respectively. During the second quarter of 2002, non-recurring costs of approximately $49,000 related to the purchase of prototype units, PCB board testing and UL and FCC testing were incurred.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses increased for the three and six months ended June 30, 2003 over the comparable period in 2002 by $937,354 or 397% and $1,335,966 or 373.0%, respectively. These increases were related to one-time costs associated with the Senior Note and Series B Debenture fund raising including commissions, public relations and employee separation costs.

Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

During the period ended June 30, 2003, Telkonet renewed certain operating equipment leases and added a $1.00 buy-out option at the end of the new 18 month lease term. Accordingly, the leases and the related debt obligations for approximately $52,000 were capitalized. Telkonet does not anticipate the sale of any significant property, plant or equipment during the next twelve months. Telkonet does not anticipate the acquisition of any significant property, plant or equipment during the next twelve months, other than leasehold improvements, computer equipment and peripherals used in Telkonet's day-to-day operations.

Number of Employees
-------------------

During the period ended June 30, 2003, Telkonet had 17 employees. In order for Telkonet to attract and retain quality personnel, Telkonet anticipates it will continue to offer competitive salaries to current and future employees. As Telkonet continues to expand, Telkonet will incur additional costs for personnel. This projected increase in personnel is dependent upon Telkonet generating revenues and obtaining sources of financing. There are no assurances Telkonet will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Trends, Risks and Uncertainties
-------------------------------

Telkonet has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that Telkonet has identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment in Telkonet's common stock. Telkonet's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving power line modulation and transmission technologies. Telkonet will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, Telkonet's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that Telkonet will be able to generate sufficient revenues from the sale of its first product and other product candidates. Telkonet expects negative cash flow from operations to continue for the next six months as it continues to develop and market its business. Telkonet will be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities will result in additional dilution to Telkonet's stockholders.

Potential fluctuations in quarterly operating results
-----------------------------------------------------

Telkonet's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside Telkonet's control, including: the level of use of the Internet; the demand for high-tech goods; trends in broadband service provisioning, the amount and timing of capital expenditures and other costs relating to the expansion of Telkonet's operations; price competition or pricing changes in the industry; technical difficulties; general economic conditions, and economic conditions specific to the Internet and communications industry.

Limited public market, possible volatility of share price
---------------------------------------------------------

Telkonet's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol "TLKO." As of June 30, 2003, there were approximately 15,977,795 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by Telkonet or its competitors, failure to meet securities analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of Telkonet's stock price.

Item 3. Controls and Procedures.

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the U.S. Securities and Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

In March 2003, Jenson Services, Inc. and James P. Doolin filed an action against Telkonet in the Third Judicial District Court in and for Salt Lake County, State of Utah. The action sets forth various counts all based on allegations that Telkonet, through its agents, promised to undertake a registration of Telkonet common stock and thereby allow the plaintiffs to exercise piggy-back registration rights under a registration rights agreement. The action seeks damages from Telkonet in unspecified amounts. Telkonet believes that the claims of the plaintiffs are without merit, that it has meritorious defenses to such claims, and Telkonet intends to defend itself against the plaintiffs' claims in their entirety.

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

                  None

         Item 5.  Other Information

                  None

         Item 6.  Exhibits and Reports on Form 8-K

                          (a) Exhibits
                                    No.     Description
                                    ---     -----------

                                    31.1     Certification of Ronald W. Pickett
                                             Pursuant to Section 302 of the
                                             Sarbanes-Oxley Act of 2002.
                                    31.2     Certification of E. Barry Smith
                                             Pursuant to Section 302 of the
                                             Sarbanes-Oxley Act of 2002.
                                    32.1     Certification of Ronald W. Pickett
                                             Pursuant to Section 906 of the
                                             Sarbanes-Oxley Act of 2002.
                                    32.2     Certification of E. Barry Smith
                                             Pursuant to Section 906 of the
                                             Sarbanes-Oxley Act of 2002.

                          (b) Reports on Form 8-K filed during the three months
ended June 30, 2003.

On May 21, 2003, Telkonet filed a Current Report on Form 8- K dated May 21, 2003, reporting under Item 5, disclosing an update letter to shareholders announcing the status of product and market development.

On June 26, 2003, Telkonet filed a Current Report on Form 8- K dated June 26, 2003, reporting under Item 5, disclosing an update letter to shareholders announcing the completion of Senior Note offering.


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Telkonet, Inc.
                                                      Registrant


Date: August 13, 2003                                 By: /s/ Ronald W. Pickett
      ---------------                                     ---------------------
                                                          Ronald W. Pickett
                                                          President