Form 10QSB/A
period 2003-03-31
TELKONET INC
filed 2003-08-18
CIK 1094084

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB/A
                                (Amendment No 2)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the period ended March 31, 2003

                        Commission file number 000-27305

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