Form 10QSB
period 2003-09-30
TELKONET INC
filed 2003-11-14
CIK 1094084

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the period ended September 30, 2003

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

                                 (410) 897-5900
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,235,189 shares of Common Stock ($.001 par value) as of November 12, 2003.

Transitional small business disclosure format:  Yes [ ]   No [X]

                                 TELKONET, INC.

                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                   QUARTERLY PERIOD ENDING SEPTEMBER 30, 2003

                                Table of Contents
                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets:
            September 30, 2003 and December 31, 2002                        4

            Condensed Consolidated Statements of Losses:
            Three Months Ended September 30, 2003 and 2002
            Nine Months Ended September 30, 2003 and 2002
            November 3, 1999 (Date of Inception) through
            September 30, 2003                                              5

            Consolidated Statement of Stockholders' Equity
            (Deficiency) November 3, 1999 (Date of Inception)
            through September 30, 2003                                    6 - 9

            Condensed Consolidated Statements of Cash Flows:
            Nine Months Ended September 30, 2003 and 2002
            November 3, 1999 (Date of Inception) through
            September 30, 2003                                           10 - 11

            Notes to Unaudited Condensed Consolidated Financial
            Information: September 30, 2003                              12 - 22

   Item 2.  Management's Discussion and Analysis                         23 - 26

   Item 3. Controls and Procedures                                         26

PART II.  OTHER INFORMATION                                                26

   Item 1.  Legal Proceedings                                              26

   Item 2.  Changes in Securities                                          27

   Item 3.  Defaults Upon Senior Securities                                27

   Item 4.  Submission of Matters to a Vote of Security Holders            27

   Item 5.  Other Information                                              27

   Item 6.  Exhibits and Reports on Form 8-K                               27


Item 1.  Financial Statements (Unaudited)

                                                TELKONET, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      (Unaudited)        (Audited)
                                                                  September 30, 2003  December 31, 2002
                                                                  ------------------  -----------------
 ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                                           $  6,807,358       $     18,827
 Accounts Receivable                                                        3,847                 --
 Other receivable                                                              --              1,550
 Inventory, net                                                           606,294             39,790
 Prepaid expenses and deposits                                             54,746              4,625
                                                                     -------------      -------------
 Total current assets                                                   7,472,245             64,792

 PROPERTY AND EQUIPMENT:
 Furniture and equipment, at cost                                         172,526             73,215
 Less:  accumulated depreciation                                           63,016             35,252
                                                                     -------------      -------------
                                                                          109,510             37,963
 OTHER ASSETS
 Financing costs, less accumulated amortization of $10,743 and
 $101,692 at September 30, 2003 and December 31, 2002,
 respectively (Note B)                                                     20,343            192,600
                                                                     -------------      -------------

                                                                     $  7,602,098       $    295,355
                                                                     =============      =============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

 CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                            $    630,301       $    518,865
 Notes payable                                                                 --            310,000
 Capital leases                                                            33,569                 --
 Due to shareholders                                                        7,500            130,330
                                                                     -------------      -------------
 Total current liabilities                                                671,370            959,195

 Convertible debentures, net of discounts - including related
 parties (Note B)                                                         123,362            862,682
 Senior notes payable (Note C)                                          2,989,000                 --


 COMMITMENTS AND CONTINGENCIES                                                 --                 --

 STOCKHOLDERS' EQUITY (DEFICIENCY)
 Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued at September 30, 2003 and December 31,
 2002 (Note E)                                                                 --                 --
 Common stock, par value $.001 per share; 100,000,000 shares authorized; 30,275,189 and 15,721,131 shares issued and
 outstanding at September 30, 2003 and December 31, 2002,
 respectively (Note E)                                                     30,275             15,721
 Additional paid-in-capital                                            15,696,536          4,916,433
 Accumulated deficit during development stage                         (11,908,445)        (6,458,676)
                                                                     -------------      -------------
Stockholders' equity (Deficiency)                                       3,818,366         (1,526,522)
                                                                     -------------      -------------
                                                                     $  7,602,098       $    295,355
                                                                     =============      =============

           See accompanying footnotes to the unaudited condensed consolidated financial information

                                                      4

                                                          TELKONET, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                            (UNAUDITED)
                                                                                                                For the period from
                                                                                                                  November 3, 1999
                                                                                                                (date of inception)
                                            For The Three Months Ended            For The Nine Months Ended           through
                                                 September 30,                          September 30,            September 30, 2003
                                                     2002   (As Restated -                   2002 (As Restated   ------------------
                                              2003             Note F)             2003              Note F)    (As Restated Note F)
                                              ----             -------             ----          -------------- --------------------
Net Revenues                             $     13,848       $         --       $     13,848       $         --       $     13,848

Cost of Sales                                   4,216                 --              4,216                 --              4,216
                                         -------------      -------------      -------------      -------------      -------------

Gross Profit                                    9,632                 --              9,632                 --              9,632

Costs and Expenses:

Research and Development                      367,374            340,888            964,924            943,171          3,377,395

Selling, General and Administrative         1,030,794            311,222          2,724,591            895,283          5,391,712
Non-Employee Stock Options (Note D)           188,988                 --            475,892                 --            939,942

Depreciation and Amortization                  18,704             21,930            100,838             93,126            237,782
                                         -------------      -------------      -------------      -------------      -------------

Total Operating Expense                     1,605,860            674,040          4,266,245          1,931,580          9,946,831

Loss from Operations                       (1,596,228)          (674,040)        (4,256,613)        (1,931,580)        (9,937,199)


Other Income (Expense)                             --                996                 --                996              4,579

Interest Income (Expense)                    (393,825)          (231,568)        (1,193,156)          (449,162)        (1,975,825)

Provision for Income Tax                           --                 --                 --                 --                 --
                                         -------------      -------------      -------------      -------------      -------------

                                             (393,825)          (230,572)        (1,193,156)          (448,166)        (1,971,246)

Net Loss                                 $ (1,990,053)      $   (904,612)      $ (5,449,769)      $ (2,379,746)      $(11,908,445)
                                         =============      =============      =============      =============      =============

Loss per common share (basic and
assuming dilution)                       $      (0.09)      $      (0.05)      $      (0.31)      $      (0.14)      $      (0.73)
                                         =============      =============      =============      =============      =============

Weighted average common shares
outstanding                                20,962,065         16,692,841         17,521,860         17,005,847         16,320,512


                          See accompanying footnotes to the unaudited condensed consolidated financial information

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
    CONDENSED CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
    FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                                                                 Deficit
                                                                                                               Accumulated
                                                         Preferred              Common    Additional  Common     During
                                                Preferred  Stock     Common     Stock      Paid in     Stock   Development
                                                 Shares    Amount    Shares     Amount     Capital  Subscription  Stage     Total

Net Loss                                             --       --           --         --         --        --  $ (33,973) $ (33,973)
                                                 ------- -------- ------------ ---------- ---------- --------- ---------- ----------
BALANCE AT DECEMBER 31, 1999                         --       --           --         --         --        --    (33,973)   (33,973)
Shares issued to founders January 2000, in
exchange for services and costs valued at $ 0.60
per share                                            --       --       19,300        193     11,387        --         --     11,580
Shares issued in June 2000, for cash in
connection with private placement at $375 per
share, net of costs                                  --       --        1,735         17    644,219        --         --    644,236
Shares issued in July 2000, for warrants
exercised at a price of $375 per share               --       --          190         --     71,250        --         --     71,250
Shares issued in August 2000, in connection with
the merger of Comstock Coal and Telkonet
Communications, Inc                                  --       --   21,775,335     21,775         --        --         --     21,775
August 2000, retirement of Telkonet
Communications, Inc shares                           --       --      (21,225)      (210)        --        --         --       (210)
Shares issued in October 2000, in exchange for
warrants exercised at a price of $1 per share        --       --       29,145         29     29,115        --         --     29,144
Shares issued in October 2000, in exchange for
warrants exercised at a price of $ 0.40 per
share                                                --       --       10,891         11      4,345        --         --      4,356

Net loss                                             --       --           --         --         --        --   (929,720)  (929,720)
                                                 ------- -------- ------------ ---------- ---------- --------- ---------- ----------
 BALANCE AT DECEMBER 31, 2000                        --  $    --   21,815,371  $  21,815  $ 760,316  $     --  $(963,693) $(181,562)
                                                 ======= ======== ============ ========== ========== ========= ========== ==========


                          See accompanying footnotes to the unaudited condensed consolidated financial information


                                                          TELKONET, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
                          FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003 (UNAUDITED)


                                                                                                          Deficit
                                                                                                         Accumulated
                                                   Preferred                       Additional    Common     During
                                         Preferred   Stock  Common      Common       Paid in      Stock   Development
                                          Shares    Amount  Shares    Stock Amount   Capital   Subscription  Stage        Total

BALANCE FORWARD                               -  $    --   21,815,371  $    21,815  $   760,316  $   --  $  (963,693)  $  (181,562)
Shares issued in June 2001, for cash in
connection with a private placement ,
shares issued at $.50 a share, net of
costs                                         -       --      260,000          260      129,740      --           --       130,000
1,839,378 warrants issued in June 2001,
valued at $0.13 per warrant,  in exchange
for services                                  -       --           --           --      237,035      --           --       237,035
72,668 stock options issued in June 2001,
valued at $ 0.09 per stock option, in
exchange for services                         -       --           --           --        6,375      --           --         6,375
245,287 warrants issued in July 2001,
valued at $0.08 per warrant, in exchange
for services                                  -       --           --           --       18,568      --           --        18,568
36,917 stock options issued in July 2001,
valued at $ 0.08 per warrant, in exchange
for services                                  -       --           --           --        2,795      --           --         2,795
Shares issued in August 2001, for cash in
connection with a private placement,
shares issued at $.50 a share, net of
costs                                         -       --       40,000           40       19,960      --           --        20,000
241,000 warrants issued in August 2001,
valued at $ 0.39 per warrant in exchange
for financing costs                           -       --           --           --       85,818      --           --        85,818
150,000 warrants issued in August 2001,
valued at $ 0.16 per warrant, in exchange
for services                                  -       --           --           --       23,340      --           --        23,340
36,917 stock options issued in August
2001, valued at $ 0.06 per stock option,
in exchange for services                      -       --           --           --        2,422      --           --         2,422
25,000 warrants issued in September 2001,
valued at $0.30 per warrant in exchange
for services                                  -       --           --           --        7,380      --           --         7,380
95,000 warrants issued in October 2001,
valued at $ 0.21 per warrant, in exchange
for services                                  -       --           --           --       19,558      --           --        19,558
25,000 warrants issued in November 2001,
valued at $ 0.33 per warrant, in exchange
for services                                  -       --           --           --        8,218      --           --         8,218
25,000 warrants issued in December 2001,
valued at $ 0.30 per warrant, in exchange
for services                                  -       --           --           --        7,380      --           --         7,380
Beneficial conversion feature of
convertible debentures (Note B)               -       --           --           --      837,874      --           --       837,874
Value of warrants attached to convertible
debentures (Note B)                           -       --           --           --       77,254      --           --        77,254


Net loss                                      -       --           --           --           --      --   (1,716,495)   (1,716,495)
                                          ------ -------- ------------ ------------ ------------ ------- ------------  ------------

 BALANCE AT DECEMBER 31, 2001 (AS
RESTATED- NOTE F)                             -  $    --   22,115,371  $    22,115  $ 2,244,033  $   --  $(2,680,188)  $  (414,040)
                                          ====== ======== ============ ============ ============ ======= ============  ============

                         See accompanying footnotes to the unaudited condensed consolidated financial information


                                                          TELKONET, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
                          FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003 (UNAUDITED)


                                                                                                          Deficit
                                                                                                         Accumulated
                                              Preferred             Common   Additional      Common        During
                                    Preferred   Stock    Common     Stock      Paid in        Stock      Development
                                      Shares    Amount   Shares     Amount     Capital     Subscription     Stage          Total
 BALANCE FORWARD                        -  $      --   22,115,371  $ 22,115  $ 2,244,033   $        --   $(2,680,188)  $  (414,040)
Shares issued in February 2002, in
exchange for convertible debentures
interest, at $ .50 per share             -         --       43,586        44       21,749            --            --        21,793
Shares issued in March 2002, to a
founder in exchange for shares canceled  -         --    5,250,000     5,250       (5,250)           --            --            --
Shares canceled in March 2002 in
connection with capital restructure      -         --  (13,480,961)  (13,481)      13,481            --            --            --
Shares issued in June 2002, for
warrants exercised at $1.00 per
share for services rendered              -         --       47,906        48       47,857            --            --        47,905
Shares issued in June 2002, for
warrants exercised at $.40
per share for services rendered          -         --       26,443        26       10,551            --            --        10,577
Shares issued in June 2002 to
founders, for options exercised
at $1.00 per share                       -         --    1,000,000     1,000      999,000            --            --     1,000,000
Shares issued in June 2002, for
warrants exercised at $1.0025 per
share, for services rendered             -         --       80,039        80       80,158            --            --        80,238
Shares issued in June 2002, for
warrants exercised at $.41, in
connection with original
private placement                        -         --      189,327       189       77,720            --            --        77,909
Shares issued in July 2002, for
warrants exercised at $ .40, in
connection with original
private placement                        -         --       41,970        42       16,830            --            --        16,872
Shares issued in July 2002 to
founders, for options exercised
at $1.00 per share                       -         --    1,000,000     1,000      999,000            --            --     1,000,000
Shares issued in August 2002, for
warrants exercised at $.43, in
connection with original private
placement                                -         --      542,500       543      232,459            --            --       233,002
Shares issued in August 2002, for
warrants exercised at $.40, in
connection with original
private placement                        -         --      193,302       193       77,127            --            --        77,320
Shares issued in October 2002, for
warrants exercised at $.40, in
connection with original private
placement                                -         --       77,048        77       30,896            --            --        30,973
Shares issued in October 2002,
for warrants exercised at $0.50
per share in connection
with original private placement          -         --      400,000       400      199,600            --            --       200,000
Common stock subscription                -         --           --        --           --    (1,805,400)           --    (1,805,400)
Return of founders shares in
connection with stock subscription       -         --   (1,805,400)   (1,805)  (1,803,595)    1,805,400            --            --
Stock based compensation for the
issuance of stock options to
consultants in exchange for
services                                 -         --           --        --      452,459            --            --       452,459
Stock based compensation for the
issuance of warrants to consultants
in exchange for services                 -         --           --        --      170,330            --            --       170,330
Stock based compensation for the
issuance of warrants to consultants
in exchange for financing
costs                                    -         --           --        --       86,474            --            --        86,474
Beneficial conversion feature of
convertible debentures (Note B)          -         --           --        --      840,877            --            --       840,877
Value of warrants attached to
convertible debentures (Note B)          -         --           --        --      124,677            --            --       124,677

Net Loss                                 -         --           --        --           --            --    (3,778,488)   (3,778,488)
                                     ------ ---------- ------------ --------- ------------  ------------  ------------  ------------

BALANCE AT DECEMBER 31, 2002             -  $      --   15,721,131  $ 15,721  $ 4,916,433   $        --   $(6,458,676)  $(1,526,522)
                                     ====== ========== ============ ========= ============  ============  ============  ============

                          See accompanying footnotes to the unaudited condensed consolidated financial information


                                                          TELKONET, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
                      FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003 (UNAUDITED)


                                                                                                           Deficit
                                                                                                         Accumulated
                                                   Preferred           Common   Additional     Common       During
                                         Preferred   Stock     Common   Stock     Paid in        Stock     Development
                                           Shares    Amount    Shares   Amount    Capital     Subscription    Stage        Total
BALANCE FORWARD                                             15,721,131 $15,721  $ 4,916,433           -- $ (6,458,676) $(1,526,522)
Shares issued in April 2003
in exchange for convertible
debentures at $.50 per share                   --       --      40,000      40       19,960           --           --       20,000
Shares issued in April 2003
in exchange for services at
$1.54 per share                                --       --      49,998      50       76,695           --           --       76,745
Shares issued in June 2003 for
employee options exercised at
$1.00 per share (Note D)                       --       --      83,333      83       83,250           --           --       83,333
Shares issued in June 2003
for non-employee options
exercised at $1.00 per
share (Note D)                                 --       --      83,333      83       83,250           --           --       83,333
Stock based compensation for
the issuance of warrants in
exchange for financing costs
(Note D)                                       --       --          --      --       87,217           --           --       87,217
Beneficial conversion feature
of convertible debentures (Note B)             --       --          --      --    1,761,675           --           --    1,761,675
Value of warrants attached to
convertible debentures (Note B)                --       --          --      --      265,425           --           --      265,425
Shares issued in July 2003 for
warrants exercised at $.66 per
share, for services rendered                   --       --     114,799     115         (115)          --           --           --
Shares issued in July 2003 for
warrants exercised at $.53 per
share, for services rendered                   --       --      64,052      64          (64)          --           --           --
Shares issued in July 2003 for
220,000 warrants (attached to
convertible debentures) exercised
at $1.00 per share                             --       --     143,648     144         (144)          --           --           --
Shares issued in August 2003 in
exchange for convertible
debentures (Note B)                            --       --   7,157,836   7,158    3,769,942           --           --    3,777,100
Shares issued in August 2003 in
exchange for accrued interest on
convertible debentures (Note B)                --       --     511,143     511      272,114           --           --      272,625
Shares issued in August 2003 for
non-employee options exercised at
$1.00 per share                                --       --      83,333      83       83,250           --           --       83,333
Shares purchased in August 2003
for cash at $2.00 per share, net
of costs                                       --       --         333      --          666           --           --          666
Shares issued in September 2003 for
warrants exercised at $1.00                    --       --   3,597,250   3,597    3,593,653           --           --    3,597,250
Shares issued in September 2003 for
warrants exercised at $.50                     --       --     500,000     500      249,500           --           --      250,000
Shares issued in September 2003 for
warrants exercised at $1.00, in
exchange for Senior Notes (Note C)             --       --   2,011,000   2,011    2,008,989           --           --    2,011,000
Shares issued in September 2003 in
exchange for services at  approximately
$2.50 per share                                --       --     114,000     114      285,148           --           --      285,262
Stock based compensation for the
issuance of stock options to consultants
in exchange for services (Note D)              --       --          --      --      475,892           --           --      475,892
Stock based compensation for the
issuance of warrants to consultants in
exchange for services (Note D)                 --       --                            6,750           --           --        6,750
Write-off of beneficial conversion
feature in connection with conversion
of Debenture-1 and Series B debentures
(Note B)                                       --       --          --      --   (2,046,479)          --           --   (2,046,479)
Write-off of value of warrants attached
to convertible debentures in
connection with conversion of
Debenture-1 and Series B
debentures (Note B)                            --       --          --      --     (296,470)          --           --     (296,470)

Net Loss                                       --       --          --      --           --           --   (5,449,769)  (5,449,769)
                                         --------  -------  ----------- ------- ------------  ----------- ------------  -----------

BALANCE AT SEPTEMBER 30, 2003                  --  $    --  30,275,189 $30,275 $ 15,696,536  $        -- $(11,908,445) $ 3,818,366
                                         ========  ======= =========== ======= ============  =========== ============  ===========

                          See accompanying footnotes to the unaudited condensed consolidated financial information

                                                                9

                                                          TELKONET, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)



                                                                                                             For the period from
                                                                          Nine Months Ended September 30,  November 3, 1999 (date
                                                                                       2002 (As Restated    of inception) through
                                                                           2003            - Note F)          September 30, 2003
                                                                           ----            ---------          ------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations                              $ (5,449,769)        $(2,379,746)        $(11,908,445)
Adjustments to reconcile net loss from development stage
operations to cash used for operating activities
Amortization of debt discount - beneficial conversion feature of
convertible debentures                                                       629,455             311,504            1,162,877
Amortization of debt discount - value of warrants attached to
convertible debentures                                                        85,377              27,558              133,319
Stock options and warrants issued in exchange for services
rendered (Note D)                                                            482,642                  --            1,438,504
Common stock issued in exchange for services rendered (Note E)               362,006             138,720              512,308
Common stock issued in exchange for conversion of interest (Note
B)                                                                           272,625              21,793              294,418
Impairment of property and equipment                                              --                  --               39,287
Write-off of financing costs in connection with conversion of
convertible debentures (Note B)                                              186,400                  --              186,400
Depreciation and amortization                                                100,838              93,126              237,782
(Increase) decrease in:
Accounts receivable                                                           (2,297)             (1,194)              (3,847)
Inventory                                                                   (566,504)            (43,997)            (606,294)
Prepaid expenses and deposits                                                (50,120)             (5,000)             (54,746)
Accounts payable and accrued expenses, net                                   111,435             360,729              630,300
                                                                        -------------        ------------        -------------
NET CASH USED IN OPERATING ACTIVITIES                                     (3,837,912)         (1,476,507)          (7,938,137)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures, net of disposals                                       (65,742)            (15,638)            (178,244)
                                                                        -------------        ------------        -------------
NET CASH USED IN INVESTING ACTIVITIES                                        (65,742)            (15,638)            (178,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs (Note E)                        666             621,495            1,751,890
Proceeds from (repayments of) stockholder advances                          (122,830)              5,238                7,500
Proceeds from issuance of convertible debentures, net of costs
(Note B)                                                                   2,027,100             715,407            4,067,100
Proceeds from issuance of senior notes, net of costs (Note C)              5,000,000                  --            5,000,000
Proceeds from exercise of warrants (Note E)                                3,847,250                  --            3,847,250
Proceeds from exercise of stock options and warrants                         249,999                  --              249,999
Proceeds from (repayments of) loans                                         (310,000)            133,000                   --
                                                                        -------------        ------------        -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 10,692,185           1,475,140           14,923,739

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                            6,788,531             (17,005)           6,807,358

Cash and cash equivalents at the beginning of the period                      18,827              21,885                   --
                                                                        -------------        ------------        -------------

Cash and cash equivalents at the end of the period                      $  6,807,358         $     4,880         $  6,807,358
                                                                        -------------        ------------        -------------

                          See accompanying footnotes to the unaudited condensed consolidated financial information


                                                          TELKONET, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)




                                                                                                      For the period from
                                                                    Nine Months Ended September 30,  November 3, 1999 (date
                                                                                  2002 (As Restated  of inception) through
                                                                      2003            - Note F)        September 30, 2003
                                                                      ----            ---------        ------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                               $   33,105        $ 25,011        $    58,070
Income taxes paid                                                              --              --                 --
Non-cash transactions:                                                         --              --                 --
Issuance of stock options and warrants in exchange for services
rendered                                                                  482,642              --          1,438,504
Issuance of stock warrants in exchange for financing costs                 87,217              --            173,691
Common stock issued for services rendered                                 362,006         138,720            512,308
Common stock issued in exchange for interest                              272,625          21,793            294,418
Common stock issued in exchange for conversion of convertible
debenture                                                               3,797,100              --          3,797,100
Common stock issued in exchange for Senior Note                         2,011,000              --          2,011,000
Notes payable issued in connection with capital lease, net of
repayments                                                                 33,569              --             33,569
Beneficial conversion feature on convertible debentures                 1,761,675         693,018          3,440,426
Value of warrants attached to convertible debentures                      265,425          56,082            467,356
Acquisition:
   Assets Acquired                                                             --              --                  1
   Accumulated Deficit                                                         --              --              2,643
   Liabilities Assumed                                                         --              --             (2,642)
                                                                       -----------       ---------       ------------
                                                                       $       --        $     --        $         1
                                                                       -----------       ---------       ------------

                          See accompanying footnotes to the unaudited condensed consolidated financial information

                                                                11

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB for the year ended December 31, 2002.

Basis of Presentation
---------------------

Telkonet, Inc. (the "Company"), formerly Comstock Coal Company, Inc., was formed on November 3, 1999 under the laws of the state of Utah. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7") and is seeking to develop, produce and market proprietary equipment enabling the transmission of voice and data over electric utility lines. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Telkonet Communications, Inc. Significant intercompany transactions have been eliminated in consolidation.

Reclassification
----------------

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the subsequent periods.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Stock Based Compensation (Continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note D):

                                                           For the three months ended         For the nine months ended
                                                                  September 30,                     September 30,
                                                              2003             2002             2003             2002
                                                              ----             ----             ----             ----
Net loss - as reported                                    $(1,990,053)      $(904,612)      $(5,449,769)      $(2,379,746)
Add: Total stock based employee compensation expense
as reported under intrinsic value method (APB. No 25)              --              --                --                --
Deduct: Total stock based employee compensation
expense as reported under fair value based method
(SFAS No. 123)                                             (1,053,747)        (52,708)       (2,344,881)         (158,124)
                                                          ------------      ----------      ------------      ------------
Net loss - Pro Forma                                      $(3,043,800)      $(957,320)      $(7,794,650)      $(2,537,870)
Net loss attributable to common stockholders - Pro
forma                                                     $(3,043,800)      $(957,320)      $(7,794,650)      $(2,537,870)
Basic (and assuming dilution) loss per share - as
reported                                                  $     (0.09)      $   (0.05)      $     (0.31)      $     (0.14)
Basic (and assuming dilution) loss per share - Pro
forma                                                     $     (0.15)      $   (0.06)      $     (0.44)      $     (0.15)


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

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at September 30, 2003 and December 31, 2002 is as follows:

                                                       September 30,     December 31,
                                                            2003            2002
                                                            ----            ----
Convertible notes payable ("Debenture-1"), in
quarterly installments of interest only at 8% per
annum, unsecured and due three years from the date
of the note with the latest maturity May 2005;
Noteholder has the option to convert unpaid note
principal together with accrued and unpaid interest
to the Company's common stock at a rate of $.50 per
share six months after issuance                          $    72,000       $ 1,689,100
Debt Discount - beneficial conversion feature, net
of accumulated amortization of $35,972 and $531,858
at September 30, 2003 and December 31, 2002,
respectively                                                 (30,157)         (999,034)
Debt Discount - value attributable to warrants
attached to notes, net of accumulated amortization
of $3,132 and  $47,216 at September 30, 2003 and
December 31, 2002, respectively                               (2,589)          (86,120)
                                                         ------------      ------------
                                                              39,254           603,946
Convertible notes payable ("Series B Debenture"),
in quarterly installments of interest only at 8%
per annum, unsecured and due three years from the
date of the note with the latest maturity February
2006; Noteholder has the option to convert unpaid
note principal together with accrued and unpaid
interest to the Company's common stock at a rate of
$.55 per share six months after issuance                     320,000           472,900
Debt Discount - beneficial conversion feature, net
of accumulated amortization of $55,058 and $1,564
at September 30, 2003 and December 31, 2002,
respectively                                                (200,914)         (146,295)
Debt Discount - value attributable to warrants
attached to notes, net of accumulated amortization
of $9,631 and $726 at September 30, 2003 and
December 31, 2002, respectively                              (34,978)          (67,869)
                                                         ------------      ------------
                                                              84,108           258,736
                                                         ------------      ------------
Total                                                    $   123,362       $   862,682
                                                         ------------      ------------
Less: current portion                                             --                --
                                                         ------------      ------------
                                                         $   123,362       $   862,682
                                                         ============      ============

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

During the year ended December 31, 2002, the Company issued the Debenture-1 to Company officers, shareholders, and sophisticated investors in exchange for $749,100, exclusive of placement costs and fees. The Debenture-1 accrues interest at 8% per annum and is payable and due three years from the date of the note with the latest maturity date of May 2005. Noteholders have the option to convert any unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.50 per share six months after issuance.

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

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

Series B Debentures
-------------------

In October and December 2002, the Company issued convertible promissory notes (the "Series B Debentures") to Company officers, shareholders, and sophisticated investors in exchange for $472,900, exclusive of placement costs and fees .The Series B Debentures accrue interest at 8% per annum and are payable and due three years from the date of the note with the latest maturity date of December 2005. Noteholders have the option to convert any unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.55 per share six months after issuance.

In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Series B Debenture note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $147,859 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Series B Debentures. The debt discount attributed to the beneficial conversion feature is amortized over the Series B Debentures maturity period (three years) as interest expense.

In connection with the placement of the Series B Debentures in 2002, the Company issued non-detachable warrants granting the holders the right to acquire 472,900 shares of the Company's common stock at $1.00 per share. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue no. 98-5 to Certain Convertible Instruments ("EITF -0027"), the Company recognized the value attributable to the warrants in the amount of $68,595 to additional paid in capital and a discount against the Series B Debentures. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.67%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Series B Debentures maturity period (three years) as interest expense.

In January and February 2003, the Company issued convertible Series B Debentures to Company officers, shareholders, and sophisticated investors in exchange for $2,027,100, exclusive of placement costs and fees. The Series B Debentures accrue interest at 8% per annum and are payable and due three years from the date of the note with the latest maturity date of February 2006. Noteholders have the option to convert any unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.55 per share six months after issuance.

In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Series B Debenture note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $1,761,675 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Series B Debentures. The debt discount attributed to the beneficial conversion feature is amortized over the Series B Debentures maturity period (three years) as interest expense.

In connection with the placement of the Series B Debenture notes in January and February 2003, the Company issued non-detachable warrants granting the holders the right to acquire 2,027,100 shares of the Company's common stock at $1.00 per share. In accordance with EMERGING ISSUES TASK FORCE ISSUE 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS ("EITF -0027"), the Company recognized the value attributable to the warrants in the amount of $265,425 to additional paid in capital and a discount against the Series B Debentures. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.25%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Series B Debentures maturity period (three years) as interest expense.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

The Company amortized the Debenture 1 and the Series B Debenture debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $714,832 and $339,061 for the nine months ended September 30, 2003 and 2002, respectively.

During the quarter ended September 30, 2003, the Debenture-1 noteholders demanded registration of that number of common shares of the Company sufficient to cover the conversion of their debentures and exercise of the attached warrants. Accordingly, the Company notified the Series B Debenture noteholders, Senior noteholders (Note C) and warrant holders with piggy-back registration rights of their right to participate in the registration. During the quarter ended September 30, 2003, the Company issued an aggregate of 7,157,836 shares of common stock in connection with the conversion of $1,597,100 aggregate principal amount of the Debenture-1 and $2,180,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 511,143 shares of common stock in exchange for accrued interest of $187,039 and $85,586 for Debenture 1 and Series B Debentures respectively.

In connection with the conversion of Debenture-1 and Series B Debentures, the Company wrote off the un-amortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $2,046,479 and $296,470, respectively. Un-amortized financing cost of $186,400 in connection with issuance of Debenture-1 and Series B Debenture was charged to operation during the quarter ended September 30, 2003.

NOTE C - SENIOR NOTES PAYABLE

In April, May and June 2003, the Company issued Senior Notes to Company officers, shareholders, and sophisticated investors in exchange for $5,000,000, exclusive of placement costs and fees. The Senior Notes are denominated in units of $100,000, accrue interest at 8% per annum and are due three years from the date of issuance with the latest maturity date of June 2006. Attached to each Senior Note are warrants to purchase 125,000 shares of common stock. The warrants have a three-year contractual life and are exercisable immediately after the issuance of the Senior Note at an exercise price of $1.00 per share. The Senior Notes are secured by a first priority security interest in all intellectual property assets of the Company. The Company plans to use the proceeds from the Senior Notes for expansion of sales, marketing and strategic partnership programs, building required infrastructure and for working capital. In September 2003, certain Senior noteholders elected to surrender their Senior Note as consideration for the exercise of warrants to purchase shares of common stock of the Company. The Company issued an aggregate of 2,011,000 restricted shares of common stock for warrants exercised at $1.00 per share, in exchange for $2,011,000 of Senior Notes. The outstanding balance on the Senior Notes as of September 30, 2003 is $2,989,000.

NOTE D - STOCK OPTIONS AND WARRANTS

Employee Stock Options
----------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average         Weighted                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
               $1.00         6,775,000           8.09                 $1.00         2,301,185           $1.00
               $1.51           200,000           9.50                 $1.51            33,334           $1.51
               $2.35           465,000           9.50                 $2.35            77,501           $2.35
               $3.43            25,000           9.50                 $3.43             4,166           $3.43
                      ----------------           ----                 -----         ---------           -----
                             7,465,000           9.02                 $1.11         2,416,186           $1.05
                      ================           ====                 =====         =========           =====

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Employee Stock Options (Continued)
----------------------------------

Transactions involving stock options issued to employees are summarized as follows:

                                                        Weighted Average
                                     Number of Shares   Price Per Share
                                     ----------------   ---------------
Outstanding at January 1, 2001            840,000                 --
   Granted                                215,000          $    1.00
   Exercised                                   --                 --
   Canceled or expired                         --                 --
                                       -----------         ----------

Outstanding at December 31, 2001        1,055,000               1.00
                                       -----------         ----------
   Granted                              2,835,000               1.00
   Exercised                           (1,000,000)              1.00
   Canceled or expired                 (1,440,000)              1.00
                                       -----------         ----------

Outstanding at December 31, 2002        1,450,000          $    1.00
                                       -----------         ----------
   Granted                              6,098,333               1.11
   Exercised                              (83,333)              1.00
   Canceled or expired                         --                 --
                                       -----------         ----------
Outstanding at September 30, 2003       7,465,000          $    1.11
                                       ===========         ==========

The weighted-average fair value of stock options granted to employees during the period ended September 30, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                             2003          2002
                                                             ----          ----
       Significant assumptions (weighted-average):
           Risk-free interest rate at grant date              1.02%        1.67%
           Expected stock price volatility                      26%          26%
           Expected dividend payout                              -            -
           Expected option life-years (a)                       10           10

         (a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(7,794,650) and $(0.44) for the nine months ended September 30, 2003 and $(2,537,870) and $(0.15) for the nine months ended September 30, 2002, respectively.

Non-Employee Stock Options
--------------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

                                Options Outstanding                                     Options Exercisable
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
          $     1.00         2,788,334                      8.93        $    1.00      1,715,417       $    1.00


                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Non-Employee Stock Options (Continued)
--------------------------------------

Transactions involving options issued to non-employees are summarized as follows:

                                                                Weighted Average
                                          Number of Shares      Price Per Share
                                          ----------------      ---------------
    Outstanding at January 1, 2001                246,502        $        0.70
       Granted                                          -                    -
       Exercised                                        -                    -
       Canceled or expired                              -                    -
                                              -----------        -------------
    Outstanding at December 31, 2001              246,502                 0.70
                                              -----------        -------------
       Granted                                  2,455,000                 1.00
       Exercised                              (1,146,502)                 0.96
       Canceled or expired                              -                    -
                                              -----------        -------------
    Outstanding at December 31, 2002            1,555,000        $        1.00
                                              -----------        -------------
       Granted                                  1,400,000                 1.00
       Exercised                                (166,666)                 1.00
       Canceled or expired                              -                    -
                                              -----------        -------------
    Outstanding at September 30, 2003           2,788,334        $        1.00
                                              ===========        =============

The estimated value of the options granted to consultants during the period ended September 30, 2003 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 10 years, a risk free interest rate of 1.02%, a dividend yield of 0% and volatility of 26%. The amount of the expense charged to operations in connection with granting the options was $475,892 and $0 during the period ended September 30, 2003 and 2002, respectively.

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

                                Warrants Outstanding                                   Warrants Exercisable
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
           $     .50           315,000                      7.75        $     .50        315,000       $     .50
           $     .53           279,080                      2.75        $     .53        279,080       $     .53
           $     .66            80,000                      2.75        $     .66         80,000       $     .66
           $    1.00         6,903,661                      2.75        $    1.00      6,903,661       $    1.00
           $    2.54            50,000                      2.75        $    2.54          8,334       $    2.54
           $    2.97            35,000                      2.75        $    2.97          5,834       $    2.97
                             ---------                      ----        ---------          -----       ---------
                             7,662,741                      3.09        $    0.98      7,662,741       $    0.98
                             =========                      ====        =========      =========       =========

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants (Continued)
--------------------

Transactions involving warrants are summarized as follows:

                                                               Weighted Average
                                             Number of Shares  Price Per Share

         Outstanding at January 1, 2001          1,210,572       $   1.00
            Granted                              3,528,665           0.67
            Exercised                                   --          --
            Canceled or expired                 (1,210,572)          1.00
                                                ----------       ---------
         Outstanding at December 31, 2001        3,528,665       $   0.67
                                                ----------       ---------
            Granted                              1,667,460           0.87
            Exercised                           (1,650,675)          0.51
            Canceled or expired                    (13,990)          1.00
                                                ----------       ---------
         Outstanding at December 31, 2002        3,531,460       $   0.84
                                                ----------       ---------
            Granted                              8,591,800           1.01
            Exercised                           (4,460,519)          1.00
            Canceled or expired                         --          --
                                                ----------       ---------
         Outstanding at September 30, 2003       7,662,741       $   0.98
                                                ==========       =========

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses during the period ended September 30, 2003 was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 3 to 8 years, a risk free interest rate of 1.02%, a dividend yield of 0% and volatility of 26%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $6,750 and $0 during the period ended September 30, 2003 and 2002, respectively. The Company also capitalized financing costs of $87,217 and $0 for compensatory warrants granted in connection with placement of convertible debentures for the period ended September 30, 2003 and 2002, respectively. The financing cost was amortized over the life (three years) of the convertible debenture.

NOTE E - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, par value $.001 per share. As of September 30, 2003 and December 31, 2002, the Company has no preferred stock issued and outstanding. The Company has authorized 100,000,000 shares of common stock, par value $.001 per share. As of September 30, 2003 and December 31, 2002, the Company had 30,275,189 and 15,721,131 shares of common stock authorized issued and outstanding, respectively.

In April 2003, the Company issued 40,000 shares of common stock at $0.50 per share to one of its convertible debenture holders in exchange for the forgiveness of $20,000 of the Debenture-1 principal amount due to the noteholder.

In April 2003, the Company issued 49,998 shares of common stock at approximately $1.54 per share to consultants for services rendered, which approximated the fair value of the shares issued during the period the services were completed and rendered. Compensation costs of $76,745 were charged to operations.

In June 2003, the Company issued 83,333 shares of common stock for an aggregate purchase price of $83,333 to an employee upon exercise of employee stock options at $1.00 per share. Additionally, the Company issued 83,333 shares of common stock for an aggregate purchase price of $83,333 to a consultant upon exercise of non-employee stock options at $1.00 per share.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE E - CAPITAL STOCK (CONTINUED)

In July 2003, the Company issued an aggregate of 178,851 shares of common stock to consultants upon exercise of warrants at $0.66 and $0.53 per share. Additionally, the Company issued an aggregate of 143,648 shares of common stock to its convertible debenture holders upon exercise of warrants at $1.00 per share.

In August 2003, the Company issued an aggregate of 7,668,979 shares of common stock to its convertible debenture holders upon conversion of $3,777,100 of debt and $272,625 of accrued interest (see Note B). The Company also issued 83,333 shares of common stock to an consultant, for non-employee stock options exercised at $1.00 per share. Additionally, the Company issued 333 shares of common stock for $666, net of costs and fees.

In September 2003, the Company issued an aggregate of 3,597,250 and 500,000 shares of common stock upon the exercise of warrants at $1.00 and $0.50 per share, respectively. The Company issued an aggregate of 2,011,000 restricted shares of common stock upon the exercise of warrants exerciseable at $1.00 per share, in exchange for $2,011,000 of Senior Notes (see Note C). The Company also issued an aggregate of 114,000 shares at an average price per share of $2.50 to consultants for services rendered, which approximated the fair value of the shares issued during the period the services were completed and rendered.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE F - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended December 31, 2001 and for the period ended September 30, 2002 to correct the following errors in the financial statements previously filed:

         o For the year ended December 31, 2001, the Company erroneously recorded the Black-Scholes value of the 940,000 warrants attached to its convertible debentures as an asset (financing cost), and amortized over the maturity period (three year) of the note.
         o For the year ended December 31, 2001, the Company erroneously recorded the beneficial conversion feature of its convertible debentures as an asset (financing cost) and the beneficial conversion feature was erroneously amortized over six-months (from the issuance of the note to the earliest conversion date).
         o For the year ended December 31, 2001, the Company erroneously recorded impairment of property and equipment as research and development expense.
         o For the period ended September 30, 2002, the Company erroneously failed to record and amortize the beneficial conversion feature of its convertible debentures and value of warrants attached to the convertible debentures.

     The net effect of the correction of these errors was to:

         o Decrease the Company's reported net loss for the year ended December 31, 2001 by $289,645 from $(2,006,140) to
                  $(1,716,495). Increase the Company's reported net loss for the period September 30, 2002 by $335,303 from $(2,044,443) to
                  $(2,379,746).
         o Decrease the loss per share for the year ended December 31, 2001 by $.01 from $(.09) to $(.08) per share. Increase the loss per share for the period ended September 30, 2002 by $.02 from $(.12) to $(.14) per share.
         o Increase the deficiency accumulated during the development stage from November 3, 1999 to September 30, 2002, by $45,659 from $(5,014,276) to $(5,059,935).
         o Decrease other assets (financing costs) as of September 30, 2002, by $497,288 from $600,625 to $103,337.
         o Increase debt discount as of September 30, 2002, by $1,223,838 from $0 to $1,223,838.
         o Increase additional paid in capital as of September 30, 2002, by $771,977 from $4,791,838 to $5,563,815.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE G - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, a Director/Shareholder, and an Officer/Director/Shareholder exercised warrants of 315,000 and 11,667 at an exercise price of $.50 and $1.00, respectively. Additionally, stock options were exercised by a non-employee and employee for 20,833 and 10,000 respectively, at an exercise price of $1.00. The proforma balance sheet below represents the effect of the exercise of warrants and options as if it had occurred as of September 30, 2003.


SUMMARY PROFORMA BALANCE SHEET
($000's)                                       Unaudited        Proforma      Adjustments      Proforma
                                                9/30/03             Dr.             Cr.         9/30/03
ASSETS:
Cash                                           $6,807,358      $  200,000              --      $7,007,358
Other current assets                              664,887              --              --         664,887
                                               ----------------------------------------------------------
Total current assets                            7,472,245         200,000              --       7,672,245
Other assets                                      129,853              --              --         129,853
                                               ----------------------------------------------------------
Total Assets                                    7,602,098      $  200,000              --      $7,802,098
                                               ==========================================================

LIABILITIES & SHAREHOLDER'S EQUITY
Current liabilities                            $  671,369              --              --      $  671,369

Convertible debentures - net of discounts         123,362              --              --         123,362
Senior notes                                    2,989,000                                       2,989,000
Shareholder's equity                            3,818,367                      $  200,000       4,018,367
                                               ----------------------------------------------------------
Total liabilities & shareholder's equity       $7,602,098              --      $  200,000      $7,802,098
                                               ==========================================================

Item 2.  Management's Discussion and Analysis

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of the Company
--------------------------

Telkonet is a high technology systems application developer that focuses primarily on high-speed Internet distribution over the electrical power lines of commercial buildings, hotels, multi-dwelling residential units, government buildings and schools. Telkonet's products provide connectivity over the existing electrical wiring and do not require the addition of costly wiring, or major disruption to business activity. In many situations, the Telkonet solution can be implemented more quickly and less expensively than adding dedicated wiring or installing wireless systems.

Since the Company's formation it has worked on the development of its commercial grade high speed Internet access product solution. The Company has recently commenced marketing its suite of PlugPlus products for high-speed Internet access.

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

The Telkonet PlugPlus family of Internet access products provides a viable and cost effective alternative to the challenges of hard-wired and wireless local area networks (LANs). This solution is comprised of three products, the PLUGPLUS GATEWAY, PLUGPLUS COUPLER and the PLUGPLUS MODEM.

The Telkonet PlugPlus solution is aimed at multi-user applications such as hotels/motels, residential apartment complexes, government, schools and a variety of small and medium sized businesses. High-speed Internet connections are becoming widely available and providers are focused on meeting the demands of new and existing customers for high-speed Internet access. Several companies now specialize in providing T1 access and most telephone companies now offer DSL products. Providers are also offering connectivity through Microwave networks, 2-way satellite, fiber and cable connections. However, these products share in the same problem: getting the access to where the customers want it.

The Telkonet solution interfaces with the backbone of the Internet by taking the signal from any of these broadband sources and, through the Telkonet PlugPlus Gateway, distributing access to the Internet to the end user over the existing electrical wiring in the building. With the Telkonet PlugPlus Gateway in place, access is provided by simply plugging the user's Telkonet PlugPlus Modem into the nearest standard electrical outlet. Any existing electrical outlet in the structure can provide immediate access to the Internet via a Telkonet PlugPlus Modem. Moving the location of a PC, server, or printer is accomplished by simply moving the PlugPlus Modem to another electrical outlet. No additional wiring is required and changes can be made quickly and easily.

Telkonet has applied for patents that cover the unique technology integrated into the PlugPlus family of products. The Company also continues to identify, design and develop enhancements to its core technologies that will provide additional functionality, diversification of application and desirability for current and future users of the PlugPlus family of products.

Forward Looking Statements
--------------------------

This report may contain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's results, operations, performance, financial condition, plans, growth and strategies, which include, without limitation, statements preceded or followed by or that include the words "may," "will," "expect," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology. Any statements contained in this report or the information incorporated by reference that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(F) of the Securities Exchange Act of 1934. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, many of which are also beyond the Company's control. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company does not undertake any obligation to update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except to the extent such updates and/or revisions are required by applicable law.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

During the period ended September 30, 2003, Telkonet began its transition out of its development stage with the launch of its PlugPlus product suite. Telkonet may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of the Internet and power line communication technologies, Telkonet's ability to acquire and deliver high quality products at a price lower than currently available to consumers, Telkonet's ability to obtain additional financing in a timely manner and on terms favorable to Telkonet, Telkonet's ability to successfully attract customers at a steady rate and maintain customer satisfaction, Telkonet promotions, branding and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of Telkonet's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by Telkonet, the number of returns experienced by Telkonet, and general economic conditions specific to the Internet, power-line communications, and the communications industry.

Revenues
--------

To date, Telkonet has not generated any significant revenues as it was emerging from its development stage. Telkonet's management believes the Company will begin earning revenues from operations within the next three to six months as a result of the acceleration of its sales and marketing efforts. During the quarter, the Company doubled its sales and marketing staff with the addition of five industry experienced professionals. Also, with the participation in the hospitality, multi-dwelling and government trade shows, development and distribution of marketing collateral and targeted print and electronic advertising, a high level of qualified leads have been generated. Additionally, qualified Value Added Reseller partners have been added to promote our solution to their customer base which will augment our internal sales effort in both the U.S. and Canadian markets.

Costs and expenses
------------------

From its inception on November 3, 1999 through September 30, 2003, Telkonet has incurred operating expenses of $9,946,831. These expenses were associated principally with compensation to employees, product development costs, professional services, sales and marketing and costs associated with non-employee stock options.

Overall expenses increased for the three and nine months ended September 30 2003 over the comparable period in 2002 by $931,820 or 138% and $2,334,665 or 121%, respectively. These increases are principally due to an increase in payroll and related costs for development, sales and marketing and administrative functions, and external costs associated with product development, pre-production costs for the PlugPlus powerline products and costs associated with non-employee stock options issued in connection with services rendered.

Liquidity and Capital Resources
-------------------------------

To date, Telkonet has not generated any significant revenues to offset its development and organizational expenses. As a result of Telkonet's operating losses from its inception through September 30, 2003, Telkonet generated a cash flow deficit of $7,938,137 from operating activities. As of September 30, 2003, Telkonet's current assets exceeded its current liabilities by $6,800,875. Of the total current assets of $7,472,245, cash represented $6,807,358 of this amount as of September 30, 2003. For the period from inception through September 30, 2003, Telkonet has accumulated losses of $11,908,445. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

While Telkonet has raised sufficient capital to meet its working capital and financing needs to date, additional financing may be required in order to meet Telkonet's current and projected cash flow deficits from operations and development during the next twelve months. Management belives it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

During the period ended September 30, 2003, the Debenture-1 holders demanded registration of shares of Telkonet common stock sufficient to cover conversion of their debentures and exercise of the attached stock purchase warrants. Following this demand for registration, Telkonet notified the Series B Debenture holders, Senior Noteholders and warrant holders with piggy-back registration rights of their right to participate in the registration. Approximately 11.7 million shares of Telkonet common stock were registered in this registration. The registration statement was declared effective by the SEC on September 24, 2003.

In connection with the registration, certain Debenture-1 holders, Series B Debenture holders and Senior Noteholders exercised their nondetachable stock purchase warrants. Telkonet received approximately $3.8 million in cash as a result of the exercise of warrants and converted approximately $6.3 million of debt into equity as a result of the conversion of Debentures-1, Series B Debentures and Senior Notes into shares of Telkonet common stock. Moreover, on September 30, 2003, certain Senior Noteholders elected to use their Senior Notes as consideration for the exercise of certain warrants held by them. As a result, approximately $2.0 million of the Senior Note debt was converted to equity upon exercise of the warrants and issuance of the underlying Telkonet common stock.

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

Product Research and Development
--------------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenses for the three and nine months ended September 30, 2003 increased over the comparable period in 2002 by $26,486 or 7.8% and $21,753 or 2.3%, respectively. The increase in the three and nine month periods was primarily related to a $20,000 employee relocation expense and an increase of one full-time equivalent headcount.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses increased for the three and nine months ended September 30, 2003 over the comparable period in 2002 by $719,572 or 231% and $1,829,308 or 204%, respectively. These increases were related to an increase in payroll and associated cost for management, sales and marketing resources, one-time costs associated with the Senior Note and Series B Debenture fundraising, including commissions and public relations and employee separation costs.

Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

During the third quarter ended September 30, 2003, Telkonet purchased $11,064 of fixed assets consisting primarily of computer equipment. Telkonet does not anticipate the sale of any significant property, plant or equipment during the next twelve months. Telkonet does not anticipate the acquisition of any significant property, plant or equipment during the next twelve months, other than leasehold improvements, computer equipment and peripherals used in Telkonet's day-to-day operations.

Number of Employees
-------------------

As of September 30, 2003, Telkonet had 23 employees. In order for Telkonet to attract and retain quality personnel, Telkonet anticipates it will continue to offer competitive salaries to current and future employees. As Telkonet continues to expand, Telkonet will incur additional costs for personnel.

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

Potential fluctuations in quarterly operating results
-----------------------------------------------------

Telkonet's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside Telkonet's control, including the level of use of the Internet, the demand for high-tech goods, trends in broadband service provisioning, the amount and timing of capital expenditures and other costs relating to the expansion of Telkonet's operations price competition or pricing changes in the industry, technical difficulties, general economic conditions, and economic conditions specific to the Internet and communications industry.

Limited public market, possible volatility of share price

Telkonet's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol "TLKO." As of September 30, 2003, there were approximately 30,275,189 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by Telkonet or its competitors, failure to meet securities analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of Telkonet's stock price.

Item 3. Controls and Procedures.

As of September 30, 2003, Telkonet performed an evaluation, under the supervision and with the participation of management, including Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in rules 13a - 15(c) and 15d - 15(c) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that Telkonet's disclosure controls and procedures are effective in timely alerting them to material information required to be included in Telkont's periodic filings with the U.S. Securities and Exchange Commission. There were no significant changes in Telkonet's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

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

Item 2 - Changes in Securities

On July 3, 2003, Telkonet agreed to issue 5,000 shares of common stock to The Research Works, Inc. as consideration for the preparation of a research report by The Research Works, Inc.

On July 7, 2003, Telkonet agreed to issue 5,000 shares of common stock to Market-Pulse Inc. as consideration for certain public relations services provided by Market Pulse.

On July 21, 2003, Telkonet agreed to issue 17,000 shares of common stock to CEOcast, Inc. as consideration for certain investor relations and consulting services provided by CEOcast, Inc.

On August 26, 2003, Telkonet sold 333 shares of our common stock to H.E. and Paula J. Fowler at a price of $2.00 per share.

Each of the transactions described in this Item 2 were effected in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

On September 23, 2003, the SEC declared effective the Company's registration statement on Form S-1 for the registration of 11,714,503 shares of Telkonet common stock that may be offered and sold from time to time by certain selling stockholders listed in the registration statement. All net proceeds from the sale of Telkonet common stock will go to the selling stockholders selling common stock under the registration statement. The Company will not receive any proceeds from the sale of Telkonet common stock sold by the selling stockholders. The proceeds Telkonet receives from the exercise of warrants, the underlying shares of Telkonet common stock of which are included in the registration statement, will be used to expand sales and marketing efforts, support strategic partnership programs, build required infrastructure and fund working capital requirements.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders ( the "Annual Meeting") on September 4, 2003. At the Annual Meeting, the Company's stockholders elected Warren V. Musser, Ronald W. Pickett, A. Hugo DeCesaris, David W. Grimes and Stephen L. Sadle (collectively, the "Nominees") to the Company's Board of Directors. The following lists the number of shares of common stock voted for and against each of the Nominees.


Nominee                    Votes For         Against
-------                    ---------        -----------

Warren V. Musser           11,148,884          17,817
Ronald W. Pickett          11,149,284          17,417
A. Hugo DeCesaris          11,154,384          12,317
David W. Grimes            11,134,384          32,317
Stephen L. Sadle           11,154,186          12,515

The stockholders also voted at the Annual Meeting to approve stock option grants to certain officers and directors of the Company. 8,873,702 shares of common stock were voted in favor of and 58,712 shares of common stock were voted against the approval of such stock option grants. There were 213,671 abstentions and 2,020,616 broker non-votes with respect to such matter.

The stockholders also ratified at the Annual Meeting the appointment of Russell, Bedford, Stefanou and Mirchandani, LLP as Telkonet's independent public accountants for 2003. 11,113,050 shares of common stock were voted in favor of and 11,869 shares of common stock were voted against the ratification of the independent auditors. There were 41,782 abstentions and no broker non-votes with respect to such matter.

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

(b) Reports on Form 8-K filed during the three months ended September 30, 2003.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Telkonet, Inc.
                                                 Registrant


Date: November 13, 2003                          By: /s/ Ronald W. Pickett
---------------------------                         ----------------------
                                                 Ronald W. Pickett
                                                 President