Form 10KSB
period 2003-12-31
TELKONET INC
filed 2004-03-30
CIK 1094084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        Commission file number: 000-27305

                                 TELKONET, INC.
        (Exact name of small business issuer as specified in its charter)


                   Utah                                   87-0627421
     (State or other jurisdiction of           (IRS Employee Identification No.)
      incorporation or organization)

                               902 A Commerce Road
                               Annapolis, MD 21401
                    (Address of principal executive offices)

                                (410) - 897-5900
                           (Issuer's telephone number)

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

Yes    X        No
     -----         -----
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

  X
-----
State issuer's revenues for its most recent fiscal year:   $93,660

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2004: $143,269,831 Number of outstanding shares of the registrant's par value $0.001 common stock as of March 24, 2004: 38,704,941
(1).

(1) Number of outstanding shares as of March 24, 2004 does not include 4,559,007 shares to be issued by the company related to the exercise of warrants and conversion of debentures as of March 24, 2004.

                                 TELKONET, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----
                                     Part I


Item 1.  Description of Business..............................................3

Item 2.  Description of Property..............................................7

Item 3.  Legal Proceedings....................................................7

Item 4.  Submission of Matters to a Vote of Security Holders..................7


                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Small Business Issuer Purchases of Securities............8

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................9

Item 7.  Financial Statements.................................................18

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................18

Item 8A. Controls and Procedures..............................................18


                                    Part III

Item 9.  Directors and Executive Officers of the Registrant...................19

Item 10. Executive Compensation...............................................22

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters......................................25

Item 12. Certain Relationships and Related Transactions.......................27


                                     Part IV

Item 13. Exhibits and Reports on Form 8-K.....................................30

Item 14. Principal Accounting Fees and Services...............................31

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         GENERAL
         -------

         Telkonet, Inc. ("Telkonet" or the "Company") was formed in 1999 to develop products for use in the powerline communications (PLC) industry. PLC products use existing electrical wiring in commercial buildings and residences to carry high speed data communications signals, including the Internet. Since the Company's formation, it has worked on the development and marketing of its PLC technology.

         The Company's PLC technology, the "PlugPlus(TM)" product suite, consists of three separate components, the Gateway, the Coupler and the iBridge. The Gateway, the hub of the PlugPlus(TM)product suite, is a modular, self-contained unit that accepts data from an existing network on one port and distributes it via a second port. The Gateway integrates a communications processor that runs a series of proprietary applications under Linux. The signal generated by the Gateway can be directly coupled into low voltage wiring via the Coupler, which interfaces directly between the Gateway and the building's electrical panel. Multi-panel buildings typically require multiple Couplers, which are connected to the Gateway via inexpensive coaxial cable and concentrated using standard radio frequency splitters. A suite of software applications running on the Gateway can perform communications functions or system management functions. The iBridge serves as the user's network access device and connects to a user's personal computer through a standard Ethernet cable. The iBridge's AC line cord serves as its power source as well as its network interface. The Company also offers the eXtender, a fourth optional device, as part of its PlugPlus(TM)product suite. The eXtender is used to extend the reach of the Gateway in larger buildings or campus environments.

         The PlugPlus(TM)product suite delivers data to the user at speeds in excess of 7 Mega bits per second (Mbps), with burst speeds of 12.6 Mbps. The PlugPlus(TM)product suite is installed by connecting an incoming broadband signal (DSL, TL, satellite or cable modem) into the Gateway and connecting the Gateway to a building's electrical panel using one or more Couplers. Once installed, the Gateway distributes the high-speed Internet signal throughout the entire existing network of electrical wires within the building. The user may access a high-speed Internet signal by plugging the iBridge into any electrical outlet and connecting a personal computer to the iBridge using the computer's built-in Ethernet port. Multiple personal computers connected to the iBridge can communicate with one another and can share a single broadband resource via the Gateway.

         The Company is a member of the HomePlug(TM) Powerline Alliance, an industry trade group that engages in marketing and educational initiatives, and sets standards and specifications for products, in the powerline communications industry.

         The Company's principal executive offices are located at 902 A Commerce Road, Annapolis, Maryland 21401

         BUSINESS HISTORY
         ----------------

         In January 2002, the Company announced that it had shifted its management emphasis from research and development to product sales and marketing in order to move its initial proprietary products into the commercial market. In January 2002, the Board of Directors, Founders and executive management of the Company also reassessed the Company's capital structure. In order to attract additional management and marketing expertise, and to raise the necessary capital for manufacturing, sales, and marketing, the Board of Directors approved a plan authorizing the repurchase of certain shares of, and options to purchase, Telkonet common stock held by each of David Grimes, L. Peter Larson and Stephen Sadle who, at the time of the stock repurchase, each owned in excess of five percent of the issued and outstanding capital stock and were directors and executive officers of Telkonet. The net effect of the recapitalization was to reduce the number of shares of issued and outstanding common stock from approximately 22,100,000 shares to 13,900,000 shares. For a more complete discussion of the repurchase, see "Certain Relationships and Related Transactions."

         In May 2002, the Company concluded an offering of Series A convertible debentures pursuant to which the Company raised approximately $1.7 million dollars for working capital purposes. The Series A convertible debentures accrue interest at 8.0% per annum and mature three years from the date of issuance. Each Series A debenture is convertible into shares of Telkonet common stock at any time following the six month anniversary of the date of issuance at a conversion price equal to $0.50 per share for each $10,000 principal amount plus accrued but unpaid interest on the Series A debenture converted. In connection with the placement of the Series A debentures, Telkonet issued non-detachable warrants to purchase 1,689,100 shares of Telkonet common stock at a price of $1.00 per share. As of December 31, 2003, $63,440, including principal and accrued but unpaid interest, was outstanding on the Series A debentures.

         In September 2002, the Company confirmed through an independent, Federal Communications Commission ("FCC") certified testing lab that its PLC product line meets the FCC technical requirements for Class A digital devices. In June 2003, the Company confirmed that its PLC product line also meets the requirements for Class B digital devices. As a result, no further testing of these products is required and the devices may be manufactured and marketed for commercial or residential use. The FCC permits the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements.

         In November 2002, the Company announced the successful installation of its PlugPlusTM product suite at the historic Partridge Inn in Augusta, Georgia. The installation provided high-speed Internet connectivity to guest rooms, meeting rooms and a lobby kiosk.

         In December 2002, the Company announced the installation of a product field trial at the Marriott Residence Inn-Landfall in Wilmington, NC. Telkonet implemented a hotel-wide PLC system that provided connectivity to the hotels 90 guest rooms, meeting rooms, common areas and a lobby kiosk.

         In February 2003, the Company concluded an offering of Series B convertible debentures pursuant to which the Company raised approximately $2.5 million dollars for working capital purposes. The Series B convertible debentures accrue interest at 8.0% per annum and mature three years from the date of issuance. Each Series B debenture is convertible into shares of Telkonet common stock at any time following the six month anniversary of the date of issuance at a conversion price equal to $0.55 per share for each $10,000 principal amount plus interest of the Series B debenture converted. In connection with the placement of the Series B debentures, Telkonet issued non-detachable warrants to purchase 2,500,000 shares of Telkonet common stock at a price of $1.00 per share. As of December 31, 2003, $326,400, including principal and accrued but unpaid interest, was outstanding on the Series B debentures.

         In March 2003, the Company announced that it had executed a strategic alliance agreement with Choice Hotels International (NYSE: CHH), one of the largest hotel franchise companies in the world with more than 3,500 hotels, inns, all-suite hotels and resorts open and under development in 46 countries under the Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Rodeway Inn, EconoLodge and MainStay Suites brand names. The strategic alliance agreement is an initial two-year contract, pursuant to which Telkonet will become a Choice Hotels-endorsed vendor offering the PlugPlus(TM) product suite to Choice Hotels' franchisees in the United States. Under the strategic alliance agreement, Telkonet and Choice Hotels have agreed to undertake cooperative efforts for the marketing, advertising and promotion of Telkonet's PlugPlus(TM) product suite to Choice Hotels' franchisees.

         In the second quarter of 2003, the Company concluded an offering of Senior Notes pursuant to which the Company raised approximately $5,000,000, exclusive of placement costs and fees. The Senior Notes are denominated in units of $100,000, accrue interest at 8% per annum and are due three years from the date of issuance with the latest maturity date being June 2006. In connection with the Senior Note offering the Company also issued non-detachable warrants to purchase 125,000 shares of the Company's common stock. The warrants have a three-year contractual life and are exercisable immediately following the issuance of the Senior Notes at an exercise price of $1.00 per share. The Senior Notes are secured by a first priority security interest in all intellectual property assets of the Company.

         In September 2003, certain Senior noteholders elected to surrender their Senior Notes as consideration for the exercise of warrants to purchase shares of common stock of the Company. The Company issued an aggregate of 2,011,000 shares of common in this transaction. As of December 31, 2003, the aggregate outstanding balance on the Senior Notes, including principal and accrued but unpaid interest, was $2,989,000.

         In January 2004, the Board of Directors determined to permit the Senior Noteholders, for a limited period of time, to convert their Senior Notes into the Company's common stock at a conversion price of $2.10 per share. In connection with this transaction, Senior Noteholders converted Senior Notes having an aggregate principal value of $2,539,000. As of January 31, 2004, the aggregate outstanding balance on the Senior Notes, including principal and accrued but unpaid interest, was $450,000.

         COMPETITION
         -----------

         Several established networking vendors, including Linksys and Netgear, have planned and/or announced powerline communications products that are compliant with the HomePlug(TM) Alliance. Both Linksys and Netgear are focused on products for the home and residential marketplace. Telkonet finds potential competitors to actually be complementary in nature and a validation of the viability of the powerline communications market overall. While these companies may choose to move into the commercial market at a future date, at this time they do not represent a direct competitive threat to Telkonet.

         Notwithstanding the present absence of direct competitors, there can be no assurance that Linksys Group, Netgear or any other company will not develop PLC products that compete with Telkonet's products in the future. These potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources than Telkonet. These potential competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than Telkonet can. As a result, Telkonet may not be able to compete successfully with these potential competitors and these potential competitors may develop or market technologies and products that are more widely accepted than those being developed by Telkonet or that would render Telkonet's products obsolete or noncompetitive.

         Management has focused its sales and marketing efforts primarily on the commercial sector, initially targeting the hospitality markets with a direct sales effort at the regional and national level. The Company anticipates that it will soon focus its efforts on the multi-unit dwelling, government, and international markets, which it hopes to access through network administrator and systems administrator partners. Target markets for Telkonet include office buildings, hotels, schools, shopping malls, commercial buildings, and multi-dwelling units, government facilities, and any other commercial facilities that have a need for Internet access and network connectivity. Telkonet will continue to examine, select and approach entities with existing distribution channels that will be enhanced by the Company's offerings. The Company also intends to focus future sales and marketing efforts in Europe, South America, Asia and the Pacific Rim where the Internet is available.

         RAW MATERIALS
         -------------

         The Company has not experienced any significant or unusual problems in the purchase of raw materials or commodities. While the Company is dependent, in certain situations, on a limited number of vendors to provide certain raw materials and components, it has not experienced significant problems or issues procuring any essential materials, parts or components. The Company obtains the majority of its raw materials from the following suppliers: Arrow Electronics, Inc., Avnet Electronics Marketing, Digi-Key Corporation, Intellon Corporation and Superior Manufacturing Services.

         CUSTOMERS
         ---------

         The Company is neither limited to, nor reliant upon, a single or narrowly segmented consumer base from which it derives its revenues. The Company also is not dependent on any single customer or small group of customers. The Company's primary focus is in the Hospitality, Multi-Dwelling Units, Government and International markets.

         INTELLECTUAL PROPERTY
         ---------------------

         The Company has applied for patents that cover its unique technology, and has utilized the recently announced advancements in transmission speeds to build its next generation of products that will be launched into the hospitality market. The Company continues to identify, design and develop enhancements to its core technologies that will provide additional functionality, diversification of application and desirability for current and future users. It is the intent of the Company to protect this intellectual property by filing additional patent applications. The Company also has multiple registered and common law trademarks that it uses in the conduct of its business. The Company is presently not a party to any intellectual property licensing agreements.

         In September 2003, the Company received approval from the U.S. Patent and Trademark Office for its "Method and Apparatus for Providing Telephonic Communication Services" patent. Notwithstanding the issuance of this patent, there can be no assurance that any of the Company's current or future patent applications will be granted, or, if granted, that such patents will provide necessary protection for the Company's technology or their product offerings, or be of commercial benefit to the Company.

         GOVERNMENT REGULATION
         ---------------------

         We are subject to regulation in the United States by the FCC. FCC rules permit the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements. Differing technical requirements apply to "Class A" devices intended for use in commercial settings and more stringent standards apply to "Class B" devices intended for residential use. An independent, FCC-certified testing lab has verified that our PLC product line complies with the FCC technical requirements for Class A and Class B digital devices. No further testing of these devices is required and the devices may be manufactured and marketed for commercial and residential use. Additional devices designed by us for commercial and residential use will be subject to the FCC rules for unlicensed digital devices. Moreover, if in the future, the FCC changes its technical requirements for unlicensed digital devices, further testing and/or modifications of devices may be necessary.

         RESEARCH AND DEVELOPMENT
         ------------------------

         During the years ended December 31, 2003 and 2002, the Company spent $1,370,785 and $1,279,145 on research and development activities, respectively. The primary developments arising from these research and development efforts included an improved network reach with the introduction of the Company's secondary gateway, the introduction of an encrypted key-change-over-powerline feature to ease security management, an improved ability to remotely monitor network status and the addition of a VLAN support function for enhanced integration with subscriber management and billing systems. The Company's focus currently is directed toward a reduced total solution cost with improved performance, streamlined installation and a reduction in the time and cost of installation and developing a low-cost "plug and play" system for home networking applications.

         ENVIRONMENTAL MATTERS
         ---------------------

         We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

         EMPLOYEES
         ---------

         As of March 24, 2004, the Company had 26 full time employees. Additional key staff is planned in the areas of business development, sales and marketing, and engineering.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company currently leases approximately 3,000 square feet of office space at 902A Commerce Drive, Annapolis, MD 21401 for all of its corporate operations pursuant to a month-to-month lease agreement. The Company expects to terminate this lease in the second quarter of 2004 in anticipation of the Company's relocation of its operations to Germantown, Maryland as described more fully below.

         The Company has executed a sub-lease agreement through November 2010 for approximately 11,600 square feet of commercial office space in Germantown, Maryland. The Company intends to relocate its operations to the Germantown facility in April 2004. The Company is responsible for an allocated portion of the build-out cost of the Germantown facility. The Company anticipates that it will spend approximately $400,000 in connection with this relocation, which includes aggregate build-out costs, security deposit, office furniture and telephone equipment. As of December 31, 2003, the Company has incurred approximately $50,000 in build-out costs and has paid to the landlord approximately $70,000 as a security deposit for the Germantown facility.

ITEM 3.  LEGAL PROCEEDINGS.

         In March 2003, Jenson Services, Inc. and James P. Doolin filed an action against the Company in the Third Judicial District Court in and for Salt Lake County, State of Utah. The action sets forth various counts all based on allegations that the Company, through its agents, promised to undertake a registration of the Company's common stock and thereby allow the plaintiffs to exercise piggy-back registration rights under a registration rights agreement. The action seeks damages from the Company in unspecified amounts. On February 23, 2004, the litigation was settled by the parties under the terms of a Settlement and Release Agreement, pursuant to which the parties agreed to release each other and execute a Lockup Agreement providing that the plaintiffs' shares of the Company's common stock may only be sold ratably over a ten (10) month period, and the Company agreed to accept an opinion of plaintiffs' counsel that plaintiffs' shares of the Company's common stock may be sold under Rule 144 promulgated under the Securities Act of 1933. Under the terms of the settlement neither party was required to make any monetary payments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         On January 24, 2004, the Company's common stock was listed for trading on the American Stock Exchange under the ticker symbol "TKO." Prior to January 24, 2004, the Company's common stock was quoted on the OTC Bulletin Board (OTCBB) under the symbol "TLKO.OB." As of March 24, 2004, the Company had 353 stockholders of record and 38,704,941 shares of its common stock issued and outstanding, which does not include 4,559,007 shares to be issued pursuant to warrants that were exercised on March 24, 2004. For a more complete description of the warrant exercises and the effect of the issuance of the shares of the Company's common stock upon exercise of these warrants, see "Subsequent Events (Note O)" in the notes to the audited financial statements.

         The following table documents the high and low sales prices for the Company's common stock as quoted on Bloomberg Reporting Service for the periods indicated.

                                                         HIGH             LOW
                                                       ---------       ---------
YEAR ENDED DECEMBER 31, 2003
         First  Quarter ........................       $   1.90        $   0.41
         Second Quarter ........................       $   4.65        $   1.41
         Third Quarter .........................       $   3.69        $   1.55
         Fourth Quarter ........................       $   2.77        $   1.70
YEAR ENDED DECEMBER 31, 2002
         First Quarter .........................       $   0.87        $   0.87
         Second Quarter ........................       $   1.53        $   1.40
         Third Quarter .........................       $   1.08        $   0.98
         Fourth Quarter ........................       $   0.62        $   0.56

The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

         During the last two years, the Company sold shares of its common stock in the following transactions, each of which was effected in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder. Each of the following sales was made to one or more "accredited investors," as such term is defined in the Securities Act of 1933.

         On January 1, 2003, the Company granted options to purchase 200,000 shares of its common stock to John Vasilj as consideration for certain general business services provided by Mr. Vasilj.

         On January 1, 2003, the Company granted options to purchase 200,000 shares of its common stock to John Cosper as consideration for certain general business services provided by Mr. Cosper.

         On January 30, 2003, the Company entered into an employment agreement with Ronald W. Pickett, the Company's President, pursuant to which the Company agreed to issue 3,000 shares of its common stock per month for each month during the term of the employment agreement. These shares were issued to Mr. Pickett on March 17, 2004.

         On February 1, 2003, the Company granted options to purchase 375,000 shares of its common stock to David L. Jordan as consideration for certain general business services provided by Mr. Jordan.

         On February 1, 2003, the Company granted options to purchase 375,000 shares of its common stock to Barry W. Zelin as consideration for certain general business services provided by Mr. Zelin.

         On February 1, 2003, the Company granted options to purchase 250,000 shares of its common stock to Axiom Capital Management, Inc. as consideration for certain general business services provided by Axiom Capital Management, Inc.

         On February 3, 2003, the Company issued 49,998 shares of its common stock to Investor Stock Daily, Inc. as consideration for certain public relations services provided by Investor Stock Daily, Inc.

         During the second quarter of 2003, the Company commenced an offering of up to $5,000,000 principal amount of Senior Notes. In connection with the placement of the Senior Notes, the Company also issued non-detachable warrants granting holders the right to acquire 6,250,000 shares of the Company's common stock at $1.00 per share.

         On May 21, 2003, the Company issued 35,000 shares of its common stock and warrants to purchase 35,000 shares of its common stock at $2.97 per share to vFinance Investments, Inc. as consideration for certain investment banking and investment advisory services provided by vFinance Investments, Inc.

         On May 21, 2003, the Company issued warrants to purchase 50,000 shares of its common stock at $2.54 per share to First Montauk Securities Corp. as consideration for certain financial services provided by First Montauk Securities Corp.

         On January 26, 2004, the Company issued 1,209,048 shares of its common stock to holders of its Senior Notes in exchange for forgiveness of approximately $2,500,000 aggregate outstanding principal amount on such Senior Notes.

         On February 16, 2004, the Company commenced an offering of up to $14,056,240 of the Company's common stock. This offering was concluded on February 18, 2004, and resulted in net proceeds to the Company of $12,787,855 and the issuance of 6,387,600 shares of common stock. CDC Securities, Inc. acted as the Company's placement agent in connection with this offering.

         The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company's stockholders and equity compensation plans not approved by the Company's stockholders as of December 31, 2003.

                                              NUMBER OF SECURITIES TO      WEIGHTED -AVERAGE        NUMBER OF SECURITIES
                                              BE ISSUED UPON EXERCISE      EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                                              OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,       FUTURE ISSUANCE UNDER
                                                WARRANTS AND RIGHTS       WARRANTS AND RIGHTS     EQUITY COMPENSATION PLANS
                                                                                                    (EXCLUDING SECURITIES
                                                                                                  REFLECTED IN COLUMN (a))
                                                         (a)                     (b)                         (c)
        ----------------------------------    -----------------------    --------------------     -------------------------
        EQUITY COMPENSATION PLANS APPROVED
                BY SECURITY HOLDERS                  15,000,000                $1.19                      3,439,500
        ----------------------------------    -----------------------    --------------------     -------------------------
           EQUITY COMPENSATION PLANS NOT
           APPROVED BY SECURITY HOLDERS                 n/a                     n/a                          n/a
        ----------------------------------    -----------------------    --------------------     -------------------------
                       TOTAL                         15,000,000                $1.19                      3,439,500
        ----------------------------------    -----------------------    --------------------     -------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

         PLAN OF OPERATION
         -----------------

         The Company is emerging from a development stage and has began generating revenues from operations late in the fourth quarter. The Company may experience fluctuations in operating results in future periods due to a variety of factors, including, but not limited to, market acceptance of the Internet and power line communication technologies as a medium for customers requiring high-speed Internet access, the Company's ability to acquire and deliver high quality products at a price lower than those currently available to consumers, the Company's ability to obtain additional financing in a timely manner and on terms favorable to the Company, the Company's ability to successfully attract customers at a steady rate and maintain customer satisfaction, Company promotions, branding and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of the Company's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by the Company, the number of returns experienced by the Company, and general economic conditions specific to the Internet, power-line communications, and the communications industry.

         REVENUES
         --------

         In March 2003, the Company executed a strategic alliance agreement with Choice Hotels International pursuant to which Telkonet became a Choice Hotels'-endorsed vendor offering its high-speed Internet access solution to Choice Hotels' hotel franchisees in the United States. Other strategic alliance agreements are in various stages of negotiations. It is anticipated that these alliances will enable Telkonet to leverage the alliance partner's brand, customer relationships, sales, support and delivery infrastructure.

         During the fourth quarter, following the release of the iBridge, the Company commenced generating revenues. Initially, the Company extended discounts to its customers in order to gain sales traction in selected strategic markets. As a result, the associated gross margins were nominal. Revenue from product sales was approximately $88,000 and revenue from operating leases was approximately $5,000. The Company launched its new pricing model in the first quarter of 2004, which provides for a subscriber-based pricing that is intended to yield a recurring revenue stream over a three to five year term.

         COSTS AND EXPENSES
         ------------------

         From its inception on November 3, 1999 through December 31, 2003, the Company has not generated any significant revenues. The Company has incurred operating expenses of $12,233,922 since inception. These expenses were associated principally with compensation to employees, product development costs, costs related to the Company's convertible debentures and equity fund raising, and compensation for professional services.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         To date, Telkonet has not generated any significant revenues to offset its development and organizational expenses. As a result of Telkonet's operating losses from its inception through December 31, 2003, Telkonet generated a cash flow deficit of $9,696,710 from operating activities. As of December 31, 2003, Telkonet's current assets exceeded its current liabilities by $5,296,570. Of the total current assets of $5,952,621, cash represented $5,177,918 of this amount as of December 31, 2003. For the period from inception through December 31, 2003, Telkonet has accumulated losses of $14,116,612. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

         While Telkonet has raised sufficient capital to meet its working capital and financing needs to date, additional financing may be required in order to meet Telkonet's current and projected cash flow deficits from operations and development during the next twelve months. Management believes it has sufficient capital resources, including the net proceeds equal to $12.8 million arising from its private placement of common stock in February 2004 and the approximate $3.9 million cash generated from the warrant exercises in March 2004. See footnote O to the audited financial statements for the effect the additional capital raises subsequent to December 31, 2003. However, if thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to the Company, this could have a material adverse effect on the Company's business, results of operations, liquidity and financial condition.

         During the year ended December 31, 2003, the Series A Debenture holders demanded registration of shares of Telkonet common stock sufficient to cover conversion of their debentures and exercise of the attached stock purchase warrants. Following this demand for registration, Telkonet notified the Series B Debenture holders, Senior Noteholders and warrant holders with piggy-back registration rights of their right to participate in the registration. Approximately 11.7 million shares of Telkonet common stock were registered in this registration. The registration statement was declared effective by the Securities and Exchange Commission on September 24, 2003.

         In connection with the registration, certain Series A Debenture holders, Series B Debenture holders and Senior Noteholders exercised their non-detachable stock purchase warrants. Telkonet received approximately $3.8 million in cash as a result of the exercise of warrants and converted approximately $6.3 million of debt into equity as a result of the conversion of Series A Debentures, Series B Debentures and Senior Notes by the holders thereof into shares of Telkonet common stock. Moreover, on September 30, 2003, certain Senior Noteholders elected to use their Senior Notes as consideration for the exercise of certain warrants held by them. As a result, approximately $2.0 million of the Company's indebtedness represented by the Senior Notes was converted to equity upon exercise of the warrants and issuance of the underlying Telkonet common stock.

         In February 2004, Telkonet completed a private offering of its common stock resulting in net proceeds to the Company of approximately $12.8 million. The Company sold 6,387,600 shares of its common stock at a discount of 18% to the average market price of the Company's common stock for the preceding 30 days. The Company has agreed to file a registration statement with the Securities and Exchange Commission to register the shares of its common stock sold in this offering on or before May 31, 2004. Additionally, the Company will include in the registration those shareholders with piggy-back registration rights who have converted their debentures and exercised their warrants, and have elected to have the shares of common stock received upon such conversion or exercise included in such registration.

         In March 2004, the Company received $3.9 million as a result of the exercise of 4,235,007 warrants to purchase the Company's common stock. Additionally, $.2 million of debentures were converted into 324,000 shares of the Company's common stock.

         PRODUCT RESEARCH AND DEVELOPMENT
         --------------------------------

         Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for the period November 3, 1999 (date of inception) through December 31, 2003 were approximately $3,702,745. The Company anticipates that it will incur approximately $500,000 in research and development costs in 2004 in connection with the further development of its PlugPlus(TM) product suite.

         These projected expenditures are dependent upon the Company generating revenues and obtaining sources of financing in excess of the Company's existing capital resources. There is no guarantee that the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of research and development during the next twelve months.

         ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT
         -------------------------------------------------

         The Company does not anticipate the sale of any significant property, plant or equipment during the next twelve months. The Company does not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than the leasehold improvements, furniture and equipment associated with the new Germantown, Maryland facility as described below.

         The Company has executed a sub-lease agreement through November 2010 for approximately 11,600 square feet of commercial office space in Germantown, Maryland. The Company intends to relocate its operations to the Germantown facility in April 2004. The Company is responsible for an allocated portion of the build-out cost for the Germantown facility. The Company anticipates that it will spend approximately $400,000 in connection with this relocation, which amount includes aggregate build-out costs, security deposit, office furniture and telephone equipment. As of December 31, 2003, the Company has incurred approximately $50,000 in build-out costs and has paid to the landlord approximately $70,000 as a security deposit for the Germantown facility. The Company believes it has sufficient resources available to meet these acquisition needs.

         NUMBER OF EMPLOYEES
         -------------------

         As of March 24, 2004, the Company had twenty-six (26) full time employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees. The Company anticipates that it will increase its employment base to meet the needs outlined in its business plan.

         As the Company continues to expand, the Company will incur additional costs for personnel. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing in excess of its existing capital resources. Although the Company believes it has sufficient capital as of March 24, 2004 to support the anticipated growth in operations, there can be no assurance that the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

         In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

         In December 2003, the FASB issued SFAS No. 132 (revised), "Employers' Disclosures About Pensions and Other Postretirement Benefits - an Amendment of FASB Statements No. 87, 88, and 106." This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
         -----------------------------------------------

         This Annual Report on Form 10-KSB contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating the Company's financial outlook.

         TELKONET IS EMERGING FROM ITS DEVELOPMENT STAGE AND HAS NO OPERATING HISTORY ON WHICH TO BASE AN EVALUATION OF ITS CURRENT BUSINESS AND FUTURE PROSPECTS

         Telkonet is emerging from its development stage. As a result, it has no operating history upon which to base an evaluation of its current business and future prospects. The first PlugPlus(TM) product was introduced in July 2001. The Company has not generated substantial revenues since its inception. Moreover, the Company does not currently have any contracts in place that will provide any significant revenue. Because of the Company's lack of an operating history, management has limited insight into trends that may emerge and could materially adversely affect the Company's business. Prospective investors should consider the risks and difficulties our company may encounter in its new and rapidly evolving market, especially given the Company's lack of operating history. These risks include the Company's ability to:

         o        market the PlugPlus(TM)product suite;

         o        build a customer base;

         o        generate revenues;

         o        compete favorably in a highly competitive market;

         o        access sufficient capital to support growth;

         o        recruit and retain qualified employees;

         o        introduce new products and services; and

         o        build technology and support systems.

         THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT AND EXPECTS TO CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         Since inception through December 31, 2003, the Company has incurred cumulative losses of $14,116,612 and has never generated enough funds through operations to support its business. The Company expects to continue to incur substantial operating losses through 2004. The Company's losses to date have resulted principally from:

         o research and development costs relating to the development of the PlugPlus(TM) product suite;

         o costs and expenses associated with manufacturing, distribution and marketing of the Company's products;

         o general and administrative costs relating to the Company's operations; and

         o    interest expense related to the Company's indebtedness.

         The Company is currently unprofitable and may never become profitable. Since inception, the Company has funded its research and development activities primarily from private placements of equity and debt securities, a bank loan and short term loans from certain of its executive officers. As a result of its substantial research and development expenditures and limited product revenues, the Company has incurred substantial net losses. The Company's ability to achieve profitability will depend primarily on its ability to successfully commercialize the PlugPlus(TM) product suite.

         POTENTIAL FLUCTUATIONS IN OPERATING RESULTS COULD HAVE A NEGATIVE EFFECT ON THE PRICE OF THE COMPANY'S COMMON STOCK.

         The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including:

         o    the level of use of the Internet;

         o    the demand for high-tech goods;

         o the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations;

         o    price competition or pricing changes in the industry;

         o    technical difficulties or system downtime;

         o economic conditions specific to the internet and communications industry; and

         o    general economic conditions.

         The Company's quarterly results may also be significantly impacted by certain accounting treatment of acquisitions, financing transactions or other matters. Such accounting treatment could have a material impact on the Company's results of operations and have a negative impact on the price of the Company's common stock.

         THE COMPANY'S DIRECTORS AND EXECUTIVE OFFICERS OWN A SUBSTANTIAL PERCENTAGE OF THE COMPANY'S ISSUED AND OUTSTANDING COMMON STOCK. THEIR OWNERSHIP COULD ALLOW THEM TO EXERCISE SIGNIFICANT CONTROL OVER CORPORATE DECISIONS.

         As of December 31, 2003, the Company's officers and directors owned 24.6% of the Company's issued and outstanding common stock. This means that the Company's officers and directors, as a group, exercise significant control over matters upon which the Company's stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.

         FURTHER ISSUANCES OF EQUITY SECURITIES MAY BE DILUTIVE TO CURRENT STOCKHOLDERS.

         Although the funds raised in the Company's debenture offerings, the note offering and the private placement of common stock are being used for general working capital purposes, it is likely that the Company will be required to seek additional capital in the future. This capital funding could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for the Company's common stock. Any issuance of additional shares of the Company's common stock will be dilutive to existing stockholders and could adversely affect the market price of the Company's common stock.

         THE EXERCISE OF OPTIONS AND WARRANTS OUTSTANDING AND AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

         As of December 31, 2003, the Company had outstanding employee options to purchase a total of 8,293,000 shares of common stock at exercise prices ranging from $1.00 to $3.68 per share, with a weighted average exercise price of $1.19. As of December 31, 2003, the Company had outstanding non-employee options to purchase a total of 3,267,500 shares of common stock at exercise prices of $1.00 per share. As of December 31, 2003, the Company had warrants outstanding to purchase a total of 5,159,490 shares of common stock at exercise prices ranging from $.53 to $2.97 per share, with a weighted average exercise price of $1.01. In addition, as of December 31, 2003, the Company had 3,439,500 additional shares of common stock which may be issued in the future under the Telkonet, Inc. Stock Incentive Plan. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of the Company's common stock.

         THE POWERLINE COMMUNICATIONS INDUSTRY IS INTENSELY COMPETITIVE AND RAPIDLY EVOLVING.

         The Company operates in a highly competitive, quickly changing environment, and the Company's future success will depend on its ability to develop and introduce new products and product enhancements that achieve broad market acceptance in commercial and governmental sectors. The Company will also need to respond effectively to new product announcements by its competitors by quickly introducing competitive products.

         Delays in product development and introduction could result in:

         o    loss of or delay in revenue and loss of market share;

         o negative publicity and damage to the Company's reputation and brand; and

         o    decline in the average selling price of the Company's products.

         GOVERNMENT REGULATION OF THE COMPANY'S PRODUCTS COULD IMPAIR THE COMPANY'S ABILITY TO SELL SUCH PRODUCTS IN CERTAIN MARKETS.

         FCC rules permit the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements. Differing technical requirements apply to "Class A" devices intended for use in commercial settings, and "Class B" devices intended for residential use to which more stringent standards apply. An independent, FCC-certified testing lab has verified that the Company's PlugPlus(TM) product suite complies with the FCC technical requirements for Class A and Class B digital devices. No further testing of these devices is required and the devices may be manufactured and marketed for commercial and residential use. Additional devices designed by the Company for commercial and residential use will be subject to the FCC rules for unlicensed digital devices. Moreover, if in the future, the FCC changes its technical requirements for unlicensed digital devices, further testing and/or modifications of devices may be necessary. Failure to comply with any FCC technical requirements could impair the Company's ability to sell its products in certain markets and could have a negative impact on its business and results of operations.

         PRODUCTS SOLD BY THE COMPANY'S COMPETITORS COULD BECOME MORE POPULAR THAN THE COMPANY'S PRODUCTS OR RENDER THE COMPANY'S PRODUCTS OBSOLETE.

         The market for powerline communications products is highly competitive. Although the Company is presently the only company marketing PLC products to the commercial segment, Linksys Group, Inc. and Netgear, Inc. offer similar PLC solutions for the residential market. There can be no assurance that Linksys Group, Netgear or any other company will not develop PLC products that compete with the Company's products in the future. These potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These potential competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than the Company can. As a result, the Company may not be able to compete successfully with these potential competitors and these potential competitors may develop or market technologies and products that are more widely accepted than those being developed by the Company or that would render the Company's products obsolete or noncompetitive. The Company anticipates that potential competitors will also intensify their efforts to penetrate the Company's target markets. These potential competitors may have more advanced technology, more extensive distribution channels, stronger brand names, bigger promotional budgets and larger customer bases than the Company does. These companies could devote more capital resources to develop, manufacture and market competing products than the Company could. If any of these companies are successful in competing against the Company, its sales could decline, its margins could be negatively impacted, and the Company could lose market share, any of which could seriously harm the Company's business and results of operations.

         THE FAILURE OF THE INTERNET TO CONTINUE AS AN ACCEPTED MEDIUM FOR BUSINESS COMMERCE COULD HAVE A NEGATIVE IMPACT ON THE COMPANY'S RESULTS OF OPERATIONS.

         The Company's long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for business commerce. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce. The failure of the necessary infrastructure to further develop in a timely manner or the failure of the Internet to continue to develop rapidly as a valid medium for business would have a negative impact on the Company's results of operations.

         FAILURE OF THE COMPANY'S SERVICES AND PRODUCTS TO BE SUCCESSFUL IN THE MARKETPLACE COULD HAVE A NEGATIVE EFFECT ON THE COMPANY'S RESULTS OF OPERATIONS.

         Since the Company is just emerging from its development stage, it does not know with any certainty whether its services and/or products will be accepted within the business marketplace. If the Company's services and/or products prove to be unsuccessful within the marketplace, or if the Company fails to attain market acceptance, it could have a negative effect on the Company's results of operations.

         THE COMPANY MAY NOT BE ABLE TO OBTAIN PATENTS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS.

         The Company's ability to compete effectively in the powerline technology industry will depend on its success in acquiring suitable patent protection. The Company currently has several patents pending. The Company also intends to file additional patent applications that it deems to be economically beneficial. If the Company is not successful in obtaining patents, it will have limited protection against those who might copy its technology. As a result, the failure to obtain patents could negatively impact the Company's business and results of operations.

         INFRINGEMENT BY THIRD PARTIES ON THE COMPANY'S PROPRIETARY TECHNOLOGY AND DEVELOPMENT OF SUBSTANTIALLY EQUIVALENT PROPRIETARY TECHNOLOGY BY THE COMPANY'S COMPETITORS COULD NEGATIVELY IMPACT THE COMPANY'S BUSINESS.

         The Company's success depends partly on its ability to maintain patent and trade secret protection, to obtain future patents and licenses, and to operate without infringing on the proprietary rights of third parties. There can be no assurance that the measures the Company has taken to protect its intellectual property, including those integrated to its PlugPlus(TM) product suite, will prevent misappropriation or circumvention. In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that the Company's existing patents, or any patents that may be issued in the future, will provide the Company with significant protection against competitors. Moreover, there can be no assurance that any patents issued to, or licensed by, the Company will not be infringed upon or circumvented by others. Infringement by third parties on the Company's proprietary technology could negatively impact its business. Moreover, litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is in the Company's favor. The Company also relies to a lesser extent on unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes or that the Company can meaningfully protect its rights to such unpatented proprietary technology. Development of substantially equivalent technology by the Company's competitors could negatively impact its business.

         THE COMPANY DEPENDS ON A SMALL TEAM OF SENIOR MANAGEMENT, AND IT MAY HAVE DIFFICULTY ATTRACTING AND RETAINING ADDITIONAL PERSONNEL.

         The Company's future success will depend in large part upon the continued services and performance of senior management and other key personnel. If the Company loses the services of any member of its senior management team, its overall operations could be materially and adversely affected. In addition, the Company's future success will depend on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing, purchasing and customer service personnel when they are needed. Competition for these individuals is intense. The Company cannot ensure that it will be able to successfully attract, integrate or retain sufficiently qualified personnel when the need arises. Any failure to attract and retain the necessary technical, managerial, marketing, purchasing and customer service personnel could have a negative effect on the Company's financial condition and results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

         See the Financial Statements and Notes thereto commencing on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

         As of December 31, 2003, Telkonet performed an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Telkonet's disclosure controls and procedures are effective in timely alerting them to material information required to be included in Telkonet's periodic filings with the U.S. Securities and Exchange Commission. There were no significant changes in Telkonet's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table furnishes the information concerning the Company's directors and officers during the fiscal year ended December 31, 2003. The directors of the Company are elected every year and serve until their successors are duly elected and qualified.

     Name                       Age             Title
     ----                       ---             -----
     Ronald W. Pickett          56              President, Director &
                                                Chief Executive Officer

     David Powell               52              Chief Operating Officer

     Robert P. Crabb            56              Secretary

     E. Barry Smith             53              Chief Financial Officer

     Stephen Sadle              58              Senior Vice President & Director

     James Landry               48              Vice President--Engineering

     Warren V. Musser           77              Chairman of the Board

     Hugo DeCesaris             45              Director

     David Grimes               66              Director

     Thomas C. Lynch            61              Director

     Daniel L. McGinnis(1)      65              Director
_____________________________
(1) Mr. McGinnis resigned from the Board of Directors effective March 5, 2004.

RONALD W. PICKETT--PRESIDENT, CHIEF EXECUTIVE OFFICER & DIRECTOR

Mr. Pickett fostered the development of Telkonet since 1999 as the Company's principle investor and Co-Founder of the Company. He was the Founder, and for twenty years served as the Chairman of the Board and President of Medical Advisory Systems, Inc., until its merger with Digital Angel Corporation (AMEX:
DOC) in March 2002. A graduate of Gordon College, Mr. Pickett has engaged in various entrepreneurial activities for 35 years. Mr. Pickett has been a director of the Company since January 2003.

DAVID POWELL--CHIEF OPERATING OFFICER

Mr. Powell is the Chief Operating Officer of Telkonet and is responsible for growing Telkonet's business by developing, marketing and selling the Company's high-speed Internet access systems worldwide. From 1999 until he joined Telkonet in 2003, Mr. Powell served as the Senior Vice President of the Network Enhancing Technologies Solutions division of Tellabs where he developed leading-edge voice-enhancement and echo cancellation solutions for telecommunications networks worldwide. From 1990 to 1998, Mr. Powell served in various management positions at Coherent Communications Systems Corporation before it was acquired by Tellabs in 1998, including President and Chief Operating Officer, and Vice President and Managing Director of Coherent's European subsidiary, Coherent Communications Systems Limited.

E. BARRY SMITH--CHIEF FINANCIAL OFFICER

Mr. Smith is a CPA and senior financial executive with diverse experience in both public and private companies, which includes big-four public accounting experience with the firm of Deloitte & Touche. Mr. Smith also served as Senior Financial Partner and in other executive management positions with Safeguard Scientifics, Inc. and certain of its affiliates, including ThinAirApps, Inc. (wireless application provider-sold to Palm, Inc.), Interactive Marketing Venture (database marketing) and Tangram Enterprise Solutions (software/hardware for PC/LAN mainframe connectivity and enterprise software management). Prior to his employment with Telkonet, Mr. Smith also served as Vice President of Finance & Administration for US Golf Management, a golf course and restaurant management company, Vice President of Finance for International Communications Research, a market research and database services company, and Treasurer for The Chilton Company, a publishing company.

STEPHEN L. SADLE--SENIOR VICE PRESIDENT, CO-FOUNDER & DIRECTOR

From 1999 until he joined Telkonet in 2000, Mr. Sadle served as Senior Vice President and General Sales Manager of Internos, a provider of web-based vertical extranet applications. From 1986 until 1999, Mr. Sadle was Vice President of Business Development and Sales for the Driggs Corporation, a major heavy and infrastructure contracting firm interfacing with government and the private sectors. From 1970 until 1986, Mr. Sadle was President of a successful infrastructure construction and development company in the Washington, D.C. metropolitan area. Mr. Sadle has been a director of the Company since November 1999.

JAMES F. LANDRY--VICE PRESIDENT OF ENGINEERING

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

ROBERT P. CRABB--SECRETARY

Mr. Crabb has over 35 years of sales, marketing and corporate management experience including 15 years with the Metropolitan Life Insurance Company. His entrepreneurial expertise also includes public company administration, financial consulting and commercial/residential real estate development. Mr. Crabb is a former Director of Telkonet and has been involved with the Company since 1999.

DAVID W. GRIMES--CO-FOUNDER & DIRECTOR

From 1992 until he joined Telkonet in 1999, Mr. Grimes served as Chief Engineer for Final Analysis, Inc. and led the design and development of the Low Earth Orbit constellation of 38 satellites for use in global store and forward communications. From 1989 to 1992 he was the Engineering Division Director at EER Inc. and supervised over 100 engineers and technicians on electrical mechanical and thermal tasks for Goddard Space Flight Center. From 1982 to 1989 Mr. Grimes served as Chief Executive Officer of Transpace Carriers Inc., a venture to commercialize the Delta launch vehicle. From 1963 to 1982, Mr. Grimes was a Senior Executive with NASA, heading the $200 million per year Delta Program. Mr. Grimes is a recognized expert in space and ground communications systems and brings this expertise to bear on the implementation of the hybrid telephony and high speed Internet technology. Mr. Grimes has been a director of the Company since November 1999.

WARREN V. MUSSER--CHAIRMAN OF THE BOARD OF DIRECTORS

Mr. Musser has had extensive experience with public companies during his distinguished and successful career as an entrepreneur. A partial list of his accomplishments includes: Chairman Emeritus, Safeguard Scientifics, Inc. (formerly Safeguard Industries, Inc.), Chairman of the Board and Chief Executive Officer, Safeguard Scientifics, Inc., Founder, Chairman of the Board and President, Lancaster Corporation (became Safeguard Industries, Inc.), Founder & President, Musser and Company, Inc. (Investment Banking Firm). In addition, Mr. Musser is a Director of CompuCom Systems, Inc. and Internet Capital Group, Inc., Vice Chairman of Nutri/System, Inc. and Eastern Technology Council and Chairman of Economics, PA. He also serves as the Vice President/Development, Cradle of Liberty Council of the Boy Scouts of America. Mr. Musser has been a director of the Company since January 2003.

A. HUGO DECESARIS--DIRECTOR

Mr. DeCesaris has over 25 years experience in the homebuilding industry with Washington Homes, Inc., where he served as Vice President and a member of the Board of Directors. In January of 2001, Washington Homes, Inc. became a wholly-owned subsidiary of K. Hovnanian Enterprises, Inc. and is now one of the top ten homebuilders in the nation. Mr. DeCesaris is currently the Regional Vice President for the Maryland Division of Washington Homes, Inc., President and owner of Southern Maryland's largest Marina and a member of the Board of Directors of MNCBIA Volume Builders Council. Mr. DeCesaris has been a director of the Company since March 2001.

THOMAS C. LYNCH--DIRECTOR

Mr. Lynch is Senior Vice President, Director of The Staubach Company's Federal Sector in the Washington, D.C. area. Mr. Lynch joined The Staubach Company in November 2002 after 6 years as Senior Vice President at Safeguard Scientifics, Inc. (NYSE: SFE). While at Safeguard, he served nearly two years as President and Chief Operating Officer at CompuCom Systems, a Safeguard subsidiary. After a 31-year career of naval service, Mr. Lynch retired in the rank of Rear Admiral. Mr. Lynch's Naval service included Chief, Navy Legislative Affairs, command of the Eisenhower Battle Group during Operation Desert Shield, Superintendent of the United States Naval Academy from 1991 to 1994 and Director of the Navy Staff in the Pentagon from 1994 to 1995. Mr. Lynch presently serves as a Director of Pennsylvania Eastern Technology Council, Sanchez Computer Associates, Armed Forces Benefit Association, Catholic Leadership Institute, National Center for the American Revolution at Valley Forge and Mikros Systems. Mr. Lynch has been a director of the Company since 2003.

DANIEL L. MCGINNIS--DIRECTOR

From 1999 to 2002, Mr. McGinnis has served as President and Chief Executive Officer of SOTAS, Inc. an international developer and seller of operational support systems for telephone companies. From 1998 to 1999, Mr. McGinnis served as Senior Vice President for the Network Enhancing Technologies Solutions division of Tellabs, Inc., an international developer of network transport equipment for the telephone companies. From 1992 to 1998, he served as Chief Executive Officer, President and Chief Operating Officer of Coherent Communications Systems Corp., an international developer and seller of echo cancellation equipment for telephone companies. Mr. McGinnis has served on the Board of Directors of Atlantic Coast Airlines Holdings, Inc., SOTAS, Inc., Western Loudon Hospital Center Development Team, Northern Virginia Roundtable, George Washington University- VA Campus, Baird Venture Partners, Washington Airports Task Force, The George C. Marshall International Center, Loudon HealthCare, Inc., COHPAC (Australia), and Coherent Communications Systems, Ltd. Mr. McGinnis has been a director of the Company since 2003. Mr. McGinnis resigned from the Telkonet Board of Directors effective March 5, 2004.

         The Company maintains an Audit Committee of the Board of Directors. For the year ended December 31, 2003, Messrs. Sadle, Lynch and McGinnis served on the Audit Committee. The Company's Board of Directors has determined that each of Messrs. McGinnis and Lynch is a "financial expert" as defined by Item 401 of Regulation S-B promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company's Board of Directors also has determined that each of Messrs. McGinnis and Lynch are "independent" as such term is defined in
Item 7(d)(3)(iv) of Schedule 14A promulgated under the Securities Exchange Act of 1934. Effective March 5, 2004, Mr. McGinnis resigned from the Telkonet Board of Directors and Mr. Musser agreed to serve on the Audit Committee until Mr. McGinnis' replacement is appointed. The Company's Board of Directors has determined that Mr. Musser is both a "financial expert" and "independent" as such terms are defined under the relevant provisions of the Securities Act of 1933 and Securities Exchange Act of 1934. The Board of Directors has adopted an audit committee charter, which it intends to present to the Company's stockholders for ratification at the next annual meeting.

         The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and those persons performing similar functions, including those employees of the Company with senior financial roles. A copy of the Company's Code of Ethics has been filed as an exhibit to this Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth all compensation actually paid or accrued by the Company for services rendered to the Company for the years ended December 31, 2003, 2002 and 2001 to the Company's Chief Executive Officer, the Company's four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of the Company as of December 31, 2003, and those persons for whom disclosure would have been required but for the fact that they were not serving as an executive officer of the Company as of December 31, 2003.

                                               SUMMARY COMPENSATION TABLE

 ----------------------------------------------------------------------------------------------------------------------------------
                                         ANNUAL COMPENSATION                         LONG TERM COMPENSATION
                          -------------------------------------------------- ----------------------------------------
                                                                                      AWARDS             PAYOUTS
 ------------------------ -------------------------------------------------- ------------------------- -------------- -------------
           (a)             (b)        (c)          (d)            (e)            (f)          (g)           (h)           (i)
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
   NAME AND PRINCIPAL      YEAR    SALARY ($)   BONUS ($)    OTHER ANNUAL    RESTRICTED   SECURITIES   LTIP PAYOUTS    ALL OTHER
        POSITION                                             COMPENSATION       STOCK     UNDERLYING/                    COMPEN-
                                                                                            OPTIONS                      SATION
                                                                                             SARS
                                                                                              (#)
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
 L. Peter Larson          2001         160,484           -                -    1,455,285      200,000              -             -
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
                          2002           4,000           -                -    1,455,285    1,000,000              -             -
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
 David Grimes             2001          57,041           -                -    4,971,918      200,000              -             -
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
                          2002               -           -                -    1,298,000            -              -             -
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
                          2003               -           -                -    1,070,514      375,000              -             -
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
 Ronald W. Pickett        2003          91,538                                 2,175,049                           -             -
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
 Robert Crabb             2002           8,500           -                -            -            -              -             -
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
                          2003         120,000           -                -       13,109      208,333              -             -
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
 Howard Lubert            2003      292,083(2)                                                                     -             -
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
 Stephen L. Sadle         2001         160,484           -                -    5,722,695      200,000              -             -
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
                          2002         130,000           -                -    3,721,600            -              -             -
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
                          2003         130,000           -                -    3,350,514      375,000              -             -
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
 Greg Fowler              2002         114,000           -                -            -      200,000              -             -
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------


 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
 David Powell             2003          54,269           -                -            -      133,333              -             -
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
 Jim Landry               2001          29,000           -                -            -      125,000              -             -
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
                          2002         116,000           -                -            -      225,000              -             -
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
                          2003         160,000      10,000                -            -      208,333              -             -
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------
 E. Barry Smith           2003         115,539           -                -        2,215      208,333              -             -
 ------------------------ ------- ------------- ----------- ---------------- ------------ ------------ -------------- -------------

(1) In the year ending December 31, 2003, Mr. Pickett received 36,000 shares issued under the Company's Employee Stock Incentive Plan as additional compensation pursuant to his employment agreement. The fair market value of these shares upon issuance was $64,460.

(2) Mr. Lubert's compensation includes $177,083 of the Company's common stock acquired by Mr. Lubert upon the exercise of options exercised in conjunction his resignation in June 2003. Additionally, the Company has agreed to pay Mr. Lubert's salary through December 14, 2004 at an annual rate of $130,000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

         The following table sets forth information concerning stock options granted in the fiscal year ended December 31, 2003, to the persons listed on the Summary Compensation Table.

       --------------------------------------- --------------------------- ---------------- ---------------- ----------------
                                                                             PERCENT OF
                                                                                TOTAL
                                                  NUMBER OF SECURITIES      OPTIONS/SARS
                                                UNDERLYING OPTIONS/SARS      GRANTED TO       EXERCISE OR
                                                        GRANTED             EMPLOYEES IN      BASE PRICE        EXPIRATION
                        NAME                              (#)                FISCAL YEAR        ($/SH)              DATE
                        (a)                               (b)                    (c)              (d)               (e)
       --------------------------------------- --------------------------- ---------------- ---------------- ----------------
       L. Peter Larson                                                  -                -                -                -
       --------------------------------------- --------------------------- ---------------- ---------------- ----------------
       David Grimes                                               900,000            12.5%             1.00          01/2013
       --------------------------------------- --------------------------- ---------------- ---------------- ----------------
       Ronald W. Pickett                                                -                -                -                -
       --------------------------------------- --------------------------- ---------------- ---------------- ----------------
       Robert Crabb                                               500,000             6.9%             1.00          01/2013
       --------------------------------------- --------------------------- ---------------- ---------------- ----------------
       Howard Lubert                                               83,333             1.2%             1.00          01/2013
       --------------------------------------- --------------------------- ---------------- ---------------- ----------------
       Stephen L. Sadle                                           900,000            12.5%             1.00          01/2013
       --------------------------------------- --------------------------- ---------------- ---------------- ----------------
       Greg Fowler                                                      -                -                -                -
       --------------------------------------- --------------------------- ---------------- ---------------- ----------------
       David Powell                                               800,000            11.1%             2.62          09/2013
       --------------------------------------- --------------------------- ---------------- ---------------- ----------------
       James Landry                                               125,000             1.7%             1.00          01/2013
       --------------------------------------- --------------------------- ---------------- ---------------- ----------------
       E. Barry Smith                                             500,000             6.9%             1.00          02/2013
       --------------------------------------- --------------------------- ---------------- ---------------- ----------------

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

         The following table summarizes information relating to stock option exercises during the year ended December 31, 2003 by those persons listed on the Summary Compensation Table.


                                                                           NUMBER OF
                                                                          UNEXERCISED          VALUE OF
                                                                          SECURITIES         UNEXERCISED
                                                                          UNDERLYING         IN-THE-MONEY
                                                                        OPTIONS/SARS AT    OPTIONS/SARS AT
                                SHARES ACQUIRED                           FY-END (#)          FY-END ($)
                                  ON EXERCISE        VALUE REALIZED      EXERCISEABLE/      EXERCISEABLE/
               NAME                   (#)                 ($)           UNEXERCISEABLE      UNEXERCISEABLE
               (a)                    (b)                 (c)                 (d)                (e)
       ----------------------- ------------------- ------------------- ------------------ -------------------
       L. Peter Larson         -                   -                   1,000,000/         1,430,000/
                                                                       -0-                -0-
       ----------------------- ------------------- ------------------- ------------------ -------------------
       David Grimes            -                   -                   300,000/           429,000/
                                                                       600,000            858,000
       ----------------------- ------------------- ------------------- ------------------ -------------------
       Ronald W. Pickett       -                   -                   -0-                -0-
                                                                       -0-                -0-
       ----------------------- ------------------- ------------------- ------------------ -------------------
       Robert Crabb            -                   -                   166,667/           238,334/
                                                                       333,333            476,666
       ----------------------- ------------------- ------------------- ------------------ -------------------
       Howard Lubert           $83,333             $177,083            -0-                -0-
                                                                       -0-                -0-
       ----------------------- ------------------- ------------------- ------------------ -------------------
       Stephen L. Sadle        -                   -                   300,000/           429,000/
                                                                       600,000            858,000
       ----------------------- ------------------- ------------------- ------------------ -------------------
       Greg Fowler             -                   -                   200,000/           286,000/
                                                                       -0-                -0-
       ----------------------- ------------------- ------------------- ------------------ -------------------
       David Powell            -                   -                   66,667/            -0-
                                                                       733,333            -0-
       ----------------------- ------------------- ------------------- ------------------ -------------------
       James Landry            -                   -                   181,249/           259,186/
                                                                       168,751            241,314
       ----------------------- ------------------- ------------------- ------------------ -------------------
       E. Barry Smith          -                   -                   166,667/           238,334/
                                                                       333,333            476,666
       ----------------------- ------------------- ------------------- ------------------ -------------------

         DIRECTOR COMPENSATION
         ---------------------

         Telkonet reimburses directors for costs and expenses in connection with their attendance and participation at Board of Directors meetings and for other travel expenses incurred on Telkonet's behalf. Telkonet has the authority to compensate each non-management director up to $25,000 annually and $1,000 for each meeting of the Board of Directors. As of December 31, 2003, no such cash payments have been made. Notwithstanding, upon each director's appointment to the Board of Directors, each director was granted options to purchase 40,000 shares of the Company's common stock that vest ratably over twelve months with an exercise price of $2.00 per share.

         In January 2003, options to purchase the following number of shares were granted to the following non-employee directors of Telkonet under the Stock Incentive Plan: David Grimes (900,000 shares) and Warren Musser (2,000,000 shares). These options entitle the holder to purchase shares of Telkonet common stock at $1.00 per share and vest ratably over twelve quarters beginning January 1, 2003. These options are not "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986. The grant of these options was approved by Telkonet's stockholders at the 2003 annual meeting.

         EMPLOYMENT AGREEMENTS
         ---------------------

         L. Peter Larson, former Chief Executive Officer, was employed pursuant to an employment agreement for a three-year term that commenced June 19, 2000 and provided for an annual salary of $130,000 and bonuses and benefits based upon Telkonet's internal policies. Mr. Larson resigned from his employment on January 12, 2002.

         Stephen L. Sadle, Senior Vice President, is employed pursuant to an employment agreement for a three-year term that commenced June 19, 2000 and provides for an annual salary of $130,000 and bonuses and benefits based upon Telkonet's internal policies. On April 24, 2002, Mr. Sadle's employment agreement was amended to, among other things, extend the term through December 31, 2004. On January 18, 2003, Telkonet and Mr. Sadle executed a new employment agreement, the terms of which superceded the terms of the April 24, 2002 amended employment agreement. The January 18, 2003 employment agreement has a term of three years and provides for an annual salary of $130,000 and bonuses and benefits based upon Telkonet's internal policies. Mr. Sadle's annual salary was increased to $170,000 on January 1, 2004.

         Greg Fowler, former Chief Executive Officer, was employed pursuant to an employment agreement for a three-year term that commenced January 30, 2002 and provided for an annual salary of $130,000 and bonuses and benefits based upon Telkonet's internal policies. Mr. Fowler resigned effective December 12, 2002.

         James Landry, Vice President of Engineering, has been employed since September 24, 2001 with an annual salary of $160,000 with bonuses and benefits based upon Telkonet's internal policies. Mr. Landry received a bonus of $10,000 for the year ended December 31, 2003.

         Robert Crabb, Corporate Secretary, is employed pursuant to an employment agreement for a three year term that commenced January 18, 2003 and provides for an annual salary of $120,000 and bonuses and benefits based upon Telkonet's internal policies. Mr. Crabb's annual salary was increased to $170,000 on January 1, 2004.

         Ronald W. Pickett, President and Chief Executive Officer, is employed pursuant to an employment agreement for an unspecified term that commenced January 30, 2003 and provides for an annual salary $100,000, 3,000 shares of our common stock per month for each month of his employment and bonuses and benefits based upon Telkonet's internal policies.

         E. Barry Smith, Chief Financial Officer, is employed pursuant to an employment agreement for a one-year term that commenced February 17, 2003 and provides for an annual salary of $130,000 and bonuses and benefits based upon Telkonet's internal policies. Mr. Smith's annual salary was increased to $170,000 on January 1, 2004.

         Howard Lubert, former Chief Executive Officer, was employed pursuant to an employment agreement for a two-year term that commenced January 1, 2003 and provided for an annual salary of $130,000 and bonuses and benefits based upon Telkonet's internal policies. Mr. Lubert resigned effective June 16, 2003, however, Telkonet has agreed to pay Mr. Lubert's salary through December 14, 2004.

         In addition, under the Stock Incentive Plan, stock options are periodically granted to employees at the discretion of the Board of Directors. Executives of Telkonet are eligible to receive stock option grants, based upon individual performance and the performance of Telkonet as a whole.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 24, 2004, the number of shares of the Company's common stock beneficially owned by each director and executive officer of the Company, by all directors and executive officers as a group, and by each person known by the Company to own beneficially more than 5.0% of the outstanding common stock. As of March 24, 2004, there were no issued and outstanding shares of any other class of the Company's equity securities.

----------------------------------------------------- ------------------------------------- --------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                       SHARES BENEFICIALLY OWNED           PERCENTAGE OF CLASS
----------------------------------------------------- ------------------------------------- --------------------------

OFFICERS AND DIRECTORS
----------------------
Ronald W. Pickett, President and CEO
902-A Commerce Road
Annapolis, Maryland 21401                                        2,175,049                             5.6%
----------------------------------------------------- ------------------------------------- --------------------------
David Powell, Chief Operating Officer
902-A Commerce Road
Annapolis, Maryland 21401                                          133,333 (1)                         0.3%
----------------------------------------------------- ------------------------------------- --------------------------
E. Barry Smith, Chief Financial Officer
902-A Commerce Road
Annapolis, Maryland 21401                                          210,548 (2)                         0.5%
----------------------------------------------------- ------------------------------------- --------------------------
Stephen L. Sadle, Senior Vice President
902-A Commerce Road
Annapolis, Maryland 21401                                        3,725,514 (3)                         9.5%
----------------------------------------------------- ------------------------------------- --------------------------
James Landry, Vice President of Engineering
902-A Commerce Road
Annapolis, Maryland 21401                                          208,333 (4)                         0.5%
----------------------------------------------------- ------------------------------------- --------------------------
Robert P. Crabb, Corporate Secretary
902-A Commerce Road
Annapolis, Maryland 21401                                          221,442 (5)                         0.6%
----------------------------------------------------- ------------------------------------- --------------------------
Warren V. Musser, Chairman
902-A Commerce Road
Annapolis, Maryland 21401                                          841,087 (6)                         2.1%
----------------------------------------------------- ------------------------------------- --------------------------
David Grimes, Director
902-A Commerce Road
Annapolis, Maryland 21401                                        1,445,514 (7)                         3.7%
----------------------------------------------------- ------------------------------------- --------------------------
Hugo DeCesaris, Director
902-A Commerce Road
Annapolis, Maryland 21401                                        1,015,000                             2.8%
----------------------------------------------------- ------------------------------------- --------------------------
Thomas C. Lynch, Director
902-A Commerce Road
Annapolis, Maryland 21401                                           20,000 (8)                         0.1%
----------------------------------------------------- ------------------------------------- --------------------------
Daniel L. McGinnis, Director (9)
902-A Commerce Road
Annapolis, Maryland 21401                                           20,000 (10)                        0.1%
----------------------------------------------------- ------------------------------------- --------------------------
All Directors and Executive Officers as a Group                 10,075,821                            24.6%
----------------------------------------------------- ------------------------------------- --------------------------


5.0% BENEFICIAL OWNERS
----------------------

Stephen L. Sadle
902-A Commerce Road
Annapolis, Maryland 21401                                        3,725,514                             9.5%
----------------------------------------------------- ------------------------------------- --------------------------
Ronald W. Pickett
902-A Commerce Road
Annapolis, Maryland 21401                                        2,175,049                             5.6%
----------------------------------------------------- ------------------------------------- --------------------------

_____________________
(1) Includes options exerciseable within 60 days to purchase 133,333 shares of the Company's common stock at $2.62 per share.
(2) Includes options exerciseable within 60 days to purchase 208,333 shares of the Company's common stock at $1.00 per share.
(3) Includes options exerciseable within 60 days to purchase 375,000 shares of the Company's common stock at $1.00 per share.
(4) Includes options exerciseable within 60 days to purchase 208,333 shares of the Company's common stock at $1.00 per share.
(5) Includes options exerciseable within 60 days to purchase 208,333 shares of the Company's common stock at $1.00 per share.
(6) Includes options exerciseable within 60 days to purchase 833,333 shares of the Company's common stock at $1.00 per share.
(7) Includes options exerciseable within 60 days to purchase 375,000 shares of the Company's common stock at $1.00 per share.
(8) Includes options exerciseable within 60 days to purchase 20,000 shares of the Company's common stock at $2.00 per share.
(9)      Mr. McGinnis resigned from the Board of Directors effective March 5,
         2004.
(10) Includes options exerciseable within 60 days to purchase 20,000 shares of the Company's common stock at $2.00 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         STOCK REPURCHASES
         -----------------

         On January 12, 2002, the Board of Directors approved a plan authorizing the repurchase of certain shares of, and options to purchase, Telkonet common stock owned by Messrs. Grimes, Larson and Sadle. Each of Messrs. Grimes, Larson and Sadle, at the time of the stock repurchase, owned in excess of five percent of the issued and outstanding shares of Telkonet common stock and were directors and executive officers of Telkonet.

         As part of the stock repurchase, Mr. Grimes surrendered 3,721,918 shares of Telkonet common stock and options to purchase 160,000 shares of Telkonet common stock owned by him. In consideration of the surrender of these shares and options, Telkonet retained Mr. Grimes as a consultant for a period of three years and issued to Mr. Grimes fully vested options to purchase 1,000,000 shares of Telkonet common stock at fair market value on the date of exercise, but not less than $1.00 per share. In addition, Mr. Grimes agreed that certain shares of Telkonet common stock owned by him would be subject to a 36-month lock-up agreement under which 50,000 shares would be released on each of December 1, 2002 and December 1, 2003 and the remaining shares would be released on January 1, 2005. On April 24, 2002, the terms of Mr. Grimes' lock-up agreement were amended to permit the immediate release of 139,280 shares of Telkonet common stock, the release of 50,000 shares of Telkonet common stock on December 1, 2002, the release of 50,000 shares of Telkonet common stock on December 1, 2003 and the release of the remaining Telkonet common stock on

January 1, 2005. The revised lock-up agreement also provided for the release of common stock in proportion to the number of options to purchase Telkonet common stock exercised by Mr. Grimes from time to time during the term of the lock-up agreement. As of December 31, 2002, Mr. Grimes had exercised all of the options issued to Mr. Grimes in the repurchase. Consequently, all of the shares subject to Mr. Grimes' revised lock-up agreement were released as of December 31, 2002.

         Mr. Larson surrendered 705,000 shares of Telkonet common stock and options to purchase 200,000 shares of Telkonet common stock owned by him. In consideration of the surrender of these shares and options, Telkonet retained Mr. Larson as a consultant for a period of three years and issued to Mr. Larson fully vested options to purchase 1,000,000 shares of Telkonet common stock at fair market value on the date of exercise, but not less than $1.00 per share. In addition, Mr. Larson agreed that certain shares of Telkonet common stock owned by him would be subject to a 36-month lock-up agreement under which 50,000 shares would be released on each of December 1, 2002 and December 1, 2003 and the remaining shares would be released on January 1, 2005. On April 24, 2002, the terms of Mr. Larson's lock-up agreement were amended to permit the immediate release of 139,280 shares of Telkonet common stock, the release of 50,000 shares of Telkonet common stock on December 1, 2002, the release of 50,000 shares of Telkonet common stock on December 1, 2003 and the release of the remaining Telkonet common stock on January 1, 2005. The revised lock-up agreement also provides for the release of common stock in proportion to the number of options to purchase Telkonet common stock exercised by Mr. Larson from time to time during the term of the lock-up agreement.

         Mr. Sadle surrendered 2,147,694 shares of Telkonet common stock and options to purchase 200,000 shares of Telkonet common stock owned by him. In consideration of the surrender of these shares and options, the Board of Directors granted Mr. Sadle options to purchase 1,000,000 shares of Telkonet common stock at fair market value on the date of exercise, but not less than $1.00 per share. In addition, Mr. Sadle agreed that certain shares of Telkonet common stock owned by him would be subject to a 36-month lock-up agreement under which 50,000 shares would be released on each of December 1, 2002 and December 1, 2003 and the remaining shares would be released on January 1, 2005. On April 24, 2002, the terms of Mr. Sadle's lock-up agreement were amended to permit the immediate release of 139,280 shares of Telkonet common stock, the release of 50,000 shares of Telkonet common stock on December 1, 2002, the release of 50,000 shares of Telkonet common stock on December 1, 2003 and the release of the remaining Telkonet common stock on January 1, 2005. The revised lock-up agreement also provides for the release of common stock in proportion to the number of options to purchase Telkonet common stock exercised by Mr. Sadle from time to time during the term of the lock-up agreement. As of December 31, 2002, Mr. Sadle had exercised all of the options issued to Mr. Sadle in the repurchase. Consequently, all of the shares subject to Mr. Sadle's revised lock-up agreement were released as of December 31, 2002.

         Mr. Sadle's employment agreement was also amended to include a provision pursuant to which Mr. Sadle would be required to forfeit shares of Telkonet common stock owned by him, up to an aggregate of 1,500,000 shares of common stock, in the event he voluntarily terminated his employment prior to the end of its 36-month term. Pursuant to the amended employment agreement, Mr. Sadle was required to forfeit 40,000 shares for each month following the month in which he resigned until the expiration of the amended employment agreement. The amended employment agreement also extended the term of Mr. Sadle's employment until December 31, 2004. On January 30, 2003, the Board of Directors approved an amendment to Mr. Sadle's employment agreement that permits the release of the 1,500,000 shares of common stock subject to forfeiture upon Mr. Sadle's resignation in proportion to the number of options to purchase Telkonet common stock exercised by Mr. Sadle from time to time during the term of the employment agreement. As of December 31, 2002, Mr. Sadle had exercised all of the options issued to Mr. Sadle in the repurchase. Consequently, all of the shares subject to forfeiture pursuant to Mr. Sadle's revised employment agreement were released from such forfeiture restriction as of January 30, 2003.

         LOANS BY OFFICERS AND SIGNIFICANT STOCKHOLDERS
         ----------------------------------------------

         In 2001, Ronald W. Pickett, a director and officer of Telkonet who owns in excess of 5.0% of the issued outstanding Telkonet common stock, loaned $200,000 to Telkonet for working capital purposes. At the time of such loan, no formal repayment terms or arrangements were agreed to by the parties. On December 30, 2002, the aggregate remaining principal balance owed by Telkonet to Mr. Pickett was converted, at Mr. Pickett's election, into Telkonet Series B Debentures.

         ARRANGEMENT WITH A DIRECTOR AND EXECUTIVE OFFICER
         -------------------------------------------------

         On January 29, 2002, the Company granted Susquehanna Development, LLC options to purchase 300,000 shares of the Company's common stock at $1.00 per share as consideration for certain business services provided by Susquehanna Development to the Company. Robert P. Crabb, the Company's corporate secretary, is the managing member of Susquehanna Development.

         In September 2003, the Company entered into a consulting agreement, with The Musser Group for certain services. The consulting agreement provides for an annual consulting fee of $100,000, which is payable monthly during the term of the consulting agreement. As of December 31, 2003, $33,333 had been expensed, of which $8,333 was paid. Warren Musser, Chairman of the Board of Directors, is a principal of the Musser Group.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein or incorporated by reference:

EXHIBIT
NUMBER        DESCRIPTION OF DOCUMENT
------        -----------------------

3.1 Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2 Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.1 Form of Series A Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.2 Form of Series A Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)
4.3 Form of Series B Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.4 Form of Series B Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)
4.5 Form of Senior Note (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.6 Form of Non-Detachable Senior Note Warrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
10.1 Amended and Restated Telkonet, Inc. Incentive Stock Option Plan incorporated by reference to our Registration Statement on Form S-8 (No. 333-412), filed on April 17, 2002)
10.2 Employment Agreement by and between Telkonet, Inc. and Peter Larson, dated as of June 19, 2000 (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000)
10.3          Employment Agreement by and between Telkonet, Inc. and Stephen L.
              Sadle, dated as of June 19, 2000 (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000)
10.4          Amendment to Employment Agreement by and between Telkonet, Inc.
              and Stephen L. Sadle, dated as of April 24, 2002 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
10.5          Employment Agreement by and between Telkonet, Inc. and Stephen L.
              Sadle, dated as of January 18, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
10.6 Employment Agreement by and between Telkonet, Inc. and J. Gregory Fowler, dated as of January 30, 2002 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
10.7          Employment Agreement by and between Telkonet, Inc. and David S.
              Yaney, dated as of February 15, 2002 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
10.8 Employment Agreement by and between Telkonet, Inc. and Howard Lubert, dated as of January 1, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)

10.9          Separation Agreement by and between Telkonet, Inc. and Howard
              Lubert, dated as of June 16, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on
              August 28, 2003)
10.10         Employment Agreement by and between Telkonet, Inc. and Robert P.
              Crabb, dated as of January 18, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on
              August 28, 2003)
10.11         Employment Agreement by and between Telkonet, Inc. and Ronald W.
              Pickett, dated as of January 30, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
10.12         Employment Agreement by and between Telkonet, Inc. and E. Barry
              Smith, dated as of February 17, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on
              August 28, 2003)
14            Code of Ethics
21            Telkonet, Inc. Subsidiaries (incorporated by reference to our
              Registration Statement on Form S-1 (No. 333-108307), filed on
              August 28, 2003)
24            Power of Attorney (incorporated by reference to our Registration
              Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
31.1          Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002 of Ronald W. Pickett
31.2          Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002 of E. Barry Smith
32.1          Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section
              1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2          Certification of E. Barry Smith pursuant to 18 U.S.C. Section
              1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Company filed the following reports on Form 8-K during the last quarter of the reporting period:

         (i) On October 3, 2003, the Company filed a Current Report on Form 8-K, to report that certain holders of convertible debt chose to convert such debt to common stock. This Current Report on Form 8-K was amended on October 7, 2003.

         (ii) On October 6, 2003, the Company filed a Current Report on Form 8-K, to report the expansion of the Board of Director by two seats and the appointment of Thomas C. Lynch and Daniel L. McGinnis as new directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2003 and 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and
(iv) all other fees for services rendered.

       ------------------------ ------------------- ------------------
                                 DECEMBER 31, 2003  DECEMBER 31, 2002
       ------------------------ ------------------- ------------------
       1.  Audit Fees              $  53,925           $  60,200
       ------------------------ ------------------- ------------------
       2.  Audit Related Fees             --                  --
       ------------------------ ------------------- ------------------
       3.  Tax Fees                    3,000              10,613
       ------------------------ ------------------- ------------------
       4.  All Other Fees                 --                  --
       ------------------------ ------------------- ------------------
            Total Fees             $  56,925           $  70,813
       ------------------------ ------------------- ------------------

         Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

         Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2003 or 2002.

         Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.

         All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

         Prior to the Company's engagement of its independent auditor, such engagement is approved by the Company's audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company's Audit Committee Charter, the independent auditors and management are required to report to the Company's audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended December 31, 2003, were approved by the Company's audit committee.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TELKONET, INC.

                                                  /s/ Ronald W. Pickett
                                                  -----------------------
                                                  Ronald W. Pickett
                                                  Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                             Position                        Date
----                             --------                        ----

/s/Warren V. Musser              Chairman of the Board           March 29, 2004
-------------------
Warren V. Musser

/s/ Ronald W.  Pickett           Chief Executive Officer &       March 29, 2004
----------------------           Director
Ronald W.  Pickett

/s/ E. Barry Smith               Chief Financial Officer         March 29, 2004
------------------
E. Barry Smith

/s/ David Powell                 Chief Operating Officer         March 29, 2004
----------------
David Powell

/s/ Stephen L. Sadle             Executive Vice President &      March 29, 2004
--------------------             Director
Stephen L. Sadle

/s/ Hugo DeCesaris               Director                        March 29, 2004
------------------
Hugo DeCesaris

/s/ David Grimes                 Director                        March 29, 2004
----------------
David Grimes

/s/ Thomas C. Lynch              Director                        March 29, 2004
-------------------
Thomas C. Lynch

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2003 AND 2002



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                                 TELKONET, INC.

                                 TELKONET, INC.

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



Report of Independent Certified Public Accountants                          F-3
Consolidated Balance Sheets at December 31, 2003 and 2002                   F-4
Consolidated Statements of Losses for the Years ended
December 31, 2003 and 2002 and for the Period from November 3,
1999 (Date of Inception) through December 31, 2003                          F-5
Consolidated Statements of  Stockholders' Equity (Deficiency)
for the Period from November 3, 1999 (Date of Inception) through
December 31, 2003                                                     F-6 - F10
Consolidated Statements of Cash Flows for the Years ended
December 31, 2003 and 2002 and for the Period from November 3,
1999 (Date of Inception) through December 31, 2003                   F-11 - F12
Notes to Consolidated Financial Statements                          F-13 - F-32

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
Telkonet, Inc.
Annapolis, MD

         We have audited the accompanying consolidated balance sheets of Telkonet, Inc. and its wholly-owned subsidiary (the "Company"), a development stage company, as of December 31, 2003 and 2002 and the related consolidated statements of losses, (deficiency in) stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and for the period from November 3, 1999 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. and its wholly-owned subsidiary as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended, and for the period from November 3, 1999 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




                                   /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                   --------------------------------------------
                                        Russell Bedford Stefanou Mirchandani LLP
                                        Certified Public Accountants
McLean, Virginia
March 8, 2004,
except for Note O, which date is March 25, 2004

                                      TELKONET, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2003 AND 2002

ASSETS                                                            2003             2002
                                                              -------------   -------------
CURRENT ASSETS:
Cash and cash equivalents                                     $  5,177,918    $     18,827

Accounts receivable: trade and other                                58,196           1,550

Inventories (Note B)                                               608,516          39,790

Prepaid expenses and deposits                                      107,991           4,625
                                                              -------------   -------------

Total current assets                                             5,952,621          64,792

PROPERTY AND EQUIPMENT, AT COST (Note C):

Furniture and equipment                                            191,248          73,215

Less:  accumulated depreciation                                     67,687          35,252
                                                              -------------   -------------

Total property and equipment, net                                  123,561          37,963

EQUIPMENT UNDER OPERATING LEASES, AT COST (Note  D):
Telecommunications and related equipment, at cost                   33,888              --

Less: accumulated depreciation                                       3,485              --
                                                              -------------   -------------
Total equipment under operating leases, net                         30,403              --

OTHER ASSETS:
Financing costs, less accumulated amortization of
$176,761 and $101,692 at December 31, 2003 and
2002, respectively (Note F)                                             --         192,600

Deposits                                                            70,000              --
                                                              -------------   -------------
Total other assets                                                  70,000         192,600

                                                              $  6,176,585    $    295,355
                                                              =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities (Note M)             $    629,852    $    518,865
Customer deposits held                                              11,199              --

Notes payable (Note E)                                                  --         310,000

Capital lease obligation- current (Note N)                          15,000              --

Due to shareholders (Note J)                                            --         130,330
                                                              -------------   -------------
Total current liabilities                                          656,051         959,195
Convertible debentures, net of discounts - including
related parties (Note F)                                           143,205         862,682

Senior notes payable (Note G)                                    2,989,000              --

COMMITMENTS AND CONTINGENCIES (Note N)                                  --              --

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note H)
Preferred stock, par value $.001 per
share; 15,000,000 shares authorized;
none issued and outstanding at December 31,
2003 and 2002                                                           --              --
Common stock, par value $.001 per share; 100,000,000 shares
authorized; 30,689,522 and 15,721,131 shares issued and
outstanding at December 31, 2003 and 2002, respectively             30,690          15,721

Additional paid-in-capital                                      16,474,251       4,916,433

Accumulated deficit during development stage                   (14,116,612)     (6,458,676)
                                                              -------------   -------------
Stockholders' equity (Deficiency)                                2,388,329      (1,526,522)
                                                              -------------   -------------
                                                              $  6,176,585    $    295,355
                                                              =============   =============

                See accompanying notes to consolidated financial statements

                                           F-4

                                      TELKONET, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENTS OF LOSSES

                                                                     For the period from
                                                                      November 3, 1999
                                                                     (date of inception)
                                     For the year ended December 31,  through December
                                           2003            2002          31, 2003
                                      -------------   -------------   -------------
Product revenues, net                 $     88,403    $         --    $     88,403

Rental revenue, net                          5,257              --           5,257
                                      -------------   -------------   -------------
Total Revenue                               93,660              --          93,660
                                      -------------   -------------   -------------

Cost of Sales                              104,656              --         104,656
                                      -------------   -------------   -------------
Gross Profit (loss)                        (10,996)             --         (10,996)

Costs and Expenses:

Research and Development (Note A)        1,370,785       1,279,145    $  3,702,745

Selling, General and Administrative      4,089,172       1,339,665       6,836,804
Non-Employee Stock Options (Note I)        982,390         452,459       1,446,441

Depreciation and Amortization              110,988          84,067         247,932
                                      -------------   -------------   -------------
Total Operating Expense                  6,553,335       3,155,336      12,233,922


Loss from Operations                    (6,564,331)     (3,155,336)    (12,244,918)


Other Income                                    --           3,322           4,579
Interest income                             20,297              --          20,297

Interest  (Expense)                     (1,113,902)       (626,474)     (1,896,570)

Provision for Income Tax                        --              --              --
                                      -------------   -------------   -------------
                                        (1,093,605)       (623,152)     (1,871,694)

Net Loss                              $ (7,657,936)   $ (3,778,488)   $(14,116,612)
                                      =============   =============   =============

Loss per common share (basic and
assuming dilution) (Note L)           $      (0.37)   $      (0.22)   $      (0.82)
                                      =============   =============   =============

Weighted average common shares
outstanding                             20,702,482      17,119,639      17,191,965


                See accompanying notes to consolidated financial statements

                                           F-5

                                                TELKONET, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                   FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                                                                                            Deficit
                                                                                                          Accumulated
                                               Preferred                Common    Additional   Common        During
                                     Preferred  Stock       Common      Stock      Paid in      Stock     Development
                                      Shares    Amount      Shares      Amount     Capital   Subscription    Stage          Total
Net Loss                                 --   $     --            --   $     --   $      --   $      --   $   (33,973)  $   (33,973)
                                      ------  ---------  ------------  ---------  ----------  ----------  ------------  ------------
Balance at December 31, 1999                                      --         --          --          --       (33,973)      (33,973)
Shares issued to founders January
2000, in exchange for services and
costs valued at $ 0.60 per share         --         --        19,300        193      11,387          --            --        11,580
Shares issued in June 2000, for
cash in connection with private
placement at $375 per share, net
of costs                                 --         --         1,735         17     644,219          --            --       644,236
Shares issued in July 2000, for
warrants exercised at a price of
$375 per share                           --         --           190         --      71,250          --            --        71,250
Shares issued in August 2000, in
connection with the merger of
Comstock Coal and Telkonet
Communications, Inc                      --         --    21,775,335     21,775          --          --            --        21,775
August 2000, retirement of Telkonet
Communications, Inc shares               --         --       (21,225)      (210)         --          --            --          (210)
Shares issued in October 2000,
in exchange for warrants exercised
at a price of $1 per share               --         --        29,145         29      29,115          --            --        29,144
Shares issued in October 2000,
in exchange for warrants exercised
at a price of $ 0.40 per share           --         --        10,891         11       4,345          --            --         4,356

Net loss                                 --         --            --         --          --          --      (929,720)     (929,720)
                                      ------  ---------  ------------  ---------  ----------  ----------  ------------  ------------

 BALANCE AT DECEMBER 31, 2000            --   $     --    21,815,371   $ 21,815   $ 760,316   $      --   $  (963,693)  $  (181,562)
                                      ======  =========  ============  =========  ==========  ==========  ============  ============


                               See accompanying notes to consolidated financial statements

                                                           F-6

                                                     TELKONET, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                                                                                            Deficit
                                                                                                          Accumulated
                                         Preferred                  Common    Additional     Common         During
                               Preferred  Stock        Common       Stock      Paid in        Stock       Development
                                 Shares   Amount       Shares       Amount     Capital     Subscription      Stage         Total

 Balance Forward                    --   $    --     21,815,371   $ 21,815   $   760,316   $        --   $   (963,693)  $  (181,562)
Shares issued in June 2001,
for cash in connection with
a private placement, shares
issued at $.50 a share,
net of costs                        --        --        260,000        260       129,740            --             --       130,000
1,839,378 warrants issued in
June 2001, valued at $0.13
per warrant,  in exchange for
services                            --        --             --         --       237,035            --             --       237,035
72,668 stock options issued
in June 2001, valued at
$0.09 per stock option, in
exchange for services               --        --             --         --         6,375            --             --         6,375
245,287 warrants issued in
July 2001, valued at $0.08
per warrant, in exchange
for services                        --        --             --         --        18,568            --             --        18,568
36,917 stock options issued
in July 2001, valued at $0.08
per warrant, in exchange
for services                        --        --             --         --         2,795            --             --         2,795
Shares issued in August 2001,
for cash in connection with a
private placement, shares
issued at $.50 a share, net
of costs                            --        --         40,000         40        19,960            --             --        20,000
241,000 warrants issued in
August 2001, valued at $0.39
per warrant in exchange for
financing costs                     --        --             --         --        85,818            --            --         85,818
150,000 warrants issued in
August 2001, valued at $0.16
per  warrant, in exchange
for services                        --        --             --         --        23,340            --             --        23,340
36,917 stock options issued
in  August 2001, valued at
$0.06 per stock option, in
exchange for services               --        --             --         --         2,422            --             --         2,422
25,000 warrants issued in
September 2001, valued at
$0.30 per warrant in exchange
for services                        --        --             --         --         7,380            --             --         7,380
95,000 warrants issued in
October 2001, valued at $0.21
per warrant, in exchange for
services                            --        --             --         --        19,558            --             --        19,558
25,000 warrants issued in
November 2001, valued at
$0.33 per warrant,
in exchange for services            --        --             --         --         8,218            --             --         8,218
25,000 warrants issued in
December 2001, valued at $
0.30 per warrant, in exchange
for services                        --        --             --         --         7,380            --             --         7,380
Beneficial conversion feature
of convertible debentures
(Note F)                            --        --             --         --       837,874            --             --       837,874
Value of warrants attached to
convertible debentures
(Note F)                            --        --             --         --        77,254            --             --        77,254

Net loss                            --        --             --         --            --            --     (1,716,495)   (1,716,495)
                                  -----  --------   ------------  ---------  ------------  ------------  -------------  ------------

 BALANCE AT DECEMBER 31, 2001       --   $    --     22,115,371   $ 22,115   $ 2,244,033   $        --   $ (2,680,188)  $  (414,040)
                                  =====  ========   ============  =========  ============  ============  =============  ============

                                    See accompanying notes to consolidated financial statements


                                                     TELKONET, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                                                                                            Deficit
                                                                                                          Accumulated
                                         Preferred                  Common    Additional     Common         During
                               Preferred  Stock        Common       Stock      Paid in        Stock       Development
                                 Shares   Amount       Shares       Amount     Capital     Subscription      Stage         Total

 Balance Forward                    --   $    --     22,115,371   $ 22,115   $ 2,244,033   $        --   $ (2,680,188)  $  (414,040)
Shares issued in February
2002, in exchange for
convertible debentures
interest, at $.50 per share         --        --         43,586         44        21,749            --             --        21,793
Shares issued in March 2002,
to a founder in exchange for
shares canceled                     --        --      5,250,000      5,250        (5,250)           --             --            --
Shares canceled in March 2002
in connection with capital
restructure                         --        --    (13,480,961)   (13,481)       13,481            --             --            --
Shares issued in June 2002,
for warrants exercised at
$1.00 per share for services
rendered                            --        --         47,906         48        47,857            --             --        47,906
Shares issued in June 2002,
for warrants exercised at
$.40 per share for services
rendered                            --        --         26,443         26        10,551            --             --        10,577
Shares issued in June 2002 to
founders, for options
exercised at $1.00 per share        --        --      1,000,000      1,000       999,000            --             --     1,000,000
Shares issued in June 2002,
for warrants exercised at
$1.0025 per share, for
services rendered                   --        --         80,039         80        80,158            --             --        80,238
Shares issued in June 2002,
for warrants exercised at
$ .41, in connection with
original private placement          --        --        189,327        189        77,720            --             --        77,910
Shares issued in July 2002,
for warrants exercised at
$ .40, in connection with
original private placement          --        --         41,970         42        16,830            --             --        16,872
Shares issued in July 2002 to
founders, for options
exercised at $1.00 per share        --        --      1,000,000      1,000       999,000            --             --     1,000,000
Shares issued in August 2002,
for warrants exercised at
$ .43, in connection with
original private placement          --        --        542,500        543       232,459            --             --       233,001
Shares issued in August 2002,
for warrants exercised at
$ .40, in connection with
original private placement          --        --        193,302        193        77,127            --             --        77,320
Shares issued in October
2002, for warrants exercised
at $ .40, in connection with
original private placement          --        --         77,048         77        30,896            --             --        30,973
Shares issued in October
2002, for warrants exercised
at $0.50 per share in
connection with original
private placement                   --        --        400,000        400       199,600            --             --       200,000
Common stock subscription           --        --             --         --            --    (1,805,400)            --    (1,805,400)
Return of founders shares in
connection with stock
subscription                        --        --     (1,805,400)    (1,805)   (1,803,595)    1,805,400             --            --
Stock based compensation for
the issuance of stock options
to consultants in exchange
for services (Note I)               --        --             --         --       452,459            --             --       452,459
Stock based compensation for
the issuance of warrants to
consultants in exchange for
services (Note I)                   --        --             --         --       170,330            --             --       170,330
Stock based compensation for
the issuance of warrants to
consultants in exchange for
financing costs (Note I)            --        --             --         --        86,474            --             --        86,474

Beneficial conversion feature
of convertible debentures
(Note F)                            --        --             --         --       840,877            --             --       840,877

Value of warrants attached to
convertible debentures (Note F)     --        --             --         --       124,677            --             --       124,677

Net Loss                            --        --             --         --            --            --     (3,778,488)   (3,778,488)
                                  -----  --------   ------------  ---------  ------------  ------------  -------------  ------------
 BALANCE AT DECEMBER 31, 2002       --   $    --     15,721,131   $ 15,721   $ 4,916,433   $        --   $ (6,458,676)  $(1,526,522)
                                  =====  ========   ============  =========  ============  ============  =============  ============

                                    See accompanying notes to consolidated financial statements


                                                     TELKONET, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                                                                                            Deficit
                                                                                                          Accumulated
                                         Preferred                  Common    Additional     Common         During
                               Preferred  Stock        Common       Stock      Paid in        Stock       Development
                                 Shares   Amount       Shares       Amount     Capital     Subscription      Stage         Total

Balance Forward                     --        --     15,721,131   $ 15,721   $ 4,916,433            --   $ (6,458,676)  $(1,526,522)
Shares issued in April 2003
in exchange for convertible
debentures at $.50 per share
(Note F)                            --        --         40,000         40        19,960            --             --        20,000
Shares issued in April 2003
in exchange for services at
$1.54 per share                     --        --         49,998         50        76,695            --             --        76,745
Shares issued in June 2003
for employee options
exercised at $1.00 per
share                               --        --         83,333         83        83,250            --             --        83,333
Shares issued in June 2003
for non-employee options
exercised at $1.00 per share        --        --         83,333         84        83,249            --             --        83,333
Stock based compensation for
the issuance of warrants in
exchange for financing costs
(Note I)                            --        --             --         --        87,217            --             --        87,217
Beneficial conversion feature
of convertible debentures
(Note F)                            --        --             --         --     1,761,675            --             --     1,761,675
Value of warrants attached to
convertible debentures (Note F)     --        --             --         --       265,425            --             --       265,425
Shares issued in July 2003
for warrants exercised at
$.66 per share, for services
rendered                            --        --        114,799        115          (115)           --             --            --
Shares issued in July 2003
for warrants exercised at
$.53 per share, for services
rendered                            --        --         64,052         64           (64)           --             --            --
Shares issued in July 2003
for 220,000 warrants
(attached to convertible
debentures) exercised at
$1.00 per share                     --        --        138,388        138          (138)           --             --            --
Shares issued in August 2003
in exchange for convertible
debentures (Note F)                 --        --      7,177,836      7,178     3,779,922            --             --     3,787,100
Shares issued in August 2003
in exchange for accrued
interest on convertible
debentures (Note F)                 --        --        511,143        511       272,114            --             --       272,625
Shares issued in August 2003
for non-employee options
exercised at $1.00 per share        --        --         83,333         84        83,250            --             --        83,334
Shares purchased in August
2003 for cash at $2.00 per
share, net of costs                 --        --            333         --           666            --             --           666
Shares issued in September
2003 for warrants exercised
at $1.00                            --        --      3,597,250      3,597     3,593,653            --             --     3,597,250
Shares issued in September
2003 for warrants exercised
at $.50                             --        --        500,000        500       249,500            --             --       250,000

                                                     (Continued...)


                                                     TELKONET, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        FOR THE PERIOD NOVEMBER 3, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2003

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

(Continued)
Shares issued in September
2003 for warrants exercised
at $1.00, in exchange for
Senior Notes (Note G)               --        --      2,011,000   $  2,011   $ 2,008,989            --             --   $ 2,011,000
Shares issued in September
2003 in exchange for services
at approximately $2.50 per
share                               --        --        114,000        114       285,148            --             --       285,262
Stock based compensation for
the issuance of stock options
to consultants in exchange
for services (Note I)               --        --             --         --       982,390            --             --       982,390
Stock based compensation for
the issuance of warrants to
consultants in exchange for
services (Note I)                   --        --             --         --        30,872            --             --        30,872
Write-off of beneficial
conversion feature in
connection with
conversion of Debenture-1 and
Series B debentures (Note F)        --        --             --         --    (2,046,479)           --             --    (2,046,479)
Write-off of value of
warrants attached to
convertible debentures in
connection with conversion
of Debenture-1 and Series B
debentures (Note F)                 --        --             --         --      (296,470)           --             --      (296,470)
Shares issued in October 2003
in exchange for warrants
exercised at $.50 per share         --        --        315,000        315       157,185            --             --       157,500
Shares issued in October 2003
in exchange for accrued
interest on convertible
debentures (Note F)                 --        --         14,260         14         8,095            --             --         8,109
Shares issued in  November
2003 in exchange for
non-employee options
exercised at $1.00 per share        --        --         20,833         21        20,812            --             --        20,833
Shares issued in November
2003 for warrants exercised
at $1.00 per share                  --        --          2,000          2         1,998            --             --         2,000
Shares issued in November
2003 for employee options
exercised at $1.00 per share        --        --         20,000         20        19,980            --             --        20,000
Shares issued in December
2003 for employee options
exercised at approximately
$1.00 and $1.50 per share           --        --          6,000          6         7,494            --             --         7,500
Shares issued in December
2003 in exchange for services
at approximately $1.01 per
share                               --        --         21,500         22        21,545            --             --        21,567

Net Loss                            --        --             --         --            --            --     (7,657,936)   (7,657,936)
                                  -----  --------   ------------  ---------  ------------  ------------  -------------  ------------

 BALANCE AT DECEMBER 31, 2003       --   $    --     30,689,522   $ 30,690   $16,474,251   $        --   $(14,116,612)  $ 2,388,329
                                  =====  ========   ============  =========  ============  ============  =============  ============

                                    See accompanying notes to consolidated financial statements


                                                          F-10

                                           TELKONET, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      For the period
                                                                                                    from November 3,
                                                                                                      1999 (date of
                                                                     For the year Ended December 31,    inception)
                                                                      -----------------------------  through December
                                                                          2003            2002           31, 2003
                                                                      -------------   -------------   -------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations                            $ (7,657,936)   $ (3,778,488)   $(14,116,612)

Adjustments to reconcile net loss from development stage
operations to cash used in operating activities
Amortization of debt discount - beneficial conversion feature of
convertible debentures (Note F)                                            655,261         440,646       1,188,683
Amortization of debt discount - value of warrants attached to
convertible debentures (Note F)                                             89,434          39,390         137,376
Stock options and warrants issued in exchange for services (Note I)      1,013,262         622,790       1,969,124

Common stock issued in exchange for services rendered (Note H)             383,574         138,722         533,876

Common stock issued in exchange for debenture interest (Note F)            280,735          21,793         302,528
Write-off of financing costs in connection with conversion of
convertible debentures (Note F)                                            204,749              --         204,749
Impairment of property and equipment, net                                       --              --          39,287

Depreciation and amortization                                              110,988          84,067         247,932
Increase / decrease in:
Accounts receivable, trade and other                                       (56,646)         (1,550)        (58,196)

Inventory                                                                 (568,726)        (39,790)       (608,516)

Prepaid expenses and deposits                                             (173,366)             --        (177,991)

Accounts payable, accrued liabilities and customer deposits, net           122,186         402,124         641,050
                                                                      -------------   -------------   -------------

NET CASH USED IN OPERATING ACTIVITIES                                   (5,596,485)     (2,070,296)     (9,696,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs of equipment under operating leases                                  (33,888)             --         (33,888)

Purchase of property and equipment, net                                   (103,033)        (18,265)       (215,535)
                                                                      -------------   -------------   -------------

NET CASH USED IN INVESTING ACTIVITIES                                     (136,921)        (18,265)       (249,423)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock, net of costs                               666         830,673       1,751,890

Proceeds from (repayments to) stockholder advances                        (122,830)        122,830           7,500

Proceeds from issuance of convertible debentures, net of costs           2,027,100       1,222,000       4,067,100

Proceeds from issuance of senior notes, net of costs (Note G)            5,000,000              --       5,000,000

Proceeds from exercise of warrants                                       3,999,250              --       3,999,250

Proceeds from exercise of stock options and warrants                       298,311              --         298,311

Repayment of loans                                                        (310,000)        (90,000)       (400,000)

Proceeds from loans                                                             --              --         400,000
                                                                      -------------   -------------   -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               10,892,497       2,085,503      15,124,051

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                          5,159,091          (3,058)      5,177,918

Cash and cash equivalents at the beginning of the period                    18,827          21,885              --
                                                                      -------------   -------------   -------------
Cash and cash equivalents at the end of the period                    $  5,177,918    $     18,827    $  5,177,918
                                                                      =============   =============   =============

                     See accompanying notes to consolidated financial statements

                                      F-11

                                           TELKONET, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the period
                                                                                         from November
                                                                                         3, 1999 (date
                                                        For the year Ended December 31,  of inception)
                                                          ----------------------------  through December
                                                             2003           2002           31, 2003
                                                          -------------  -------------  --------------
Supplemental Disclosures of Cash Flow Information:
Cash transactions:
Cash paid during the period for interest                  $    135,879   $     30,885   $     191,729
Income taxes paid                                                   --             --              --
Non-cash transactions:
Issuance of stock options and warrants in exchange for
services rendered                                            1,013,262        622,790       1,969,124
Issuance of stock warrants in exchange for financing
costs                                                           87,217         86,474         173,691
Common stock issued for services rendered                      383,574        138,722         533,876
Common stock issued in exchange for interest                   280,735         21,793         302,528
Common stock issued in exchange for conversion of
convertible debenture                                        3,807,100             --       3,807,100

Common stock issued in exchange for Senior Note              2,011,000             --       2,011,000
Common stock issued in exchange for notes payable                7,500             --           7,500
Write-off of beneficial conversion feature for
conversion of debenture                                      2,046,479             --       2,046,479
Write-off of value of warrants attached to debenture in
connection with conversion                                     296,470             --         296,470

Notes payable issued in connection with capital lease,
net of repayments (Note N)                                      15,000             --          15,000
Beneficial conversion feature on convertible debentures      1,761,675        693,018       3,440,426
Value of warrants attached to convertible debentures           265,425         56,082         467,356

Acquisition:                                                        --             --              --

   Assets acquired                                                  --             --               1

   Accumulated deficit                                              --             --           2,643

   Liabilities assumed                                              --             --          (2,642)
                                                          -------------  -------------  --------------
                                                          $         --   $         --   $           1
                                                          -------------  -------------  --------------

                     See accompanying notes to consolidated financial statements

                                                F-12

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation
----------------------------------

Telkonet, Inc. (the "Company"), formerly Comstock Coal Company, Inc., was formed on November 3, 1999 under the laws of the state of Utah. The Company is emerging from its development stage (as defined by Statement of Financial Accounting Standards No. 7) and has commercialized its technology enabling the transmission of voice and data over power lines inside existing buildings. The Company will focus its efforts toward sales and marketing activities through direct and indirect sales channels. From its inception through the date of these financial statements, the Company has recognized minimal revenues and has incurred significant operating expenses.

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

Inventories
-----------

Inventories consist primarily of Gateways, iBridges and Couplers which are the significant components of the Telkonet solution. Cost is determined by the first-in, first-out method. (See Note B).

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Net Loss Per Common Share
-------------------------

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2003 and 2002, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition
-------------------

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

For equipment under lease, revenue is recognized over the lease term for operating lease and rental contracts. All of the Company's leases are accounted for as operating leases. At the inception of the lease, no lease revenue is recognized and the leased equipment, together with the initial direct costs of installation and support are capitalized, appear on the balance sheet as "Equipment Under Operating Leases". The capitalized cost of this equipment is depreciated from two to three years , on a straight-line, basis down to the Company's original estimate of the projected value of the equipment at the end of the scheduled lease term (the "Residual"). Monthly lease payments are recognized as rental income.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $136,758, $0 and $136,758 in advertising costs during the years ended December 31, 2003 and 2002, and for the period from November 3, 1999 (date of inception) to December 31, 2003, respectively.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Liquidity
---------

As shown in the accompanying financial statements, the Company has incurred a net loss of $14,116,612 from its inception through December 31, 2003. The Company's current assets exceeded its current liabilities by $5,296,570, with cash and cash equivalents representing $5,177,918 of this amount as of December 31, 2003.

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2003, 2002, and the period from November 3, 1999 (date of inception) to December 31, 2003 were $1,370,785, $1,279,145, and
$3,702,745, respectively.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. There is no allowance for doubtful accounts established as of December 31, 2003.

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

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and 2002 and for subsequent periods.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)
------------------------------------

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in
Note I):

                                                                  2003       2002 (as restated)
                                                             --------------   ----------------
Net loss - as reported                                       $  (7,657,936)   $    (3,778,488)
Add: Total stock based employee compensation expense as
reported under intrinsic value method (APB. No. 25)                     --                 --
Deduct: Total stock based employee compensation expense
as reported under fair value based method (SFAS No. 123)        (5,211,112)          (398,433)
                                                             --------------   ----------------
Net loss - Pro Forma                                         $ (12,869,048)   $    (4,176,921)
Net loss attributable to common stockholders - Pro forma     $ (12,869,048)   $    (4,176,921)
Basic (and assuming dilution) loss per share - as reported   $       (0.37)   $         (0.22)
Basic (and assuming dilution) loss per share - Pro forma     $       (0.62)   $         (0.24)

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

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

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

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of Gateways, iBridges and Couplers which are the significant components of the Telkonet solution. Components of inventories as of December 31, 2003 and 2002 are as follows:

                                                    2003               2002
                                                 ----------         ----------
         Raw Materials                           $ 374,794          $      --
         Finished Goods                            233,722             39,790
                                                 ----------         ----------
                                                 $ 608,516          $  39,790
                                                 ==========         ==========

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE C - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at December 31, 2003 and 2002 consists of the following:

                                                        2003              2002
                                                     ----------       ----------
  Development Test Equipment                         $  72,774        $      --
  Office Equipment                                     103,773           58,514
  Office Fixtures and Furniture                         14,701           14,701
                                                     ----------       ----------
     Total                                             191,248           73,215
  Accumulated Depreciation                             (67,687)         (35,252)
                                                     ----------       ----------
                                                     $ 123,561        $  37,963
                                                     ==========       ==========

Depreciation expense included as a charge to income amounted to $32,435, $7,144, and $67,687 for the year ended December 31, 2003, 2002, and from inception to December 31, 2003, respectively.

NOTE D - EQUIPMENT UNDER OPERATING LEASES

Equipment leased to customers under operating leases is recorded at cost and is depreciated on the straight line basis to its estimated residual value. Estimated useful lives are two to three years. Equipment under operating leases at December 31, 2003 and 2002 consist of the following:

                                                               2003       2002
                                                             ---------  --------
     Telecommunications and related equipment                $ 33,888   $    --
     Less: accumulated depreciation                            (3,485)       --
                                                             ---------  --------
     Capitalized equipment, net of accumulated depreciation    30,403        --
     Less: estimated reserve for residual values                   --        --
                                                             ---------  --------
     Capitalized equipment under operating leases, net       $ 30,403   $    --
                                                             =========  ========

The following is a schedule by years of minimum future rentals on noncancellable operating leases as of December 31, 2003:

     Year ending December 31,
     2004                                                       $36,464
     2005                                                        32,907
     2006                                                        23,331
                                                                --------
                                                                $92,702
                                                                ========

NOTE E - NOTES PAYABLE

Notes payable at December 31, 2003 and 2002 consists of the following:
                                                                                          2003            2002
                                                                                      --------------  ------------
  Note payable in monthly installments of interest only at 7.5% per annum, unsecured and guaranteed by a Company shareholder. Maturity date is in
  September 2002; the Company paid the debt in full in February 2003.                 $          --   $    60,000
  Note payable in monthly installments of interest only at the prime lending rate plus 1%, unsecured and guaranteed by a Company shareholder. The original maturity date of the loan was extended from March 2002 to March 2003; the
  Company paid the debt in full in September 2003.                                               --       250,000
                                                                                      --------------  ------------
                                                                                                 --       310,000
  Less: current portion                                                                          --      (310,000)
                                                                                      --------------  ------------
                                                                                      $          --   $        --
                                                                                      ==============  ============



                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2003 and 2002is as follows:

                                                                                           2003            2002
                                                                                      --------------  ------------
  Convertible notes payable ("Debenture-1"), in quarterly installments of interest only at 8% per annum, unsecured and due three years from the date of the note with the latest maturity May 2005; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the
  Company's common stock at a rate of $.50 per share six months after issuance.
  During the year ended December 31, 2003, a total of $1,627,100 of Debenture-1
  was converted to common stock of the Company.                                       $      62,000   $ 1,689,100
  Debt Discount - beneficial conversion feature, net of accumulated amortization of $41,411 and $531,858 at December 31, 2003 and 2002,
  respectively.                                                                             (24,718)     (999,034)
  Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $3,605 and $47,216 at December 31, 2003 and 2002,
  respectively.                                                                              (2,116)      (86,120)
                                                                                      --------------  ------------
                                                                                             35,166       603,946
  Convertible notes payable ("Series B Debenture"), in quarterly installments of interest only at 8% per annum, unsecured and due three years from the date of the note with the latest maturity February 2006; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the
  Company's common stock at a rate of $.55 per share six months after issuance.
  During the year ended December 31, 2003, a total of $2,180,000 of Series B
  Debenture was converted to common stock of the Company.                                   320,000       472,900
  Debt Discount - beneficial conversion feature, net of accumulated amortization of $75,426 and $1,564 at December 31, 2003 and 2002,
  respectively.                                                                            (180,546)     (146,295)
  Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $13,194 and $726 at December 31, 2003 and 2002,
  respectively.                                                                             (31,415)      (67,869)
                                                                                      --------------  ------------
                                                                                            108,039       258,736
                                                                                      --------------  ------------
  Total                                                                               $     143,205   $   862,682
                                                                                      --------------  ------------
  Less: current portion                                                                          --            --
                                                                                      --------------  ------------
                                                                                      $     143,205   $   862,682
                                                                                      ==============  ============

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

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

Convertible Debentures (Continued)
----------------------------------

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

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

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

The Company amortized the Debenture 1 and the Series B Debenture debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $744,695 and $480,036 for the years ended December 31, 2003 and 2002, respectively.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

During the year ended December 31, 2003, the Debenture-1 noteholders demanded registration of that number of common shares of the Company sufficient to cover the conversion of their debentures and exercise of the attached warrants. Accordingly, the Company notified the Series B Debenture noteholders, Senior noteholders (Note G) and warrant holders with piggy-back registration rights of their right to participate in the registration. During the year ended December 31, 2003, the Company issued an aggregate of 7,217,836 shares of common stock in connection with the conversion of $1,627,100 aggregate principal amount of the Debenture-1 and $2,180,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 525,403 shares of common stock in exchange for accrued interest of $195,148 and $85,586 for Debenture-1 and Series B debenture, respectively.

In connection with the conversion of Debenture-1 and Series B debentures, the Company wrote off the un-amortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $2,046,479 and $296,470, respectively. Capitalized financing costs in connection with the issuance of Debenture-1 and Series B debenture were $381,509 and $249,292 at December 31, 2003 and 2002, respectively. Un-amortized financing cost of $204,748 in connection with issuance of Debenture-1 and Series B Debenture was charged to operations during the year ended December 31, 2003.

NOTE G - SENIOR NOTES PAYABLE

In the second quarter of 2003, the Company issued Senior Notes to Company officers, shareholders, and sophisticated investors in exchange for $5,000,000, exclusive of placement costs and fees. The Senior Notes are denominated in units of $100,000, accrue interest at 8% per annum and are due three years from the date of issuance with the latest maturity date of June 2006. Attached to each Senior Note are warrants to purchase 125,000 shares of common stock. The warrants have a three-year contractual life and are exercisable immediately after the issuance of the Senior Note at exercise price of $1.00 per share. The Senior Notes are secured by a first priority security interest in all intellectual property assets of the Company. The Company plans to use the Senior Note proceeds for expansion of sales, marketing and strategic partnership programs, building required infrastructure and for working capital.

In September 2003, certain Senior noteholders elected to surrender their Senior Notes as consideration for the exercise of warrants to purchase shares of common stock of the Company. The Company issued an aggregate of 2,011,000 restricted shares of common stock for warrants exercised at $1.00 per share, in exchange for $2,011,000 of Senior Notes. The Senior Notes outstanding as of December 31, 2003 is $2,989,000.

In January 2004, certain senior note holders elected to convert $2,539,000 of their senior notes into equity at a conversion price of $2.10 per share. The remaining outstanding senior notes as of January 31, 2004 after the conversion was $450,000. (See Note N)

NOTE H - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of December 31, 2003, the Company has no preferred stock issued and outstanding. The company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2003, the Company has 30,689,522 shares of common stock issued and outstanding.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE H - CAPITAL STOCK (CONTINUED)

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

In October 2000, the Company issued 29,145 and 10,891 shares of common stock in exchange for exercised warrants with exercise prices of $1.00 and $0.40 per share, respectively.

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

In June 2002, the Company issued 154,388 shares of common stock to consultants for warrants exercised at prices ranging from $.40 to $1.00 per share in exchange for services, totaling $138,722, which approximated the fair value of the shares issued during the period the services were completed and rendered. Compensation costs of $ 138,722 were charged to income during the year ended December 31, 2002. In 2002, the Company issued 1,444,147 shares of common stock, or $636,076 to sophisticated investors for warrants exercised at prices ranging from $.40 to $.50 per share.

In April 2003, the Company issued 40,000 shares of common stock at $0.50 per share to one of its convertible debenture holders in exchange for $20,000 of Debenture-1 due to the noteholder (Note F).

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE H - CAPITAL STOCK (CONTINUED)

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

In July 2003, the Company issued an aggregate of 178,851 shares of common stock to consultants for previously issued warrants exercised at $0.66 and $0.33 per share. Additionally, the Company issued an aggregate of 138,388 shares of common stock to its convertible debenture holders for 220,000 warrants exercised at $1.00 per share.

In August 2003, the Company issued an aggregate of 7,688,979 shares of common stock to its convertible debenture holders in exchange for $3,787,100 of debt and $272,625 of accrued interest (see Note F). The Company also issued 83,333 shares of common stock to a consultant, for non-employee stock options exercised at $1.00 per share. Additionally, the Company issued 333 shares of common stock for $666 of cash, net of costs and fees.

In September 2003, the Company issued an aggregate of 3,597,250 and 500,000 shares of common stock for warrants exercised at $1.00 and $0.50 per share, respectively. The Company issued an aggregate of 2,011,000 restricted shares of common stock for warrants exercised at 1.00 per share, in exchange for $2,011,000 of Senior Notes (see Note F). The Company also issued an aggregate of 114,000 shares at approximately average $2.50 per share to consultants for $285,262 of services rendered, which approximated the fair value of the shares issued during the period the services were completed and rendered.

In October 2003, the Company issued 315,000 shares of common stock for an aggregate purchase price of $157,500 to one of the Company's directors upon exercise of employee stock options exercised at $0.50 per share. The Company also issued an aggregate of 14,260 shares of common shares to a convertible debenture noteholder in exchange for accrued interest of $8,109 (Note F).

In November 2003, the Company issued an aggregate of 20,000 shares of common stock for an aggregate purchase price of $20,000 to employees for employee stock options exercised at $1.00 per share. Additionally, the Company issued an aggregate of 20,833 shares of common stock to a consultant for an aggregate purchase price of $20,833 for non-employee stock options exercised at $1.00 per share. The Company also issued 2,000 shares of common stock for an aggregate purchase price of $2,000 to consultants for warrants exercised at $1.00 per share.

In December 2003, the Company issued 6,000 shares of common stock for an aggregate purchase price of $7,500 to employees for employee stock options at $1.00 and $1.50 per share. Additionally, the Company issued an aggregate of 18,500 shares of common stock to consultants in exchange for $21,567 of services rendered, which approximated the fair value of the shares issued during the period the services were completed and rendered. Compensation costs of $21,567 were charged to operations.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE I - STOCK OPTIONS AND WARRANTS

Employee Stock Options
----------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

              Options Outstanding                      Options Exercisable
              -------------------                      -------------------
                             Weighted Average    Weighted              Weighted
                                  Remaining      Average               Average
    Exercise     Number        Contractual       Exercise    Number    Exercise
     Prices    Outstanding     Life (Years)       Price    Exercisable   Price
     ------    -----------     ------------       -----    -----------   -----
      $1.00     6,629,000          8.77           $1.00     2,823,518    $1.00
      $1.30       195,000          9.50           $1.30        28,333    $1.30
      $1.98        20,000          9.76           $1.98         1,667    $1.98
      $2.00        80,000          9.75           $2.00        20,000    $2.00
      $2.35       490,000          9.40           $2.35        80,833    $2.35
      $2.46         5,000          9.94           $2.46            --    $2.46
      $2.48         2,000          9.96           $2.48            --    $2.48
      $2.62       820,000          9.69           $2.62        68,333    $2.62
      $3.06         7,000          9.46           $3.06         1,167    $3.06
      $3.43        25,000          9.52           $3.43         4,167    $3.43
      $3.68        20,000          9.52           $3.68         3,333    $3.68
                ----------        ------          ------    ----------   ------
                8,293,000          8.94           $1.19     3,031,351    $1.09
                ==========        ======          ======    ==========   ======

Transactions involving stock options issued to employees are summarized as follows:

                                                                       Weighted
                                                                        Average
                                                           Number      Price Per
                                                          of Shares      Share
                                                         -----------   ---------
       Outstanding at January 1, 2002                     1,055,000    $   1.00
          Granted (as restated)                           3,335,000        1.00
          Exercised                                      (1,000,000)       1.00
          Canceled or expired                            (1,440,000)       1.00
                                                         -----------   ---------
       Outstanding at December 31, 2002 (as restated)     1,950,000        1.00
          Granted                                         7,202,333        1.22
          Exercised                                        (109,333)       1.01
          Canceled or expired                              (750,000)       1.00
                                                         -----------   ---------
       Outstanding at December 31, 2003                   8,293,000    $   1.19
                                                         ===========   =========

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:
                                                            2003        2002
                                                            ----        ----
       Significant assumptions (weighted-average):
           Risk-free interest rate at grant date            1.13%      1.67%
           Expected stock price volatility                   118%        26%
           Expected dividend payout                           --         --
           Expected option life-years (a)                     10         10

       (a)The expected option life is based on contractual expiration dates.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE I - STOCK OPTIONS AND WARRANTS (CONTINUED)

Employee Stock Options (Continued)
----------------------------------

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(12,869,048) and $(.62) in 2003 and $(4,176,921) and $(0.24) in 2002 (as restated),respectively.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

              Options Outstanding                      Options Exercisable
              -------------------                      -------------------
                             Weighted Average    Weighted              Weighted
                                  Remaining      Average               Average
    Exercise     Number        Contractual       Exercise    Number    Exercise
     Prices    Outstanding     Life (Years)       Price    Exercisable   Price
     ------    -----------     ------------       -------  -----------   -------
     $1.00      3,267,500          8.93           $ 1.00    2,280,000    $ 1.00
     ======     ==========        ======          ======    ==========   ======

Transactions involving options issued to non-employees are summarized as follows:

                                                                       Weighted
                                                                        Average
                                                           Number      Price Per
                                                          of Shares      Share
                                                         -----------   ---------
       Outstanding at January 1, 2002                       246,502    $   0.70
          Granted                                         2,455,000        1.00
          Exercised                                      (1,146,502)        .96
          Canceled or expired                                    --          --
                                                         -----------   ---------
       Outstanding at December 31, 2002                   1,555,000        1.00
          Granted                                         1,900,000        1.00
          Exercised                                        (187,500)       0.96
          Canceled or expired                                    --          --
                                                         -----------   ---------
       Outstanding at December 31, 2003                   3,267,500    $   1.00
                                                         ===========   =========

The estimated value of the options granted to consultants during the year ended December 31, 2003 was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 3 to 10 years, a risk free interest rate of 1.13%, a dividend yield of 0% and volatility of 118%. The amount of the expense charged to operations in connection with granting the options was $982,390 and $452,459 during the year ended December 31, 2003 and 2002, respectively.

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE I - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants (Continued)
--------------------

              Warrants Outstanding                     Warrants Exercisable
              --------------------                     --------------------
                             Weighted Average    Weighted               Weighted
                                Remaining        Average                Average
    Exercise     Number        Contractual       Exercise    Number     Exercise
     Prices    Outstanding     Life (Years)       Price    Exercisable   Price
     ------    -----------     ------------       -------  -----------   -------
     $ .53        186,140         0.75            $  .53      186,140    $  .53
     $ .66         80,000         1.83            $  .66       80,000    $  .66
     $1.00      4,808,350         2.07            $ 1.00    4,808,350    $ 1.00
     $2.54         50,000         2.42            $ 2.54       50,000    $ 2.54
     $2.97         35,000         2.42            $ 2.97       35,000    $ 2.97
               -----------     --------           -------  -----------   -------
                5,159,490         2.03            $ 1.01    5,159,490    $ 1.01
               ===========     ========           =======  ===========   =======

Transactions involving warrants are summarized as follows:

                                                                       Weighted
                                                                        Average
                                                           Number      Price Per
                                                          of Shares      Share
                                                         -----------   ---------
       Outstanding at January 1, 2002                     3,528,665    $    .67
          Granted                                         1,667,460        0.87
          Exercised                                      (1,650,675)        .51
          Canceled or expired                               (13,990)       1.00
                                                         -----------   ---------
       Outstanding at December 31, 2002                   3,531,460    $   0.84
          Granted                                         8,591,800        1.01
          Exercised                                      (6,963,770)       0.92
          Canceled or expired                                    --          --
                                                         -----------   ---------
       Outstanding at December 31, 2003                   5,159,490    $   1.01
                                                         ===========   =========

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 3 to 8 years, a risk free interest rate of 1.13%, a dividend yield of 0% and volatility of 118%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $30,872 and $170,330 during the year ended December 31, 2003 and 2002, respectively. The Company also capitalized financing costs of $87,217 and $86,474 for compensatory warrants granted in connection with placement of convertible debentures for the year ended December 31, 2003 and 2002, respectively. The unamortized financing costs were written off as of December 31, 2003 commensurate with the conversion of the debentures (Note F).

NOTE J - RELATED PARTY TRANSACTIONS

A company officer has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the officer at December 31, 2002 was $4,830 and paid in full during 2003.

Significant shareholders of the Company had advanced funds to the Company for working capital purposes. The amount of the advances at December 31, 2002 was $125,500 and paid in full during 2003.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE J - RELATED PARTY TRANSACTIONS (CONTINUED)

In January 2003, the Company entered into an informal agreement with Warren V. Musser, Chairman of the Board of Directors, pursuant to which the Company agreed to pay Mr. Musser a commission equal to 8.0% of the aggregate value of Series B Debentures purchased by persons referred to Telkonet, Inc. by Mr. Musser. Pursuant to this agreement, Mr. Musser received $8,000 for the year ended December 31, 2003.

In January 2003, the Company entered into an informal agreement with Howard Lubert, Telkonet's formed Chief Executive Officer, pursuant to which we agreed to pay Mr. Lubert a commission equal to 8.0% of the aggregate value of the Series B Debentures purchased by persons referred to Telkonet, Inc. by Mr. Lubert. Pursuant to this agreement, Mr. Lubert received $12,000 for the year ended December 31, 2003.

In January 2003, the Company entered into an employment agreement with Ronald W. Pickett, President to provide for an annual compensation of $100,000 and 3,000 shares of stock from the Employee Stock Option Plan for each month that he serves as President. As of December 31, 2003, the Company has provided for the issuance of 36,000 shares. These shares were issued in March 2004.

In September 2003, the Company entered into a consulting agreement that provides for annual compensation of $100,000, payable monthly, with The Musser Group, an entity controlled by the Company's Chairman of the Board of Directors, for certain services. As of December 31, 2003, an aggregate of $33,333 of consulting fees was charged to income pursuant to the agreement.

NOTE K - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $14,000,000 which expire through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $4,800,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2003 are as follows:

          Non Current:
                 Net operating loss carryforward                    $ 4,800,000
                 Valuation allowance                                 (4,800,000)
                                                                    ------------
                 Net deferred tax asset                             $        --
                                                                    ============

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE L - LOSSES PER COMMON SHARE

The following table presents the computations of basic and dilutive loss per share:

                                                                             For the period
                                                                             from November
                                                                              3, 1999 (date
                                                                          of inception) through
                                                 2003            2002      December 31, 2003
                                             -------------   -------------   -------------
Net loss available to common shareholders    $ (7,657,936)   $ (3,778,488)   $(14,116,612)
                                             =============   =============   =============
Basic and fully diluted loss per share       $      (0.37)   $      (0.22)   $      (0.82)
                                             =============   =============   =============
Weighted average common shares outstanding     20,702,482      17,119,639      17,191,965
                                             =============   =============   =============

NOTE M - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2003 and 2002 are as follows:

                                                           2003           2002
                                                         ---------     ---------
        Accounts payable                                 $275,987      $360,015
        Accrued interest                                   67,350       115,560
        Accrued payroll and payroll taxes                 283,699        41,210
        Other                                               2,816         2,080
                                                         ---------     ---------
        Total                                            $629,852      $518,865
                                                         =========     =========

NOTE N - COMMITMENTS AND CONTINGENCIES

Office Leases
-------------

The Company leases office space on a month to month basis in Annapolis, Maryland for its corporate offices. Additionally, the Company has entered into a sub-lease agreement through November 2010 for office space which occupies approximately 11,600 square feet in Germantown, MD anticipated to commence in April 2004. The Company, which is responsible for an allocated portion of the build-out cost of the office space, and is expected to incur approximately $400,000 for leasehold improvements, security deposit, office furniture and telephone equipment. As of December 31, 2003, the Company has prepaid $50,000 for leasehold improvements and $70,000 security deposit with the Landlord. Commitments for minimum rentals under non cancelable leases at December 31, 2003 are as follows:

                          2004                        $  77,507
                          2005                          118,585
                          2006                          122,151
                          2007                          125,832
                          2008                          129,630
                          Thereafter                    259,541
                                                      ----------
                                                      $ 833,246
                                                      ==========

Rental expenses charged to operations for the year ended December 31, 2003 and 2002 are $74,777 and $69,986, respectively.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE N - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital Lease Obligations
-------------------------

Computer equipment and software includes the following amounts for capitalized leases at December 31, 2003 and 2002:

                                                             2003         2002
                                                          ---------     --------
Computer equipment and software                           $ 52,000      $    --

Less: accumulated depreciation and amortization             (5,200)          --
                                                          ---------     --------
                                                          $ 46,800      $    --
                                                          =========     ========

Future minimum lease payments required under the capital leases are as follows:

2004                                                                   $ 19,620
                                                                       ---------
Less: amount representing interest                                       (1,870)
                                                                       ---------
                                                                         17,750
Less: current portion                                                   (17,750)
                                                                       ---------
Long-term portion                                                      $     --
                                                                       =========

The Company had computer equipment and software purchased under non-cancelable leases with an original cost of $52,000 as of December 31, 2003 and 2002. Depreciation expense of $5,200 and $0 has been charged to operations as of December 31, 2003 and 2002, respectively.

Employment and Consulting Agreements
------------------------------------

The Company has employment agreements with all of its employees. In addition to salary and benefit provisions, the agreements include non-disclosure and confidentiality provisions for the protection of the Company's proprietary information.

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

NOTE O - SUBSEQUENT EVENTS

In January 2004, certain senior note holders (see Note G) elected to convert $2,539,000 of their senior notes into equity at a conversion price of $2.10 per share. Additionally, convertible debenture holders (Debenture -1 and Series B) elected to convert $172,000 of note into equity at a conversion price of $.50 and .55 per share. Warrants and stock option exercises also provided the Company approximately $3.9 million of cash. In February 2004, the Company completed a private offering to accredited investors of its common stock resulting in net proceeds to the Company of approximately $12.8 million. The Company sold 6,387,600 shares of its common stock in this offering at a price equal to the average closing price per share over the 30 trading day period ending February 5, 2004, discounted by 18%.

                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE O - SUBSEQUENT EVENTS (CONTINUED)

The proforma balance sheet as of December 31, 2003 illustrates the effect of the equity transactions which occurred subsequent to the December 31, 2003. These transactions consisted of:

         o Receipt of approximately $3,900,000 in exchange for exercise of approximately 4,300,000 of previously issued warrants to acquire common stock (see Note I)

         o Issuance of 300,000 shares of common stock in exchange for approximately $172,000 of previously issued convertible debentures, net of debt discount of approximately $107,000 (see Note F)

         o Receipt of approximately $12,800,000 in exchange for 6,400,000 shares of the Company's restricted common stock issued in connection with a private placement

         o Issuance of 1,200,000 shares of common stock in exchange for $ 2,500,000 of previously issued Senior Notes (see Note G)


                                 TELKONET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED UNAUDITED PROFORMA BALANCE SHEET
                                DECEMBER 31, 2003

                                                      December 31, 2003               December 31, 2003
                                                           Audited       Adjustment   Unaudited Proforma
                                                        -------------   -------------   -------------
ASSETS
 CURRENT ASSETS:
 Cash and equivalents                                   $  5,177,918    $ 16,718,055    $ 21,895,973
 Other current assets                                        774,703              --         774,703
                                                        -------------   -------------   -------------

 Total current assets                                      5,952,621      16,718,055      22,670,676

 Other Assets                                                223.964              --         223,964
                                                        -------------   -------------   -------------

                                                        $  6,176,585    $ 16,718,055    $ 22,894,640
                                                        =============   =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities                                         656,051              --         656,051
 Convertible debentures, net of discounts -
     including related parties                               143,205         (64,480)         78,725
 Senior Notes Payable                                      2,989,000    $ (2,539,000)        450,000

Stockholders' equity                                       2,388,329      19,321,535      21,709,864
                                                        -------------   -------------   -------------

                                                        $  6,176,585    $ 16,718,055    $ 22,894,640
                                                        =============   =============   =============

                                      F-31

