Form 10QSB
period 2004-03-31
TELKONET INC
filed 2004-05-14
CIK 1094084

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2004

                        Commission file number 000-27305

                                 TELKONET, INC.
                 (Name of Small Business Issuer in Its Charter)

          Utah                                            87-0627421
(State of Incorporation)                       (IRS Employer Identification No.)

               20374 Seneca Meadows Parkway, Germantown, MD 20876
                    (Address of Principal Executive Offices)

                                 (240) 912-1800
                            Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 43,447,393 shares of Common Stock ($.001 par value) as of May 10, 2004.

Transitional small business disclosure format:  Yes [ ]    No  [x]

                                 TELKONET, INC.

                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                     QUARTERLY PERIOD ENDING MARCH 31, 2004

                                Table of Contents
                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                  March 31, 2004 and December 31, 2003                     3

                  Condensed Consolidated Statements of Losses:
                  Three Months Ended March 31, 2004 and 2003               4

                  Condensed Consolidated Statement of Stockholders'
                  Equity January 1, 2004 through March 31, 2004            5

                  Condensed Consolidated Statements of Cash Flows:
                  Three Months Ended March 31, 2004 and 2003              6 - 7

                  Notes to Unaudited Condensed Consolidated Financial
                  Information:
                  March 31, 2004                                          8 - 17

         Item 2.  Management's Discussion and Analysis                   18 - 23
         Item 3.  Controls and Procedures                                23 - 24

PART II.  OTHER INFORMATION                                                24

         Item 1.  Legal Proceedings                                      24 - 25

         Item 2.  Changes in Securities                                    25

         Item 3.  Defaults Upon Senior Securities                          25

         Item 4.  Submission of Matters to a Vote of Security Holders      25

         Item 5.  Other Information                                        25

         Item 6.  Exhibits and Reports on Form 8-K                       25 - 26

Item 1. Financial Statements (Unaudited)

                                                TELKONET, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              (Unaudited)          (Audited)
                                                                             March 31, 2004    December 31, 2003
                                                                             --------------    -----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                     $ 20,084,703       $  5,177,918
Accounts Receivable: trade and other, net of allowance for doubtful accounts of $7,000 and $0 at March 31, 2004 and December 31, 2003,
respectively                                                                       120,226             58,196
Inventory, net                                                                     703,845            608,516
Prepaid expenses and deposits                                                      198,949            107,991
                                                                              -------------      -------------
Total current assets                                                            21,107,723          5,952,621

PROPERTY AND EQUIPMENT, AT COST:
Furniture and equipment, at cost                                                   213,929            191,248
Less:  accumulated depreciation                                                     77,175             67,687
                                                                              -------------      -------------
Total property and equipment, net                                                  136,754            123,561

EQUIPMENT UNDER OPERATING LEASES, AT COST:
Telecommunications and related equipment, at cost                                   58,073             33,888
Less:  accumulated depreciation                                                      8,986              3,485
                                                                              -------------      -------------
Total equipment under operating leases, net                                         49,087             30,403

OTHER ASSETS:
Deposits                                                                            70,000             70,000
                                                                              -------------      -------------

TOTAL ASSETS                                                                  $ 21,363,564       $  6,176,585
                                                                              =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                                      $    521,071       $    629,852
Customer deposits                                                                   39,799             11,199
Capital leases                                                                       6,333             15,000
                                                                              -------------      -------------
Total current liabilities                                                          567,203            656,051

LONGTERM LIABILITIES:
Convertible debentures, net of discounts - including related parties
(Note B)                                                                           113,880            143,205
Senior notes payable (Note C)                                                      450,000          2,989,000
                                                                              -------------      -------------
Total long term liabilities                                                        563,880          3,132,205

COMMITMENTS AND CONTINGENCIES                                                           --                 --

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 15,000,000 shares
authorized; none issued at March 31, 2004 and December 31, 2003 (Note E)                --                 --
Common stock, par value $.001 per share; 100,000,000 shares authorized;
43,227,643 and 30,689,522 shares issued and outstanding at March 31,
2004 and December 31, 2003, respectively (Note E)                                   43,228             30,690
 Additional paid-in-capital                                                     36,342,827         16,474,251
 Accumulated deficit                                                           (16,153,574)       (14,116,612)
                                                                              -------------      -------------
Stockholders' equity                                                            20,232,481          2,388,329
                                                                              -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 21,363,564       $  6,176,585
                                                                              =============      =============

                             See accompanying footnotes to the unaudited condensed
                                      consolidated financial information

                                                      3

                                 TELKONET, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                            For The Three Months Ended March 31,
                                                  2004               2003
                                              ------------       ------------
Net Revenues                                  $   140,099        $        --
Cost of Sales                                     134,404                 --
                                              ------------       ------------
Gross Profit                                        5,695                 --

Costs and Expenses:
Research and Development                          432,715            314,728
Selling, General and Administrative             1,354,191            520,122
Non-Employee Stock Options (Note D)               213,541            219,020

Depreciation and Amortization                      14,990             33,544
                                              ------------       ------------
Total Operating Expense                         2,015,437          1,087,414

Loss from Operations                           (2,009,742)        (1,087,414)

Other Income (Expenses)
Interest Income                                    18,880                 --
Interest Expense                                  (46,100)          (353,329)
                                              ------------       ------------
Total Other Income (Expenses)                     (27,220)          (353,329)

Loss Before Provision for Income Taxes         (2,036,962)        (1,440,743)

Provision for Income Tax                               --                 --
                                              ------------       ------------

Net Loss                                      $(2,036,962)       $(1,440,743)
                                              ============       ============

Loss per common share (basic and assuming
dilution)                                     $     (0.09)       $     (0.09)
                                              ============       ============

Weighted average common shares outstanding     22,171,554         15,721,131

              See accompanying footnotes to the unaudited condensed
                       consolidated financial information


                                                          TELKONET, INC.
                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         FOR THE PERIOD JANUARY 1, 2004 TO MARCH 31, 2004
                                                            (UNAUDITED)

                                             Preferred             Common     Additional    Common
                                    Preferred  Stock    Common      Stock      Paid in       Stock        Accumulated
                                      Shares  Amount    Shares      Amount     Capital    Subscription      Deficit        Total
                                      ------  ------  ----------  ---------  ------------ ------------  -------------  -------------
BALANCE AT JANUARY 1, 2004                --  $   --  30,689,522  $  30,690  $ 16,474,251           --  $(14,116,612)  $  2,388,329
Shares issued for employee stock
options exercised at approximately
$1.04 per share                           --      --     233,333        233       241,600           --            --        241,833

Shares issued in exchange for
non-employee options exercised
at $1.00 per share                        --      --      55,833         56        55,777           --            --         55,833

Shares issued to consultants in
exchange for services rendered at
approximately $3.06 per share             --      --      25,000         25        76,475           --            --         76,500

Shares issued for senior note
conversion at $2.10 per share             --      --   1,209,038      1,209     2,537,791           --            --      2,539,000

Shares issued in connection with
private placement at $2.00 per
share, net of costs                       --      --   6,387,600      6,388    12,720,455           --            --     12,726,843

Shares issued to consultants for
warrants exercised at $2.54 per
share                                     --      --      37,500         38        95,212           --            --         95,250

Shares issued to noteholders for
warrants exercised at $1.00 per
share                                     --      --   3,844,950      3,845     3,841,105           --            --      3,844,950

Shares issued to noteholders for
cashless warrants exercised               --      --     203,751        203          (203)          --            --             --

Shares issued for cashless
exercise of underwriter warrants          --      --     165,116        165          (165)          --            --             --

Shares issued in exchange for
convertible debentures at $0.50
per share                                 --      --     124,000        124        61,876           --            --         62,000

Shares issued in exchange for
convertible debentures at $0.55
per share                                 --      --     200,001        200       109,800           --            --        110,000

Shares issued in exchange for
accrued interest on convertible
debentures                                --      --      42,999         43        23,233           --            --         23,276

Shares issued to employees in
exchange for services at
approximately $2.97 per share             --      --       9,000          9        26,744           --            --         26,753

Write-off of beneficial conversion
features and warrants attached to
convertible debentures in connection
with conversion of Debenture-1 and
Series B debentures                       --      --          --         --      (134,665)          --            --       (134,665)

Stock option granted to consultants
in exchange for services rendered         --      --          --         --       213,541           --            --        213,541

Net Loss                                  --      --          --         --            --           --    (2,036,962)    (2,036,962)
                                      ------  ------  ----------  ---------  ------------ ------------  -------------  -------------

BALANCE AT MARCH 31, 2004                 --  $   --  43,227,643  $  43,228  $ 36,342,827 $         --  $(16,153,574)  $ 20,232,481
                                      ======  ======  ==========  =========  ============ ============  =============  =============

                                       See accompanying footnotes to the unaudited condensed
                                                consolidated financial information

                                                                5


                                                     TELKONET, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                           For The Three Months Ended March 31,
                                                                           ------------------------------------
                                                                                 2004               2003
                                                                                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operating activities                                           $ (2,036,962)      $ (1,440,743)

Adjustments to reconcile net loss from  operations to cash used in operating activities
Amortization of debt discount - beneficial conversion feature of
convertible debentures                                                              5,472            251,722
Amortization of debt discount - value of warrants attached to
convertible debentures                                                              2,538             33,672
Stock options and warrants issued in exchange for services rendered
(Note D)                                                                          213,541            219,020
Common stock issued in exchange for services rendered (Note E)                    103,253                 --
Common stock issued in exchange for conversion of interest (Note B)                23,276                 --
Depreciation and amortization                                                      14,990             33,544
(Increase) decrease in:
     Accounts receivable                                                          (62,030)                --
     Inventory                                                                    (95,329)          (236,150)
     Prepaid expenses and deposits                                                (62,358)           (96,232)
     Accounts payable and accrued expenses, net                                  (108,781)            52,180
                                                                             -------------      -------------
NET CASH USED IN OPERATING ACTIVITIES                                          (2,002,390)        (1,182,987)

CASH FLOWS FROM INVESTING ACTIVITIES:

Costs of equipment under operating leases                                         (24,186)                --
Purchase of property and equipment, net                                           (22,681)            (6,539)
                                                                             -------------      -------------
NET CASH USED IN INVESTING ACTIVITIES                                             (46,867)            (6,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs (Note E)                      12,726,843                 --
Proceeds from (repayments of) stockholder advances                                     --           (132,830)
Proceeds from issuance of convertible debentures, net of costs (Note B)                --          2,027,100
Repayment of loans                                                                     --            (60,000)
Proceeds from exercise of warrants attached to notes payable (Note E)           3,940,200                 --
Proceeds from exercise of employee and non-employee stock options and
warrants                                                                          297,666                 --
Payment of capital leases                                                          (8,667)                --
                                                                             -------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      16,956,042          1,834,270

NET INCREASE IN CASH AND EQUIVALENTS                                           14,906,785            644,744

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                        5,177,918             18,827
                                                                             -------------      -------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                           $ 20,084,703       $    663,571
                                                                             =============      =============

                                  See accompanying footnotes to the unaudited condensed
                                           consolidated financial information

                                                           6


                                                     TELKONET, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                              For The Three Months Ended March 31,
                                                                              ------------------------------------
                                                                                   2004               2003
                                                                                   ----               ----
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                                         $  72,941         $    4,163

Income taxes paid                                                                        -                  -
Non-cash transactions:
Issuance of stock options and warrants in exchange for services
rendered                                                                           213,541            219,020
Issuance of stock warrants in exchange for financing costs                               -             87,217
Common stock issued for services rendered                                          103,253                  -
Common stock issued in exchange for interest                                        23,276                  -
Common stock issued in exchange for conversion of Senior Notes                   2,539,000                  -
Common stock issued in exchange for convertible debentures                         172,000                  -
Write-off of beneficial conversion feature of conversion of debenture              134,134                  -
Write-off of value of warrants attached to debenture in connection
with conversion                                                                        531                  -
Beneficial conversion feature on convertible debentures                                  -          1,761,675
Value of warrants attached to convertible debentures                                     -            265,425

                                  See accompanying footnotes to the unaudited condensed
                                           consolidated financial information

                                                           7

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

General
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

Basis of Presentation
---------------------

Telkonet, Inc. (the "Company"), formerly Comstock Coal Company, Inc., was formed on November 3, 1999 under the laws of the state of Utah. The Company was a "development stage enterprise" (as defined in statement of Financial Accounting Standards No. 7) in prior periods until December 31, 2003. The Company is engaged in the business of developing, producing and marketing proprietary equipment enabling the transmission of voice and data over electric utility lines.

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

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and for the subsequent periods.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

Stock Based Compensation (Continued)
------------------------------------

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note D):

                                                          For the three months ended
                                                               March 31, 2004,
                                                             2004             2003
                                                             ----             ----
Net loss - as reported                                    $(2,036,962)      $(1,440,743)
Add: Total stock based employee compensation expense
as reported under intrinsic value method (APB. No 25)              --                --
Deduct: Total stock based employee compensation
expense as reported under fair value based method
(SFAS No. 123)                                             (1,466,590)         (161,935)
                                                          ------------      ------------
Net loss - Pro Forma                                      $(3,503,552)      $(1,602,678)
Net loss attributable to common stockholders - Pro
forma                                                     $(3,503,552)      $(1,602,678)
Basic (and assuming dilution) loss per share - as
reported                                                  $     (0.09)      $     (0.09)
Basic (and assuming dilution) loss per share - Pro
forma                                                     $     (0.16)      $     (0.10)


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

For equipment under lease, revenue is recognized over the lease term for operating lease and rental contracts. All of the Company's leases are accounted for as operating leases. At the inception of the lease, no lease revenue is recognized and the leased equipment, together with the initial direct costs of installation and support are capitalized, appear on the balance sheet as "Equipment Under Operating Leases". The capitalized cost of this equipment is depreciated from two to three years, on a straight-line, basis down to the Company's original estimate of the projected value of the equipment at the end of the scheduled lease term (the "Residual"). Monthly lease payments are recognized as rental income.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at March 31, 2004 and December 31, 2003 is as follows:

                                                        March 31, 2004  December 31, 2003
                                                        --------------  -----------------
Convertible notes payable ("Debenture-1"), in
quarterly installments of interest only at 8% per
annum, unsecured and due three years from the date of
the note with the latest maturity May 2005;
Noteholder has the option to convert unpaid note
principal together with accrued and unpaid interest
to the Company's common stock at a rate of $.50 per
share six months after issuance                            $      --       $  62,000

Debt Discount - beneficial conversion feature, net of
accumulated amortization of $0 and $41,411 at March
31, 2004 and December 31, 2003, respectively                      --         (24,718)

Debt Discount - value attributable to warrants
attached to notes, net of accumulated amortization of
$0 and $3,605 at March 31, 2004 and December 31,
2003, respectively                                                --          (2,116)
                                                           ----------      ----------
                                                                  --          35,166
Convertible notes payable ("Series B Debenture"), in
quarterly installments of interest only at 8% per
annum, unsecured and due three years from the date of
the note with the latest maturity February 2006;
Noteholder has the option to convert unpaid note
principal together with accrued and unpaid interest
to the Company's common stock at a rate of $.55 per
share six months after issuance                              210,000         320,000

Debt Discount - beneficial conversion feature, net of
accumulated amortization of $32,832 and $75,426 at
March 31, 2004 and December 31, 2003, respectively           (65,659)       (180,546)

Debt Discount - value attributable to warrants
attached to notes, net of accumulated amortization of
$15,228 and $13,194 at March 31, 2004 and December
31, 2003, respectively                                       (30,461)        (31,415)
                                                           ----------      ----------
                                                             113,880         108,039
                                                           ----------      ----------
  Total                                                    $ 113,880       $ 143,205
                                                           ----------      ----------
  Less: current portion                                           --              --
                                                           ----------      ----------
                                                           $ 113,880       $ 143,205
                                                           ==========      ==========

                                       10

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

Convertible Debentures
----------------------

During the year ended December 31, 2001, the Company issued convertible promissory notes (the "Debenture-1") to Company officers, shareholders, and sophisticated investors in exchange for $940,000, exclusive of placement costs and fees. The Debenture-1 accrues interest at 8% per annum and is due and payable three years from the date of the note with the latest maturity date of November 2004. Noteholder has the option to convert any unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.50 per share six months after issuance. In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Debenture-1 note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $837,874 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Debenture-1. The debt discount attributed to the beneficial conversion feature is amortized over the Debenture-1's maturity period (three years) as interest expense.

In connection with the placement of the Debenture-1 notes, the Company issued non-detachable warrants granting the holders the right to acquire 940,000 shares of the Company's common stock at $1.00 per share. In accordance with EMERGING ISSUES TASK FORCE ISSUE 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS ("EITF 00-27"), the Company recognized the value attributable to the warrants in the amount of $77,254 to additional paid in capital and a discount against the Debenture-1. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.25%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Debenture-1's maturity period (three years) as interest expense.

During the year ended December 31, 2002, the Company issued the Debenture-1 to Company officers, shareholders, and sophisticated investors in exchange for $749,100, exclusive of placement costs and fees. The Debenture-1 accrues interest at 8% per annum and is due and payable three years from the date of the note with the latest maturity date of May 2005. Noteholders have the option to convert any unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.50 per share six months after issuance.

In accordance with EITF 98-5, the Company recognized an imbedded beneficial conversion feature present in the Debenture-1 note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $693,018 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Debenture-1. The debt discount attributed to the beneficial conversion feature is amortized over the Debenture-1's maturity period (three years) as interest expense.

In connection with the placement of the Debenture-1 notes in 2002, the Company issued non-detachable warrants granting the holders the right to acquire 749,100 shares of the Company's common stock at $1.00 per share. In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $56,082 to additional paid in capital and a discount against the Debenture-1. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.67%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Debenture-1's maturity period (three years) as interest expense.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

Series B Debentures
-------------------

In 2002, the Company issued convertible promissory notes (the "Series B Debentures") to Company officers, shareholders, and sophisticated investors in exchange for $472,900, exclusive of placement costs and fees. The Series B Debentures accrue interest at 8% per annum and are due and payable three years from the date of the note with the latest maturity date of December 2005. Noteholders have the option to convert any unpaid note principal, together with accrued and unpaid interest, to the Company's common stock at a rate of $.55 per share six months after issuance.

In accordance with EITF 98-5, the Company recognized an imbedded beneficial conversion feature present in the Series B Debenture note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $147,859 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Series B Debentures. The debt discount attributed to the beneficial conversion feature is amortized over the Series B Debentures maturity period (three years) as interest expense.

In connection with the placement of the Series B Debentures in 2002, the Company issued non-detachable warrants granting the holders the right to acquire 472,900 shares of the Company's common stock at $1.00 per share. In accordance with EITF 00-27 the Company recognized the value attributable to the warrants in the amount of $68,595 to additional paid in capital and a discount against the Series B Debentures. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.67%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Series B Debentures maturity period (three years) as interest expense.

In 2003, the Company issued convertible Series B Debentures to Company officers, shareholders, and sophisticated investors in exchange for $2,027,100, exclusive of placement costs and fees. The Series B Debentures accrue interest at 8% per annum and are payable and due three years from the date of the note with the latest maturity date of February 2006. Noteholders have the option to convert any unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.55 per share six months after issuance.

In accordance with EITF 98-5, the Company recognized an imbedded beneficial conversion feature present in the Series B Debenture note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $1,761,675 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Series B Debentures. The debt discount attributed to the beneficial conversion feature is amortized over the Series B Debentures maturity period (three years) as interest expense.

In connection with the placement of the Series B Debenture notes in 2003, the Company issued non-detachable warrants granting the holders the right to acquire 2,027,100 shares of the Company's common stock at $1.00 per share. In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $265,425 to additional paid in capital and a discount against the Series B Debentures. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.25%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Series B Debentures maturity period (three years) as interest expense.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

The Company amortized the Debenture 1 and the Series B Debenture debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $8,010 and $285,394 for the three months ended March 31, 2004 and 2003, respectively.

During the year ended December 31, 2003, the Debenture-1 noteholders demanded registration of that number of common shares of the Company sufficient to cover the conversion of their debentures and exercise of the attached warrants. Accordingly, the Company notified the Series B Debenture noteholders, Senior noteholders (Note C) and warrant holders with piggy-back registration rights of their right to participate in the registration. During the year ended December 31, 2003, the Company issued an aggregate of 7,217,836 shares of common stock in connection with the conversion of $1,627,100 aggregate principal amount of the Debenture-1 and $2,180,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 525,403 shares of common stock in exchange for accrued interest of $195,148 and $85,586 for Debenture 1 and Series B Debentures, respectively. During the quarter ended March 31, 2004, the Company issued an aggregate of 324,001 shares of common stock in connection with the conversion of $62,000 aggregate principal amount of the Debenture-1 and $110,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 42,999 shares of common stock in exchange for accrued interest of $23,276 for Debenture 1 and Series B Debentures (see Note E).

In connection with the conversion of Debenture-1 and Series B Debentures, the Company wrote off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $2,046,479 and $296,470, respectively, as of December 31, 2003, and an additional $134,134 and $531, respectively, during the period ended March 31, 2004.

NOTE C - SENIOR NOTES PAYABLE

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

 In September 2003, certain Senior noteholders elected to surrender their Senior Note as consideration for the exercise of warrants to purchase shares of common stock of the Company. The Company issued an aggregate of 2,011,000 restricted shares of common stock for warrants exercised at $1.00 per share, in exchange for $2,011,000 of Senior Notes. The aggregate value of the Senior Notes outstanding as of December 31, 2003, including accrued but unpaid interest, was $2,989,000.

In January 2004, certain note holders elected to convert $2,539,000 of their senior notes into Company restricted shares of common stock at a conversion price of $2.10 per share. The remaining outstanding senior notes as of March 31, 2004 after the conversion is $450,000.

NOTE D - STOCK OPTIONS AND WARRANTS

Employee Stock Options
----------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Employee Stock Options (Continued)
----------------------------------

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average         Weighted                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
             $1.00         6,449,000            8.54                $ 1.00           3,158,102           $1.00
             $1.98            20,000            9.75                $ 1.98               3,333           $1.98
             $2.00            80,000            9.50                $ 2.00              26,667           $2.00
             $2.35           465,000            9.15                $ 2.35             119,583           $2.35
             $2.46             5,000            9.75                $ 2.46                   -           $2.46
             $2.48             2,000            9.75                $ 2.48                   -           $2.48
             $2.53           350,000            9.50                $ 2.53                   -           $2.53
             $2.59            50,000            9.75                $ 2.59                   -           $2.59
             $2.62           820,000            9.44                $ 2.62             136,667           $2.62
             $2.89            10,000            9.70                $ 2.89                   -           $2.89
             $3.06             7,000            9.00                $ 3.06               1,750           $3.06
             $3.43            25,000            9.18                $ 3.43               6,250           $3.43
             $3.68            20,000            9.27                $ 3.68               5,000           $3.68
                    ----------------            ----                ------         -----------           -----
                           8,303,000            8.73                $ 1.28           3,457,352           $1.13
                    ================            ====                ======         ===========           =====

Transactions involving stock options issued to employees are summarized as follows:

                                                                Weighted Average
                                              Number of Shares  Price Per Share
                                              ----------------  ---------------
Outstanding at January 1, 2002                    1,055,000       $   1.00

   Granted                                        3,335,000           1.00
   Exercised                                     (1,000,000)          1.00
   Canceled or expired                           (1,440,000)          1.00
                                                 -----------      ---------
Outstanding at December 31, 2002 (as restated)    1,950,000           1.00
                                                 -----------      ---------
   Granted                                        7,202,333           1.22
   Exercised                                       (109,333)          1.01
   Canceled or expired                             (750,000)          1.00
                                                 -----------      ---------
Outstanding at December 31, 2003                  8,293,000       $   1.19
                                                 -----------      ---------
   Granted                                          410,000           2.55
   Exercised                                       (233,333)          1.04
   Canceled or expired                             (166,667)          1.30
                                                 -----------      ---------
Outstanding at March 31, 2004                     8,303,000       $   1.28
                                                 ===========      =========

The weighted-average fair value of stock options granted to employees during the period ended March 31, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                          2004            2003
                                                          ----            ----
       Significant assumptions (weighted-average):
           Risk-free interest rate at grant date          1.00%           1.25%
           Expected stock price volatility                  32%             26%
           Expected dividend payout                           -               -
           Expected option life-years (a)                    10              10

         (a)The expected option life is based on contractual expiration dates.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Employee Stock Options (Continued)
----------------------------------

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(3,503,552) and $(0.16) for the three months ended March 31, 2004 and $(1,602,678) and $(0.10) for the three months ended March 31, 2003, respectively.

Non-Employee Stock Options
--------------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average          Weighted                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
       $     1.00         3,211,667                  8.68            $    1.00      2,622,084       $    1.00

Transactions involving options issued to non-employees are summarized as follows:

                                                               Weighted Average
                                             Number of Shares  Price Per Share
                                             ----------------- ---------------
         Outstanding at January 1, 2002           246,502         $   0.70
            Granted                             2,455,000             1.00
            Exercised                          (1,146,502)             .96
            Canceled or expired                        --            --
                                               -----------        ---------
         Outstanding at December 31, 2002       1,555,000             1.00
                                               -----------        ---------
            Granted                             1,900,000             1.00
            Exercised                            (187,500)            0.96
            Canceled or expired                        --            --
                                               -----------        ---------
         Outstanding at December 31, 2003       3,267,500         $   1.00
                                               -----------        ---------
            Granted                                    --            --
            Exercised                             (55,833)            1.00
            Canceled or expired                        --            --
                                               -----------        ---------
         Outstanding at March 31, 2004          3,211,667         $   1.00
                                               ===========        =========

The estimated value of the non-employee stock options vested during the period ended March 31, 2004 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 10 years, a risk free interest rate of 1.00%, a dividend yield of 0% and volatility of 32%. The amount of the expense charged to operations in connection with granting the options was $213,541 and $219,020 during the period ended March 31, 2004 and 2003, respectively.

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants (Continued)
--------------------

                                Warrants Outstanding                                   Warrants Exercisable
                                --------------------                                   --------------------
                                            Weighted Average          Weighted                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
          $     1.00           789,400            1.59                  $    1.00        789,400       $    1.00
          $     2.54            12,500            2.17                  $    2.54         12,500       $    2.54
          $     2.97            35,000            2.17                  $    2.97         35,000       $    2.97
                      ----------------            ----                  ---------       --------       ---------
                               836,900            1.62                  $    1.11        836,900       $    1.11
                      ================            ====                  =========       ========       =========

Transactions involving warrants are summarized as follows:

                                                               Weighted Average
                                            Number of Shares   Price Per Share
                                            ----------------   ---------------
         Outstanding at January 1, 2002         3,528,665         $   0.67
            Granted                             1,667,460             0.87
            Exercised                          (1,650,675)            0.51
            Canceled or expired                   (13,990)            1.00
                                               -----------        ---------
         Outstanding at December 31, 2002       3,531,460         $   0.84
                                               -----------        ---------
            Granted                             8,591,800             1.01
            Exercised                          (6,963,770)            0.92
            Canceled or expired                        --            --
                                               -----------        ---------
         Outstanding at December 31, 2003       5,159,490         $   1.01
                                               -----------        ---------
            Granted                                    --            --
            Exercised                          (4,322,590)             .99
            Canceled or expired                        --            --
                                               -----------        ---------
         Outstanding at March 31, 2004            836,900         $   1.11
                                               ===========        =========

The Company did not grant any compensatory warrants to non-employees during the period ended March 31, 2004 and all previously granted warrants were fully vested at the grant date. Accordingly, no expense was charged to operations for the period ended March 31, 2004. The Company capitalized financing costs of $87,217 for compensatory warrants granted in connection with placement of convertible debentures during the period ended March 31, 2003. The financing cost was amortized over the life of the convertible debentures and all unamortized financing cost was expensed upon the conversion of the convertible debentures during the year ended December 31, 2003.

NOTE E - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, par value $.001 per share. As of March 31, 2004 and December 31, 2003, the Company has no preferred stock issued and outstanding. The Company has authorized 100,000,000 shares of common stock, par value $.001 per share. As of March 31, 2004 and December 31, 2003, the Company had 43,227,643 and 30,689,522 shares of common stock issued and outstanding, respectively.

The Company issued 233,333 shares of common stock for an aggregate purchase price of $241,833 to certain employees upon exercise of employee stock options at approximately $1.04 per share. Additionally, the Company issued 55,833 shares of common stock for an aggregate purchase price of $55,833 to consultants upon exercise of non-employee stock options at $1.00 per share.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)
NOTE E - CAPITAL STOCK

The Company issued 25,000 shares of common stock, having an aggregate fair market value of $76,500, to a consultant in exchange for services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered.

The Company issued an aggregate of 1,209,038 of restricted shares of common stock upon the election of certain senior note holders (see Note B) to convert their senior notes into equity at a conversion price of $2.10 per share.

The Company issued 6,387,600 shares of its common stock for an aggregate purchase price of $12,726,843, net of costs and fees.

The Company issued an aggregate of 3,844,950 shares of common stock upon the exercise of warrants at approximately $1.00 per share and an aggregate of 203,751 shares of common stock in exchange for 253,203 outstanding warrants.

The Company issued an aggregate of 165,116 shares of common stock in exchange for 195,204 outstanding warrants. Additionally, the Company issued an aggregate of 37,500 shares of common stock to consultants pursuant to warrants exercised at $2.54 per share.

The Company issued 324,001 shares of common stock in connection with the conversion of $62,000 aggregate principal amount of the Debenture-1 and $110,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 42,999 shares of common stock in exchange for accrued interest of $23,276 for Debenture 1 and Series B Debentures.

The Company issued an aggregate of 9,000 shares of common stock to employees in exchange for $26,753 of services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. Compensation costs of $26,753 were charged to operations.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE F - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of Gateways, iBridges and Couplers, which are the significant components of the Telkonet solution. Components of inventories as of March 31, 2004 and December 31, 2003 are as follows:

                                              2004                 2003
                                              ----                 ----
         Raw Materials                   $    249,690         $    374,794
         Finished Goods                       454,155              233,722
                                         ------------         ------------
                                         $    703,845         $    608,516
                                         ============         ============

Item 2.           Management's Discussion and Analysis

The following should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of the Company
--------------------------

The Company was formed in 1999 to develop products for use in the powerline communications (PLC) industry. PLC products use existing electrical wiring in commercial buildings and residences to carry high speed data communications signals, including the Internet. Since the Company's formation, it has worked on the development and marketing of its PLC technology.

The Company's PLC technology, the "PlugPlus(TM)" product suite, consists of three separate components, the Gateway, the Coupler and the iBridge. The Gateway, the hub of the PlugPlus(TM) product suite, is a modular, self-contained unit that accepts data from an existing network on one port and distributes it via a second port. The Gateway integrates a communications processor that runs a series of proprietary applications under Linux. The signal generated by the Gateway can be directly coupled into low voltage wiring via the Coupler, which interfaces directly between the Gateway and the building's electrical panel. Multi-panel buildings typically require multiple Couplers, which are connected to the Gateway via inexpensive coaxial cable and concentrated using standard radio frequency splitters. A suite of software applications running on the Gateway can perform communications functions or system management functions. The iBridge serves as the user's network access device and connects to a user's personal computer through a standard Ethernet cable. The iBridge's AC line cord serves as its power source as well as its network interface. The Company also offers the eXtender, a fourth optional device, as part of its PlugPlus(TM) product suite. The eXtender is used to extend the reach of the Gateway in larger buildings or campus environments.

The PlugPlus(TM) product suite delivers data to the user at speeds in excess of 7 Mega bits per second (Mbps), with burst speeds of 12.6 Mbps. The PlugPlus(TM) product suite is installed by connecting an incoming broadband signal (DSL, TL, satellite or cable modem) into the Gateway and connecting the Gateway to a building's electrical panel using one or more Couplers. Once installed, the Gateway distributes the high-speed Internet signal throughout the entire existing network of electrical wires within the building. The user may access a high-speed Internet signal by plugging the iBridge into any electrical outlet and connecting a personal computer to the iBridge using the computer's built-in Ethernet port. Multiple personal computers connected to the iBridge can communicate with one another and can share a single broadband resource via the Gateway.

In September 2002, the Company confirmed through an independent, Federal Communications Commission (FCC) certified testing lab that its PLC product line meets the FCC technical requirements for Class A digital devices. In June 2003, the Company confirmed that its PLC product line also meets the requirements for Class B digital devices. As a result, no further testing of these products is required and the devices may be manufactured and marketed for commercial or residential use. The FCC permits the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements.

The Company has applied for patents that cover its unique technology and has utilized the recently announced advancements in transmission speeds to build its next generation of products that will be launched into the hospitality market. The Company continues to identify, design and develop enhancements to its core technologies that will provide additional functionality, diversification of application and desirability for current and future users. The Company intends to protect this intellectual property by filing additional patent applications.

In September 2003, the Company received approval from the U.S. Patent and Trademark Office for its "Method and Apparatus for Providing Telephonic Communication Services" patent. Notwithstanding the issuance of this patent, there can be no assurance that any of the Company 's current or future patent applications will be granted, or, if granted, that such patents will provide necessary protection for the Company's technology or its product offerings, or be of commercial benefit to the Company.

Forward Looking Statements
--------------------------

This report may contain "forward-looking statements," which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's results, operations, performance, financial condition, plans, growth and strategies, which include, without limitation, statements preceded or followed by or that include the words

"may," "will," "expect," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology. Any statements contained in this report or the information incorporated by reference that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(F) of the Securities Exchange Act of 1934. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, many of which are also beyond the Company's control. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company does not undertake any obligation to update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except to the extent such updates and/or revisions are required by applicable law.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Revenues
--------

In the year ended December 31, 2003, the Company emerged from its development stage of operations. During the three months ended March 31, 2004, the Company's revenues increased by $60,288 or 76% over the prior quarter, primarily due to the commercial release of the iBridge in December 2003. Additionally, revenue attributable to contracts signed pending installation (backlog) for the three months ended March 31, 2004 was approximately $125,000. The Company's management continues to believe that the Company will begin earning revenues from operations within the next three to six months as a result of the acceleration of its sales and marketing efforts. During the three months ended March 31, 2004, the Company renewed its endorsed vendor agreement with Choice Hotels International and increased its participation at trade shows. During the three months ended March 31, 2004, the Company also entered into co-marketing arrangements with three national and two regional Value Added Reseller partners, pursuant to which these partners have agreed to promote the Company's products to the partners' customers. Management believes that these co-marketing arrangements will enhance the Company's internal sales efforts in both the U.S. and Canadian markets.

Costs and expenses
------------------

Overall expenses increased for the three months ended March 31, 2004 over the comparable period in 2003 by $928,023 or 85%. The increase is principally due to an increase in payroll and related costs for development, sales and marketing and administrative functions, costs associated with non-employee stock options issued in connection with services rendered and costs associated with the American Stock Exchange listing.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2004, the Company's current assets exceeded current liabilities by $20,540,520. Of the total current assets of $21,107,723, cash represented $20,084,703 of this amount as of March 31, 2004.

While the Company believes it has sufficient capital to meet its working capital requirements for the next twelve months, additional financing may be required in order to meet growth opportunities in financing and/or investing activities. If additional capital is required and the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to the Company, this could have a material adverse effect on the Company's business, results of operations, liquidity and financial condition.

During the three months ended March 31, 2004, the Company filed a S-3 Registration Statement with the Securities and Exchange Commission to register 15,560,495 shares of its common stock. These shares were issued primarily in conjunction with the conversion of $2,539,000 Senior Notes into common stock at $2.10 per share in January 2004, a $12.8 million private placement closed in February 2004 and the conversion of debentures and exercise of warrants in March 2004. The registration statement was declared effective by the SEC on April 21, 2004.

Product Research and Development
--------------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenses for the three months ended March 31, 2004 increased over the comparable period in 2003 by $117,987 or 37.5%. This increase was primarily related to an increase in salaries and related costs associated with the addition of two full-time employees.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses increased for the three months ended March 31, 2004 over the comparable period in 2003 by $834,069 or 160%. The increase is related to an increase in payroll and associated cost for management, sales and marketing resources, one-time costs associated with American Stock Exchange application fees, and increased legal and accounting fees associated with the Form S-3 Registration Statement.

Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

During the three months ended March 31, 2004, the Company purchased $22,681 of fixed assets, which consisted primarily of leasehold improvements and computer equipment. Additional costs of approximately $250,000 associated with an office build-out, including the purchase of office furnishings, is expected during the second quarter. The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than purchases of leasehold improvements, computer equipment and peripherals to be used in the Company's day-to-day operations.

Number of Employees
-------------------

As of March 31, 2004, the Company had 30 employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees. As the Company continues to expand, the Company will incur additional costs for personnel.

Trends, Risks and Uncertainties
-------------------------------

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all such risk factors in evaluating the Company's financial outlook.

TELKONET RECENTLY EMERGED FROM ITS DEVELOPMENT STAGE AND HAS NO OPERATING HISTORY ON WHICH TO BASE AN EVALUATION OF ITS CURRENT BUSINESS AND FUTURE PROSPECTS.

         The Company recently emerged from its development stage. As a result, it has no operating history upon which to base an evaluation of its current business and future prospects. The Company has not generated substantial revenues since its inception. Because of the Company's lack of an operating history, management has limited insight into trends that may emerge and could materially adversely affect the Company's business. Prospective investors should consider the risks and difficulties the Company may encounter in its new and rapidly evolving market, especially given the Company's lack of operating history. These risks include the Company's ability to:

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

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT AND EXPECTS TO CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         Since inception through March 31, 2004, the Company has incurred cumulative losses of $16,153,574 and has never generated enough funds through operations to support its business. The Company expects to continue to incur substantial operating losses through 2004. The Company's losses to date have resulted principally from:

         o research and development costs relating to the development of the PlugPlus(TM)product suite;

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

         As of March 31, 2004, the Company's officers and directors owned 24.6% of the Company's issued and outstanding common stock. This means that the Company's officers and directors, as a group, exercise significant control over matters upon which the Company's stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.

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

THE EXERCISE OF OPTIONS AND WARRANTS OUTSTANDING AND AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

         As of March 31, 2004, the Company had outstanding employee options to purchase a total of 8,303,000 shares of common stock at exercise prices ranging from $1.00 to $3.68 per share, with a weighted average exercise price of $1.28. As of March 31, 2004, the Company had outstanding non-employee options to purchase a total of 3,211,667 shares of common stock at exercise prices of $1.00 per share. As of March 31, 2004, the Company had warrants outstanding to purchase a total of 836,900 shares of common stock at exercise prices ranging from $1.00 to $2.97 per share, with a weighted average exercise price of $1.62. In addition, as of March 31, 2004, the Company had 1,252,832 additional shares of common stock which may be issued in the future under the Telkonet, Inc. Stock Incentive Plan. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of the Company's common stock.

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

Item 3.  Controls and Procedures.

As of March 31, 2004, the Company performed an evaluation, under the supervision and with the participation of management, including Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in rules 13a - 15(c) and 15d - 15(c) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that the

Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic filings with the U.S. Securities and Exchange Commission. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

On January 26, 2004, the Company issued 1,209,048 shares of its common stock to holders of its Senior Notes in exchange for forgiveness of approximately $2,500,000 aggregate outstanding principal amount on such Senior Notes.

On February 18, 2004, the Company completed a private offering of its common stock resulting in net proceeds to the Company of approximately $12.8 million. The Company sold 6,387,600 shares of its common stock in the private offering at a price equal to the average closing price per share over the 30 trading days ending February 5, 2004, discounted by 18.0%. CDC Securities, Inc. acted as the Company's placement agent in the transaction. CDC Securities is an indirect subsidiary of the French bank CDC IXIS. CDC Securities received a commission equal to $1,264,745 in exchange for acting as placement agent in this offering.

On February 27, 2004, the Company issued an aggregate of 165,116 shares of common stock upon cashless exercise of 195,204 outstanding warrants at $1.00 per share.

On March 2, 2004, the Company issued an aggregate of 25,000 shares of common stock to CEOcast, Inc. as consideration for certain investor relations and consulting services.

On March 11, 2004, the Company issued an aggregate of 37,500 shares of common stock upon exercise of warrants at $2.54 per share.

On March 12, 2004, the Company agreed to issue an aggregate of 250,000 shares of its common stock to Scarborough, Ltd. and 750,000 shares of its common stock to Aware Capital Consultants, Inc. for their services as finders with respect to certain proposed transactions between the Company and Leviton Manufacturing Company, Inc. The issuance of these shares was subject to the approval of the Company's Board of Directors, which was obtained on April 20, 2004. Pursuant to the agreement with Scarborough, Ltd., the Company has agreed to the immediate release of 137,500 shares of the common stock and the deposit into escrow of the remaining shares, which remaining shares shall be released quarterly to Scarborough, Ltd. in accordance with a schedule set forth in the agreement. Pursuant to the agreement with Aware Capital Consultants, Inc., the Company has agreed to the immediate release of 162,500 shares of the common stock and the deposit into escrow of the remaining shares, which remaining shares shall be released quarterly to Aware Capital Consultants, Inc. in accordance with a schedule set forth in the agreement.

During the three months ended March 31, 2004, the Company issued 3,844,950 shares of common stock upon the exercise of warrants at approximately $1.00 per share. The Company also issued an aggregate of 203,751 shares of common stock upon cashless exercise of 253,203 outstanding warrants which were exerciseable at $1.00 per share.

During the three months ending March 31, 2004, the Company agreed to issue 9,000 shares of common stock to Ronald W. Pickett, the Company's Chief Executive Officer, pursuant to his employment agreement, dated January 30, 2004.

During the three months ended March 31, 2004, the Company issued an aggregate of 324,001 shares of common stock in connection with the conversion of $62,000 aggregate principal amount of the Debenture-1 and $110,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 42,999 shares of common stock in exchange for accrued interest of $23,276 for Debenture 1 and Series B Debentures.

Each of the foregoing sales of securities was effected in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder. Each of the foregoing sales was made to one or more "accredited investors," as such term is defined in the Securities Act of 1933.

During the three months ending March 31, 2004, the Company granted options to purchase 410,000 shares of common stock to certain employees of the Company. These options are exerciseable at prices ranging from $2.46 to $2.89 per share. In addition, during the three months ended March 31, 2004, the Company issued 233,333 shares of common stock upon exercise of employee stock options at exercise prices ranging from $1.00 to $1.30 and 55,833 shares of common stock upon exercise of options held by non-employees at an exercise price of $1.00. The options were issued pursuant to the Telkonet, Inc. Stock Incentive Plan. The shares of common stock underlying the options have been registered with the Securities and Exchange Commission on a Form S-8 Registration Statement.


Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

         (a)   Exhibits

No.      Description
---      -----------

3.1 Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2 Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333 108307), filed on August 28, 2003)
4.1 Form of Series A Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.2 Form of Series A Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)
4.3 Form of Series B Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.4 Form of Series B Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)
4.5 Form of Senior Note (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.6 Form of Non-Detachable Senior Note Warrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
10.1 Amended and Restated Telkonet, Inc. Incentive Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-412), filed on April 17, 2002)
10.2 Employment Agreement by and between Telkonet, Inc. and Peter Larson, dated as of June 19, 2000 (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000)
10.3 Employment Agreement by and between Telkonet, Inc. and Stephen L. Sadle, dated as of June 19, 2000 (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000)
10.4 Amendment to Employment Agreement by and between Telkonet, Inc. and Stephen L. Sadle, dated as of April 24, 2002 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
10.5 Employment Agreement by and between Telkonet, Inc. and Stephen L. Sadle, dated as of January 18, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
10.6 Employment Agreement by and between Telkonet, Inc. and J. Gregory Fowler, dated as of January 30, 2002 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)

10.7 Employment Agreement by and between Telkonet, Inc. and David S. Yaney, dated as of February 15, 2002 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
10.8 Employment Agreement by and between Telkonet, Inc. and Howard Lubert, dated as of January 1, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
10.9 Separation Agreement by and between Telkonet, Inc. and Howard Lubert, dated as of June 16, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
10.10 Employment Agreement by and between Telkonet, Inc. and Robert P. Crabb, dated as of January 18, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
10.11 Employment Agreement by and between Telkonet, Inc. and Ronald W. Pickett, dated as of January 30, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
10.12 Employment Agreement by and between Telkonet, Inc. and E. Barry Smith, dated as of February 17, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
24 Power of Attorney (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
31.1 Certification of Ronald W. Pickett pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of E. Barry Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of E. Barry Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K filed during the three months ended March 31, 2004.

         i. On January 23, 2004, the Company filed a Current Report 8-K, to report that certain holders of convertible debt chose to convert such debt to common stock.
         ii. On January 28, 2004, the Company filed a Current Report 8-K, to report that the company will be listing on the American Stock Exchange
         iii. On February 26, 2004, the Company filed a Current Report 8-K, to report the completion of a private offering of its common stock.
         iv. On March 19, 2004, the Company filed a Current Report 8-K, to report the resignation of Daniel L. McGinnis from the Board of Directors.
         v. On March 19, 2004, the Company filed a Current Report 8-K, to report the expansion by one seat and the resignation of Hugo DeCesaris from the Board of Directors. The Board of Directors appointed Dr. Thomas Hall and James L. Peeler to serve as Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Telkonet, Inc.
                                                    Registrant

Date: May 14, 2004                                  By:  /s/ Ronald W. Pickett
---------------------------                            -----------------------
                                                       Ronald W. Pickett
                                                       Chief Executive Officer