Form 10QSB
period 2004-06-30
TELKONET INC
filed 2004-08-13
CIK 1094084

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the period ended June 30, 2004

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

                                 (240) 912-1800
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,727,394 shares of Common Stock ($.001 par value) as of August 10, 2004.


Transitional small business disclosure format:  Yes [  ]    No  [x]

                                 TELKONET, INC.

                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                      QUARTERLY PERIOD ENDING JUNE 30, 2004

                                Table of Contents
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                  June 30, 2004 and December 31, 2003                       3

                  Condensed Consolidated Statements of Losses:
                  Three and Six Months Ended June 30, 2004 and 2003         4

                  Condensed Consolidated Statement of Stockholders'
                  Equity January 1, 2004 through June 30, 2004              5

                  Condensed Consolidated Statements of Cash Flows:
                  Six Months Ended June 30, 2004 and 2003                 6 - 7

                  Notes to Unaudited Condensed Consolidated Financial
                  Information: June 30, 2004                              8 - 17

         Item 2.  Management's Discussion and Analysis                   18 - 23

         Item 3.  Controls and Procedures                                  24

PART II.  OTHER INFORMATION                                                24

         Item 1.  Legal Proceedings                                        24

         Item 2.  Changes in Securities                                    24

         Item 3.  Defaults Upon Senior Securities                          24

         Item 4.  Submission of Matters to a Vote of Security Holders      24

         Item 5.  Other Information                                        24

         Item 6.  Exhibits and Reports on Form 8-K                       25 - 26


Item 1. Financial Statements (Unaudited)

                                                     TELKONET, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)

                                                                              June 30, 2004    December 31, 2003
                                                                              -------------    -----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                     $ 18,276,979       $  5,177,918
Accounts Receivable: trade and other, net of allowance for doubtful accounts of $20,300 and $7,000 at June 30, 2004 and December 31, 2003,
respectively                                                                       132,677             58,196
Inventory, net (Note F)                                                            979,014            608,516
Prepaid expenses and deposits                                                      100,488            107,991
                                                                              -------------      -------------

Total current assets                                                            19,489,158          5,952,621

PROPERTY AND EQUIPMENT, AT COST:
Furniture and equipment, at cost                                                   586,720            191,248
Less:  accumulated depreciation                                                     90,591             67,687
                                                                              -------------      -------------

Total property and equipment, net                                                  496,129            123,561

EQUIPMENT UNDER OPERATING LEASES, AT COST:
Capitalized equipment, at cost                                                     226,803             33,888
Less:  accumulated depreciation                                                     23,363              3,485
                                                                              -------------      -------------
Total equipment under operating leases, net                                        203,440             30,403

OTHER ASSETS:
Deposits                                                                            75,880             70,000
                                                                              -------------      -------------

TOTAL ASSETS                                                                  $ 20,264,607       $  6,176,585
                                                                              =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                                      $  1,129,839       $    629,852
Customer deposits                                                                   15,871             11,199
Capital leases                                                                       3,166             15,000
                                                                              -------------      -------------
Total current liabilities                                                        1,148,876            656,051

LONG TERM LIABILITIES:
Convertible debentures, net of discounts - including related parties
(Note B)                                                                           121,890            143,205
Senior notes payable (Note C)                                                      450,000          2,989,000
Deferred lease liability                                                            10,303                 --
                                                                              -------------      -------------
Total long term liabilities                                                        582,193          3,132,205


COMMITMENTS AND CONTINGENCIES                                                           --                 --

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 15,000,000 shares
authorized; none issued at June 30, 2004 and December 31, 2003 (Note E)                 --                 --

Common stock, par value $.001 per share; 100,000,000 shares authorized;
44,707,726 and 30,689,522 shares issued and outstanding at June 30, 2004
and December 31, 2003, respectively (Note E)                                        44,708             30,690
Additional paid-in-capital                                                      39,624,607         16,474,251
Accumulated deficit                                                            (21,135,777)       (14,116,612)
                                                                              -------------      -------------
Stockholders' equity                                                            18,533,538          2,388,329
                                                                              -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 20,264,607       $  6,176,585
                                                                              =============      =============

                                  See accompanying footnotes to the unaudited condensed
                                           consolidated financial information


                                                     TELKONET, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                       (UNAUDITED)


                                           For The Three Months Ended June 30,  For The Six Months Ended June 30,
                                                  2004              2003                2004              2003
                                                  ----              ----                ----              ----
Net Revenues                                 $    271,903       $         --       $    412,002       $         --
Cost of Sales                                     259,129                 --            393,533                 --
                                             -------------      -------------      -------------      -------------
Gross Profit                                       12,774                 --             18,469                 --

Costs and Expenses:
Research and Development                          413,489            282,821            846,204            597,550
Selling, General and Administrative             1,808,796          1,173,675          3,162,987          1,693,796
Consulting  Fees (Note E)                       2,500,000                 --          2,500,000                 --
Non-Employee Stock Options and Warrants
(Note D)                                          251,549             67,884            465,090            286,904

Depreciation and Amortization                      32,710             48,589             47,700             82,133
                                             -------------      -------------      -------------      -------------
Total Operating Expense                         5,006,544          1,572,969          7,021,981          2,660,383

Loss from Operations                           (4,993,770)        (1,572,969)        (7,003,512)        (2,660,383)

Other Income (Expenses):
Interest Income                                    33,182                 --             52,062                 --
Interest Expense                                  (21,615)          (446,003)           (67,715)          (799,332)
                                             -------------      -------------      -------------      -------------
Total Other Income (Expenses)                      11,567           (446,003)           (15,653)          (799,332)

Loss Before Provision for Income Taxes         (4,982,203)        (2,018,972)        (7,019,165)        (3,459,715)
Provision for Income Tax                               --                 --                 --                 --
                                             -------------      -------------      -------------      -------------

Net Loss                                     $ (4,982,203)      $ (2,018,972)      $ (7,019,165)      $ (3,459,715)
                                             =============      =============      =============      =============

Loss per common share (basic and
assuming dilution)                           $      (0.11)      $      (0.13)      $      (0.18)      $      (0.22)
                                             =============      =============      =============      =============

Weighted average common shares
outstanding                                    43,465,142         15,827,613         39,042,528         15,774,666


                                  See accompanying footnotes to the unaudited condensed
                                           consolidated financial information


                                                          TELKONET, INC.
                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       FOR THE PERIOD FROM JANUARY 1, 2004 TO JUNE 30, 2004
                                                            (UNAUDITED)


                                                          Preferred              Common    Additional
                                                Preferred   Stock     Common     Stock       Paid in     Accumulated
                                                 Shares    Amount     Shares     Amount      Capital       Deficit         Total
                                                --------- --------- ----------  --------  ------------- -------------- -------------
BALANCE AT JANUARY 1, 2004                            --      --    30,689,522  $ 30,690  $ 16,474,251   $(14,116,612)  $ 2,388,329

Shares issued for employee stock options exercised
at approximately $1.02 per share                      --      --       356,333       356       364,477             --       364,833

Shares issued in exchange for non-employee options
exercised at $1.00 per share                          --      --       255,416       255       255,161             --       255,416

Shares issued to consultants in exchange for
services rendered at approximately $3.06 per share    --      --        40,000        40       122,998             --       123,038

Shares issued for senior note conversion at $2.10
per share (Note C)                                    --      --     1,209,038     1,209     2,537,791             --     2,539,000

Shares issued in connection with private placement
at $2.00 per share, net of costs                      --      --     6,387,600     6,388    12,720,455             --    12,726,843

Shares issued to consultants for warrants exercised
at $2.54 per share                                    --      --        37,500        38        95,212             --        95,250

Shares issued to noteholders for warrants exercised
at $1.00 per share                                    --      --     3,978,450     3,979     3,974,471             --     3,978,450

Shares issued to noteholders for cashless warrants
exercised                                             --      --       203,751       203          (203)            --            --

Shares issued for cashless exercise of underwriter
warrants                                              --      --       165,116       165          (165)            --            --

Shares issued in exchange for convertible debentures
at $0.50 per share (Note B)                           --      --       124,000       124        61,876             --        62,000

Shares issued in exchange for convertible debentures
at $0.55 per share (Note B)                           --      --       200,001       200       109,800             --       110,000

Shares issued in exchange for accrued interest on
convertible debentures (Note B)                       --      --        42,999        43        23,233             --        23,276

Shares issued to employees in exchange for services
at approximately $2.97 per share                      --      --        18,000        18        55,825             --        55,843

Write-off of beneficial conversion features and
warrants attached to convertible debentures in
connection with conversion of Debenture-1 and
Series B debentures (Note B)                          --      --            --        --      (134,665)            --      (134,665)

Stock options and warrants granted to consultants
in exchange for services rendered (Note D)            --      --            --        --       465,090             --       465,090

Shares issued to consultants in exchange for
consulting fees at $2.50 per share                    --      --     1,000,000     1,000     2,499,000             --     2,500,000

Net Loss                                              --      --            --        --            --     (7,019,165)   (7,019,165)
                                                   ----- -------  ------------  --------  ------------   -------------  ------------

BALANCE AT JUNE 30, 2004                              -- $    --    44,707,726  $ 44,708  $ 39,624,607   $(21,135,777)  $18,533,538
                                                   ===== =======  ============  ========  ============   =============  ============

                                       See accompanying footnotes to the unaudited condensed
                                                consolidated financial information

                                                     TELKONET, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                           For The Six Months Ended June 30,
                                                                           ---------------------------------
                                                                                 2004               2003
                                                                                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operating activities                                           $ (7,019,165)      $ (3,459,715)

Adjustments to reconcile net loss from operations to cash used in operating activities
Amortization of debt discount - beneficial conversion feature of
  convertible debentures                                                           10,944            538,425
Amortization of debt discount - value of warrants attached to
  convertible debentures                                                            5,076             72,614
Stock options and warrants issued in exchange for services rendered
  (Note D)                                                                        465,090            286,904
Common stock issued in exchange for services rendered (Note E)                    178,881             76,745
Common stock issued in exchange for conversion of interest (Note B)                23,276                 --
Common stock issued in exchange for consulting  fees                            2,500,000                 --
Depreciation and amortization                                                      47,699             82,133
(Increase) decrease in:
     Accounts receivable                                                          (74,481)             1,550
     Inventory                                                                   (370,498)          (409,696)
     Prepaid expenses and deposits                                                  6,295            (71,160)
     Accounts payable and accrued expenses, net                                   499,987            462,173
     Deferred lease liability                                                      10,303                 --
                                                                             -------------      -------------
NET CASH (USED IN) OPERATING ACTIVITIES                                        (3,716,593)        (2,420,027)

CASH FLOWS FROM INVESTING ACTIVITIES:

Costs of equipment under operating leases                                        (192,915)                --
Purchase of property and equipment, net                                          (400,389)           (28,957)
                                                                             -------------      -------------
NET CASH (USED IN) INVESTING ACTIVITIES                                          (593,304)           (28,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs (Note E)                      12,726,843                 --
Proceeds from (repayments of) stockholder advances                                     --           (122,830)
Proceeds from issuance of convertible debentures, net of costs (Note B)                --          2,027,100
Proceeds from issuance of senior notes, net of costs (Note C)                          --          5,000,000
Repayment of loans                                                                     --            (60,000)
Proceeds from exercise of warrants attached to notes payable (Note E)           4,073,700                 --

Proceeds from exercise of employee and non-employee stock options and
  warrants                                                                        620,249            166,666
Payment of capital leases                                                         (11,834)                --
                                                                             -------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      17,408,958          7,010,936


NET INCREASE IN CASH AND EQUIVALENTS                                           13,099,061          4,561,952


CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                        5,177,918             18,827
                                                                             -------------      -------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                           $ 18,276,979       $  4,580,779
                                                                             =============      =============

                                  See accompanying footnotes to the unaudited condensed
                                           consolidated financial information

                                                TELKONET, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                      For The Six Months Ended June 30,
                                                                             2004             2003
                                                                             ----             ----
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                                 $   91,534      $   10,423
Income taxes paid                                                                --              --
Non-cash transactions:
Issuance of stock options and warrants in exchange for services
  rendered (Note D)                                                         465,090         286,904
Issuance of stock warrants in exchange for financing costs (Note D)              --          87,217
Common stock issued for services rendered                                   178,881          76,745
Common stock issued in exchange for interest (Note B and E)                  23,276              --
Common stock issued in exchange for consulting services (Note E)          2,500,000              --
Common stock issued in exchange for conversion of Senior Notes
  (Note C)                                                                2,539,000              --
Common stock issued in exchange for convertible debentures (Note B)         172,000          20,000
Notes payable issued in connection with capital lease                            --          59,291
Write-off of beneficial conversion feature of conversion of
  debenture (Note B)                                                        134,134              --
Write-off of value of warrants attached to debenture in connection
  with conversion (Note B)                                                      531              --
Beneficial conversion feature on convertible debentures (Note B)                 --       1,761,675
Value of warrants attached to convertible debentures (Note B)                    --         265,425



                             See accompanying footnotes to the unaudited condensed
                                      consolidated financial information

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

Basis of Presentation
---------------------

Telkonet, Inc. (the "Company"), formerly Comstock Coal Company, Inc., was formed on November 3, 1999 under the laws of the state of Utah. The Company was a "development stage enterprise" (as defined in statement of Financial Accounting Standards No. 7) until December 31, 2003. The Company is engaged in the business of developing, producing and marketing proprietary equipment enabling the transmission of voice and data over electric utility lines.

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

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $20,300 and $7,000 at June 30, 2004 and December 31, 2003, respectively.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

Stock Based Compensation (Continued)
------------------------------------

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note D):

                                                            For the three months ended            For the six months ended
                                                                      June 30,                             June 30,
                                                              2004               2003               2004               2003
                                                              ----               ----               ----               ----
Net loss - as reported                                    $ (4,982,203)      $ (2,018,972)      $ (7,019,165)      $ (3,459,715)
Add: Total stock based employee compensation expense
  as reported under intrinsic value method
  (APB. No. 25)                                                     --                 --                 --                 --
Deduct: Total stock based employee compensation
  expense as reported under fair value based method
  (SFAS No. 123)                                            (1,672,345)        (1,129,199)        (3,138,935)        (1,291,134)
                                                          -------------      -------------      -------------      -------------
Net loss - Pro Forma                                      $ (6,654,548)      $ (3,148,171)      $(10,158,100)      $ (4,750,849)
Net loss attributable to common stockholders - Pro
  forma                                                   $ (6,654,548)      $ (3,148,171)      $(10,158,100)      $ (4,750,849)
Basic (and assuming dilution) loss per share - as
  reported                                                $      (0.11)      $      (0.13)      $      (0.18)      $      (0.22)
Basic (and assuming dilution) loss per share - Pro
  forma                                                   $      (0.15)      $      (0.20)      $      (0.26)      $      (0.30)

Revenue Recognition
-------------------

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101").

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

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

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

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2004 and December 31, 2003 is as follows:

                                                       June 30, 2004   December 31, 2003
                                                       -------------   -----------------
Convertible notes payable ("Debenture-1"),
in quarterly installments of interest only
at 8% per annum, unsecured and due three
years from the date of the note with the
latest maturity May 2005; Noteholder has the
option to convert unpaid note principal
together with accrued and unpaid interest to
the Company's common stock at a rate of $.50
per share six months after issuance                       $      --       $  62,000

Debt Discount - beneficial  conversion feature,  net
of  accumulated  amortization  of $0 and  $41,411 at
June 30, 2004 and December 31, 2003, respectively                --         (24,718)

Debt Discount - value attributable to warrants
attached to notes, net of accumulated amortization
of $0 and  $3,605 at June 30, 2004 and December 31,
2003, respectively                                               --          (2,116)
                                                          ----------      ----------
                                                                 --          35,166
Convertible notes payable ("Series B
Debenture"), in quarterly installments of
interest only at 8% per annum, unsecured and
due three years from the date of the note
with the latest maturity February 2006;
Noteholder has the option to convert unpaid
note principal together with accrued and
unpaid interest to the Company's common
stock at a rate of $.55 per share six months
after issuance                                              210,000         320,000

Debt Discount - beneficial conversion
feature, net of accumulated amortization of
$38,304 and $75,426 at June 30, 2004 and
December 31, 2003, respectively                             (60,188)       (180,546)

Debt Discount - value attributable to warrants
attached to notes, net of accumulated amortization
of $17,766 and $13,194 at June 30, 2004 and
December 31, 2003, respectively                             (27,922)        (31,415)
                                                          ----------      ----------
                                                            121,890         108,039
                                                          ----------      ----------
Total                                                     $ 121,890       $ 143,205
                                                          ----------      ----------
Less: current portion                                            --              --
                                                          ----------      ----------
                                                          $ 121,890       $ 143,205
                                                          ==========      ==========

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

Convertible Debentures
----------------------

During the year ended December 31, 2001, the Company issued convertible promissory notes (the "Debenture-1") to Company officers, shareholders, and sophisticated investors in exchange for $940,000, exclusive of placement costs and fees. The Debenture-1 accrues interest at 8% per annum and is due and payable three years from the date of the note with the latest maturity date of November 2004. The noteholders have the option to convert any unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.50 per share beginning six months after issuance. In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Debenture-1 note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $837,874 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Debenture-1. The debt discount attributed to the beneficial conversion feature is amortized over the Debenture-1's maturity period (three years) as interest expense.

In connection with the placement of the Debenture-1 notes, the Company issued non-detachable warrants granting the holders the right to acquire, in the aggregate, 940,000 shares of the Company's common stock at $1.00 per share. In accordance with EMERGING ISSUES TASK FORCE ISSUE 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS ("EITF 00-27"), the Company recognized the value attributable to the warrants in the amount of $77,254 to additional paid-in capital and a discount against the Debenture-1. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.25%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Debenture-1's maturity period (three years) as interest expense.

During the year ended December 31, 2002, the Company issued the Debenture-1 to Company officers, shareholders, and sophisticated investors in exchange for $749,100, exclusive of placement costs and fees. The Debenture-1 accrues interest at 8% per annum and is due and payable three years from the date of the note with the latest maturity date of May 2005. Noteholders have the option to convert any unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.50 per share beginning six months after issuance.

In accordance with EITF 98-5, the Company recognized an imbedded beneficial conversion feature present in the Debenture-1 note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $693,018 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Debenture-1. The debt discount attributed to the beneficial conversion feature is amortized over the Debenture-1's maturity period (three years) as interest expense.

In connection with the placement of the Debenture-1 notes in 2002, the Company issued non-detachable warrants granting the holders the right to acquire, in the aggregate, 749,100 shares of the Company's common stock at $1.00 per share. In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $56,082 to additional paid in capital and a discount against the Debenture-1. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.67%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Debenture-1's maturity period (three years) as interest expense.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

Series B Debentures
-------------------

In 2002, the Company issued convertible promissory notes (the "Series B Debentures") to Company officers, shareholders, and sophisticated investors in exchange for $472,900, exclusive of placement costs and fees. The Series B Debentures accrue interest at 8% per annum and are due and payable three years from the date of the note with the latest maturity date of December 2005. Noteholders have the option to convert any unpaid note principal, together with accrued and unpaid interest, to the Company's common stock at a rate of $.55 per share beginning six months after issuance.

In accordance with EITF 98-5, the Company recognized an imbedded beneficial conversion feature present in the Series B Debenture note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $147,859 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Series B Debentures. The debt discount attributed to the beneficial conversion feature is amortized over the Series B Debentures maturity period (three years) as interest expense.

In connection with the placement of the Series B Debentures in 2002, the Company issued non-detachable warrants granting the holders the right to acquire, in the aggregate, 472,900 shares of the Company's common stock at $1.00 per share. In accordance with EITF 00-27 the Company recognized the value attributable to the warrants in the amount of $68,595 to additional paid in capital and a discount against the Series B Debentures. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.67%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Series B Debentures maturity period (three years) as interest expense.

In 2003, the Company issued convertible Series B Debentures to Company officers, shareholders, and sophisticated investors in exchange for $2,027,100, exclusive of placement costs and fees. The Series B Debentures accrue interest at 8% per annum and are payable and due three years from the date of the note with the latest maturity date of February 2006. Noteholders have the option to convert any unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.55 per share beginning six months after issuance.

In accordance with EITF 98-5, the Company recognized an imbedded beneficial conversion feature present in the Series B Debenture note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,761,675 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Series B Debentures. The debt discount attributed to the beneficial conversion feature is amortized over the Series B Debentures maturity period (three years) as interest expense.

In connection with the placement of the Series B Debenture notes in 2003, the Company issued non-detachable warrants granting the holders the right to acquire, in the aggregate, 2,027,100 shares of the Company's common stock at $1.00 per share. In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $265,425 to additional paid in capital and a discount against the Series B Debentures. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.25%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Series B Debentures maturity period (three years) as interest expense.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

The Company amortized the Debenture 1 and the Series B Debenture debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $16,020 and $611,039 for the six months ended June 30, 2004 and 2003, respectively.

During the year ended December 31, 2003, the Debenture-1 noteholders demanded registration of that number of common shares of the Company sufficient to cover the conversion of their debentures and exercise of the attached warrants. Accordingly, the Company notified the Series B Debenture noteholders, Senior noteholders (Note C) and warrant holders with piggy-back registration rights of their right to participate in the registration. During the year ended December 31, 2003, the Company issued an aggregate of 7,217,836 shares of common stock in connection with the conversion of $1,627,100 aggregate principal amount of the Debenture-1 and $2,180,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 525,403 shares of common stock in exchange for accrued interest of $195,148 and $85,586 for Debenture 1 and Series B Debentures, respectively. During the six months ended June 30, 2004, the Company issued an aggregate of 324,001 shares of common stock in connection with the conversion of $62,000 aggregate principal amount of the Debenture-1 and $110,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 42,999 shares of common stock in exchange for accrued interest of $23,276 for Debenture 1 and Series B Debentures (see Note E).

In connection with the conversion of Debenture-1 and Series B Debentures, the Company wrote off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $2,046,479 and $296,470, respectively, as of December 31, 2003, and an additional $134,134 and $531, respectively, during the six months ended June 30, 2004.

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

In January 2004, certain note holders elected to convert $2,539,000 of their senior notes into Company restricted shares of common stock at a conversion price of $2.10 per share. The remaining outstanding senior notes as of June 30, 2004 after the conversion is $450,000.

NOTE D - STOCK OPTIONS AND WARRANTS

Employee Stock Options
----------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Employee Stock Options (Continued)

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average         Weighted                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
               $1.00         6,301,000            8.09                $ 1.00           3,574,685           $1.00
       $1.01 - $1.99           900,000            9.24                $ 2.00               5,000           $2.00
       $2.00 - $2.99           977,000            9.38                $ 2.46             381,416           $2.48
       $3.00 - $3.99           492,000            9.69                $ 3.44              16,750           $3.49
                             ---------            ----                ------           ---------           -----
                             8,670,000            8.87                $ 1.41           3,977,851           $1.14
                             =========            ====                ======           =========           =====

Transactions involving stock options issued to employees are summarized as follows:

                                                                Weighted Average
                                              Number of Shares  Price Per Share
                                              ----------------  ---------------
Outstanding at January 1, 2002                    1,055,000      $   1.00
   Granted                                        3,335,000          1.00
   Exercised                                     (1,000,000)         1.00
   Canceled or expired                           (1,440,000)         1.00
                                                 -----------     --------
Outstanding at December 31, 2002 (as restated)    1,950,000          1.00
                                                 ===========     =========
   Granted                                        7,202,333          1.22
   Exercised                                       (109,333)         1.01
   Canceled or expired                             (750,000)         1.00
                                                 -----------     --------
Outstanding at December 31, 2003                  8,293,000      $   1.19
                                                 ===========     =========
   Granted                                          945,000          2.96
   Exercised                                       (356,333)         1.02
   Canceled or expired                             (211,667)         1.60
                                                 -----------     --------
Outstanding at June 30, 2004                      8,670,000      $   1.41
                                                 ===========     =========

The weighted-average fair value of stock options granted to employees during the period ended June 30, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                            2004        2003
                                                            ----        ----
Significant assumptions (weighted-average):
    Risk-free interest rate at grant date                   1.01%        1.25%
    Expected stock price volatility                           35%          26%
    Expected dividend payout                                  --           --
    Expected option life-years (a)                            10           10
(a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(10,158,100) and $(0.26) for the six months ended June 30, 2004 and $(4,750,849) and $(0.30) for the six months ended June 30, 2003, respectively.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Non-Employee Stock Options
--------------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
        $     1.00         3,012,084            8.43                  $    1.00      2,507,917       $    1.00

Transactions involving options issued to non-employees are summarized as follows:

                                                             Weighted Average
                                           Number of Shares   Price Per Share
                                           ----------------   ---------------
Outstanding at January 1, 2002                  246,502           $   0.70
   Granted                                    2,455,000               1.00
   Exercised                                 (1,146,502)              0.96
   Canceled or expired                               --              --
                                             -----------          --------
Outstanding at December 31, 2002              1,555,000               1.00
                                             ===========          ========
   Granted                                    1,900,000               1.00
   Exercised                                   (187,500)              0.96
   Canceled or expired                               --              --
                                             -----------          --------
Outstanding at December 31, 2003              3,267,500           $   1.00
                                             ===========          ========
   Granted                                           --              --
   Exercised                                   (255,416)              1.00
   Canceled or expired                               --              --
                                             -----------          --------
Outstanding at June 30, 2004                  3,012,084           $   1.00
                                             ===========          ========

The estimated value of the non-employee stock options vested during the period ended June 30, 2004 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 10 years, a risk free interest rate of 1.01%, a dividend yield of 0% and volatility of 35%. The amount of the expense charged to operations in connection with granting the options was $452,707 and $286,904 during the period ended June 30, 2004 and 2003, respectively.

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants (Continued)
--------------------

                                Warrants Outstanding                                   Warrants Exercisable
                                --------------------                                   --------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
          $     1.00           655,900            1.34                  $    1.00        655,900       $    1.00
          $     2.54            12,500            1.92                  $    2.54         12,500       $    2.54
          $     2.97            35,000            1.92                  $    2.97         35,000       $    2.97
                           -----------            ----                  ---------        -------       ---------
                               703,400            1.38                  $    1.13        703,400       $    1.13
                           -----------            ====                  =========        -------       =========

Transactions involving warrants are summarized as follows:

                                                                Weighted Average
                                            Number of Shares    Price Per Share
                                            ----------------    ---------------
Outstanding at January 1, 2002                 3,528,665           $   0.67
   Granted                                     1,667,460               0.87
   Exercised                                  (1,650,675)              0.51
   Canceled or expired                           (13,990)              1.00
                                              -----------          --------
Outstanding at December 31, 2002               3,531,460           $   0.84
                                              ===========          ========
   Granted                                     8,591,800               1.01
   Exercised                                  (6,963,770)              0.92
   Canceled or expired                                --              --
                                              -----------          --------
Outstanding at December 31, 2003               5,159,490               1.01
                                              ===========          ========
   Granted                                            --              --
   Exercised                                  (4,456,090)              1.02
   Canceled or expired                                --              --
                                              -----------          --------
Outstanding at June 30, 2004                     703,400           $   1.13
                                              ===========          ========

The Company did not grant any compensatory warrants to non-employees during the period ended June 30, 2004. The estimated value of previously granted warrants vested during the period ended June 30, 2004 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 10 years, a risk free interest rate of 1.01%, a dividend yield of 0% and volatility of 35%. Compensation expense of $12,383 was charged to operations for the period ended June 30, 2004. The Company capitalized financing costs of $87,217 for compensatory warrants granted in connection with placement of convertible debentures during the period ended June 30, 2003. The financing cost was amortized over the life of the convertible debentures and all unamortized financing cost was expensed upon the conversion of the convertible debentures during the year ended December 31, 2003.

NOTE E - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, par value $.001 per share. As of June 30, 2004 and December 31, 2003, the Company has no preferred stock issued and outstanding. The Company has authorized 100,000,000 shares of common stock, par value $.001 per share. As of June 30, 2004 and December 31, 2003, the Company had 44,707,726 and 30,689,522 shares of common stock issued and outstanding, respectively.

During the period ended June 30, 2004, the Company issued 356,333 shares of common stock for an aggregate purchase price of $364,833 to certain employees upon exercise of employee stock options at approximately $1.02 per share. Additionally, the Company issued 255,416 shares of common stock for an aggregate purchase price of $255,416 to consultants upon exercise of non-employee stock options at approximately $1.00 per share.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE E - CAPITAL STOCK

During the period ended June 30, 2004, the Company issued an aggregate of 40,000 shares of common stock, having an aggregate fair market value of $123,038, to consultants in exchange for services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered.

The Company issued an aggregate of 1,209,038 of restricted shares of common stock upon the election of certain senior note holders (see Note C) to convert their senior notes into equity at a conversion price of $2.10 per share.

The Company issued 6,387,600 shares of its common stock for an aggregate purchase price of $12,726,843, net of costs and fees.

The Company issued an aggregate of 3,978,450 shares of common stock upon the exercise of warrants at approximately $1.00 per share and an aggregate of 203,751 shares of common stock in exchange for 253,203 outstanding warrants.

The Company issued an aggregate of 165,116 shares of common stock in exchange for 195,204 outstanding warrants. Additionally, the Company issued an aggregate of 37,500 shares of common stock to consultants pursuant to warrants exercised at $2.54 per share.

The Company issued an aggregate of 324,001 shares of common stock in connection with the conversion of $62,000 aggregate principal amount of the Debenture-1 and $110,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 42,999 shares of common stock in exchange for accrued interest of $23,276 for Debenture 1 and Series B Debentures (Note B).

The Company issued an aggregate of 18,000 shares of common stock to employees in exchange for $55,843 of services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. Compensation costs of $55,843 were charged to operations.

In March 2004, the Company entered into consulting agreements (the "Agreements") with Aware Capital Consultants, Inc. and Scarborough, Ltd. ("Consultants"). Pursuant to the Agreements, the Company issued an aggregate of 1,000,000 shares of its restricted common stock to Consultants in exchange for professional services rendered and to be rendered. In accordance with EMERGING ISSUES TASK FORCE ISSUE 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES ("EITF 96-18"), the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued. Compensation cost of $2,500,000 was charged to operations during the period ended June 30, 2004.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE F - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of Gateways, iBridges and Couplers, which are the significant components of the Telkonet solution. Components of inventories as of June 30, 2004 and December 31, 2003 are as follows:

                                       June 30, 2004        December 31, 2003
                                       -------------        -----------------
         Raw Materials                    $388,295              $374,794
         Finished Goods                    590,719               233,722
                                          --------              --------
                                          $979,014              $608,516
                                          ========              ========

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

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Revenues
--------

As of December 31, 2003, the Company emerged from its development stage of operations. Accordingly, there were no revenues in the prior year comparable period. However, during the three months ended June 30, 2004, the Company's revenues increased over the three months ended March 31, 2004 by $131,804 or 94%. This increase was due to the expansion of the sales staff in each of the business segments, increased Value Added Resellers (VAR's) in the Multi-Dwelling Unit segment and a significant increased in marketing. Additionally the Company began offering its Satellite Solution to the underserved rural markets where DSL, Cable and other ISP services are not available. The Company renewed its endorsed vendor agreement with Choice Hotels International and is also targeting those brand hotels which are under a mandate from Choice Hotels International to provide High Speed Internet Access (HSIA) to their guests within the next six months. Although revenues were not realized to date in the Government/Military and International markets, the Company has several pilot programs in place with the anticipation of full solution deployments.

Costs and expenses
------------------

Overall expenses, including the fee paid pursuant to the Agreements with the Consultants of $2,500,000 expensed during the quarter, increased for the three and six months ended June 30, 2004 over the comparable period in 2003 by $3,433,575 or 218% and $4,361,598 or 164%, respectively. The increase is principally due to an increase in payroll and related costs for development, sales and marketing and administrative functions, costs associated with non-employee stock options issued in connection with services rendered and costs associated with the American Stock Exchange listing. For the three and six months ended June 30, 2004, the operating expenses, excluding the fee paid pursuant to the Agreements with the Consultants, increased $933,575 or 59% and $1,861,598 or 70%, respectively.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2004, the Company's current assets exceeded current liabilities by $18,340,282. Of the total current assets of $19,489,158, cash represented $18,276,979 of this amount as of June 30, 2004.

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

During the six months ended June 30, 2004, the Company filed a S-3 Registration Statement with the Securities and Exchange Commission to register 15,560,495 shares of its common stock. These shares were issued primarily in conjunction with the conversion of $2,539,000 Senior Notes into common stock at $2.10 per share in January 2004, a $12.8 million private placement closed in February 2004 and the conversion of debentures and exercise of warrants in March 2004. The registration statement was declared effective by the SEC on April 24, 2004.

Product Research and Development
--------------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenses for the three and six months ended June 30, 2004 increased over the comparable period in 2003 by $130,668 or 46% and $248,654 or 42%, respectively. This increase was primarily related to an increase in salaries and related costs associated with the addition of full-time employees and costs related to independent lab test and certification.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses increased for the three and six months ended June 30, 2004 over the comparable period in 2003 by $635,121 or 54% and $1,469,191 or 87%, respectively. The increase is related to an increase in payroll and associated costs for management, sales and marketing resources, one-time costs associated with American Stock Exchange application fees, and increased legal and accounting fees associated with the Form S-3 Registration Statement.

Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

During the three months ended June 30, 2004 fixed assets increased $400,389, which is primarily related to leasehold improvements associated with the Company's relocation of its corporate offices to Germantown, Maryland. The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than purchases of leasehold improvements, computer equipment and peripherals to be used in the Company's day-to-day operations. During the three months ended June 30, 2004, the Company signed a lease to accommodate the expansion of its sales organization in White Marsh, Baltimore County, Maryland. The three-year lease provides 1,820 square feet and expires May 2007.

Number of Employees
-------------------

As of June 30, 2004, the Company had 41 employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees. As the Company continues to expand, the Company will incur additional costs for personnel.

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

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT AND EXPECTS TO CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         Since inception through June 30, 2004, the Company has incurred cumulative losses of $21,135,777 and has never generated enough funds through operations to support its business. The Company expects to continue to incur substantial operating losses through 2004. The Company's losses to date have resulted principally from:

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

         As of June 30, 2004, the Company's officers and directors owned 15.2% of the Company's issued and outstanding common stock. This means that the Company's officers and directors, as a group, exercise significant control over matters upon which the Company's stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.

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

THE EXERCISE OF OPTIONS AND WARRANTS OUTSTANDING AND AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

         As of June 30, 2004, the Company had outstanding employee options to purchase a total of 8,670,000 shares of common stock at exercise prices ranging from $1.00 to $3.78 per share, with a weighted average exercise price of $1.41. As of June 30 2004, the Company had outstanding non-employee options to purchase a total of 3,012,084 shares of common stock at exercise prices of $1.00 per share. As of June 30, 2004, the Company had warrants outstanding to purchase a total of 703,400 shares of common stock at exercise prices ranging from $1.00 to $2.97 per share, with a weighted average exercise price of $1.12. In addition, as of June 30, 2004, the Company had 762,832 additional shares of common stock which may be issued in the future under the Telkonet, Inc. Stock Incentive Plan. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of the Company's common stock.

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

PRODUCTS SOLD BY THE COMPANY'S COMPETITORS COULD BECOME MORE POPULAR THAN THE COMPANY'S PRODUCTS OR RENDER THE COMPANY'S PRODUCTS OBSOLETE.

         The market for powerline communications products is highly competitive. The Company believes it has the only commercial solution for "in-building" distribution of broadband utilizing the electrical wiring infrastructure. Linksys Group, Inc. and Netgear, Inc. offer similar PLC solutions for the residential market. There can be no assurance that Linksys Group, Netgear or any other company will not develop PLC products that compete with the Company's products in the future. These potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These potential competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than the Company can. As a result, the Company may not be able to compete successfully with these potential competitors and these potential competitors may develop or market technologies and products that are more widely accepted than those being developed by the Company or that would render the Company's products obsolete or noncompetitive. The Company anticipates that potential competitors will also intensify their efforts to penetrate the Company's target markets. These potential competitors may have more advanced technology, more extensive distribution channels, stronger brand names, bigger promotional budgets and larger customer bases than the Company does. These companies could devote more capital resources to develop, manufacture and market competing products than the Company could. If any of these companies are successful in competing against the Company, its sales could decline, its margins could be negatively impacted, and the Company could lose market share, any of which could seriously harm the Company's business and results of operations.

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

Item 3.  Controls and Procedures.

As of June 30, 2004, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in rules 13a - 15(c) and 15d - 15(c) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic filings with the U.S. Securities and Exchange Commission. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

During the six months ended June 30, 2004, the Company issued an aggregate of 3,998,450 shares of common stock upon the exercise of warrants at approximately $1.00 per share. The Company also issued an aggregate of 203,751 shares of common stock upon cashless exercise of 253,203 outstanding warrants which were exercisable at $1.00 per share.

During the six months ended June 30, 2004, the Company agreed to issue 18,000 shares of common stock to Ronald W. Pickett, the Company's Chief Executive Officer, pursuant to his employment agreement, dated January 30, 2004.

During the six months ended June 30, 2004, the Company issued an aggregate of 324,001 shares of common stock in connection with the conversion of $62,000 aggregate principal amount of the Debenture-1 and $110,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 42,999 shares of common stock in exchange for accrued interest of $23,276 for the Debenture-1 and Series B Debentures.

Each of the foregoing sales of securities was effected in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder. Each of the foregoing sales was made to one or more "accredited investors," as such term is defined in the Securities Act of 1933.

During the six months ending June 30, 2004, the Company granted options to purchase 945,000 shares of common stock to certain employees of the Company. These options are exercisable at an average exercise price of $2.96 per share. In addition, during the six months ended June 30, 2004, the Company issued 356,333 shares of common stock upon exercise of employee stock options at an average exercise price of $1.02 and 255,416 shares of common stock upon exercise of options held by non-employees at an exercise price of $1.00. The options were issued pursuant to the Telkonet, Inc. Stock Incentive Plan. The shares of common stock underlying the options have been registered with the Securities and Exchange Commission on a Form S-8 Registration Statement.

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

31.1 Certification of Ronald W. Pickett pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of E. Barry Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of E. Barry Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K filed during the six months ended June 30, 2004.

         i. On April 20, 2004, the Company filed a Current Report 8-K, to report the expansion of the Board of Directors by one seat, the resignation of Hugo DeCesaris from the Board of Directors, and the appointment of Dr. Thomas M. Hall and James L. Peeler to the Board of Directors.

         ii. On May 19, 2004, the Company filed a Current Report 8-K, to report that an update letter was sent to shareholders announcing the status of sales and marketing developments.

         iii. On May 26, 2004, the Company filed a Current Report 8-K, to report that the Company successfully pursued a delisting from the Berlin-Bremen Stock Exchange effective May 27, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Telkonet, Inc.
                                                    Registrant


Date: August 13, 2004                               By:  /s/ Ronald W. Pickett
---------------------                                  -----------------------
                                                       Ronald W. Pickett
                                                       Chief Executive Officer