Form 10QSB
period 2004-09-30
TELKONET INC
filed 2004-11-15
CIK 1094084

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the period ended September 30, 2004

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

                                 (240) 912-1800
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,065,642 shares of Common Stock ($.001 par value) as of November 9, 2004.


Transitional small business disclosure format:  Yes [ ]    No  [x]

                                 TELKONET, INC.

                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                   QUARTERLY PERIOD ENDING SEPTEMBER 30, 2004

                                Table of Contents
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                  September 30, 2004 and December 31, 2003                   3

                  Condensed Consolidated Statements of Losses:
                  Three and Nine Months Ended September 30, 2004 and 2003    4

                  Condensed Consolidated Statement of Stockholders' Equity
                  January 1, 2004 through September 30, 2004                 5

                  Condensed Consolidated Statements of Cash Flows:
                  Nine Months Ended September 30, 2004 and 2003             6-7

                  Notes to Unaudited Condensed Consolidated
                  Financial Information:
                  September 30, 2004                                        8-18

         Item 2.  Management's Discussion and Analysis                     19-25

         Item 3.  Controls and Procedures                                    25

PART II.  OTHER INFORMATION                                                  25

         Item 1.  Legal Proceedings                                          25

         Item 2.  Changes in Securities                                      25

         Item 3.  Defaults Upon Senior Securities                            26

         Item 4.  Submission of Matters to a Vote of Security Holders        26

         Item 5.  Other Information                                          26

         Item 6.  Exhibits and Reports on Form 8-K                           27


Item 1.           Financial Statements (Unaudited)

                                                     TELKONET, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        (Unaudited)
                                                                                     September 30, 2004  December 31, 2003
                                                                                     ------------------  -----------------
 ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                                                              $ 15,422,021       $  5,177,918
 Accounts Receivable: trade and other, net of allowance for doubtful accounts of
 $13,000 and $7,000 at September 30, 2004 and December 31, 2003, respectively                 28,266             58,196
 Inventory (Note F)                                                                        1,533,843            608,516
 Prepaid expenses and deposits                                                               112,609            107,991
                                                                                        -------------      -------------
 Total current assets                                                                     17,096,739          5,952,621

 PROPERTY AND EQUIPMENT:
 Furniture and equipment, at cost                                                            631,986            191,248
 Less:  accumulated depreciation                                                             112,719             67,687
                                                                                        -------------      -------------
 Total property and equipment, net                                                           519,267            123,561

 EQUIPMENT UNDER OPERATING LEASES:
 Capitalized equipment, at cost                                                              400,662             33,888
 Less:  accumulated depreciation                                                              45,339              3,485
                                                                                        -------------      -------------
 Total equipment under operating leases, net                                                 355,323             30,403

 OTHER ASSETS:
 Deposits                                                                                     76,288             70,000
                                                                                        -------------      -------------

TOTAL ASSETS                                                                            $ 18,047,617       $  6,176,585
                                                                                        =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                               $  1,288,678       $    629,852
 Customer deposits                                                                            21,685             11,199
 Capital leases                                                                                   --             15,000
                                                                                        -------------      -------------
 Total current liabilities                                                                 1,310,363            656,051

LONG TERM LIABILITIES:

Convertible debentures, net of discounts - including related parties (Note B)                129,900            143,205
Senior notes payable (Note C)                                                                450,000          2,989,000
Deferred lease liability                                                                      20,608                 --
                                                                                        -------------      -------------
Total long term liabilities                                                                  600,508          3,132,205


COMMITMENTS AND CONTINGENCIES                                                                     --                 --

STOCKHOLDERS' EQUITY :
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none
  issued at September 30, 2004 and December 31, 2003 (Note E)                                     --                 --
Common stock, par value $.001 per share; 100,000,000 shares authorized; 44,033,743 and 30,689,522 shares issued and outstanding at September 30, 2004 and December
  31, 2003, respectively (Note E)                                                             44,034             30,690

Additional paid-in-capital                                                                39,869,764         16,474,251
Accumulated deficit                                                                      (23,777,052)       (14,116,612)
                                                                                        -------------      -------------
Stockholders' equity                                                                      16,136,746          2,388,329
                                                                                        -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 18,047,617       $  6,176,585
                                                                                        =============      =============

                     See accompanying footnotes to the unaudited condensed consolidated financial information

                                                     TELKONET, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                       (UNAUDITED)


                                          For The Three Months Ended September 30,   For The Nine Months Ended September 30,
                                                  2004               2003                     2004                2003
                                                  ----               ----                     ----                ----
Net Revenues                                 $     79,335       $     13,848              $    491,337       $     13,848
Cost of Sales                                      68,873              4,216                   481,918              4,216
                                             -------------      -------------             -------------      -------------
Gross Profit                                       10,462              9,632                     9,419              9,632

Costs and Expenses:
Research and Development                          417,663            367,374                 1,263,867            964,924
Selling, General and Administrative             2,071,889          1,030,794                 5,235,244          2,724,591
Consulting  Fees (Note E)                              --                 --                 2,500,000                 --
Non-Employee Stock Options and Warrants
(Note D)                                          155,875            188,988                   620,965            475,892
Depreciation and Amortization                      22,227             18,704                    50,047            100,838
                                             -------------      -------------             -------------      -------------
Total Operating Expense                         2,667,654          1,605,860                 9,670,123          4,266,245

Loss from Operations                           (2,657,192)        (1,596,228)               (9,660,704)        (4,256,613)

Other Income (Expenses):
Interest Income                                    36,328                 --                    88,390                 --
Interest Expense                                  (20,411)          (393,825)                  (88,126)        (1,193,156)
                                             -------------      -------------             -------------      -------------
Total Other Income (Expenses)                      15,917           (393,825)                      264         (1,193,156)

Loss Before Provision for Income Taxes         (2,641,275)        (1,990,053)               (9,660,440)        (5,449,769)
Provision for Income Taxes                             --                 --                        --                 --
                                             -------------      -------------             -------------      -------------

Net Loss                                     $ (2,641,275)      $ (1,990,053)             $ (9,660,440)      $ (5,449,769)
                                             =============      =============             =============      =============
Loss per common share (basic and
assuming dilution)                           $      (0.06)      $      (0.09)             $      (0.24)      $      (0.31)
                                             =============      =============             =============      =============

Weighted average common shares
outstanding                                    43,890,515         20,962,065                40,673,326         17,521,860


                    See accompanying footnotes to the unaudited condensed consolidated financial information

                                                          TELKONET, INC.
                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     FOR THE PERIOD FROM JANUARY 1, 2004 TO SEPTEMBER 30, 2004
                                                            (UNAUDITED)

                                                  Preferred
                                        Preferred   Stock        Common        Common       Additional    Accumulated
                                         Shares     Amount       Shares     Stock Amount  Paid in Capital   Deficit       Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2004                    --           --    30,689,522  $     30,690  $ 16,474,251  $(14,116,612) $  2,388,329
Shares issued for employee
stock options exercised at
approximately $1.02 per share                 --           --       356,333           356       364,477            --       364,833

Shares issued in exchange
for non-employee options
exercised at $1.00 per share                  --           --       255,416           255       255,161            --       255,416

Shares issued to consultants
in exchange for services rendered
at approximately $3.07 per share              --           --        62,302            62       191,753            --       191,815

Shares issued for senior note
conversion at $2.10 per share
(Note C)                                      --           --     1,209,038         1,209     2,537,791            --     2,539,000

Shares issued in connection with
private placement at $2.00 per
share, net of costs                           --           --     6,387,600         6,388    12,720,455            --    12,726,843

Shares issued to consultants for
warrants exercised at $2.54 per share         --           --        37,500            38        95,212            --        95,250

Shares issued to noteholders for
warrants exercised at $1.00 per share         --           --     3,978,450         3,978     3,974,472            --     3,978,450

Shares issued to noteholders for
cashless warrants exercised                   --           --       203,751           204          (204)           --            --

Shares issued for cashless exercise
of underwriter warrants                       --           --       165,116           165          (165)           --            --

Shares issued in exchange for
convertible debentures at $0.50
per share (Note B)                            --           --       124,000           124        61,876            --        62,000

Shares issued in exchange for
convertible debentures at $0.55
per share (Note B)                            --           --       200,001           200       109,800            --       110,000

Shares issued in exchange for
accrued interest on convertible
debentures (Note B)                           --           --        42,999            43        23,233            --        23,276

Shares issued to an employee in
exchange for services at
approximately $2.80 per share                 --           --        27,000            27        75,647            --        75,674

Shares issued to consultants in
exchange for consulting fees at
$2.50 per share                               --           --     1,000,000         1,000     2,499,000            --     2,500,000

Founders shares returned and
canceled in connection with
January 2002 capital restructure              --           --      (705,285)         (705)          705            --            --

Write-off of beneficial conversion
features and warrants attached to
convertible debentures in
connection with conversion of
Debenture-1 and Series B
debentures (Note B)                           --           --            --            --      (134,665)           --      (134,665)

Stock options and warrants granted
to consultants in exchange for services
rendered (Note D)                             --           --            --            --       620,965            --       620,965

Net Loss                                      --           --            --            --            --    (9,660,440)   (9,660,440)
                                        -------- ------------  ------------  ------------  ------------  ------------- -------------

BALANCE AT SEPTEMBER 30, 2004           $     -- $         --    44,033,743  $     44,034  $ 39,869,764  $(23,777,052) $ 16,136,746
                                        ======== ============  ============  ============  ============  ============= =============

                          See accompanying footnotes to the unaudited condensed consolidated financial information

                                                     TELKONET, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                          For The Nine Months Ended September 30,
                                                                          ---------------------------------------
                                                                                 2004               2003
                                                                                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operating activities                                           $ (9,660,440)      $ (5,449,769)

Adjustments to reconcile net loss from operations to cash used in operating activities
Amortization of debt discount - beneficial conversion feature of
  convertible debentures                                                           16,416            629,455
Amortization of debt discount - value of warrants attached to
  convertible debentures                                                            7,614             85,377
Stock options and warrants issued in exchange for services rendered
  (Note D)                                                                        620,965            482,642
Common stock issued in exchange for services rendered (Note E)                    267,489            362,006
Common stock issued in exchange for conversion of interest (Note B)                23,276            272,625
Common stock issued in exchange for consulting  fees                            2,500,000            186,400
Depreciation and amortization                                                      93,274            100,838
(Increase) decrease in:
     Accounts receivable                                                           29,930             (2,297)
     Inventory                                                                   (925,327)          (566,504)
     Prepaid expenses and deposits                                                   (420)           (50,120)
     Accounts payable and accrued expenses, net                                   658,826            111,435
     Deferred lease liability                                                      20,608                 --
                                                                             -------------      -------------
NET CASH (USED IN) OPERATING ACTIVITIES                                        (6,347,789)        (3,837,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs of equipment under operating leases                                        (366,774)                --
Purchase of property and equipment, net                                          (447,126)           (65,742)
                                                                             -------------      -------------
NET CASH (USED IN) INVESTING ACTIVITIES                                          (813,900)           (65,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs (Note E)                      12,726,843                666
Proceeds from (repayments of) stockholder advances                                     --           (122,830)
Proceeds from issuance of convertible debentures, net of costs (Note B)                --          2,027,100
Proceeds from issuance of senior notes, net of costs (Note C)                          --          5,000,000
Repayment of loans                                                                     --           (310,000)
Proceeds from exercise of warrants attached to notes payable (Note E)           4,073,700          3,847,250
Proceeds from exercise of employee and non-employee stock options and
  warrants                                                                        620,249            249,999
Payment of capital leases                                                         (15,000)                --
                                                                             -------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      17,405,792         10,692,185

NET INCREASE IN CASH AND EQUIVALENTS                                           10,244,103          6,788,531

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                        5,177,918             18,827
                                                                             -------------      -------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                           $ 15,422,021       $  6,807,358
                                                                             =============      =============

            See accompanying footnotes to the unaudited condensed consolidated financial information

                                                TELKONET, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                        For The Nine Months Ended September 30,
                                                                        ---------------------------------------
                                                                                2004             2003
                                                                                ----             ----
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                                     $   90,747      $   33,105
Income taxes paid                                                                    --              --
Non-cash transactions:
Issuance of stock options and warrants in exchange for services
rendered (Note D)                                                               620,965         482,642
Issuance of stock warrants in exchange for financing costs (Note D)                  --          87,217
Common stock issued for services rendered                                       267,489         362,006
Common stock issued in exchange for interest (Note B and E)                      23,276         272,625
Common stock issued in exchange for consulting services (Note E)              2,500,000              --
Common stock issued in exchange for conversion of Senior Notes (Note C)       2,539,000       2,011,000
Common stock issued in exchange for convertible debentures (Note B)             172,000       3,797,100
Notes payable issued in connection with capital lease                                --          33,569
Write-off of beneficial conversion feature of conversion of
debenture (Note B)                                                              134,134              --
Write-off of value of warrants attached to debenture in connection
with conversion (Note B)                                                            531              --
Beneficial conversion feature on convertible debentures (Note B)                     --       1,761,675
Value of warrants attached to convertible debentures (Note B)                        --         265,425



           See accompanying footnotes to the unaudited condensed consolidated financial information

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

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

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $13,000 and $7,000 at September 30, 2004 and December 31, 2003, respectively.

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

                                 TELKONET, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

Stock Based Compensation (Continued)
------------------------------------

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note D):

                                                                 For the three months ended          For the nine months ended
                                                                        September 30,                       September 30,
                                                                   2004              2003               2004             2003
                                                                   ----              ----               ----             ----
Net loss - as reported                                         $ (2,641,275)     $ (1,990,053)     $ (9,660,440)     $ (5,449,769)
Add: Total stock based employee compensation
expense as reported under intrinsic value method
(APB. No. 25)                                                            --                --                --                --

Deduct: Total stock based employee compensation
expense as reported under fair value based method
(SFAS No. 123)                                                   (1,104,254)       (1,053,747)       (4,243,190)       (2,344,881)
                                                               -------------     -------------     -------------     -------------
Net loss - Pro Forma                                           $ (3,745,529)     $ (3,043,800)     $(13,903,630)     $ (7,794,650)
Net loss attributable to common stockholders - Pro forma       $ (3,745,529)     $ (3,043,800)     $(13,903,630)     $ (7,794,650)
Basic (and assuming dilution) loss per share - as reported     $      (0.06)     $      (0.09)     $      (0.24)     $      (0.31)
Basic (and assuming dilution) loss per share - Pro forma       $      (0.09)     $      (0.15)     $      (0.34)     $      (0.44)

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

For equipment under lease, revenue is recognized over the lease term for operating lease and rental contracts. All of the Company's leases are accounted for as operating leases. At the inception of the lease, no lease revenue is recognized and the leased equipment, together with the initial direct costs of installation and support are capitalized, and appear on the balance sheet as "Equipment Under Operating Leases". The capitalized cost of this equipment is depreciated from two to five years, on a straight-line basis down to the Company's original estimate of the projected value of the equipment at the end of the scheduled lease term. Monthly lease payments are recognized as rental income.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at September 30, 2004 and December 31, 2003 is as follows:

                                                    September 30, 2004    December 31, 2003
                                                    ------------------    -----------------
Convertible notes payable ("Debenture-1"), in
quarterly installments of interest only at 8% per
annum, unsecured and due three years from the date
of the note with the latest maturity May 2005;
Noteholder has the option to convert unpaid note
principal, together with accrued and unpaid interest,
to the Company's common stock at a rate of $.50
per share six months after issuance                       $      --            $  62,000

Debt Discount - beneficial conversion feature, net
of accumulated amortization of $0 and $41,411 at
September 30, 2004 and December 31, 2003,
respectively                                                     --              (24,718)

Debt Discount - value attributable to warrants
attached to notes, net of accumulated amortization
of $0 and  $3,605 at September 30, 2004 and
December 31, 2003, respectively                                  --               (2,116)
                                                          ----------           ----------
                                                                 --               35,166
Convertible notes payable ("Series B Debenture"), in
quarterly installments of interest only at 8% per
annum, unsecured and due three years from the date
of the note with the latest maturity February 2006;
Noteholder has the option to convert unpaid note
principal, together with accrued and unpaid interest,
to the Company's common stock at a rate
of $.55 per share six months after issuance                 210,000              320,000

Debt Discount - beneficial conversion feature, net
of accumulated amortization of $43,777 and $75,426
at September 30, 2004 and December 31, 2003,
respectively                                                (54,715)            (180,546)


Debt Discount - value attributable to warrants
attached to notes, net of accumulated amortization
of $20,303 and $13,194 at September 30, 2004 and
December 31, 2003, respectively                             (25,385)             (31,415)
                                                          ----------           ----------
                                                            129,900              108,039
                                                          ----------           ----------
Total                                                     $ 129,900            $ 143,205
                                                          ----------           ----------
Less: current portion                                            --                   --
                                                          ----------           ----------
                                                          $ 129,900            $ 143,205
                                                          ==========           ==========


                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

Convertible Debentures
----------------------

During the year ended December 31, 2001, the Company issued convertible promissory notes (the "Debenture-1") to Company officers, shareholders, and sophisticated investors in exchange for $940,000, exclusive of placement costs and fees. The Debenture-1 accrues interest at 8% per annum and is due and payable three years from the date of the note with the latest maturity date of November 2004. The noteholders have the option to convert any unpaid note principal, together with accrued and unpaid interest, to the Company's common stock at a rate of $.50 per share beginning six months after issuance. In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Debenture-1 note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $837,874 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Debenture-1. The debt discount attributed to the beneficial conversion feature is amortized over the Debenture-1's maturity period (three years) as interest expense.

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

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

The Company amortized the Debenture 1 and the Series B Debenture debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $24,030 and $714,832 for the nine months ended September 30, 2004 and 2003, respectively.

During the year ended December 31, 2003, the Debenture-1 noteholders demanded registration of that number of common shares of the Company sufficient to cover the conversion of their debentures and exercise of the attached warrants. Accordingly, the Company notified the Series B Debenture noteholders, Senior noteholders (Note C) and warrant holders with piggy-back registration rights of their right to participate in the registration. During the year ended December 31, 2003, the Company issued an aggregate of 7,217,836 shares of common stock in connection with the conversion of $1,627,100 aggregate principal amount of the Debenture-1 and $2,180,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 525,403 shares of common stock in exchange for accrued interest of $195,148 and $85,586 for Debenture 1 and Series B Debentures, respectively. During the nine months ended September 30, 2004, the Company issued an aggregate of 324,001 shares of common stock in connection with the conversion of $62,000 aggregate principal amount of the Debenture-1 and $110,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 42,999 shares of common stock in exchange for accrued interest of $23,276 for Debenture 1 and Series B Debentures (see Note E).

In connection with the conversion of Debenture-1 and Series B Debentures, the Company wrote off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $2,046,479 and $296,470, respectively, as of December 31, 2003, and an additional $134,134 and $531, respectively, during the nine months ended September 30, 2004.

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

In January 2004, certain noteholders elected to convert $2,539,000 of their senior notes into Company restricted shares of common stock at a conversion price of $2.10 per share. The remaining outstanding senior notes as of September 30, 2004 after the conversion is $450,000.

NOTE D - STOCK OPTIONS AND WARRANTS

Employee Stock Options
----------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Employee Stock Options (Continued)
----------------------------------

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average         Weighted                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
       $1.00 - $1.99         6,346,000            7.73                $ 1.00           4,115,518           $1.00
       $2.00 - $2.99         1,960,666            9.37                $ 2.26             499,750           $2.35
       $3.00 - $3.99           945,000           10.02                $ 3.44              65,850           $3.46
                           -----------           -----                ------         -----------           -----
                             9,251,666            8.29                $ 1.53           4,681,118           $1.18
                           ===========           =====                ======         ===========           =====

Transactions involving stock options issued to employees are summarized as follows:

                                                                                  Weighted Average
                                                            Number of Shares       Price Per Share
                                                            ----------------       ---------------
       Outstanding at January 1, 2002                          1,055,000            $        1.00
          Granted                                              3,335,000                     1.00
          Exercised                                           (1,000,000)                    1.00
          Cancelled or expired                                (1,440,000)                    1.00
                                                              -----------           -------------
       Outstanding at December 31, 2002 (as restated)          1,950,000                     1.00
                                                              ===========           =============
          Granted                                              7,202,333                     1.22
          Exercised                                             (109,333)                    1.01
          Cancelled or expired                                  (750,000)                    1.00
                                                              -----------           -------------
       Outstanding at December 31, 2003                        8,293,000            $        1.19
                                                              ===========           =============
          Granted                                              1,510,000                     3.06
          Exercised                                             (356,333)                    1.02
          Cancelled or expired                                  (195,001)                    1.47
                                                              -----------           -------------
       Outstanding at September 30, 2004                       9,251,666            $        1.53
                                                              ===========           =============

The weighted-average fair value of stock options granted to employees during the period ended September 30, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                           2004            2003
                                                           ----            ----
       Significant assumptions (weighted-average):
           Risk-free interest rate at grant date           1.43%           1.02%
           Expected stock price volatility                   25%             26%
           Expected dividend payout                           -               -
           Expected option life-years (a)                    10              10

         (a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(13,903,630) and $(0.34) for the nine months ended September 30, 2004 and $(7,794,650) and $(0.44) for the nine months ended September 30, 2003, respectively.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Price      Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    --------------      -----------           ------------        --------------    -----------   --------------
          $     1.00         2,012,084            7.62                $      1.00      1,593,333       $    1.00

Transactions involving options issued to non-employees are summarized as follows:

                                                                                    Weighted Average
                                                                Number of Shares    Price Per Share
                                                                ----------------    ---------------
       Outstanding at January 1, 2002                              246,502            $        0.70
          Granted                                                2,455,000                     1.00
          Exercised                                             (1,146,502)                    0.96
          Canceled or expired                                            -                       -
                                                                -----------           -------------
       Outstanding at December 31, 2002                          1,555,000                     1.00
                                                                ===========           =============
          Granted                                                1,900,000                     1.00
          Exercised                                               (187,500)                    0.96
          Canceled or expired                                            -                        -
                                                                -----------           -------------
       Outstanding at December 31, 2003                          3,267,500            $        1.00
                                                                ===========           =============
          Granted                                                        -                        -
          Exercised                                               (255,416)                    1.00
          Canceled or expired                                   (1,000,000)                    1.00
                                                                -----------           -------------
       Outstanding at September 30, 2004                         2,012,084            $        1.00
                                                                ===========           =============

The estimated value of the non-employee stock options vested during the period ended September 30, 2004 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 10 years, a risk free interest rate of 1.43%, a dividend yield of 0% and volatility of 25%. The amount of the expense charged to operations in connection with granting the options was $603,527 and $475,892 during the period ended September 30, 2004 and 2003, respectively.

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants (Continued)

                                Warrants Outstanding                                   Warrants Exercisable
                                --------------------                                   --------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
          $     1.00           655,900            1.16                  $    1.00        655,900       $    1.00
          $     2.54            12,500            1.64                  $    2.54         12,500       $    2.54
          $     2.97            35,000            1.64                  $    2.97         35,000       $    2.97
                      ----------------            ----                  ---------   ------------       ---------
                               703,400            1.19                  $    1.13        703,400       $    1.13
                      ----------------            ====                  =========   ------------       =========

Transactions involving warrants are summarized as follows:

                                                                                     Weighted Average
                                                                Number of Shares     Price Per Share
                                                                ----------------     ---------------
       Outstanding at January 1, 2002                             3,528,665           $        0.67
          Granted                                                 1,667,460                    0.87
          Exercised                                             (1,650,675)                    0.51
          Canceled or expired                                      (13,990)                    1.00
                                                                -----------           -------------
       Outstanding at December 31, 2002                           3,531,460           $        0.84
                                                                ===========           =============
          Granted                                                 8,591,800                    1.01
          Exercised                                              (6,963,770)                   0.92
          Canceled or expired                                             -                       -
                                                                -----------           -------------
       Outstanding at December 31, 2003                           5,159,490           $        1.01
                                                                ===========           =============
          Granted                                                         -                       -
          Exercised                                              (4,456,090)                   1.02
          Canceled or expired                                             -                       -
                                                                -----------           -------------
       Outstanding at September 30, 2004                            703,400           $        1.13
                                                                ===========           =============

The Company did not grant any compensatory warrants to non-employees during the period ended September 30, 2004. The estimated value of previously granted warrants vested during the period ended September 30, 2004 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 10 years, a risk free interest rate of 1.43%, a dividend yield of 0% and volatility of 25%. Compensation expense of $17,438 was charged to operations for the period ended September 30, 2004. The Company capitalized financing costs of $87,217 for compensatory warrants granted in connection with placement of convertible debentures during the period ended September 30, 2003. The financing cost was amortized over the life of the convertible debentures and all unamortized financing cost was expensed upon the conversion of the convertible debentures during the year ended December 31, 2003.

NOTE E - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, par value $.001 per share. As of September 30, 2004 and December 31, 2003, the Company has no preferred stock issued and outstanding. The Company has authorized 100,000,000 shares of common stock, par value $.001 per share. As of September 30, 2004 and December 31, 2003, the Company had 44,033,743 and 30,689,522 shares of common stock issued and outstanding, respectively.

During the period ended September 30, 2004, the Company issued 356,333 shares of common stock for an aggregate purchase price of $364,833 to certain employees upon exercise of employee stock options at approximately $1.02 per share. Additionally, the Company issued 255,416 shares of common stock for an aggregate purchase price of $255,416 to consultants upon exercise of non-employee stock options at approximately $1.00 per share.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE E - CAPITAL STOCK

During the period ended September 30, 2004, the Company issued an aggregate of 62,302 shares of common stock, having an aggregate fair market value of $191,815, to consultants in exchange for services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered.

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

The Company issued an aggregate of 27,000 shares of common stock to an employee in exchange for $75,674 of services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. Compensation costs of $75,674 were charged to operations.

In March 2004, the Company entered into consulting agreements (the "Agreements") with Aware Capital Consultants, Inc. and Scarborough, Ltd. ("Consultants"). Pursuant to the Agreements, the Company issued an aggregate of 1,000,000 shares of its restricted common stock to Consultants in exchange for professional services rendered and to be rendered. In accordance with EMERGING ISSUES TASK FORCE ISSUE 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES ("EITF 96-18"), the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued. Compensation cost of $2,500,000 was charged to operations during the period ended September 30, 2004.

The Company reorganized its capital structure in January 2002 whereby the Company agreed to repurchase common stock held by the founders of the Company. All founders shares were returned and canceled in March 2002, except for 705,285 shares which remained outstanding, but were subject to repurchase by the Company pending receipt of the share certificate evidencing those shares. During the period ending September 30, 2004, the remaining 705,285 shares of founder's stock were returned to and canceled by the Company.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE F - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of Gateways, iBridges and Couplers, which are the significant components of the Telkonet solution. Components of inventories as of September 30, 2004 and December 31, 2003 are as follows:

                         September 30, 2004        December 31, 2003
                         ------------------        -----------------
         Raw Materials      $       924,352          $       374,794
         Finished Goods             609,491                  233,722
                            ---------------          ---------------
                            $     1,533,843          $       608,516
                            ===============          ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company has applied for patents that cover its unique technology and has utilized the recently announced advancements in transmission speeds to build its next generation of products. The Company continues to identify, design and develop enhancements to its core technologies that will provide additional functionality, diversification of application and desirability for current and future users. The Company intends to protect this intellectual property by filing additional patent applications.

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

Revenues

The Company emerged from its development stage as of December 31, 2003 and, therefore, there were no comparable revenues in the prior year. During the third quarter, the Company changed its sales model in the Hospitality and Multi-Dwelling markets from principally product sales to a recurring (lease) sales model. Accordingly, revenues are recognized over a three to five year term. The table below outlines product versus recurring (lease) revenues for each quarter in 2004:

                          --------------------------------------------------------------------------------------------
                                                                     2004
                          --------------------------------------------------------------------------------------------
Revenue:                      1st. Quarter           2nd. Quarter            3rd.Quarter           9 months ended
                                                                                                 September 30, 2004
Recurring (lease)           $20,309         14%     $45,881        17%     $69,209         87%    $135,399        28%
Product                     119,790         86%     226,022        83%      10,126         13%     355,938        72%
                          ---------- ----------- ----------- ---------- ----------- ----------- ----------- ----------
Total                      $140,099        100%    $271,903       100%     $79,335        100%    $491,337       100%
                          ========== =========== =========== ========== =========== =========== =========== ==========

Recurring revenue:

As of September 30, 2004, revenue to be recognized under non-cancelable contracts (backlog) was approximately $642,000 with a weighted average remaining term of approximately 31 months. The remaining costs to be amortized in connection with these contracts is approximately $283,000.

Product revenue:

Product revenue during the quarter represents additional iBridges sold to existing customers.

Revenues to date have primarily been derived from the Hospitality and Multi-Dwelling business units. The Company has expanded its pilot programs in the International and Government markets and anticipates full deployment of its product upon successful product certification in each of these respective markets.

Costs and expenses
------------------

Overall expenses increased for the three and nine months ended September 30, 2004 over the comparable period in 2003 by $1,061,794, or 66%, and $5,403,878, or 127%, respectively. Excluding the fee paid pursuant to the Agreements with the Consultants of $2,500,000, which was expensed during the second quarter, the increase in overall expenses for the nine months ended September 30, 2004 was $2,903,878, or 68%. The overall increase is principally due to payroll and related costs for administrative sales and marketing increased advertising and trade show attendance and rent and related relocation costs for our corporate and sales offices.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2004, the Company's current assets exceeded current liabilities by $15,786,376. Of the total current assets of $17,096,739, cash represented $15,422,021 of this amount as of September 30, 2004.

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

During the nine months ended September 30, 2004, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission to register 15,560,495 shares of its common stock. These shares were issued primarily in conjunction with the conversion of $2,539,000 aggregate principal amount of Senior Notes into common stock at $2.10 per share in January 2004, a $12.8 million private placement closed in February 2004 and the conversion of debentures and exercise of warrants in March 2004. The registration statement was declared effective by the SEC on April 24, 2004.

Product Research and Development
--------------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenses for the three and nine months ended September 30, 2004 increased over the comparable period in 2003 by $50,289, or 14%, and $298,943, or 31%, respectively. This increase was primarily related to an increase in salaries and related costs associated with the addition of full-time employees and costs related to independent lab testing and certification of the Company's product.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses increased for the three and nine months ended September 30, 2004 over the comparable period in 2003 by $1,041,095 or 100% and $2,510,652 or 92%, respectively. The increase is related to an increase in payroll and associated costs for management, sales and marketing resources, advertising and trade show attendance and related relocation costs for corporate and new sales offices.

Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

During the nine months ended September 30, 2004, fixed assets increased $440,738, which is primarily related to leasehold improvements associated with the Company's relocation of its corporate offices to Germantown, Maryland. The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than purchases of leasehold improvements, computer equipment and peripherals to be used in the Company's day-to-day operations. During the nine months ended September 30, 2004, the Company signed a lease to accommodate the expansion of its sales organization in White Marsh, Baltimore County, Maryland. The three-year lease provides 1,820 square feet and expires May 2007.

Number of Employees
-------------------

As of September 30, 2004, the Company had 48 employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees. As the Company continues to expand, the Company will incur additional costs for personnel.

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

         o        market the PlugPlus(TM) product suite;

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


THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT AND EXPECTS TO CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         Since inception through September 30, 2004, the Company has incurred cumulative losses of $23,777,052 and has never generated enough funds through operations to support its business. The Company expects to continue to incur substantial operating losses through 2004. The Company's losses to date have resulted principally from:

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

         As of September 30, 2004, the Company's officers and directors owned 20.5% of the Company's issued and outstanding common stock. This means that the Company's officers and directors, as a group, exercise significant control over matters upon which the Company's stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.

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

THE EXERCISE OF OPTIONS AND WARRANTS OUTSTANDING AND AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

         As of September 30, 2004, the Company had outstanding employee options to purchase a total of 9,251,666 shares of common stock at exercise prices ranging from $1.00 to $3.78 per share, with a weighted average exercise price of $1.53. As of September 30, 2004, the Company had outstanding non-employee options to purchase a total of 2,012,084 shares of common stock at exercise prices of $1.00 per share. As of September 30, 2004, the Company had warrants outstanding to purchase a total of 703,400 shares of common stock at exercise prices ranging from $1.00 to $2.97 per share, with a weighted average exercise price of $1.13. In addition, as of September 30, 2004, the Company had 681,166 additional shares of common stock which may be issued in the future under the Amended and Restated Telkonet, Inc. Stock Incentive Plan. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of the Company's common stock.

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

PRODUCTS SOLD BY THE COMPANY'S COMPETITORS COULD BECOME MORE POPULAR THAN THE COMPANY'S PRODUCTS OR RENDER THE COMPANY'S PRODUCTS OBSOLETE.

         The market for powerline communications products is highly competitive. The Company believes it has the only commercial solution for "in-building" distribution of broadband utilizing the electrical wiring infrastructure. Linksys Group, Inc. and Netgear, Inc. offer similar PLC solutions for the residential market. There can be no assurance that Linksys Group, Netgear or any other company will not develop PLC products that compete with the Company's products in the future. These potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These potential competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than the Company can. As a result, the Company may not be able to compete successfully with these potential competitors and these potential competitors may develop or market technologies and products that are more widely accepted than those being developed by the Company or that would render the Company's products obsolete or noncompetitive. The Company anticipates that potential competitors will also intensify their efforts to penetrate the Company's target markets. These potential competitors may have more advanced technology, more extensive distribution channels, stronger brand names, bigger promotional budgets and larger customer bases than the Company does. These companies could devote more capital resources to develop, manufacture and market competing products than the Company could. If any of these companies are successful in competing against the Company, sales could decline, margins could be negatively impacted, and the Company could lose market share, any of which could have a material adverse effect on the Company's business and results of operations.

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

Item 3.  Controls and Procedures.

As of September 30, 2004, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(c) and 15d - 15(c) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic filings with the U.S. Securities and Exchange Commission. There were no significant changes in the Company's internal controls or in other factors that have materially affected, or are reasonable likely to materially affect, the Company's internal controls subsequent to the date of the most recent evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

NONE

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

During the three months ended September 30, 2004, the Company agreed to issue 9,000 shares of common stock to Ronald W. Pickett, the Company's Chief Executive Officer, pursuant to his employment agreement, dated January 30, 2004.

The foregoing was effected in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

During the three months ended September 30, 2004, the Company granted options to purchase 565,000 shares of common stock to certain employees of the Company. These options are exercisable at an average exercise price of $3.23 per share. The options were issued pursuant to the Amended and Restated Telkonet, Inc. Stock Incentive Plan. The shares of common stock underlying the options have been registered with the Securities and Exchange Commission on a Form S-8 Registration Statement.

                                  SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                                  ----------------------------------------------------

------------------------- ----------------------- ----------------------- ----------------------- -----------------------
                                                                                                    (d) MAXIMUM NUMBER
                                                                           (c) TOTAL NUMBER OF       (OR APPROXIMATE
                                                                           SHARES PURCHASED AS       DOLLAR VALUE) OF
                                                                             PART OF PUBLICLY      SHARES THAT MAY YET
                           (a) TOTAL NUMBER OF      (b) AVERAGE PRICE     ANNOUNCED PLANS OR        BE PURCHASED UNDER
         PERIOD               SHARES PURCHASED         PAID PER SHARE          PROGRAMS           THE PLANS OR PROGRAMS
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
July 1-30, 2004                     0                      n/a                      0                       0
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
August 1-31, 2004                   0                      n/a                      0                       0
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
September 1-30, 2004          1,000,000 (1)               $0.01                     0                       0
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Total                         1,000,000                   $0.01                     0                       0
------------------------- ----------------------- ----------------------- ----------------------- -----------------------

--------------
(1) This transaction represents the repurchase by the Company of fully vested options to purchase 1,000,000 shares of the Company's common stock which were exercisable at a price equal to fair market value on the date of exercise, but not less than $1.00, per share.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

No.      Description
---      -----------
3.1 Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000, and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2 Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333 108307), filed on August 28, 2003)
4.1 Form of Series A Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.2 Form of Series A Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)
4.3 Form of Series B Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.4 Form of Series B Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)
4.5 Form of Senior Note (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.6 Form of Non-Detachable Senior Note Warrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
10.1 Amended and Restated Telkonet, Inc. Incentive Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-412), filed on April 17, 2002)
10.2 Employment Agreement by and between Telkonet, Inc. and Stephen L. Sadle, dated as of January 18, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003
10.3 Employment Agreement by and between Telkonet, Inc. and Robert P. Crabb, dated as of January 18, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
10.4 Employment Agreement by and between Telkonet, Inc. and Ronald W. Pickett, dated as of January 30, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
10.5 Employment Agreement by and between Telkonet, Inc. and E. Barry Smith, dated as of February 17, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
24 Power of Attorney (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
31.1 Certification of Ronald W. Pickett pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of E. Barry Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of E. Barry Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K filed during the three months ended September 30, 2004.

         None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Telkonet, Inc.
                                           Registrant


Date: November 15, 2004                     By:  /s/ Ronald W. Pickett
---------------------------                    -----------------------
                                               Ronald W. Pickett
                                               Chief Executive Officer