Form 10KSB
period 2004-12-31
TELKONET INC
filed 2005-03-30
CIK 1094084

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

                          20374 Seneca Meadows Parkway
                              Germantown, MD 20876
                    (Address of principal executive offices)

                                 (240) 912-1800
                           (Issuer's telephone number)

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

         [X]

State issuer's revenues for its most recent fiscal year:   $698,652

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8 2005: $164,590,450

Number of outstanding shares of the registrant's par value $0.001 common stock as of March 8, 2005: 44,496,755

                                 TELKONET, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----
                                     Part I


Item 1.       Description of Business........................................  3

Item 2.       Description of Property........................................  6

Item 3.       Legal Proceedings..............................................  6

Item 4.       Submission of Matters to a Vote of Security Holders............  6


                                     Part II

Item 5.       Market for Registrant's Common Equity, Related Stockholder
              Matters and Small Business Issuer Purchases of Securities......  7

Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................  7

Item 7.       Financial Statements........................................... 14

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................ 14

Item 8A.      Controls and Procedures........................................ 14

Item 8B.      Other Information.............................................. 14


                                    Part III

Item 9.       Directors and Executive Officers of the Registrant............. 14

Item 10.      Executive Compensation......................................... 17

Item 11.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters................................ 20

Item 12.      Certain Relationships and Related Transactions................. 22


                                     Part IV

Item 13.      Exhibits and Reports on Form 8-K............................... 22

Item 14.      Principal Accounting Fees and Services......................... 23

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         GENERAL
         -------

         Telkonet, Inc. ("Telkonet" or the "Company") was formed in 1999 to develop products for use in the powerline communications (PLC) industry. PLC products use existing electrical wiring in commercial buildings and residences to carry high speed data communications signals, including the Internet. Since the Company's formation, it has focused on development and marketing of its PLC technology.

         The Company's PLC technology, the "PlugPlus(TM)" product suite, consists of four primary components, the Gateway, the eXtender, the Coupler and the iBridge. The Gateway, the hub of the PlugPlus(TM)product suite, is a modular, self-contained unit that accepts data from an existing network on one port and distributes it via a second port. The Gateway integrates a communications processor that runs a series of proprietary applications under Linux. The signal generated by the Gateway can be directly coupled into low voltage wiring via the Coupler, which interfaces directly between the Gateway and the building's electrical panel. Multi-panel buildings typically require multiple Couplers, which are connected to the Gateway via inexpensive coaxial cable and concentrated using standard radio frequency splitters. A suite of software applications running on the Gateway can perform communications functions or system management functions. The iBridge serves as the user's network access device and connects to a user's personal computer through a standard Ethernet cable. The iBridge's AC line cord serves as its power source as well as its network interface. The eXtender is used to extend the reach of the Gateway in larger buildings or campus environments.

         The PlugPlus(TM)product suite delivers data to the user at speeds in excess of 7 Mega bits per second (Mbps), with burst speeds of 12.6 Mbps. The PlugPlus(TM)product suite is installed by connecting an incoming broadband signal (DSL, T-1/T-3, satellite or cable modem) into the Gateway and connecting the Gateway to a building's electrical panel using one or more Couplers. Once installed, the Gateway distributes the high-speed Internet signal throughout the entire existing network of electrical wires within the building. The user may access a high-speed Internet signal by plugging the iBridge into any electrical outlet and connecting a personal computer to the iBridge using the computer's built-in Ethernet port. Multiple personal computers connected to the iBridge can communicate with one another and can share a single broadband resource via the Gateway.

         The Company is a member of the HomePlug(TM) Powerline Alliance, an industry trade group that engages in marketing and educational initiatives, and sets standards and specifications for products, in the powerline communications industry.

         The Company's principal executive offices are located at 20374 Seneca Meadows Parkway, Germantown, MD 20876

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

         In May 2002, the Company concluded an offering of Series A convertible debentures pursuant to which the Company raised approximately $1.7 million dollars for working capital purposes. In the fourth quarter of 2002, the Company announced the successful installation of its PlugPlus(TM) product suite at an historic inn in Augusta, Georgia and installation of a product field trial in Wilmington, North Carolina.

         In the first quarter of 2003, the Company concluded an offering of Series B convertible debentures pursuant to which the Company raised approximately $2.5 million dollars for working capital purposes. The Company also executed a strategic alliance agreement with Choice Hotels International (NYSE: CHH), one of the largest hotel franchise companies in the world, pursuant to which Telkonet agreed to become a Choice Hotels-endorsed vendor. In the second quarter of 2003, the Company concluded an offering of Senior Notes pursuant to which the Company raised approximately $5,000,000, exclusive of placement costs and fees. The proceeds of the Note offering were designated for working capital purposes.

         In January 2004, the Board of Directors determined to permit the Senior Noteholders, for a limited period of time, to convert their Senior Notes into the Company's common stock at a conversion price of $2.10 per share. In connection with this transaction, Senior Noteholders converted Senior Notes having an aggregate principal value of $2,539,000. As of December 31, 2004, the aggregate outstanding balance on the Senior Notes, including principal and accrued but unpaid interest, was $450,000.

         In February 2004, the Company completed a private offering of its common stock resulting in net proceeds of $12.8 million. The Company sold 6,387,600 shares of its common stock in the private offering. The proceeds of the private placement were designated for working capital purposes.

         COMPETITION
         -----------

         Several established networking vendors, including the Linksys Division of Cisco Systems (Linksys) and Netgear, have planned and/or announced powerline communications products that are compliant with the HomePlug(TM) Alliance. Both Linksys and Netgear are focused on products for the residential marketplace. While these companies may choose to move into the commercial market at a future date, Linksys and Netgear do not presently represent a direct competitive threat to Telkonet since they only market and sell their products in the residential sector.

         Notwithstanding the present absence of direct competitors, there can be no assurance that Linksys Group, Netgear or any other company will not develop PLC products that compete with Telkonet's products in the future. Linksys and Netgear have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources than Telkonet. These potential competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than Telkonet can. As a result, Telkonet may not be able to compete successfully with these potential competitors and these potential competitors may develop or market technologies and products that are more widely accepted than those being developed by Telkonet or that would render Telkonet's products obsolete or noncompetitive.

         Management has focused its sales and marketing efforts primarily on the commercial sector, which includes office buildings, hotels, schools, shopping malls, commercial buildings, and multi-dwelling units, government facilities, and any other commercial facilities that have a need for Internet access and network connectivity. The Company has also focused on establishing relationships with network administrator and systems administrator partners. Telkonet continues to examine, select and approach entities with existing distribution channels that will be enhanced by the Company's offerings. The Company also intends to focus future sales and marketing efforts in Europe, South America, Asia and the Pacific Rim.

         RAW MATERIALS
         -------------

         The Company has not experienced any significant or unusual problems in the purchase of raw materials or commodities. While the Company is dependent, in certain situations, on a limited number of vendors to provide certain raw materials and components, it has not experienced significant problems or issues purchasing any essential materials, parts or components. The Company obtains the majority of its raw materials from the following suppliers: Arrow Electronics, Inc., Avnet Electronics Marketing, Digi-Key Corporation, Intellon Corporation and Superior Manufacturing Services.

         CUSTOMERS
         ---------

         The Company is neither limited to, nor reliant upon, a single or narrowly segmented consumer base from which it derives its revenues. Presently, the Company is not dependent on any particular customer under contract. However, the revenues from three major customers approximated 31% of sales for the year ended December 31, 2004. The Company's primary focus is in the Hospitality, Multi-Dwelling Units, Government and International markets.

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

         GOVERNMENT REGULATION
         ---------------------

         We are subject to regulation in the United States by the FCC. FCC rules permit the operation of unlicensed digital devices that radiate radio frequency
(RF) emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements. Differing technical requirements apply to "Class A" devices intended for use in commercial settings and more stringent standards apply to "Class B" devices intended for residential use. An independent, FCC-certified testing lab has verified that our PLC product line complies with the FCC technical requirements for Class A and Class B digital devices. No further testing of these devices is required and the devices may be manufactured and marketed for commercial and residential use.

         In Europe and other overseas markets, the Company's products are subject to safety and RF emissions regulations adopted by the European Union
(EU) for Information Technology Equipment. In March 2005, the Company received final Conformite Europeene (CE) certification, which is required for the Company to freely market and sell its products within the EU. As a result of the certification, the Company's products that will be sold and installed in EU countries will bear the CE marking, a symbol that demonstrates that the product has met the EU's regulatory standards and is approved for sale in the EU.

         Future products designed by the Company will require testing for compliance with FCC and CE regulations. Moreover, if in the future, the FCC or EU changes its technical requirements, further testing and/or modifications may be necessary.

         RESEARCH AND DEVELOPMENT
         ------------------------

         During the years ended December 31, 2004 and 2003, the Company spent $1,852,308 and $1,370,785 on research and development activities, respectively. In 2004, research and development activities included (a) development of a further cost-reduced ("G3") iBridge/eXtender, (b) router software development, and (c) advanced encryption support. In 2003, research and development activities included (a) improved network reach with the introduction of the Company's secondary gateway, (b) the introduction of an encrypted key-change-over-powerline feature to ease security management, (c) improved ability to remotely monitor network status and the addition of a VLAN support function for enhanced integration with subscriber management and billing systems, and (d) development of the low-cost iBridge/eXtender products.

         LONG TERM INVESTMENT
         --------------------

         On November 30, 2004, the Company entered into a Stock Purchase Agreement ("Agreement") with Amperion, Inc. ("Amperion"), a privately held company. Amperion is engaged in the business of developing networking hardware and software that enables the delivery of high-speed broadband data over medium-voltage power lines. Pursuant to the Agreement, the Company invested $500,000 in Amperion in exchange for 11,013,215 shares of Series A Preferred Stock for an equity interest of approximately 4.7%. The Series A Preferred Stock has a preferential right to receive dividends and with respect to liquidation. The Series A Preferred Stock also votes as a single class with the shares of common stock and Class C common stock, except with respect to certain extraordinary matters, including an amendment to Amperion's certificate of incorporation, an increase in the number of authorized shares of Preferred Stock, the issuance of any class of stock having parity with or rights superior to those of the Series A Preferred Stock and certain material transactions, in which case, the Series A Preferred Stock must approve such extraordinary action voting as a separate class. The Company has the right to designate one member of Amperion's seven-person board of directors. The board of directors has designated Warren "Pete" Musser, the Chairman of the board of directors of Telkonet, to fill this position. Each share of Series A Preferred Stock is entitled to one vote per share. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over Amperion's operating or financial policies.

         ENVIRONMENTAL MATTERS
         ---------------------

         We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

         EMPLOYEES
         ---------

         As of March 8, 2005, the Company had 57 full time employees. The Company anticipates that it will hire additional key staff throughout 2005 in the areas of business development, sales and marketing, and engineering.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company presently leases 11,600 square feet of commercial office space in Germantown, Maryland for its corporate headquarters. The Germantown lease expires in November 2010. The Company also leases 1,800 square feet of office space in White Marsh, Maryland where it operates a portion of its sales and marketing activities. The White Marsh lease expires in May 2007. The Company also leases a corporate apartment in Germantown, Maryland for an executive officer. This lease expires in May 2005.

         In March 2005, the Company entered into a lease agreement for 6,742 square feet of commercial office space in Crystal City, Virginia. Pursuant to this lease, the Company has agreed to assume an allocated portion of the build-out cost for this facility. The Company intends to relocate majority of its sales organization to the Crystal City facility on or about March 24, 2005 when the build-out is complete. The Company anticipates that it will spend approximately $200,000 in connection with this relocation, which expenses include security deposit, office furniture and telephone equipment. The Crystal City lease expires in March 2008

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On October 22, 2004, the Company held its annual meeting of stockholders at which the Company's stockholders were asked to elect seven (7) directors to serve on the Company's Board of Directors, ratify certain stock options granted under the Telkonet, Inc. Amended and Restated Stock Incentive Plan, ratify the Company's Audit Committee Charter and ratify the appointment of the Company's independent accountants for 2004. The following directors were elected at the annual meeting based on the number of votes indicated below. Each director was elected to serve until the next annual meeting of stockholders or until his successor is elected and qualified.

      DIRECTOR NAME                 FOR                  AGAINST                ABSTAIN           BROKER NON-VOTES
      -------------                 ---                  -------                -------           ----------------
Warren V. Musser                31,387,735                  0                   260,762                  0

Ronald W. Pickett               31,291,235                  0                   357,262                  0

David W. Grimes                 31,388,935                  0                   259,562                  0

Stephen L. Sadle                31,292,835                  0                   355,662                  0

Thomas C. Lynch                 31,568,967                  0                   79,530                   0

James L. Peeler                 31,564,467                  0                   84,030                   0

Thomas M. Hall                  31,568,467                  0                   80,030                   0


         The other matters presented at the meeting were approved by the Company's stockholders as follows:


      MATTER VOTED UPON                FOR                  AGAINST              ABSTAIN          BROKER NON-VOTES
      -----------------                ---                  -------              -------          ----------------
Ratification of Stock Options       14,572,463              639,826              277,300             16,158,908

Ratification of Audit
Committee Charter                   31,489,996              84,486                74,015                  0

Ratification of Independent
Accountants                         31,394,774              70,000               183,723                  0


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         On January 24, 2004, the Company's common stock was listed for trading on the American Stock Exchange (AMEX) under the ticker symbol "TKO." Prior to January 24, 2004, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "TLKO.OB." As of March 8, 2005, the Company had 370 stockholders of record and 44,496,755 shares of its common stock issued and outstanding.

         The following table documents the high and low sales prices for the Company's common stock on the AMEX for the period beginning January 24, 2004 through December 31, 2004. The information provided for the period prior to January 24, 2004 was obtained from the Yahoo! Finance web site.

                                                          HIGH             LOW
                                                          ----             ---
YEAR ENDED DECEMBER 31, 2004
         First  Quarter..............................     $5.48           $2.54
         Second Quarter..............................     $5.32           $3.00
         Third Quarter...............................     $3.50           $2.20
         Fourth Quarter..............................     $5.98           $2.61
YEAR ENDED DECEMBER 31, 2003
         First  Quarter..............................     $1.90           $0.41
         Second Quarter..............................     $4.65           $1.41
         Third Quarter...............................     $3.69           $1.55
         Fourth Quarter..............................     $2.77           $1.70

         The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

         During the three months ended December 31, 2004, the Company agreed to issue 9,000 shares of common stock to Ronald W. Pickett, the Company's President and Chief Executive Officer, pursuant to his employment agreement dated January 20, 2004. This issuance of shares was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OPERATION.

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

         PLAN OF OPERATION
         -----------------

         The Company emerged from its development stage as of December 31, 2003 and began generating revenues from operations late in the fourth quarter of 2003. The Company may experience fluctuations in operating results in future periods due to a variety of factors, including, but not limited to, market acceptance of the Internet and powerline communication technologies as a medium for customers requiring high-speed Internet access, the Company's ability to acquire and deliver high quality products at a price lower than those currently available to consumers, the Company's ability to obtain additional financing in a timely manner and on terms favorable to the Company, the Company's ability to successfully attract customers at a steady rate and maintain customer satisfaction, Company promotions, branding and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of the Company's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by the Company, the number returns experienced by the Company, and general economic conditions specific to the Internet, powerline communications and the communications industries generally.

         REVENUES
         --------

         The Company emerged from its development stage as of December 31, 2003. Therefore, there were no comparable revenues in the prior year. During the year, the Company changed its sales model in the Hospitality and Multi-Dwelling markets from principally product sales to a recurring (lease) sales model. Accordingly, revenues are recognized over a three to five year term. The table below outlines product versus recurring (lease) revenues for each quarter in 2004:

                      ------------------------------------------------------------------------------------ --------------------
                                                             2004
                      ------------------------------------------------------------------------------------ --------------------
Revenue:                 1st. Quarter         2nd. Quarter          3rd.Quarter          4th. Quarter         Year-to-Date
Recurring (lease)        20,309       14%     45,880       17%     69,209        87%    85,699        41%   221,097        32%
Product                 119,790       86%    226,022       83%     10,126        13%   121,617        59%   477,555        68%
                      ---------- --------- ---------- --------- ---------- ---------- --------- ---------- --------- ----------
Total                   140,099      100%    271,902      100%     79,335       100%   207,316       100%   698,652       100%
                      ========== ========= ========== ========= ========== ========== ========= ========== ========= ==========

         RECURRING REVENUE

         As of December 31, 2004, revenues to be recognized under non-cancelable contracts (backlog) was approximately $933,000 with a weighted average remaining term of approximately 31 months. The remaining costs to be amortized in connection with these contracts is approximately $451,000.

         PRODUCT REVENUE

         Product revenue principally arises from the sale of iBridges and other PlugPlus(TM) components directly to customers. Revenues to date have primarily been derived from the Hospitality and Multi-Dwelling business units. The Company has expanded its marketing efforts in the International and Government markets and anticipates full deployment of its product upon successful product certification in each of these respective markets. In March 2005, the Company received European certification of its products and anticipates the initiation of revenue opportunities in the second quarter of 2005.

         COST OF SALES
         -------------

         The Company emerged from its development stage as of December 31, 2003. Therefore, there were no comparable costs of sales in the prior year. During the year, the Company changed its sales model in the Hospitality and Multi-Dwelling markets from principally product sales to a recurring (lease) sales model. Total cost of sales amounted to $542,859 and gross margin approximately 22% of total revenue for the year ended December 31, 2004.

         OPERATING EXPENSES
         ------------------

         Overall expenses increased for the year ended December 31, 2004 over the prior year by $6,714,732 or 102%. Excluding the fee paid pursuant to certain agreements with consultants of $2,500,000 expensed during the second quarter, the increase for the year was $4,214,732 or 64%. This increase is principally due to payroll and related costs for administrative sales and marketing, non-employee compensation for services, advertising and trade show attendance, and rent and related relocation costs for our corporate and sales offices.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         As of December 31, 2004, the Company's current assets exceeded current liabilities by $12,671,520. Of the total current assets of $13,900,419, cash represented $11,838,702 of this amount as of December 31, 2004.

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

         In January 2004, the Board of Directors determined to permit the Senior Noteholders, for a limited period of time, to convert their Senior Notes into the Company's common stock at a conversion price of $2.10 per share. In connection with this transaction, Senior Noteholders converted Senior Notes having an aggregate principal value of $2,539,000

         In February 2004, Telkonet completed a private placement of its common stock resulting in net proceeds to the Company of approximately $12.8 million. The Company sold 6,387,600 shares of its common stock at a discount of 18% to the average market price of the Company's common stock for the preceding 30 days.

         In March 2004, the Company received $3.9 million upon the exercise of 4,235,007 warrants to purchase the Company's common stock. Additionally, $0.2 million of debentures were converted into 324,000 shares of the Company's common stock.

         PRODUCT RESEARCH AND DEVELOPMENT
         --------------------------------

         Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenses for the year ended December 31, 2004 increased over the comparable prior year by $481,523, or 35%. This increase was primarily related to an increase in salaries and related costs associated with the addition of 2 full-time employees and costs related to independent lab testing and certification of the Company's product.

         SELLING, GENERAL AND ADMINISTRATIVE
         -----------------------------------

         Selling, general and administrative expenses increased for the year ended December 31, 2004 over the comparable prior year by $3,574,197 or 87%. The increase is related to an increase in payroll and associated costs for management, sales and marketing resources, advertising and trade show attendance and related relocation costs for corporate and new sales offices.

         ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT
         -------------------------------------------------

         During the year ended December 31, 2004, fixed assets increased $513,441, which is primarily related to leasehold improvements associated with the Company's relocation of its corporate offices to Germantown, Maryland. The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than purchases of leasehold improvements, computer equipment and peripherals to be used in the Company's day-to-day operations.

         In March 2005, the Company entered into a lease agreement for 6,742 square feet of commercial office space in Crystal City, Virginia. Pursuant to this lease, the Company has agreed to assume a portion of the build-out cost for this facility. The Company anticipates that it will spend approximately $200,000 in connection with this relocation, which expenses include security deposit, office furniture and telephone equipment.

         NUMBER OF EMPLOYEES
         -------------------

         As of March 8, 2005, the Company had fifty-seven (57) full time employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees. The Company anticipates that it will increase its employment base to meet the needs outlined in its business plan.

         As the Company continues to expand, the Company will incur additional costs for personnel. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing in excess of its existing capital resources. Although the Company believes it has sufficient capital as of March 8, 2005 to support the anticipated growth in operations, there can be no assurance that the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

         NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------

         In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

         In December 2004, FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" (SFAS
152). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations, and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

         On December 16, 2004, FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

         On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


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

         Telkonet emerged from its development stage as of December 31, 2003. As a result, it has a limited operating history upon which to base an evaluation of its current business and future prospects. The Company has not generated substantial revenues since its inception. Because of the Company's limited operating history, management has limited insight into trends that may emerge and could materially adversely affect the Company's business. Prospective investors should consider the risks and difficulties the Company may encounter in its new and rapidly evolving market, especially given the Company's lack of operating history. These risks include the Company's ability to:

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

         THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT AND EXPECTS TO CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         Since inception through December 31, 2004, the Company has incurred cumulative losses of $27,209,272 and has never generated enough funds through operations to support its business. The Company expects to continue to incur substantial operating losses through 2005. The Company's losses to date have resulted principally from:

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

         As of March 8, 2005, the Company's officers and directors owned 22.6% of the Company's issued and outstanding common stock. This means that the Company's officers and directors, as a group, exercise significant control over matters upon which the Company's stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.

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

         THE EXERCISE OF OPTIONS AND WARRANTS OUTSTANDING AND AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

         As of December 31, 2004, the Company had outstanding employee options to purchase a total of 9,614,767 shares of common stock at exercise prices ranging from $1.00 to $4.42 per share, with a weighted average exercise price of $1.61. As of December 31, 2004, the Company had outstanding non-employee options to purchase a total of 1,999,169 shares of common stock at exercise prices of $1.07 per share. As of December 31, 2004, the Company had warrants outstanding to purchase a total of 575,900 shares of common stock at exercise prices ranging from $1.00 to $2.97 per share, with a weighted average exercise price of $1.12. In addition, as of December 31, 2004, the Company had 33,973 additional shares of common stock which may be issued in the future under the Telkonet, Inc. Stock Incentive Plan. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of the Company's common stock.

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

         PRODUCTS SOLD BY THE COMPANY'S COMPETITORS COULD BECOME MORE POPULAR THAN THE COMPANY'S PRODUCTS OR RENDER THE COMPANY'S PRODUCTS OBSOLETE.

         The market for powerline communications products is highly competitive. The Company believes it has the only commercial integrated three phase solution for "in-building" distribution of broadband utilizing the electrical wiring infrastructure. The Linksys Division of Cisco Systems, Inc. (Linksys) and Netgear, Inc. offer similar PLC solutions for the residential market. Although Linksys and Netgear do not presently compete with the Company in the commercial market, there can be no assurance that Linksys, Netgear or any other company will not develop PLC products that compete with the Company's products in the future. These potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These potential competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than the Company can. As a result, the Company may not be able to compete successfully with these potential competitors and these potential competitors may develop or market technologies and products that are more widely accepted than those being developed by the Company or that would render the Company's products obsolete or noncompetitive. The Company anticipates that potential competitors will also intensify their efforts to penetrate the Company's target markets. These potential competitors may have more advanced technology, more extensive distribution channels, stronger brand names, bigger promotional budgets and larger customer bases than the Company does. These companies could devote more capital resources to develop, manufacture and market competing products than the Company could. If any of these companies are successful in competing against the Company, its sales could decline, its margins could be negatively impacted, and the Company could lose market share, any of which could seriously harm the Company's business and results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS.

         See the Financial Statements and Notes thereto commencing on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

         As of December 31, 2004, the Company performed an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic filings with the U.S. Securities and Exchange Commission. There were no significant changes in the Company's internal controls or in other factors that could materially affected or are reasonable likely to materially affect, the Company's internal controls subsequent to the date of the most recent evaluation.

ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table furnishes the information concerning the Company's directors and officers during the fiscal year ended December 31, 2004. The directors of the Company are elected every year and serve until their successors are duly elected and qualified.


     Name                             Age             Title
     ----                             ---             -----
     Ronald W. Pickett                57              President, Director & Chief Executive Officer

     David Powell                     53              Managing Director, International

     Robert P. Crabb                  57              Corporate Secretary

     E. Barry Smith                   54              Chief Financial Officer

     Stephen Sadle                    59              Senior Vice President & Director

     James Landry                     49              Chief Technology Officer



     Name                             Age             Title
     ----                             ---             -----

     Warren V. Musser                 78              Chairman of the Board

     David Grimes                     67              Director

     Thomas C. Lynch                  62              Director

     Dr. Thomas M. Hall               53              Director

     James L. "Lou" Peeler            71              Director


RONALD W. PICKETT--PRESIDENT, CHIEF EXECUTIVE OFFICER & DIRECTOR

         Mr. Pickett has served as the Company's Chief Executive Officer since January 2003. In addition, he has fostered the development of Telkonet since 1999 as the Company's principle investor and Co-Founder. He was the Founder, and for twenty years served as the Chairman of the Board and President of Medical Advisory Systems, Inc., until its merger with Digital Angel Corporation (AMEX:
DOC) in March 2002. A graduate of Gordon College, Mr. Pickett has engaged in various entrepreneurial activities for 35 years. Mr. Pickett has been a director of the Company since January 2003.

DAVID POWELL--MANAGING DIRECTOR,  INTERNATIONAL

         Mr. Powell is the Managing Director, International and is responsible for growing Telkonet's business by developing, marketing and selling the Company's high-speed Internet access systems outside the United States. From 1999 until he joined Telkonet in 2003, Mr. Powell served as the Senior Vice President of the Network Enhancing Technologies Solutions division of Tellabs where he developed leading-edge voice-enhancement and echo cancellation solutions for telecommunications networks worldwide. From 1990 to 1998, Mr. Powell served in various management positions at Coherent Communications Systems Corporation before it was acquired by Tellabs in 1998, including President and Chief Operating Officer, and Vice President and Managing Director of Coherent's European subsidiary, Coherent Communications Systems Limited.

E. BARRY SMITH--CHIEF FINANCIAL OFFICER

         Mr. Smith has served as the Company's Chief Financial Officer since February 2003. Mr. Smith is a CPA and senior financial executive with diverse experience in both public and private companies, which includes big-four public accounting experience with the firm of Deloitte & Touche. Mr. Smith also served as Senior Financial Partner and in other executive management positions with Safeguard Scientifics, Inc. and certain of its affiliates, including ThinAirApps, Inc. (wireless application provider-sold to Palm, Inc.), Interactive Marketing Venture (database marketing) and Tangram Enterprise Solutions (software/hardware for PC/LAN mainframe connectivity and enterprise software management). Prior to his employment with Telkonet, Mr. Smith also served as Vice President of Finance & Administration for US Golf Management, a golf course and restaurant management company, Vice President of Finance for International Communications Research, a market research and database services company, and Treasurer for The Chilton Company, a publishing company.

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

JAMES F. LANDRY--CHIEF TECHNOLOGY OFFICER

         Mr. Landry has served as the Company's Chief Technology Officer since December 2004 and Vice President of Technology since September 2001. Mr. Landry has over 20 years experience in developing communications hardware for the enterprise/carrier market with 3Com, US Robotics, Penril Datacomm and Data General. While at 3Com/US Robotics, he was responsible for the development of the entire xDSL product line as well as a number of modems and interface cards. At Penril, he served as the product development leader for the Series 1544 multiplexer/channel bank and at Data General he was technical leader of system integration for ISDN WAN. Mr. Landry brings a wealth of practical design leadership and a solid history of delivering products to the marketplace. He holds four US patents.

ROBERT P. CRABB--CORPORATE SECRETARY

         Mr. Crabb has over 35 years of sales, marketing and corporate management experience, including 15 years in the insurance industry in property and casualty brokerage and sales and sales management with the Metropolitan Life Insurance Company. His entrepreneurial expertise also includes public company administration, financial consulting, corporate management and commercial/residential real estate development. Mr. Crabb is a former director of Telkonet and has been involved with the Company since 1999.

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

THOMAS C. LYNCH--DIRECTOR

         Mr. Lynch is Senior Vice President, Director of The Staubach Company's Federal Sector in the Washington, D.C. area. Mr. Lynch joined The Staubach Company in November 2002 after 6 years as Senior Vice President at Safeguard Scientifics, Inc. (NYSE: SFE). While at Safeguard, he served nearly two years as President and Chief Operating Officer at CompuCom Systems, a Safeguard subsidiary. After a 31-year career of naval service, Mr. Lynch retired in the rank of Rear Admiral. Mr. Lynch's Naval service included Chief, Navy Legislative Affairs, command of the Eisenhower Battle Group during Operation Desert Shield, Superintendent of the United States Naval Academy from 1991 to 1994 and Director of the Navy Staff in the Pentagon from 1994 to 1995. Mr. Lynch presently serves as a Director of Pennsylvania Eastern Technology Council, Armed Forces Benefit Association, Catholic Leadership Institute, National Center for the American Revolution at Valley Forge and Mikros Systems. Mr. Lynch has been a director of the Company since October 2003.

DR. THOMAS M. HALL--DIRECTOR

         Dr. Hall is the Executive Director of Digital Angel Corporation and the Managing Partner of Marrell Enterprises LLC, a company that specializes in international business development. Dr. Hall is a consultant to Coris International SA, a Paris-based insurance services company with subsidiaries in 36 countries. For 12 years, Dr. Hall was the chief executive officer of Medical Advisory Systems, Inc., a company providing international medical services and pharmaceutical distribution. Dr. Hall holds a bachelor of science and a medical degree from the George Washington University and a master of international management degree from the University of Maryland. Dr. Hall has been a director of the Company since April 2004.

JAMES L. "LOU" PEELER--DIRECTOR

         Mr. Peeler was a founder and member of the board of Digital Communications Corporation (DCC), which evolved into Hughes Network Systems
(HNS), a provider of global broadband, satellite, and wireless communications products for home and business, such as DirecTV and DIRECWAY. Mr. Peeler retired as executive vice president of operations in 1999 after 27 years of service and is presently a member of the Advisory Council to Hughes Network Systems. Mr. Peeler also served on the Board of Directors of Hughes Software Systems (HSS). Prior to the founding of DCC, he was vice president of Engineering for Washington Technological Associates (WTA), where he was instrumental in the development of rocket and satellite communications and instrumentation equipment. Mr. Peeler received a bachelor of science degree in electrical engineering from Auburn University. Mr. Peeler has been a director of the Company since April 2004.

         The Company maintains an Audit Committee of the Board of Directors. For the year ended December 31, 2004, Messrs. Hall, Lynch and Peeler served on the Audit Committee. The Company's Board of Directors has determined that each of Messrs. Hall and Lynch is a "financial expert" as defined by Item 401 of Regulation S-B promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company's Board of Directors also has determined that each of Messrs. Hall, Lynch and Peeler are "independent" as such term is defined in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Securities Exchange Act of 1934. The Board of Directors has adopted an audit committee charter, which was ratified by the Company's stockholders.

         The Company has also adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and those persons performing similar functions, including those employees of the Company with senior financial roles. A copy of the Company's Code of Ethics was filed as
Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. In addition, the Company will provide a copy of its Code of Ethics free of charge upon request to any person submitting a written request to the Company's Chief Executive Officer.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth all compensation actually paid or accrued by the Company for services rendered to the Company for the years ended December 31, 2004, 2003 and 2002 to the Company's Chief Executive Officer, the Company's four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of the Company as of December 31, 2004, and those persons for whom disclosure would have been required but for the fact that they were not serving as an executive officer of the Company as of December 31, 2004.

                                                     SUMMARY COMPENSATION TABLE

 ------------------------ -------------------------------------------------- -------------------------------------------- ----------
                                         ANNUAL COMPENSATION                           LONG TERM COMPENSATION
 ------------------------ -------------------------------------------------- ------------------------------ ------------- ----------
                                                                                        AWARDS                PAYOUTS
 ------------------------ ------- -------------- -------- ------------------ ---------------- ------------- ------------- ----------
           (a)             (b)         (c)         (d)           (e)               (f)            (g)           (h)          (i)
 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------
                                                                                             SECURITIES
                                                                              RESTRICTED   UNDERLYING/OPTION               ALL OTHER
 NAME AND PRINCIPAL                               BONUS      OTHER ANNUAL        STOCK           SARS                       COMPEN-
     POSITION             YEAR    SALARY ($)       ($)       COMPENSATION         ($)            (#)        LTIP PAYOUTS    SATION
 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------
 Ronald W. Pickett
 President & Chief
 Executive Officer        2003           91,538        -                  -    64,460 (1)                -             -           -
 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------

                          2004          100,089        -                  -   107,779 (1)                -             -           -
 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------
 Robert Crabb
 Corporate Secretary      2002            8,500        -                  -             -                -             -           -
 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------

                          2003          120,000        -                  -             -          500,000             -           -
 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------

                          2004          172,167    6,538                  -             -                -             -           -
 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------
 Howard Lubert
 Former Chief Executive
 Officer                  2003          162,083(2)     -                  -             -                -             -           -
 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------

                          2004          130,000(2)
 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------



 ------------------------ -------------------------------------------------- -------------------------------------------- ----------
                                         ANNUAL COMPENSATION                           LONG TERM COMPENSATION
 ------------------------ -------------------------------------------------- ------------------------------ ------------- ----------
                                                                                        AWARDS                PAYOUTS
 ------------------------ ------- -------------- -------- ------------------ ---------------- ------------- ------------- ----------
           (a)             (b)         (c)         (d)           (e)               (f)            (g)           (h)          (i)
 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------
                                                                                             SECURITIES
                                                                              RESTRICTED   UNDERLYING/OPTION               ALL OTHER
 NAME AND PRINCIPAL                               BONUS      OTHER ANNUAL        STOCK           SARS                       COMPEN-
     POSITION             YEAR    SALARY ($)       ($)       COMPENSATION         ($)            (#)        LTIP PAYOUTS    SATION
 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------

 Stephen L. Sadle
 Sr. Vice President       2002          130,000        -                  -             -                -             -           -
 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------

                          2003          130,000        -                  -                        900,000             -           -
 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------
                          2004          171,983    6,538                  -                              -             -           -

 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------
 Jim Landry
 Chief Technology
 Officer                  2002          116,000        -                  -                        225,000             -           -
 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------

                          2003          160,000   10,000                  -                        100,000             -           -
 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------

                          2004          172,514   15,000                  -                        250,000             -           -
 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------

 E. Barry Smith
 Chief Financial Officer  2003          115,539        -                  -                        500,000             -           -
 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------

                          2004          171,983   15,000                  -                              -             -           -
 ------------------------ ------- -------------- -------- ------------------ ------------- ---------------- ------------- ----------

(1) In each year ending December 31, 2004 and 2003, Mr. Pickett earned 36,000 shares issued under the Company's Employee Stock Incentive Plan as additional compensation pursuant to his employment agreement. The fair market value of these shares upon issuance was $64,460 and $107,779, respectively.

(2) Mr. Lubert's compensation includes $177,083 of the Company's common stock acquired by Mr. Lubert upon the exercise of options exercised in conjunction his resignation in June 2003. The Company paid Mr. Lubert's salary through December 14, 2004 at an annual rate of $130,000. Mr. Lubert's salary of $130,000 was paid in 2004, but accrued in 2003.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

         The following table sets forth information concerning stock options granted in the fiscal year ended December 31, 2004, to the persons listed on the Summary Compensation Table.

                                                                   PERCENT OF
                                                                     TOTAL
                                       NUMBER OF SECURITIES       OPTIONS/SARS
                                     UNDERLYING OPTIONS/SARS       GRANTED TO       EXERCISE OR
                                             GRANTED              EMPLOYEES IN      BASE PRICE       EXPIRATION
                        NAME                   (#)                FISCAL YEAR         ($/SH)            DATE
                        (a)                    (b)                    (c)               (d)             (e)
       ---------------------------- --------------------------- ----------------- ---------------- ---------------
       James Landry                          250,000                 11.9%             $3.45          04/2014
       ---------------------------- --------------------------- ----------------- ---------------- ---------------
       Ronald W. Pickett                        0                      0%               n/a             n/a
       ---------------------------- --------------------------- ----------------- ---------------- ---------------
       Robert Crabb                             0                      0%               n/a             n/a
       ---------------------------- --------------------------- ----------------- ---------------- ---------------
       Stephen L. Sadle                         0                      0%               n/a             n/a
       ---------------------------- --------------------------- ----------------- ---------------- ---------------
       E. Barry Smith                           0                      0%               n/a             n/a
       ---------------------------- --------------------------- ----------------- ---------------- ---------------

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

         The following table summarizes information relating to stock option exercises during the year ended December 31, 2004 by those persons listed on the Summary Compensation Table.

                                                                                           NUMBER OF
                                                                                          UNEXERCISED          VALUE OF
                                                                                          SECURITIES         UNEXERCISED
                                                                                          UNDERLYING         IN-THE-MONEY
                                                                                        OPTIONS/SARS AT    OPTIONS/SARS AT
                                                SHARES ACQUIRED                           FY-END (#)          FY-END ($)
                                                  ON EXERCISE        VALUE REALIZED      EXERCISEABLE/      EXERCISEABLE/
                        NAME                          (#)                 ($)           UNEXERCISEABLE      UNEXERCISEABLE
                        (a)                           (b)                 (c)                 (d)                (e)
       --------------------------------------- ------------------- ------------------- ------------------ -------------------
       Ronald W. Pickett                       -                   -                   -0-                -0-
                                                                                       -0-                -0-
       --------------------------------------- ------------------- ------------------- ------------------ -------------------
       Robert Crabb                            -                   -                   333,333/           1,520,000/
                                                                                       166,667            760,000
       --------------------------------------- ------------------- ------------------- ------------------ -------------------
       Stephen L. Sadle                        -                   -                   600,000/           2,736,000/
                                                                                       300,000            1,368,000
       --------------------------------------- ------------------- ------------------- ------------------ -------------------
       James Landry                            100,000             350,000             208,333/           950,000/
                                                                                       291,667            717,500
       --------------------------------------- ------------------- ------------------- ------------------ -------------------
       E. Barry Smith                          25,000              89,350              305,333/           1,392,320/
                                                                                       166,667            760,000
       --------------------------------------- ------------------- ------------------- ------------------ -------------------

         DIRECTOR COMPENSATION
         ---------------------

         Telkonet reimburses directors for costs and expenses in connection with their attendance and participation at Board of Directors meetings and for other travel expenses incurred on Telkonet's behalf. Telkonet has the authority to compensate each non-management director up to $48,000 annually and $1,000 for each meeting of the Board of Directors. For the year ended December 31, 2004, each non-management director received an aggregate of $3,000 for his attendance at board of directors meetings. Notwithstanding, upon each director's appointment to the Board of Directors, each director was granted options to purchase 40,000 shares of the Company's common stock that vest ratably over twelve months with an exercise price of $3.45 per share for options issued after April 1, 2004 and $2.00 per share for options issued through March 31, 2004.

         EMPLOYMENT AGREEMENTS
         ---------------------

         Stephen L. Sadle, Senior Vice President, is employed pursuant to an employment agreement for a three-year term that commenced January 18, 2003 and provides for an annual salary of $130,000 and bonuses and benefits based upon Telkonet's internal policies. Mr. Sadle's annual salary was increased to $171,872 in 2004 and he received a bonus of $6,538.

         James Landry, Chief Technology Officer, has been employed since September 24, 2001 with an annual salary of $160,000 with bonuses and benefits based upon Telkonet's internal policies. Mr. Landry's annual salary was increased to $176,508 in 2004 and he received a bonus of $15,000 for the year ended December 31, 2004.

         Robert Crabb, Corporate Secretary, is employed pursuant to an employment agreement for a three year term that commenced January 18, 2003 and provides for an annual salary of $120,000 and bonuses and benefits based upon Telkonet's internal policies. Mr. Crabb's annual salary was increased to $172,340 in 2004 and he received a bonus of $6,538.

         Ronald W. Pickett, President and Chief Executive Officer, is employed pursuant to an employment agreement for an unspecified term that commenced January 30, 2003 and provides for an annual salary $100,000, 3,000 shares of our common stock per month for each month of his employment and bonuses and benefits based upon Telkonet's internal policies. Mr. Pickett's annual salary was increased to $102,340 on August 1, 2004.

         E. Barry Smith, Chief Financial Officer, is employed pursuant to an employment agreement for a one-year term that commenced February 17, 2003 and provides for an annual salary of $130,000 and bonuses and benefits based upon Telkonet's internal policies. Mr. Smith's annual salary was increased to $171,872 in 2004 and he received a bonus of $15,000.

         Howard Lubert, former Chief Executive Officer, was employed pursuant to an employment agreement for a two-year term that commenced January 1, 2003 and provided for an annual salary of $130,000 and bonuses and benefits based upon Telkonet's internal policies. Mr. Lubert resigned effective June 16, 2003, however, in connection with Mr. Lubert's separation from the Company, Telkonet agreed to pay Mr. Lubert's salary through December 14, 2004.

         In addition, under the Stock Incentive Plan, stock options are periodically granted to employees at the discretion of the Board of Directors. Executives of Telkonet are eligible to receive stock option grants, based upon individual performance and the performance of Telkonet as a whole.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company's stockholders and equity compensation plans not approved by the Company's stockholders as of December 31, 2004.

                                                                                                    NUMBER OF SECURITIES
                                                                                                   REMAINING AVAILABLE FOR
                                              NUMBER OF SECURITIES TO      WEIGHTED -AVERAGE        FUTURE ISSUANCE UNDER
                                              BE ISSUED UPON EXERCISE      EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                                              OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
                                                WARRANTS AND RIGHTS       WARRANTS AND RIGHTS     REFLECTED IN COLUMN (a))
       -------------------------------------- ------------------------- ------------------------ ----------------------------
                                                        (a)                       (b)                         (c)
       -------------------------------------- ------------------------- ------------------------ ----------------------------
        EQUITY COMPENSATION PLANS APPROVED
                BY SECURITY HOLDERS                  15,000,000                  $1.52                     33,973
       -------------------------------------- ------------------------- ------------------------ ----------------------------
           EQUITY COMPENSATION PLANS NOT
           APPROVED BY SECURITY HOLDERS                 n/a                       n/a                        n/a
       -------------------------------------- ------------------------- ------------------------ ----------------------------
                       TOTAL                         15,000,000                  $1.52                     33,973
       -------------------------------------- ------------------------- ------------------------ ----------------------------

         The following table sets forth, as of March 8, 2004, the number of shares of the Company's common stock beneficially owned by each director and executive officer of the Company, by all directors and executive officers as a group, and by each person known by the Company to own beneficially more than 5.0% of the Company's outstanding common stock. As of March 8, 2004, there were no issued and outstanding shares of any other class of the Company's equity securities.

----------------------------------------------------- ------------------------------------- --------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                       SHARES BENEFICIALLY OWNED           PERCENTAGE OF CLASS
----------------------------------------------------- ------------------------------------- --------------------------

OFFICERS AND DIRECTORS
----------------------------------------------------- ------------------------------------- --------------------------
Ronald W. Pickett, President and CEO
20374 Seneca Meadows Parkway
Germantown, MD  20876                                            2,109,205                            4.7%
----------------------------------------------------- ------------------------------------- --------------------------

E. Barry Smith, Chief Financial Officer
20374 Seneca Meadows Parkway
Germantown, MD  20876                                              408,579 (1)                        0.9%
----------------------------------------------------- ------------------------------------- --------------------------

Stephen L. Sadle, Senior Vice President
20374 Seneca Meadows Parkway
Germantown, MD  20876                                            3,900,514 (2)                        8.6%
----------------------------------------------------- ------------------------------------- --------------------------


----------------------------------------------------- ------------------------------------- --------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                       SHARES BENEFICIALLY OWNED           PERCENTAGE OF CLASS
----------------------------------------------------- ------------------------------------- --------------------------

OFFICERS AND DIRECTORS
----------------------------------------------------- ------------------------------------- --------------------------

James Landry, Chief Technology Officer
20374 Seneca Meadows Parkway
Germantown, MD  20876                                              352,950 (3)                        0.8%
----------------------------------------------------- ------------------------------------- --------------------------

Robert P. Crabb, Corporate Secretary
20374 Seneca Meadows Parkway
Germantown, MD  20876                                              375,000 (4)                        0.8%
----------------------------------------------------- ------------------------------------- --------------------------

Warren V. Musser, Chairman
20374 Seneca Meadows Parkway
Germantown, MD  20876                                            1,735,027 (5)                        3.8%
----------------------------------------------------- ------------------------------------- --------------------------

David Grimes, Director
20374 Seneca Meadows Parkway
Germantown, MD  20876                                            1,435,405 (6)                        3.2%
----------------------------------------------------- ------------------------------------- --------------------------

Thomas C. Lynch, Director
20374 Seneca Meadows Parkway
Germantown, MD  20876                                               60,000 (7)                        0.1%
----------------------------------------------------- ------------------------------------- --------------------------

Dr. Thomas M. Hall, Director
20374 Seneca Meadows Parkway
Germantown, MD  20876                                              546,640 (8)                        1.2%
----------------------------------------------------- ------------------------------------- --------------------------

James "Lou" L. Peeler, Director
20374 Seneca Meadows Parkway
Germantown, MD  20876                                               40,000 (9)                        0.1%
----------------------------------------------------- ------------------------------------- --------------------------


All Directors and Executive Officers as a Group                 10,963,320                           22.6%
----------------------------------------------------- ------------------------------------- --------------------------

5.0% BENEFICIAL OWNERS
----------------------------------------------------- ------------------------------------- --------------------------

Stephen L. Sadle
20374 Seneca Meadows Parkway
Germantown, MD  20876                                            3,900,514 (2)                        8.6%
----------------------------------------------------- ------------------------------------- --------------------------

_____________________
(1) Includes options exerciseable within 60 days to purchase 375,000 shares of the Company's common stock at $1.00 per share.
(2) Includes options exerciseable within 60 days to purchase 675,000 shares of the Company's common stock at $1.00 per share.
(3) Includes options exerciseable within 60 days to purchase 218,750 and 50,000 shares of the Company's common stock at $1.00 and $3.45 per share, respectively.
(4) Includes options exerciseable within 60 days to purchase 375,000 shares of the Company's common stock at $1.00 per share.
(5) Includes options exerciseable within 60 days to purchase 1,500,000 shares of the Company's common stock at $1.00 per share.
(6) Includes options exerciseable within 60 days to purchase 675,000 shares of the Company's common stock at $1.00 per share.
(7) Includes options exerciseable within 60 days to purchase 20,000 and 40,000 shares of the Company's common stock at $2.00 and $3.45 per share, respectively.
(8) Includes options exerciseable within 60 days to purchase 40,000 shares of the Company's common stock at $3.45 per share.
(9) Includes options exerciseable within 60 days to purchase 40,000 shares of the Company's common stock at $3.45 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In September 2003, the Company entered into a consulting agreement, with The Musser Group for certain services. The consulting agreement provides for an annual consulting fee of $100,000, which is payable monthly during the term of the consulting agreement. For the year ended December 31, 2004 and 2003, the Company paid and expensed $100,000 and $33,333, respectively. Warren Musser, Chairman of the Board of Directors, is a principal of the Musser Group.

                                     PART IV

ITEM 13. EXHIBITS.

The following exhibits are included herein or incorporated by reference:

EXHIBIT NUMBER    DESCRIPTION OF DOCUMENT
--------------    -----------------------
3.1               Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30,
                  2000 and our Form S-8 (No. 333-47986), filed on October 16,
                  2000)
3.2               Bylaws of the Registrant (incorporated by reference to our
                  Registration Statement on Form S-1 (No. 333-108307), filed on
                  August 28, 2003)
4.1               Form of Series A Convertible Debenture (incorporated by
                  reference to our Form 10-KSB (No. 000-27305), filed on March
                  31, 2003)
4.2               Form of Series A Non-Detachable Warrant (incorporated by
                  reference to our Form 10- KSB (No. 000-27305), filed on March
                  31, 2003)
4.3               Form of Series B Convertible Debenture (incorporated by
                  reference to our Form 10-KSB (No. 000-27305), filed on March
                  31, 2003)
4.4               Form of Series B Non-Detachable Warrant (incorporated by
                  reference to our Form 10- KSB (No. 000-27305), filed on March
                  31, 2003)
4.5               Form of Senior Note (incorporated by reference to our
                  Registration Statement on Form S-1 (No. 333-108307), filed on
                  August 28, 2003)
4.6               Form of Non-Detachable Senior Note Warrant (incorporated by reference to our Registration Statement on Form S-1 (No.
                  333-108307), filed on August 28, 2003)
10.1              Amended and Restated Telkonet, Inc. Incentive Stock Option
                  Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-412), filed on April 17, 2002)
10.2              Employment Agreement by and between Telkonet, Inc. and Stephen
                  L. Sadle, dated as of January 18, 2003 (incorporated by
                  reference to our Registration Statement on Form S-1 (No.
                  333-108307), filed on August 28, 2003
10.3              Employment Agreement by and between Telkonet, Inc. and Robert
                  P. Crabb, dated as of January 18, 2003 (incorporated by
                  reference to our Registration Statement on Form S-1 (No.
                  333-108307), filed on August 28, 2003)
10.4              Employment Agreement by and between Telkonet, Inc. and Ronald
                  W. Pickett, dated as of January 30, 2003 (incorporated by
                  reference to our Registration Statement on Form S-1 (No.
                  333-108307), filed on August 28, 2003)
10.5              Employment Agreement by and between Telkonet, Inc. and E.
                  Barry Smith, dated as of February 17, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No.
                  333-108307), filed on August 28, 2003)
14                Code of Ethics (incorporated by reference to our Form 10-KSB
                  (No. 001-31972), filed on March 30, 2004).
21                Telkonet, Inc. Subsidiaries (incorporated by reference to our
                  Registration Statement on Form S-1 (No. 333-108307), filed on
                  August 28, 2003)
23                Consent of Registered Independent Certified Public Accountants
24                Power of Attorney (incorporated by reference to our
                  Registration Statement on Form S-1 (No. 333-108307), filed on
                  August 28, 2003)
31.1              Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002 of Ronald W. Pickett
31.2              Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002 of E. Barry Smith
32.1              Certification of Ronald W. Pickett pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2              Certification of E. Barry Smith pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2004 and 2003

       -------------------------- ----------------- -----------------
                                  DECEMBER 31, 2004 DECEMBER 31, 2003
       -------------------------- ----------------- -----------------
       1.  Audit Fees               $    63,875        $    53,925
       -------------------------- ----------------- -----------------
       2.  Audit Related Fees            23,900                 --
       -------------------------- ----------------- -----------------
       3.  Tax Fees                       5,000              3,000
       -------------------------- ----------------- -----------------
       4.  All Other Fees                    --                 --
       -------------------------- ----------------- -----------------
            Total Fees              $    92,775        $    56,925
       -------------------------- ----------------- -----------------

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

         Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. The tax fees relate to federal and state income tax reporting requirements.

         All other fees consist of fees for products and services other than the services reported above.

         Prior to the Company's engagement of its independent auditor, such engagement is approved by the Company's audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company's Audit Committee Charter, the independent auditors and management are required to report to the Company's audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit fees, audit-related fees, tax fees and other fees incurred by the Company for the year ended December 31, 2004, were approved by the Company's audit committee.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         TELKONET, INC.

                                                         /s/ Ronald W. Pickett
                                                         ---------------------
                                                         Ronald W. Pickett
                                                         Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                         Position                          Date
----                         --------                          ----

 /s/Warren V. Musser         Chairman of the Board             March 30, 2005
------------------------
Warren V. Musser


/s/ Ronald W.  Pickett       Chief Executive Officer &
------------------------     Director                          March 30, 2005
Ronald W.  Pickett


/s/ E. Barry Smith           Chief Financial Officer           March 30, 2005
------------------------
E. Barry Smith


/s/ James Landry             Chief Technology Officer
------------------------
James Landry                                                   March 30, 2005


/s/ Stephen L. Sadle         Senior Vice President &
------------------------
Stephen L. Sadle             Director                          March 30, 2005


/s/ Dr. Thomas M. Hall
------------------------
Dr. Thomas M. Hall           Director                          March 30, 2005


/s/ James L. Peeler
------------------------
James L. Peeler              Director                          March 30, 2005


/s/ David Grimes             Director                          March 30, 2005
------------------------
David Grimes


/s/ Thomas C. Lynch          Director                          March 30, 2005
------------------------
Thomas C. Lynch

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2004 AND 2003



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                                 TELKONET, INC.

                                                    TELKONET, INC.

                                            INDEX TO FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------------------------


Report of Registered Independent Certified Public Accountants                                                     F-3

Consolidated Balance Sheets at December 31, 2004 and 2003                                                         F-4

Consolidated Statements of Losses for the Years ended December 31, 2004 and 2003                                  F-5

Consolidated Statements of  Stockholders' Equity for the Years ended December 31, 2004 and 2003             F-6 - F-7

Consolidated Statements of Cash Flows for the Years ended December 31, 2004 and 2003                        F-8 - F-9

Notes to Consolidated Financial Statements                                                                F-10 - F-26


                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

          REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          -------------------------------------------------------------


Board of Directors
Telkonet, Inc.
Germantown, MD


         We have audited the accompanying consolidated balance sheets of Telkonet, Inc. and its wholly-owned subsidiary (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of losses, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

         We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. and its wholly-owned subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                   /s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                   -------------------------------------------
                                   Russell Bedford Stefanou Mirchandani LLP
                                   Certified Public Accountants


McLean, Virginia
January 18, 2005

                                             TELKONET, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                       DECEMBER 31, 2004 AND 2003


ASSETS                                                                        2004              2003
                                                                         -------------     -------------
 CURRENT ASSETS:
 Cash and cash equivalents                                               $ 11,838,702      $  5,177,918
 Accounts receivable, net of allowance for doubtful accounts of
   $13,000 and $7,000 at December 31, 2004 and 2003, respectively              63,147            58,196
 Inventories (Note B)                                                       1,873,718           608,516
 Prepaid expenses and deposits                                                124,852           107,991
                                                                         -------------     -------------
 Total current assets                                                      13,900,419         5,952,621

 PROPERTY AND EQUIPMENT, AT COST (Note C):
 Furniture and equipment                                                      704,689           191,248
 Less:  accumulated depreciation                                              137,739            67,687
                                                                         -------------     -------------
Total property and equipment, net                                             566,950           123,561

EQUIPMENT UNDER OPERATING LEASES, AT COST (Note D):
Telecommunications and related equipment, at cost                             525,664            33,888
Less: accumulated depreciation                                                 75,329             3,485
                                                                         -------------     -------------
Total equipment under operating leases, net                                   450,335            30,403

OTHER ASSETS:
Long-term investments (Note E)                                                500,000                --
Deposits                                                                       76,288            70,000
                                                                         -------------     -------------
Total other assets                                                            576,288            70,000

 TOTAL ASSETS                                                            $ 15,493,992      $  6,176,585
                                                                         =============     =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Accounts payable and accrued liabilities (Note M)                       $  1,195,924      $    629,852
 Customer deposits held                                                        32,975            11,199
 Capital lease obligation- current (Note N)                                        --            15,000
                                                                         -------------     -------------
 Total current liabilities                                                  1,228,899           656,051

LONG-TERM LIABILITIES:
Convertible debentures, net of discounts - including related
  parties (Note F)                                                            137,910           143,205
 Senior notes payable (Note G)                                                450,000         2,989,000
 Deferred lease liability                                                      30,911                --
                                                                         -------------     -------------
Total long-term liabilities                                                   618,821         3,132,205

COMMITMENTS AND CONTINGENCIES (Note N)                                             --                --

STOCKHOLDERS' EQUITY (Note H)
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at December 31, 2004
  and 2003                                                                         --                --
Common stock, par value $.001 per share; 100,000,000 shares
  authorized; 44,335,989 and 30,689,522 shares issued and
  outstanding at December 31, 2004 and 2003, respectively                      44,336            30,690
Additional paid-in-capital                                                 40,811,208        16,474,251
Accumulated deficit                                                       (27,209,272)      (14,116,612)
                                                                         -------------     -------------
Stockholders' equity                                                       13,646,272         2,388,329
                                                                         -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 15,493,992      $  6,176,585
                                                                         =============     =============

                       See accompanying notes to consolidated financial statements


                                             TELKONET, INC.
                                    CONSOLIDATED STATEMENTS OF LOSSES
                             FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                           2004                2003
                                                                      -------------        -------------
Product Revenues, net                                                 $    477,555         $     88,403
Rental Revenue, net                                                        221,097                5,257
                                                                      -------------        -------------
Total Revenue                                                              698,652               93,660

Cost of Sales                                                              542,859              104,656
                                                                      -------------        -------------
Gross Profit (Loss)                                                        155,793              (10,996)

Operating Expenses:
Research and Development (Note A)                                        1,852,308            1,370,785
Selling, General and Administrative                                      7,663,369            4,089,172
Consulting Fees (Note H)                                                 2,500,000                   --
Non-Employee Stock Options and Warrants (Note I)                         1,180,876              982,390
Depreciation and Amortization                                               71,514              110,988
                                                                      -------------        -------------
Total Operating Expense                                                 13,268,067            6,553,335

Loss from Operations                                                   (13,112,274)          (6,564,331)

Other Income (Expense):
Interest Income                                                            128,938               20,297
Interest (Expense)                                                        (109,324)          (1,113,902)
                                                                      -------------        -------------
Total Other Income (Expenses)                                               19,614           (1,093,605)

(Loss) Before Provision for Income Taxes                               (13,092,660)          (7,657,936)
Provision for Income Tax (Note K)                                               --                   --
                                                                      -------------        -------------

Net (Loss)                                                            $(13,092,660)        $ (7,657,936)
                                                                      =============        =============

Loss per common share (basic and assuming dilution)                   $      (0.32)        $      (0.37)
(Note L)                                                              =============        =============


Weighted average common shares outstanding                              41,384,074           20,702,482
                                                                      =============        =============

                       See accompanying notes to consolidated financial statements


                                                           TELKONET, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                              Preferred                     Common        Additional
                                 Preferred      Stock         Common         Stock           Paid       Accumulated
                                   Shares       Amount        Shares         Amount       in Capital       Deficit         Total
                               ------------- ------------- -------------  -------------  -------------  -------------  -------------
Balance at
  January 1, 2003                        --  $         --    15,721,131   $     15,721   $  4,916,433   $ (6,458,676)  $ (1,526,522)
Shares issued for cash at
  $2.00 per share, net of
  costs and fees                         --            --           333             --            666             --            666
Shares issued for employee
  stock options exercised
  at approximately
  $1.01 per share                        --            --       109,333            109        110,724             --        110,833
Shares issued to a director
  for employee stock options
  exercised at
  $.50 per share                         --            --       315,000            315        157,185             --        157,500
Shares issued in exchange
  for non-employee options
  exercised at $1.00
  per share                              --            --       187,499            189        187,311             --        187,500
Shares issued to consultants
  in exchange for services at
  approximately $2.13 per share          --            --       149,498            150        318,955             --        319,105
Shares issued to noteholders
  for warrants exercised at
  $1.00 per share                        --            --     3,599,250          3,599      3,595,651             --      3,599,250
Shares issued to noteholders
  for warrants exercised at
  $.50 per share                         --            --       500,000            500        249,500             --        250,000
Shares issued to noteholders
  for cashless warrants
  exercised                              --            --       317,239            317           (317)            --             --
Shares issued in exchange for
  convertible debentures
  (Note F)                               --            --     7,217,836          7,218      3,799,882             --      3,807,100
Shares issued in exchange for
  accrued interest on
  convertible
  debentures (Note F)                    --            --       525,403            525        280,209             --        280,734
Shares issued for warrants
  exercised at $1.00, in
  exchange for Senior
  Notes (Note G)                         --            --     2,011,000          2,011      2,008,989             --      2,011,000
Write-off of beneficial
  conversion features and
  warrants attached to
  convertible debentures in
  connection with conversion
  of Debenture-1
  and Series B debentures
  (Note F)                               --            --            --             --     (2,342,949)            --     (2,342,949)
Shares issued to an
  employee in exchange
  for services at
  approximately $1.79 per
  share                                  --            --        36,000             36         64,433             --         64,469
Stock options and warrants
  granted to consultants
  in exchange for
  services rendered
  (Note I)                               --            --            --             --      1,013,262             --      1,013,262
Stock based compensation
  for the issuance of
  warrants in exchange for
  financing costs (Note I)               --            --            --             --         87,217             --         87,217
Beneficial conversion
  feature of convertible
  debentures (Note F)                    --            --            --             --      1,761,675             --      1,761,675
Value of warrants attached
  to convertible debentures
  (Note F)                               --            --            --             --        265,425             --        265,425
Net (loss)                               --            --            --             --             --     (7,657,936)    (7,657,936)
                               ------------- ------------- -------------  -------------  -------------  -------------  -------------
 Balance at
  December 31, 2003                      --            --    30,689,522   $     30,690   $ 16,474,251   $(14,116,612)  $  2,388,329
                               ============= ============= =============  =============  =============  =============  =============

                                   See accompanying footnotes to consolidated financial statements


                                                           TELKONET, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                              Preferred                     Common        Additional
                                 Preferred      Stock         Common         Stock           Paid       Accumulated
                                   Shares       Amount        Shares         Amount       in Capital       Deficit         Total
                               ------------- ------------- -------------  -------------  -------------  -------------  -------------

Balance Forward                          --  $         --    30,689,522   $     30,690   $ 16,474,251   $(14,116,612)  $  2,388,329
Shares issued for employee
  stock options exercised
  at approximately $1.08
  per share                              --            --       540,399            540        582,358             --        582,898
Shares issued in exchange
  for non-employee options
  exercised at $1.00 per
  share                                  --            --       328,333            328        328,005             --        328,333
Shares issued to
  consultants in exchange
  for services rendered
  at approximately $3.07
  per share                              --            --        63,566             63        196,252             --        196,315
Shares issued for senior
  note conversion at $2.10
  per share
(Note G)                                 --            --     1,209,038          1,209      2,537,791             --      2,539,000
Shares issued in connection
  with private placement
  at $2.00 per share, net
  of costs                               --            --     6,387,600          6,388     12,720,455             --     12,726,843
Shares issued to consultants
  for warrants exercised at
  $2.54 per share                        --            --        50,000             50        126,950             --        127,000
Shares issued to noteholders
  for warrants exercised at
  $1.00 per share                        --            --     4,000,950          4,001      3,996,949             --      4,000,950
Shares issued to noteholders
  for cashless warrants
  exercised                              --            --       203,751            204           (204)            --             --
Shares issued for cashless
  exercise of underwriter
  warrants                               --            --       165,116            165           (165)            --             --
Shares issued in exchange
  for convertible debentures
  at $0.50 per share (Note F)            --            --       124,000            124         61,876             --         62,000
Shares issued in exchange
  for convertible debentures
  at $0.55 per share (Note F)            --            --       200,000            200        109,800             --        110,000
Shares issued in exchange
  for accrued interest on
  convertible
  debentures (Note F)                    --        42,999            43             --         23,233             --         23,276
Shares issued to an employee
  in exchange for services
  at approximately $2.99 per
  share                                  --            --        36,000             36        107,743             --        107,779
Shares issued to consultants
  in exchange for consulting
  fees at $2.50 per share                --            --     1,000,000          1,000      2,499,000             --      2,500,000
Founders shares returned and
  canceled in connection
  with January 2002 capital
  restructure                            --            --      (705,285)          (705)           705             --             --
Write-off of beneficial
  conversion features and
  warrants attached to
  convertible debentures
  in connection with
  conversion of Debenture-1
  and Series B debentures
  (Note F)                               --            --            --             --       (134,666)            --       (134,666)
Stock options and warrants
  granted to consultants
  in exchange for services
  rendered (Note I)                      --            --            --             --      1,180,875             --      1,180,875
Net (loss)                               --            --            --             --             --    (13,092,660)   (13,092,660)
                               ------------- ------------- -------------  -------------  -------------  -------------  -------------
BALANCE AT
  DECEMBER 31, 2004                      --  $         --    44,335,989   $     44,336   $ 40,811,208   $(27,209,272)  $ 13,646,272
                               ============= ============= =============  =============  =============  =============  =============

                                   See accompanying footnotes to consolidated financial statements


                                           TELKONET, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                             2004           2003
                                                                        -------------  -------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations                              $(13,092,660)  $ (7,657,936)
Adjustments to reconcile net loss from development stage operations to cash used in operating activities
Amortization of debt discount - beneficial conversion feature of
    convertible debentures (Note F)                                           21,888        655,261
Amortization of debt discount - value of warrants attached to
    convertible debentures (Note F)                                           10,152         89,434
Stock options and warrants issued in exchange for services (Note I)        1,180,875      1,013,262
Common stock issued in exchange for services rendered (Note H)               304,094        383,574
Common stock issued in exchange for debenture interest (Note F)               23,276        280,735
Common stock issued in exchange for consulting fees (Note H)               2,500,000             --
Write-off of financing costs in connection with conversion of
    convertible debentures (Note F)                                               --        204,749
Depreciation and amortization, including equipment under operating
    leases                                                                   143,358        110,988
Increase / decrease in:
    Accounts receivable, trade and other                                      (4,950)       (56,646)
    Inventory                                                             (1,265,202)      (568,726)
    Prepaid expenses and deposits                                            (23,150)      (173,366)
     Deferred lease liability                                                 30,911             --
    Accounts payable, accrued liabilities and customer deposits, net         587,848        122,186
                                                                        -------------  -------------
NET CASH (USED IN) OPERATING ACTIVITIES                                   (9,583,560)    (5,596,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs of equipment under operating leases                                   (491,776)       (33,888)
Purchase of property and equipment, net                                     (514,903)      (103,033)
Investment in Amperion (Note E)                                             (500,000)            --
                                                                        -------------  -------------
NET CASH (USED IN) INVESTING ACTIVITIES                                   (1,506,679)      (136,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs and fees                 12,726,843            666
Repayments of stockholder advances                                                --       (122,830)
Proceeds from issuance of convertible debentures, net of costs and
    fees (Note F)                                                                 --      2,027,100
Proceeds from issuance of senior notes, net of costs and fees (Note G)            --      5,000,000
Proceeds from exercise of warrants (Note H)                                4,127,950      3,999,250
Proceeds from exercise of employee and non-employee stock options and
    warrants (Note H)                                                        911,230        298,311
Repayments of loans                                                               --       (310,000)
Repayments of capital leases                                                 (15,000)            --
                                                                        -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 17,751,023     10,892,497
NET INCREASE IN CASH AND EQUIVALENTS                                       6,660,784      5,159,091
Cash and cash equivalents at the beginning of the year                     5,177,918         18,827
                                                                        -------------  -------------
Cash and cash equivalents at the end of the year                        $ 11,838,702   $  5,177,918
                                                                        =============  =============
                     See accompanying notes to consolidated financial statements


                                           TELKONET, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                2004         2003
                                                                                ----         ----
Supplemental Disclosures of Cash Flow Information:
Cash transactions:
Cash paid during the period for interest                                     $  100,608   $  135,879
Income taxes paid                                                                    --           --
Non-cash transactions:
Issuance of stock options and warrants in exchange for services
     rendered (Note H)                                                        1,180,875    1,013,262
Issuance of stock warrants in exchange for financing costs (Note I)                  --       87,217
Common stock issued for services rendered (Note H)                              304,094      383,574
Common stock issued in exchange for interest (Note F and H)                      23,276      280,735
Common stock issued in exchange for consulting services (Note H)              2,500,000           --
Common stock issued in exchange for Senior Note (Note G and H)                2,539,000    2,011,000
Common stock issued in exchange for conversion of convertible
     debenture (Note F and H)                                                   172,000    3,807,100
Common stock issued in exchange for notes payable (Note H)                           --        7,500
Write-off of beneficial conversion feature for conversion of debenture
     (Note F)                                                                   134,135    2,046,479
Write-off of value of warrants attached to debenture in connection
     with conversion (Note F)                                                       531      296,470
Notes payable issued in connection with capital lease, net of
     repayments (Note N)                                                             --       15,000
Beneficial conversion feature on convertible debentures (Note F)                     --    1,761,675
Value of warrants attached to convertible debentures (Note F)                        --      265,425

                     See accompanying notes to consolidated financial statements


                                 TELKONET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation
----------------------------------

Telkonet, Inc. (the "Company"), formerly Comstock Coal Company, Inc., was formed on November 3, 1999 under the laws of the state of Utah. The Company was a "development stage enterprise" (as defined by Statement of Financial Accounting Standards No. 7) until December 31, 2003. The Company is engaged in the business of developing, producing and marketing proprietary equipment enabling the transmission of voice and data over electric utility lines.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Telkonet Communications, Inc. Significant intercompany transactions have been eliminated in consolidation.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $13,000 and $7,000 at December 31, 2004 and December 31, 2003, respectively.

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

Long-Lived Assets
-----------------

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Inventories
-----------

Inventories consist primarily of Gateways, Extenders, iBridges and Couplers which are the significant components of the Telkonet solution. Cost is determined by the first-in, first-out method. (Note B).

                                 TELKONET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

Net Loss Per Common Share
-------------------------

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2004 and 2003, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

                                 TELKONET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $499,874 and $136,758 in advertising costs during the years ended December 31, 2004 and 2003, respectively.

Liquidity
---------

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $13,092,660 and $7,657,936 for the year ended December 31, 2004 and 2003, respectively. The Company's current assets exceeded its current liabilities by $12,671,520, with cash and cash equivalents representing $11,838,702 of this amount as of December 31, 2004.

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2004 and 2003 were $1,852,308 and $1,370,785, respectively.

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

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended December 31, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in
Note I):

                                 TELKONET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)
------------------------------------

                                                                                    2004                 2003
                                                                                -------------     -------------
Net loss - as reported                                                          $(13,092,660)     $ (7,657,936)
Add:  Total stock based  employee  compensation  expense as reported  under
   intrinsic value method (APB. No. 25)                                                   --                --
Deduct:  Total stock based employee  compensation expense as reported under
   fair value based method (SFAS No. 123)                                         (7,830,385)       (5,211,112)
                                                                                -------------     -------------
Net loss - Pro Forma                                                            $(20,923,045)     $(12,869,048)
                                                                                =============     =============
Net loss attributable to common stockholders - Pro forma                        $(20,923,045)     $(12,869,048)
                                                                                =============     =============
Basic (and assuming dilution) loss per share - as reported                      $      (0.32)     $      (0.37)
                                                                                =============     =============
Basic (and assuming dilution) loss per share - Pro forma                        $      (0.51)     $      (0.62)
                                                                                =============     =============

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

New Accounting Pronouncements
-----------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                                 TELKONET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

On December 16, 2004, FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of Gateways, Extenders, iBridges and Couplers which are the significant components of the Telkonet solution. Components of inventories as of December 31, 2004 and 2003 are as follows:

                                             2004                2003
                                          -----------        -----------
         Raw Materials                    $  748,110         $  374,794
         Finished Goods                    1,125,608            233,722
                                          -----------        -----------
                                          $1,873,718         $  608,516
                                          ===========        ===========

NOTE C - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at December 31, 2004 and 2003 consists of the following:

                                                 2004           2003
                                              ----------     ----------
         Development Test Equipment           $  74,920      $  72,774
         Computer Software                       62,919             --
         Leasehold Improvements                 203,948             --
         Office Equipment                       235,114        103,773
         Office Fixtures and Furniture          127,788         14,701
                                              ----------     ----------
            Total                               704,689        191,248
         Accumulated Depreciation              (137,739)       (67,687)
                                              ----------     ----------
                                              $ 566,950      $ 123,561
                                              ==========     ==========

Depreciation expense included as a charge to income was $71,514 and $35,920 for the years ended December 31, 2004 and 2003, respectively.

                                 TELKONET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE D - EQUIPMENT UNDER OPERATING LEASES

Equipment leased to customers under operating leases is recorded at cost and is depreciated on the straight line basis to its estimated residual value. Estimated useful lives are two to three years. Equipment under operating leases at December 31, 2004 and 2003 consist of the following:

                                                                       2004           2003
                                                                    ----------     ----------
         Telecommunications and related equipment                   $ 525,664      $  33,888

         Less: accumulated depreciation                               (75,329)        (3,485)
                                                                    ----------     ----------
         Capitalized equipment, net of accumulated depreciation       450,335         30,403
         Less: estimated reserve for residual values                       --             --
                                                                    ----------     ----------
         Capitalized equipment under operating leases, net            450,335      $  30,403
                                                                    ==========     ==========


The following is a schedule by years of minimum future rentals on non-cancellable operating leases as of December 31, 2004:

         2005                                                     $ 366,000
         2006                                                       337,000
         2007                                                       187,000
         2008                                                        29,000
         2009                                                        14,000
                                                                  ----------
                                                                  $ 933,000

NOTE E - LONG-TERM INVESTMENTS

On November 30, 2004, the Company entered into a Stock Purchase Agreement ("Agreement") with Amperion, Inc. ("Amperion"), a privately held company. Amperion is engaged in the business of developing networking hardware and software that enables the delivery of high-speed broadband data over medium-voltage power lines. Pursuant to the Agreement, the Company invested $500,000 in Amperion in exchange for 11,013,215 shares of Series A Preferred Stock for an equity interest of approximately 4.7%. The Company has one of the seats on Amperion's seven-person board of directors. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee.

It is the policy of the Company to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The Company identifies and records impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. The fair value of the Company's investment in Amperion remained at $500,000 as of December 31, 2004.

                                 TELKONET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2004 and 2003 is as follows:

                                                                                             2004              2003
                                                                                          -----------       -----------
  Convertible notes payable ("Debenture-1"), in quarterly installments of interest only at 8% per annum, unsecured and due three years from the date of the note with the latest maturity May 2005; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.50 per share six months after issuance. During the year ended December 31, 2003, a total of $1,627,100 of
    Debenture-1 was converted to common stock of the Company. The remaining
    $62,000 of Debenture-1 was converted to common stock of the Company during the year ended December 31, 2004. As of December 31, 2004, all Debenture-1
    has been converted into the Company's common stock (Note H).                          $        -        $   62,000
  Debt Discount - beneficial conversion feature, net of accumulated amortization of
    $0 and $41,411 at December 31, 2004 and 2003, respectively.                                    -           (24,718)
  Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $0 and $3,605 at December 31, 2004 and 2003,
    respectively.                                                                                  -            (2,116)
                                                                                          -----------       -----------
                                                                                                   -            35,166
  Convertible notes payable ("Series B Debenture"), in quarterly installments of interest only at 8% per annum, unsecured and due three years from the date of the note with the latest maturity February 2006; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.55 per share six months after issuance. During the year ended December 31, 2003, a total of
    $2,180,000 of Series B Debenture was converted to common stock of the
    Company. During the year ended December 31, 2004, additional $110,000 of
    Series B Debenture was converted to common stock of the Company (Note H).                210,000           320,000
  Debt Discount - beneficial conversion feature, net of accumulated amortization of
    $49,249 and $75,426 at December 31, 2004 and 2003, respectively.                         (49,243)         (180,546)
  Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $22,841 and $13,194 at December 31, 2004 and 2003,
    respectively.                                                                            (22,847)          (31,415)
                                                                                          -----------       -----------
                                                                                             137,910           108,039
                                                                                          -----------       -----------

  Total                                                                                   $  137,910        $  143,205
                                                                                          -----------       -----------
  Less: current portion
                                                                                                   -                 -
                                                                                          $  137,910        $  143,205
                                                                                          ==========        ==========

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

                                 TELKONET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

Convertible Debentures (Continued)
----------------------------------

The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $837,874 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Debenture-1 issued during the year ended December 31, 2001. The debt discount attributed to the beneficial conversion feature is amortized over the Debenture-1's maturity period (three years) as interest expense.

In connection with the placement of the Debenture-1 in 2001, the Company issued non-detachable warrants granting the holders the right to acquire 940,000 shares of the Company's common stock at $1.00 per share. In accordance with EMERGING ISSUES TASK FORCE ISSUE 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $77,254 to additional paid in capital and a discount against the Debenture-1 issued during the year ended December 31, 2001. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 4.25%, a dividend yield of 0%, and volatility of 21%. The debt discount attributed to the value of the warrants issued is amortized over the Debenture-1's maturity period (three years) as interest expense.

During the year ended December 31, 2002, the Company issued additional convertible promissory notes (the "Debenture-1") to Company officers, shareholders, and sophisticated investors in exchange for $749,100, exclusive of placement costs and fees. The Debenture-1 accrues interest at 8% per annum and is payable and due three years from the date of the note with the latest maturity date of May 2005. Noteholders have the option to convert any unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.50 per share six months after issuance.

In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Debenture-1 note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $693,018 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Debenture-1 issued during the year ended December 31, 2002. The debt discount attributed to the beneficial conversion feature is amortized over the Debenture-1's maturity period (three years) as interest expense.

In connection with the placement of the Debenture-1 notes in 2002, the Company issued non-detachable warrants granting the holders the right to acquire 749,100 shares of the Company's common stock at $1.00 per share. In accordance with EMERGING ISSUES TASK FORCE ISSUE 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS ("EITF -0027"), the Company recognized the value attributable to the warrants in the amount of $56,082 to additional paid-in capital and a discount against the Debenture-1 issued during the year ended December 31, 2002. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.67%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Debenture-1's maturity period (three years) as interest expense.

Series B Debentures
-------------------

In October and December 2002, the Company issued convertible promissory notes (the "Series B Debenture") to Company officers, shareholders, and sophisticated investors in exchange for $472,900, exclusive of placement costs and fees. The Series B Debenture accrues interest at 8% per annum and is payable and due three years from the date of the note with the latest maturity date of December 2005. Noteholders have the option to convert any unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $.55 per share six months after issuance.

                                 TELKONET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Series B Debenture note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $147,859 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Series B Debenture issued during the year ended December 31, 2002. The debt discount attributed to the beneficial conversion feature is amortized over the Series B Debenture's maturity period (three years) as interest expense.

In connection with the placement of the Series B Debenture notes in 2002, the Company issued non-detachable warrants granting the holders the right to acquire 472,900 shares of the Company's common stock at $1.00 per share. In accordance with EMERGING ISSUES TASK FORCE ISSUE 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS ("EITF -0027"), the Company recognized the value attributable to the warrants in the amount of $68,595 to additional paid-in capital and a discount against the Series B Debenture issued during the year ended December 31, 2002. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.67%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Series B Debenture's maturity period (three years) as interest expense.

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

In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Series B Debenture note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $1,761,675 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Series B Debentures issued during the year ended December 31, 2003. The debt discount attributed to the beneficial conversion feature is amortized over the Series B Debentures maturity period (three years) as interest expense.

In connection with the placement of the Series B Debenture notes in January and February 2003, the Company issued non-detachable warrants granting the holders the right to acquire 2,027,100 shares of the Company's common stock at $1.00 per share. In accordance with EMERGING ISSUES TASK FORCE ISSUE 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS ("EITF -0027"), the Company recognized the value attributable to the warrants in the amount of $265,425 to additional paid-in capital and a discount against the Series B Debentures issued during the year ended December 31, 2003. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.25%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Series B Debentures maturity period (three years) as interest expense.

                                 TELKONET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

During the year ended December 31, 2003, the Debenture-1 noteholders demanded registration of that number of common shares of the Company sufficient to cover the conversion of their debentures and exercise of the attached warrants. Accordingly, the Company notified the Series B Debenture noteholders, Senior noteholders (Note G) and warrant holders with piggy-back registration rights of their right to participate in the registration. During the year ended December 31, 2003, the Company issued an aggregate of 7,217,836 shares of common stock in connection with the conversion of $1,627,100 aggregate principal amount of the Debenture-1 and $2,180,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 525,403 shares of common stock in exchange for accrued interest of $195,148 and $85,586 for Debenture-1 and Series B debenture, respectively. (Note H).

During the year ended December 31, 2004, the Company issued additional 324,000 shares of its common stock in connection with the conversion of $62,000 aggregate principal amount of the Debenture-1 and $110,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 42,999 shares of common stock in exchange for accrued interest of $23,276 for Debenture 1 and Series B Debentures. (Note H).

In connection with the conversion of Debenture-1 and Series B Debentures, the Company wrote off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $2,046,479 and $296,470, respectively, as of December 31, 2003, and an additional $134,135 and $531, respectively, during the year ended December 31, 2004.

The Company amortized the Debenture-1 and the Series B Debenture debt discount attributed to the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $32,040 and $744,695 for the years ended December 31, 2004 and 2003, respectively.

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

In September 2003, certain Senior noteholders elected to surrender their Senior Notes as consideration for the exercise of warrants to purchase shares of common stock of the Company. The Company issued an aggregate of 2,011,000 restricted shares of common stock for warrants exercised at $1.00 per share, in exchange for $2,011,000 of Senior Notes. Total outstanding balance of senior notes as of December 31, 2003 was $2,989,000. In January 2004, certain senior note holders elected to convert $2,539,000 of their senior notes into 1,209,038 shares of common stock of the Company, at a conversion price of $2.10 per share (Note H). The remaining outstanding balance of senior notes as of December 31, 2004 was $450,000.

NOTE H - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of December 31, 2004 and 2003, the Company has no preferred stock issued and outstanding. The company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2004 and 2003, the Company has 44,335,989 and 30,689,522 shares, respectively, of common stock issued and outstanding.

                                 TELKONET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE H - CAPITAL STOCK (CONTINUED)

During the year ended December 31, 2003, the Company issued 109,333 shares of common stock for an aggregate purchase price of $110,833 to certain employees upon exercise of employee stock options at approximately $1.01 per share. Additionally, the Company issued 187,499 shares of common stock for an aggregate purchase price of $187,500 to consultants upon exercise of non-employee stock options at approximately $1.00 per share. The Company also issued 333 shares of common stock for $666 of cash, net of costs and fees.

During the year ended December 31, 2003, the Company issued 315,000 shares of common stock for an aggregate purchase price of $157,500 to one of the Company's directors upon exercise of employee stock options exercised at $0.50 per share

During the year ended December 31, 2003, the Company issued an aggregate of 149,498 shares of common stock, having an aggregate fair market value of $319,105, to consultants in exchange for services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered.

During the year ended December 31, 2003, the Company issued an aggregate of 7,217,836 shares of common stock to its convertible debenture holders in exchange for $3,807,100 of debt (Note F) . The Company also issued an aggregate of 525,403 shares of common stock in exchange for accrued interest of $280,734 for Debenture 1 and Series B Debentures (Note F).

During the year ended December 31, 2003, the Company issued an aggregate of 3,599,250 and 500,000 shares of common stock for warrants exercised at $1.00 and $0.50 per share, respectively.

During the year ended December 31, 2003, the Company issued an aggregate of 2,011,000 restricted shares of common stock for warrants exercised at $1.00 per share, in exchange for $2,011,000 of Senior Notes (see Note G).

During the year ended December 31, 2003, the Company issued an aggregate of 36,000 shares of common stock to an employee in exchange for $64,469 of services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. Compensation costs of $64,469 were charged to operations.

During the year ended December 31, 2004, the Company issued 540,399 shares of common stock for an aggregate purchase price of $582,898 to certain employees upon exercise of employee stock options at approximately $1.08 per share. Additionally, the Company issued 328,333 shares of common stock for an aggregate purchase price of $328,333 to consultants upon exercise of non-employee stock options at approximately $1.00 per share.

During the year ended December 31, 2004, the Company issued an aggregate of 63,566 shares of common stock, having an aggregate fair market value of $196,315, to consultants in exchange for services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered.

During the year ended December 31, 2004, the Company issued an aggregate of 1,209,038 of restricted shares of common stock upon the election of certain senior note holders to convert their senior notes into equity at a conversion price of $2.10 per share (Note G).

During the year ended December 31, 2004, the Company issued 6,387,600 shares of its common stock for an aggregate purchase price of $12,726,843, net of costs and fees.

During the year ended December 31, 2004, the Company issued an aggregate of 4,000,950 shares of common stock upon the exercise of warrants at approximately $1.00 per share and an aggregate of 368,867 shares of common stock in exchange for 448,407 outstanding warrants.

During the year ended December 31, 2004, the Company issued an aggregate of 50,000 shares of common stock to consultants pursuant to warrants exercised at $2.54 per share.

                                 TELKONET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE H - CAPITAL STOCK (CONTINUED)

During the year ended December 31, 2004, the Company issued an aggregate of 324,000 shares of common stock in connection with the conversion of $62,000 aggregate principal amount of the Debenture-1 and $110,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 42,999 shares of common stock in exchange for accrued interest of $23,276 for Debenture 1 and Series B Debentures (Note H).

During the year ended December 31, 2004, the Company issued an aggregate of 36,000 shares of common stock to an employee in exchange for $107,779 of services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. Compensation costs of $107,779 were charged to operations.

In March 2004, the Company entered into consulting agreements (the "Agreements") with Aware Capital Consultants, Inc. and Scarborough, Ltd. ("Consultants"). Pursuant to the Agreements, the Company issued an aggregate of 1,000,000 shares of its restricted common stock to Consultants in exchange for professional services rendered and to be rendered. In accordance with EMERGING ISSUES TASK FORCE ISSUE 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES ("EITF 96-18"), the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued. Compensation cost of $2,500,000 was charged to operations during the year ended December 31, 2004.

The Company reorganized its capital structure in January 2002 whereby the Company agreed to repurchase common stock held by the founders of the Company. All founders shares were returned and canceled in March 2002, except for 705,285 shares which remained outstanding, but were subject to repurchase by the Company pending receipt of the share certificate evidencing those shares. During the year ended December 31, 2004, the remaining 705,285 shares of founder's stock were returned to and canceled by the Company.

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


                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average         Weighted                        Weighted
                          Number         Remaining Contractual       Average          Number         Average
    Exercise Prices     Outstanding          Life (Years)         Exercise Price    Exercisable   Exercise Price
    ---------------     -----------          ------------         --------------    -----------   --------------
    $1.00 - $1.99        6,183,600              7.93                  $ 1.00         4,158,878        $1.00
    $2.00 - $2.99        2,211,167              8.77                  $ 2.29           517,350        $2.23
    $3.00 - $3.99        1,200,000              9.38                  $ 3.44           142,250        $3.47
    $4.00 - $4.99           20,000              9.99                  $ 4.42                --        $0.00
                        -----------          ------------         --------------    -----------   --------------
                         9,614,767              8.31                  $ 1.61         4,818,478        $1.21
                        ===========          ============         ==============    ===========   ==============


                                 TELKONET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE I - STOCK OPTIONS AND WARRANTS (CONTINUED)

Employee Stock Options (Continued)
----------------------------------

Transactions involving stock options issued to employees are summarized as follows:

                                                                Weighted Average
                                             Number of Shares   Price Per Share
                                             ----------------   ---------------
         Outstanding at January 1, 2003           1,950,000      $        1.00
            Granted                               7,202,333               1.22
            Exercised                              (109,333)              1.01
            Cancelled or expired                   (750,000)              1.00
                                             ----------------   ---------------
         Outstanding at December 31, 2003         8,293,000      $        1.19
                                             ================    ==============
            Granted                               2,108,000               3.06
            Exercised                              (540,399)              1.08
            Cancelled or expired                   (245,834)              1.74
                                             ----------------   ---------------
         Outstanding at December 31, 2004         9,614,767      $        1.61
                                             ================   ===============


The weighted-average fair value of stock options granted to employees during the years ended December 31, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                              2004       2003
                                                              ----       ----
         Significant assumptions (weighted-average):
             Risk-free interest rate at  grant date          1.35%       1.13%

             Expected stock price volatility                   76%        118%
             Expected dividend payout                          --          --
             Expected option life (in years)                  5.0        10.0

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(20,923,045) and $(0.51), respectively, for the year ended December 31, 2004; and $(12,869,048) and $(0.62), respectively, for the year ended December 31, 2003.

Non-Employee Stock Options
--------------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average         Weighted                        Weighted
                          Number         Remaining Contractual       Average          Number         Average
    Exercise Prices     Outstanding          Life (Years)         Exercise Price    Exercisable   Exercise Price
    ---------------     -----------          ------------         --------------    -----------   --------------
    $        1.00       1,999,169              7.14                  $    1.07       1,570,002    $       1.09
    ==============      ===========          ============         ==============    ===========   ==============

                                 TELKONET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE I - STOCK OPTIONS AND WARRANTS (CONTINUED)

Non-Employee Stock Options (Continued)
--------------------------------------

Transactions involving options issued to non-employees are summarized as follows:

                                               Number of      Weighted Average
                                                Shares        Price Per Share
                                              -----------     ---------------
         Outstanding at January 1, 2003        1,555,000      $         1.00
            Granted                            1,900,000                1.00
            Exercised                           (187,500)               0.96
            Canceled or expired
                                              -----------     ---------------
         Outstanding at December 31, 2003      3,267,500      $         1.00
                                              ===========     ===============
            Granted                               60,000                3.45
            Exercised                           (328,331)               1.00
            Canceled or expired               (1,000,000)               1.00
                                              -----------     ---------------
         Outstanding at December 31, 2004      1,999,169      $         1.07
                                              ===========     ===============


The estimated value of the non-employee stock options vested during the year ended December 31, 2004 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 5 years, a risk free interest rate of 1.35%, a dividend yield of 0% and volatility of 76%. The amount of the expense charged to operations in connection with granting the options was $1,130,780 and $982,390 during the year ended December 31, 2004 and 2003, respectively.

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average         Weighted                        Weighted
                          Number         Remaining Contractual       Average          Number         Average
    Exercise Prices     Outstanding          Life (Years)         Exercise Price    Exercisable   Exercise Price
    ---------------     -----------          ------------         --------------    -----------   --------------
     $     1.00           540,900               1.15                 $    1.00        540,900       $    1.00
     $     2.97            35,000               1.38                 $    2.97         35,000       $    2.97
                        -----------          ------------         --------------    -----------   --------------
                          575,900               1.17                 $    1.12        575,900       $    1.12
                        ===========          ============         ==============    ===========   ==============

Transactions involving warrants are summarized as follows:

                                               Number of      Weighted Average
                                                Shares        Price Per Share
                                              -----------     ---------------
         Outstanding at January 1, 2003        3,531,460      $         0.84
            Granted                            8,591,800                1.01
            Exercised                         (6,963,770)               0.92
            Canceled or expired                       --                  --
         Outstanding at December 31, 2003      5,159,490      $         1.01
                                              ===========     ===============
            Granted                                   --                  --
            Exercised                         (4,468,590)               0.99
            Canceled or expired                 (115,000)               1.00
                                              -----------     ---------------

         Outstanding at December 31, 2004        575,900      $         1.12
                                              ===========     ===============

                                 TELKONET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE I - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants (Continued)
--------------------

The Company did not grant any compensatory warrants to non-employees during the year ended December 31, 2004. The estimated value of previously granted warrants vested during the period ended December 31, 2004 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 3 years, a risk free interest rate of 1.35%, a dividend yield of 0% and volatility of 76%. Compensation expense of $50,096 was charged to operations for the year ended December 31, 2004. The Company capitalized financing costs of $87,217 for compensatory warrants granted in connection with placement of convertible debentures during the year ended December 31, 2003. The financing cost was amortized over the life of the convertible debentures and all unamortized financing cost was expensed upon the conversion of the convertible debentures during the year ended December 31, 2003.

NOTE J - RELATED PARTY TRANSACTIONS

In January 2003, the Company entered into an informal agreement with Warren V. Musser, Chairman of the Board of Directors, pursuant to which the Company agreed to pay Mr. Musser a commission equal to 8.0% of the aggregate value of Series B Debentures purchased by persons referred to Telkonet, Inc. by Mr. Musser. Pursuant to this agreement, Mr. Musser received $8,000 during the year ended December 31, 2003.

In January 2003, the Company entered into an informal agreement with Howard Lubert, Telkonet's formed Chief Executive Officer, pursuant to which the Company agreed to pay Mr. Lubert a commission equal to 8.0% of the aggregate value of the Series B Debentures purchased by persons referred to Telkonet, Inc. by Mr. Lubert. Pursuant to this agreement, Mr. Lubert received $12,000 during the year ended December 31, 2003.

In January 2003, the Company entered into an employment agreement with Ronald W. Pickett, President and Chief Executive Officer of the Company, to provide for an annual compensation of $100,000 and 3,000 shares of restricted stock from the Employee Stock Option Plan for each month that he serves as President. As of December 31, 2004 and 2003, the Company has provided for the issuance of 36,000 shares of its common stock to Mr. Pickett each year.

In September 2003, the Company entered into a consulting agreement that provides for annual compensation of $100,000, payable monthly, with The Musser Group, an entity controlled by the Company's Chairman of the Board of Directors, for certain services. As of December 31, 2004 and 2003, an aggregate of $100,000 and $33,333 of consulting fees was charged to income pursuant to the agreement, respectively.

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $27,200,000 which expire through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $9,520,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

                                 TELKONET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE K - INCOME TAXES (CONTINUED)

Components of deferred tax assets as of December 31, 2004 are as follows:

          Non Current:
                 Net operating loss carryforward               $   9,520,000
                 Valuation allowance                              (9,520,000)
                                                               --------------
                 Net deferred tax asset                        $          --
                                                               ==============

NOTE L - LOSSES PER COMMON SHARE

The following table presents the computations of basic and dilutive loss per share:

                                                      2004           2003
                                                 --------------   -------------
Net loss available to common shareholders        $ (13,092,660)   $ (7,657,936)
                                                 ==============   =============
Basic and fully diluted loss per share           $       (0.32)   $      (0.37)
                                                 ==============   =============
Weighted average common shares outstanding          41,384,074      20,702,482
                                                 ==============   =============

NOTE M - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2004 and 2003 are as follows:

                                                  2004             2003
                                              --------------     --------------
        Accounts payable                      $     812,602      $     275,987
        Accrued interest                             21,611             67,350
        Accrued payroll and payroll taxes           348,471            283,699
        Other                                        13,240              2,816
                                              --------------     --------------
        Total                                 $   1,195,924      $     629,852
                                              =============      =============

NOTE N - COMMITMENTS AND CONTINGENCIES

Office Leases
-------------

The Company leases office space under a sub-lease agreement through November 2010 for office space which occupies approximately 11,600 square feet in Germantown, MD. The Company also leases office space through May 2007 for office space which occupies approximately 1,800 square feet in White Marsh, MD. Additionally, the Company leases a corporate apartment through May 2005 in Germantown, MD. Commitments for minimum rentals under non cancelable leases at December 31, 2004 are as follows:


                          2005                                 $ 177,412
                          2006                                   183,252
                          2007                                   170,203
                          2008                                   157,271
                          2009 and thereafter                    312,113
                                                              -----------
                                                              $1,000,251
                                                              ===========

Rental expenses charged to operations for the year ended December 31, 2004 and 2003 are $165,249 and $74,777, respectively.

                                 TELKONET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE N - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital Lease Obligations
-------------------------

Computer equipment and software includes the following amounts for capitalized leases at December 31, 2004 and 2003:

                                                             2004         2003
                                                         ---------     ---------
Computer equipment and software                          $ 52,000      $ 52,000

Less: accumulated depreciation and amortization           (15,600)       (5,200)
                                                         ---------     ---------
                                                         $ 36,400      $ 46,800
                                                         =========     =========

The Company has computer equipment and software purchased under non-cancelable leases with an original cost of $52,000. As of December 31, 2004, the Company has paid in full the lease obligation. Depreciation expense of $10,400 and $5,200 in connection with the capital leased equipment was charged to operations during the year ended December 31, 2004 and 2003, respectively.

Employment and Consulting Agreements
------------------------------------

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company's proprietary information.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation
----------

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE O - BUSINESS CONCENTRATION

Revenue from three (3) major customers approximated $219,963 or 31% of sales and $41,262 or 44% of sales for the years ended December 31, 2004 and 2003, respectively.