Form 10-Q
period 2005-03-31
TELKONET INC
filed 2005-05-10
CIK 1094084

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________.

                        Commission file number 000-27305

                                 TELKONET, INC.
               (Exact name of Issuer as specified in its charter)

           Utah                                           87-0627421
(State of Incorporation)                       (IRS Employer Identification No.)

               20374 Seneca Meadows Parkway, Germantown, MD 20876
                    (Address of Principal Executive Offices)

                                 (240) 912-1800
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,678,872 shares of Common Stock ($.001 par value) as of May 2, 2005.

                                       TELKONET, INC.

                            QUARTERLY REPORT ON FORM 10-Q FOR THE
                           QUARTERLY PERIOD ENDING MARCH 31, 2005

                                      Table of Contents
                                                                                       Page
                                                                                       ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets:
                March 31, 2005 and December 31, 2004                                     3

                Condensed Consolidated Statements of Losses:
                Three Months Ended March 31, 2005 and 2004                               4

                Condensed Consolidated Statement of Stockholders' Equity
                January 1, 2005 through March 31, 2005                                   5

                Condensed Consolidated Statements of Cash Flows:
                Three Months Ended March 31, 2005 and 2004                             6-7

                Notes to Unaudited Condensed Consolidated Financial Information:
                March 31, 2005                                                        8-18

   Item 2.  Management's Discussion and Analysis                                     19-26

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  26

   Item 4.  Controls and Procedures                                                     27

PART II. OTHER INFORMATION                                                              27

   Item 1.  Legal Proceedings                                                           27

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                 27

   Item 3.  Defaults Upon Senior Securities                                             27

   Item 4.  Submission of Matters to a Vote of Security Holders                         27

   Item 5.  Other Information                                                           27

   Item 6.  Exhibits                                                                    28


Item 1.           Financial Statements (Unaudited)


                                       TELKONET, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      (Unaudited)
                                                     March 31, 2005       December 31, 2004
                                                   -----------------      -----------------
ASSETS
CURRENT ASSETS:

Cash and cash equivalents                          $       9,203,498      $      11,838,702
Accounts Receivable: net of allowance for
 doubtful accounts of $13,000 at March
 31, 2005 and December 31, 2004                               93,046                 63,147
Inventory (Note G)                                         1,753,069              1,873,718
Prepaid expenses and deposits                                225,399                124,852
                                                   -----------------      -----------------
Total current assets                                      11,275,012             13,900,419

PROPERTY AND EQUIPMENT:

Furniture and equipment, at cost                             803,227                704,689
Less:  accumulated depreciation                              173,287                137,739
                                                   -----------------      -----------------

Total property and equipment, net                            629,940                566,950

EQUIPMENT UNDER OPERATING LEASES:
Capitalized equipment, at cost                               739,944                525,664
Less:  accumulated depreciation                              115,306                 75,329
                                                   -----------------      -----------------
Total equipment under operating leases, net                  624,638                450,335

OTHER ASSETS:
Long-term investments                                        550,000                500,000
Deposits                                                      78,708                 76,288
                                                   -----------------      -----------------

TOTAL ASSETS                                       $      13,158,298      $      15,493,992
                                                   =================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities           $       1,230,056      $       1,195,924
Convertible debentures, net of discounts
  - including related parties (Note B)                       155,933                     --
Customer deposits                                             87,779                 32,975
                                                   -----------------      -----------------

Total current liabilities                                  1,473,768              1,228,899

LONG TERM LIABILITIES:

Senior notes payable (Note C)                                450,000                450,000
Convertible debentures, net of discounts -
  including related parties (Note B)                              --                137,910
Deferred lease liability                                      41,215                 30,911
                                                   -----------------      -----------------
Total long term liabilities                                  491,215                618,821

COMMITMENTS AND CONTINGENCIES                                     --                     --

STOCKHOLDERS' EQUITY :
Preferred stock, par value $.001 per share;
  15,000,000 shares authorized; none
  issued and outstanding at March 31, 2005
  and December 31, 2004 (Note E)                                  --                     --

Common stock, par value $.001 per share;
  100,000,000 shares authorized; 44,614,174
  and 44,335,989 shares issued and outstanding
  at March 31, 2005 and December 31,
  2004, respectively (Note E)                                 44,615                 44,336
 Additional paid-in-capital                               41,442,515             40,811,208
 Accumulated deficit                                     (30,293,815)           (27,209,272)
                                                   -----------------      -----------------

Stockholders' equity                                      11,193,315             13,646,272
                                                   -----------------      -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $      13,158,298      $      15,493,992
                                                   =================      =================


  See accompanying footnotes to the unaudited condensed consolidated financial information


                                       TELKONET, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                         (UNAUDITED)


                                                      For The Three Months Ended March 31,
                                                           2005                    2004
                                                      ------------             ------------
Revenues, net:
Product                                               $    129,273             $    119,790
Rental                                                     116,915                   20,309
                                                      ------------             ------------

Total Revenue                                              246,188                  140,099

Cost of Sales:
Product                                                     90,982                  128,538
Rental                                                      66,408                    5,866
                                                      ------------             ------------

Total Cost of Sales                                        157,390                  134,404

Gross Profit                                                88,798                    5,695

Costs and Expenses:
Research and Development                                   447,925                  432,715
Selling, General and Administrative                      2,399,960                1,354,191
Non-Employee Stock Options and
  Warrants (Note D)                                        292,925                  213,541
Depreciation and Amortization                               39,303                   14,990
                                                      ------------             ------------
Total Operating Expense                                  3,180,113                2,015,437

Loss from Operations                                    (3,091,315)              (2,009,742)

Other Income (Expenses):
Interest Income                                             37,937                   18,880
Interest Expense                                           (31,165)                 (46,100)
                                                      ------------             ------------
Total Other Income (Expenses)                                6,772                  (27,220)

Loss Before Provision for Income Taxes                  (3,084,543)              (2,036,962)
Provision for Income Taxes                                      --                       --
                                                      ------------             ------------

Net Loss                                              $ (3,084,543)            $ (2,036,962)
                                                      ============             ============

Loss per common share (basic and
  assuming dilution)                                  $      (0.07)            $      (0.09)
                                                      ============             ============

Weighted average common shares
  outstanding                                           44,604,389               22,171,554


   See accompanying footnotes to the unaudited condensed consolidated financial information


                                                           TELKONET, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                        FOR THE PERIOD FROM JANUARY 1, 2005 TO MARCH 31, 2005


                                            Preferred                                    Additional
                              Preferred       Stock          Common         Common         Paid in     Accumulated
                               Shares         Amount         Shares      Stock Amount      Capital       Deficit           Total
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------
BALANCE AT JANUARY 1, 2005            --             --     44,335,989   $     44,336   $ 40,811,208   $(27,209,272)   $ 13,646,272
Shares issued for employee
  stock options exercised
  at approximately $1.10
  per share                           --             --        177,567            178        195,246             --         195,424
Shares issued in exchange
  for non-employee options
  exercised at $1.00 per
  share                               --             --         20,833             21         20,812             --          20,833
Shares issued in exchange
  for warrants exercised
  at $1.00 per share                  --             --         70,000             70         69,930             --          70,000

Shares issued to
  consultants in exchange
  for services rendered at
  approximately $5.73 per
  share                               --             --            785              1          4,499             --           4,500
Shares issued to an
  employee in exchange for
  services at
  approximately $5.32
  per share                           --             --          9,000              9         47,895             --          47,904
Stock options and warrants
  granted to consultants
  in exchange for services
  rendered (Note D)                   --             --             --             --        292,925             --         292,925

Net Loss                              --             --             --             --             --     (3,084,543)     (3,084,543)
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

BALANCE AT MARCH 31, 2005             --   $         --     44,614,174   $     44,615   $ 41,442,515   $(30,293,815)   $ 11,193,315
                            ============   ============   ============   ============   ============   ============    ============


                      See accompanying footnotes to the unaudited condensed consolidated financial information


                                               TELKONET, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                       For The Three Months Ended March 31,
                                                                          2005                     2004
                                                                       ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operating activities                                     $ (3,084,543)           $ (2,036,962)

Adjustments to reconcile net loss from operations
  to cash used in operating activities
Amortization of debt discount - beneficial conversion
  feature of convertible debentures                                           5,712                   5,472
Amortization of debt discount - value of warrants
  attached to convertible debentures                                         12,311                   2,538
Stock options and warrants issued in exchange for
  services rendered (Note D)                                                292,925                 213,541
Common stock issued in exchange for services
  rendered (Note E)                                                          52,404                 103,253
Common stock issued in exchange for conversion
  of interest (Note B)                                                           --                  23,276
Depreciation and amortization                                                76,130                  14,990
Increase / decrease in:
     Accounts receivable                                                    (29,899)                (62,030)
     Inventory                                                              120,649                 (95,329)
     Prepaid expenses and deposits                                          (48,163)                (62,358)
     Accounts payable and accrued expenses                                   34,132                (108,781)
     Deferred lease liability                                                10,304                      --
                                                                       ------------            ------------
NET CASH (USED IN) OPERATING ACTIVITIES                                  (2,558,038)             (2,002,390)

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs of equipment under operating leases                                  (214,885)                (24,186)
Investment in Amperion and BPL Global (Note F)                              (50,000)                     --
Purchase of property and equipment, net                                     (98,538)                (22,681)
                                                                       ------------            ------------
NET CASH (USED IN) INVESTING ACTIVITIES                                    (363,423)                (46,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs                                 --              12,726,843
Proceeds from exercise of warrants attached
  to notes payable                                                           70,000               3,940,200
Proceeds from exercise of employee and non-employee
  stock options and warrants                                                216,257                 297,666
Payment of capital leases                                                        --                  (8,667)
                                                                       ------------            ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   286,257              16,956,042

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          (2,635,204)             14,906,785

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                 11,838,702               5,177,918
                                                                       ------------            ------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                     $  9,203,498            $ 20,084,703
                                                                       ============            ============

          See accompanying footnotes to the unaudited condensed consolidated financial information


                                                 TELKONET, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)


                                                                           For The Three Months Ended March 31,
                                                                             2005                       2004
                                                                           ----------                ----------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                                   $    9,000                $   72,941

Income taxes paid                                                                  --                        --
Non-cash transactions:
Issuance of stock options and warrants in exchange for services
  rendered (Note D)                                                           292,925                   213,541
Common stock issued for services rendered                                      52,404                   103,253
Common stock issued in exchange for interest (Note B)                              --                    23,276
Common stock issued in exchange for conversion of Senior Notes (Note C)            --                 2,539,000
Common stock issued in exchange for convertible debentures (Note B)                --                   172,000
Write-off of beneficial conversion feature of conversion of
  debenture (Note B)                                                               --                   134,134
Write-off of value of warrants attached to debenture in connection
  with conversion (Note B)                                                         --                       531


            See accompanying footnotes to the unaudited condensed consolidated financial information


                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

General
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

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

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $13,000 at March 31, 2005 and December 31, 2004.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

Stock Based Compensation (Continued)
------------------------------------

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note D):

                                                       For the three months
                                                          ended March 31,
                                                        2005            2004
                                                    -----------     -----------
Net loss - as reported                              $(3,084,543)    $(2,036,962)
Add: Total stock based employee compensation
  expense as reported under intrinsic value
  method (APB. No. 25)                                       --              --
Deduct: Total stock based employee
  compensation expense as reported under
  fair value based method (SFAS No. 123)             (2,107,545)     (1,466,590)
                                                    -----------     -----------
Net loss - Pro Forma                                $(5,192,088)    $(3,503,552)
Net loss attributable to common
  stockholders - Pro forma                          $(5,192,088)    $(3,503,552)
Basic (and assuming dilution) loss per
  share - as reported                               $     (0.07)    $     (0.09)
Basic (and assuming dilution) loss per
  share - Pro forma                                 $     (0.12)    $     (0.16)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

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

Currently, there are no warranties provided with the purchase of the Company's products. The cost of replacing defective products and product returns have been immaterial and within management's expectations. In the future, when the Company deems warranty reserves are appropriate, such costs will be accrued to reflect anticipated warranty costs.

For equipment under lease, revenue is recognized over the lease term for operating lease and rental contracts. All of the Company's leases are accounted for as operating leases. At the inception of the lease, no lease revenue is recognized and the leased equipment, together with the initial direct costs of installation and support are capitalized, and appear on the balance sheet as "Equipment Under Operating Leases." The capitalized cost of this equipment is depreciated from two to three years, on a straight-line basis down to the Company's original estimate of the projected value of the equipment at the end of the scheduled lease term. Monthly lease payments are recognized as rental income.

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE
---------------------------------------------

A summary of convertible promissory notes payable at March 31, 2005 and December 31, 2004 is as follows:

                                                            March 31, 2005       December 31, 2004
                                                            --------------       -----------------
         Convertible notes payable ("Series B
         Debenture"), in quarterly installments of
         interest only at 8% per annum, unsecured
         and due three years from the date of the
         note with the latest maturity February
         2006; Noteholder has the option to
         convert unpaid note principal, together
         with accrued and unpaid interest, to the
         Company's common stock at a rate of $.55
         per share six months after issuance.                      210,000                 210,000

         Debt Discount - beneficial conversion
         feature, net of accumulated amortization
         of $61,560 and $49,249 at March 31, 2005
         and December 31, 2004, respectively.                      (36,932)                (49,243)

         Debt Discount - value attributable to
         warrants attached to notes, net of
         accumulated amortization of $28,553 and
         $22,841 at March 31, 2005 and December
         31, 2004, respectively.                                   (17,135)                (22,847)
                                                            --------------       -----------------
  Total                                                            155,933                 137,910
                                                            --------------       -----------------
  Less: current portion
                                                                  (155,933)                     --
                                                            --------------       -----------------
                                                            $           --       $         137,910
                                                            ==============       =================


                                                 10

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)
---------------------------------------------------------

Debenture-1
-----------

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

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)
---------------------------------------------------------

The Company amortized the Debenture 1 and the Series B Debenture debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $18,023 and $8,010 for the three months ended March 31, 2005 and 2004, respectively.

During the year ended December 31, 2003, the Debenture-1 noteholders demanded registration of that number of common shares of the Company sufficient to cover the conversion of their debentures and exercise of the attached warrants. Accordingly, the Company notified the Series B Debenture noteholders, Senior noteholders (Note C) and warrant holders with piggy-back registration rights of their right to participate in the registration. During the year ended December 31, 2003, the Company issued an aggregate of 7,217,836 shares of common stock in connection with the conversion of $1,627,100 aggregate principal amount of the Debenture-1 and $2,180,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 525,403 shares of common stock in exchange for accrued interest of $195,148 and $85,586 for Debenture 1 and Series B Debentures, respectively. During the three months ended March 31, 2004, the Company issued an aggregate of 324,001 shares of common stock in connection with the conversion of $62,000 aggregate principal amount of the Debenture-1 and $110,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 42,999 shares of common stock in exchange for accrued interest of $23,276 for Debenture 1 and Series B Debentures. All Debentrure-1 had been converted to common stock. There was no Debenture-1 outstanding at March 31, 2005 and December 31, 2004. The remaining outstanding Series B Debenture at March 31, 2005 and December 31, 2004 was $210,000.

In connection with the conversion of Debenture-1 and Series B Debentures, the Company wrote off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $2,046,479 and $296,470, respectively, as of December 31, 2003, and an additional $134,134 and $531, respectively, during the three months ended March 31, 2004.

NOTE C - SENIOR NOTES PAYABLE
-----------------------------

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

In January 2004, certain noteholders requested to convert their senior notes into Company restricted shares of common stock. The Company's Board of Directors approved this request by amending the terms of the Senior Note for a limited time. The Company immediately notified all of the outstanding Senior Note Holders of this temporary conversion option, and indicated that it would accept the surrender of the Senior Notes as consideration for the purchase of the registrant's common shares at a price of $2.10 per share. The conversion price represented the current market price of the Company's common stock. The remaining outstanding senior notes at March 31, 2005 and December 31, 2004 was $450,000.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE D - STOCK OPTIONS AND WARRANTS
-----------------------------------

Employee Stock Options
----------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.


                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average         Weighted                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
    $1.00 - $1.99         6,018,600               7.69                $ 1.00          4,506,100      $ 1.00
    $2.00 - $2.99         2,173,600               8.52                $ 2.29            606,650      $ 2.25
    $3.00 - $3.99         1,230,000               9.14                $ 3.41            170,583      $ 3.47
    $4.00 - $4.99           140,000               9.79                $ 4.58                 --      $   --
    $5.00 - $5.99           295,000               9.80                $ 5.29                 --      $   --
                        -----------           ------------        --------------    -----------   --------------
                          9,857,200               8.15                $ 1.77          5,283,333      $ 1.22
                        ===========           ============        ==============    ===========   ==============


Transactions involving stock options issued to employees are summarized as follows:

                                                                       Weighted Average
                                              Number of Shares         Price Per Share
                                              -----------------       -----------------
         Outstanding at January 1, 2003               1,950,000                    1.00
            Granted                                   7,202,333                    1.22
            Exercised                                  (109,333)                   1.01
            Cancelled or expired                       (750,000)                   1.00
                                              -----------------       -----------------
         Outstanding at December 31, 2003             8,293,000       $            1.19
                                              =================       =================
            Granted                                   2,108,000                    3.06
            Exercised                                  (540,399)                   1.08
            Cancelled or expired                       (245,834)                   1.74
                                              -----------------       -----------------
         Outstanding at December 31, 2004             9,614,767       $            1.61
                                              =================       =================
            Granted                                     460,000                    4.98
            Exercised                                  (177,567)                   1.10
            Cancelled or expired                        (40,000)                   2.34
                                              -----------------       -----------------
         Outstanding at March 31, 2005                9,857,200       $            1.77
                                              =================       =================


The weighted-average fair value of stock options granted to employees during the period ended March 31, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                               2005                2004
                                                           -------------        ----------
       Significant assumptions (weighted-average):
           Risk-free interest rate at grant date           3.50 to 4.00%             1.00%
           Expected stock price volatility                           76%               32%
           Expected dividend payout                                  --                --
           Expected option life-years                                5.0              10.0


If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(5,192,088) and $(0.12) for the period ended March 31, 2005 and $(3,503,552) and $(0.16) for the period ended March 31, 2004, respectively.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)
-----------------------------------

Non-Employee Stock Options
--------------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Price      Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    --------------      -----------           ------------        --------------    -----------   --------------
        $ 1.00            1,918,336                   7.09             $ 1.00        1,585,000        $ 1.00
        $ 3.45              120,000                   9.25             $ 3.45           75,000        $ 3.45
    --------------      -----------           ------------        --------------    -----------   --------------
                          2,038,336                   7.22             $ 1.14        1,660,000        $ 1.11
                        ===========           ============        ==============    ===========   ==============

Transactions involving options issued to non-employees are summarized as follows:

                                                                       Weighted Average
                                               Number of Shares        Price Per Share
                                              -----------------       -----------------
         Outstanding at January 1, 2003               1,555,000                    1.00
            Granted                                   1,900,000                    1.00
            Exercised                                  (187,500)                   0.96
            Canceled or expired                              --                      --
                                              -----------------       -----------------
         Outstanding at December 31, 2003             3,267,500       $            1.00
                                              =================       =================
            Granted                                      60,000                    3.45
            Exercised                                  (328,331)                   1.00
            Canceled or expired                      (1,000,000)                   1.00
                                              -----------------       -----------------

         Outstanding at December 31, 2004             1,999,169       $            1.07
                                              =================       =================
            Granted                                      60,000                    3.45
            Exercised                                   (20,833)                   1.00
            Canceled or expired                              --                      --
                                              -----------------       -----------------
         Outstanding at March 31, 2005                2,038,336       $            1.14
                                              =================       =================


The estimated value of the non-employee stock options vested during the period ended March 31, 2005 was determined using the Black-Scholes option pricing model and the following assumptions: estimated option life of 1 to 3 years, a risk free interest rate of 3.50 to 4.00%, a dividend yield of 0% and volatility of 76%. The amount of the expense charged to operations in connection with granting the options was $288,144 and $213,541 during the period ended March 31, 2005 and 2004, respectively.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)
-----------------------------------

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.


                                Warrants Outstanding                                   Warrants Exercisable
                                --------------------                                   --------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
        $ 1.00              470,900               0.92                $ 1.00            470,900      $ 1.00
        $ 2.97               35,000               1.14                $ 2.97             35,000      $ 2.97
    ---------------     -----------           ------------        --------------    -----------   --------------
                            505,900               0.94                $ 1.14            505,900      $ 1.14
                        ===========           ============        ==============    ===========   ==============

Transactions involving warrants are summarized as follows:

                                                                       Weighted Average
                                              Number of Shares         Price Per Share
                                              -----------------       -----------------
         Outstanding at January 1, 2003               3,531,460       $            0.84
            Granted                                   8,591,800                    1.01
            Exercised                                (6,963,770)                   0.92
            Canceled or expired                              --                      --
                                              -----------------       -----------------
         Outstanding at December 31, 2003             5,159,490       $            1.01
                                              =================       =================
            Granted                                          --                      --
            Exercised                                (4,468,590)                   0.99
            Canceled or expired                        (115,000)                   1.00
                                              -----------------       -----------------

         Outstanding at December 31, 2004               575,900       $            1.12
                                              =================       =================
            Granted                                          --                      --
            Exercised                                   (70,000)                   1.00
            Canceled or expired                              --                      --
                                              -----------------       -----------------

         Outstanding at March 31, 2005                  505,900       $            1.14
                                              =================       =================


The Company did not grant any compensatory warrants to non-employees during the period ended March 31, 2005. The estimated value of previously granted warrants vested during the period ended March 31, 2005 was determined using the Black-Scholes option pricing model and the following assumptions: warrant remaining life of 0.94 years, a risk free interest rate of 3.30%, a dividend yield of 0% and volatility of 76%. Compensation expense of $4,782 was charged to operations for the period ended March 31, 2005.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE E - CAPITAL STOCK
----------------------

The Company has authorized 15,000,000 shares of preferred stock, par value $.001 per share. As of March 31, 2005 and December 31, 2004, the Company had no preferred stock issued and outstanding. The Company has authorized 100,000,000 shares of common stock, par value $.001 per share. As of March 31, 2005 and December 31, 2004, the Company had 44,614,174 and 44,335,989 shares of common stock issued and outstanding, respectively.

During the period ended March 31, 2005, the Company issued an aggregate of 177,567 shares of common stock for an aggregate purchase price of $195,424 to certain employees upon exercise of employee stock options at approximately $1.10 per share. Additionally, the Company issued an aggregate of 20,833 shares of common stock for an aggregate purchase price of $20,833 to consultants upon exercise of non-employee stock options at $1.00 per share.

During the period ended March 31, 2005, the Company issued an aggregate of 785 shares of common stock, having an aggregate fair market value of $4,500, to consultants in exchange for services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. Compensation costs of $4,500 were charged to operations.

The Company issued an aggregate of 70,000 shares of common stock to consultants upon the exercise of warrants at approximately $1.00 per share.

The Company issued an aggregate of 9,000 shares of common stock to an employee in exchange for $47,904 of services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. Compensation costs of $47,904 were charged to operations.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE F - LONG-TERM INVESTMENTS
------------------------------

Amperion, Inc.
--------------

On November 30, 2004, the Company entered into a Stock Purchase Agreement ("Agreement") with Amperion, Inc. ("Amperion"), a privately held company. Amperion is engaged in the business of developing networking hardware and software that enables the delivery of high-speed broadband data over medium-voltage power lines. Pursuant to the Agreement, the Company invested $500,000 in Amperion in exchange for 11,013,215 shares of Series A Preferred Stock for an equity interest of approximately 4.7%. The Company has the right to appoint one person to Amperion's seven-person board of directors. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee.

BPL Global, Ltd.
----------------

On February 4, 2005, the Company approved an investment of $100,000 in BPL Global, Ltd. ("BPL Global"), a privately held company. This investment when fully funded will represent an equity interest of approximately 5.8%. BPL Global, is engaged in the business of developing broadband services via power lines through joint ventures in the United States, Asia, Eastern Europe and the Middle East. As of March 31, 2005, the Company has funded $50,000 of this commitment and anticipates the remaining balance funded in the second quarter of 2005. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee.

It is the policy of the Company to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The Company identifies and records impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. The fair value of the Company's investment in Amperion and BPL Global,. remained at $500,000 and $50,000, respectively, as of March 31, 2005.

NOTE G - INVENTORIES
--------------------

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of Gateways, eXtenders, Couplers and iBridges, which are the significant components of the Telkonet solution. Components of inventories as of March 31, 2005 and December 31, 2004 are as follows:

                                         March 31, 2005        December 31, 2004
                                         --------------        -----------------
         Raw Materials                   $      539,696        $         748,110

         Finished Goods
                                              1,213,373                1,125,608
                                         --------------        -----------------
                                         $    1,753,069        $       1,873,718
                                         ==============        =================

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

Forward Looking Statements

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

         REVENUES
         --------

         In 2004, the Company changed its sales model in the Hospitality and Multi-Dwelling markets from principally product sales to include a recurring (lease) model. Accordingly, revenues associated with these leases are recognized ratably over a three to five year lease term. The table below outlines product versus recurring (lease) revenues for comparable periods:

                     -----------------------------------------------------------
                                         Three Months Ended
                     -----------------------------------------------------------
Revenue:               March 31, 2005      March 31, 2004         Variance

Recurring (lease)    $ 116,915       47% $  20,309       14% $  96,606      476%
Product                129,273       53%   119,790       86%     9,483        8%
                     --------- --------- --------- --------- --------- ---------
Total                $ 246,188      100% $ 140,099      100% $ 106,089       76%
                     ========= ========= ========= ========= ========= =========

         RECURRING REVENUE

         The increase in recurring (lease) revenue was primarily due to the increase in non-cancelable leases. Revenues to be recognized under these non-cancelable leases (backlog) was approximately $1,335,000 and $125,000 as of March 31, 2005 and 2004, respectively. The weighted average remaining lease term was approximately 31 and 34 months, respectively. The associated unamortized capitalized costs in connection with these leases was approximately $625,000 and $49,000, respectively.

         PRODUCT REVENUE

         Product revenue principally arises from the sale of iBridges and other PlugPlus(TM) components directly to customers. Revenues to date have primarily been derived from the Hospitality and Multi-Dwelling business units. The Company has expanded its marketing efforts in the International and Government markets based on its European certification (CE) received in March 2005 and anticipation of its FIPS-140-2 certification for the Government market. International revenues are expected to commence in the second quarter of 2005.

         COST OF SALES
         -------------


                      ----------------------------------------------------------
                                              Three Months Ended
                      ----------------------------------------------------------
Cost of Sales:         March 31, 2005      March 31, 2004         Variance

Recurring (lease)     $  66,408    57%   $   5,866    29%   $    60,542   1032%
Product                  90,982    70%     128,538   107%       (37,556)   (29%)
                      ---------          ---------          -----------
Total                 $ 157,390    64%   $ 134,404    96%   $    22,986     17%
                      =========          =========          ===========


         RECURRING (LEASE) COSTS

         Lease Cost primarily represents the amortization of the capitalized costs which are amortized over the lease term and include Telkonet equipment, installation labor and customer support. This increase compared to the prior year quarter is commensurate with the increase in leases.

         PRODUCT COSTS

         Product cost primarily includes Telkonet equipment cost and installation labor. During the quarter ended March 31, 2004, certain complex installations resulted in additional installation labor as the Company was implementing its initial installations. The Company continues to refine its installation processes enabling lower costs.

         GROSS PROFIT
         ------------

                      ----------------------------------------------------------
                                             Three Months Ended
                      ----------------------------------------------------------
Gross Profit:           March 31, 2005      March 31, 2004         Variance

Recurring (lease)     $  50,507     43%   $  14,443    71%    $  36,064     250%
Product                  38,291     30%      (8,748)   (7%)      47,039     538%
                      ---------           ---------           ---------
Total                 $  88,798     36%   $   5,695     4%    $  83,103    1459%
                      =========           =========           =========

         Gross profit associated with both the recurring lease and product revenues for the current quarter improved over the same quarter last year primarily as a result of improved installation processes, including upfront site surveys and standardized training.

         Historically the effects of inflation and any other changes in prices, in management's opinion, have not been material.

         OPERATING EXPENSES
         ------------------

         Overall expenses increased $1,164,676 or 57.8% compared to the first quarter in 2004. This increase is principally due to payroll and related costs. The number of employees increased from 30 at March 31, 2004 to 61 at March 31, 2005. This increase was principally due to salary and travel costs related to sales and marketing functions. Other increased costs were incurred in non-employee compensation for services, advertising and trade shows, and rent.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         The Company's current assets exceeded current liabilities as of March 31, 2005 and December 31, 2004 by $9,801,244 and $12,671,520, respectively. Of the total current assets as of March 31, 2005 of $11,275,012 and as of December 31, 2004 of $13,900,419, cash represented $9,203,498 and $11,838,702, respectively.

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

         PRODUCT RESEARCH AND DEVELOPMENT
         --------------------------------

         Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenses for the quarter ended March 31, 2005 increased $15,210, or 3.5%, over the comparable period in 2004. This increase was primarily related to an increase in salaries and related costs associated with the addition of 4 full-time employees and costs related to CE and FIPS 140-2 certifications of the Company's product.

         SELLING, GENERAL AND ADMINISTRATIVE
         -----------------------------------

         Selling, general and administrative expenses increased for the quarter ended March 31, 2005 over the comparable prior year by $1,045,769, or 77.2%. This increase is related to an increase in payroll and associated costs for sales and marketing resources, advertising, trade shows, and rent and related facility costs.

         ACQUISITION OR DISPOSITION OF PROPERTY AND EQUIPMENT
         ----------------------------------------------------

         During the quarter ended March 31, 2005, fixed assets increased $98,538 or 14%, which is primarily related to sales support software and computer equipment related to new employees. The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company's day-to-day operations.

         In April 2005, the Company entered into a lease agreement for 6,742 square feet of commercial office space in Crystal City, Virginia. Pursuant to this lease, the Company has agreed to assume a portion of the build-out cost for this facility. The Company anticipates that it will spend approximately $200,000 in connection with this relocation, which expenses include security deposit, office furniture and telephone equipment.

         NUMBER OF EMPLOYEES
         -------------------

         As of May 2, 2005, the Company had sixty-nine (69) full time employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees. The Company anticipates that it will increase its employment base to meet the needs outlined in its business plan.

         As the Company continues to expand, the Company plans to incur additional costs for personnel. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing in excess of its existing capital resources. Although the Company believes it has sufficient capital as of May 2, 2005 to support the anticipated growth in operations, there can be no assurance that the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

                               Disclosure of Contractual Obligations

                          -----------------------------------------------------------------------------------------------
                                                              PAYMENT DUE BY PERIOD
------------------------- ----------------- ------------------- -------------------- ---------------- -------------------
CONTRACTUAL OBLIGATIONS        TOTAL         LESS THAN 1 YEAR        1-3 YEARS          3-5 YEARS     MORE THAN 5 YEARS
------------------------- ----------------- ------------------- -------------------- ---------------- -------------------
Long-Term Debt                   -                  -                    -                  -                 -
Obligations
------------------------- ----------------- ------------------- -------------------- ---------------- -------------------
Capital Lease                    -                  -                    -                  -                 -
Obligations
------------------------- ----------------- ------------------- -------------------- ---------------- -------------------
Operating Lease              $1,687,935          $349,333           $1,026,489          $312,113              -
Obligations (1)
------------------------- ----------------- ------------------- -------------------- ---------------- -------------------
Purchase Obligations             -                  -                    -                  -                 -
------------------------- ----------------- ------------------- -------------------- ---------------- -------------------
Other Long-Term                  -                  -                    -                  -                 -
Liabilities Reflected
on the Registrant's
Balance Sheet Under GAAP
------------------------- ----------------- ------------------- -------------------- ---------------- -------------------
Total                        $1,687,935          $349,333           $1,026,489          $312,113              -
------------------------- ----------------- ------------------- -------------------- ---------------- -------------------

(1) Obligations represent Real Estate leases for Corporate and Sales Offices and includes the commercial office space lease in Crystal City, VA which commenced in April 2005.


                                                            22

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

         The Company recently emerged from its development stage as of December 31, 2003. As a result, it has no operating history upon which to base an evaluation of its current business and future prospects. The Company has not generated substantial revenues since its inception. Because of the Company's lack of an operating history, management has limited insight into trends that may emerge and could materially adversely affect the Company's business. Prospective investors should consider the risks and difficulties the Company may encounter in its new and rapidly evolving market, especially given the Company's lack of operating history. These risks include the Company's ability to:

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

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT AND EXPECTS TO CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         Since inception through March 31, 2005, the Company has incurred cumulative losses of $30,293,815 and has never generated enough funds through operations to support its business. The Company expects to continue to incur substantial operating losses through 2005. The Company's losses to date have resulted principally from:

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

         As of March 31, 2005, the Company's officers and directors owned 22.6% of the Company's issued and outstanding common stock. This means that the Company's officers and directors, as a group, exercise significant control over matters upon which the Company's stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.

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

THE EXERCISE OF OPTIONS AND WARRANTS OUTSTANDING AND AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

         As of March 31, 2005, the Company had outstanding employee options to purchase a total of 9,857,200 shares of common stock at exercise prices ranging from $1.00 to $5.08 per share, with a weighted average exercise price of $1.77. As of March 31, 2005, the Company had outstanding non-employee options to purchase a total of 2,038,336 shares of common stock at exercise prices ranging from $1.00 to $3.45 per share, with a weighted average exercise price of $1.14 per share. As of March 31, 2005, the Company had warrants outstanding to purchase a total of 505,900 shares of common stock at exercise prices ranging from $1.00 to $2.97 per share, with a weighted average exercise price of $1.14. In addition, as of March 31, 2005, the Company had 33,974 additional shares of common stock which may be issued in the future under the Amended and Restated Telkonet, Inc. Stock Incentive Plan. The Company anticipates that the Board will authorize the issuance of additional shares under the plan. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of the Company's common stock.

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

PRODUCTS SOLD BY THE COMPANY'S COMPETITORS COULD BECOME MORE POPULAR THAN THE COMPANY'S PRODUCTS OR RENDER THE COMPANY'S PRODUCTS OBSOLETE.

         The market for powerline communications products is highly competitive. The Company believes it has the only commercial integrated three phase solution for "in-building" distribution of broadband utilizing the electrical wiring infrastructure. The Linksys Division of Cisco Systems, Inc. (Linksys) and Netgear, Inc. offer similar PLC solutions for the residential market. Althought Linksys and Netgear do not presently complete with the Company in the commercial market, there can be no assurance that Linksys, Netgear or any other company will not develop PLC products that compete with the Company's products in the future. These potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These potential competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than the Company can. As a result, the Company may not be able to compete successfully with these potential competitors and these potential competitors may develop or market technologies and products that are more widely accepted than those being developed by the Company or that would render the Company's products obsolete or noncompetitive. The Company anticipates that potential competitors will also intensify their efforts to penetrate the Company's target markets. These potential competitors may have more advanced technology, more extensive distribution channels, stronger brand names, bigger promotional budgets and larger customer bases than the Company does. These companies could devote more capital resources to develop, manufacture and market competing products than the Company could. If any of these companies are successful in competing against the Company, sales could decline, margins could be negatively impacted, and the Company could lose market share, any of which could seriously harm the Company's business and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Short Term Investments

We held no marketable securities as of March 31, 2005. Our excess cash is held in money market accounts in a bank and brokerage firms both of which are nationally ranked top tier firms with an average return of approximately 200 basis points. Due to the conservative nature of our investment portfolio, an increase or decrease of 100 basis points in interest rates would not have a material effect on our results of operations or the fair value of our portfolio.

Investments in Privately Held Companies

We have invested in privately held companies, which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As a result, we could lose our entire initial investment in these companies. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of these companies and none is expected to develop. These investments are carried at cost, which as of May 2, 2005 was $550,000, compared with $500,000 at December 31, 2004, and are recorded in other assets in the Consolidated Balance Sheets. To date, there has been no impairment charges based on management's assessment of these investments. Both investments are recent transactions which have occurred within the last six months.

Item 4. Controls and Procedures.

As of March 31, 2005, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic filings with the U.S. Securities and Exchange Commission. There were no significant changes in the Company's internal controls or in other factors that have materially affected, or are reasonable likely to materially affect, the Company's internal controls subsequent to the date of the most recent evaluation.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2005, the Company agreed to issue 9,000 shares of common stock to Ronald W. Pickett, the Company's Chief Executive Officer, pursuant to his employment agreement, dated January 30, 2004.

The foregoing was effected in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

During the three months ended March 31, 2005, the Company granted options to purchase 460,000 shares of common stock to certain employees of the Company. These options are exercisable for a period of ten years following the date of grant at an average exercise price of $4.98 per share. The options were issued pursuant to the Amended and Restated Telkonet, Inc. Stock Incentive Plan. The shares of common stock underlying the options have been registered with the Securities and Exchange Commission on a Form S-8 Registration Statement.



                                      ISSUER PURCHASES OF EQUITY SECURITIES
                                      -------------------------------------

------------------------ --------------------- ------------------- ---------------------- ----------------------
                                                                                            (D) MAXIMUM NUMBER
                                                                                             (OR APPROXIMATE
                                                                                             DOLLAR VALUE) OF
                                                                    (C) TOTAL NUMBER OF    SHARES THAT MAY YET
                                                                    SHARES PURCHASED AS     BE PURCHASED UNDER
                                                                      PART OF PUBLICLY    THE PLANS OR PROGRAMS
                          (A) TOTAL NUMBER OF   (B) AVERAGE PRICE    ANNOUNCED PLANS OR
         PERIOD             SHARES PURCHASED      PAID PER SHARE          PROGRAMS
------------------------ --------------------- ------------------- ---------------------- ----------------------

January 1-January 30,              0                   n/a                   0                      0
2005
------------------------ --------------------- ------------------- ---------------------- ----------------------
February 1-February 28,            0                   n/a                   0                      0
2005
------------------------ --------------------- ------------------- ---------------------- ----------------------
March 1-March 31, 2005             0                   n/a                   0                      0
------------------------ --------------------- ------------------- ---------------------- ----------------------
Total                              0                   n/a                   0                      0
------------------------ --------------------- ------------------- ---------------------- ----------------------

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

(b)      Reports on Form 8-K filed during the three months ended March 31, 2005.

         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Telkonet, Inc.
                                                    Registrant


Date: May 10, 2005                                  By: /s/ Ronald W. Pickett
---------------------------                             -----------------------
                                                        Ronald W. Pickett
                                                        Chief Executive Officer