Form 10-Q
period 2005-06-30
TELKONET INC
filed 2005-08-09
CIK 1094084

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________.

                       For the period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,808,636 shares of Common Stock ($.001 par value) as of August 1, 2005.

                                            TELKONET, INC.

                                QUARTERLY REPORT ON FORM 10-Q FOR THE
                                QUARTERLY PERIOD ENDING JUNE 30, 2005


                                          Table of Contents
                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                  June 30, 2005 and December 31, 2004                                               3

                  Condensed Consolidated Statements of Losses:
                  Three and Six months Ended June 30, 2005 and 2004                                 4

                  Condensed Consolidated Statement of Stockholders' Equity
                  January 1, 2005 through June 30, 2005                                             5

                  Condensed Consolidated Statements of Cash Flows:
                  Six months Ended June 30, 2005 and 2004                                         6-7

                  Notes to Unaudited Condensed Consolidated Financial Information:
                  June 30, 2005                                                                  8-19

         Item 2.  Management's Discussion and Analysis                                          20-29

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                      29

         Item 4.  Controls and Procedures                                                          29

PART II. OTHER INFORMATION                                                                         30

         Item 1.  Legal Proceedings                                                                30

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                      30

         Item 3.  Defaults Upon Senior Securities                                                  30

         Item 4.  Submission of Matters to a Vote of Security Holders                              30

         Item 5.  Other Information                                                                30

         Item 6.  Exhibits                                                                         31


         Item 1.  Financial Statements (Unaudited)

                                                        TELKONET, INC.
                                             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         (Unaudited)
                                                                                        June 30, 2005        December 31, 2004
                                                                                       ----------------      -----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                              $      5,861,879      $      11,838,702
Accounts Receivable: net of allowance for doubtful
  accounts of $13,000 at June 30, 2005 and December 31, 2004                                     71,567                 63,147
Inventory (Note G)                                                                            1,839,991              1,873,718
Prepaid expenses and deposits                                                                   144,462                124,852
                                                                                       ----------------      -----------------
Total current assets                                                                          7,917,899             13,900,419

PROPERTY AND EQUIPMENT:
Furniture and equipment, at cost                                                                985,973                704,689
Less: accumulated depreciation                                                                  219,750                137,739
                                                                                       ----------------      -----------------
Total property and equipment, net                                                               766,223                566,950

EQUIPMENT UNDER OPERATING LEASES:
Capitalized equipment, at cost                                                                  904,625                525,664
Less: accumulated depreciation                                                                  172,212                 75,329
                                                                                       ----------------      -----------------
Total equipment under operating leases, net                                                     732,413                450,335

OTHER ASSETS:
Long-term investments (Note F)                                                                  550,000                500,000
Deposits                                                                                        154,216                 76,288
                                                                                       ----------------      -----------------
Total other assets                                                                              704,216                576,288

TOTAL ASSETS                                                                           $     10,120,751      $      15,493,992
                                                                                       ================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                                               $      1,612,127      $       1,195,924
Convertible debentures, net of discounts - including related parties (Note B)                   173,956                     --
Senior notes payable (Note C)                                                                   450,000                     --
Customer deposits                                                                                84,444                 32,975
                                                                                       ----------------      -----------------
 Total current liabilities                                                                    2,320,527              1,228,899

LONG TERM LIABILITIES:
Senior notes payable (Note C)                                                                        --                450,000
Convertible debentures, net of discounts - including related parties (Note B)                        --                137,910
Deferred lease liability                                                                         41,582                 30,911
                                                                                       ----------------      -----------------
Total long term liabilities                                                                      41,582                618,821

COMMITMENTS AND CONTINGENCIES                                                                        --                     --

STOCKHOLDERS' EQUITY :
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none
  issued and outstanding at June 30, 2005 and December 31, 2004 (Note E)                             --                     --
Common stock, par value $.001 per share; 100,000,000 shares authorized; 44,729,573 and 44,335,989 shares issued and outstanding at June 30, 2005 and December 31,
  2004, respectively (Note E)                                                                    44,730                 44,336
Additional paid-in-capital                                                                   41,787,709             40,811,208
Accumulated deficit                                                                         (34,073,797)           (27,209,272)
                                                                                       ----------------      -----------------
Stockholders' equity                                                                          7,758,642             13,646,272
                                                                                       ----------------      -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $     10,120,751      $      15,493,992
                                                                                       ================      =================


                   See accompanying footnotes to the unaudited condensed consolidated financial information


                                                        TELKONET, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                          (UNAUDITED)


                                                  For The Three months Ended June 30,       For The Six months Ended June 30,
                                                      2005                   2004              2005                 2004
                                                  ------------           ------------      ------------          ------------
Revenues, net:
Product                                           $    310,250           $    226,022      $    439,523          $    345,813
Rental                                                 162,697                 45,881           279,612                66,189
                                                  ------------           ------------      ------------          ------------
Total Revenue                                          472,947                271,903           719,135               412,002

Cost of Sales:
Product                                                253,773                238,701           344,755               367,239
Rental                                                  98,383                 20,428           164,791                26,294
                                                  ------------           ------------      ------------          ------------
Total Cost of Sales                                    352,156                259,129           509,546               393,533

Gross Profit                                           120,791                 12,774           209,589                18,469

Costs and Expenses:
Research and Development                               472,802                413,489           920,727               846,204
Selling, General and Administrative                  3,146,754              1,808,796         5,546,713             3,162,987
Consulting Fees                                             --              2,500,000                --             2,500,000
Non-Employee Stock Options and
  Warrants (Note D)                                    233,612                251,549           526,537               465,090
Depreciation and Amortization                           46,462                 32,710            85,766                47,700
                                                  ------------           ------------      ------------          ------------
Total Operating Expense                              3,899,630              5,006,544         7,079,743             7,021,981

Loss from Operations                                (3,778,839)            (4,993,770)       (6,870,154)           (7,003,512)

Other Income (Expenses):
Interest Income                                         30,021                 33,182            67,959                52,062
Interest Expense                                       (31,165)               (21,615)          (62,330)              (67,715)
                                                  ------------           ------------      ------------          ------------
Total Other Income (Expenses)                           (1,144)                11,567             5,629               (15,653)

Loss Before Provision for Income Taxes              (3,779,983)            (4,982,203)       (6,864,525)           (7,019,165)

Provision for Income Taxes                                  --                     --                --                    --
                                                  ------------           ------------      ------------          ------------

Net Loss                                          $ (3,779,983)          $ (4,982,203)     $ (6,864,525)         $ (7,019,165)
                                                  ============           ============      ============          ============

Loss per common share (basic and
  assuming dilution)                              $      (0.08)          $      (0.11)     $      (0.15)         $      (0.18)
                                                  ============           ============      ============          ============

Weighted average common shares
  outstanding                                       44,670,946             43,465,142        44,570,404            39,042,528


                   See accompanying footnotes to the unaudited condensed consolidated financial information


                                                           TELKONET, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                        FOR THE PERIOD FROM JANUARY 1, 2005 TO JUNE 30, 2005


                                            Preferred                                   Additional
                                Preferred     Stock         Common         Common        Paid in       Accumulated
                                 Shares       Amount        Shares      Stock Amount     Capital          Deficit          Total
                              ----------   -----------   ------------   ------------   ------------    ------------    ------------
BALANCE AT JANUARY 1, 2005            --            --     44,335,989   $     44,336   $ 40,811,208    $(27,209,272)   $ 13,646,272

Shares issued for employee
  stock options exercised
  at approximately $1.09
  per share                           --            --        221,400            222        241,270              --         241,492

Shares issued in exchange
  for non-employee options
  exercised at $1.00 per
  share                               --            --         41,666             42         41,625              --          41,667

Shares issued in exchange
  for warrants exercised
  at $1.00 per share                  --            --         74,400             74         74,326              --          74,400

Shares issued for cashless
  warrants exercised                  --            --         36,150             36            (36)             --              --

Shares issued to
  consultants in exchange
  for services rendered
  at approximately
  $5.73 per share                     --            --          1,968              2          8,998              --           9,000

Shares issued to an
  employee in exchange
  for services at
  approximately $5.32 per
  share                               --            --         18,000             18         83,781              --          83,799

Stock options and warrants
  granted to consultants
  in exchange for services
  rendered (Note D)                   --            --             --             --        526,537              --         526,537

Net Loss                              --            --             --             --             --      (6,864,525)     (6,864,525)
                              ----------   -----------   ------------   ------------   ------------    ------------    ------------

BALANCE AT JUNE 30, 2005              --   $        --     44,729,573   $     44,730   $ 41,787,709    $(34,073,797)   $  7,758,642
                              ==========   ===========   ============   ============   ============    ============    ============


                      See accompanying footnotes to the unaudited condensed consolidated financial information


                                                        TELKONET, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)


                                                                                           For The Six months Ended June 30,
                                                                                              2005                  2004
                                                                                           ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operating activities                                                         $ (6,864,525)        $ (7,019,165)
Adjustments to reconcile net loss from operations to cash used in operating activities
Amortization of debt discount - beneficial conversion feature of
  convertible debentures                                                                         24,622               10,944
Amortization of debt discount - value of warrants attached to
  convertible debentures                                                                         11,424                5,076
Stock options and warrants issued in exchange for services rendered
  (Note D)                                                                                      526,537              465,090
Common stock issued in exchange for services rendered (Note E)                                   92,799              178,881
Common stock issued in exchange for conversion of interest (Note B)                                  --               23,276
Common stock issued in exchange for consulting fees                                                  --            2,500,000
Depreciation, including depreciation of equipment under operating leases                        179,499               47,699
Increase / decrease in:
    Accounts receivable                                                                          (8,420)             (74,481)
    Inventory                                                                                    33,727             (370,498)
    Prepaid expenses and deposits                                                               (46,068)               6,295
    Accounts payable and accrued expenses                                                       416,203              499,987
    Deferred lease liability                                                                     10,671               10,303
                                                                                           ------------         ------------
NET CASH (USED IN) OPERATING ACTIVITIES                                                      (5,623,531)          (3,716,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs of equipment under operating leases                                                      (379,566)            (192,915)
Investment in Amperion and BPL Global (Note F)                                                  (50,000)                  --
Purchase of property and equipment, net                                                        (281,284)            (400,389)
                                                                                           ------------         ------------
NET CASH (USED IN) INVESTING ACTIVITIES                                                        (710,850)            (593,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs                                                     --           12,726,843
Proceeds from exercise of warrants attached to notes payable                                     74,400            4,073,700
Proceeds from exercise of employee and non-employee stock options and
  warrants                                                                                      283,158              620,249
Payment of capital leases                                                                            --              (11,834)
                                                                                           ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       357,558           17,408,958

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (5,976,823)          13,099,061

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                                     11,838,702            5,177,918
                                                                                           ------------         ------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                         $  5,861,879         $ 18,276,979
                                                                                           ============         ============


                   See accompanying footnotes to the unaudited condensed consolidated financial information


                                               TELKONET, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                           For The Six months Ended June 30,
                                                                           ---------------------------------
                                                                              2005                   2004
                                                                           ----------             ----------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                                   $   27,000             $   91,534
Income taxes paid                                                                  --                     --
Non-cash transactions:
Issuance of stock options and warrants in exchange for services
  rendered (Note D)                                                           526,537                465,090
Common stock issued for services rendered                                      92,799                178,881
Common stock issued in exchange for interest (Note B)                              --                 23,276
Common stock issued in exchange for consulting services                            --              2,500,000
Common stock issued in exchange for conversion of Senior Notes (Note C)            --              2,539,000
Common stock issued in exchange for convertible debentures (Note B)                --                172,000
Write-off of beneficial conversion feature of conversion of
  debenture (Note B)                                                               --                134,134
Write-off of value of warrants attached to debenture in connection
  with conversion (Note B)                                                         --                    531


          See accompanying footnotes to the unaudited condensed consolidated financial information


                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

Basis of Presentation
---------------------

Telkonet, Inc. (the "Company"), formerly Comstock Coal Company, Inc., was formed on November 3, 1999 under the laws of the state of Utah. The Company is engaged in the business of developing products for use in the powerline communications
(PLC) industry. PLC products use existing electrical wiring in commercial buildings and residences to carry high speed data communications signals, including the internet. Since the Company's formation, it has focused on development and marketing of its PLC technology.

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

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $13,000 at June 30, 2005 and December 31, 2004.

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

                                 TELKONET, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

Stock Based Compensation (Continued)
------------------------------------

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note D):

                                                                     For the three                        For the six
                                                                  months ended June 30,              months ended June 30,
                                                                 2005              2004              2005              2004
                                                             ------------      ------------      ------------      ------------
Net loss - as reported                                       $ (3,779,983)     $ (4,982,203)     $ (6,864,525)     $ (7,019,165)
Add: Total stock based employee compensation expense
  as reported under intrinsic value method (APB. No. 25)               --                --                --                --
Deduct: Total stock based employee compensation
  expense as reported under fair value based method
  (SFAS No. 123)                                               (2,102,383)       (1,672,345)       (4,209,928)       (3,138,935)
                                                             ------------      ------------      ------------      ------------
Net loss - Pro Forma                                         $ (5,882,366)     $ (6,654,548)     $(11,074,453)     $(10,158,100)
Net loss attributable to common stockholders - Pro
  forma                                                      $ (5,882,366)     $ (6,654,548)     $(11,074,453)     $(10,158,100)
Basic (and assuming dilution) loss per share - as
  reported                                                   $      (0.08)     $      (0.11)     $      (0.15)     $      (0.18)
Basic (and assuming dilution) loss per share - Pro
  forma                                                      $      (0.13)     $      (0.15)     $      (0.25)     $      (0.26)


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

                                 TELKONET, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

Revenue Recognition (Continued)
-------------------------------

Currently, there are no warranties provided with the purchase of the Company's products. The cost of replacing defective products and product returns have been immaterial and within management's expectations. In the future, when the Company deems warranty reserves are appropriate, such costs will be accrued to reflect anticipated warranty costs.

For equipment under lease, revenue is recognized over the lease term for operating lease and rental contracts. All of the Company's leases are accounted for as operating leases. At the inception of the lease, no lease revenue is recognized and the leased equipment and installation costs are capitalized and appear on the balance sheet as "Equipment Under Operating Leases." The capitalized cost of this equipment is depreciated from two to three years, on a straight-line basis down to the Company's original estimate of the projected value of the equipment at the end of the scheduled lease term. Monthly lease payments are recognized as rental income.

New Accounting Pronouncements
-----------------------------

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

                                 TELKONET, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2005 and December 31, 2004 is as follows:

                                                                     June 30, 2005       December 31, 2004
                                                                     -------------       -----------------
         Convertible notes payable ("Series B Debenture"),
         in quarterly installments of interest only at 8%
         per annum, unsecured and due three years from the
         date of the note with the latest maturity February
         2006; Noteholder has the option to convert unpaid
         note principal, together with accrued and unpaid
         interest, to the Company's common stock at a rate
         of $.55 per share six months after issuance.                $     210,000       $         210,000

         Debt Discount - beneficial conversion feature, net
         of accumulated amortization of $73,871 and $49,249
         at June 30, 2005 and December 31, 2004,
         respectively.                                                     (24,621)                (49,243)

         Debt Discount - value attributable to warrants
         attached to notes, net of accumulated amortization
         of $34,265 and $22,841 at June 30, 2005 and
         December 31, 2004, respectively.                                  (11,423)                (22,847)
                                                                     -------------       -----------------
         Total                                                             173,956                 137,910
                                                                     -------------       -----------------
         Less: current portion                                            (173,956)                     --
                                                                     -------------       -----------------
                                                                     $          --       $         137,910
                                                                     =============       =================


                                                      11

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

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

In connection with the placement of the Debenture-1 notes, the Company issued non-detachable warrants granting the holders the right to acquire, in the aggregate, 940,000 shares of the Company's common stock at $1.00 per share. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("Eitf 00-27"), the Company recognized the value attributable to the warrants in the amount of $77,254 to additional paid-in capital and a discount against the Debenture-1.The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.25%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Debenture-1's maturity period (three years) as interest expense.

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

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (CONTINUED)

The Company amortized the Debenture 1 and the Series B Debenture debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $36,046 and $16,020 for the six months ended June 30, 2005 and 2004, respectively.

During the year ended December 31, 2003, the Debenture-1 noteholders demanded registration of that number of common shares of the Company sufficient to cover the conversion of their debentures and exercise of the attached warrants. Accordingly, the Company notified the Series B Debenture noteholders, Senior noteholders (Note C) and warrant holders with piggy-back registration rights of their right to participate in the registration. During the year ended December 31, 2003, the Company issued an aggregate of 7,217,836 shares of common stock in connection with the conversion of $1,627,100 aggregate principal amount of the Debenture-1 and $2,180,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 525,403 shares of common stock in exchange for accrued interest of $195,148 and $85,586 for Debenture 1 and Series B Debentures, respectively. During the six months ended June 30, 2004, the Company issued an aggregate of 324,001 shares of common stock in connection with the conversion of $62,000 aggregate principal amount of the Debenture-1 and $110,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 42,999 shares of common stock in exchange for accrued interest of $23,276 for Debenture 1 and Series B Debentures. All Debentrure-1 had been converted to common stock as of June 30, 2004. There was no Debenture-1 outstanding at June 30, 2005 and December 31, 2004. The remaining outstanding Series B Debenture at June 30, 2005 and December 31, 2004 was $210,000. The Company has accounted for the outstanding Series B Debenture as a current liability at June 30, 2005.

In connection with the conversion of Debenture-1 and Series B Debentures, the Company wrote off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $2,046,479 and $296,470, respectively, as of December 31, 2003, and an additional $134,134 and $531, respectively, during the six-month period ended June 30, 2004.

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

In January 2004, certain noteholders requested to convert their senior notes into Company restricted shares of common stock. The Company's Board of Directors approved this request by amending the terms of the Senior Note for a limited time. The Company immediately notified all of the outstanding Senior Note Holders of this temporary conversion option, and indicated that it would accept the surrender of the Senior Notes as consideration for the purchase of the registrant's common shares at a price of $2.10 per share. The conversion price represented the current market price of the Company's common stock. The remaining outstanding senior notes at June 30, 2005 and December 31, 2004 was $450,000. The Company has accounted for the senior notes outstanding as current liabilities at June 30, 2005.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS

Employee Stock Options
----------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.


                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average         Weighted                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
    $1.00 - $1.99         5,976,267              7.46                 $1.00           4,979,184        $1.00
    $2.00 - $2.99         2,167,100              8.58                 $2.29             771,650        $2.25
    $3.00 - $3.99         1,845,000              9.44                 $3.34             326,417        $3.46
    $4.00 - $4.99           250,000              9.98                 $4.57               1,000        $4.64
    $5.00 - $5.99           315,000              9.79                 $5.30              13,500        $5.08
                        -----------           ------------        --------------    -----------   --------------
                         10,553,367              8.17                 $1.89           6,091,751        $1.30
                        ===========           ============        ==============    ===========   ==============

Transactions involving stock options issued to employees are summarized as follows:

                                                                       Weighted Average
                                                 Number of Shares      Price Per Share
                                                 ----------------      ---------------
         Outstanding at January 1, 2003                 1,950,000      $          1.00
           Granted                                      7,202,333                 1.22
           Exercised                                     (109,333)                1.01
           Cancelled or expired                          (750,000)                1.00
                                                 ----------------      ---------------
         Outstanding at December 31, 2003               8,293,000      $          1.19
                                                 ================      ===============
           Granted                                      2,108,000                 3.06
           Exercised                                     (540,399)                1.08
           Cancelled or expired                          (245,834)                1.74
                                                 ----------------      ---------------
         Outstanding at December 31, 2004               9,614,767      $          1.61
                                                 ================      ===============
           Granted                                      1,205,000                 3.97
           Exercised(Note E)                             (221,400)                1.09
           Cancelled or expired                           (45,000)                2.37
                                                 ----------------      ---------------
         Outstanding at June 30, 2005                  10,553,367      $          1.89
                                                 ================      ===============

The weighted-average fair value of stock options granted to employees during the period ended June 30, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                       2005             2004
                                                                       ----             ----
         Significant assumptions (weighted-average):
          Risk-free interest rate at  grant date                  3.50 to 3.75%        1.00%
          Expected stock price volatility                                   71%          32%
          Expected dividend payout                                            -            -
          Expected option life-years                                        5.0         10.0


If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(11,074,453) and $(0.25) for the period ended June 30, 2005 and $ (10,158,100) and $(0.26) for the period ended June 30, 2004, respectively.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Non-Employee Stock Options
--------------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Price      Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    --------------      -----------           ------------        --------------    -----------   --------------
         $1.00            1,897,503              6.83                 $1.00           1,647,500       $1.00
         $3.45               75,000              9.01                 $3.45              75,000       $3.45
                        -----------           ------------        --------------    -----------   --------------
                          1,972,503              6.96                 $1.09           1,722,500       $1.11
                        ===========           ============        ==============    ===========   ==============

Transactions involving options issued to non-employees are summarized as follows:

                                                                       Weighted Average
                                                 Number of Shares      Price Per Share
                                                 ----------------      ---------------
         Outstanding at January 1, 2003                 1,555,000      $          1.00
           Granted                                      1,900,000                 1.00
           Exercised                                     (187,500)                0.96
           Canceled or expired                                 --                   --
                                                 ----------------      ---------------
         Outstanding at December 31, 2003               3,267,500      $          1.00
                                                 ================      ===============
           Granted                                         60,000                 3.45
           Exercised                                     (328,331)                1.00
           Canceled or expired                         (1,000,000)                1.00
                                                 ----------------      ---------------
         Outstanding at December 31, 2004               1,999,169      $          1.07
                                                 ================      ===============
           Granted                                         60,000                 3.45
           Exercised (Note E)                             (41,666)                1.00
           Canceled or expired                            (45,000)                3.45
                                                 ----------------      ---------------
         Outstanding at June 30, 2005                   1,972,503      $          1.09
                                                 ================      ===============


The estimated value of the non-employee stock options vested during the period ended June 30, 2005 was determined using the Black-Scholes option pricing model and the following assumptions: estimated option life of 1 to 3 years, a risk free interest rate of 3.00 to 4.00%, a dividend yield of 0% and volatility of 71%. The amount of the expense charged to operations in connection with granting the options was $517,381 and $452,707 during the period ended June 30, 2005 and 2004, respectively.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures.

                                Warrants Outstanding                                   Warrants Exercisable
                                --------------------                                   --------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
         $1.00              416,500               0.70                 $1.00           416,500        $1.00
         $2.97               35,000               0.89                 $2.97            35,000        $2.97
                        -----------           ------------        --------------    -----------   --------------
                            451,500               0.71                 $1.15           451,500        $1.15
                        ===========           ============        ==============    ===========   ==============

Transactions involving warrants are summarized as follows:

                                                                       Weighted Average
                                                 Number of Shares      Price Per Share
                                                 ----------------      ---------------
         Outstanding at January 1, 2003                 3,531,460      $          0.84
           Granted                                      8,591,800                 1.01
           Exercised                                   (6,963,770)                0.92
           Canceled or expired                                 --                   --
                                                 ----------------      ---------------
         Outstanding at December 31, 2003               5,159,490      $          1.01
                                                 ================      ===============
           Granted                                             --                   --
           Exercised                                   (4,468,590)                0.99
           Canceled or expired                           (115,000)                1.00
                                                 ----------------      ---------------
         Outstanding at December 31, 2004                 575,900      $          1.12
                                                 ================      ===============
           Granted                                             --                   --
           Exercised (Note E)                            (124,400)                1.00
           Canceled or expired                                 --                   --
                                                 ----------------      ---------------
         Outstanding at June 30, 2005                     451,500      $          1.15
                                                 ================      ===============


The Company did not grant any compensatory warrants to non-employees during the period ended June 30, 2005. The estimated value of previously granted warrants vested during the period ended June 30, 2005 was determined using the Black-Scholes option pricing model and the following assumptions: warrant remaining life of 0.89 years, a risk free interest rate of 3.33%, a dividend yield of 0% and volatility of 71%. Compensation expense of $9,156 and $12,383 was charged to operations for the period ended June 30, 2005 and 2004, respectively.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE E - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, par value $.001 per share. As of June 30, 2005 and December 31, 2004, the Company had no preferred stock issued and outstanding. The Company has authorized 100,000,000 shares of common stock, par value $.001 per share. As of June 30, 2005 and December 31, 2004, the Company had 44,729,573 and 44,335,989 shares of common stock issued and outstanding, respectively.

During the period ended June 30, 2005, the Company issued an aggregate of 221,400 shares of common stock for an aggregate purchase price of $241,942 to certain employees upon exercise of employee stock options at approximately $1.09 per share. Additionally, the Company issued an aggregate of 41,666 shares of common stock for an aggregate purchase price of $41,667 to consultants upon exercise of non-employee stock options at $1.00 per share.

During the period ended June 30, 2005, the Company issued an aggregate of 1,968 shares of common stock, having an aggregate fair market value of $9,000, to consultants in exchange for services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. Compensation costs of $9,000 were charged to operations during the period ended June 30, 2005.

The Company issued an aggregate of 74,400 shares of common stock to consultants upon the exercise of warrants at $1.00 per share. The Company also issued 36,150 shares of common stock in exchange for 50,000 cashless warrants exercised.

The Company issued an aggregate of 18,000 shares of common stock to an employee in exchange for $83,799 of services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. Compensation costs of $83,799 were charged to operations during the period ended June 30, 2005.

NOTE F - LONG-TERM INVESTMENTS

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

BPL Global, Ltd.
----------------

On February 4, 2005, the Company approved an investment of $100,000 in BPL Global, Ltd. ("BPL Global"), a privately held company. This investment when fully funded will represent an equity interest of approximately 5.8%.BPL Global, is engaged in the business of developing broadband services via power lines through joint ventures in the United States, Asia, Eastern Europe and the Middle East. As of June 30, 2005, the Company has funded $50,000 of this commitment and the remaining balance was funded in July 2005. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee.

It is the policy of the Company to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The Company identifies and records impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. The fair value of the Company's investment in Amperion and BPL Global, remained at $500,000 and $50,000, respectively, as of June 30, 2005.

                                 TELKONET, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE G - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of Gateways, eXtenders, Couplers and iBridges, which are the significant components of the Telkonet solution. Components of inventories as of June 30, 2005 and December 31, 2004 are as follows:

                                          June 30, 2005        December 31, 2004
                                          -------------        -----------------
         Raw Materials                    $     674,710        $         748,110
         Finished Goods                       1,165,281                1,125,608
                                          -------------        -----------------
                                          $   1,839,991        $       1,873,718
                                          =============        =================


NOTE H - BUSINESS CONCENTRATION

Revenue from three (3) major customers approximated $147,581 or 21% of sales for the period ended June 30, 2005, and $190,452 or 46% of sales for the period ended June 30, 2004. Total accounts receivable of $43,280, or 51% of total accounts receivable was due from these three customers as of June 30, 2005 and $88,164, or 58% of total accounts receivable was due from these three customers as of June 30, 2004.

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

The Company's PLC technology, the "PlugPlus(TM)" product suite (also refered to as the Telkonet iWire System in certain commercial applications), consists of four primary components, the Gateway, the eXtender, the Coupler and the iBridge. The Gateway, the hub of the PlugPlus(TM)product suite, is a modular, self-contained unit that accepts data from an existing network on one port and distributes it via a second port. The Gateway integrates a communications processor that runs a series of proprietary applications under Linux. The signal generated by the Gateway can be directly coupled into low voltage wiring via the Coupler, which interfaces directly between the Gateway and the building's electrical panel. Multi-panel buildings typically require multiple Couplers, which are connected to the Gateway via inexpensive coaxial cable and concentrated using standard radio frequency splitters. A suite of software applications running on the Gateway can perform communications functions or system management functions. The iBridge serves as the user's network access device and connects to a user's personal computer through a standard Ethernet cable. The iBridge's AC line cord serves as its power source as well as its network interface. The eXtender is used to extend the reach of the Gateway in larger buildings or campus environments.

The PlugPlus(TM) product suite delivers data to the user at speeds in excess of 7 Mega bits per second (Mbps), with burst speeds of 12.6 Mbps. The PlugPlus(TM) product suite is installed by connecting an incoming broadband signal (DSL, T-1, satellite or cable modem) into the Gateway and connecting the Gateway to a building's electrical panel using one or more Couplers. Once installed, the Gateway distributes the high-speed Internet signal throughout the entire existing network of electrical wires within the building. The user may access a high-speed Internet signal by plugging the iBridge into any electrical outlet and connecting a personal computer to the iBridge using the computer's built-in Ethernet port. Multiple personal computers connected to the iBridge can communicate with one another and can share a single broadband resource via the Gateway.

The Company is a member of the HomePlug(TM) Powerline Alliance, an industry trade group that engages in marketing and educational initiatives, and sets standards and specifications for products, in the powerline communications industry.

The Company's principal executive offices are located at 20374 Seneca Meadows Parkway, Germantown, MD 20876

Forward Looking Statements

This report may contain "forward-looking statements," which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's results, operations, performance, financial condition, plans, growth and strategies, which include, without limitation, statements preceded or followed by or that include the words "may," "will," "expect," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology. Any statements contained in this report or the information incorporated by reference that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(F) of the Securities Exchange Act of 1934. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, many of which are also beyond the Company's control. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company does not undertake any obligation to update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except to the extent such updates and/or revisions are required by applicable law. CRITICAL ACCOUNTING POLICIES

         The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

         o        stock-based compensation; and

         o        revenue recognition.

STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

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

Revenue Recognition
-------------------

For revenue from product sales, we recognize revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defers any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Currently, there are no warranties provided with the purchase of our products. The cost of replacing defective products and product returns have been immaterial and within management's expectations. In the future, when we deem warranty reserves are appropriate, such costs will be accrued to reflect anticipated warranty costs.

For equipment under lease, revenue is recognized over the lease term for operating lease and rental contracts. All of our leases are accounted for as operating leases. At the inception of the lease, no lease revenue is recognized and the leased equipment, together with the initial direct costs of installation and support are capitalized, and appear on the balance sheet as "Equipment Under Operating Leases." The capitalized cost of this equipment is depreciated from two to three years, on a straight-line basis down to our original estimate of the projected value of the equipment at the end of the scheduled lease term. Monthly lease payments are recognized as rental income.

REVENUES
--------

         The Company's revenue consists of direct product sales and a recurring (lease) model in the commercial, government and international markets. The table below outlines product versus recurring (lease) revenues for comparable periods:

                    ------------------------------------------------------------
                                        Three months Ended
                    ------------------------------------------------------------
Revenue:               June 30, 2005      June 30, 2004           Variance

Recurring (lease)   $  162,697   34%   $     45,881   17%    $   116,816   255%
Product                310,250   64%        226,022   83%         84,228    37%
                    ----------         ------------          -----------
Total               $  472,947  100%   $    271,903  100%    $   201,044    74%
                    ==========         ============          ===========


                    ------------------------------------------------------------
                                         Six months Ended
                    ------------------------------------------------------------
Revenue:               June 30, 2005     June 30, 2004            Variance

Recurring (lease)    $ 279,612   39%   $     66,189    16%   $   213,423   322%
Product                439,523   61%        345,813    84%        93,710    27%
                    ----------         ------------          -----------
Total                $ 719,135  100%   $    412,002   100%   $   307,133    75%
                    ==========         ============          ===========

         RECURRING REVENUE

         The increase in recurring (lease) revenue was primarily due to the increase in non-cancelable leases. Accordingly, revenues associated with these leases are recognized ratably over a three to five year lease term. Revenues to be recognized under these non-cancelable leases (backlog) was approximately $1,779,000 and $463,000 as of June 30, 2005 and 2004, respectively. The weighted average remaining lease term was approximately 30 and 31 months, respectively.The associated unamortized capitalized costs in connection with these leases was approximately $732,000 and $203,000 or 41% and 44% of revenue backlog, respectively.

         PRODUCT REVENUE

         Product revenue principally arises from the sale of iBridges and other PlugPlus(TM) components directly to customers. Revenues to date have been principally derived from the Commercial (Hospitality and Multi-Dwelling) and International business units. The Company has expanded its international sales and marketing efforts upon receiving its European certification (CE) in March 2005 resulting in product revenue of approximately $150,000 during the quarter ending June 30, 2005. The Company plans to expand its sales and marketing efforts in the government sector based on the receipt of the FIPS 140-2 certification received in July 2005.

         COST OF SALES
         -------------


                        --------------------------------------------------------
                                          Three months Ended
                        --------------------------------------------------------
Cost of Sales:         June 30, 2005       June 30, 2004           Variance

Recurring (lease)     $  98,383   60%     $  20,428    45%     $  77,955   382%
Product                 253,773   82%       238,701   106%        15,072     6%
                      ---------           ---------            ---------
Total                 $ 352,156   74%     $ 259,129    95%     $  93,027    36%
                      =========           =========            =========

                        --------------------------------------------------------
                                           Six months Ended
                        --------------------------------------------------------
Cost of Sales:         June 30, 2005       June 30, 2004           Variance

Recurring (lease)     $ 164,791   59%     $  26,294    45%     $ 138,497   527%
Product                 344,755   78%       367,239   106%       (22,484)   (6%)
                      ---------           ---------            ---------
Total                 $ 509,546   71%     $ 393,533    96%     $ 116,013    29%
                      =========           =========            =========

         RECURRING (LEASE) COSTS

         Lease Cost primarily represents the amortization of the capitalized costs which are amortized over the lease term and include Telkonet equipment, installation labor and customer support. This increase compared to the prior year quarter is commensurate with the increase in leases.

         PRODUCT COSTS

         Product cost primarily includes Telkonet equipment cost and installation labor. During the period ended June 30, 2004, certain complex installations resulted in additional installation labor as the Company was implementing its initial installations. The Company continues to refine its installation processes enabling lower costs.

         GROSS PROFIT
         ------------

                     -----------------------------------------------------------
                               Three months Ended
                     -----------------------------------------------------------
Gross Profit:         June 30, 2005       June 30, 2004           Variance

Recurring (lease)     $ 64,314   40%     $ 25,453    55%      $ 38,861      153%
Product                 56,477   18%      (12,679)   (6%)       69,156      545%
                      --------           --------             --------
Total                 $120,791   26%     $ 12,774     5%      $108,017      846%
                      ========           ========             ========

                     -----------------------------------------------------------
                                Six months Ended
                     -----------------------------------------------------------
Gross Profit:         June 30, 2005       June 30, 2004            Variance

Recurring (lease)     $114,821   41%     $ 39,895    60%      $ 74,926      188%
Product                 94,768   22%      (21,426)   (6%)      116,194      542%
                      --------           --------             --------
Total                 $209,589   29%     $ 18,469     4%      $191,120     1035%
                      ========           ========             ========


Gross profit associated with both the recurring lease and product revenues for the three and six-months ended June 30, 2005 improved over the same periods last year primarily as a result of reduction of equipment costs and of improved installation processes, including upfront site surveys and standardized training.

         OPERATING EXPENSES
         ------------------

         Overall expenses decreased for the three months ended June 30, 2005 over the comparable period in 2004 by $1,106,914 or 22%, and increased for the six months ended June 30, 2005 over the comparable period in 2004 by $57,762 or 1%. The operating expenses, excluding a $2,500,000 consultant fee expensed in the three months ended June 30, 2004, increased for the three and six months ended June 30, 2005 over the comparable period in 2004 by $1,393,086 or 56% and $2,557,762 or 57%, respectively. This increase was principally due to salary and travel costs related to increased sales and marketing functions and office rent related to the Germantown, MD and Crystal City, VA leases. The number of employees increased from 41 at June 30, 2004 to 72 at June 30, 2005. Other increased costs were incurred in non-employee compensation for services, advertising and trade shows, and rent.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         The Company's current assets exceeded current liabilities as of June 30, 2005 and December 31, 2004 by $5,597,372 and $12,671,520, respectively. Of the total current assets as of June 30, 2005 of $7,917,899 and as of December 31, 2004 of $13,900,419, cash represented $5,861,879 and $11,838,702, respectively.

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

         PRODUCT RESEARCH AND DEVELOPMENT
         --------------------------------

         Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenses for the three and six months ended June 30, 2005 increased $59,313 or 14% and $74,523 or 9%, respectively, over the comparable period in 2004. This increase was primarily related to an increase in salaries and related costs associated with the addition of employees and costs related to CE, FIPS 140-2 and other required certifications of the Company's product.

         SELLING, GENERAL AND ADMINISTRATIVE
         -----------------------------------

         Selling, general and administrative expenses increased for the three and six months ended June 30, 2005 over the comparable period in 2004 by $1,337,958 or 74% and $2,383,726 or 75%, respectively. This increase is related to an increase in payroll and associated costs for sales and marketing resources, advertising, trade shows, and office rent and related facility costs.

         ACQUISITION OR DISPOSITION OF PROPERTY AND EQUIPMENT
         ----------------------------------------------------

         During the six months ended June 30, 2005, fixed assets increased by $281,284 or 40% which is primarily related to furniture and fixtures in the Crystal City, Virginia office, sales support software and computer equipment related to new employees. The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company's day-to-day operations.

         In April 2005, the Company entered into a three-year lease agreement for 6,742 square feet of commercial office space in Crystal City, Virginia. Pursuant to this lease, the Company agreed to assume a portion of the build-out cost for this facility.

         NUMBER OF EMPLOYEES
         -------------------

         As of August 1, 2005, the Company had seventy-three (73) full time employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees. The Company anticipates that it will increase its employment base to meet the needs outlined in its business plan.

         As the Company continues to expand, the Company plans to incur additional costs for personnel. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing in excess of its existing capital resources. Although the Company believes it has sufficient capital as of August 1, 2005 to support the anticipated growth in operations, there can be no assurance that the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

         DISCLOSURE OF CONTRACTUAL OBLIGATIONS
         -------------------------------------

                          -----------------------------------------------------------------------------------------------
                                                              PAYMENT DUE BY PERIOD
------------------------- -----------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS        TOTAL         LESS THAN 1 YEAR        1-3 YEARS          3-5 YEARS     MORE THAN 5 YEARS
------------------------- ----------------- ------------------- -------------------- ---------------- -------------------
Long-Term Debt                   -                  -                    -                  -                 -
Obligations
------------------------- ----------------- ------------------- -------------------- ---------------- -------------------
Capital Lease                    -                  -                    -                  -                 -
Obligations
------------------------- ----------------- ------------------- -------------------- ---------------- -------------------
Operating Lease              $1,543,490          $411,128            $900,846           $231,516              -
Obligations
------------------------- ----------------- ------------------- -------------------- ---------------- -------------------
Purchase Obligations             -                  -                    -                  -                 -
------------------------- ----------------- ------------------- -------------------- ---------------- -------------------
Other Long-Term                  -                  -                    -                  -                 -
Liabilities Reflected
on the Registrant's
Balance Sheet Under GAAP
------------------------- ----------------- ------------------- -------------------- ---------------- -------------------
Total                        $1,543,490          $411,128            $900,846           $231,516              -
------------------------- ----------------- ------------------- -------------------- ---------------- -------------------


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

         The Company emerged from its development stage as of December 31, 2003. As a result, it has a limited operating history upon which to base an evaluation of its current business and future prospects. The Company has not generated substantial revenues since its inception. Because of the Company's brief operating history, management has limited insight into trends that may emerge and could materially adversely affect the Company's business. Prospective investors should consider the risks and difficulties the Company may encounter in its new and rapidly evolving market, especially given the Company's brief operating history. These risks include the Company's ability to:

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


THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT AND EXPECTS TO CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         Since inception through June 30, 2005, the Company has incurred cumulative losses of $34,073,797 and has never generated enough funds through operations to support its business. The Company expects to continue to incur substantial operating losses through 2005. The Company's losses to date have resulted principally from:

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

         As of August 1, 2005, the Company's officers and directors owned 24.0% of the Company's issued and outstanding common stock. This means that the Company's officers and directors, as a group, exercise significant control over matters upon which the Company's stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.

FURTHER ISSUANCES OF EQUITY SECURITIES MAY BE DILUTIVE TO CURRENT STOCKHOLDERS.

         Although the funds raised in the Company's debenture offerings, note offering and private placement of common stock are being used for general working capital purposes, it is likely that the Company will be required to seek additional capital in the future. This capital funding could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for the Company's common stock. Any issuance of additional shares of the Company's common stock will be dilutive to existing stockholders and could adversely affect the market price of the Company's common stock.

THE EXERCISE OF OPTIONS AND WARRANTS OUTSTANDING AND AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

         As of June 30, 2005, the Company had outstanding employee options to purchase a total of 10,553,367 shares of common stock at exercise prices ranging from $1.00 to $5.97 per share, with a weighted average exercise price of $1.89. As of June 30, 2005, the Company had outstanding non-employee options to purchase a total of 1,972,503 shares of common stock at exercise prices ranging from $1.00 to $3.45 per share, with a weighted average exercise price of $1.09 per share. As of June 30, 2005, the Company had warrants outstanding to purchase a total of 451,500 shares of common stock at exercise prices ranging from $1.00 to $2.97 per share, with a weighted average exercise price of $1.15. In addition, as of June 30, 2005, the Company had 33,974 additional shares remaining of common stock which may be issued in the future under the Amended and Restated Telkonet, Inc. Stock Incentive Plan. The Company anticipates that the Board will authorize the issuance of additional shares under the plan. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of the Company's common stock.

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

PRODUCTS SOLD BY THE COMPANY'S COMPETITORS COULD BECOME MORE POPULAR THAN THE COMPANY'S PRODUCTS OR RENDER THE COMPANY'S PRODUCTS OBSOLETE.

         The market for powerline communications products is highly competitive. The Company believes it has the only commercial integrated three phase solution for "in-building" distribution of broadband utilizing the electrical wiring infrastructure. The Linksys Division of Cisco Systems, Inc. (Linksys) and Netgear, Inc. offer similar PLC solutions for the residential market. Although Linksys and Netgear do not presently complete with the Company in the commercial market, there can be no assurance that Linksys, Netgear or any other company will not develop PLC products that compete with the Company's products in the future. These potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These potential competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than the Company can. As a result, the Company may not be able to compete successfully with these potential competitors and these potential competitors may develop or market technologies and products that are more widely accepted than those being developed by the Company or that would render the Company's products obsolete or noncompetitive. The Company anticipates that potential competitors will also intensify their efforts to penetrate the Company's target markets. These potential competitors may have more advanced technology, more extensive distribution channels, stronger brand names, bigger promotional budgets and larger customer bases than the Company does. These companies could devote more capital resources to develop, manufacture and market competing products than the Company could. If any of these companies are successful in competing against the Company, sales could decline, margins could be negatively impacted, and the Company could lose market share, any of which could seriously harm the Company's business and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Short Term Investments

We held no marketable securities as of June 30, 2005. Our excess cash is held in money market accounts in a bank and brokerage firms both of which are nationally ranked top tier firms with an average return of approximately 200 basis points. Due to the conservative nature of our investment portfolio, an increase or decrease of 100 basis points in interest rates would not have a material effect on our results of operations or the fair value of our portfolio.

Investments in Privately Held Companies

We have invested in privately held companies, which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As a result, we could lose our entire initial investment in these companies. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of these companies and none is expected to develop. These investments are carried at cost, which as of August 1, 2005 was $600,000 including $50,000 invested in BPL Global in July 2005, compared with $500,000 at December 31, 2004, and are recorded in other assets in the Consolidated Balance Sheets. To date, there have been no impairment charges based on management's assessment of these investments. Both investments are transactions which have occurred within the last six months.

Item 4.  Controls and Procedures.

As of June 30, 2005, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic filings with the U.S. Securities and Exchange Commission. There were no significant changes in the Company's internal controls or in other factors that have materially affected, or are reasonable likely to materially affect, the Company's internal controls subsequent to the date of the most recent evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2005, the Company agreed to issue 9,000 shares of common stock to Ronald W. Pickett, the Company's Chief Executive Officer, pursuant to his employment agreement, dated January 30, 2004.

The foregoing issuance of stock was effected in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

During the three months ended June 30, 2005, the Company granted options to purchase 745,000 shares of common stock to certain employees of the Company. These options are exercisable for a period of ten years following the date of grant at an average exercise price of $3.40 per share. The options were issued pursuant to the Amended and Restated Telkonet, Inc. Stock Incentive Plan. The shares of common stock underlying the options have been registered with the Securities and Exchange Commission on a Form S-8 Registration Statement.


                                          ISSUER PURCHASES OF EQUITY SECURITIES
------------------------- ----------------------- ----------------------- ----------------------- ---------------------
                                                                                                    (d) MAXIMUM NUMBER
                                                                           (c) TOTAL NUMBER OF       (OR APPROXIMATE
                                                                           SHARES PURCHASED AS       DOLLAR VALUE) OF
                                                                             PART OF PUBLICLY      SHARES THAT MAY YET
                           (a) TOTAL NUMBER OF      (b) AVERAGE PRICE       ANNOUNCED PLANS OR      BE PURCHASED UNDER
         PERIOD              SHARES PURCHASED         PAID PER SHARE             PROGRAMS         THE PLANS OR PROGRAMS
------------------------- ----------------------- ----------------------- ----------------------- ---------------------
January 1-January 30,               0                      n/a                      0                       0
2005
------------------------- ----------------------- ----------------------- ----------------------- ---------------------
February 1-February 28,             0                      n/a                      0                       0
2005
------------------------- ----------------------- ----------------------- ----------------------- ---------------------
March 1-June 30, 2005               0                      n/a                      0                       0
------------------------- ----------------------- ----------------------- ----------------------- ---------------------
Total                               0                      n/a                      0                       0
------------------------- ----------------------- ----------------------- ----------------------- ---------------------


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



SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Telkonet, Inc.
                                         Registrant


Date: August 9, 2005                         By: /s/ Ronald W. Pickett
--------------------                             -----------------------
                                                 Ronald W. Pickett
                                                 Chief Executive Officer