Form 10-Q
period 2005-09-30
TELKONET INC
filed 2005-11-10
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

For the period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,924,194 shares of Common Stock ($.001 par value) as of October 31, 2005.

TELKONET, INC.

Quarterly Report on Form 10-Q for the
Quarterly Period Ending September 30, 2005

Table of Contents
Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
September 30, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Losses:
Three and Nine months Ended September 30, 2005 and 2004	4

Condensed Consolidated Statement of Stockholders’ Equity
January 1, 2005 through September 30, 2005	5

Condensed Consolidated Statements of Cash Flows:
Nine months Ended September 30, 2005 and 2004	6-7

Notes to Unaudited Condensed Consolidated Financial Information:
September 30, 2005	8-19

Item 2. Management’s Discussion and Analysis	20-29

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION	30

Item 1. Legal Proceedings	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	31-36

TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents (Note J)	$2,305,190	$11,838,702
Accounts Receivable: net of allowance for doubtful accounts of $20,000 and $13,000 at September 30, 2005 and December 31, 2004, respectively	151,430	63,147
Inventory (Note G)	1,689,214	1,873,718
Prepaid expenses and deposits	219,290	124,852
Total current assets	4,365,124	13,900,419

Property and Equipment:
Furniture and equipment, at cost	1,031,074	704,689
Less: accumulated depreciation	271,478	137,739
Total property and equipment, net	759,596	566,950

Equipment under Operating Leases:
Capitalized equipment, at cost	1,054,375	525,664
Less: accumulated depreciation	238,898	75,329
Total equipment under operating leases, net	815,477	450,335

Other Assets:
Long-term investments (Note F)	600,000	500,000
Deposits	154,216	76,288
Total other assets	754,216	576,288

TOTAL ASSETS	$6,694,413	$15,493,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,305,995	$1,195,924
Convertible debentures, net of discounts - including related parties (Note B)	191,979	--
Senior notes payable (Notes C and J)	450,000	--
Customer deposits	67,009	32,975
Total current liabilities	2,014,983	1,228,899

Long Term Liabilities:
Senior notes payable (Notes C and J)	--	450,000
Convertible debentures, net of discounts - including related parties (Note B)	--	137,910
Deferred lease liability	41,949	30,911
Total long term liabilities	41,949	618,821

Commitments and Contingencies	-	-

Stockholders’ Equity :
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at September 30, 2005 and December 31, 2004 (Note E)	-	-
Common stock, par value $.001 per share; 100,000,000 shares authorized; 44,910,908 and 44,335,989 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively (Note E)	44,911	44,336
Additional paid-in-capital	42,434,115	40,811,208
Accumulated deficit	(37,841,545)	(27,209,272)
Stockholders’ equity	4,637,481	13,646,272
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,694,413	$15,493,992

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(UNAUDITED)

	For The Three months Ended September 30,		For The Nine months Ended September 30,
	2005	2004	2005	2004
Revenues, net:
Product	$416,430	$10,126	$855,953	$355,938
Rental	205,493	69,209	485,105	135,399
Total Revenue	621,923	79,335	1,341,058	491,337

Cost of Sales:
Product	260,310	22,520	605,066	433,469
Rental	148,864	46,353	313,654	48,449
Total Cost of Sales	409,174	68,873	918,720	481,918

Gross Profit	212,749	10,462	422,338	9,419

Costs and Expenses:
Research and Development	554,381	417,663	1,475,109	1,263,867
Selling, General and Administrative	2,929,991	2,071,889	8,476,703	5,235,244
Consulting Fees	-	-	-	2,500,000
Non-Employee Stock Options and Warrants (Note D)	434,285	155,875	960,822	620,965
Depreciation and Amortization	51,729	22,227	137,494	50,047
Total Operating Expense	3,970,386	2,667,654	11,050,128	9,670,123

Loss from Operations	(3,757,637)	(2,657,192)	(10,627,790)	(9,660,704)

Other Income (Expenses): Interest Income	21,054	36,328	89,012	88,390
Interest Expense	(31,165)	(20,411)	(93,495)	(88,126)
Total Other Income (Expenses)	(10,111)	15,917	(4,483)	264

Loss Before Provision for Income Taxes	(3,767,748)	(2,641,275)	(10,632,273)	(9,660,440)
Provision for Income Taxes	-	-	-	-

Net Loss	$(3,767,748)	$(2,641,275)	$(10,632,273)	$(9,660,440)

Loss per common share (basic and assuming dilution)	$(0.08)	$(0.06)	$(0.24)	$(0.24)

Weighted average common shares outstanding	44,831,722	43,890,515	44,658,467	40,673,326

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2005	-	-	44,335,989	$44,336	$40,811,208	$(27,209,272)	$13,646,272

Shares issued for employee stock options exercised at approximately $1.07 per share	-	-	318,839	319	339,730	-	340,049

Shares issued in exchange for non-employee options exercised at $1.00 per share	-	-	76,562	77	76,485	-	76,562

Shares issued in exchange for warrants exercised at $1.00 per share	-	-	114,400	114	114,286	-	114,400

Shares issued for cashless warrants exercised	-	-	36,150	36	(36)	-	-

Shares issued to consultants in exchange for services rendered at approximately $4.57 per share	-	-	1,968	2	8,998	-	9,000

Shares issued to an employee in exchange for services at approximately $4.54 per share	-	-	27,000	27	122,622	-	122,649

Stock options and warrants granted to consultants in exchange for services rendered (Note D)	-	-	-	-	960,822	-	960,822

Net Loss	-	-	-	-	-	(10,632,273)	(10,632,273)

Balance at September 30, 2005	-	$-	44,910,908	$44,911	$42,434,115	$(37,841,545)	$4,637,481

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss from operating activities	$(10,632,273)	$(9,660,440)
Adjustments to reconcile net loss from operations to cash used in operating activities
Amortization of debt discount - beneficial conversion feature of convertible debentures	17,136	16,416
Amortization of debt discount - value of warrants attached to convertible debentures	36,933	7,614
Stock options and warrants issued in exchange for services rendered (Note D)	960,822	620,965
Common stock issued in exchange for services rendered (Note E)	131,649	267,489
Common stock issued in exchange for conversion of interest (Note B)	-	23,276
Common stock issued in exchange for consulting fees	-	2,500,000
Depreciation, including depreciation of equipment under operating leases	297,308	93,274
Increase / decrease in:
Accounts receivable	(88,283)	29,930
Inventory	184,504	(925,327)
Prepaid expenses and deposits	(138,332)	(420)
Accounts payable and accrued expenses	110,071	658,826
Deferred lease liability	11,038	20,608
Net Cash (Used in) Operating Activities	(9,109,427)	(6,347,789)

Cash Flows from Investing Activities:
Costs of equipment under operating leases	(528,711)	(366,774)
Investment in Amperion and BPL Global (Note F)	(100,000)	-
Purchase of property and equipment, net	(326,385)	(447,126)
Net Cash (Used in) Investing Activities	(955,096)	(813,900)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net of costs	-	12,726,843
Proceeds from exercise of warrants attached to notes payable	114,400	4,073,700
Proceeds from exercise of employee and non-employee stock options and warrants	416,611	620,249
Payment of capital leases	-	(15,000)
Net Cash Provided by Financing Activities	531,011	17,405,792

Net Increase (Decrease) in Cash and Cash Equivalents	(9,533,512)	10,244,103

Cash and cash equivalents at the beginning of the period	11,838,702	5,177,918

Cash and cash equivalents at the end of the period	$2,305,190	$15,422,021

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine months Ended September 30,
	2005	2004
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$36,000	$90,747
Income taxes paid	-	-
Non-cash transactions:
Issuance of stock options and warrants in exchange for services rendered (Note D)	960,822	620,965
Common stock issued for services rendered	131,649	267,489
Common stock issued in exchange for interest (Note B)	-	23,276
Common stock issued in exchange for consulting services	-	2,500,000
Common stock issued in exchange for conversion of Senior Notes (Note C)	-	2,539,000
Common stock issued in exchange for convertible debentures (Note B)	-	172,000
Write-off of beneficial conversion feature of conversion of debenture (Note B)	-	134,134
Write-off of value of warrants attached to debenture in connection with conversion (Note B)	-	531

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

Basis of Presentation

Telkonet, Inc. (the “Company”), formerly Comstock Coal Company, Inc., was formed on November 3, 1999 under the laws of the state of Utah. The Company is engaged in the business of developing products for use in the powerline communications (PLC) industry. PLC products use existing electrical wiring in commercial buildings and residences to carry high speed data communications signals, including the internet. Since the Company’s formation, it has focused on development and marketing of its PLC technology.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Telkonet Communications, Inc. Significant intercompany transactions have been eliminated in consolidation.

Reclassification

Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $20,000 and $13,000 at September 30, 2005 and December 31, 2004, respectively.

Stock Based Compensation

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Had compensation costs for the Company’s stock options been determined based on the fair value at the grant dates for the awards, the Company’s net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note D):

	For the three months ended September 30,		For the Nine months ended September 30,
	2005	2004	2005	2004
Net loss - as reported	$(3,767,748)	$(2,641,275)	$(10,632,273)	$(9,660,440)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-	-	-	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	(2,275,344)	(1,104,254)	(6,485,272)	(4,243,190)
Net loss - Pro Forma	$(6,043,092)	$(3,745,529)	$(17,117,545)	$(13,903,630)
Net loss attributable to common stockholders - Pro forma	$(6,043,092)	$(3,745,529)	$(17,117,545)	$(13,903,630)
Basic (and assuming dilution) loss per share - as reported	$(0.08)	$(0.06)	$(0.24)	$(0.24)
Basic (and assuming dilution) loss per share - Pro forma	$(0.13)	$(0.09)	$(0.38)	$(0.34)

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Currently, there are no warranties provided with the purchase of the Company’s products. The cost of replacing defective products and product returns have been immaterial and within management’s expectations. In the future, when the Company deems warranty reserves are appropriate, such costs will be accrued to reflect anticipated warranty costs.

For equipment under lease, revenue is recognized over the lease term for operating lease and rental contracts. All of the Company’s leases are accounted for as operating leases. At the inception of the lease, no lease revenue is recognized and the leased equipment and installation costs are capitalized and appear on the balance sheet as “Equipment Under Operating Leases.” The capitalized cost of this equipment is depreciated from two to three years, on a straight-line basis down to the Company’s original estimate of the projected value of the equipment at the end of the scheduled lease term. Monthly lease payments are recognized as rental income.

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005	December 31, 2004

Convertible notes payable (“Series B Debenture”), in quarterly installments of interest only at 8% per annum, unsecured and due three years from the date of the note with the latest maturity February 2006; Noteholder has the option to convert unpaid note principal, together with accrued and unpaid interest, to the Company’s common stock at a rate of $.55 per share six months after issuance.	$210,000	$210,000

Debt Discount - beneficial conversion feature, net of accumulated amortization of $86,182 and $49,249 at September 30, 2005 and December 31, 2004, respectively.	(12,310)	(49,243)

Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $39,977 and $22,841 at September 30, 2005 and December 31, 2004, respectively.	(5,711)	(22,847)
Total	191,979	137,910
Less: current portion	(191,979)	--
	$-	$137,910

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

Series B Debentures

In 2002, the Company issued convertible promissory notes (the “Series B Debentures”) to Company officers, shareholders, and sophisticated investors in exchange for $472,900, exclusive of placement costs and fees. The Series B Debentures accrue interest at 8% per annum and are due and payable three years from the date of the note with the latest maturity date of December 2005. Noteholders have the option to convert any unpaid note principal, together with accrued and unpaid interest, to the Company’s common stock at a rate of $.55 per share beginning six months after issuance.

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

In connection with the placement of the Series B Debentures in 2002, the Company issued non-detachable warrants granting the holders the right to acquire, in the aggregate, 472,900 shares of the Company’s common stock at $1.00 per share. In accordance with EITF 00-27 the Company recognized the value attributable to the warrants in the amount of $68,595 to additional paid in capital and a discount against the Series B Debentures. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.67%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Series B Debentures maturity period (three years) as interest expense.

In 2003, the Company issued convertible Series B Debentures to Company officers, shareholders, and sophisticated investors in exchange for $2,027,100, exclusive of placement costs and fees. The Series B Debentures accrue interest at 8% per annum and are payable and due three years from the date of the note with the latest maturity date of February 2006. Noteholders have the option to convert any unpaid note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $.55 per share beginning six months after issuance.

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

In connection with the placement of the Series B Debenture notes in 2003, the Company issued non-detachable warrants granting the holders the right to acquire, in the aggregate, 2,027,100 shares of the Company’s common stock at $1.00 per share. In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $265,425 to additional paid in capital and a discount against the Series B Debentures. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.25%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Series B Debentures maturity period (three years) as interest expense.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

Debenture-1

During the year ended December 31, 2001, the Company issued convertible promissory notes (the “Debenture-1”) to Company officers, shareholders, and sophisticated investors in exchange for $940,000, exclusive of placement costs and fees. The Debenture-1 accrues interest at 8% per annum and is due and payable three years from the date of the note with the latest maturity date of November 2004. The noteholders have the option to convert any unpaid note principal, together with accrued and unpaid interest, to the Company’s common stock at a rate of $.50 per share beginning six months after issuance. In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Debenture-1 note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $837,874 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Debenture-1. The debt discount attributed to the beneficial conversion feature is amortized over the Debenture-1’s maturity period (three years) as interest expense.

In connection with the placement of the Debenture-1 notes, the Company issued non-detachable warrants granting the holders the right to acquire, in the aggregate, 940,000 shares of the Company’s common stock at $1.00 per share. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company recognized the value attributable to the warrants in the amount of $77,254 to additional paid-in capital and a discount against the Debenture-1. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.25%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Debenture-1’s maturity period (three years) as interest expense.

During the year ended December 31, 2002, the Company issued the Debenture-1 to Company officers, shareholders, and sophisticated investors in exchange for $749,100, exclusive of placement costs and fees. The Debenture-1 accrues interest at 8% per annum and is due and payable three years from the date of the note with the latest maturity date of May 2005. Noteholders have the option to convert any unpaid note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $.50 per share beginning six months after issuance.

In accordance with EITF 98-5, the Company recognized an imbedded beneficial conversion feature present in the Debenture-1 note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $693,018 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Debenture-1. The debt discount attributed to the beneficial conversion feature is amortized over the Debenture-1’s maturity period (three years) as interest expense.

In connection with the placement of the Debenture-1 notes in 2002, the Company issued non-detachable warrants granting the holders the right to acquire, in the aggregate, 749,100 shares of the Company’s common stock at $1.00 per share. In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $56,082 to additional paid in capital and a discount against the Debenture-1. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.67%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Debenture-1’s maturity period (three years) as interest expense.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE B - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

The Company amortized the Debenture 1 and the Series B Debenture debt discount attributed to the beneficial conversion feature and the value of the attached warrants and recorded non-cash interest expense of $54,069 and $24,030 for the nine months ended September 30, 2005 and 2004, respectively.

During the year ended December 31, 2003, the Debenture-1 noteholders demanded registration of that number of common shares of the Company sufficient to cover the conversion of their debentures and exercise of the attached warrants. Accordingly, the Company notified the Series B Debenture noteholders, Senior noteholders (Note C) and warrant holders with piggy-back registration rights of their right to participate in the registration. During the year ended December 31, 2003, the Company issued an aggregate of 7,217,836 shares of common stock in connection with the conversion of $1,627,100 aggregate principal amount of the Debenture-1 and $2,180,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 525,403 shares of common stock in exchange for accrued interest of $195,148 and $85,586 for Debenture 1 and Series B Debentures, respectively. During the nine months ended September 30, 2004, the Company issued an aggregate of 324,001 shares of common stock in connection with the conversion of $62,000 aggregate principal amount of the Debenture-1 and $110,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 42,999 shares of common stock in exchange for accrued interest of $23,276 for Debenture 1 and Series B Debentures. All Debentrure-1 had been converted to common stock as of September 30, 2004. There was no Debenture-1 outstanding at September 30, 2005 and December 31, 2004. The remaining outstanding Series B Debenture at September 30, 2005 and December 31, 2004 was $210,000. The Company has accounted for the outstanding Series B Debenture as a current liability at September 30, 2005.

In connection with the conversion of Debenture-1 and Series B Debentures, the Company wrote off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $2,046,479 and $296,470, respectively, as of December 31, 2003, and an additional $134,134 and $531, respectively, during the nine-month period ended September 30, 2004.

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

In January 2004, certain noteholders requested to convert their senior notes into Company restricted shares of common stock. The Company’s Board of Directors approved this request by amending the terms of the Senior Note for a limited time. The Company immediately notified all of the outstanding Senior Note Holders of this temporary conversion option, and indicated that it would accept the surrender of the Senior Notes as consideration for the purchase of the registrant’s common shares at a price of $2.10 per share. The conversion price represented the current market price of the Company’s common stock. The remaining outstanding senior notes at September 30, 2005 and December 31, 2004 was $450,000. The Company has accounted for the senior notes outstanding as current liabilities at September 30, 2005. On November 3, 2005, the Company paid $350,000 of these senior notes and obtained a subordinated agreement from the remaining $100,000 noteholder. The Company issued 20,000 warrants to purchase common stock of the Company at $5.00 in consideration for the subordination agreement. These warrants expire on June 15, 2005.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00 - $1.99	5,879,578	7.20	$ 1.00	5,357,078	$ 1.00
$ 2.00 - $2.99	2,166,350	8.02	$ 2.29	855,900	$ 2.27
$ 3.00 - $3.99	1,875,000	8.97	$ 3.34	414,750	$ 3.46
$ 4.00 - $4.99	235,000	9.47	$ 4.43	5,250	$ 4.38
$ 5.00 - $5.99	320,000	9.34	$ 5.25	20,250	$ 5.08
	10,475,928	7.80	$ 1.89	6,653,228	$ 1.33

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2003	1,950,000	$1.00
Granted	7,202,333	1.22
Exercised	(109,333)	1.01
Cancelled or expired	(750,000)	1.00
Outstanding at December 31, 2003	8,293,000	$1.19
Granted	2,108,000	3.06
Exercised	(540,399)	1.08
Cancelled or expired	(245,834)	1.74
Outstanding at December 31, 2004	9,614,767	$1.61
Granted	1,295,000	3.98
Exercised(Note E)	(318,839)	1.07
Cancelled or expired	(115,000)	3.99
Outstanding at September 30, 2005	10,475,928	$1.89

The weighted-average fair value of stock options granted to employees during the period ended September 30, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2005	2004
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.00%	1.00%
Expected stock price volatility	70%	32%
Expected dividend payout	-	-
Expected option life-years	5.0	10.0

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company’s pro forma net loss and net loss per share would have been $(17,117,545) and $(0.38) for the period ended September 30, 2005 and $(13,903,630) and $(0.34) for the period ended September 30, 2004, respectively.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	1,862,607	7.19	$ 1.00	1,695,941	$ 1.00
$ 3.45	75,000	8.45	$ 3.45	75,000	$ 3.45
	1,937,607	6.62	$ 1.09	1,770,941	$ 1.10

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2003	1,555,000	1.00
Granted	1,900,000	1.00
Exercised	(187,500)	0.96
Canceled or expired	-	-
Outstanding at December 31, 2003	3,267,500	$1.00
Granted	60,000	3.45
Exercised	(328,331)	1.00
Canceled or expired	(1,000,000)	1.00
Outstanding at December 31, 2004	1,999,169	$1.07
Granted	60,000	3.45
Exercised (Note E)	(76,562)	1.00
Canceled or expired	(45,000)	3.45
Outstanding at September 30, 2005	1,937,607	$1.09

The estimated value of the non-employee stock options vested during the period ended September 30, 2005 was determined using the Black-Scholes option pricing model and the following assumptions: estimated option life of 1 to 3 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 70%. The amount of the expense charged to operations in connection with granting the options was $804,999 and $603,527 during the period ended September 30, 2005 and 2004, respectively.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	416,500	0.44	$ 1.00	416,500	$ 1.00
$ 2.97	35,000	0.64	$ 2.97	35,000	$ 2.97
	451,500	0.46	$ 1.15	451,500	$ 1.15

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2003	3,531,460	$0.84
Granted	8,591,800	1.01
Exercised	(6,963,770)	0.92
Canceled or expired	-	-
Outstanding at December 31, 2003	5,159,490	$1.01
Granted	-	-
Exercised	(4,468,590)	0.99
Canceled or expired	(115,000)	1.00
Outstanding at December 31, 2004	575,900	$1.12
Granted	40,000	1.00
Exercised (Note E)	(164,400)	1.00
Canceled or expired	-	-
Outstanding at September 30, 2005	451,500	$1.15

The estimated value of warrants vested during the period ended September 30, 2005 was determined using the Black-Scholes option pricing model and the following assumptions: warrant remaining life of 0.89 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 70%. In-the-money warrants granted were charged to operations at grant date. Total compensation expense of $155,823 and $17,438 was charged to operations for the period ended September 30, 2005 and 2004, respectively.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE E - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, par value $.001 per share. As of September 30, 2005 and December 31, 2004, the Company had no preferred stock issued and outstanding. The Company has authorized 100,000,000 shares of common stock, par value $.001 per share. As of September 30, 2005 and December 31, 2004, the Company had 44,910,908 and 44,335,989 shares of common stock issued and outstanding, respectively.

During the period ended September 30, 2005, the Company issued an aggregate of 318,839 shares of common stock for an aggregate purchase price of $340,049 to certain employees upon exercise of employee stock options at approximately $1.07 per share. Additionally, the Company issued an aggregate of 76,562 shares of common stock for an aggregate purchase price of $76,562 to consultants upon exercise of non-employee stock options at $1.00 per share (Note D).

During the period ended September 30, 2005, the Company issued an aggregate of 1,968 shares of common stock, having an aggregate fair market value of $9,000, to consultants in exchange for services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. Compensation costs of $9,000 were charged to operations during the period ended September 30, 2005.

The Company issued an aggregate of 114,400 shares of common stock to consultants upon the exercise of warrants at $1.00 per share. The Company also issued 36,150 shares of common stock in exchange for 50,000 cashless warrants exercised (Note D).

The Company issued an aggregate of 27,000 shares of common stock to an employee in exchange for $122,649 of services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. Compensation costs of $122,649 were charged to operations during the period ended September 30, 2005.

NOTE F - LONG-TERM INVESTMENTS

Amperion, Inc.

On November 30, 2004, the Company entered into a Stock Purchase Agreement (“Agreement”) with Amperion, Inc. ("Amperion"), a privately held company. Amperion is engaged in the business of developing networking hardware and software that enables the delivery of high-speed broadband data over medium-voltage power lines. Pursuant to the Agreement, the Company invested $500,000 in Amperion in exchange for 11,013,215 shares of Series A Preferred Stock for an equity interest of approximately 4.7%. The Company has the right to appoint one person to Amperion’s seven-person board of directors. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of Amperion.

BPL Global, Ltd.

On February 4, 2005, the Company approved an investment of $100,000 in BPL Global, Ltd. (“BPL Global”), a privately held company. This investment represents an equity interest of approximately 5.8%. BPL Global is engaged in the business of developing broadband services via power lines through joint ventures in the United States, Asia, Eastern Europe and the Middle East. As of September 30, 2005, the Company has funded $100,000 of this commitment. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of BPL Global.

It is the policy of the Company to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The Company identifies and records impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. The fair value of the Company’s investment in Amperion and BPL Global, remained at $500,000 and $100,000, respectively, as of September 30, 2005.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE G - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of Gateways, eXtenders, Couplers and iBridges, which are the significant components of the Telkonet solution. Components of inventories as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Raw Materials	$578,411	$748,110
Finished Goods	1,110,803	1,125,608
	$1,689,214	$1,873,718

NOTE H - BUSINESS CONCENTRATION

Revenue from three (3) major customers approximated $178,593 or 13% of sales for the nine-month period ended September 30, 2005, and $206,552 or 42% of sales for the period ended September 30, 2004. Total accounts receivable of $34,605, or 20% of total accounts receivable was due from these three customers as of September 30, 2005 and $8,866 or 12% of total accounts receivable was due from these three customers as of September 30, 2004.

NOTE J - SUBSEQUENT EVENTS

In October 2005, the Company has completed a convertible senior debt financing of $20 million (“Notes”). The $20 million is for general working capital needs. The Notes bear interest at a fixed rate of 7.25%, payable in cash, and call for monthly principal installments beginning March 1, 2006. The maturity date is 3 years from the issuance of the Notes. At any time or times, the Noteholders shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable Common Shares. At the option of the Noteholders, the principal payments may be paid either in cash or in common stock. Upon conversion into common stock, the value of the stock will be determined by the lower of $5 or 92.5% of the average recent market price. The Company has also agreed to issue one million warrants to the Noteholders exercisable for five years at $5 per share. The Notes are convertible into common stock. At any time after six months, should the stock trade at or above $8.75 for 20 of 30 consecutive trading days, the Company can cause a mandatory redemption and conversion to shares at $5 per share. At any time, the Company can pre-pay the notes with cash or common stock. If the Company elects to use common stock to pre-pay the Notes, the price of the common stock is the lower of $5 or 92.5% of the average recent market price. Should the Company pre-pay the Notes other than by mandatory conversion, the Company must issue additional warrants to the Noteholders covering 65% of the amount pre-paid at a strike price of $5 per share. In addition to standard financial covenants, the Company has agreed to maintain a letter of credit in favor of the Noteholders equal to $10 million. Once the Note declines below $15 million, the balance is reduced by $.50 for every $1 amortized. The Company also has covenants requiring a minimum revenue test of $9 million through 2006, measured quarterly.

The proforma balance sheet as of September 30, 2005 illustrates the effect of the convertible senior debt financing transaction which occurred subsequent to the September 30, 2005 Balance Sheet:

TELKONET, INC.
CONDENSED UNAUDITED PROFORMA BALANCE SHEET
SEPTEMBER 30, 2005

	(Unaudited)		(Unaudited)
	Actual	Adjustment (1)	Proforma
ASSETS
Current Assets:
Cash and cash equivalents	$2,305,190	$18,800,000	$21,105,190
Other current assets	2,059,934	-	2,059,934
Total current assets	4,365,124	18,800,000	23,165,124

Total other assets	2,329,289	1,200,000	3,529,289

TOTAL ASSETS	$6,694,413	$20,000,000	$26,694,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current liabilities	$1,373,004	$0	$1,373,004
Convertible debentures and Senior Notes	641,979	-	641,979
Total current liabilities	2,014,983	0	2,014,983

Long Term Liabilities:
Convertible debentures, net of debt discount	-	13,283,458	13,283,458
Other long term liabilities	41,949	-	41,949
Total long term liabilities	41,949	13,283,458	13,325,407

Stockholders’ equity	4,637,481	6,716,542	11,354,023
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,694,413	$20,000,000	$26,694,413

(1)	Gross proceeds of $20,000,000 less 5% commission or $1,000,000 and estimated costs of $200,000. The financing cost is amortized over the term of the Notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of the Company

Telkonet, Inc. (“Telkonet” or the “Company”) was formed in 1999 to develop products for use in the powerline communications (PLC) industry. PLC products use existing electrical wiring in commercial buildings and residences to carry high speed data communications signals, including the Internet. Since the Company’s formation, it has focused on development and marketing of its PLC technology.

The Company’s PLC technology, the “PlugPlus(TM)” product suite (also refered to as the Telkonet iWire System in certain commercial applications), consists of four primary components, the Gateway, the eXtender, the Coupler and the iBridge. The Gateway, the hub of the PlugPlus(TM)product suite, is a modular, self-contained unit that accepts data from an existing network on one port and distributes it via a second port. The Gateway integrates a communications processor that runs a series of proprietary applications under Linux. The signal generated by the Gateway can be directly coupled into low voltage wiring via the Coupler, which interfaces directly between the Gateway and the building’s electrical panel. Multi-panel buildings typically require multiple Couplers, which are connected to the Gateway via inexpensive coaxial cable and concentrated using standard radio frequency splitters. A suite of software applications running on the Gateway can perform communications functions or system management functions. The iBridge serves as the user’s network access device and connects to a user’s personal computer through a standard Ethernet cable. The iBridge’s AC line cord serves as its power source as well as its network interface. The eXtender is used to extend the reach of the Gateway in larger buildings or campus environments.

The PlugPlus™ product suite delivers data to the user at speeds in excess of 7 Mega bits per second (Mbps), with burst speeds of 12.6 Mbps. The PlugPlus™ product suite is installed by connecting an incoming broadband signal (DSL, T-1, satellite or cable modem) into the Gateway and connecting the Gateway to a building's electrical panel using one or more Couplers. Once installed, the Gateway distributes the high-speed Internet signal throughout the entire existing network of electrical wires within the building. The user may access a high-speed Internet signal by plugging the iBridge into any electrical outlet and connecting a personal computer to the iBridge using the computer's built-in Ethernet port. Multiple personal computers connected to the iBridge can communicate with one another and can share a single broadband resource via the Gateway.

The Company is a member of the HomePlug(TM) Powerline Alliance, an industry trade group that engages in marketing and educational initiatives, and sets standards and specifications for products, in the powerline communications industry.

The Company’s principal executive offices are located at 20374 Seneca Meadows Parkway, Germantown, MD 20876

Forward Looking Statements

This report may contain “forward-looking statements,” which represent the Company’s expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company’s results, operations, performance, financial condition, plans, growth and strategies, which include, without limitation, statements preceded or followed by or that include the words “may,” “will,” “expect,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology. Any statements contained in this report or the information incorporated by reference that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(F) of the Securities Exchange Act of 1934. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors, including those risk factors discussed under “Trends, Risks and Uncertainties”, many of which are also beyond the Company’s control. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company does not undertake any obligation to update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except to the extent such updates and/or revisions are required by applicable law.

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

Revenue Recognition

For revenue from product sales, we recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defers any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Currently, there are no warranties provided with the purchase of our products. The cost of replacing defective products and product returns have been immaterial and within management’s expectations. In the future, when we deem warranty reserves are appropriate, such costs will be accrued to reflect anticipated warranty costs.

For equipment under lease, revenue is recognized over the lease term for operating lease and rental contracts. All of our leases are accounted for as operating leases. At the inception of the lease, no lease revenue is recognized and the leased equipment, together with the initial direct costs of installation and support are capitalized, and appear on the balance sheet as “Equipment Under Operating Leases.” The capitalized cost of this equipment is depreciated from two to three years, on a straight-line basis down to our original estimate of the projected value of the equipment at the end of the scheduled lease term. Monthly lease payments are recognized as rental income.

        Revenues

The Company’s revenue consists of direct product sales and a recurring (lease) model in the commercial, government and international markets. The table below outlines product versus recurring (lease) revenues for comparable periods:

	Three months Ended
Revenue:	September 30, 2005		September 30, 2004		Variance

Recurring (lease)	$205,493	33%	$69,209	87%	$136,284	197%
Product	416,430	67%	10,126	13%	406,304	4012%
Total	$621,923	100%	$79,335	100%	$542,588	684%

	Nine months Ended
Revenue:	September 30, 2005		September 30, 2004		Variance

Recurring (lease)	$485,105	36%	$135,399	28%	$349,706	258%
Product	855,953	64%	355,938	72%	500,015	140%
Total	$1,341,058	100%	$491,337	100%	$849,721	173%

Recurring revenue

The increase in recurring (lease) revenue was primarily due to the increase in non-cancelable leases. Accordingly, revenues associated with these leases are recognized ratably over a three to five year lease term. Revenues to be recognized under these non-cancelable leases (backlog) was approximately $2,571,000 and $642,000 as of September 30, 2005 and 2004, respectively. The weighted average remaining lease term was approximately 32 and 31 months, respectively. The associated unamortized capitalized costs in connection with these leases was approximately $798,000 and $283,000 or 31% and 44% of revenue backlog, respectively.

Product revenue

Product revenue principally arises from the sale of iBridges and other PlugPlus(TM) components directly to customers. Revenues to date have been principally derived from the Commercial (Hospitality and Multi-Dwelling) and International business units. The Company anticipates growth in Commercial product revenue in future quarters due to the roll-out of a domestic Value Added Reseller purchase program in September 2005. The Company has expanded its international sales and marketing efforts upon receiving its European certification (CE) in March 2005 resulting in product revenue of approximately $156,000 and $330,000 during the three months and period ending September 30, 2005, respectively. The Company has expanded its sales and marketing efforts in the government sector based on the receipt of the FIPS 140-2 certification received in July 2005.

Cost of Sales

	Three months Ended
Cost of Sales:	September 30, 2005		September 30, 2004		Variance

Recurring (lease)	$148,864	72%	$46,353	67%	$102,511	221%
Product	260,310	63%	22,520	222%	237,790	1056%
Total	$409,174	66%	$68,873	87%	$340,301	494%

	Nine months Ended
Cost of Sales:	September 30, 2005		September 30, 2004		Variance

Recurring (lease)	$313,654	65%	$48,449	36%	$265,205	547%
Product	605,066	71%	433,469	122%	171,597	40%
Total	$918,720	69%	$481,918	98%	$436,802	91%

Recurring (lease) Costs

Lease Cost primarily represents the amortization of the capitalized costs which are amortized over the lease term and include Telkonet equipment, installation labor and customer support. This increase compared to the prior year quarter is commensurate with the increase in leases.

Product Costs

Product cost primarily includes Telkonet equipment cost and installation labor. During the period ended September 30, 2004, certain complex installations resulted in additional installation labor as the Company was implementing its initial installations. The Company continues to refine its installation processes enabling lower costs.

Gross Profit

	Three months Ended
Gross Profit:	September 30, 2005		September 30, 2004		Variance

Recurring (lease)	$56,629	28%	$22,856	33%	$33,773	148%
Product	156,120	37%	(12,394)	-122%	168,514	1360%
Total	$212,749	34%	$10,462	13%	$202,287	1934%

	Nine months Ended
Gross Profit:	September 30, 2005		September 30, 2004		Variance

Recurring (lease)	$171,451	35%	$86,950	64%	$84,501	97%
Product	250,887	29%	-77,531	-22%	328,418	424%
Total	$422,338	31%	$9,419	2%	$412,919	4384%

Gross profit associated with both the recurring lease and product revenues for the three and nine-months ended September 30, 2005 improved over the same periods last year primarily as a result of reduction of equipment costs and of improved installation processes, including upfront site surveys and standardized training.

Operating Expenses

Overall expenses increased for the three months ended September 30, 2005 over the comparable period in 2004 by $1,302,732 or 49%, and increased for the nine months ended September 30, 2005 over the comparable period in 2004 by $1,380,005 or 14%. The operating expenses, excluding a $2,500,000 consultant fee expensed in the three months ended September 30, 2004, increased for the three and nine months ended September 30, 2005 over the comparable period in 2004 by $1,302,732 or 49% and $3,880,005 or 54%, respectively. This increase was principally due to salary and travel costs related to increased sales and marketing functions and office rent related to the Germantown, MD and Crystal City, VA leases. The number of employees increased from 48 at September 30, 2004 to 71 at September 30, 2005. Other increased costs were incurred in non-employee compensation for services, advertising and trade shows, and rent.

Liquidity and Capital Resources

The Company’s current assets exceeded current liabilities as of September 30, 2005 and December 31, 2004 by $2,350,141 and $12,671,520, respectively. Of the total current assets as of September 30, 2005 of $4,365,124 and as of December 31, 2004 of $13,900,419, cash represented $2,305,190 and $11,838,702, respectively.

In October 2005, the Company has completed a convertible senior debt financing of $20 million (“Notes”). The $20 million is for general working capital needs. The Notes bear interest at a fixed rate of 7.25%, payable in cash, and call for monthly principal installments beginning March 1, 2006. The maturity date is 3 years from the issuance of the Notes. At any time or times, the Noteholders shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable Common Shares. At the option of the Company, the principal payments may be paid either in cash or in common stock. Upon conversion into common stock, the value of the stock will be determined by the lower of $5 or 92.5% of the average recent market price. The Company has also agreed to issue one million warrants to the Noteholders exercisable for five years at $5 per share. The Notes are convertible into common stock. At any time after six months, should the stock trade at or above $8.75 for 20 of 30 consecutive trading days, the Company can cause a mandatory redemption and conversion to shares at $5 per share. At any time, the Company can pre-pay the notes with cash or common stock. If the Company elects to use common stock to pre-pay the Notes, the price of the common stock is the lower of $5 or 92.5% of the average recent market price. Should the Company pre-pay the Notes other than by mandatory conversion, the Company must issue additional warrants to the Noteholders covering 65% of the amount pre-paid at a strike price of $5 per share. In addition to standard financial covenants, the Company has agreed to maintain a letter of credit in favor of the Noteholders equal to $10 million. Once the Note declines below $15 million, the balance is reduced by $.50 for every $1 amortized. The Company also has covenants requiring a minimum revenue test of $9 million through 2006, measured quarterly.

In January 2004, the Board of Directors determined to permit the Senior Noteholders, for a limited period of time, to convert their Senior Notes into the Company's common stock at a conversion price of $2.10 per share. In connection with this transaction, Senior Noteholders converted Senior Notes having an aggregate principal value of $2,539,000.

In February 2004, Telkonet completed a private placement of its common stock resulting in net proceeds to the Company of approximately $12.8 million. The Company sold 6,387,600 shares of its common stock at a discount of 18% to the average market price of the Company’s common stock for the preceding 30 days.

In March 2004, the Company received $3.9 million upon the exercise of 4,235,007 warrants to purchase the Company’s common stock. Additionally, $0.2 million of debentures were converted into 324,000 shares of the Company’s common stock.

While the Company believes it has sufficient capital to meet its working capital requirements for the next twelve months, additional financing may be required in order to meet growth opportunities in financing and/or investing activities. If additional capital is required and the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to the Company, this could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.

Product Research and Development

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenses for the three and nine months ended September 30, 2005 increased $136,718 or 33% and $211,242 or 17%, respectively, over the comparable period in 2004. This increase was primarily related to an increase in salaries and related costs associated with the addition of employees and costs related to CE, FIPS 140-2 and other required certifications of the Company’s product.

Selling, General and Administrative

Selling, general and administrative expenses increased for the three and nine months ended September 30, 2005 over the comparable period in 2004 by $858,102 or 41% and $3,241,459 or 62%, respectively. This increase is related to an increase in payroll and associated costs for sales and marketing resources, advertising, trade shows, and office rent and related facility costs.

Acquisition or Disposition of Property and Equipment

During the nine months ended September 30, 2005, fixed assets increased by $326,385 or 46% which is primarily related to furniture and fixtures in the Crystal City, Virginia office, sales support software and computer equipment related to new employees. The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

In April 2005, the Company entered into a three-year lease agreement for 6,742 square feet of commercial office space in Crystal City, Virginia. Pursuant to this lease, the Company agreed to assume a portion of the build-out cost for this facility.

Number of Employees

As of October 31, 2005, the Company had seventy-three (73) full time employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees. The Company anticipates that it will increase its employment base to meet the needs outlined in its business plan.

As the Company continues to expand, the Company plans to incur additional costs for personnel. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing in excess of its existing capital resources. Although the Company believes it has sufficient capital as of October 31, 2005 to support the anticipated growth in operations, there can be no assurance that the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$20,000,000	$4,475,000	$15,625,000	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	$1,441,046	$411,804	$797,726	$231,516	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	-	-	-	-	-
Total	$1,441,046	$4,886,804	$16,422,726	$231,516	-

Trends, Risks and Uncertainties

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

The Company emerged from its development stage as of December 31, 2003. As a result, it has a limited operating history upon which to base an evaluation of its current business and future prospects. The Company has not generated substantial revenues since its inception. Because of the Company's brief operating history, management has limited insight into trends that may emerge and could materially adversely affect the Company's business. Prospective investors should consider the risks and difficulties the Company may encounter in its new and rapidly evolving market, especially given the Company's brief operating history. These risks include the Company's ability to:

•	market the PlugPlus™ product suite;

•	build a customer base;

•	generate revenues;

•	maintain senior convertible note financial debt covenants;

•	compete favorably in a highly competitive market;

•	access sufficient capital to support growth;

•	recruit and retain qualified employees;

•	introduce new products and services; and

•	build technology and support systems.

The Company has a history of operating losses and an accumulated deficit and expects to continue to incur losses for the foreseeable future.

Since inception through September 30, 2005, the Company has incurred cumulative losses of $37,841,545 and has never generated enough funds through operations to support its business. The Company expects to continue to incur operating losses through 2006. The Company's losses to date have resulted principally from:

•	research and development costs relating to the development of the PlugPlus™ product suite;

•	costs and expenses associated with manufacturing, distribution and marketing of the Company's products;

•	general and administrative costs relating to the Company's operations; and

•	interest expense related to the Company's indebtedness.

The Company is currently unprofitable and may never become profitable. Since inception, the Company has funded its research and development activities primarily from private placements of equity and debt securities, a bank loan and short term loans from certain of its executive officers. As a result of its substantial research and development expenditures and limited product revenues, the Company has incurred substantial net losses. The Company's ability to achieve profitability will depend primarily on its ability to successfully commercialize the PlugPlus™ product suite.

Potential fluctuations in operating results could have a negative effect on the price of the Company's common stock.

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including:

•	the level of use of the Internet;

•	the demand for high-tech goods;

•	the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations;

•	price competition or pricing changes in the industry;

•	technical difficulties or system downtime;

•	economic conditions specific to the internet and communications industry; and

•	general economic conditions.

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

As of October 31, 2005, the Company's officers and directors beneficially owned 24.4% of the Company's issued and outstanding common stock. This means that the Company's officers and directors, as a group, exercise significant control over matters upon which the Company's stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.

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

As of September 30, 2005, the Company had outstanding employee options to purchase a total of 10,475,938 shares of common stock at exercise prices ranging from $1.00 to $5.97 per share, with a weighted average exercise price of $1.89. As of September 30, 2005, the Company had outstanding non-employee options to purchase a total of 1,937,607 shares of common stock at exercise prices ranging from $1.00 to $3.45 per share, with a weighted average exercise price of $1.09 per share.  As of September 30, 2005, the Company had warrants outstanding to purchase a total of 451,500 shares of common stock at exercise prices ranging from $1.00 to $2.97 per share, with a weighted average exercise price of $1.15. In addition, as of September 30, 2005, the Company had no additional shares remaining of common stock which may be issued in the future under the Amended and Restated Telkonet, Inc. Stock Incentive Plan. The Company anticipates that the Board will authorize the issuance of additional shares under the plan.  The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of the Company's common stock.

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

Delays in product development and introduction could result in:

•	loss of or delay in revenue and loss of market share;

•	negative publicity and damage to the Company's reputation and brand; and

•	decline in the average selling price of the Company's products.

Government regulation of the Company's products could impair the Company's ability to sell such products in certain markets.

FCC rules permit the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements. Differing technical requirements apply to "Class A" devices intended for use in commercial settings, and "Class B" devices intended for residential use to which more stringent standards apply. An independent, FCC-certified testing lab has verified that the Company's PlugPlus™ product suite complies with the FCC technical requirements for Class A and Class B digital devices. No further testing of these devices is required and the devices may be manufactured and marketed for commercial and residential use. Additional devices designed by the Company for commercial and residential use will be subject to the FCC rules for unlicensed digital devices. Moreover, if in the future, the FCC changes its technical requirements for unlicensed digital devices, further testing and/or modifications of devices may be necessary. Failure to comply with any FCC technical requirements could impair the Company's ability to sell its products in certain markets and could have a negative impact on its business and results of operations.

Products sold by the Company's competitors could become more popular than the Company's products or render the Company's products obsolete.

The market for powerline communications products is highly competitive. The Company believes it has the only commercial integrated three phase solution for “in-building” distribution of broadband utilizing the electrical wiring infrastructure. The Linksys Division of Cisco Systems, Inc. (Linksys) and Netgear, Inc. offer similar PLC solutions for the residential market. Althought Linksys and Netgear do not presently complete with the Company in the commercial market, there can be no assurance that Linksys, Netgear or any other company will not develop PLC products that compete with the Company's products in the future. These potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These potential competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than the Company can. As a result, the Company may not be able to compete successfully with these potential competitors and these potential competitors may develop or market technologies and products that are more widely accepted than those being developed by the Company or that would render the Company's products obsolete or noncompetitive. The Company anticipates that potential competitors will also intensify their efforts to penetrate the Company's target markets. These potential competitors may have more advanced technology, more extensive distribution channels, stronger brand names, bigger promotional budgets and larger customer bases than the Company does. These companies could devote more capital resources to develop, manufacture and market competing products than the Company could. If any of these companies are successful in competing against the Company, sales could decline, margins could be negatively impacted, and the Company could lose market share, any of which could seriously harm the Company's business and results of operations.

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

The Company's success depends partly on its ability to maintain patent and trade secret protection, to obtain future patents and licenses, and to operate without infringing on the proprietary rights of third parties. There can be no assurance that the measures the Company has taken to protect its intellectual property, including those integrated to its PlugPlus™ product suite, will prevent misappropriation or circumvention. In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that the Company's existing patents, or any patents that may be issued in the future, will provide the Company with significant protection against competitors. Moreover, there can be no assurance that any patents issued to, or licensed by, the Company will not be infringed upon or circumvented by others. Infringement by third parties on the Company's proprietary technology could negatively impact its business. Moreover, litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is in the Company's favor. The Company also relies to a lesser extent on unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes or that the Company can meaningfully protect its rights to such unpatented proprietary technology. Development of substantially equivalent technology by the Company's competitors could negatively impact its business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Short Term Investments

We held no marketable securities as of September 30, 2005. Our excess cash is held in money market accounts in a bank and brokerage firms both of which are nationally ranked top tier firms with an average return of approximately 300 basis points. Due to the conservative nature of our investment portfolio, an increase or decrease of 100 basis points in interest rates would not have a material effect on our results of operations or the fair value of our portfolio.

Investments in Privately Held Companies

We have invested in privately held companies, which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As a result, we could lose our entire initial investment in these companies. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of these companies and none is expected to develop. These investments are carried at cost, which as of October 31, 2005 was $600,000 compared with $500,000 at December 31, 2004, and are recorded in other assets in the Consolidated Balance Sheets. To date, there have been no impairment charges based on management’s assessment of these investments. Both investments are transactions which have occurred within the last year.

Item 4.  Controls and Procedures.

As of September 30, 2005, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the U.S. Securities and Exchange Commission. There were no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls subsequent to the date of the most recent evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2005, the Company agreed to issue 9,000 shares of common stock to Ronald W. Pickett, the Company's Chief Executive Officer, pursuant to his employment agreement, dated January 30, 2004. Mr. Pickett has deferred the receipt of his 2004 and 2005 shares although the value of such shares has been expensed.

The foregoing issuance of stock was effected in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-July 31, 2005	0	n/a	0	0
August 1- August 31, 2005	0	n/a	0	0
September 1-September 30, 2005	0	n/a	0	0
Total	0	n/a	0	0

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
4.7
Securities Purchase Agreement by and among Telkonet, Inc., Kings Road Investments Ltd. and Portside Growth & Opportunity Fund, dated as of October 26, 2005 (incorporated by reference to our Form 8-K (No. 000-27305), filed on October 31, 2005)

4.8	Senior Convertible Note by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 000-27305), filed on October 31, 2005)
4.9	Senior Convertible Note by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 000-27305), filed on October 31, 2005)
4.10
Registration Rights Agreement by and among Telkonet, Inc., Kings Road Investments Ltd. and Portside Growth & Opportunity Fund, dated October 27, 2005 (incorporated by reference to our Form 8-K (No. 000-27305), filed on October 31, 2005)

4.11	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 000-27305), filed on October 31, 2005)
4.12	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 000-27305), filed on October 31, 2005)
10.1	Amended and Restated Telkonet, Inc. Incentive Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-412), filed on April 17, 2002)
10.2
Employment Agreement by and between Telkonet, Inc. and Stephen L. Sadle, dated as of January 18, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003

10.3
Employment Agreement by and between Telkonet, Inc. and Robert P. Crabb, dated as of January 18, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)

10.4
Employment Agreement by and between Telkonet, Inc. and Ronald W. Pickett, dated as of January 30, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)

10.5
Employment Agreement by and between Telkonet, Inc. and E. Barry Smith, dated as of February 17, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)

10.6
Securities Purchase Agreement by and among Telkonet, Inc., Kings Road Investments Ltd. and Portside Growth & Opportunity Fund, dated as of October 26, 2005 (incorporated by reference to our Form 8-K (No. 000-27305), filed on October 31, 2005)

10.7	Senior Convertible Note by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 000-27305), filed on October 31, 2005)
10.8	Senior Convertible Note by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 000-27305), filed on October 31, 2005)
10.9
Registration Rights Agreement by and among Telkonet, Inc., Kings Road Investments Ltd. and Portside Growth & Opportunity Fund, dated October 27, 2005 (incorporated by reference to our Form 8-K (No. 000-27305), filed on October 31, 2005)

10.10	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 000-27305), filed on October 31, 2005)
10.11	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 000-27305), filed on October 31, 2005)
10.12	Consulting Agreement between Telkonet, Inc. and Seth D. Blumenfeld, dated July 1, 2005.

24	Power of Attorney (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
31.1	Certification of Ronald W. Pickett pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of E. Barry Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of E. Barry Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: November 9, 2005	By:	/s/ Ronald W. Pickett

Ronald W. Pickett Chief Executive Officer