Form 10-K
period 2005-12-31
TELKONET INC
filed 2006-03-16
CIK 1094084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-27305

TELKONET, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0627421
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

20374 Seneca Meadows Parkway
Germantown, MD 20876
(Address of principal executive offices)

(240) 912-1800
(Issuer’s telephone number)

Securities Registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes  ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act.   ☐ Yes  ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer    ☒ Accelerated Filer   ☐ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1 2006: $155,184,856
Number of outstanding shares of the registrant’s par value $0.001 common stock as of March 1, 2006: 46,316,539.

TELKONET, INC.
FORM 10-K

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

Telkonet, Inc. was formed in 1999 to develop products for use in the powerline communications (PLC) industry. PLC products use existing electrical wiring in commercial and residential buildings to carry high speed data communications signals, including the Internet. Since the Company’s formation, it has focused on development and marketing of its PLC technology.

The Company’s PLC technology, the “Telkonet iWire System(TM)” product suite (formerly referred to as the PlugPlus™ product suite), consists of four primary components, the Gateway, the eXtender, the Coupler and the iBridge. The Gateway, the hub of the Telkonet iWire SystemTM product suite, is a modular, self-contained unit that accepts data from an existing network on one port and distributes it via a second port. The Gateway integrates a communications processor that runs a series of proprietary applications under Linux. The signal generated by the Gateway can be directly coupled into low voltage wiring via the Coupler, which interfaces directly between the Gateway and the building’s electrical panel. Multi-panel buildings typically require multiple Couplers, which are connected to the Gateway via inexpensive coaxial cable and concentrated using standard radio frequency splitters. A suite of software applications running on the Gateway can perform communications functions or system management functions. The iBridge serves as the user’s network access device and connects to a user’s personal computer through a standard Ethernet cable. The iBridge’s AC line cord serves as its power source as well as its network interface. The eXtender is used to extend the reach of the Gateway in larger buildings or campus environments.

The Telkonet iWire System™ product suite delivers data to the user at speeds in excess of 7 Mega bits per second (Mbps), with burst speeds of 12.6 Mbps. The Telkonet iWire System™ product suite is installed by connecting an incoming broadband signal (DSL, T-1, satellite or cable modem) into the Gateway and connecting the Gateway to a building's electrical panel using one or more Couplers. Once installed, the Gateway distributes the high-speed Internet signal throughout the entire existing network of electrical wires within the building. The user may access a high-speed Internet signal by plugging the iBridge into any electrical outlet and connecting a personal computer to the iBridge using the computer's built-in Ethernet port. Multiple personal computers connected to the iBridge can communicate with one another and can share a single broadband resource via the Gateway.

The Company is a member of the HomePlug(TM) Powerline Alliance, an industry trade group that engages in marketing and educational initiatives, and sets standards and specifications for products in the powerline communications industry.

The Company’s principal executive offices are located at 20374 Seneca Meadows Parkway, Germantown, Maryland 20876.

Business History

In January 2002, the Company announced that it had shifted its management emphasis from research and development to product sales and marketing in order to move its initial proprietary products into the commercial market. In January 2002, the Board of Directors, Founders and executive management of the Company also reassessed the Company’s capital structure. In order to attract additional management and marketing expertise, and to raise the necessary capital for manufacturing, sales, and marketing, the Board of Directors approved a plan authorizing the repurchase of certain shares of, and options to purchase, Telkonet common stock held by each of David Grimes, L. Peter Larson and Stephen Sadle who, at the time of the stock repurchase, each owned in excess of five percent of the issued and outstanding capital stock and were directors and executive officers of Telkonet. The net effect of the recapitalization was to reduce the number of shares of issued and outstanding common stock from approximately 22,100,000 shares to 13,900,000 shares.

In May 2002, the Company concluded an offering of Series A convertible debentures pursuant to which the Company raised approximately $1.7 million dollars for working capital purposes. In the fourth quarter of 2002, the Company announced the successful installation of its PlugPlus™ product suite at a historic inn in Augusta, Georgia and installation of a product field trial in Wilmington, North Carolina.

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

In the second quarter of 2003, the Company concluded an offering of Senior Notes pursuant to which the Company raised approximately $5,000,000, exclusive of placement costs and fees. The proceeds of the Senior Note offering were designated for working capital purposes.

In January 2004, the Board of Directors determined to permit the Senior Noteholders, for a limited period of time, to convert their Senior Notes into the Company's common stock at a conversion price of $2.10 per share. In connection with this transaction, Senior Noteholders converted Senior Notes having an aggregate principal value of $2,539,000. As of December 31, 2005, the aggregate outstanding balance on the Senior Notes, including principal and accrued but unpaid interest, was $102,000.

In February 2004, the Company completed a private offering of its common stock resulting in net proceeds of $12.8 million. The Company sold 6,387,600 shares of its common stock in the private offering. The proceeds of the private placement were designated for working capital purposes.

In October 2005, the Company announced that it completed a convertible senior debt financing of $20 million. The $20 million is for general working capital needs. The convertible notes bear interest at a fixed rate of 7.25%, payable in cash or, under certain conditions, Telkonet common stock, and call for monthly principal installments beginning March 1, 2006. The  convertible senior notes were purchased by two institutional investors in the face amount of $10 million each.

In January 2006, the Company acquired, for $9 million, a 90% interest in Microwave Satellite Technologies (MST), a communications technology company that offers complete sales, installation, and service of Very Small Aperture Terminal (VSAT) and business television networks, and is a full-service national Internet Service Provider (ISP). This acquisition will allow the Company to provide a “triple-play” solution to HDTV, VoIP telephony and Internet subscribers. The $9 million purchase price is payable $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock, the $900,000 of the cash portion of the purchase price was paid at the closing and the remaining $900,000 is payable in January 2007. With respect to the stock portion of the purchase price, 400,000 shares of Telkonet common stock were paid at the closing and the remaining 1,200,000 shares are currently held in escrow and shall be released upon the achievement of 3,300 “triple play” subscribers over a three year period. The Company plans to expand MST's existing operations, which currently are concentrated in Manhattan, throughout New York and increase its presence in other major metropolitan cities using the New York system as a template.

Competition

The HomePlug(TM) Powerline Alliance has grown over the past year and now includes many well recognized brands in the networking and communications industries. These include Linksys (a Cisco company), Intel, GE, Motorola, Netgear, Sony and Samsung. While these companies may choose to move into the commercial market at a future date, they do not presently represent a direct competitive threat to Telkonet since they only market and sell their products in the residential sector.

Notwithstanding the present absence of direct competitors, there can be no assurance that the HomePlug(TM) Powerline Alliance members, or any other company will not develop PLC products that compete with Telkonet’s products in the future. Some of these potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources than Telkonet. These potential competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than Telkonet can. As a result, Telkonet may not be able to compete successfully with these potential competitors and these potential competitors may develop or market technologies and products that are more widely accepted than those being developed by Telkonet or that would render Telkonet’s products obsolete or noncompetitive.

Management has focused its sales and marketing efforts primarily on the commercial sector, which includes office buildings, hotels, schools, shopping malls, commercial buildings, multi-dwelling units, government facilities, and any other commercial facilities that have a need for Internet access and network connectivity. The Company has also focused on establishing relationships with value added resellers. Telkonet continues to examine, select and approach entities with existing distribution channels that will be enhanced by the Company’s offerings. The Company also intends to focus future sales and marketing efforts in Europe, South America, Asia and the Pacific Rim.

        Raw Materials

The Company has not experienced any significant or unusual problems in the purchase of raw materials or commodities. While the Company is dependent, in certain situations, on a limited number of vendors to provide certain raw materials and components, it has not experienced significant problems or issues purchasing any essential materials, parts or components. The Company obtains the majority of its raw materials from the following suppliers: Avnet Electronics Marketing, Digi-Key Corporation, Intellon Corporation, and Parkview Metal Products. In addition, Superior Manufacturing Services, a U.S. based company, provides substantially all the manufacturing and assembly requirements for the Company.

Customers

The Company is neither limited to, nor reliant upon, a single or narrowly segmented consumer base from which it derives its revenues. Presently, the Company is not dependent on any particular customer under contract. However, in 2005, the Company sold certain rental contract agreements to Hospitality Leasing Corporation, which sale represented approximately 18% of total revenues. In 2004, revenues from another customer represented approximately 19% of total revenues. The Company’s primary focus is in the hospitality, multi-dwelling units, government and international markets.

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

In September 2003, the Company received approval from the U.S. Patent and Trademark Office for its “Method and Apparatus for Providing Telephonic Communication Services” patent.

In December 2005, Telkonet was granted United States Patent 6,975,212 by the U.S. Patent and Trademark Office. The patent is titled “Method and Apparatus for Attaching Power Line Communications to Customer Premises.” This patent covers the Telkonet Coupler, which is a unique technique used by the Company to interface and couple its communication devices onto the three-phase electrical systems that are predominate in commercial buildings and facilities worldwide. In addition to the foregoing, in 2005, Telkonet filed three new patent applications related to its PLC technology.

Notwithstanding the issuance of this patent, there can be no assurance that any of the Company’s current or future patent applications will be granted, or, if granted, that such patents will provide necessary protection for the Company’s technology or its product offerings, or be of commercial benefit to the Company.

Government Regulation

We are subject to regulation in the United States by the FCC. FCC rules permit the operation of unlicensed digital devices that radiate radio frequency (RF) emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements. An independent, FCC-certified testing lab has verified that our PLC product line complies with the FCC technical requirements for Class B digital devices. No further testing of these devices is required and the devices may be manufactured and marketed for commercial and residential use.

In Europe and other overseas markets, the Company’s products are subject to safety and RF emissions regulations adopted by the European Union (EU) for Information Technology Equipment. In March 2005, the Company received final Conformite Europeene (CE) certification, which is required for the Company to freely market and sell its products within the EU. As a result of the certification, the Company’s products that will be sold and installed in EU countries will bear the CE marking, a symbol that demonstrates that the product has met the EU’s regulatory standards and is approved for sale in the EU.

Future products designed by the Company will require testing for compliance with FCC and EU regulations. Moreover, if in the future, the FCC or EU change their respective regulatory requirements, further testing and/or modifications to the Company's products may be necessary to comply with such changes.

        Research and Development

During the years ended December 31, 2005, 2004 and 2003, the Company spent $2,096,104, $1,852,308 and $1,370,785, respectively, on research and development activities. In 2005, research and development activities included (a) Quality of Service (QoS) for VoIP service for both commercial and FIPS 140-2 product applications, (b) design of next generation high-speed development platform, (c) design, prototype and release of a new Integrated Coupler Breaker product line, (d) design and development of second generation automated test equipment for manufacturing Telkonet's products, (e) automated Software Quality Assurance (SQA) regression testing. In 2004, research and development activities included (a) development of a reduced cost (“G3”) iBridge/eXtender, (b) router software development, and (c) advanced encryption support. In 2003, research and development activities included (a) improved network capabilities with the introduction of the Company’s secondary gateway, (b) the introduction of an encrypted product feature to enhance security functions, (c) improved ability to remotely monitor network status, (d) the addition of a Virtual Local Area Network (VLAN) support function for enhanced integration of subscriber management and billing systems, and (e) development of the reduced cost iBridge/eXtender products.

Long Term Investments

Amperion, Inc.

On November 30, 2004, the Company invested $500,000 in Amperion, Inc., a privately held company, in exchange for 11,013,215 shares of Series A Preferred Stock, which represents an equity interest in Amperion of approximately 4.7%. Amperion is engaged in the business of developing networking hardware and software that enables the delivery of high-speed broadband data over medium-voltage power lines. The Series A Preferred Stock has a preferential right to receive dividends and with respect to liquidation. The Series A Preferred Stock also votes as a single class with the shares of common stock and Class C common stock, except with respect to certain extraordinary matters, including an amendment to Amperion’s certificate of incorporation, an increase in the number of authorized shares of preferred stock, the issuance of any class of stock having parity with or rights superior to those of the Series A Preferred Stock and certain material transactions, in which case, the Series A Preferred Stock must approve such extraordinary action voting as a separate class. The Company has the right to designate one member of Amperion’s seven-person board of directors. The Board of Directors has designated Warren “Pete” Musser, the Chairman of the Board of Directors of Telkonet, to fill this position. Each share of Series A Preferred Stock is entitled to one vote per share. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over Amperion’s operating or financial policies. The Company determined that its investment in Amperion was impaired based upon forecasted discounted cash flow and has written-off 80%, or $400,000, of its investment based on management assessment. The remaining value of the Company’s investment in Amperion is $100,000 at December 31, 2005.

BPL Global, Ltd.

On February 4, 2005, the board of directors approved an investment in BPL Global, Ltd. (“BPL Global”), a privately held company. During the year-end December 31, 2005, the Company funded, in the aggregate, $131,000 of the approved committment. This investment represents an equity interest of approximately 6.21% at December 31, 2005. BPL Global is engaged in the business of developing broadband services via power lines through joint ventures in the United States, Asia, Eastern Europe and the Middle East. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of BPL Global. The Company reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of the Company's investment in BPL Global remained at $131,000 as of December 31, 2005.

Environmental Matters

The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

Employees

As of March 1, 2006, the Company had eighty-three (83) full time employees, which were comprised of sixty-six (66) full-time employees of Telkonet and seventeen (17) employees of MST. The Company anticipates that it will hire additional key staff throughout 2006 in the areas of business development, sales and marketing, and engineering.

Backlog

As of December 31, 2005 and 2004, revenues to be recognized under non-cancelable leases (backlog) was approximately $2,411,000 and $933,000, respectively. The associated remaining weighted average lease term was approximately 31 months for both years. In January 2006, the Company consummated a non-recourse sale of certain rental contract agreements (backlog) of approximately $918,000. Of the remaining $1,493,000 backlog, $498,000 will be recognized as revenue in 2006 while the remaining $995,000 will be recognized in 2007 through 2010.

Financial Information About Geographic Areas

To date, the majority of the Company's revenue has been derived from United States sources although the Company does recognize revenue from international sales. International sales represented 25% and 10% of the Company's total revenue in 2005 and 2004, respectively. Telkonet's international sales presently are concentrated in Canada, Latin America and Western Europe, however, Telkonet continues to expand into other markets worldwide. The table below sets forth the Company's net revenue in the United States and Worldwide.

	Year Ended December 31,
	2005	Percentage Change	2004	Percentage Change	2003
United States	$1,871,241	197%	$630,957	574%	$93,660
Worldwide	617,082	812%	67,695	-	-
Total	$2,488,323	256%	$698,652	646%	$93,660

ITEM 1A.    RISK FACTORS.

The risks and uncertainties described below are those that the Company currently deems to be material and that it believes are specific to the Company and the industry in which it competes. In addition to these risks, the Company’s business may be subject to risks currently unknown to the Company.

The Company has a history of operating losses and an accumulated deficit and expects to continue to incur losses for the foreseeable future.

Since inception through December 31, 2005, the Company has incurred cumulative losses of $42,987,553 and has never generated enough funds through operations to support its business. The Company expects to continue to incur operating losses through 2006. The Company’s losses to date have resulted principally from:

•	research and development costs relating to the development of the Telkonet iWire SystemTM product suite;

•	costs and expenses associated with manufacturing, distribution and marketing of the Company’s products;

•	general and administrative costs relating to the Company’s operations; and

•	interest expense related to the Company’s indebtedness.

The Company is currently unprofitable and may never become profitable. Since inception, the Company has funded its research and development activities primarily from private placements of equity and debt securities, a bank loan and short term loans from certain of its executive officers. As a result of its substantial research and development expenditures and limited product revenues, the Company has incurred substantial net losses. The Company’s ability to achieve profitability will depend primarily on its ability to successfully commercialize the Telkonet iWire SystemTM product suite.

Potential fluctuations in operating results could have a negative effect on the price of the Company’s common stock.

The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company’s control, including:

•	the level of use of the Internet;

•	the demand for high-tech goods;

•	the amount and timing of capital expenditures and other costs relating to the expansion of the Company’s operations;

•	price competition or pricing changes in the industry;

•	technical difficulties or system downtime;

•	economic conditions specific to the internet and communications industry; and

•	general economic conditions.

The Company’s quarterly results may also be significantly impacted by certain accounting treatment of acquisitions, financing transactions or other matters. Such accounting treatment could have a material impact on the Company’s results of operations and have a negative impact on the price of the Company’s common stock.

The Company’s directors and executive officers own a substantial percentage of the Company’s issued and outstanding common stock. Their ownership could allow them to exercise significant control over corporate decisions.

As of March 1, 2006, the Company’s officers and directors owned 26.4% of the Company’s issued and outstanding common stock. This means that the Company’s officers and directors, as a group, exercise significant control over matters upon which the Company’s stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.

Further issuances of equity securities may be dilutive to current stockholders.

Although the funds raised in the Company’s debenture offerings, the note offerings and the private placement of common stock are being used for general working capital purposes, it is likely that the Company will be required to seek additional capital in the future. This capital funding could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for the Company’s common stock. Any issuance of additional shares of the Company’s common stock will be dilutive to existing stockholders and could adversely affect the market price of the Company’s common stock.

Our significant indebtedness and interest payment obligations may adversely affect our ability to obtain additional financings, service other existing debt, use our operating cash flow in other areas of our business, or otherwise adversely affect our operations.

In October 2005, the Company completed a $20 million convertible senior debt financing to two institutional investors in exchange for $20 million, in the aggregate pursuant to which the Company issued senior convertible notes. The convertible senior notes accrue interest at 7.25% per annum and call for monthly principal installments beginning March 1, 2006. The convertible senior notes, coupled with our other outstanding indebtedness, could make it difficult for us to obtain additional financing when, and if, needed. In addition, the significant interest payment obligations on the convertible senior notes could make it difficult to service our other outstanding indebtedness. Both the failure to obtain additional financing and the default on existing indebtedness could have a negative impact on the Company's business and results of operations.

Our convertible senior debt financing contains loan covenants relating to revenue targets and other restrictions which may reduce our operating cash.

The documents executed in connection with the $20 million convertible senior debt financing, contain certain covenants that require the Company to achieve minimum revenue of $3 million for the period October 1, 2005 through March 31, 2006 and $2 million for each fiscal quarter thereafter in 2006. The covenant requires that the Company pay an accelerated principal payment of up to $1 million on a pro rata basis calculated based upon the percentage shortfall between actual revenues and the quarterly targeted revenues. Failure to meet these revenue targets could reduce our operating cash and have a negative impact on the Company's business and results of operations.

If we acquire any companies or technologies in the future, they could provide difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

In January 2006, the Company acquired a 90% interest in Microwave Satellite Technologies (MST), a communications technology company that offers complete sales, installation, and service of VSAT and business television networks, and is a full-service national Internet Service Provider (ISP). The failure of the Company to successfully integrate MST, or any Company acquired by Telkonet in the future, to Telkonet's business, could have a negative impact on the Company's results of operations.

Recent accounting pronouncements may impact our future financial position and results of operations.

There have been new accounting pronouncements or regulatory rulings that will have an impact on our future financial position and results of operations. For instance, on December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment", which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt SFAS 123(R) effective January 1, 2006 under the modified-prospective method. The adoption of SFAS 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. With the adoption of SFAS 123(R), we expect to record stock-based compensation of approximately $2 million in 2006. Our estimate of stock-based compensation expense is affected by our stock price, the number of stock-based awards we may grant in 2006, as well as a number of complex and subjective valuation assumptions including, but not limited to, the volatility of our stock price, interest rates and employee stock option exercise behaviors.

The exercise of options and warrants outstanding and available for issuance may adversely affect the market price of the Company’s common stock.

As of December 31, 2005, the Company had outstanding employee options to purchase a total of 10,151,078 shares of common stock at exercise prices ranging from $1.00 to $5.97 per share, with a weighted average exercise price of $1.85. As of December 31, 2005, the Company had outstanding non-employee options to purchase a total of 1,841,774 shares of common stock at an exercise price of $1.00 per share. As of December 31, 2005, the Company had warrants outstanding to purchase a total of 1,230,000 shares of common stock at exercise prices ranging from $1.00 to $5.00 per share, with a weighted average exercise price of $4.31. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of the Company’s common stock.

The powerline communications industry is intensely competitive and rapidly evolving.

The Company operates in a highly competitive, quickly changing environment, and the Company’s future success will depend on its ability to develop and introduce new products and product enhancements that achieve broad market acceptance in commercial and governmental sectors. The Company will also need to respond effectively to new product announcements by its competitors by quickly introducing competitive products.

Delays in product development and introduction could result in:

•	loss of or delay in revenue and loss of market share;

•	negative publicity and damage to the Company’s reputation and brand; and

•	decline in the average selling price of the Company’s products.

Government regulation of the Company’s products could impair the Company’s ability to sell such products in certain markets.

FCC rules permit the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements. Differing technical requirements apply to “Class A” devices intended for use in commercial settings, and “Class B” devices intended for residential use to which more stringent standards apply. An independent, FCC-certified testing lab has verified that Telkonet’s iWire SystemTM product suite complies with the FCC technical requirements for Class A and Class B digital devices. No further testing of these devices is required and the devices may be manufactured and marketed for commercial and residential use. In addition, the Company's products are subject to safety and RF emissions regulations adopted by the European Union (EU) for Information Technology Equipment. In March 2005, the Company received final Conformite Europeane (CE) certification, which is required for the Company to freely market and sell its products in the EU. Additional devices designed by the Company for commercial and residential use may be subject to FCC and EU rules. Moreover, if in the future, the FCC, EU or any other regulatory body changes its technical requirements for our products, further testing and/or modifications of the Company's products may be necessary to comply with such changes. Failure to comply with any existing or future applicable technical requirements could impair the Company’s ability to sell its products in certain markets and could have a negative impact on its business and results of operations.

Products sold by the Company’s competitors could become more popular than the Company’s products or render the Company’s products obsolete.

The market for powerline communications products is highly competitive. The Company believes it has the only commercial integrated three phase solution for “in-building” distribution of broadband utilizing the electrical wiring infrastructure. Certain HomePlug(TM) Powerline Alliance members offer similar PLC solutions for the residential market. Although the HomePlug(TM) Powerline Alliance members do not presently compete with the Company in the commercial market, there can be no assurance that the HomePlug(TM) Powerline Alliance members or any other company will not develop PLC products that compete with the Company’s products in the future. Some of these potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These potential competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, may obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than the Company can. As a result, the Company may not be able to compete successfully with these potential competitors and these potential competitors may develop or market technologies and products that are more widely accepted than those being developed by the Company or that would render the Company’s products obsolete or noncompetitive. The Company anticipates that potential competitors will also intensify their efforts to penetrate the Company’s target markets. These potential competitors may have more advanced technology, more extensive distribution channels, stronger brand names, bigger promotional budgets and larger customer bases than the Company does. These companies could devote more capital resources to develop, manufacture and market competing products than the Company could. If any of these companies are successful in competing against the Company, its sales could decline, its margins could be negatively impacted, and the Company could lose market share, any of which could seriously harm the Company’s business and results of operations.

The failure of the Internet to continue as an accepted medium for business commerce could have a negative impact on the Company’s results of operations.

The Company’s long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for business commerce. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce. The failure of the necessary infrastructure to further develop in a timely manner or the failure of the Internet to continue to develop rapidly as a valid medium for business would have a negative impact on the Company’s results of operations.

The Company may not be able to obtain patents, which could have a material adverse effect on its business.

The Company’s ability to compete effectively in the powerline technology industry will depend on its success in acquiring suitable patent protection. The Company currently has several patents pending. The Company also intends to file additional patent applications that it deems to be economically beneficial. If the Company is not successful in obtaining patents, it will have limited protection against those who might copy its technology. As a result, the failure to obtain patents could negatively impact the Company’s business and results of operations.

Infringement by third parties on the Company’s proprietary technology and development of substantially equivalent proprietary technology by the Company’s competitors could negatively impact the Company’s business.

The Company’s success depends partly on its ability to maintain patent and trade secret protection, to obtain future patents and licenses, and to operate without infringing on the proprietary rights of third parties. There can be no assurance that the measures the Company has taken to protect its intellectual property, including those integrated to its Telkonet iWire SystemTM product suite, will prevent misappropriation or circumvention. In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that the Company’s existing patents, or any patents that may be issued in the future, will provide the Company with significant protection against competitors. Moreover, there can be no assurance that any patents issued to, or licensed by, the Company will not be infringed upon or circumvented by others. Infringement by third parties on the Company’s proprietary technology could negatively impact its business. Moreover, litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is in the Company’s favor. The Company also relies to a lesser extent on unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes or that the Company can meaningfully protect its rights to such unpatented proprietary technology. Development of substantially equivalent technology by the Company’s competitors could negatively impact its business.

The Company depends on a small team of senior management, and it may have difficulty attracting and retaining additional personnel.

The Company’s future success will depend in large part upon the continued services and performance of senior management and other key personnel. If the Company loses the services of any member of its senior management team, its overall operations could be materially and adversely affected. In addition, the Company’s future success will depend on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing, purchasing and customer service personnel when they are needed. Competition for these individuals is intense. The Company cannot ensure that it will be able to successfully attract, integrate or retain sufficiently qualified personnel when the need arises. Any failure to attract and retain the necessary technical, managerial, marketing, purchasing and customer service personnel could have a negative effect on the Company’s financial condition and results of operations.

ITEM 1B.           UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company presently leases 11,600 square feet of commercial office space in Germantown, Maryland for its corporate headquarters. The Germantown lease expires in November 2010. The Company also leases 1,800 square feet of office space in White Marsh, Maryland, where it operates a portion of its sales and marketing activities. The White Marsh lease expires in May 2007. The Company also leases a corporate apartment in Germantown, Maryland on a month-to-month basis for an executive officer.

In March 2005, the Company entered into a lease agreement for 6,742 square feet of commercial office space in Crystal City, Virginia. The majority of the Company’s sales organization is located at the Crystal City facility. The Crystal City lease expires in March 2008.

MST, an entity controlled by the Company as a result of a January 2006 stock purchase, presently leases 12,600 square feet of commercial office space in Hawthorne, New Jersey for its office and warehouse spaces. This lease expires in April 2010.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 9, 2005, the Company held its annual meeting of stockholders at which the Company’s stockholders were asked to elect seven (7) directors to serve on the Company’s Board of Directors and ratify the appointment of the Company’s independent accountants for 2005. The following directors were elected at the annual meeting based on the number of votes indicated below. Each director was elected to serve until the next annual meeting of stockholders or until his successor is elected and qualified.

Director Name	For	Against	Abstain	Broker Non-votes
Warren V. Musser	33,192,391	0	518,356	0
Ronald W. Pickett	33,264,857	0	445,890	0
Stephen L. Sadle	33,257,667	0	453,080	0
Thomas C. Lynch	33,523,803	0	186,944	0
James L. Peeler	33,534,573	0	176,174	0
Thomas M. Hall	33,536,073	0	174,674	0
Seth D. Blumenfeld	33,262,997	0	447,750	0

The other matters presented at the meeting were approved by the Company’s stockholders as follows:

Matter Voted Upon	For	Against	Abstain	Broker Non-votes
Ratification of Independent Accountants	33,604,555	78,030	28,162	0

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On January 24, 2004, the Company’s common stock was listed for trading on the American Stock Exchange (AMEX) under the ticker symbol “TKO.” Prior to January 24, 2004, the Company’s common stock was quoted on the OTC Bulletin Board under the symbol “TLKO.OB.” As of March 1, 2006, the Company had 253 stockholders of record and 46,316,539 shares of its common stock issued and outstanding.

The following table documents the high and low sales prices for the Company’s common stock on the AMEX for the period beginning January 24, 2004 through December 31, 2005. The information provided for the period prior to January 24, 2004 was obtained from the Yahoo! Finance web site.

	High	Low
Year Ended December 31, 2005
First Quarter	$6.85	$3.66
Second Quarter	$5.34	$2.61
Third Quarter	$5.60	$3.11
Fourth Quarter	$5.23	$3.51
Year Ended December 31, 2004
First Quarter	$5.48	$2.54
Second Quarter	$5.32	$3.00
Third Quarter	$3.50	$2.20
Fourth Quarter	$5.98	$2.61

The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

During the three months ended December 31, 2005, the Company agreed to issue 9,000 shares of common stock to Ronald W. Pickett, the Company’s President and Chief Executive Officer, pursuant to his employment agreement dated January 20, 2004.

During the three months ended December 2005, the Company also issued an aggregate of 363,636 shares of common stock to Ronald W. Pickett, the Company's President and Chief Executive Officer, in connection with Mr. Pickett's conversion of Series B Debentures. The Company also issued an aggregate of 48,858 shares of common stock in payment of accrued interest on the Series B Debentures. In addition, the Company issued an aggregate of 200,000 shares of common stock upon the exercise of warrants at $1.00 per share upon conversion of the notes.

During the three months ended December 31, 2005, the Company issued 30,000 shares of common stock to Seth Blumenfeld, a member of the board of directors, pursuant to the terms of the Professional Services Agreement dated July 1, 2005.

This issuance of foregoing shares was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last 5 years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K.

	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003	2002	2001 (Restated)
Total revenues	$2,488	$698	$94	$—	$—
Operating loss	(15,307)	(13,112)	(6,564)	(3,155)	(1,577)
Net loss	(15,778)	(13,093)	(7,657)	(3,778)	(,1,716)
Loss per share - basic	(0.35)	(0.32)	(0.37)	(.22)	(0.08)
Loss per share - diluted	(0.35)	(0.32)	(0.37)	(.22)	(0.08)
Basic weighted average common shares outstanding	44,743	41,384	20,702	17,120	21,974
Diluted weighted average common shares outstanding	44,743	41,384	20,702	17,120	21,974
Working capital	12,061	12,672	5,296	(894)	(502)
Total assets	23,291	15,493	6,176	295	236
Short-term borrowings and current portion of long-term debt	6,350	—	15	310	400
Long-term debt, net of current portion	9,617	588	3,132	863	126
Stockholders’ equity (deficiency)	5,315	13,646	2,388	(1,527)	(414)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements including those related to revenue recognition, guarantees and product warranties and stock based compensation. We base our estimates on historical experience, underlying run rates and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

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

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The Company’s guarantees issued subject to the recognition and disclosure requirements of FIN 45 as of December 31, 2005 and 2004 were not material. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the year ended December 31, 2005, the Company experienced approximately three percent of units returned. Using this experience factor a reserve of $24,000 was accrued. Prior to the fiscal year of 2005, the Company had not established historical ratio of claims, and the cost of replacing defective products and product returns were immaterial and within management's expectations, accordingly there were no warranties provided with the purchase of the Company's products during the year ended December 31, 2004.

 Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended December 31, 2005, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company has previously issued employee stock options for which no expense has been recognized, and which will not be fully vested as of the effective date of SFAS No. 123R. The Company has assessed the impact SFAS 123R and believes the impact of adopting SFAS No. 123R, based on our unvested options outstanding at December 31, 2005, will be to increase our pre-tax stock-based compensation expense in 2006 by approximately $2 million.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

The Company’s revenue consists of direct product sales and a rental (lease) model in the commercial, government and international markets. The table below outlines product versus rental (lease) revenues for comparable periods:

	Year ended December 31,
Revenue:	2005		2004		Variance

Product	$1,769,727	71%	$477,555	68%	$1,292,172	271%
Rental (lease)	718,596	29%	221,097	32%	497,499	225%
Total	$2,488,323	100%	$698,652	100%	$1,789,671	256%

Product revenue

Product revenue principally arises from the sale of iBridges and other Telkonet iWire SystemTM components directly to customers. Revenues to date have been principally derived from the Commercial (Hospitality and Multi-Dwelling) and International business units. The Company anticipates continued growth in Commercial and International product revenue in the Value Added Reseller purchase programs. The Company expanded its international sales and marketing efforts upon receiving its European certification (CE) in March 2005. The Company expanded its sales and marketing efforts in the government sector in connection with the receipt of the FIPS 140-2 certification received in July 2005.

In December 2005, the Company consummated a non-recourse sale of certain rental contract agreements and the related capitalized equipment which were accounted for as operating leases with Hospitality Leasing Corporation. The remaining rental income payments of the contracts were valued at approximately $732,000, including the customer support component of approximately $205,000 which the Company will retain and continue to receive monthly customer support payments over the remaining average unexpired lease term of 26 months. In December 2005, the Company recognized revenue of approximately $439,000 for the sale, calculated based on the present value of total unpaid rental payments, and expensed the associated capitalized equipment cost, net of depreciation, of approximately $267,000 and expensed associated taxes of approximately $40,000.

Rental (lease) revenue

The increase in rental (lease) revenue was primarily due to the increase in non-cancelable leases. Accordingly, revenues associated with these leases are recognized ratably over a three to five year lease term. Revenues to be recognized under these non-cancelable leases (backlog) was approximately $2,411,000 including a non-recourse sale of $918,000 certain rental contract agreements in January 2006. The weighted average remaining lease term was approximately 31 months as of December 31, 2005. The associated unamortized capitalized costs in connection with these leases was approximately $664,000 or 26% of revenue backlog.

Cost of Sales

	Year ended December 31,
Cost of Sales:	2005		2004		Variance

Product	$1,183,574	67%	$459,225	96%	$724,349	158%
Rental (lease)	533,605	74%	83,634	38%	449,971	538%
Total	$1,717,179	69%	$542,859	78%	$1,174,320	216%

Product Costs

Product cost primarily includes Telkonet iWire SystemTM product suite equipment cost and installation labor. The related product cost in connection with the non-recourse sale of approximately $766,000 of rental contract agreements amounted to approximately $267,000 of previously capitalized equipment cost and other related cost.

Rental (lease) Costs

Lease Cost primarily represents the amortization of the capitalized costs which are amortized over the lease term and include Telkonet equipment, installation labor and customer support. This increase compared to the prior year quarter is commensurate with the increase in leases.

Gross Profit

	Year ended December 31,
Gross Profit:	2005		2004		Variance

Product	$586,153	33%	$18,330	4%	$567,823	3,098%
Rental (lease)	184,991	26%	137,463	62%	47,528	-35%
Total	$771,144	31%	$155,793	22%	$615,351	395%

Product Costs

Gross profit associated with the product revenues for the year ended December 31, 2005 improved over the prior year primarily as a result of reduction of equipment costs and of improved installation processes, including upfront site surveys and standardized training.

Rental (lease) Costs

Gross profit associated with the rental (lease) revenue decreased as a result of the build-out of the customer support services.

Operating Expenses

	Year ended December 31,
	2005	2004	Variance

Total	$16,077,912	$13,268,067	$2,809,845	21%

Overall expenses increased for the year ended December 31, 2005 over the comparable period in 2004 by $2,809,845 or 21%. Excluding the fee paid pursuant to certain agreements with consultants of $2,500,000 expensed in the year end December 31, 2004, the increase for the year ended December 31, 2005 over the prior year amounted to $5,309,845 or 49%. This increase was principally due to salary and travel costs related to increased sales and marketing functions and office rent related to the Germantown, MD and Crystal City, VA leases. The number of employees increased from 48 at December 31, 2004 to 66 at December 31, 2005. In addition, the Company wrote-off $400,000 of the carrying value of its investment in Amperion through a charge to operations during the year end December 31, 2005.

Product Research and Development

	Year ended December 31,
	2005	2004	Variance

Total	$2,096,104	$1,852,309	$243,795	13%

Research and development costs related to both present and future products are expensed in the period incurred. Total expenses for the year ended December 31, 2005 increased over the comparable prior year by $243,795 or 13%. This increase was primarily related to an increase in salaries and related costs associated with the addition of employees and costs related to CE, FIPS 140-2 and other required certifications of the Company’s product.

Selling, General and Administrative

	Year ended December 31,
	2005	2004	Variance

Total	$12,041,661	$7,663,369	$4,378,292	57%

Selling, general and administrative expenses increased for the year ended December 31, 2005 over the comparable prior year by $4,378,292 or 57%. This increase is related to an increase in payroll and associated costs for sales and marketing resources, advertising, trade shows, and office rent and related facility costs.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

	Year ended December 31,
Revenue:	2004		2003		Variance

Product	$477,555	68%	$88,403	94%	$389,152	440%
Rental (lease)	221,097	32%	5,257	6%	215,840	4,106%
Total	$698,652	100%	$93,660	100%	$604,992	646%

Product revenue

Product revenue principally arises from the sale of iBridges and other Telkonet iWire SystemTM components directly to customers. Revenues have primarily been derived from the Hospitality and Multi-Dwelling business units. The Company has expanded its marketing efforts in the International and Government markets and anticipates full deployment of its product upon successful product certification in each of these respective markets.

Rental (lease) revenue

As of December 31, 2004, revenues to be recognized under non-cancelable contracts (backlog) was approximately $933,000 with a weighted average remaining term of approximately 31 months. The remaining costs to be amortized in connection with these contracts is approximately $451,000.

Cost of Sales

	Year ended December 31,
Cost of Sales:	2004		2003		Variance

Product	$459,225	96%	$101,171	114%	$358,054	354%
Rental (lease)	83,634	38%	3,485	66%	80,149	2,300%
Total	$542,859	78%	$104,656	112%	$438,203	419%

Product Costs

The Company emerged from its development stage as of December 31, 2003. Therefore, there were no comparable costs of sales in the prior year. Product cost primarily includes Telkonet iWire SystemTM product suite equipment cost and installation labor.

Rental (lease) Costs

During the year, revenue from the Company’s rental (lease) sales model was derived principally in the Hospitality and Multi-Dwelling markets.

Gross Profit

	Year ended December 31
Gross Profit:	2004		2003		Variance

Product	$18,330	4%	$(12,768)	(14%)	$31,098	244%
Rental (lease)	137,463	62%	1,772	34%	135,691	7,658%
Total	$155,793	22%	$(10,996)	(12%)	$166,789	1,517%

The Company improved installation processes and began operational improvements which resulted in increased gross margins.

Operating Expenses

	Year ended December 31
	2004	2003	Variance

Total	$13,268,067	$6,553,335	$6,714,732	102%

Overall expenses increased for the year ended December 31, 2004 over the prior year by $6,714,732 or 102%. Excluding the fee paid pursuant to certain agreements with consultants of $2,500,000 which was expensed during the second quarter, the increase for the year was $4,214,732 or 64%. This increase is principally due to payroll and related costs for administrative sales and marketing, non-employee compensation for services, advertising and trade show attendance, and rent and related relocation costs for our corporate and sales offices.

Product Research and Development

	Year ended December 31
	2004	2003	Variance

Total	$1,852,309	$1,370,785	$481,524	35%

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenses for the year ended December 31, 2004 increased over the comparable prior year by $481,524, or 35%. This increase was primarily related to an increase in salaries and related costs associated with the addition of two full-time employees and costs related to independent lab testing and certification of the Company's product.

Selling, General and Administrative

	Year ended December 31
	2004	2003	Variance

Total	$7,663,369	$4,089,172	$3,574,197	87%

Selling, general and administrative expenses increased for the year ended December 31, 2004 over the comparable prior year by $3,574,197 or 87%. The increase is related to an increase in payroll and associated costs for management, sales and marketing resources, advertising and trade show attendance and related relocation costs for corporate and new sales offices.

         Liquidity and Capital Resources

As of December 31, 2005, the Company's current assets exceeded its current liabilities by $12,060,807, with cash and cash equivalents representing $8,422,079 and Restricted Certificate of Deposit representing $10,000,000 of the current assets as of December 31, 2005.

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

The recent acquisition of Microwave Technologies, Inc. (MST) and its related planned roll-out requires capital equipment, which if financing is not available may limit the rate upon which roll-out occurs. The Company is exploring several of its options such as lease financing or strategic partnerships to provide the necessary funding which may or may not occur.

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

In March 2004, the Company received $3.9 million upon the exercise of 4,235,007 warrants to purchase the Company’s common stock. Additionally, $200,000 of debentures were converted into 324,000 shares of the Company’s common stock.

In October 2005, the Company completed a convertible senior debt financing of $20 million, exclusive of placement cost and fees. The Company intends to use the $20 million for general working capital needs. The convertible notes bear interest at a fixed rate of 7.25%, payable in cash, plus equal monthly principal installments beginning March 1, 2006. The maturity date is 3 years from the issuance of the notes. At any time or times, the noteholders are entitled to convert any portion of the outstanding and unpaid note amount into fully paid and nonassessable common shares at a conversion price of $5 per share. At any time at the option of the Company, the principal payments due under the notes may be paid either in cash or in common stock at the lower of $5 or 92.5% of the average recent market price of the Company's common stock. At any time after six months should the stock trade at or above $8.75 for 20 of 30 consecutive trading days, the Company can cause a mandatory redemption and conversion to shares at $5 per share. At any time, the Company can pre-pay the notes with cash or common stock. Should the Company pre-pay the notes other than by mandatory conversion, warrant coverage to the noteholders increases from 25% to 65% for the amount pre-paid at a strike price of $5 per share.

In addition to standard financial covenants, the Company has agreed to maintain a letter of credit in favor of the noteholders equal to $10 million which is renewed annually. Once each of the notes decline below $15 million, the balance on the letter of credit is reduced by $.50 for every $1 amortized. Also, the Company is required to achieve minimum revenue of $3 million for the period October 1, 2005 through March 31, 2006 and $2 million for each fiscal quarter thereafter in 2006. The covenant requires that the Company pay an accelerated principal payment up to $1 million on a pro rata basis calculated based upon the percentage shortfall between actual revenues and the quarterly targeted revenues. The Company may, at its option, repay all or any part of the outstanding debt represented by the Senior Convertible Notes in Company common stock. Once the Senior Convertible Notes are repaid, the funds underlying a Certificate of Deposit in the amount of $10 million, which has been posted as collateral for the Letter of Credit, will be available for operating purposes.

The Company filed a registration statement to cover the future issuance of shares which may be issued upon conversion of the notes and/or warrants. The registration statement was declared effective by the Securities and Exchange Commission on December 13, 2005.

During the year the Company received $852,638 proceeds from the exercise of employee and non-employee stock options and $321,900 from exercise of warrants.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Off Balance Sheet Arrangements

In October 2005, the Company entered into an irrevocable letter of credit with a bank for $10 million as collateral for the $20 million Senior Convertible Notes. A $10 million Certificate of Deposit is pledged as collateral for the irrevocable letter of credit agreement. The letter of credit is automatically renewable annually as required in the loan covenant. As of December 31, 2005, the $10 million Restricted Certificate of Deposit is recorded in the accompanying consolidated balance sheet as a current asset.

Acquisition or Disposition of Plant and Equipment

During the year ended December 31, 2005, fixed assets increased $336,448 or 48% which is primarily related to furniture and fixtures in the Crystal City, Virginia office, sales support software and computer equipment related to new employees. The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

In April 2005, the Company entered into a three-year lease agreement for 6,742 square feet of commercial office space in Crystal City, Virginia. Pursuant to this lease, the Company agreed to assume a portion of the build-out cost for this facility

MST presently leases 12,600 square feet of commercial office space in Hawthorne, New Jersey for its office and warehouse spaces. This lease will expire in April 2010.

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$20,100,000	$6,350,000	$13,750,000	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	$1,715,000 (1)	$514,000	$785,000	$416,000	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	-	-	-	-	-
Total	$21,815,000	$6,864,000	$14,535,000	$416,000	-

(1) Operating lease obligations includes approximately $352,000 of future lease obligations, primarily related to office and warehouse space, in conjunction with the January 2006 acquisition of Microwave Satellite Technologies, Inc.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Short Term Investments

We held no marketable securities as of December 31, 2005. Our excess cash is held in money market accounts in a bank and brokerage firms both of which are nationally ranked top tier firms with an average return of approximately 300 basis points. The certificate of deposit, which is restricted and currently held as collateral for the Letter of Credit in connection with the $20 million senior convertible notes, accrues interest with an average return of approximately 400 basis points. Due to the conservative nature of our investment portfolio, an increase or decrease of 100 basis points in interest rates would not have a material effect on our results of operations or the fair value of our portfolio.

Investments in Privately Held Companies

We have invested in privately held companies, which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As a result, we could lose our entire initial investment in these companies. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of these companies and none is expected to develop. These investments are carried at cost, which as of March 1, 2006 was $131,000 and $100,000 in BPL Global and Amperion, respectively, and at December 31, 2005, are recorded in other assets in the Consolidated Balance Sheets. The Company determined that its investment in Amperion was impaired based upon forecasted discounted cash flow. Accordingly, the Company wrote-off 80%, or $400,000, of the carrying value of its investment through a charge to operations during the year ended December 31, 2005. The fair value of the Company’s investment in BPL Global, remained at $131,000 as of December 31, 2005.

ITEM 8.  FINANCIAL STATEMENTS.

See the Financial Statements and Notes thereto commencing on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

As of December 31, 2005, the Company performed an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the U.S. Securities and Exchange Commission. There were no significant changes in the Company’s internal controls or in other factors that could materially affected or are reasonable likely to materially affect, the Company’s internal controls subsequent to the date of the most recent evaluation.

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Telkonet, Inc.
Germantown, MD

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Telkonet, Inc. and its wholly-owned subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Telkonet, Inc. and its wholly-owned subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Telkonet, Inc. and its wholly-owned subsidiary, maintained, in all material respects, effective internal control over financial reporting as of December 31, 20005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Telkonet, Inc. and its wholly-owned subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of losses, stockholders' equity, and cash flows for the three-years ended December 31, 2005, and our report dated February 2, 2006 expressed an unqualified opinion on those consolidated financial statements,

/s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

McLean, Virginia
February 2, 2006

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table furnishes the information concerning the Company’s directors and officers during the fiscal year ended December 31, 2005. The directors of the Company are elected every year and serve until their successors are duly elected and qualified.

Name	Age	Title
Ronald W. Pickett	58	President, Director & Chief Executive Officer
Frank T. Matarazzo	44	President & Chief Executive Officer, Microwave Satellite Technologies, Inc.
John Cramp	50	Chief Operating Officer
E. Barry Smith	55	Chief Financial Officer
Stephen Sadle	60	Senior Vice President & Director
James Landry	50	Chief Technology Officer
Warren V. Musser	79	Chairman of the Board (3)
David Grimes	67	Director (1)
Thomas C. Lynch	63	Director (2), (3)
Dr. Thomas M. Hall	54	Director (2), (3)
James L. “Lou” Peeler	72	Director (2)
Seth Blumenfeld	65	Director (1)

(1)	Mr. Grimes died on September 27, 2005. Mr. Blumenfeld was elected to Mr. Grimes’ vacant board seat on December 9, 2005.
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee

Ronald W. Pickett—President, Chief Executive Officer & Director

Mr. Pickett has served as the Company’s Chief Executive Officer since January 2003. In addition, he has fostered the development of Telkonet since 1999 as the Company’s principle investor and co-Founder. He was the Founder, and for twenty years served as the Chairman of the Board and President of Medical Advisory Systems, Inc. (a company providing international medical services and pharmaceutical distribution) until its merger with Digital Angel Corporation (AMEX: DOC) in March 2002. A graduate of Gordon College, Mr. Pickett has engaged in various entrepreneurial activities for 35 years. Mr. Pickett has been a director of the Company since January 2003.

Frank T. Matarazzo—President & Chief Executive Officer, Microwave Satellite Technologies, Inc. (MST)

Mr. Matarazzo has been the President and Chief Executive Officer of Microwave Satellite Technologies, Inc. since its inception in 1982. Mr. Matarazzo has directed the growth and development of the Microwave Satellite Technologies, Inc. (MST) and designed and constructed the first private cable television systems operated by MST and continues to be involved in all technology deployed at MST. Mr. Matarazzo’s experience includes employment for Conrac Avionics, as a prototype design engineer, working on the development of the guidance/navigation systems for military fighter planes as well as the development and construction of the FM communication systems and engine interface units for the Space Shuttle Columbia. He is known in the private cable television industry, having both written articles for trade publications and served as a technical consultant to municipalities on the subject of satellite delivered information systems.

John Cramp—Chief Operating Officer

Mr. Cramp has served as the Company’s Chief Operating Officer since December 2005. Prior to this appointment, Mr. Cramp served as the Company’s Executive Vice President of Government Sales. Before joining Telkonet in May, 2005, Mr. Cramp served as President and CEO and Director of Seneca Corporation, a privately-held information technology company, from October 2004 to April 2005. Mr. Cramp served as Chief Executive Officer and Director of CardSystems Solutions, Inc., an Electronic Payment Company, from 1998 to 2004 and was Executive Vice President and COO from 1997 to 1998. Prior to joining CardSystems, Mr. Cramp was Vice President of Information Management Consultants Inc., a systems integration and software development company. From 1990 to 1995, Mr. Cramp was President and CEO (in 1995) of Simpact Inc., a privately held data communication products and services company. Prior to 1990, Mr. Cramp spent over 10 years in the computer industry in management roles with Encore Computer, Wang Laboratories and Data General. Mr. Cramp earned a BA from Franklin and Marshall College in 1977.

E. Barry Smith—Chief Financial Officer

Mr. Smith has served as the Company’s Chief Financial Officer since February 2003. Mr. Smith is a CPA and senior financial executive with diverse experience in both public and private companies. From September 1987 to February 2003, Mr. Smith was employed as a financial partner to, or retained as a consultant with, Safeguard Scientifics or its subsidiary companies. Mr Smith’s background also includes big-four public accounting experience with the accounting firm of Deloitte & Touche. Mr. Smith’s experience also includes serving as Vice President of Finance & Administration for US Golf Management (a public/private golf course and restaurant management company), Vice President of Finance for International Communications Research (a market research and database services company), and Treasurer for The Chilton Company (a publishing company).

Stephen L. Sadle—Senior Vice President, Co-Founder & Director

From 1999 until he joined Telkonet in 2000, Mr. Sadle served as Senior Vice President and General Sales Manager of Internos (a provider of web-based vertical extranet applications). From 1986 until 1999, Mr. Sadle was Vice President of Business Development and Sales for the Driggs Corporation, a major heavy and infrastructure contracting firm interfacing with government and the private sectors. From 1970 until 1986, Mr. Sadle was President of a successful infrastructure construction and development company in the Washington, D.C. metropolitan area. Mr. Sadle has been a director of the Company since November 1999.

James F. Landry—Chief Technology Officer

Mr. Landry has served as the Company’s Chief Technology Officer since December 2004 and Vice President of Engineering from September 2001 to May 2004. Before joining Telkonet, Mr. Landry was a Senior Member of 3Com Technical Staff since 1994. Mr. Landry has over 20 years experience in developing communications hardware for the enterprise/carrier market with 3Com, US Robotics, Penril Datacomm and Data General. While at 3Com/US Robotics, he was responsible for the development of the entire xDSL product line as well as a number of modems and interface cards. At Penril, he served as the product development leader for the Series 1544 multiplexer/channel bank and at Data General he was technical leader of system integration for ISDN, WAN. Mr. Landry brings a wealth of practical design leadership and a solid history of delivering products to the marketplace. Mr. Landry holds four US patents.

David W. Grimes—Co-Founder & Former Director

From 1992 until he joined Telkonet in 1999, Mr. Grimes served as Chief Engineer for Final Analysis, Inc. and led the design and development of the Low Earth Orbit constellation of 38 satellites for use in global store and forward communications. From 1989 to 1992 he was the Engineering Division Director at EER Inc. and supervised over 100 engineers and technicians on electrical mechanical and thermal tasks for Goddard Space Flight Center. From 1982 to 1989 Mr. Grimes served as Chief Executive Officer of Transpace Carriers Inc., a venture to commercialize the Delta launch vehicle. From 1963 to 1982, Mr. Grimes was a Senior Executive with NASA, heading the $200 million per year Delta Program. Mr. Grimes is a recognized expert in space and ground communications systems and brings this expertise to bear on the implementation of the hybrid telephony and high speed Internet technology. Mr. Grimes has been a director of the Company since November 1999. Mr. Grimes died September 27, 2005.

Warren V. Musser—Chairman of the Board of Directors

        Mr. Musser, has taken over 50 companies public during his distinguished and successful career as an entrepreneur, and Mr. Musser is the founder and Chairman Emeritus of Safeguard Scientifics, Inc. (a high-tech venture capital company, formerly Safeguard Industries, Inc.). Mr. Musser is currently the Managing Director, The Musser Group (a business consulting firm) and Founder & President, Musser and Company, Inc. (an investment banking firm). In addition, Mr. Musser is a Director of Internet Capital Group, Inc. (a business-to-business venture capital company), and Mr. Musser is a Director and Vice Chairman of Nutri/System, Inc (Nasdaq:NRTI). (a weight management company) and Co-Chairman of Eastern Technology Council (a business advisory firm). Mr. Musser serves on a variety of civic, educational and charitable boards of directors, and serves as vice president of development, Cradle of Liberty Council, Boy Scouts of America; vice chairman of The Eastern Technology Council; and chairman of the Pennsylvania Partnership on Economic Education. Mr. Musser has been a director of the Company since January 2003.

Thomas C. Lynch—Director

Mr. Lynch is Senior Vice President and Director of The Staubach Company’s Federal Sector (a real estate management and advisory services firm) in the Washington, D.C. area. Mr. Lynch joined The Staubach Company in November 2002 after 6 years as Senior Vice President at Safeguard Scientifics, Inc. (NYSE: SFE) (a high-tech venture capital company). While at Safeguard, he served nearly two years as President and Chief Operating Officer at CompuCom Systems, a Safeguard subsidiary. After a 31-year career of naval service, Mr. Lynch retired in the rank of Rear Admiral. Mr. Lynch’s Naval service included chief, Navy Legislative Affairs, command of the Eisenhower Battle Group during Operation Desert Shield, Superintendent of the United States Naval Academy from 1991 to 1994 and Director of the Navy Staff in the Pentagon from 1994 to 1995. Mr. Lynch presently serves as a Director of Pennsylvania Eastern Technology Council, Armed Forces Benefit Association, Catholic Leadership Institute, National Center for the American Revolution at Valley Forge and Mikros Systems. Mr. Lynch has been a director of the Company since October 2003.

Dr. Thomas M. Hall—Director

        Dr. Hall is the Managing Member of Marrell Enterprises, LLC (a company that specializes in international business development). Dr. Hall serves on the board of directors of Coris International SA (a Paris-based insurance services company with subsidiaries in 36 countries). For 12 years (until 2002), Dr. Hall was the chief executive officer of Medical Advisory Systems, Inc. (a company providing international medical services and pharmaceutical distribution). Dr. Hall holds a bachelor of science and a medical degree from the George Washington University and a master of international management degree from the University of Maryland. Dr. Hall has been a director of the Company since April 2004.

James L. “Lou” Peeler—Director

        Mr. Peeler was a founder and member of the board of Digital Communications Corporation (DCC), which evolved into Hughes Network Systems (HNS), a provider of global broadband, satellite, and wireless communications products for home and business, such as DirecTV and DIRECWAY. Mr. Peeler retired as executive vice president of operations in 1999 after 27 years of service and is presently a member of the Advisory Council to Hughes Network Systems. Mr. Peeler also served on the Board of Directors of Hughes Software Systems (HSS). Prior to the founding of DCC, he was vice president of Engineering for Washington Technological Associates (WTA) (a satellite communications development company), where he was instrumental in the development of rocket and satellite communications and instrumentation equipment. Mr. Peeler received a bachelor of science degree in electrical engineering from Auburn University. Mr. Peeler has been a director of the Company since April 2004.

Seth D. Blumenfeld—Director

        Mr. Blumenfeld served as President of International Services for MCI International (a provider of telecommunication services) from 1998 until his retirement in January of 2005. Mr. Blumenfeld was President and Chief Operating Officer of several of MCI's international subsidiaries from 1984 to 1998. Mr. Blumenfeld earned his Doctorate Jurisprudence from Fordham University Law School in 1965. He practiced law on Wall Street prior to serving as infantry captain for the U.S. Army in Vietnam. From 1976 through 1978, Mr. Blumenfeld lived in Japan. Mr. Blumenfeld's involvement on professional boards and community associations have included Executive Committee member of the United States Council for International Business, Member of the Board of Directors of the United States Telecommunications Training Institute, Member of the State Department Advisory Council on International Communications and Information Policy, Member of the University of Colorado Institute for International Business Board of Advisors, Member of the American Graduate School of International Management (Thunderbird) Board of Advisors, Member of the Advisory Board of Visitors to Fordham University School of Law, and honorary Chairman of the Connecticut Association of Children with Learning Disabilities.

Audit Committee

The Company maintains an Audit Committee of the Board of Directors. For the year ended December 31, 2005, Messrs. Hall, Lynch and Peeler served on the Audit Committee. The Company’s Board of Directors has determined that each of Messrs. Hall and Lynch is a “financial expert” as defined by Item 401 of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company’s Board of Directors also has determined that each of Messrs. Hall, Lynch and Peeler are “independent” as such term is defined in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Securities Exchange Act of 1934. The Board of Directors has adopted an audit committee charter, which was ratified by the Company’s stockholders.

Compensation Committee

The Company maintains a Compensation Committee of the Board of Directors. For the year ended December 31, 2005, Messrs. Hall, Lynch and Musser served on the Compensation Committee. The committee held two meetings during 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

David Grimes, a former director of the Company, failed to file on a timely basis certain reports required by Section 16(a) of the Exchange Act. Mr. Grimes failed to file 43 reports resulting in 43 transactions not being reported on a timely basis. Mr. Grimes’ estate filed a Form 5 on February 10, 2006 to make corrective disclosure with respect to these transactions.

Code of Ethics

The Company has also adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and those persons performing similar functions, including those employees of the Company with senior financial roles. A copy of the Company’s Code of Ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (filed with the Securities and Exchange Commission on March 30, 2004). In addition, the Company will provide a copy of its Code of Ethics free of charge upon request to any person submitting a written request to the Company’s Chief Executive Officer.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth all compensation actually paid or accrued by the Company for services rendered to the Company for the years ended December 31, 2005, 2004 and 2003 to the Company’s Chief Executive Officer, the Company’s four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of the Company as of December 31, 2005, and those persons for whom disclosure would have been required but for the fact that they were not serving as an executive officer of the Company as of December 31, 2005.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock ($)	Securities Underlying/ Options SARs (#)	LTIP Payouts	All Other Compensation
Ronald W. Pickett President & Chief Executive Officer	2003	91,538	-	-	64,460 (1)	-	-	-
	2004	100,089	-	-	107,779 (1)	-	-	-
	2005	102,340	200,000	-	163,319(1)	-	-	-
Frank T. Matarazzo President & Chief Executive Officer, MST (2)	2003	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-
	2005	-	-	-	-	-	-	-
John S. Cramp Chief Operating Officer	2003	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-
	2005	135,288	6,731
Howard Lubert Former Chief Executive Officer	2003	162,083(3)	-	-	-	-	-	-
	2004	130,000(3)
Stephen L. Sadle Sr. Vice President	2003	130,000	-	-	-	900,000	-	-
	2004	171,983	6,538	-		-	-	-
	2005	171,872	10,000	-	-	-	-	-
Jim Landry Chief Technology Officer	2003	160,000	10,000	-		100,000	-	-
	2004	172,514	15,000	~~-~~		250,000	-	~~-~~
	2005	176,508	15,000	~~-~~	-	-	-	~~-~~
E. Barry Smith Chief Financial Officer	2003	115,539	-	-		500,000	-	-
	2004	171,983	15,000	~~-~~		-	-	-
	2005	171,872	15,000	~~-~~	-	-	-	-

(1) In each year ending December 31, 2005, 2004 and 2003, Mr. Pickett earned 36,000 shares issued under the Company’s Employee Stock Incentive Plan as additional compensation pursuant to his employment agreement. The fair market value of these shares upon issuance was $163,319, $107,779 and $64,460, respectively. Mr. Pickett has deferred the receipt of his 2004 and 2005 shares although the value of such shares is reflected in this table. The number of restricted shares held by Mr. Pickett at December 31, 2005, was 108,000, and the aggregate value of these restricted shares of common stock as of December 31, 2005, was $448,200.

(2) In January 2006, the Company acquired a 90% interest in MST, a corporation wholly owned by Frank T. Matarazzo, prior to the acquisition. No compensation was paid by Telkonet to Mr. Matarazzo for the years ended December 31, 2005, 2004 and 2003.

(3) Mr. Lubert’s compensation includes $177,083 of the Company’s common stock acquired by Mr. Lubert upon the exercise of options exercised in conjunction his resignation in June 2003. The Company paid Mr. Lubert’s salary through December 14, 2004 which was accrued in 2003 at an annual rate of $130,000.

Option/SAR Grants In Last Fiscal Year

The following table sets forth information concerning stock options granted in the fiscal year ended December 31, 2005, to the persons listed on the Summary Compensation Table.

Name (a)	Number of Securities Underlying Options/SARs Granted (#) (b)	Percent of Total Options/SARs Granted to Employees In Fiscal Year (c)	Exercise Or Base Price ($/sh) (d)	Expiration Date (e)
Ronald W. Pickett	0	0%	n/a	n/a
Frank T. Matarazzo	0	0%	n/a	n/a
John S. Cramp	500,000	37%	$3.04	5/1/2015
Stephen L. Sadle	0	0%	n/a	n/a
James Landry	0	0%	n/a	n/a
E. Barry Smith	0	0%	n/a	n/a

Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year End Option/SAR Values

The following table summarizes information relating to stock option exercises during the year ended December 31, 2005 by those persons listed on the Summary Compensation Table.

Name (a)	Shares Acquired on Exercise (#) (b)	Value Realized ($) (c)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exerciseable/ Unexerciseable (d)	Value of Unexercised In-The-Money Options/SARs at FY-End ($) Exerciseable/ Unexerciseable (e)
Ronald W. Pickett	-0-	-0-	-0- -0-	-0- -0-
Frank T. Matarazzo (1)	-0-	-0-	-0- -0-	-0- -0-
John S. Cramp	-0-	-0-	50,000/ 450,000	55,500/ 499,500
Stephen L. Sadle	-0-	-0-	900,000/ -0-	2,835,000/ -0-
James Landry	-0-	-0-	350,000/ 150,000	857,500/ 105,000
E. Barry Smith	31,000	110,050	441,000/ -0-	1,389,150/ -0-

Director Compensation

Telkonet reimburses non-management directors for costs and expenses in connection with their attendance and participation at Board of Directors meetings and for other travel expenses incurred on Telkonet’s behalf. Telkonet compensates each non-management director (excluding Mr. Musser): $4,000 per month, 10,000 vested stock options per quarter and $1,000 for each committee meeting of the Board of Directors such director attends, except that Mr. Musser, as Chairman of the Board of Directors, is compensated $8,333 per month (consisting of monthly payments in the amount of $4,000, which payments are consistent with the monthly payments made to the other non-management directors, and $4,333.33 per month, which payments are in lieu of the 10,000 vested stock options per quarter and $1,000 for each committee meeting that the other non-management directors receive). Payments to Mr. Musser for Board services were made to The Musser Group pursuant to a consulting agreement described below under the heading “Certain Relationships and Related Transactions.”

Employment Agreements

Stephen L. Sadle, Senior Vice President, is employed pursuant to an employment agreement for a three-year term that commenced January 18, 2003 and renewed for a one-year term through January 17, 2007 and provides for an annual salary of $130,000 and bonuses and benefits based upon Telkonet’s internal policies. Mr. Sadle’s annual salary was increased to $171,872 in 2004.

James Landry, Chief Technology Officer, has been employed since September 24, 2001 with an annual salary of $160,000 with bonuses and benefits based upon Telkonet’s internal policies. Mr. Landry’s annual salary was increased to $176,508 in 2004.

Ronald W. Pickett, President and Chief Executive Officer, is employed pursuant to an employment agreement for an unspecified term that commenced January 30, 2003 and provides for an annual salary $100,000, 3,000 shares of the Company’s common stock per month for each month of his employment and bonuses and benefits based upon Telkonet’s internal policies. Mr. Pickett’s annual salary was increased to $102,340 on August 1, 2004 and he received a bonus of $200,000 for the year ended December 31, 2005. In January 2006, Mr. Pickett’s salary was increased to $250,000 with an incentive bonus up to $150,000. The incentive portion of the salary will be awarded based on the successful achievement of $15 million in revenues in 2006 and a cash flow break even run rate by the fourth quarter, 2006.

Frank T. Matarazzo, President and Chief Executive Officer, MST, is employed pursuant to an employment agreement for a three-year term that commenced February 1, 2006 and provides for an annual salary of $250,000 and bonuses and benefits based upon MST’s internal policies.

E. Barry Smith, Chief Financial Officer, is employed pursuant to an employment agreement for a one-year term that commenced February 17, 2003 and renewed for a one-year term through February 16, 2007 and provides for an annual salary of $130,000 and bonuses and benefits based upon Telkonet’s internal policies. Mr. Smith’s annual salary was increased to $171,872 in 2004.

Howard Lubert, former Chief Executive Officer, was employed pursuant to an employment agreement for a two-year term that commenced January 1, 2003 and provided for an annual salary of $130,000 and bonuses and benefits based upon Telkonet’s internal policies. Mr. Lubert resigned effective June 16, 2003, however, in connection with Mr. Lubert’s separation from the Company, Telkonet agreed to pay Mr. Lubert’s salary through December 14, 2004.

In addition, under the Stock Incentive Plan, stock options are periodically granted to employees at the discretion of the Compensation Committee of the Board of Directors. Executives of Telkonet are eligible to receive stock option grants, based upon individual performance and the performance of Telkonet as a whole.

Compensation Committee Interlocks and Insider Participation

        In September 2005, the Board of Directors nominated and approved a Compensation Committee which consisted of Messrs. Musser and Lynch and Dr. Hall. Prior to September 2005, Telkonet did not have a Compensation Committee.  However, Messrs. Lynch and Peeler and Dr. Hall, all of the independent members of the Company's Board of Directors, fulfilled the functions of a Compensation Committee. None of these individuals was, or has been, an officer or employee of Telkonet or any of its subsidiaries, nor does any of these individuals have a relationship that would constitute an interlocking relationship with executive officers or directors of Telkonet or another entity.

Board Compensation Committee Report on Executive Compensation
Report of the Compensation Committee

        Notwithstanding anything to the contrary set forth in any of Telkonet's previous filings under the Securities Act of 1933 or the Exchange Act that might incorporate future filings or this proxy statement, the following report shall not be deemed to be incorporated by reference into any such filings. In addition, the following report shall not be deemed to be "soliciting material" or "filed" with the SEC.

        The base salary, bonus, benefits and other compensation payable to Telkonet's executive officers for the year ended December 31, 2004 were fixed under written employment agreements (except for Mr. Landry, who does not have an employment agreement) described above under the heading Employment Contracts and Termination of Employment Arrangements.

        Prior to establishing Mr. Pickett's compensation pursuant to his employment agreement (as well as the compensation of the other executive officers), the Board of Directors reviewed compensation recommendations prepared by Telkonet's human resources director, which recommendations provide information regarding compensation at the tenth to fiftieth percentiles in peer companies. The Board of Directors believes that Mr. Pickett's executive compensation is commensurate with his peers in comparable companies. In 2004, the Telkonet Board of Directors determined to increase Mr. Pickett's compensation from approximately $92,000 to $101,000 to give effect to a one-time adjustment for company-paid medical benefits in accordance with Mr. Pickett's employment agreement. Thereafter, all employees, including Mr. Pickett, are required to pay 25% of their respective medical premiums as part of a cost containment initiative.

        Messrs. Lynch and Peeler and Dr. Hall have the power to administer the Amended and Restated Stock Incentive Plan, which stock options may be granted to officers, directors, employees, advisors and consultants who render services to Telkonet. For the fiscal year ended December 31, 2004, no awards were made to the executive officers pursuant to the Amended and Restated Stock Incentive Plan, except that Mr. Pickett, pursuant to the terms of his employment agreement, was awarded 3,000 restricted shares of Telkonet's common stock per month which vest immediately, and Mr. Landry received an stock option award to purchase 250,000 shares of Telkonet's common stock, based on his years of contribution to the development of Telkonet's technology and his promotion to the position of Telkonet's Chief Technology Officer.

By,

Thomas M. Hall
Thomas C. Lynch
James L. Peeler

Performance Graph

Set forth below is a line graph comparing the cumulative total return on Telkonet’s Common Stock against the cumulative total return of the Market Index for the American Stock Exchange (U.S.) (“AMEX”) and for the peer group “Communications Services, within the Standard Industrial Classification Code category, (SIC) Code 4899”, for the period beginning August 15, 2002 and each fiscal year ending December 31 thereafter through the fiscal year ended December 31, 2005. Because Telkonet’s common stock was not widely traded prior to August 15, 2002, the graph does not show the total return on Telkonet’s common stock prior to August 15, 2002. The total returns assume $100 invested on August 15, 2002 with reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG TELKONET, INC.,
AMEX MARKET INDEX AND SIC CODE INDEX

700
600
500
400
300
200
100
0
DOLLARS
8/15/02
12/31/02
12/31/03
12/31/04
12/31/05
TELKONET, INC.
SIC CODE INDEX
AMEX MARKET INDEX

ASSUMES $100 INVESTED ON AUG. 15, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2005

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders as of December 31, 2005.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted -average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,000,000	$1.56	-
Equity compensation plans not approved by security holders	933,327	$3.64	-
Total	15,933,327	$1.72	-

The following table sets forth, as of March 1, 2006, the number of shares of the Company’s common stock beneficially owned by each director and executive officer of the Company, by all directors and executive officers as a group, and by each person known by the Company to own beneficially more than 5.0% of the Company’s outstanding common stock. As of March 1, 2006, there were no issued and outstanding shares of any other class of the Company’s equity securities.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Class
Officers and Directors
Ronald W. Pickett, President and CEO 20374 Seneca Meadows Parkway Germantown, MD 20876	2,699,699	5.8%
Frank T. Matarazzo, President and CEO, MST 259-263 Goffle Road Hawthorne, NJ 07506	400,000(1)	0.9%
John S. Cramp, Chief Operating Officer 20374 Seneca Meadows Parkway Germantown, MD 20876	75,000(2)	0.2%
E. Barry Smith, Chief Financial Officer 20374 Seneca Meadows Parkway Germantown, MD 20876	441,000(3)	0.9%
Stephen L. Sadle, Senior Vice President 20374 Seneca Meadows Parkway Germantown, MD 20876	4,389,514(4)	9.3%
James Landry, Chief Technology Officer 20374 Seneca Meadows Parkway Germantown, MD 20876	434,200(5)	0.9%
Warren V. Musser, Chairman 20374 Seneca Meadows Parkway Germantown, MD 20876	2,237,027(7)	4.6%
David Grimes, Former Director 20374 Seneca Meadows Parkway Germantown, MD 20876	1,575,405(8)	3.3%
Thomas C. Lynch, Director 20374 Seneca Meadows Parkway Germantown, MD 20876	100,000(9)	0.2%
Dr. Thomas M. Hall, Director 20374 Seneca Meadows Parkway Germantown, MD 20876	667,790(10)	1.4%
James “Lou” L. Peeler, Director 20374 Seneca Meadows Parkway Germantown, MD 20876	84,400(11)	0.2%
Seth D. Blumenfeld 20374 Seneca Meadows Parkway Germantown, MD 20876	40,000 (12)	0.1%
All Directors and Executive Officers as a Group	13,642,035	26.4%

(1)
Includes 400,000 shares of the Company’s common stock issued to Mr. Matarazzo in conjunction with the Company’s January 2006 acquisition of a 90% interest in Microwave Satellite Technologies, Inc. As part of the purchase price, an additional 1,200,000 shares of the Company’s common stock are held in escrow,issuable upon the achievement of certain performance targets and excluded from this table.

(2)	Includes options exerciseable within 60 days to purchase 75,000 shares of the Company’s common stock at $3.04 per share.
(3)	Includes options exerciseable within 60 days to purchase 441,000 shares of the Company’s common stock at $1.00 per share.
(4)	Includes options exerciseable within 60 days to purchase 900,000 shares of the Company’s common stock at $1.00 per share.
(5)	Includes options exerciseable within 60 days to purchase 250,000 and 100,000 shares of the Company’s common stock at $1.00 and $3.45 per share, respectively.
(6)	Includes options exerciseable within 60 days to purchase 500,000 shares of the Company’s common stock at $1.00 per share.
(7)	Includes options exerciseable within 60 days to purchase 2,000,000 shares of the Company’s common stock at $1.00 per share.
(8)	Includes options exerciseable within 60 days to purchase 825,000 shares of the Company’s common stock at $1.00 per share. The remaining 75,000 unvested options were cancelled.
(9)	Includes options exerciseable within 60 days to purchase 20,000 and 80,000 shares of the Company’s common stock at $2.00 and $3.45 per share, respectively.
(10)	Includes options exerciseable within 60 days to purchase 80,000 shares of the Company’s common stock at $3.45 per share.
(11)	Includes options exerciseable within 60 days to purchase 80,000 shares of the Company’s common stock at $3.45 per share.
(12)	Includes 10,000 shares of the Company’s common stock to be issued within 60 days pursuant to a Professional Services Agreement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In September 2003, the Company entered into a consulting agreement (renewable annually) with The Musser Group to compensate Mr. Musser in the amount of $100,000 per year for his services to the Company as a director. Mr. Musser, Chairman of the Board of Directors, is the sole principal of The Musser Group, which is owned by Mr. Musser’s wife. For the years ended December 31, 2005, 2004 and 2003, the Company paid and expensed $100,000, $100,000 and $33,333, respectively.

     On July 1, 2005, Mr. Blumenfeld was retained as a consultant to Telkonet pursuant to a Professional Services Agreement between the Company and Mr. Blumenfeld. Pursuant to the terms of the agreement, Mr. Blumenfeld received 10,000 shares of Company stock upon execution of the agreement, 10,000 shares of Company stock per quarter for the first year (for a total 50,000 shares in the first year) and 5,000 shares of Company stock per quarter thereafter plus a five percent (5%) commission (payable in cash or Company stock) on international sales generated by him with gross margins of 50% or greater. The stock awarded to Mr. Blumenfeld pursuant to the agreement is restricted stock. The agreement has a one year term, which is renewable annually upon both parties' agreement.

In December 2005, the Company issued an aggregate of 363,636 shares of common stock to Ronald W. Pickett, President and Chief Executive Officer of the Company, a convertible debenture holder in exchange for $200,000 of Series B Debentures. The Company also issued an aggregate of 48,858 shares of common stock in exchange for accrued interest of $26,872 for Series B Debentures. In addition, the Company issued an aggregate of 200,000 shares of common stock upon the exercise of warrants at $1.00 per share upon conversion of the notes.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2005 and 2004 Additionally, the Company incurred approximately $200,000 associated with its Sarbanes-Oxley compliance review.

	December 31, 2005	December 31, 2004
1. Audit Fees	$119,090	$63,875
2. Audit Related Fees	62,825	23,900
3. Tax Fees	1,175	5,000
4. All Other Fees	--	--
Total Fees	$183,090	$92,775

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, which are not reported under “Audit Fees.”

Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. The tax fees relate to federal and state income tax reporting requirements.

All other fees consist of fees for products and services other than the services reported above.

Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company’s Audit Committee Charter, the independent auditors and management are required to report to the Company’s audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit fees, audit-related fees, tax fees and other fees incurred by the Company for the year ended December 31, 2005, were approved by the Company’s audit committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following table sets forth selected unaudited quarterly information for the Company’s year-ended December 31, 2005 and 2004.

QUARTERLY FINANCIAL DATA
(unaudited)

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net Revenue	$246,188	$472,947	$621,923	$1,147,265
Gross Profit	$88,798	$120,791	$212,749	$348,806
Provision for income taxes	$-	$-	$-	$-
Net loss per share -- basic	$(0.07)	$(0.08)	$(0.08)	$(0.12)
Net loss per share -- diluted	$(0.07)	$(0.08)	$(0.08)	$(0.12)

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net Revenue	$140,099	$271,903	$79,335	$207,315
Gross Profit	$5,695	$12,774	$10,462	$126,862
Provision for income taxes	$-	$-	$-	$-
Net loss per share -- basic	$(0.09)	$(0.11)	$(0.06)	$(0.06)
Net loss per share -- diluted	$(0.09)	$(0.11)	$(0.06)	$(0.06)

The following table sets forth selected unaudited valuation and qualifying account information for the Company’s year-ended December 31, 2005, 2004 and 2003.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
(unaudited)

	Balance	CHARGED TO
	BEGINNING OF	COSTS AND		BALANCE, END
DESCRIPTION	YEAR	EXPENSES	DEDUCTIONS	OF YEAR
Allowance for doubtful accounts:
Year ended December 31,
2005	$13,000	$39,710	$(22,710)	$30,000
2004	7,000	30,637	(24,637)	13,000
2003	0	7,000	0	7,000

Reserve for product returns:
Year ended December 31,
2005	$0	$24,000	$0	$24,000
2004	—	—	—	—
2003	—	—	—	—

The following exhibits are included herein or incorporated by reference:

Exhibit Number	Description Of Document

3.1	Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.1	Form of Series A Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.2	Form of Series A Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)
4.3	Form of Series B Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.4	Form of Series B Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)
4.5	Form of Senior Note (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.6	Form of Non-Detachable Senior Note Warrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
10.1	Amended and Restated Telkonet, Inc. Incentive Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-412), filed on April 17, 2002)
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

10.6	Employment Agreement by and between Telkonet, Inc. and Frank T Matarazzo, dated as of February 1, 2006
10.7	Professional Services Agreement by and between Telkonet, Inc. and Seth D. Blumethel, dated July 1, 2005 (incorporated by reference to our Form 10-Q (No. 000-27305), filed on November 9, 2005.
10.8	MST Stock Purchase Agreement and Amendment (incorporated by reference to our 8-K filed on February 2, 2006) (No. 001-31972)
14	Code of Ethics (incorporated by reference to our Form 10-KSB (No. 001-31972), filed on March 30, 2004).
21	Telkonet, Inc. Subsidiaries
23	Consent of Registered Independent Certified Public Accountants
24	Power of Attorney (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of E. Barry Smith
32.1	Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of E. Barry Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELKONET, INC.

/s/ Ronald W. Pickett
Ronald W. Pickett
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Warren V. Musser Warren V. Musser	Chairman of the Board	March 16, 2006
/s/ Ronald W. Pickett Ronald W. Pickett	Chief Executive Officer & Director	March 16, 2006
/s/ E. Barry Smith E. Barry Smith	Chief Financial Officer	March 16, 2006
/s/ James Landry James Landry	Chief Technology Officer	March 16, 2006
/s/ Stephen L. Sadle Stephen L. Sadle	Senior Vice President & Director	March 16, 2006
/s/ Dr. Thomas M. Hall Dr. Thomas M. Hall	Director	March 16, 2006
/s/ James L. Peeler James L. Peeler	Director	March 16, 2006
/s/ Seth D. Blumenfeld Seth D. Blumenfeld	Director	March 16, 2006
/s/ Thomas C. Lynch Thomas C. Lynch	Director	March 16, 2006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2005 AND 2004

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

TELKONET, INC.

TELKONET, INC.

Index to Financial Statements

Report of Independent Registered Certified Public Accounting Firm	F-3

Consolidated Balance Sheets at December 31, 2005 and 2004	F-4

Consolidated Statements of Losses for the Years ended December 31, 2005, 2004 and 2003	F-5

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2005, 2004 and 2003	F-6 - F-8

Consolidated Statements of Cash Flows for the Years ended December 31, 2005, 2004 and 2003	F-9 - F-10

Notes to Consolidated Financial Statements	F-11 - F-32

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Telkonet, Inc.
Germantown, MD

We have audited the accompanying consolidated balance sheets of Telkonet, Inc. and its wholly-owned subsidiary (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of losses, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. and its wholly-owned subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

       We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP

McLean, Virginia
February 2, 2006

TELKONET, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

ASSETS	2005	2004
Current Assets:
Cash and cash equivalents	$8,422,079	$11,838,702
Restricted Certificate of Deposit	10,000,000	--
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $13,000 at December 31, 2005 and 2004, respectively	119,191	63,147
Inventories (Note B)	1,475,806	1,873,718
Prepaid expenses and deposits	360,880	124,852
Total current assets	20,377,956	13,900,419

Property and equipment, at cost (Note C):
Furniture and equipment	1,041,137	704,689
Less: accumulated depreciation	323,667	137,739
Total property and equipment, net	717,470	566,950

Equipment under operating leases, at cost (Note D):
Telecommunications and related equipment, at cost	789,099	525,664
Less: accumulated depreciation	124,669	75,329
Total equipment under operating leases, net	664,430	450,335

Other assets:
Long-term investments (Note E)	231,000	500,000
Financing Costs, net of accumulated amortization of $73,499 and $0 at December 31, 2005 and 2004, respectively (Note F)	1,145,911	--
Deposits	154,216	76,288
Total other assets	1,531,127	576,288

Total Assets	$23,290,983	$15,493,992

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note M)	$1,821,872	$1,195,924
Customer deposits held	86,257	32,975
Senior notes payable, current portion (Note G)	100,000	--
Convertible debentures, current portion (Note F)	6,250,000	--
Deferred revenue	59,020	--
Total current liabilities	8,317,149	1,228,899

Long-term liabilities:
Convertible debentures, net of discounts (Note F)	9,616,521	137,910
Senior notes payable (Note G)	--	450,000
Deferred lease liability	42,317	30,911
Total long-term liabilities	9,658,838	618,821

Commitments and contingencies (Note N)	--	--

Stockholders’ equity (Note H)
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at December 31, 2005 and 2004	--	--
Common stock, par value $.001 per share; 100,000,000 shares authorized; 45,765,171 and 44,335,989 shares issued and outstanding at December 31, 2005 and 2004, respectively	45,765	44,336
Additional paid-in-capital	48,256,784	40,811,208
Accumulated deficit	(42,987,553)	(27,209,272)
Stockholders’ equity	5,314,996	13,646,272
Total Liabilities and Stockholders’ Equity	$23,290,983	$15,493,992

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

Product Revenues, net	$1,769,727	$477,555		$88,403
Rental Revenue, net	718,596	221,097		5,257
Total Revenue	2,488,323	698,652		93,660

Product	1,183,574	459,225		101,171
Rental	533,605	83,634		3,485
Total Cost of Sales	1,717,179	542,859		104,656

Gross Profit (Loss)	771,144	155,793		(10,996)

Operating Expenses:
Research and Development (Note A)	2,096,104	1,852,309		1,370,785
Selling, General and Administrative	12,041,661	7,663,369		4,089,172
Consulting Fees (Note H)	-	2,500,000		-
Impairment write-down in investment in affiliate (Note E)	400,000	-		-
Non-Employee Stock Options and Warrants (Note I)	1,354,219	1,180,875		982,390
Depreciation and Amortization	185,928	71,514		110,988
Total Operating Expense	16,077,912	13,268,067		6,553,335

Loss from Operations	(15,306,768)	(13,112,274)		(6,564,331)

Other Income (Expense):
Other Income (Note F)	8,600	--		--
Interest Income	166,070	128,938		20,297
Interest Expense	(646,183)	(109,324)		(1,113,902)
Total Other Income (Expenses)	(471,513)	19,614		(1,093,605)

Loss Before Provision for Income Taxes	(15,778,281)	(13,092,660)		(7,657,936)
Provision for Income Tax (Note K)	--	--		--

Net Loss	$(15,778,281)	$(13,092,660)	$	(7,657,936)

Loss per common share (basic and assuming dilution) (Note L)	$(0.35)	$(0.32)		$(0.37)

Weighted average common shares outstanding	44,743,223	41,384,074		20,702,482

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2003	-	$-	15,721,131	$15,721	$4,916,433	$(6,458,676)	$(1,526,522)
Shares issued for cash at $2.00 per share, net of costs and fees	-	-	333	-	666	-	666
Shares issued for employee stock options exercised at approximately $1.01 per share	-	-	109,333	109	110,724	-	110,833
Shares issued to a director for employee stock options exercised at $.50 per share			315,000	315	157,185		157,500
Shares issued in exchange for non-employee options exercised at $1.00 per share	-	-	187,499	189	187,311	-	187,500
Shares issued to consultants in exchange for services at approximately $2.13 per share	-	-	149,498	150	318,955	-	319,105
Shares issued to noteholders for warrants exercised at $1.00 per share	-	-	3,599,250	3,599	3,595,651	-	3,599,250
Shares issued to noteholders for warrants exercised at $.50 per share	-	-	500,000	500	249,500	-	250,000
Shares issued to noteholders for cashless warrants exercised	-	-	317,239	317	(317)	-	-
Shares issued in exchange for convertible debentures (Note F)	-	-	7,217,836	7,218	3,799,882	-	3,807,100
Shares issued in exchange for accrued interest on convertible debentures (Note F)	-	-	525,403	525	280,209	-	280,734
Shares issued for warrants exercised at $1.00, in exchange for Senior Notes (Note G)	-	-	2,011,000	2,011	2,008,989	-	2,011,000
Write-off of beneficial conversion features and warrants attached to convertible debentures in connection with conversion of Debenture-1 and Series B debentures (Note F)	-	-	-	-	(2,342,949)	-	(2,342,949)
Shares issued to an employee in exchange for services at approximately $1.79 per share	-	-	36,000	36	64,433	-	64,469
Stock options and warrants granted to consultants in exchange for services rendered (Note I)	-	-	-	-	1,013,262	-	1,013,262
Stock based compensation for the issuance of warrants in exchange for financing costs (Note I)	-	-	-	-	87,217	-	87,217
Beneficial conversion feature of convertible debentures (Note F)	-	-	-	-	1,761,675	-	1,761,675
Value of warrants attached to convertible debentures (Note F)	-	-	-	-	265,425	-	265,425
Net loss	-	-	-	-	-	(7,657,936)	(7,657,936)
Balance at December 31, 2003	-	$-	30,689,522	$30,690	$16,474,251	$(14,116,612)	$2,388,329

TELKONET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2004	-	$-	30,689,522	$30,690	$16,474,251	$(14,116,612)	$2,388,329
Shares issued for employee stock options exercised at approximately $1.08 per share	-	-	540,399	540	582,358	-	582,898
Shares issued in exchange for non-employee options exercised at $1.00 per share	-	-	328,333	328	328,005	-	328,333
Shares issued to consultants in exchange for services rendered at approximately $3.07 per share	-	-	63,566	63	196,252	-	196,315
Shares issued for senior note conversion at $2.10 per share (Note G)	-	-	1,209,038	1,209	2,537,791	-	2,539,000
Shares issued in connection with private placement at $2.00 per share, net of costs	-	-	6,387,600	6,388	12,720,455	-	12,726,843
Shares issued to consultants for warrants exercised at $2.54 per share	-	-	50,000	50	126,950	-	127,000
Shares issued to noteholders for warrants exercised at $1.00 per share	-	-	4,000,950	4,001	3,996,949	-	4,000,950
Shares issued to noteholders for cashless warrants exercised	-	-	203,751	204	(204)	-	-
Shares issued for cashless exercise of underwriter warrants	-	-	165,116	165	(165)	-	-
Shares issued in exchange for convertible debentures at $0.50 per share (Note F)	-	-	124,000	124	61,876	-	62,000
Shares issued in exchange for convertible debentures at $0.55 per share (Note F)	-	-	200,000	200	109,800	-	110,000
Shares issued in exchange for accrued interest on convertible debentures (Note F)	-	-	42,999	43	23,233	-	23,276
Shares issued to an employee in exchange for services at approximately $2.99 per share	-	-	36,000	36	107,743	-	107,779
Shares issued to consultants in exchange for consulting fees at $2.50 per share	-	-	1,000,000	1,000	2,499,000	-	2,500,000
Founders shares returned and canceled in connection with January 2002 capital restructure	-	-	(705,285)	(705)	705	-	-
Write-off of beneficial conversion features and warrants attached to convertible debentures in connection with conversion of Debenture-1 and Series B debentures (Note F)	-	-	-	-	(134,666)	-	(134,666)
Stock options and warrants granted to consultants in exchange for services rendered (Note I)	-	-	-	-	1,180,875	-	1,180,875
Net loss	-	-	-	-	-	(13,092,660)	(13,092,660)
Balance at December 31, 2004	-	$-	44,335,989	$44,336	$40,811,208	$(27,209,272)	$13,646,272

See accompanying footnotes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2005	-	$-	44,335,989	$44,336	$40,811,208	$(27,209,272)	$13,646,272
Shares issued for employee stock options exercised at approximately $1.19 per share	-	-	415,989	416	496,077	-	496,493
Shares issued in exchange for non-employee options exercised at approximately $2.07 per share	-	-	172,395	172	355,973	-	356,145
Shares issued to noteholders for warrants exercised at $1.00 per share	-	-	321,900	322	321,578	-	321,900
Shares issued to noteholders for cashless warrants exercised	-	-	36,150	36	(36)	-	-
Shares issued to an employee in exchange for services at approximately $4.65 per share	-	-	36,000	36	163,283	-	163,319
Shares issued to director in exchange for services rendered at approximately $4.26 per share	-	-	30,000	30	127,766	-	127,796
Shares issued to consultants in exchange for services rendered at approximately $4.28 per share	-	-	1,968	2	9,000	-	9,002
Shares issued in exchange for convertible debentures at $0.55 per share (Note F)	-	-	363,636	364	199,636	-	200,000
Shares issued in exchange for interest expense on convertible debentures (Note F)	-	-	51,144	51	28,080	-	28,131
Beneficial conversion feature of convertible debentures (Note F)	-	-	-	-	1,479,300	-	1,479,300
Value of warrants attached to convertible debentures (Note F)	-	-	-	-	2,910,700	-	2,910,700
Stock options and warrants granted to consultants in exchange for services rendered (Note I)	-	-	-	-	1,354,219	-	1,354,219
Net loss	-	-	-	-	-	(15,778,281)	(15,778,281)
Balance at December 31, 2005	-	$-	45,765,171	$45,765	$48,256,784	$(42,987,553)	$5,314,996

See accompanying footnotes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net loss from operating activities	$(15,778,281)	$(13,092,660)	$(7,657,936)
Adjustments to reconcile net loss from operations to cash used in operating activities:
Amortization of debt discount - beneficial conversion feature of convertible debentures (Note F)	138,406	21,888	655,261
Amortization of debt discount - value of warrants attached to convertible debentures (Note F)	198,805	10,152	89,434
Amortization of financing costs	73,499	-	-
Other income in connection with derivative warrant liabilities (Note F)	(8,600)	-	-
Stock options and warrants issued in exchange for services (Note I)	1,354,219	1,180,875	1,013,262
Common stock issued in exchange for services rendered (Note H)	300,117	304,094	383,574
Common stock issued in exchange for conversion of interest (Note F)	28,131	23,276	280,735
Common stock issued in exchange for consulting fees (Note H)	-	2,500,000	-
Write-off of financing costs in connection with conversion of convertible debentures (Note F)	-	-	204,749
Depreciation, including equipment under operating leases	430,104	143,358	110,988
Impairment write-down in investment in Amperion (Note E)	400,000	-	-
Increase / decrease in:
Accounts receivable, trade and other	(56,044)	(4,950)	(56,646)
Inventory	397,912	(1,265,202)	(568,726)
Prepaid expenses and deposits	(313,956)	(23,150)	(173,366)
Deferred lease liability	11,406	30,911	-
Deferred revenue	59,020	-	-
Accounts payable, accrued expenses and customer deposits, net	679,230	587,848	122,186
Net Cash Used In Operating Activities	(12,086,032)	(9,583,560)	(5,596,485)

Cash Flows From Investing Activities:
Costs of equipment under operating leases	(458,271)	(491,776)	(33,888)
Purchase of property and equipment, net	(336,448)	(514,903)	(103,033)
Investment in Restricted Certificate of Deposit	(10,000,000)	-	-
Investment in Amperion and BPL Global (Note E)	(131,000)	(500,000)	-
Net Cash Used In Investing Activities	(10,925,719)	(1,506,679)	(136,921)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of costs and fees	-	12,726,843	666
Repayments of stockholder advances	-	-	(122,830)
Proceeds from issuance of convertible debentures, net of costs and fees (Note F)	18,780,590	-	2,027,100
Repayment of convertible debenture	(10,000)	-	-
Proceeds from issuance of senior notes, net of costs and fees (Note G)	-	-	5,000,000
Repayment of senior notes	(350,000)	-	-
Proceeds from exercise of warrants (Note H)	321,900	4,127,950	3,999,250
Proceeds from exercise of employee and non-employee stock options and warrants (Note H)	852,638	911,230	298,311
Repayments of loans	-	-	(310,000)
Repayments of capital leases	-	(15,000)	-
Net Cash Provided By Financing Activities	19,595,128	17,751,023	10,892,497
Net Increase (Decrease) In Cash and Equivalents	(3,416,623)	6,660,784	5,159,091
Cash and cash equivalents at the beginning of the year	11,838,702	5,177,918	18,827
Cash and cash equivalents at the end of the year	$8,422,079	$11,838,702	$5,177,918

See accompanying footnotes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Supplemental Disclosures of Cash Flow Information:
Cash transactions:
Cash paid during the period for interest	$40,645	$100,608	$135,879
Income taxes paid	-	-	-
Non-cash transactions:
Issuance of stock options and warrants in exchange for services rendered (Note H)	1,354,219	1,180,875	1,013,262
Issuance of stock warrants in exchange for financing costs (Note I)	-	-	87,217
Common stock issued for services rendered (Note H)	300,117	304,094	383,574
Common stock issued in exchange for interest (Note F and H)	28,131	23,276	280,735
Common stock issued in exchange for consulting services (Note H)	-	2,500,000	-
Common stock issued in exchange for Senior Note (Note G and H)	-	2,539,000	2,011,000
Common stock issued in exchange for conversion of convertible debenture (Note F and H)	200,000	172,000	3,807,100
Common stock issued in exchange for notes payable (Note H)	-	-	7,500
Write-off of beneficial conversion feature for conversion of debenture (Note F)	-	134,135	2,046,479
Write-off of value of warrants attached to debenture in connection with conversion (Note F)	-	531	296,470
Notes payable issued in connection with capital lease, net of repayments (Note N)	-	-	15,000
Impairment write-down in investment in affiliate (Note E)	400,000	-	-
Beneficial conversion feature on convertible debentures (Note F)	1,479,300	-	1,761,675
Value of warrants attached to convertible debentures (Note F)	2,910,700	-	265,425

See accompanying notes to consolidated financial statements

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Telkonet, Inc. (the "Company"), formerly Comstock Coal Company, Inc., was formed on November 3, 1999 under the laws of the state of Utah. The Company was a “development stage enterprise” (as defined by Statement of Financial Accounting Standards No. 7) until December 31, 2003. The Company is engaged in the business of developing, producing and marketing proprietary equipment enabling the transmission of voice and data over electric utility lines.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Telkonet Communications, Inc. Significant intercompany transactions have been eliminated in consolidation.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $30,000 and $13,000 at December 31, 2005 and December 31, 2004, respectively.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Restricted Certificate of Deposit

Restricted Certificate of Deposit at December 31, 2005 consists of a $10,000,000 certificate of deposit pledged as collateral for an irrevocable letter of credit agreement.  This letter of credit agreement is automatically renewable annually as required in the $20,000,000 Convertible Senior Notes loan covenant.  (Note F).  The certificate of deposit provides for approximately 4% interest payable at maturity.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life ranges from 3 to 5 years.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. At December 31, 2005, the company has determined that its investment in Amperion Inc. has been impaired based upon forecasted discounted cash flow and has written off 80%, or $400,000, of its investment based on management assessment (Note E).

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Inventories

Inventories consist primarily of Gateways, Extenders, iBridges and Couplers which are the significant components of the Telkonet solution. Cost is determined by the first-in, first-out method. (Note B).

Income Taxes

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

Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2005, 2004 and 2003, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

For equipment under lease, revenue is recognized over the lease term for operating lease and rental contracts. All of the Company’s leases are accounted for as operating leases. At the inception of the lease, no lease revenue is recognized and the leased equipment and installation costs are capitalized and appear on the balance sheet as “Equipment Under Operating Leases.” The capitalized cost of this equipment is depreciated from two to three years, on a straight-line basis down to the Company’s original estimate of the projected value of the equipment at the end of the scheduled lease term. Monthly lease payments are recognized as rental income. The Company has sold a portion of its lease portfolio in December 2005 and substantially all the remaining portfolio during the first quarter 2006. The related equipment was charged to cost of sales commensurate with the associated revenue recognition (Note D and P).

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The Company’s guarantees issued subject to the recognition and disclosure requirements of FIN 45 as of December 31, 2005 and 2004 were not material. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the year ended December 31, 2005, the Company experienced approximately three percent of units returned. Using this experience factor a reserve of $24,000 was accrued. Prior to the fiscal year of 2005, the Company had not established historical ratio of claims, and the cost of replacing defective products and product returns were immaterial and within management's expectations, accordingly there were no warranties provided with the purchase of the Company's products during the year ended December 31, 2004.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $657,794, $499,874 and $136,758 in advertising costs during the years ended December 31, 2005, 2004 and 2003, respectively.

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $15,778,281, $13,092,660 and $7,657,936 for the year ended December 31, 2005, 2004 and 2003, respectively. The Company's current assets exceeded its current liabilities by $12,060,807, with cash and cash equivalents representing $8,422,079 and Restricted Certificate of Deposit representing $10,000,000 of the current assets as of December 31, 2005.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2005, 2004 and 2004 were $2,096,104, $1,852,308 and $1,370,785, respectively.

Comprehensive Income

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

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended December 31, 2005, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note I):

	2005	2004	2003
Net loss - as reported	$(15,778,281)	$(13,092,660)	$(7,657,936)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-	-	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	(2,440,097)	(7,830,385)	(5,211,112)
Net loss - Pro Forma	$(18,218,378	$(20,923,045)	$(12,869,048)
Net loss attributable to common stockholders - Pro forma	$(18,218,378)	$(20,923,045)	$(12,869,048)
Basic (and assuming dilution) loss per share - as reported	$(0.35)	$(0.32)	$(0.37)
Basic (and assuming dilution) loss per share - Pro forma	$(0.41)	$(0.51)	$(0.62)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company has previously issued employee stock options for which no expense has been recognized, and which will not be fully vested as of the effective date of SFAS No. 123R. The Company has assessed the impact SFAS 123R and believes the impact of adopting SFAS No. 123R, based on our unvested options outstanding at December 31, 2005, will be to increase our pre-tax stock-based compensation expense in 2006 by approximately $2 million.

Segment Information

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of Gateways, Extenders, iBridges and Couplers which are the significant components of the Telkonet solution. Components of inventories as of December 31, 2005 and 2004 are as follows:

	2005	2004
Raw Materials	$598,335	$748,110
Finished Goods	877,471	1,125,608
	$1,475,806	$1,873,718

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE C - PROPERTY, PLANT AND EQUIPMENT

The Company’s property and equipment at December 31, 2005 and 2004 consists of the following:

	2005	2004
Development Test Equipment	$96,967	$74,920
Computer Software	142,894	62,919
Leasehold Improvements	209,911	203,948
Office Equipment	360,527	235,114
Office Fixtures and Furniture	230,838	127,788
Total	1,041,137	704,689
Accumulated Depreciation	(323,667)	(137,739)
	$717,470	$566,950

Depreciation expense included as a charge to income was $185,928, $71,514 and $35,920 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE D - EQUIPMENT UNDER OPERATING LEASES

Equipment leased to customers under operating leases is recorded at cost and is depreciated on the straight line basis to its estimated residual value. Estimated useful lives are two to three years. Equipment under operating leases at December 31, 2005 and 2004 consist of the following:

	2005	2004
Telecommunications and related equipment	$789,099	$525,664
Less: accumulated depreciation	(124,669)	(75,329)
Capitalized equipment, net of accumulated depreciation	664,430	450,335
Less: estimated reserve for residual values	--	--
Capitalized equipment under operating leases, net	$664,430	$450,335

In December 2005, the Company consummated a non-recourse sale of certain rental contract agreements and the related capitalized equipment which were accounted for as operating leases with Hospitality Leasing Corporation. The remaining rental income payments of the contracts were valued at approximately $732,000, including the customer support component of approximately $205,000 which the Company will retain and continue to receive monthly customer support payments over the remaining average unexpired lease term of 26 months. In December 2005, the Company recognized revenue of approximately $439,000 for the sale, calculated based on the present value of total unpaid rental payments, and expensed the associated capitalized equipment cost, net of accumulated depreciation, of approximately $267,000 and expensed associated taxes of approximately $40,000.

The following is a schedule by years of minimum future rentals on non-cancellable operating leases as of December 31, 2005, including certain rental contract agreements sold to Hospitality Leasing Corporation in January 2006 (Note P):

2006	$1,416,000
2007	442,000
2008	315,000
2009	165,000
2010	73,000
$2,411,000

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE E - LONG-TERM INVESTMENTS

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

It is the policy of the Company to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The Company identifies and records impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. The Company determined that its investment in Amperion was impaired based upon forecasted discounted cash flow. Accordingly, the Company wrote-off $400,000 of the carrying value of its investment through a charge to operations during the year ended December 31, 2005. The remaining value of the Company’s investment in Amperion is $100,000 at December 31, 2005.

BPL Global, Ltd.

On February 4, 2005, the Company approved its investment in BPL Global, Ltd. (“BPL Global”), a privately held company. During the year-end December 31, 2005, the Company has funded an aggregate of $131,000 of this commitment. This investment represents an equity interest of approximately 6.21% at December 31, 2005. BPL Global is engaged in the business of developing broadband services via power lines through joint ventures in the United States, Asia, Eastern Europe and the Middle East. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee. The Company reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of the Company's investment in BPL Global, Ltd. remained at $131,000 as of December 31, 2005.

NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2005 and 2004 is as follows:

	2005	2004
Convertible Senior Notes payable (“Convertible Senior Notes”), accrue interest at 7.25% per annum and provide for equal monthly principal installments beginning March 1, 2006. Maturity date is in October 2008. Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $5.0 per share at any time.	$20,000,000	$-
Debt Discount - beneficial conversion feature, net of accumulated amortization of $89,163 and $0 at December 31, 2005 and 2004, respectively.	(1,390,137)	-
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $175,958 and $0 at December 31, 2005 and 2004, respectively.	(2,743,342)	-
	$15,866,521	$-
Convertible notes payable (“Series B Debenture”), in quarterly installments of interest only at 8% per annum, unsecured and due three years from the date of the note with the latest maturity February 2006; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $.55 per share six months after issuance. All of the Series B Debenture were repaid or converted to the Company’s common stock as of December 31, 2005.
	-	210,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $49,243 and $49,249 at December 31, 2005 and 2004, respectively.	-	(49,243)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $22,847 and $22,841 at December 31, 2005 and 2004, respectively.	-	(22,847)
		137,910
Total	$15,866,521	$137,910
Less: current portion	(6,250,000)	-
	$9,616,521	$137,910

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

Aggregate maturities of long-term debt as of December 31, 2005 are as follows:

Fiscal Year	Amount
2006	$6,250,000
2007	7,500,000
2008	6,250,000
$20,000,000

Convertible Senior Notes

During the year ended December 31, 2005, the Company issued a convertible senior debt financing of $20 million (“Convertible Senior Notes”) to sophisticated investors in exchange for $20,000,000. The Company received proceeds of $18,780,590, net of costs and fees in the amount of $1,219,410. The Convertible Senior Notes accrue interest at 7.25% per annum and call for monthly principal installments beginning March 1, 2006. The maturity date is 3 years from the issuance of the notes. At any time or times, the Noteholders shall be entitled to convert any portion of the outstanding and unpaid note amount into fully paid and nonassessable Common Shares at $5 per share. At any time at the option of the Company, the principal payments may be paid either in cash or in common stock at the lower of $5 or 92.5% of the average recent market price. At any time after six months should the stock trade at or above $8.75 for 20 of 30 consecutive trading days, the Company can cause a mandatory redemption and conversion to shares at $5 per share. At any time, the Company can pre-pay the notes with cash or common stock. Should the Company pre-pay the Notes other than by mandatory conversion, the Company must issue additional warrants to the Noteholders covering 65% of the amount pre-paid at a strike price of $5 per share. In addition to standard financial covenants, the Company has agreed to maintain a letter of credit in favor of the Noteholders equal to $10 million (Note A). Once the Note declines below $15 million, the balance is reduced by $.50 for every $1 amortized. The Company also has covenants requiring a minimum revenue test of $9 million through 2006, measured quarterly. In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes.

The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $1,479,300 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Notes issued during the year ended December 31, 2005. The debt discount attributed to the beneficial conversion feature is amortized over the Notes maturity period (three years) as interest expense.

In connection with the placement of the Notes in October 2005, the Company has also agreed to issue one million warrants to the Noteholders exercisable for five years at $5 per share. The Company recognized the value attributable to the warrants in the amount of $2,919,300 to a derivative liability due to the possibility of the Company having to make a cash settlement, including penalties, in the event the Company failed to register the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the transaction. The Company accounted for this warrant derivative in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The warrants were included as a liability and valued at fair market value until the Company met the criteria under EITF 00-19 for permanent equity. A registration statement covering the convertible notes issued, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on November 23, 2005 and was declared effective on December 13, 2005. The warrant derivative liability was valued at the issuance date of the Notes in the amount of $2,919,300 and then revalued at $2,910,700 on December 13, 2005 upon the effective of the Form S-3. The Company charged to Other Income in the amount of $8,600 and the derivative warrant liability was reclassified to additional paid in capital at December 13, 2005. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 76%. The $2,919,300 of debt discount attributed to the value of the warrants issued is amortized over the Notes maturity period (three years) as interest expense.

Convertible Debentures

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
DECEMBER 31, 2005, 2004 AND 2003

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

In connection with the placement of the Debenture-1 in 2001, the Company issued warrants granting the holders the right to acquire 940,000 shares of the Company's common stock at $1.00 per share. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $77,254 to additional paid in capital and a discount against the Debenture-1 issued during the year ended December 31, 2001. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 4.25%, a dividend yield of 0%, and volatility of 21%. The debt discount attributed to the value of the warrants issued is amortized over the Debenture-1's maturity period (three years) as interest expense.

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

In connection with the placement of the Debenture-1 notes in 2002, the Company issued warrants granting the holders the right to acquire 749,100 shares of the Company's common stock at $1.00 per share. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 To Certain Convertible Instruments ("EITF -0027"), the Company recognized the value attributable to the warrants in the amount of $56,082 to additional paid-in capital and a discount against the Debenture-1 issued during the year ended December 31, 2002. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.67%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Debenture-1's maturity period (three years) as interest expense.

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
DECEMBER 31, 2005, 2004 AND 2003

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

In connection with the placement of the Series B Debenture notes in 2002, the Company issued warrants granting the holders the right to acquire 472,900 shares of the Company's common stock at $1.00 per share. In accordance with Emerging Issues Task Force Issue 00-27, Application Of Issue No. 98-5 To Certain Convertible Instruments ("EITF -0027"), the Company recognized the value attributable to the warrants in the amount of $68,595 to additional paid-in capital and a discount against the Series B Debenture issued during the year ended December 31, 2002. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.67%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Series B Debenture's maturity period (three years) as interest expense.

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

In connection with the placement of the Series B Debenture notes in January and February 2003, the Company issued warrants granting the holders the right to acquire 2,027,100 shares of the Company's common stock at $1.00 per share. In accordance with Emerging Issues Task Force Issue 00-27, Application Of Issue No. 98-5 To Certain Convertible Instruments ("EITF -0027"), the Company recognized the value attributable to the warrants in the amount of $265,425 to additional paid-in capital and a discount against the Series B Debentures issued during the year ended December 31, 2003. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 1.25%, a dividend yield of 0%, and volatility of 26%. The debt discount attributed to the value of the warrants issued is amortized over the Series B Debentures maturity period (three years) as interest expense.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

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

During the year ended December 31, 2004, the Company issued additional 324,000 shares of its common stock in connection with the conversion of $62,000 aggregate principal amount of the Debenture-1 and $110,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 42,999 shares of common stock in exchange for accrued interest of $23,276 for Debenture 1 and Series B Debentures. (Note H). All of the Debenture-1 were converted to the Company’s common stock as of December 31, 2004. During the year ended December 31, 2005, the Company issued an aggregate of 363,636 shares of common stock and $10,000 of cash to its Series B Debenture holders in exchange for $200,000 and $10,000 of debt, respectively. The Company also issued an aggregate of 51,114 shares of common stock in exchange for accrued interest of $28,131 for the Series B Debentures. All of the Series B Debentures were repaid or converted to the Company’s common stock as of December 31, 2005.

In connection with the conversion of Debenture-1 and Series B Debentures, the Company wrote off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $134,135 and $531, respectively, during the year ended December 31, 2004 and an additional $2,046,479 and $296,470, respectively, during the year ended December 31, 2003.

The Company amortized the Convertible Senior Notes, Debenture-1 and the Series B Debenture debt discount attributed to the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $337,211, $32,040 and $744,695 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

In September 2003, certain Senior noteholders elected to surrender their Senior Notes as consideration for the exercise of warrants to purchase shares of common stock of the Company. The Company issued an aggregate of 2,011,000 restricted shares of common stock for warrants exercised at $1.00 per share, in exchange for $2,011,000 of Senior Notes. In January 2004, certain senior note holders elected to convert $2,539,000 of their senior notes into 1,209,038 shares of common stock of the Company, at a conversion price of $2.10 per share (Note H). During the year ended December 31, 2005, the Company repaid $350,000 of Senior Notes in cash. The remaining outstanding balance of senior notes as of December 31, 2005 and 2004 was $100,000 and $450,000, respectively.

NOTE H - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of December 31, 2005, 2004 and 2003, the Company has no preferred stock issued and outstanding. The company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2005, 2004 and 2003, the Company has 45,765,171, 44,335,989 and 30,689,522 shares, respectively, of common stock issued and outstanding.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

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

During the year ended December 31, 2003, the Company issued an aggregate of 7,217,836 shares of common stock to its convertible debenture holders in exchange for $3,807,100 of debt (Note F). The Company also issued an aggregate of 525,403 shares of common stock in exchange for accrued interest of $280,734 for Debenture 1 and Series B Debentures (Note F).

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE H - CAPITAL STOCK (Continued)

During the year ended December 31, 2004, the Company issued an aggregate of 324,000 shares of common stock in connection with the conversion of $62,000 aggregate principal amount of the Debenture-1 and $110,000 aggregate principal amount of the Series B Debentures. The Company also issued an aggregate of 42,999 shares of common stock in exchange for accrued interest of $23,276 for Debenture 1 and Series B Debentures (Note F).

During the year ended December 31, 2004, the Company issued an aggregate of 36,000 shares of common stock to an employee in exchange for $107,779 of services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. Compensation costs of $107,779 were charged to operations.

In March 2004, the Company entered into consulting agreements (the “Agreements”) with Aware Capital Consultants, Inc. and Scarborough, Ltd. (“Consultants”). Pursuant to the Agreements, the Company issued an aggregate of 1,000,000 shares of its restricted common stock to Consultants in exchange for professional services rendered and to be rendered. In accordance with Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued. Compensation cost of $2,500,000 was charged to operations during the year ended December 31, 2004.

The Company reorganized its capital structure in January 2002 whereby the Company agreed to repurchase common stock held by the founders of the Company. All founders shares were returned and canceled in March 2002, except for 705,285 shares which remained outstanding, but were subject to repurchase by the Company pending receipt of the share certificate evidencing those shares. During the year ended December 31, 2004, the remaining 705,285 shares of founder’s stock were returned to and canceled by the Company.

During the year ended December 31, 2005, the Company issued an aggregate of 415,989 shares of common stock for an aggregate purchase price of $496,493 to certain employees upon exercise of employee stock options at approximately $1.19 per share. Additionally, the Company issued an aggregate of 172,395 shares of common stock for an aggregate purchase price of $356,145 to consultants upon exercise of non-employee stock options at $2.07 per share (Note I).

During the year ended December 31, 2005, the Company issued an aggregate of 1,968 shares of common stock, having an aggregate fair market value of $9,002, to consultants in exchange for services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. Compensation costs of $9,002 were charged to operations during the year ended December 31, 2005.

The Company issued an aggregate of 321,900 shares of common stock to its convertible noteholders upon the exercise of warrants at $1.00 per share. The Company also issued 36,150 shares of common stock in exchange for 50,000 cashless warrants exercised (Note I).

The Company issued an aggregate of 36,000 shares of common stock to an employee in exchange for $163,319 of services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. Compensation costs of $163,319 were charged to operations during the year ended December 31, 2005.

The Company issued an aggregate of 30,000 shares of common stock to a member of the board of directors in exchange for $127,796 of consulting services rendered, which approximated the fair value of shares issued during the period services were completed and rendered. Compensation costs of $127,796 were charged to operations during the year ended December 31, 2005.

During the year ended December 31, 2005, the Company issued an aggregate of 363,636 shares of common stock to its convertible debenture holders in exchange for $200,000 of Series B Debentures. The Company also issued an aggregate of 51,114 shares of common stock in exchange for accrued interest of $28,131 for Series B Debentures (Note F and J).

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE I - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00 - $1.99	5,813,578	6.96	$ 1.00	5,751,078	$ 1.00
$ 2.00 - $2.99	2,136,000	7.76	$ 2.28	1,044,250	$ 2.25
$ 3.00 - $3.99	1,716,500	8.76	$ 3.31	502,083	$ 3.44
$ 4.00 - $4.99	185,000	9.20	$ 4.45	14,250	$ 4.51
$ 5.00 - $5.99	300,000	9.07	$ 5.22	35,750	$ 5.14
	10,151,078	7.54	$ 1.85	7,347,411	$ 1.37

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2003	1,950,000	$1.00
Granted	7,202,333	1.22
Exercised (Note H)	(109,333)	1.01
Cancelled or expired	(750,000)	1.00
Outstanding at December 31, 2003	8,293,000	$1.19
Granted	2,108,000	3.06
Exercised (Note H)	(540,399)	1.08
Cancelled or expired	(245,834)	1.74
Outstanding at December 31, 2004	9,614,767	$1.61
Granted	1,325,000	3.97
Exercised (Note H)	(415,989)	1.18
Cancelled or expired	(372,700)	3.74
Outstanding at December 31, 2005	10,151,078	$1.85

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2005, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2005	2004	2003
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.50%	1.35%	1.13%
Expected stock price volatility	71%	76%	118%
Expected dividend payout	-	-	-
Expected option life (in years)	5.0	5.0	10.0

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company’s pro forma net loss and net loss per share would have been $(18,218,378) and $(0.41), respectively, for the year ended December 31, 2005; and $(20,923,045) and $(0.51), respectively, for the year ended December 31, 2004 and $(12,869,048) and $(0.62), respectively, for the year ended December 31, 2003.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE I - STOCK OPTIONS AND WARRANTS (Continued)

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	1,841,774	6.34	$ 1.00	1,758,441	$ 1.00

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2003	1,555,000	$1.00
Granted	1,900,000	1.00
Exercised (Note H)	(187,500)	0.96
Canceled or expired	-	-
Outstanding at December 31, 2003	3,267,500	$1.00
Granted	60,000	3.45
Exercised (Note H)	(328,331)	1.00
Canceled or expired	(1,000,000)	1.00
Outstanding at December 31, 2004	1,999,169	$1.07
Granted	15,000	3.45
Exercised (Note H)	(172,395)	2.07
Canceled or expired	-	-
Outstanding at December 31, 2005	1,841,774	$1.00

The estimated value of the non-employee stock options vested during the year ended December 31, 2005 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 4 years, a risk free interest rate of 4.35%, a dividend yield of 0% and volatility of 71%. The amount of the expense charged to operations in connection with granting the options was $1,191,767, $1,130,780 and $982,390 during the year ended December 31, 2005, 2004 and 2003, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	195,000	0.35	$ 1.00	195,000	$ 1.00
$ 2.97	35,000	0.38	$ 2.97	35,000	$ 2.97
$ 5.00	1,000,000	2.82	$ 5.00	1,000,000	$ 5.00
	1,230,000	2.36	$ 4.31	1,230,000	$ 4.31

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE I - STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2003	3,531,460	$ 0.84
Granted	8,591,800	1.01
Exercised (Note H)	(6,963,770)	0.92
Canceled or expired	-	-
Outstanding at December 31, 2003	5,159,490	$1.01
Granted	-	-
Exercised (Note H)	(4,468,590)	0.99
Canceled or expired	(115,000)	1.00
Outstanding at December 31, 2004	575,900	$1.12
Granted	1,040,000	4.85
Exercised (Note H)	(371,900)	1.00
Canceled or expired	(14,000)	1.00
Outstanding at December 31, 2005	1,230,000	$4.31

The Company capitalized financing costs of $87,217 for compensatory warrants granted in connection with placement of convertible debentures during the year ended December 31, 2003. The financing cost was amortized over the life of the convertible debentures and all unamortized financing cost was expensed upon the conversion of the convertible debentures during the year ended December 31, 2003. The Company did not granted any warrants during the year ended December 31, 2004. The Company granted 1,000,000 warrants to Convertible Senior Notes holders (Note F) and 40,000 compensatory warrants to non-employees during the year ended December 31, 2005. The estimated value of compensatory warrants granted and previously granted warrants vested during the period ended December 31, 2005 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 3 years, a risk free interest rate of approximately 4.50%, a dividend yield of 0% and volatility of 71%. Compensation expense of $162,453, $50,096 and $30,872 was charged to operations for the year ended December 31, 2005, 2004 and 2003, respectively.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE J - RELATED PARTY TRANSACTIONS (Continued)

In January 2003, the Company entered into an employment agreement with Ronald W. Pickett, President and Chief Executive Officer of the Company, to provide for an annual compensation of $100,000 and 3,000 shares of restricted stock from the Employee Stock Option Plan for each month that he serves as President. As of December 31, 2005, 2004 and 2003, the Company has provided for the issuance of 36,000 shares of its common stock to Mr. Pickett each year (Note H).

In September 2003, the Company entered into a consulting agreement that provides for annual compensation of $100,000, payable monthly, with The Musser Group, an entity controlled by the Company's Chairman of the Board of Directors, for certain services. As of December 31, 2005, 2004 and 2003, an aggregate of $100,000, $100,000 and $33,333 of consulting fees was charged to income pursuant to the agreement, respectively.

 In July 2005, the Company entered into a Professional Services Agreement for international consulting with Seth Blumenfeld, a member of the board of directors. Pursuant to the terms of the agreement, Mr. Blumenfeld received 10,000 shares of Company stock upon execution of the agreement, 10,000 shares of Company stock per quarter for the first year and 5,000 shares of Company stock per quarter thereafter plus a five percent (5%) commission. The stock awarded to Mr. Blumenfeld pursuant to the agreement is restricted stock. The agreement has a one year term, which is renewable annually upon both parties' agreement. As of December 31, 2005, the Company issued 30,000 common shares and an aggregate of $127,766 was charged to operations.

In December 2005, the Company issued an aggregate of 363,636 shares of common stock to Ronald W. Pickett, President and Chief Executive Officer of the Company, a convertible debenture holder in exchange for $200,000 of Series B Debentures. The Company also issued an aggregate of 48,858 shares of common stock in exchange for accrued interest of $26,872 for Series B Debentures. In addition, the Company issued an aggregate of 200,000 shares of common stock upon the exercise of warrants at $1.00 per share upon conversion of the notes. (Note F and H).

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

A reconciliation of tax expense computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows:

	2005	2004	2003
Tax provision computed at the statutory rate	$(5,522,000)	$(4,583,000)	$(2,680,000)
Deferred state income taxes, net of federal income tax benefit	(525,000)	-	-
Book expenses not deductible for tax purposes	19,000	15,000	5,000
U.S. NOL created from stock option exercise	(463,000)	(404,000)	-
U.S. deferred tax liability for beneficial conversion feature	518,000	-	617,000
Change in valuation allowance for deferred tax assets	5,973,000	4,972,000	2,058,000
Income tax expense	$--	$--	$--

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE K - INCOME TAXES (Continued)

The Company has provided a valuation reserve against the full amount of the net deferred tax assets, because in the opinion of management, it is more likely than not that these tax assets will not be realized. Approximately $877,000 of the valuation allowance relates to stock option expense for which subsequently recognized tax benefits will be allocated to Additional Paid in Capital.

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:
	2005	2004
Deferred Tax Assets:
Net operating loss carryforwards	$15,015,000	$8,983,000
Warrants and non-employee stock options	684,000	379,000
Investment in Amperion	152,000	-
Other	487,000	459,000
Total deferred tax assets	16,338,000	9,821,000

Deferred Tax Liabilities:
Beneficial Conversion Feature of Convertible Debentures	(527,000)	(17,000)
Property and equipment, principally due to differences in depreciation	(66,000)	(32,000)
Total deferred tax liabilities	(593,000)	(49,000)
Valuation allowance	(15,745,000)	(9,772,000)
Net deferred tax assets	$--	$--

At December 31, 2005, the Company has net operating loss carryforwards of approximately $39,100,000 for federal income tax purposes which will expire at various dates from 2020 through 2025.

The Company’s NOL and tax credit carryovers may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2005 and in prior years, the Company may have experienced such ownership changes.

The limitation imposed by Section 382 would place an annual limitation on the amount of NOL and tax credit carryovers that can be utilized. When the Company completes the necessary studies, the amount of NOL carryovers available may be reduced significantly. However, since the valuation allowance fully reserves for all available carryovers, the effect of the reduction would be offset by a reduction in the valuation allowance. Thus, the resolution of this matter would have no effect on the reported assets, liabilities, revenues and expenses for the periods presented.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE L - LOSSES PER COMMON SHARE

The following table presents the computations of basic and dilutive loss per share:

	2005	2004	2003
Net loss available to common shareholders	$(15,778,281)	$(13,092,660)	$	(7,657,936)
Basic and fully diluted loss per share	$(0.35)	$(0.32)		$(0.37)
Weighted average common shares outstanding	44,743,223	41,384,074		20,702,482

For the years ended December 31, 2005, 2004 and 2003, 7,577,208, 9,198,646 and 10,984,201 potential shares, respectively were excluded from shares used to calculate diluted losses per share as their inclusion would reduce net losses per share.

NOTE M - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Accounts payable	$880,802	$812,602
Accrued interest	263,806	21,611
Accrued payroll and payroll taxes	594,401	348,471
Warranty	24,000	-
Other	58,863	13,240
Total	$1,821,872	$1,195,924

NOTE N - COMMITMENTS AND CONTINGENCIES

Office Leases

The Company leases office space under a sub-lease agreement through November 2010 for office space which occupies approximately 11,600 square feet in Germantown, MD. In April 2005, the Company entered into a three-year lease agreement for 6,742 square feet of commercial office space in Crystal City, Virginia. Pursuant to this lease, the Company agreed to assume a portion of the build-out cost for this facility. The Company also leases office space of approximately 1,800 square feet in White Marsh, MD. Additionally, the Company leases two corporate apartments through May 2006 in Germantown, MD and Crystal City, VA. Commitments for minimum rentals under non cancelable leases at December 31, 2005 are as follows:

2006	$428,907
2007	404,667
2008	217,479
2009	161,195
2010 and thereafter	150,918
$1,363,166

Rental expenses charged to operations for the year ended December 31, 2005, 2004 and 2003 are $389,935, $165,249 and $74,777, respectively.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE N - COMMITMENTS AND CONTINGENCIES (Continued)

Capital Lease Obligations

Development test equipment (Note C) includes the following amounts for capitalized leases at December 31, 2005 and 2004:

	2005	2004
Computer equipment and software	$52,000	$52,000
Less: accumulated depreciation and amortization	(26,000)	(15,600)
	$26,000	$36,400

The Company has computer equipment and software purchased under non-cancelable leases with an original cost of $52,000. As of December 31, 2005, the Company has paid in full the lease obligation. Depreciation expense of $10,400, $10,400 and $5,200 in connection with the capital leased equipment was charged to operations during the year ended December 31, 2005, 2004 and 2003, respectively.

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

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

NOTE O - BUSINESS CONCENTRATION

The sale of certain rental contract agreements and the related capitalized equipment to Hospitality Leasing Corporation in December 2005 represented $439,074 or approximately 18% of the 2005 revenues (Note D). Revenue from one major customer represented $136,166 or approximately 19% of 2004 revenues. In 2003, two customers represented $32,762 or approximately 35% of total 2003 revenues. There were no other customers which represented more than 10% of total revenues in the three years ended December 31, 2005. There were no outstanding accounts receivable from these major customers as of the December 31, 2005 and 2004.

Purchases from three (3) major suppliers approximated $598,000 or 48% of purchases, $885,568 or 40% of purchases and $354,149 or 47% of purchases for the years ended December 31, 2005, 2004 and 2003, respectively. Total accounts payable of approximately $3,000 or 0.4% of total accounts payable was due to these three suppliers as of December 31, 2005 and approximately $105,000 or 13% of total accounts payable was due to these three suppliers as of December 31, 2004.

NOTE P - SUBSEQUENT EVENTS

Sale of Rental Contracts

In January 2006, the Company consummated a non-recourse sale of certain rental contract agreements which were previously accounted for as operating leases and the related capitalized equipment with Hospitality Leasing Corporation. The remaining rental income payments of the contracts were valued at approximately $918,000, excluding the customer support component of approximately $250,000 which the Company will retain and continue to receive monthly customer support payments over the remaining average unexpired lease term of 25 months. The Company recognized revenue of approximately $464,000 for the sale, calculated based on the present value of total unpaid rental payments, and expensed the associated capitalized equipment cost, net of accumulated depreciation, of approximately $210,000 and expensed associated taxes of approximately $45,000.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE P - SUBSEQUENT EVENTS (Continued)

Acquisition of Microwave Satellite Technologies, Inc.

In January 2006, the Company acquired a 90% interest in Microwave Satellite Technologies (MST), a communications technology company that offers complete sales, installation, and service of VSAT and business television networks, and is a full-service national Internet Service Provider (ISP). The $9 million cash and stock acquisition will provide the Company a “triple-play” solution to subscribers of HDTV, VoIP telephony and Internet access. The purchase price is payable $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock. The cash portion of the purchase price is payable $900,000 at closing and $900,000 payable in January 2007. The stock portion is payable from shares held in escrow 400,000 shares at closing and the remaining 1,200,000 shares issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period.

The Company plans to expand the existing operations concentrated in Manhattan throughout New York and to increase its presence in other major metropolitan cities using the New York system as a template. This acquisition will enable the Company to establish a subscriber base with recurring revenues. A substantial portion of the purchase price will be allocated to intangible assets and amortized over the estimated useful life. Intangible assets consist primarily of subscriber rights, property access rights and network infrastructure. The acquisition was accounted for using the purchase method of accounting under SFAS No. 141.

The value of the Company’s common stock issued as a part of the acquisition was determined based on the average price of the Company's common stock for several days before the acquisition of MST. The components of the purchase price were as follows:

Cash	$1,800,000
Common stock	7,200,000
Direct acquisition costs	62,000
Total purchase price	$9,062,000

The following table presents the purchase price allocation, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values at the date of acquisition:

Current assets	$400,548
Fixed and other assets	1,396,190
Intangible assets	2,737,697
Goodwill	5,334,249
Total liabilities assumed	(868,684)
Acquisition costs	62,000
Total purchase price	$9,062,000

Due to its recent date of acquisition, the purchase price allocation to Intangibles and Goodwill is based upon preliminary data that is subject to adjustment and could change significantly pending the completion of an independent appraisal to accurately evaluate this allocation. The Company recognizes goodwill in connection with this acquisition as a result of MST’s historical development of its subscriber base, high profile customer acquisition, its unique “Triple Play” solution and strategic industry position. All of the intangible assets, which consist of subscriber rights, property access rights and network infrastructure, are subject to amortization and have a weighted-average useful life of 10 years. The results of the acquisition will be included within the consolidated financial statements from its date of acquisition as of January 31, 2006.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE P - SUBSEQUENT EVENTS (Continued)

The following data presents unaudited pro forma revenues, net loss and basic and diluted net loss per share of common stock for the Company as if the acquisitions discussed above, had occurred on January 1, 2004. The Company has prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if the Company had completed these acquisitions at the beginning of the periods shown below or the results that will be attained in the future. Additionally, the Pro forma results for MST does not include the results associated with the analog subscriber base sold to Cablevision in 2004:

	Year Ended December 31, 2005
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$2,488,323	$1,795,658	4,283,981
Net loss	$(15,919,778)	$(1,132,722)	(17,052,500)
Net loss per common share outstanding - basic & diluted	$(.36)	$(.01)	(.37)
Weighted average common shares outstanding - basic & diluted	44,743,223		46,343,223

Acquisition of Microwave Satellite Technologies, Inc. (Continued)

	Year Ended December 31, 2004
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$698,652	$2,766,372	$3,465,024
Net loss	$(13,092,660)	$(558,299)	$(13,650,959)
Net loss per common share outstanding - basic & diluted	$(.32)	$.00	$(.32)
Weighted average common shares outstanding - basic & diluted	41,384,074		42,984,074