Form 10-K/A
period 2005-12-31
TELKONET INC
filed 2006-03-29
CIK 1094084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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
__Yes X No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act.
__ Yes X No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
X Yes ___No

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

___ Large Accelerated Filer	X Accelerated Filer	___ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
__ Yes X No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1 2006: $155,184,856
Number of outstanding shares of the registrant’s par value $0.001 common stock as of March 1, 2006: 46,316,539.

EXPLANATORY NOTE

Telkonet, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed on March 16, 2006 (the “Original Filing”), to amend and restate in its entirety Part II, Item 9A—Controls and Procedures, to include management’s report on internal control over financial reporting, which was inadvertently omitted from the Original Filing. The Report from the Independent Registered Public Accounting Firm, which has not been amended, is included as originally filed.

This Amendment amends and restates in its entirety only the Part II, Item 9A—Controls and Procedures. This Amendment does not affect any other parts of, or exhibits to, the Original Filing, and those unaffected parts or exhibits are not included in this Amendment.

This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings, if any.

PART II

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. During the fourth quarter of 2005, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report On Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
 provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorization of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2005, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Russell Bedford Stefanou Mirchandani LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K/A.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELKONET, INC.

By:	/s/ E. Barry Smith

E. Barry Smith Chief Financial Officer

Date: March 29, 2006

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Telkonet, Inc. and its wholly-owned subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of losses, stockholders' equity, and cash flows for the three-years ended December 31, 2005, and our report dated February 2, 2006 expressed an unqualified opinion on those consolidated financial statements,

        /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

        Russell Bedford Stefanou Mirchandani LLP
        Certified Public Accountants

McLean, Virginia
February 2, 2006