Form 10-Q
period 2006-03-31
TELKONET INC
filed 2006-05-10
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

For the period ended March 31, 2006

Commission file number 000-27305

TELKONET, INC.
(Exact name of Issuer as specified in its charter)

Utah	87-0627421
(State of Incorporation)	(IRS Employer Identification No.)

20374 Seneca Meadows Parkway, Germantown, MD 20876
(Address of Principal Executive Offices)

(240) 912-1800
Issuer's Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act, (check one).

Large Accelerated Filer [  ]                Accelerated Filer [X]            Non-Accelerated Filer [  ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. [  ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,866,154 shares of Common Stock ($.001 par value) as of May 1, 2006.

TELKONET, INC.

FORM 10-Q for the Quarter Ended March 31, 2006

Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
March 31, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations:
Three Months Ended March 31, 2006 and 2005	4

Condensed Consolidated Statement of Stockholders’ Equity
January 1, 2006 through March 31, 2006	5

Condensed Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2006 and 2005	6-7

Notes to Unaudited Condensed Consolidated Financial Information:
March 31, 2006	8-21

Item 2. Management’s Discussion and Analysis	21-28

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION	29

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	30-32

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$3,528,171	$8,422,079
Restricted certificate of deposit	10,000,000	10,000,000
Accounts Receivable: net of allowance for doubtful accounts of $40,000 and $30,000 at March 31, 2006 and December 31, 2005, respectively	472,186	119,191
Inventory	1,318,079	1,475,806
Prepaid expenses and deposits	613,248	360,880
Total current assets	15,931,684	20,377,956

Property and Equipment:
Furniture and equipment, at cost	1,610,853	1,041,137
Less: accumulated depreciation	397,198	323,667
Total property and equipment, net	1,213,655	717,470

Equipment under Operating Leases:
Capitalized equipment, at cost	1,544,306	789,099
Less: accumulated depreciation	178,419	124,669
Total equipment under operating leases, net	1,365,887	664,430

Other Assets:
Long-term investments	231,044	231,000
Intangible assets, net of accumulated amortization of $59,167 and $0 at March 31, 2006 and December 31, 2005, respectively	2,404,760	-
Financing costs, net of accumulated amortization of $173,724 and $73,499 at March 31, 2006 and December 31, 2005, respectively	1,045,686	1,145,911
Goodwill	1,077,767	-
Deposits and other	221,285	154,216
Total other assets	4,980,542	1,531,127

TOTAL ASSETS	$23,491,768	$23,290,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,706,548	$1,821,872
Senior notes payable	100,000	100,000
Senior convertible notes, net of discounts	7,500,000	6,250,000
Deferred revenue	156,892	59,020
Note payable under subsidiary acquisition	900,000	-
Customer deposits and other	24,981	86,257
Total current liabilities	11,388,421	8,317,149

Long Term Liabilities:
Senior convertible notes, net of discounts	7,478,050	9,616,521
Deferred lease liability	48,024	42,317
Total long term liabilities	7,526,074	9,658,838

Commitments and Contingencies	-	-
Minority Interest	-	-

Stockholders’ Equity :
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at March 31, 2006 and December 31, 2005	-	-
Common stock, par value $.001 per share; 100,000,000 shares authorized; 46,692,326 and 45,765,171 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	46,692	45,765
Additional paid-in-capital	51,765,256	48,256,784
Accumulated deficit	(47,234,675)	(42,987,553)
Stockholders’ equity	4,577,273	5,314,996
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,491,768	$23,290,983

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31,
	2006	2005
Revenues, net:
Product	$1,549,975	$129,273
Rental	393,937	116,915
Total Revenue	1,943,912	246,188

Cost of Sales:
Product	983,651	90,982
Rental	311,919	66,408
Total Cost of Sales	1,295,570	157,390

Gross Profit	648,342	88,798

Costs and Expenses:
Research and Development	432,569	447,925
Selling, General and Administrative	3,092,043	2,399,960
Non-Employee Stock Options and Warrants	277,344	292,925
Employee Stock Based Compensation	376,281	-
Depreciation and Amortization	119,227	39,303
Total Operating Expense	4,297,464	3,180,113

Loss from Operations	(3,649,122)	(3,091,315)

Other Income (Expenses): Interest Income	102,684	37,937
Interest Expense	(720,253)	(31,165)
Total Other Income (Expenses)	(617,569)	6,772

Loss Before Provision for Income Taxes	(4,266,691)	(3,084,543)
Provision for Income Taxes	-	-
Loss Before Minority Interest	(4,266,691)	(3,084,543)

Minority Interest	19,569	-

Net Loss	$(4,247,122)	$(3,084,543)

Loss per common share (basic and assuming dilution)	$(0.09)	$(0.07)

Weighted average common shares outstanding	46,187,202	44,604,389

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2006	-	-	45,765,171	$45,765	$48,256,784	$(42,987,553)	$5,314,996

Shares issued for employee stock options exercised at approximately $2.07 per share	-	-	436,898	437	904,229	-	904,666

Shares issued in exchange for non-employee options exercised at $1.00 per share	-	-	25,837	26	25,811	-	25,837

Shares issued in exchange for warrants exercised at $1.00 per share	-	-	44,000	44	43,956	-	44,000

Issuance of shares for purchase of subsidiary	-	-	400,000	400	1,799,600	-	1,800,000

Shares issued in exchange for services rendered at approximately $3.98 per share	-	-	20,420	20	81,251	-	81,271

Stock-based compensation expense related to employee stock options	-	-	-	-	376,281	-	376,281

Stock options and warrants granted to consultants in exchange for services rendered	-	-	-	-	277,344	-	277,344

Net Loss	-	-	-	-	-	(4,247,122)	(4,247,122)

Balance at March 31, 2006	-	$-	46,692,326	$46,692	$51,765,256	$(47,234,675)	$4,577,273

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss from operating activities	$(4,247,122)	$(3,084,543)
Adjustments to reconcile net loss from operations to cash used in operating activities	-	-
Minority interest	(19,569)	-
Amortization of financing costs	100,225	-
Amortization of debt discount - beneficial conversion feature of convertible debentures	121,586	5,712
Amortization of debt discount - value of warrants attached to convertible debentures	239,943	12,311
Stock options and warrants issued in exchange for services rendered	653,625	292,925
Common stock issued in exchange for services rendered	81,271	52,404
Depreciation, including depreciation of equipment under operating leases	215,537	76,130
Increase / decrease in:
Accounts receivable	(320,083)	(29,899)
Inventory	157,727	120,649
Prepaid expenses and deposits	2,220	(48,163)
Customer deposits	(66,996)	-
Accounts payable and accrued expenses	(155,536)	34,132
Deferred revenue	97,963	-
Deferred lease liability	245	10,304
Net Cash (Used in) Operating Activities	(3,138,964)	(2,558,038)

Cash Flows from Investing Activities:
Costs of equipment under operating leases	(316,716)	(214,885)
Proceeds from sale of equipment under operating lease	340,130	-
Investment in MST	(1,017,822)	-
Net cash acquired from MST	59,384	-
Investment in affiliate	(44)	(50,000)
Purchase of property and equipment, net	(134,704)	(98,538)
Net Cash (Used in) Investing Activities	(1,069,772)	(363,423)

Cash Flows from Financing Activities:
Repayment of convertible debentures	(1,250,000)	-
Proceeds from exercise of stock options and warrants	974,503	286,257
Repayment of subsidiary loans	(409,675)	-
Net Cash Provided by Financing Activities	(685,172)	286,257

Net (Decrease) in Cash and Cash Equivalents	(4,893,908)	(2,635,204)

Cash and cash equivalents at the beginning of the period	8,422,079	11,838,702

Cash and cash equivalents at the end of the period	$3,528,171	$9,203,498

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2006	2005
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$622,530	$9,000
Income taxes paid	-	-
Non-cash transactions:
Note payable under subsidiary acquisition	900,000
Issuance of shares for purchase of subsidiary	1,800,000	-
Employee stock-based compensation	376,281
Issuance of stock options and warrants in exchange for services rendered	277,344	292,925
Common stock issued for services rendered	81,271	52,404
Acquisition of MST (Note B):
Assets acquired	$4,120,600	$-
Goodwill (including purchase price contingency)	6,477,767	-
Minority Interest	(19,569)	-
Liabilities assumed	(1,460,976)	-
Common stock issued	(1,800,000)	-
Notes payable issued	(900,000)	-
Purchase price contingency	(5,400,000)	-
Direct acquisition costs	(117,822)	-
Cash paid for acquisition	$(900,000)	$-

See accompanying footnotes to the unaudited condensed consolidated financial information

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2005.

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

In January 2006, following the acquisition of Microwave Satellite Technologies (MST) (Note B), the Company began offering complete sales, installation, and service of VSAT and business television networks, and became a full-service national Internet Service Provider (ISP). The MST solution offers a complete “triple-play” solution to subscribers of HDTV, VoIP telephony and NuVision Broadband Internet access, to commercial multi-dwelling units and hotels.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Telkonet Communications, Inc. and 90% owned subsidiary Microwave Satellite Technologies (MST). Significant intercompany transactions have been eliminated in consolidation.

Reclassification

Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $40,000 and $30,000 at March 31, 2006 and December 31, 2005, respectively.

Restricted Cash

Restricted cash at March 31, 2006 and December 31, 2005 consists of a $10,000,000 certificate of deposit pledged as collateral for an irrevocable letter of credit agreement.  This letter of credit agreement is automatically renewable annually as required in the Convertible Senior Notes (Note G) loan covenant.  The certificate of deposit provides for approximately 4% interest payable at maturity.

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $376,281, net of tax effect.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors approximated or exceeded the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the three months ended March 31, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure."

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

March 31,
Quarter Ended	2005
Net loss	$(3,084,543)
Deduct: stock-based compensation expense, net of tax (*)	(610,025)

Pro forma net loss	$(3,694,568)

Net loss per common share — basic (and assuming dilution):
As reported	$(0.07)
Deduct: stock-based compensation expense, net of tax	(0.01)

Pro forma	$(0.08)

(*) Stock-based compensation expense for the quarter ending March 31, 2005 based upon the three month allocation of the year ending December 31, 2005 expense of $2,440,097.

Disclosure for the period ended March 31, 2006 is not presented because the amounts are recognized in the consolidated financial statements. The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the three months ended March 31, 2006 and March 31, 2005:

	Employee Stock Options
		March 31,
	March 31,	2005
Quarter Ended:	2006	(Pro forma)
Expected term (in years)	5	5
Expected stock price volatility	67%	76%
Risk-free interest rate	4.8%	4.0%
Expected dividend yield	0.0%	0.0%

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2006 and prior years, expected stock price volatility is based on the historical volatility of the Company’s stock for the related vesting periods. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility. The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity securities with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of the Company’s stock. Such an increase in stock price would benefit all shareholders commensurately.

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

For equipment under lease, revenue is recognized over the lease term for operating lease and rental contracts. All of the Company’s leases are accounted for as operating leases. At the inception of the lease, no lease revenue is recognized and the leased equipment and installation costs are capitalized and appear on the balance sheet as “Equipment Under Operating Leases.” The capitalized cost of this equipment is depreciated from two to three years, on a straight-line basis down to the Company’s original estimate of the projected value of the equipment at the end of the scheduled lease term. Monthly lease payments are recognized as rental income. The Company has sold a substantial portion of its lease portfolio during the period ending March 31, 2006 and year ended December 2005. The related equipment was charged to cost of sales commensurate with the associated revenue recognition.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of March 31, 2006 and December 31, 2005. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the three months ended March 31, 2006 and the year ended December 31, 2005, the Company experienced approximately three percent of units returned under its product warranty policy. As of March 31, 2006 and December 31, 2005, the Company recorded warranty liabilities in the amount of $31,200 and $24,000, respectively, using this experience factor.

NOTE B - ACQUISITION OF SUBSIDIARY

Acquisition of Microwave Technologies, Inc.:

On January 31, 2006, the Company acquired a 90% interest in Microwave Satellite Technologies, Inc. (“MST”) from Frank Matarazzo, the sole stockholder of MST, in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000. The purchase price of $9,000,000 was increased by $117,822 for direct costs related to the acquisition. These direct costs included legal, accounting and other professional fees. The cash portion of the purchase price is payable in two installments, $900,000 at closing and $900,000 payable in January 2007. The stock portion is payable from shares held in escrow, 400,000 shares at closing and the remaining 1,200,000 “purchase price contingency” shares issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. In the event the Company’s common stock price is below $4.50 per share upon issuance of the shares from escrow, a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million.

NOTE B - ACQUISITION OF SUBSIDIARY (continued)

MST is a communications technology company that offers complete sales, installation, and service of Very Small Aperture Terminal (VSAT) and business television networks, and is a full-service national Internet Service Provider (ISP).  Management believes that the MST acquisition will enable Telkonet to provide a complete “triple-play” solution to subscribers of HDTV, VoIP telephony and NuVision Broadband Internet access, to commercial multi-dwelling units and hotels.

The acquisition of MST was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The value of the Company’s common stock issued as a part of the acquisition was determined based on the average price of the Company's common stock for several days before and after the acquisition of MST. The results of operations for MST have been included in the Consolidated Statements of Operations since the date of acquisition. The components of the purchase price were as follows:

	As Reported	Including Purchase Price Contingency (*)
Common stock	$1,800,000	$7,200,000
Cash (including note payable)	1,800,000	1,800,000
Direct acquisition costs	117,822	117,822
Purchase price	3,717,822	9,117,822
Minority interest	19,569	19,569
Total	$3,737,391	$9,137,391

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management’s best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:.

	As Reported	Including Purchase Price Contingency (*)
Cash and other current assets	$346,548	$346,548
Equipment and other assets	1,310,125	1,310,125
Subscriber lists	2,463,927	2,463,927
Goodwill and other intangible assets	1,077,767	6,477,767
Subtotal	5,198,367	10,598,367
Current liabilities	1,460,976	1,460,976
Total	$3,737,391	$9,137,391

(*) As of the date of the acquisition, the effect of the “purchase price contingency” shares valued at approximately $5.4 million have not been recorded in accordance with FAS 141. When issued, these shares will reflect an adjustment to Goodwill and Other Intangibles.

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired. The Company engaged an independent firm to assist in allocating the excess purchase price to the intangible assets and goodwill as appropriate. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually. The subscriber list was independently valued at $2,463,927 with an estimated useful life of eight years. The Company will evaluate the potential impairment of goodwill recorded at the acquisition date as required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets.”

NOTE B - ACQUISITION OF SUBSIDIARY (continued)

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of the Telkonet and MST businesses as if the combination had occurred at the beginning of the periods presented compared with the actual results of operations of Telkonet for the same period. The unaudited pro forma condensed combined results of operations do not purport to represent what the companies’ combined results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of Telkonet’s future results.

	Three Months Ended March 31,
	Proforma 2006	Proforma 2005
Product revenue	$196,103	$211,396
Rental revenue	246,770	286,908
Total revenues	442,873	498,304

Net income (loss)	$(500,681)	$(191,339)
Basic income (loss) per share	$(0.01)	$(0.00)
Diluted income (loss) per share	$(0.01)	$(0.00)

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of Gateways, eXtenders, Couplers and iBridges, which are the significant components of the Telkonet solution. Components of inventories as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
Raw Materials	$603,751	$598,335
Finished Goods	714,328	877,471
	$1,318,079	$1,475,806

NOTE D - LONG-TERM INVESTMENTS

Amperion, Inc.

On November 30, 2004, the Company entered into a Stock Purchase Agreement (“Agreement”) with Amperion, Inc. ("Amperion"), a privately held company. Amperion is engaged in the business of developing networking hardware and software that enables the delivery of high-speed broadband data over medium-voltage power lines. Pursuant to the Agreement, the Company invested $500,000 in Amperion in exchange for 11,013,215 shares of Series A Preferred Stock for an equity interest of approximately 3.5%. The Company has the right to appoint one person to Amperion’s seven-person board of directors. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee.

It is the policy of the Company to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The Company identifies and records impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. The Company determined that its investment in Amperion was impaired based upon forecasted discounted cash flow. Accordingly, the Company wrote-off $400,000 of the carrying value of its investment through a charge to operations during the year ended December 31, 2005. The remaining value of the Company’s investment in Amperion is $100,000 at March 31, 2006 and December 31, 2005, and this amount represents the current fair value.

BPL Global, Ltd.

On February 4, 2005, the Company approved its investment in BPL Global, Ltd. (“BPL Global”), a privately held company. The Company funded an aggregate of $131,000 as of December 31, 2005 and additional $44 during the three months ended March 31, 2006. This investment represents an equity interest of approximately 6.21% at December 31, 2005 and March 31, 2006. BPL Global is engaged in the business of developing broadband services via power lines through joint ventures in the United States, Asia, Eastern Europe and the Middle East. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee. The Company reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of the Company's investment in BPL Global, Ltd. amounted $131,044 and $131,000 as of March 31, 2006 and December 31, 2005, respectively.

NOTE E - INTANGIBLE ASSETS AND GOODWILL

As a result of MST acquisition, the Company had intangibles totaling $2,463,927 at January 31, 2006 (Note B). In accordance with SFAS 142, Goodwill and Other Intangible Assets (SFAF No. 142), an impairment test was performed on these assets at March 31, 2006, which indicated that there was no impairment of those intangibles as of that date. Accordingly, the consolidated statement of operations for the three months ended March 31, 2006 includes only charges for amortization of these intangibles.

The acquisition of MST resulted in the valuation by an independent appraiser of MST’s subscriber lists as intangible assets. The MST subscriber list was determined to have an eight-year life. This intangible was amortized using that life, and amortization from the date of the acquisition through March 31, 2006, was taken as a charge against income in the consolidated statement of operations. Goodwill of $1,077,767, excluding the purchase price contingency, represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

Total identifiable intangible assets acquired and their carrying value at March 31, 2006 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable tangible Assets:
Subscriber lists	$2,463,927	$(59,167)	2,404,760	$-	8.0
Total Amortized Identifiable Intangible Assets	2,463,927	(59,167)	2,404,760	-
Unamortized Identifiable Intangible Assets:	None
Total	$2,463,927	$(59,167)	$2,404,760	$-

Total amortization expense charged to operations for the three months ended March 31, 2006 was $59,167. Estimated amortization expense as of March 31, 2006 is as follows:

2006	$ 230,993
2007	307,991
2008	307,991
2009	307,991
2010	307,991
2011 and after	941,803
Total	$ 2,404,760

The Company does not amortize goodwill. As a result of the acquisitions of MST, the Company recorded goodwill in the amount of $1,077,767 as of March 31, 2006. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2006.

Considerable management judgment is necessary to estimate fair value. We enlisted the assistance of an independent valuation consultant to determine the values of our intangible assets and goodwill as of the date of acquisition. Based on various market factors and projections used by management, actual results could vary significantly from managements' estimates.

NOTE F - SENIOR NOTES PAYABLE

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

In January 2004, certain noteholders requested conversion of their senior notes into Company restricted shares of common stock. The Company’s Board of Directors approved this request by amending the terms of the Senior Note for a limited time. The Company immediately notified all of the outstanding Senior Noteholders of this temporary conversion option, and indicated that it would accept the surrender of the Senior Notes as consideration for the purchase of the Company’s common shares at a price of $2.10 per share. The conversion price represented the current market price of the Company’s common stock. An aggregate of $2,539,000 of senior notes were converted into 1,209,038 shares of common stock of the Company in January 2004. On November 3, 2005, the Company paid $350,000 of these senior notes and obtained a subordinated agreement from the remaining $100,000 noteholder. The remaining outstanding senior note at March 31, 2006 and December 31, 2005 was $100,000. The Senior Notes mature on June 15, 2006. The Company has accounted for the Senior Notes outstanding as current liabilities at March 31, 2006.  On November 3, 2005, the Company obtained a subordination agreement from the remaining $100,000 noteholder. The Company issued 20,000 warrants to purchase common stock of the Company at $5.00 in consideration for the subordination agreement. These warrants expire on June 15, 2006.

NOTE G - SENIOR CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at March 31, 2006 and December 31, 2005 is as follows:

	2006	2005
Senior Convertible Notes payable (“Convertible Senior Notes”), accrue interest at 7.25% per annum and provide for equal monthly principal installments beginning March 1, 2006. Maturity date is in October 2008. Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $5.00 per share at any time.	$18,750,000	$20,000,000
Debt Discount - beneficial conversion feature, net of accumulated amortization of $210,749 and $89,163 at March 31, 2006 and December 31, 2005, respectively.	(1,268,551)	(1,390,137)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $415,901 and $175,958 at March 31, 2006 and December 31, 2005, respectively.	(2,503,399)	(2,743,342)
Total	$14,978,050	$15,866,521
Less: current portion	(7,500,000)	(6,250,000)
	$7,478,050	$9,616,521

Aggregate maturities of long-term debt as of March 31, 2006 are as follows:

Fiscal Year	Amount
2006	$7,500,000
2007	7,500,000
2008	3,750,000
$18,750,000

During the year ended December 31, 2005, the Company issued convertible senior notes (the "Convertible Senior Notes") having an aggregate principal value of $20 million to sophisticated investors in exchange for $20,000,000, exclusive of $1,219,410 in placement costs and fees. The Convertible Senior Notes accrue interest at 7.25% per annum and call for monthly principal installments beginning March 1, 2006. The maturity date is 3 years from the date of issuance of the notes. At any time or times, the Noteholders shall be entitled to convert any portion of the outstanding and unpaid note amount into fully paid and nonassessable Common Shares at $5 per share. At any time at the option of the Company, the principal payments may be paid either in cash or in common stock at the lower of $5 or 92.5% of the average recent market price. At any time after six months should the stock trade at or above $8.75 for 20 of 30 consecutive trading days, the Company can cause a mandatory redemption and conversion to shares at $5 per share. At any time, the Company can pre-pay the notes with cash or common stock. Should the Company pre-pay the Notes other than by mandatory conversion, the Company must issue additional warrants to the Noteholders covering 65% of the amount pre-paid at a strike price of $5 per share. In addition to standard financial covenants, the Company has agreed to maintain a letter of credit in favor of the Noteholders equal to $10 million (Note A). Once the Note declines below $15 million, the balance is reduced by $.50 for every $1 amortized. The Company also has covenanted to maintain minimum revenue of $9 million through 2006, measured quarterly. The Company was in compliance with this covenant as of March 31, 2006.  In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes.

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

NOTE G - SENIOR CONVERTIBLE NOTES PAYABLE (continued)

In connection with the placement of the Notes in October 2005, the Company has also agreed to issue one million warrants to the Noteholders exercisable for five years at $5 per share. The Company recognized the value attributable to the warrants in the amount of $2,919,300 to a derivative liability due to the possibility of the Company having to make a cash settlement, including penalties, in the event the Company failed to register the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the transaction. The Company accounted for this warrant derivative in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The warrants were included as a liability and valued at fair market value until the Company met the criteria under EITF 00-19 for permanent equity. A registration statement covering the convertible notes issued, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on November 23, 2005 and was declared effective on December 13, 2005. The warrant derivative liability was valued at the issuance date of the Notes in the amount of $2,919,300 and then revalued at $2,910,700 on December 13, 2005 upon effectiveness of the Form S-3. The Company charged $8,600 to Other Income and the derivative warrant liability was reclassified to additional paid in capital at December 13, 2005. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 76%. The $2,919,300 of debt discount attributed to the value of the warrants issued is amortized over the Notes maturity period (three years) as interest expense.

NOTE H - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00 - $1.99	5,706,630	6.72	$ 1.00	5,670,102	$ 1.00
$ 2.00 - $2.99	1,399,550	7.87	$ 2.42	814,450	$ 2.36
$ 3.00 - $3.99	1,656,500	8.78	$ 3.32	527,167	$ 3.41
$ 4.00 - $4.99	185,000	9.36	$ 4.45	26,000	$ 4.52
$ 5.00 - $5.99	240,000	9.16	$ 5.25	49,750	$ 5.17
	9,187,680	7.38	$ 1.82	7,087,469	$ 1.38

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	8,293,000	$1.19
Granted	2,108,000	3.06
Exercised	(540,399)	1.08
Cancelled or expired	(245,834)	1.74
Outstanding at December 31, 2004	9,614,767	$1.61
Granted	1,325,000	3.97
Exercised	(415,989)	1.18
Cancelled or expired	(372,700)	3.74
Outstanding at December 31, 2005	10,151,078	$1.85
Granted	30,000	3.45
Exercised (Note J)	(436,898)	2.07
Cancelled or expired	(556,500)	2.29
Outstanding at March 31, 2006	9,187,680	$1.82

The weighted-average fair value of stock options granted to employees during the period ended March 31, 2006 and 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

NOTE H - STOCK OPTIONS AND WARRANTS (Continued)

	2006	2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.8%	3.50 to 4.0%
Expected stock price volatility	67%	76%
Expected dividend payout	-	-
Expected option life-years	5.0	5.0

Total stock-based compensation expense recognized in the consolidated statement of earnings for the three months ended March 31, 2006 was $376,281, net of tax effect.

The financial statements for the three-month period ended March 31, 2005 have not been restated. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company’s pro forma net loss and loss per share would have been $(3,694,568) and $(0.08), respectively, for the period ended March 31, 2005.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	1,815,937	6.09	$ 1.00	1,815,937	$ 1.00

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	3,267,500	$1.00
Granted	60,000	3.45
Exercised	(328,331)	1.00
Canceled or expired	(1,000,000)	1.00
Outstanding at December 31, 2004	1,999,169	$1.07
Granted	15,000	3.45
Exercised	(172,395)	2.07
Canceled or expired	-	-
Outstanding at December 31, 2005	1,841,774	$1.00
Granted	-	-
Exercised (Note J)	(25,837)	1.00
Canceled or expired	-	-
Outstanding at March 31, 2006	1,815,937	$1.00

NOTE H - STOCK OPTIONS AND WARRANTS (Continued)

The estimated value of the non-employee stock options vested during the period ended March 31, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: estimated option life of 1 to 3 years, a risk free interest rate of 4.77%, a dividend yield of 0% and volatility of 67%. The amount of the expense charged to operations in connection with granting the options was $273,499 and $288,143 during the period ended March 31, 2006 and 2005, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	137,500	0.22	$ 1.00	137,500	$ 1.00
$ 2.97	35,000	0.14	$ 2.97	35,000	$ 2.97
$ 5.00	1,100,000	4.16	$ 5.00	1,100,000	$ 5.00
	1,272,500	3.57	$ 4.51	1,272,500	$ 4.51

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	5,159,490	$1.01
Granted	-	-
Exercised	(4,468,590)	0.99
Canceled or expired	(115,000)	1.00
Outstanding at December 31, 2004	575,900	$1.12
Granted	1,040,000	4.85
Exercised	(371,900)	1.00
Canceled or expired	(14,000)	1.00
Outstanding at December 31, 2005	1,230,000	$4.31
Granted	100,000	5.00
Exercised (Note J)	(44,000)	1.00
Canceled or expired	(13,500)	1.00
Outstanding at March 31, 2006	1,272,500	$4.51

NOTE H - STOCK OPTIONS AND WARRANTS (Continued)

The estimated value of compensatory warrants vested during the period ended March 31, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: warrant remaining life of 0.14 years, a risk free interest rate of 4.77%, a dividend yield of 0% and volatility of 67%. In-the-money warrants granted were charged to operations at grant date. Total expense of $3,845 and $4,782 was charged to operations for the period ended March 31, 2006 and 2005, respectively.

NOTE I - MINORITY INTEREST IN SUBSIDIARY

Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders' share of the income or loss of the consolidated subsidiary MST. The minority interest in the consolidated balance sheet reflects the original investment by these minority shareholder in the consolidated subsidiaries, along with their proportional share of the earnings or losses of the subsidiaries.

On January 31, 2006, the Company acquired a 90% interest in Microwave Satellite Technologies, Inc. (“MST”) from Frank Matarazzo, the sole stockholder of MST in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000 (See Note B). This transaction resulted in a minority interest of $19,569, which reflects the original investment by the minority shareholders of MST. For the period ended March 31, 2006, the minority shareholder's share of the loss of MST was limited to $19,569. The minority interest in MST is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, any losses will be charged against the Company's operations, as majority owner. However, if future earnings do materialize, the majority owner should be credited to the extent of such losses previously absorbed in the amount of $17,280.

NOTE J - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, par value $.001 per share. As of March 31, 2006 and December 31, 2005, the Company had no preferred stock issued and outstanding. The Company has authorized 100,000,000 shares of common stock, par value $.001 per share. As of March 31, 2006 and December 31, 2005, the Company had 46,692,326 and 45,765,171 shares of common stock issued and outstanding, respectively.

During the period ended March 31, 2006, the Company issued an aggregate of 436,898 shares of common stock for an aggregate purchase price of $904,666 to certain employees upon exercise of employee stock options at approximately $2.07 per share. Additionally, the Company issued an aggregate of 25,837 shares of common stock for an aggregate purchase price of $25,837 to consultants upon exercise of non-employee stock options at $1.00 per share (Note H).

During the period ended March 31, 2006, the Company issued an aggregate of 20,420 shares of common stock, valued at $81,271, to consultants in exchange for services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered.

The Company issued an aggregate of 44,000 shares of common stock to debenture holders upon the exercise of warrants at $1.00 per share. (Note H).

On January 31, 2006, the Company entered into a Stock Purchase Agreement (“Agreement”) with MST, a privately held company. Pursuant to the Agreement, the Company issued 400,000 shares of Common Stock at approximately $4.50 per share (Note B).

NOTE K - EMPLOYEE BENEFIT PLAN

The Company maintains a Profit Sharing and Retirement Savings Plan for qualified employees of its subsidiary MST as of the acquisition on January 31, 2006. Telkonet’s expense for these benefits was $908 for the period ending March 31, 2006.

NOTE L - BUSINESS CONCENTRATION

The sale of $683,451 in rental contract agreements and the related capitalized equipment to Hospitality Leasing Corporation in the period ending March 31, 2006 constituted 35% of total revenue and represented the only major customer for three-month period ended March 31, 2006. Revenue from one major customers approximated $24,704 or 10% of sales for three-month period ended March 31, 2005. Total accounts receivable of $24,704, or 23% of total accounts receivable, was due from the one major customer as of March 31, 2005.

Purchases from three (3) major suppliers approximated $48,496 or 33% of purchases and $242,236 or 81% of purchases for the period ended March 31, 2006 and 2005, respectively. Total accounts payable of approximately $19,255 or 5% of total accounts payable was due to these three suppliers as of March 31, 2006 and approximately $90,329 or 16% of total accounts payable was due to these three suppliers as of March 31, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of the Company

The Company was formed in 1999 to develop products for use in the powerline communications (PLC) industry. PLC products use existing electrical wiring in commercial buildings and residences to carry high speed data communications signals, including the Internet. Since the Company’s formation, it has focused on development and marketing of its PLC technology. With the acquisition of Microwave Satellite Technologies (“MST”) in January 2006, the Company additionally offers complete sales, installation, and service of VSAT and business television networks, and is a full-service national Internet Service Provider (ISP). The MST solution offers a complete “triple-play” solution to subscribers of HDTV, VoIP telephony and NuVision Broadband Internet access, to commercial multi-dwelling units and hotels.

The Company’s PLC technology, the "Telkonet iWire System™" product suite (formerly referred to as the PlugPlus™ product suite), consists of four primary components, the Gateway, the eXtender, the Coupler and the iBridge. The Gateway, the hub of the Telkonet iWire System™ product suite, is a modular, self-contained unit that accepts data from an existing network on one port and distributes it via a second port. The Gateway integrates a communications processor that runs a series of proprietary applications under Linux. The signal generated by the Gateway can be directly coupled into low voltage wiring via the Coupler, which interfaces directly between the Gateway and the building’s electrical panel. Multi-panel buildings typically require multiple Couplers, which are connected to the Gateway via inexpensive coaxial cable and concentrated using standard radio frequency splitters. A suite of software applications running on the Gateway can perform communications functions or system management functions. The iBridge serves as the user’s network access device and connects to a user’s personal computer through a standard Ethernet cable. The iBridge’s AC line cord serves as its power source as well as its network interface. The eXtender is used to extend the reach of the Gateway in larger buildings or campus environments.

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

The Company is a member of the HomePlug™ Powerline Alliance, an industry trade group that engages in marketing and educational initiatives, and sets standards and specifications for products, in the powerline communications industry.

The Company’s principal executive offices are located at 20374 Seneca Meadows Parkway, Germantown, MD 20876.

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

The Company’s guarantees issued subject to the recognition and disclosure requirements of FIN 45 as of March 31, 2006 and December 31, 2005 were not material. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the three months ended March 31, 2006 and the year ended December 31, 2005, the Company experienced approximately three percent of units returned under its product warranty policy. Using this experience factor a reserve of $31,200 was determined adequate as of March 31, 2006.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $376,281, net of tax effect.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors approximated or exceeded the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

Revenues

The Company’s revenue consists of direct product sales and a recurring (lease) model including two months activity of MST from date of acquisition through March 31, 2006 in the commercial, government and international markets. The table below outlines product versus recurring (lease) revenues for comparable periods:

	Three months Ended
	March 31, 2006		March 31, 2005		Variance

Product	$1,549,975	80%	$129,273	53%	$1,420,702	1099%
Recurring (lease)	393,937	20%	116,915	47%	277,022	237%
Total	$1,943,912	100%	$246,188	100%	$1,697,724	690%

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

In the three months ended March 31, 2006, the Company consummated a non-recourse sale of certain rental contract agreements and the related capitalized equipment which were accounted for as operating leases with Hospitality Leasing Corporation. The remaining rental income payments of the contracts were valued at approximately $1,168,000 including the customer support component of approximately $357,000 which the Company will retain and continue to receive monthly customer support payments over the remaining average unexpired lease term of 37 months. In the period ending March 31, 2006, the Company recognized revenue of approximately $683,000 for the sale, calculated based on the present value of total unpaid rental payments, and expensed the associated capitalized equipment cost, net of depreciation, of approximately $340,000 and expensed associated taxes of approximately $64,000.

Recurring revenue

The increase in rental (lease) revenue was primarily due to the increase in non-cancelable leases. Accordingly, revenues associated with these leases are recognized ratably over a three to five year lease term. Revenues to be recognized under these non-cancelable leases (backlog) was approximately $1,121,000. The weighted average remaining lease term was approximately 35 months as of March 31, 2006. The associated unamortized capitalized costs in connection with these leases was approximately $294,000 or 26% of revenue backlog.

Cost of Sales

	Three months Ended
	March 31, 2006		March 31, 2005		Variance

Product	$983,651	63%	$90,982	70%	$892,669	981%
Recurring (lease)	311,919	79%	66,408	57%	245,511	370%
Total	$1,295,570	67%	$157,390	64%	$1,138,180	723%

Product Costs

Product cost primarily includes Telkonet iWire SystemTM product suite equipment cost and installation labor. The related product cost in connection with the non-recourse sale of approximately $1,168,000 of rental contract agreements amounted to approximately $340,000 of previously capitalized equipment cost and other related cost.

Rental (lease) Costs

Lease Cost primarily represents the amortization of the capitalized costs which are amortized over the lease term and include Telkonet equipment, installation labor and customer support. This increase compared to the prior year quarter is commensurate with the increase in leases.

Gross Profit

	Three months Ended
	March 31, 2006		March 31, 2005		Variance

Product	$566,406	37%	$38,291	30%	$528,115	1379%
Recurring (lease)	82,018	21%	50,507	43%	31,511	62%
Total	$648,424	33%	$88,798	36%	$559,626	630%

Product Costs

Gross profit associated with product revenues for the three months ended March 31, 2006 improved over the prior year primarily as a result of reduction of equipment costs and of improved installation processes, including upfront site surveys and standardized training.

Rental (lease) Costs

Gross profit associated with rental (lease) revenue decreased as a result of the build-out of the customer support services infrastructure to support future requirements.

Operating Expenses

	Three months Ended
	March 31, 2006	March 31, 2005	Variance

Total	$4,297,464	$3,180,113	$1,117,351	35%

Overall expenses increased for the three months ended March 31, 2006 over the comparable period in 2005 by $1,117,351 or 35%. This increase was principally due to salary and travel costs related to increased sales and marketing functions and office rent, as well as approximately $376,000 of employee stock options expense charged to operations upon adoption of SFAS 123R on January 1, 2006. The number of employees increased from 61 at March 31, 2005 to 86 at March 31, 2006, including 19 acquired in the MST acquisition in January 2006.

Product Research and Development

	Three months Ended
	March 31, 2006	March 31, 2005	Variance

Total	$432,569	$447,925	$(15,356)	(3%)

Research and development costs related to both present and future products are expensed in the period incurred. Total expenses for the three months ended March 31, 2006 decreased compared to the prior year quarter by $15,356 or 3%. This decrease was primarily related to the company maintaining staff levels and completing the CE certifications in the prior year quarter.

Selling, General and Administrative

	Three months Ended
	March 31, 2006	March 31, 2005	Variance

Total	$3,092,043	$2,399,960,	$692,083	29%

Selling, general and administrative expenses increased for the three months ended March 31, 2006 over the comparable prior year quarter by $692,083 or 29%. This increase is related to an increase in payroll and associated costs for sales and marketing resources, advertising, trade shows, and office rent and related facility costs.

Liquidity and Capital Resources

The Company’s current assets exceeded current liabilities as of March 31, 2006 and December 31, 2005 by $4,543,263 and $12,060,807, respectively. Of the total current assets as of March 31, 2006 of $15,531,684 and as of December 31, 2005 of $20,377,956, cash represented $3,528,171 and $8,422,079, respectively, and Restricted Certificate of Deposit represented $10,000,000 of the current assets as of March 31, 2006 and December 31, 2005.

In 2003, the Company issued Senior Notes to Company officers, shareholders, and sophisticated investors in exchange for $5,000,000, exclusive of placement costs and fees. The remaining outstanding senior note at March 31, 2006 was $100,000 which matures on June 15, 2006.

In October 2005, the Company completed an offering of convertible senior notes (the “Notes”) in the aggregate principal amount of $20 million. The capital raised in the Note offering is being used for general working capital purposes. The Notes bear interest at a rate of 7.25%, payable in cash, and call for monthly principal installments beginning March 1, 2006. The maturity date is 3 years from the date of issuance of the Notes. The Noteholders are entitled, at any time, to convert any portion of the outstanding and unpaid Conversion Amount into shares of Company common stock. At the option of the Company, the principal payments may be paid either in cash or in common stock. Upon conversion into common stock, the value of the stock will be determined by the lower of $5 or 92.5% of the average recent market price. The Company has also agreed to issue one million warrants to the Noteholders exercisable for five years at $5 per share. At any time after six months, should the stock trade at or above $8.75 for 20 of 30 consecutive trading days, the Company can cause a mandatory redemption and conversion to shares at $5 per share. At any time, the Company can pre-pay the notes with cash or common stock. If the Company elects to use common stock to pre-pay the Notes, the price of the common stock shall be deemed to be the lower of $5 or 92.5% of the average recent market price. Should the Company pre-pay the Notes other than by mandatory conversion, the Company must issue additional warrants to the Noteholders covering 65% of the amount pre-paid at a strike price of $5 per share. In addition to standard financial covenants, the Company has agreed to maintain a letter of credit in favor of the Noteholders equal to $10 million. Once the Note declines below $15 million, the balance on the letter of credit is reduced by $.50 for every $1 amortized. The Company also has covenanted to maintain minimum revenue of $9 million through 2006, measured quarterly. The Company was in compliance with this covenant as of March 31, 2006. During the three months ended March 31, 2006, the Company made debt service payments of $1,872,530 consisting of a total of $1,250,000 of principal due on March 1, 2006 and April 1, 2006 and interest of $620,530 for the period of October 27, 2005 through March 31, 2006.

On January 31, 2006, the Company, acquired a 90% interest in Microwave Satellite Technologies, Inc. (“MST”) from Frank Matarazzo, the sole stockholder of MST in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000. The cash portion of the purchase price was payable in two installments, $900,000 at closing and $900,000 payable in January 2007. The stock portion is payable from shares held in escrow, 400,000 shares at closing and the remaining 1,200,000 “purchase price contingency” shares issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. In the event the Company’s common stock price is below $4.50 per share upon issuance of the shares from escrow, a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million.

During the three months ended March 31, 2006, the Company received $930,530 from the exercise of employee and non-employee stock options and $44,000 from exercise of warrants.

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

Off Balance Sheet Arrangements

In October 2005, the Company entered into an irrevocable letter of credit with a bank for $10 million as collateral for the $20 million Senior Convertible Notes. A $10 million Certificate of Deposit is pledged as collateral for the irrevocable letter of credit agreement. The letter of credit is automatically renewable annually as required in the loan covenant. As of March 31, 2006, the $10 million Restricted Certificate of Deposit is recorded in the accompanying consolidated balance sheet as a current asset.

Acquisition or Disposition of Property and Equipment

During the three months ended March 31, 2006, fixed assets increased by $134,704 or 9.1% which related to equipment purchased during the period. Additionally, the Company acquired $435,011 of fixed assets related to the acquisition of MST. The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

MST, which was acquired by the Company in January 2006, presently leases 12,600 square feet of commercial office space in Hawthorne, New Jersey for its office and warehouse spaces. This lease will expire in April 2010.

Number of Employees

As of May 1, 2006, the Company had eighty-two (82) full time employees.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$18,750,000	$7,500,000	$11,250,000	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	$1,570,289	$485,903	$727,226	$357,160	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	-	-	-	-	-
Total	$20,320,289	$7,985,903	$11,977,226	$357,160	-

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Short Term Investments

We held no marketable securities as of March 31, 2006. Our excess cash is held in money market accounts with a bank and a brokerage firm, both of which are nationally ranked, top tier firms with an average return of approximately 300 basis points. The certificate of deposit, which is restricted and currently held as collateral for the Letter of Credit in connection with the $20 million senior convertible notes, accrues interest with an average return of approximately 400 basis points. Due to the conservative nature of our investment portfolio, an increase or decrease of 100 basis points in interest rates would not have a material effect on our results of operations or the fair value of our portfolio.

Investments in Privately Held Companies

We have invested in privately held companies, which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As a result, we could lose our entire initial investment in these companies. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of these companies and none is expected to develop. These investments are carried at cost, which as of May 1, 2006 was $131,044 and $100,000 in BPL Global and Amperion, respectively, and at March 31, 2006, are recorded in other assets in the Consolidated Balance Sheets. During the year ended December 31, 2005, the Company determined that its investment in Amperion was impaired based upon forecasted discounted cash flow. Accordingly, the Company wrote-off 80%, or $400,000, of the carrying value of its investment through a charge to operations in the prior year.

Item 4.  Controls and Procedures.

As of March 31, 2006, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the U.S. Securities and Exchange Commission. There were no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls subsequent to the date of the most recent evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company has a history of operating losses and an accumulated deficit and expects to contnue to incur losses for the foreseeable future.

Since inception through March 31, 2006, the Company has incurred cumulative losses of $47,234,675 and has never generated enough funds through operations to support its business. The Company expects to continue to incur operating losses through 2006.  Additional capital will be required within the next sixty days in order to provide working capital requirements for the next twelve months. If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to the Company, this could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

No.	Description

3.1	Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000, and our Form S-8 (No. 333-47986), filed on October 16, 2000)

3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333 108307), filed on August 28, 2003)

4.1	Form of Series A Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)

4.2	Form of Series A Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)

4.3	Form of Series B Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)

4.4	Form of Series B Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)

4.5	Form of Senior Note (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)

4.6	Form of Non-Detachable Senior Note Warrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)

4.7	Senior Convertible Note by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 000-27305), filed on October 31, 2005)

4.8	Senior Convertible Note by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 000-27305), filed on October 31, 2005)

4.11	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 000-27305), filed on October 31, 2005)

4.12	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 000-27305), filed on October 31, 2005)

10.1	Amended and Restated Telkonet, Inc. Incentive Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-412), filed on April 17, 2002)

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

10.8	Professional Services Agreement by and between Telkonet, Inc. and Seth D. Blumenfeld, dated July 1, 2005 (incorporated by reference to our Form 10-Q (No. 000-27305), filed November 9, 2005)

10.9	Employment Agreement by and between Telkonet, Inc. and Frank T. Matarazzo, dated as of February 1, 2006 (incorporated by reference to our Form 10-K (No. 000-27305), filed March 16, 2006)

10.10	MST Stock Purchase Agreement and Amendment (incorporated by reference to our Form 8-K/A (No. 000-27305), filed April 12, 2006)

14	Code of Ethics (incorporated by reference to our Form 10-KSB (No. 001-31972), filed March 30, 2004)

24	Power of Attorney (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)

31.1	Certification of Ronald W. Pickett pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of E. Barry Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of E. Barry Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: May 10, 2006	By:	/s/ Ronald W. Pickett

Ronald W. Pickett Chief Exective Officer