Form 10-Q
period 2006-06-30
TELKONET INC
filed 2006-08-09
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

For the period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,849,942 shares of Common Stock ($.001 par value) as of August 1, 2006.

TELKONET, INC.

FORM 10-Q for the Quarter Ended June 30, 2006

Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
June 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations:
Three and Six Months Ended June 30, 2006 and 2005	4

Condensed Consolidated Statement of Stockholders’ Equity
January 1, 2006 through June 30, 2006	5

Condensed Consolidated Statements of Cash Flows:
Six Months Ended June 30, 2006 and 2005	6-7

Notes to Unaudited Condensed Consolidated Financial Information:
June 30, 2006	8-22

Item 2. Management’s Discussion and Analysis	23-31

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits	33-34

TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$926,935	$8,422,079
Restricted certificate of deposit	9,000,000	10,000,000
Accounts Receivable: net of allowance for doubtful accounts of $60,000 and $30,000 at June 30, 2006 and December 31, 2005, respectively	381,585	119,191
Inventory	1,102,691	1,475,806
Prepaid expenses and deposits	548,655	360,880
Total current assets	11,959,866	20,377,956

Property and Equipment:
Furniture and equipment, at cost	1,930,871	1,041,137
Less: accumulated depreciation	477,557	323,667
Total property and equipment, net	1,453,314	717,470

Equipment under Operating Leases:
Capitalized equipment, at cost	2,162,812	789,099
Less: accumulated depreciation	263,638	124,669
Total equipment under operating leases, net	1,899,174	664,430

Other Assets:
Long-term investments	193,044	231,000
Intangible assets, net of accumulated amortization of $145,426 and $0 at June 30, 2006 and December 31, 2005, respectively	2,318,501	--
Financing costs, net of accumulated amortization and write-off of $608,972 and $73,499 at June 30, 2006 and December 31, 2005, respectively	610,438	1,145,911
Goodwill	1,977,767	--
Deposits and other	202,183	154,216
Total other assets	5,301,933	1,531,127
Total Assets	$20,614,287	$23,290,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,678,700	$1,821,872
Senior notes payable	--	100,000
Senior convertible notes, net of discounts	8,500,000	6,250,000
Deferred revenue	158,931	59,020
Note payable under subsidiary acquisition	900,000	--
Customer deposits and other	15,685	86,257
Total current liabilities	12,253,316	8,317,149

Long Term Liabilities:
Senior convertible notes, net of discounts	2,229,873	9,616,521
Deferred Revenue	77,939	--
Deferred lease liability	46,385	42,317
Total long term liabilities	2,354,197	9,658,838

Commitments and Contingencies	--	--
Minority Interest	--	--

Stockholders’ Equity :
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at June 30, 2006 and December 31, 2005	--	--
Common stock, par value $.001 per share; 100,000,000 shares authorized; 49,390,618 and 45,765,171 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	49,391	45,765
Additional paid-in-capital	60,774,080	48,256,784
Accumulated deficit	(54,816,697)	(42,987,553)
Stockholders’ equity	6,006,774	5,314,996
Total Liabilities And Stockholders’ Equity	$20,614,287	$23,290,983

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For The Three months Ended June 30,		For The Six months Ended June 30,
	2006	2005	2006	2005
Revenues, net:
Product	$722,014	$310,250	$2,271,989	$439,523
Rental	430,456	162,697	824,393	279,612
Total Revenue	1,152,470	472,947	3,096,382	719,135

Cost of Sales:
Product	322,879	253,773	1,306,530	344,755
Rental	689,963	98,383	1,001,882	164,791
Total Cost of Sales	1,012,842	352,156	2,308,412	509,546

Gross Profit	139,628	120,791	787,970	209,589

Costs and Expenses:
Research and Development	532,130	472,802	964,699	920,727
Selling, General and Administrative	3,747,252	3,146,754	6,839,295	5,546,713
Impairment write-down in investment in affiliate	38,000	-	38,000	-
Non-Employee Stock Options and Warrants	-	233,612	277,344	526,537
Employee Stock Based Compensation	208,537	-	584,818	-
Depreciation and Amortization	151,492	46,462	270,719	85,766
Total Operating Expense	4,677,411	3,899,630	8,974,875	7,079,743

Loss from Operations	(4,537,783)	(3,778,839)	(8,186,905)	(6,870,154)

Other Income (Expenses): Interest Income	85,856	30,021	188,540	67,959
Interest Expense	(3,130,095)	(31,165)	(3,850,348)	(62,330)
Total Other Income (Expenses)	(3,044,239)	(1,144)	(3,661,808)	5,629

Loss Before Provision for Income Taxes	(7,582,022)	(3,779,983)	(11,848,713)	(6,864,525)
Provision for Income Taxes	-	-	-	-

Loss Before Minority Interest	(7,582,022)	(3,779,983)	(11,848,713)	(6,864,525)
Minority Interest	-	-	19,569	-
Net Loss	$(7,582,022)	$(3,779,983)	$(11,829,144)	$(6,864,525)

Loss per common share (basic and assuming dilution)	$(0.16)	$(0.08)	$(0.25)	$(0.15)

Weighted average common shares outstanding	47,494,930	44,670,946	46,844,404	44,570,404

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2006 THROUGH JUNE 30, 2006

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance at January 1, 2006	-	-	45,765,171	$45,765	$48,256,784	$(42,987,553)	$5,314,996

Shares issued for employee stock options exercised at approximately $1.62 per share	-	-	964,498	965	1,561,780	-	1,562,745

Shares issued in exchange for non-employee options exercised at $1.00 per share	-	-	25,837	26	25,811	-	25,837

Shares issued in exchange for warrants exercised at $1.15 per share	-	-	47,750	48	55,090	-	55,138

Issuance of shares for purchase of subsidiary	-	-	600,000	600	2,699,400	-	2,700,000

Shares issued in exchange for services rendered at approximately $3.87 per share	-	-	52,420	52	202,974	-	203,026

Shares issued in exchange for convertible debentures	-	-	1,934,942	1,935	5,819,751	-	5,821,686

Value of additional warrants issued in conjunction with exchange of convertible debentures	-	-	-	-	1,290,328	-	1,290,328

Stock-based compensation expense related to employee stock options	-	-	-	-	584,818	-	584,818

Stock options and warrants granted to consultants in exchange for services rendered	-	-	-	-	277,344	-	277,344

Net Loss	-	-	-	-	-	(11,829,144)	(11,829,144)

Balance at June 30, 2006	-	$-	49,390,618	$49,391	$60,774,080	$(54,816,697)	$6,006,774

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss from operating activities	$(11,829,144)	$(6,864,525)
Adjustments to reconcile net loss from operations to cash used in operating activities	-	-
Minority interest	(19,569)	-
Amortization and write-off of financing costs in connection with conversion of convertible debentures	535,473	-
Warrants issued with conversion of convertible debentures	1,290,328	-
Amortization and write-off of debt discount - beneficial conversion feature of convertible debentures	649,595	24,622
Amortization and write-off of debt discount - value of warrants attached to convertible debentures	1,285,443	11,424
Stock options and warrants issued in exchange for services rendered	862,162	526,537
Common stock issued in exchange for services rendered	203,027	92,799
Impairment write-down in investment in Amperion	38,000	-
Depreciation, including depreciation of equipment under operating leases	438,285	179,499
Increase / decrease in:
Accounts receivable	(229,482)	(8,420)
Inventory	373,115	33,727
Prepaid expenses and deposits	85,915	(46,068)
Customer deposits	(77,127)	-
Accounts payable and accrued expenses	(108,972)	416,203
Deferred revenue	103,527	-
Deferred lease liability	245	10,671
Net Cash (Used in) Operating Activities	(6,399,179)	(5,623,531)

Cash Flows from Investing Activities:
Costs of equipment under operating leases	(916,572)	(379,566)
Proceeds from sale of equipment under operating lease	350,571	-
Released funds from Restricted Certificate of Deposit	1,000,000
Investment in MST	(1,017,822)	-
Net cash acquired from MST	59,384	-
Investment in affiliate	(44)	(50,000)
Purchase of property and equipment, net	(454,723)	(281,284)
Net Cash (Used in) Investing Activities	(979,206)	(710,850)

Cash Flows from Financing Activities:
Repayment of convertible debentures	(1,250,000)	-
Repayment of senior notes	(100,000)
Proceeds from exercise of stock options and warrants	1,643,720	357,558
Repayment of subsidiary loans	(410,479)	-
Net Cash Provided by Financing Activities	(116,759)	357,558

Net (Decrease) in Cash and Cash Equivalents	(7,495,144)	(5,976,823)

Cash and cash equivalents at the beginning of the period	8,422,079	11,838,702

Cash and cash equivalents at the end of the period	$ 926,935	$ 5,861,879

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six months Ended June 30,
	2006	2005
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$888,788	$27,000
Income taxes paid	-	-
Non-cash transactions:
Note payable under subsidiary acquisition	900,000
Common stock issued in exchange for convertible debentures	5,821,686	-
Issuance of shares for purchase of subsidiary	2,700,000	-
Employee stock-based compensation	584,818
Issuance of stock options and warrants in exchange for services rendered	277,344	526,537
Common stock issued for services rendered	203,027	92,799
Acquisition of MST (Note B):
Assets acquired	$4,120,600	$-
Goodwill (including purchase price contingency)	6,477,767	-
Minority Interest	(19,569)	-
Liabilities assumed	(1,460,976)	-
Common stock issued	(2,700,000)	-
Notes payable issued	(900,000)	-
Purchase price contingency	(4,500,000)	-
Direct acquisition costs	(117,822)	-
Cash paid for acquisition	$ (900,000)	$ -

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2005.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $60,000 and $30,000 at June 30, 2006 and December 31, 2005, respectively.

Restricted Cash

Restricted cash at June 30, 2006 and December 31, 2005 consists of a $9,000,000 and $10,000,000, respectively, certificate of deposit pledged as collateral for an irrevocable letter of credit agreement.  This letter of credit agreement is automatically renewable annually as required in the Convertible Senior Notes (Note G) loan covenant.  The certificate of deposit provides for approximately 4% interest payable at maturity.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from continuing operating of $11,829,144 and $6,864,525 for the six months ended June 30, 2006 and 2005, respectively. Net loss from continuing operations included $3,760,839 and $36,046 of non-cash expense in connection with the convertible debentures and $862,162 and $526,537 of non-cash compensation to employees and non-employees in connection with stock options granted and vested for the six months ended June 30, 2006 and 2005, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $293,450 as of June 30, 2006.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $584,818, net of tax effect.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the three and six months ended June 30, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure."

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

	For the three months ended	For the six months ended
	June 30, 2005	June 30, 2005
Net loss	$(3,779,983)	$(6,864,525)
Deduct: stock-based compensation expense, net of tax (*)	(610,024)	(1,220,050)

Pro forma net loss	$(4,390,007)	$(8,084,575)

Net loss per common share — basic (and assuming dilution):
As reported	$(0.08)	$(0.15)
Deduct: stock-based compensation expense, net of tax	(0.02)	(0.03)

Pro forma	$(0.10)	$(0.18)

(*) Stock-based compensation expense for the period ending June 30, 2005 based upon the allocation of the year ending December 31, 2005 expense of $2,440,097.

Disclosure for the period ended June 30, 2006 is not presented because the amounts are recognized in the consolidated financial statements. The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the period ended June 30, 2006 and June 30, 2005:

	Employee Stock Options
		June 30,
	June 30,	2005
	2006	(Pro forma)
Expected term (in years)	5	5
Expected stock price volatility	67%	76%
Risk-free interest rate	5.0%	4.0%
Expected dividend yield	0.0%	0.0%

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

For equipment under lease, revenue is recognized over the lease term for operating lease and rental contracts. All of the Company’s leases are accounted for as operating leases. At the inception of the lease, no lease revenue is recognized and the leased equipment and installation costs are capitalized and appear on the balance sheet as “Equipment Under Operating Leases.” The capitalized cost of this equipment is depreciated from two to three years, on a straight-line basis down to the Company’s original estimate of the projected value of the equipment at the end of the scheduled lease term. Monthly lease payments are recognized as rental income. The Company has sold a substantial portion of its lease portfolio during the period ending June 30, 2006 and year ended December 2005. The related equipment was charged to cost of sales commensurate with the associated revenue recognition.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of June 30, 2006 and December 31, 2005. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the six months ended June 30, 2006 and the year ended December 31, 2005, the Company experienced approximately three percent of units returned under its product warranty policy. As of June 30, 2006 and December 31, 2005, the Company recorded warranty liabilities in the amount of $37,700 and $24,000, respectively, using this experience factor.

NOTE B - ACQUISITION OF SUBSIDIARY

Acquisition of Microwave Technologies, Inc.:

On January 31, 2006, the Company acquired a 90% interest in Microwave Satellite Technologies, Inc. (“MST”) from Frank Matarazzo, the sole stockholder of MST, in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000. The purchase price of $9,000,000 was increased by $117,822 for direct costs related to the acquisition. These direct costs included legal, accounting and other professional fees. The cash portion of the purchase price is payable in two installments, $900,000 at closing and $900,000 payable in January 2007. The stock portion is payable from shares held in escrow, 400,000 shares at closing and the remaining 1,200,000 “purchase price contingency” shares issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. In the second quarter ended June 30, 2006, the Company issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to Goodwill.

NOTE B - ACQUISITION OF SUBSIDIARY (continued)

The purchase price contingency shares are price protected for the benefit of the former owner of MST. In the event the Company’s common stock price is below $4.50 per share upon issuance of the shares from escrow, a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million. The price protection provision provides a cash benefit to the former owner of MST if the as-defined market price of the Company’s common stock is less than $4.50 per share at the time of issuance from the escrow. The issuance of additional shares or distribution of other consideration upon resolution of the contingency based on the Company’s common stock prices will not affect the cost of the acquisition. When the contingency is resolved or settled, and additional consideration is distributable, the Company will record the current fair value of the additional consideration and the amount previously recorded for the common stock issued will be simultaneously reduced to the lower current value of the Company’s common stock.

MST is a communications technology company that offers complete sales, installation, and service of Very Small Aperture Terminal (VSAT) and business television networks, and is a full-service national Internet Service Provider (ISP).  Management believes that the MST acquisition will enable Telkonet to provide a complete “triple-play” solution to subscribers of HDTV, VoIP telephony and NuVision Broadband Internet access, in commercial multi-dwelling units and hotels.

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

	As Reported	Including Purchase Price Contingency (*)
Common stock	$2,700,000	$7,200,000
Cash (including note payable)	1,800,000	1,800,000
Direct acquisition costs	117,822	117,822
Purchase price	4,617,822	9,117,822
Minority interest	19,569	19,569
Total	$4,637,391	$9,137,391

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management’s best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

	As Reported	Including Purchase Price Contingency (*)
Cash and other current assets	$346,548	$346,548
Equipment and other assets	1,310,125	1,310,125
Subscriber lists	2,463,927	2,463,927
Goodwill and other intangible assets	1,977,767	6,477,767
Subtotal	6,098,367	10,598,367
Current liabilities	1,460,976	1,460,976
Total	$4,637,391	$9,137,391

NOTE B - ACQUISITION OF SUBSIDIARY (continued)

(*) At the date of the acquisition, the effect of the “purchase price contingency” shares valued at approximately $5.4 million had not been recorded in accordance with FAS 141. In the second quarter ended June 30, 2006, the Company issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to Goodwill. The remaining shares, when issued, will reflect an adjustment to Goodwill and Other Intangibles.

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

	Six months Ended
	June 30,
	Proforma	Proforma
	2006	2005

Product revenue	$2,327,983	$841,090
Rental revenue	903,491	843,480
Total revenues	3,231,474	1,684,570

Net (loss)	$(11,970,870)	$(7,553,306)
Basic (loss) per share	$(0.26)	$(0.17)
Diluted (loss) per share	$(0.26)	$(0.17)

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of Gateways, eXtenders, Couplers and iBridges, which are the significant components of the Telkonet solution. Components of inventories as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
Raw Materials	$430,491	$598,335
Finished Goods	672,200	877,471
	$1,102,691	$1,475,806

NOTE D - LONG-TERM INVESTMENTS

Amperion, Inc.

On November 30, 2004, the Company entered into a Stock Purchase Agreement (“Agreement”) with Amperion, Inc. ("Amperion"), a privately held company. Amperion is engaged in the business of developing networking hardware and software that enables the delivery of high-speed broadband data over medium-voltage power lines. Pursuant to the Agreement, the Company invested $500,000 in Amperion in exchange for 11,013,215 shares of Series A Preferred Stock for an equity interest of approximately 3.5%. The Company has the right to appoint one person to Amperion’s seven-person board of directors. In June 2006, Amperion consummated an additional equity financing reducing the Company’s equity interest to 1% and the Company’s appointed director resigned. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee.

It is the policy of the Company to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The Company identifies and records impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. The Company determined that its investment in Amperion was impaired based upon forecasted discounted cash flow and the equity valuation. Accordingly, the Company wrote-off $38,000 and $400,000 of the carrying value of its investment through a charge to operations during period ended June 30, 2006 and the year ended December 31, 2005, respectively. The remaining value of the Company’s investment in Amperion is $62,000and $100,000 at June 30, 2006 and December 31, 2005, respectively, and this amount represents the current fair value.

BPL Global, Ltd.

On February 4, 2005, the Company’s Board of Directors approved an investment in BPL Global, Ltd. (“BPL Global”), a privately held company. The Company funded an aggregate of $131,000 as of December 31, 2005 and additional $44 during the six months ended June 30, 2006. This investment represents an equity interest of approximately 6.21% at December 31, 2005 and June 30, 2006. BPL Global is engaged in the business of developing broadband services via power lines through joint ventures in the United States, Asia, Eastern Europe and the Middle East. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee. The Company reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of the Company's investment in BPL Global, Ltd. amounted $131,044 and $131,000 as of June 30, 2006 and December 31, 2005, respectively.

NOTE E - INTANGIBLE ASSETS AND GOODWILL

As a result of the MST acquisition, the Company had intangibles totaling $2,463,927 at January 31, 2006 (Note B). In accordance with SFAS 142, Goodwill and Other Intangible Assets (SFAF No. 142), an impairment test will be performed on December 31, 2006.

The acquisition of MST resulted in the valuation by an independent appraiser of MST’s subscriber lists as intangible assets. The MST subscriber list was determined to have an eight-year life. This intangible was amortized using that life, and amortization from the date of the acquisition through June 30, 2006, was taken as a charge against income in the consolidated statement of operations. Goodwill of $1,977,767, excluding the remaining purchase price contingency, represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

NOTE E - INTANGIBLE ASSETS AND GOODWILL (Continued)

Total identifiable intangible assets acquired and their carrying value at June 30, 2006 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable tangible Assets:
Subscriber lists	$2,463,927	$(145,426)	2,318,501	$-	8.0
Total Amortized Identifiable Intangible Assets	2,463,927	(145,426)	2,318,501	-
Unamortized Identifiable Intangible Assets:	None
Total	$2,463,927	$(145,426)	$2,318,501	$-

Total amortization expense charged to operations for the six months ended June 30, 2006 was $145,426. Estimated amortization expense as of June 30, 2006 is as follows:

Fiscal
July 1 - December 31, 2006	$ 144,734
2007	307,991
2008	307,991
2009	307,991
2010	307,991
2011 and after	941,803
Total	$2,318,501

The Company does not amortize goodwill. As a result of the acquisition of MST, the Company recorded goodwill in the amount of $1,977,767 as of June 30, 2006. There were no changes in the carrying amount of goodwill for the six months ended June 30, 2006.

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

NOTE F - SENIOR NOTES PAYABLE (Continued)

In January 2004, certain noteholders requested conversion of their senior notes into Company restricted shares of common stock. The Company’s Board of Directors approved this request by amending the terms of the Senior Note for a limited time. The Company immediately notified all of the outstanding Senior Noteholders of this temporary conversion option, and indicated that it would accept the surrender of the Senior Notes as consideration for the purchase of the Company’s common shares at a price of $2.10 per share. The conversion price represented the current market price of the Company’s common stock. An aggregate of $2,539,000 of senior notes were converted into 1,209,038 shares of common stock of the Company in January 2004. On November 3, 2005, the Company paid $350,000 of these senior notes and obtained a subordination agreement from the remaining $100,000 noteholder. The remaining outstanding senior note matured and was repaid in June 2006. The Company issued 20,000 warrants to purchase common stock of the Company at $5.00 in consideration for the subordination agreement. These warrants expired on June 15, 2006.

NOTE G - SENIOR CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2006 and December 31, 2005 is as follows:

	2006	2005
Senior Convertible Notes payable (“Convertible Senior Notes”), accrue interest at 7.25% per annum and provide for equal monthly principal installments beginning March 1, 2006. Maturity date is in October 2008. Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $5.00 per share at any time. During the period ended June 30, 2006, the Company paid down $1,250,000 of principal in cash and a total of $5,821,686 was converted to common stock of the Company.	$12,928,314	$20,000,000

Debt Discount - beneficial conversion feature, net of accumulated amortization and write-off of $738,758 and $89,163 at June 30, 2006 and December 31, 2005, respectively.	(740,542)	(1,390,137)

Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization and write-off of $1,461,411 and $175,958 at June 30, 2006 and December 31, 2005, respectively.	(1,457,899)	(2,743,342)
Total	$10,729,873	$15,866,521
Less: current portion	(8,500,000)	(6,250,000)
	$2,229,873	$9,616,521

Aggregate maturities of long-term debt as of June 30, 2006 are as follows:

Amount
July 1, 2006 through June 30, 2007	$8,500,000
July 1, 2007 through June 30, 2008	4,428,314
$12,928,314

NOTE G - SENIOR CONVERTIBLE NOTES PAYABLE (continued)

During the year ended December 31, 2005, the Company issued convertible senior notes (the "Convertible Senior Notes") having an aggregate principal value of $20 million to sophisticated investors in exchange for $20,000,000, exclusive of $1,219,410 in placement costs and fees. The Convertible Senior Notes accrue interest at 7.25% per annum and call for monthly principal installments beginning March 1, 2006. The maturity date is 3 years from the date of issuance of the notes. At any time or times, the Noteholders shall be entitled to convert any portion of the outstanding and unpaid note amount into fully paid and nonassessable shares of the Company’s common Shares at $5 per share. At any time at the option of the Company, the principal payments may be paid either in cash or in common stock at the lower of $5 or 92.5% of the average recent market price. At any time after six months should the stock trade at or above $8.75 for 20 of 30 consecutive trading days, the Company can cause a mandatory redemption and conversion to shares at $5 per share. At any time, the Company can pre-pay the notes with cash or common stock. Should the Company pre-pay the Notes other than by mandatory conversion, the Company must issue additional warrants to the Noteholders covering 65% of the amount pre-paid at a strike price of $5 per share. In addition to standard financial covenants, the Company has agreed to maintain a letter of credit in favor of the Noteholders equal to $10 million (Note A). Once the principal amount of the note declines below $15 million, the balance is reduced by $.50 for every $1 amortized. The Company also has covenanted to maintain quarterly revenue of $2 million. The Company failed to comply with this covenant for the quarter ended June 30, 2006. As a result, the Company is obligated to pay an accelerated principal payment of $1 million on the next scheduled installment date. The Company has included the $1 million required accelerated principal payment in its current liability. The failure to meet this covenant does not constitute an event of default under the Senior Convertible Note.  The Company has contacted the Noteholders and requested a waiver of this covenant for the fiscal quarter ended June 30, 2006.

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

In connection with the placement of the Notes in October 2005, the Company has also agreed to issue to the Noteholders one million warrants to purchase company common stock exercisable for five years at $5 per share. The Company recognized the value attributable to the warrants in the amount of $2,919,300 to a derivative liability due to the possibility of the Company having to make a cash settlement, including penalties, in the event the Company failed to register the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the transaction. The Company accounted for this warrant derivative in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The warrants were included as a liability and valued at fair market value until the Company met the criteria under EITF 00-19 for permanent equity. A registration statement covering the convertible notes issued, along with the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on November 23, 2005 and was declared effective on December 13, 2005. The warrant derivative liability was valued at the issuance date of the Notes in the amount of $2,919,300 and then revalued at $2,910,700 on December 13, 2005 upon effectiveness of the Form S-3. The Company charged $8,600 to Other Income and the derivative warrant liability was reclassified to additional paid in capital at December 13, 2005. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 76%. The $2,919,300 of debt discount attributed to the value of the warrants issued is amortized over the Notes maturity period (three years) as interest expense.

During the period ended June 30, 2006, the Company paid down principal of $1,250,000 in cash and issued an aggregate of 1,934,942 shares of common stock in connection with the conversion of $5,821,686 aggregate principal amount of the Senior Convertible Notes. Pursuant to the note agreement, the Company issued an additional 594,320 warrants to the Noteholders covering 65% of the $4,571,686 accelerated principal at a strike price of $5 per share. The Company valued the warrants at $1,290,328 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 65%. The Company has accounted for the additional warrants issued as interest expense during the period ended June 30, 2006.

During the period ended June 30, 2006, the Company amortized the debt discount to the beneficial conversion feature and value of the attached warrants, and recorded non-cash interest expense in the amount of $311,589 and $618,421, respectively. The Company also wrote-off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $427,169 and $842,990, respectively, in connection with paydown and conversion of the note.

NOTE H - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00 - $1.99	5,284,830	6.46	$ 1.00	5,268,719	$ 1.00
$ 2.00 - $2.99	1,295,550	7.66	$ 2.45	804,050	$ 2.41
$ 3.00 - $3.99	2,181,500	8.88	$ 3.24	664,750	$ 3.39
$ 4.00 - $4.99	163,750	9.12	$ 4.44	30,250	$ 4.44
$ 5.00 - $5.99	182,500	8.92	$ 5.29	43,250	$ 5.23
	9,108,130	7.31	$ 1.89	6,811,019	$ 1.44

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	8,293,000	$1.19
Granted	2,108,000	3.06
Exercised	(540,399)	1.08
Cancelled or expired	(245,834)	1.74
Outstanding at December 31, 2004	9,614,767	$1.61
Granted	1,325,000	3.97
Exercised	(415,989)	1.18
Cancelled or expired	(372,700)	3.74
Outstanding at December 31, 2005	10,151,078	$1.85
Granted	570,000	3.05
Exercised (Note J)	(964,498)	1.62
Cancelled or expired	(648,450)	2.57
Outstanding at June 30, 2006	9,108,130	$1.89

The weighted-average fair value of stock options granted to employees during the period ended June 30, 2006 and 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

NOTE H - STOCK OPTIONS AND WARRANTS (Continued)

	2006	2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5.0%	3.50 to 4.0%
Expected stock price volatility	67%	76%
Expected dividend payout	-	-
Expected option life-years	5.0	5.0

Total stock-based compensation expense recognized in the consolidated statement of earnings for the six months ended June 30, 2006 was $584,818, net of tax effect.

The financial statements for the three and six-month period ended June 30, 2005 have not been restated. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company’s pro forma net loss and loss per share would have been $(4,390,007) and $(0.10), respectively, for the three months ended June 30, 2005, and $(8,084,575) and $(0.18), respectively, for the six months ended June 30, 2006.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	1,815,937	5.84	$ 1.00	1,815,937	$ 1.00

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	3,267,500	$1.00
Granted	60,000	3.45
Exercised	(328,331)	1.00
Canceled or expired	(1,000,000)	1.00
Outstanding at December 31, 2004	1,999,169	$1.07
Granted	15,000	3.45
Exercised	(172,395)	2.07
Canceled or expired	-	-
Outstanding at December 31, 2005	1,841,774	$1.00
Granted	-	-
Exercised (Note J)	(25,837)	1.00
Canceled or expired	-	-
Outstanding at June 30, 2006	1,815,937	$1.00

NOTE H - STOCK OPTIONS AND WARRANTS (Continued)

The estimated value of the non-employee stock options vested during the period ended June 30, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: estimated option life of 1 to 3 years, a risk free interest rate of 4.77%, a dividend yield of 0% and volatility of 67%. The amount of the expense charged to operations in connection with granting the options was $273,499 and $517,381 during the period ended June 30, 2006 and 2005, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00	1,594,320	4.53	$ 5.00	1,594,320	$ 5.00
	1,594,320	4.53	$ 5.00	1,594,320	$ 5.00

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	5,159,490	$1.01
Granted	-	-
Exercised	(4,468,590)	0.99
Canceled or expired	(115,000)	1.00
Outstanding at December 31, 2004	575,900	$1.12
Granted	1,040,000	4.85
Exercised	(371,900)	1.00
Canceled or expired	(14,000)	1.00
Outstanding at December 31, 2005	1,230,000	$4.31
Granted	694,320	5.00
Exercised (Note J)	(47,750)	1.15
Canceled or expired	(282,250)	2.64
Outstanding at June 30, 2006	1,594,320	$5.00

The estimated value of compensatory warrants vested during the period ended June 30, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: warrant remaining life of 0.14 years, a risk free interest rate of 4.77%, a dividend yield of 0% and volatility of 67%. In-the-money warrants granted were charged to operations at grant date. Total expense of $3,845 and $9,156 was charged to operations for the period ended June 30, 2006 and 2005, respectively

NOTE I - MINORITY INTEREST IN SUBSIDIARY

Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders' share of the income or loss of the consolidated subsidiary MST. The minority interest in the consolidated balance sheet reflects the original investment by these minority shareholders in the consolidated subsidiaries, along with their proportional share of the earnings or losses of the subsidiaries.

On January 31, 2006, the Company acquired a 90% interest in Microwave Satellite Technologies, Inc. (“MST”) from Frank Matarazzo, the sole stockholder of MST in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000 (See Note B). This transaction resulted in a minority interest of $19,569, which reflects the original investment by the minority shareholder of MST. For the period ended June 30, 2006, the minority shareholder's share of the loss of MST was limited to $19,569. The minority interest in MST is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, any losses will be charged against the Company's operations, as majority owner. However, if future earnings do materialize, the majority owner should be credited to the extent of such losses previously absorbed in the amount of $98,584.

NOTE J - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, par value $.001 per share. As of June 30, 2006 and December 31, 2005, the Company had no preferred stock issued and outstanding. The Company has authorized 100,000,000 shares of common stock, par value $.001 per share. As of June 30, 2006 and December 31, 2005, the Company had 49,390,618 and 45,765,171 shares of common stock issued and outstanding, respectively.

During the period ended June 30, 2006, the Company issued an aggregate of 964,498 shares of common stock for an aggregate purchase price of $1,562,745 to certain employees upon exercise of employee stock options at approximately $1.62 per share. Additionally, the Company issued an aggregate of 25,837 shares of common stock for an aggregate purchase price of $25,837 to consultants upon exercise of non-employee stock options at $1.00 per share (Note H).

During the period ended June 30, 2006, the Company issued an aggregate of 52,420 shares of common stock, valued at $203,027, to consultants in exchange for services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered.

During the period ended June 30, 2006, the Company issued an aggregate of 1,934,942 shares of common stock to its senior convertible debenture holders in exchange for $5,821,686 of debt (Note G).

The Company issued an aggregate of 47,750 shares of common stock to debenture holders upon the exercise of warrants at approximately $1.15 per share. (Note H).

On January 31, 2006, the Company entered into a Stock Purchase Agreement (“Agreement”) with MST, a privately held company. Pursuant to the Agreement, the Company issued 600,000 shares of Common Stock valued at $4.50 per share (Note B).

NOTE K - EMPLOYEE BENEFIT PLAN

The Company maintains a Profit Sharing and Retirement Savings Plan for qualified employees of its subsidiary MST as of the acquisition on January 31, 2006. Telkonet’s expense for these benefits was $5,064 for the period ending June 30, 2006.

NOTE L - BUSINESS CONCENTRATION

The sale of $706,478 in rental contract agreements and the related capitalized equipment to Hospitality Leasing Corporation in the period ending June 30, 2006 constituted 23% of total revenue and represented the only major customer for six-month period ended June 30, 2006. Revenue from one major customer approximated $81,342 or 11% of sales for six-month period ended June 30, 2005. Total accounts receivable of $21,651, or 6% of total accounts receivable, was due from Hospitality Leasing Corporation as of June 30, 2006. Total accounts receivable of $44,542, or 53% of total accounts receivable, was due from the one major customer as of June 30, 2005.

Purchases from three (3) major suppliers approximated $156,836 or 31% of purchases and $329,969 or 36% of purchases for the period ended June 30, 2006 and 2005, respectively. Total accounts payable of approximately $22,464 or 3% of total accounts payable was due to these three suppliers as of June 30, 2006 and approximately $27,802 or 5% of total accounts payable was due to these three suppliers as of June 30, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of the Company

The Company was formed in 1999 to develop products for use in the powerline communications (PLC) industry. PLC products use existing electrical wiring in commercial buildings and residences to carry high speed data communications signals, including the Internet. Since the Company’s formation, it has focused on development and marketing of its PLC technology. Following the acquisition of Microwave Satellite Technologies (“MST”) in January 2006, the Company began offering complete sales, installation, and service of VSAT and business television networks, and became a full-service national Internet Service Provider (ISP). The acquisition of the MST business enabled the Company to begin offering a complete “triple-play” solution to subscribers of HDTV, VoIP telephony and NuVision Broadband Internet access, in commercial multi-dwelling units and hotels.

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

The Company’s guarantees issued subject to the recognition and disclosure requirements of FIN 45 as of June 30, 2006 and December 31, 2005 were not material. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the six months ended June 30, 2006 and the year ended December 31, 2005, the Company experienced approximately three percent of units returned under its product warranty policy. Using this experience factor a reserve of $37,700 was determined adequate as of June 30, 2006.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $584,818, net of tax effect.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Revenues

The Company’s revenue consists of direct product sales and a recurring (lease) model, including five months activity of MST from date of acquisition through June 30, 2006, in the commercial, government and international markets. The table below outlines product versus recurring (lease) revenues for comparable periods:

	Three months Ended
	June 30, 2006		June 30, 2005		Variance

Product	$722,014	63%	$310,250	66%	$411,764	133%
Recurring (lease)	430,456	37%	162,697	34%	267,759	165%
Total	$1,152,470	100%	$472,947	100%	$679,523	144%

	Six months Ended
	June 30, 2006		June 30, 2005		Variance

Product	$2,271,989	73%	$439,523	61%	$1,832,466	417%
Recurring (lease)	824,393	27%	279,612	39%	544,781	195%
Total	$3,096,382	100%	$719,135	100%	$2,377,247	331%

Product revenue

Product revenue principally arises from the sale of iBridges and other Telkonet iWire SystemTM components directly to customers. Revenues to date have been principally derived from the Commercial (Hospitality and Multi-Dwelling) and International business units. The Company anticipates continued growth in Commercial and International product revenue in the Value Added Reseller (VAR) purchase programs. The Company expanded its international sales and marketing efforts upon receiving its European certification (CE). The Company has received the FIPS 140-2 certification and continues to pursue opportunities within the government sector.

In the six months ended June 30, 2006, the Company consummated a non-recourse sale of certain rental contract agreements and the related capitalized equipment which were accounted for as operating leases with Hospitality Leasing Corporation. The remaining rental income payments of the contracts were valued at approximately $1,209,000 including the customer support component of approximately $370,000 which the Company will retain and continue to receive monthly customer support payments over the remaining average unexpired lease term of 36 months. In the three and six month period ending June 30, 2006, the Company recognized revenue of approximately $23,000 and $683,000, respectively, for the sale, calculated based on the present value of total unpaid rental payments, and expensed the associated capitalized equipment cost, net of depreciation, of approximately $7,000 and $340,000, respectively, and expensed associated taxes of approximately $1,000 and $64,000, respectively.

Recurring revenue

The increase in recurring (lease) revenue was attributable to the subscription revenue in the amount of approximately $301,000 and $468,000 for the three and six months ended June 30, 2006 generated by MST. The Company anticipates an increase in subscribers in metropolitan New York in the second half of 2006 based upon the roll out of the “triple play” solution. The hospitality rental (lease) revenue decrease by $33,000 in the three months ended June 30, 2006 compared to the prior year quarter primarily due to the sale of rental contracts to Hospitality Leasing Corporation (HLC) through June 30, 2006. The hospitality rental (lease) revenue increase by $77,000 for the six-months ended June 30, 2006 compared to the prior year period due to the increase in rental contract revenue.

Revenue associated with support contracts and leases not sold to HLC are recognized ratably over a three to five year lease term. Revenue to be recognized under these support contracts and non-cancelable leases (backlog) was approximately $1,096,000. The weighted average remaining lease term was approximately 28 months as of June 30, 2006.

Cost of Sales

	Three months Ended
	June 30, 2006		June 30, 2005		Variance

Product	$322,879	28%	$253,773	54%	$69,106	27%
Recurring (lease)	689,963	60%	98,383	20%	591,580	601%
Total	$1,012,842	88%	$352,156	74%	$660,686	188%

	Six months Ended
	June 30, 2006		June 30, 2005		Variance

Product	$1,306,530	42%	$344,755	48%	$961,775	279%
Recurring (lease)	1,001,882	33%	164,791	23%	837,091	508%
Total	$2,308,412	75%	$509,546	71%	$1,798,866	353%

Product Costs

Product cost primarily includes Telkonet iWire SystemTM product suite equipment cost and installation labor. The related product cost in connection with the non-recourse sale of approximately $1,209,000 of rental contract agreements amounted to approximately $347,000 of previously capitalized equipment cost and other related cost.

Recurring (lease) Costs

Recurring Costs primarily represent customer support, programming and amortization of the capitalized costs to support the subscriber revenue. The customer support and programming costs for the three and six months ended June 30, 2006 include build-out of the customer support services necessary for the anticipated increase in subscribers in metropolitan New York in the second half of 2006. The capitalized costs are amortized over the lease term and include equipment and installation labor. Additionally, the hospitality related customer support costs increased for the three and six months ended June 30, 2006 compared to the related prior year periods due to an increase in the number of iBridges supported.

Gross Profit

	Three months Ended
	June 30, 2006		June 30, 2005		Variance

Product	$399,135	35%	$56,477	12%	$342,658	607%
Recurring (lease)	(259,507)	-23%	64,314	14%	(323,821)	-504%
Total	$139,628	12%	$120,791	26%	$18,837	16%

	Six months Ended
	June 30, 2006		June 30, 2005		Variance

Product	$965,459	31%	$94,768	13%	$870,691	919%
Recurring (lease)	(177,489)	-6%	114,821	16%	(292,310)	-255%
Total	$787,970	25%	$209,589	29%	$578,381	276%

Product Gross Profit

Gross profit associated with product revenues for the three and six months ended June 30, 2006 improved over the prior year primarily as a result of Company’s focus on standardization of processes, training and direct product sales through the Value Added Reseller (VAR) network. Additionally, the non-recourse sale of certain rental contract agreements to HLC for the three and six months ended June 30, 2006 contributed to the increase.

Recurring (lease) Gross Profit

Gross profit associated with rental (lease) revenue decreased as a result of the build-out of the customer support services infrastructure

Operating Expenses

	Three months Ended
	June 30, 2006	June 30, 2005	Variance

Total	$4,677,411	$3,899,630	$777,781	20%

	Six months Ended
	June 30, 2006	June 30, 2005	Variance

Total	$8,974,875	$7,079,743	$1,895,132	27%

Overall expenses increased for the three months ended June 30, 2006 over the comparable period in 2005 by $777,781 or 20%, and increased for the six months ended June 30, 2006 over the comparable period in 2005 by 1,895,132 or 27%. This increase was principally due to salary and related operating costs related to the build-out of the “Triple Play” subscriber infrastructure including managerial and back-office support personnel, an increase in professional fees and an increase in amortization of intangible assets relating to the acquisition of MST. The number of employees increased from 72 at June 30, 2005 to 97 at June 30, 2006, including 19 added through the MST acquisition. Additionally, the amortization and write-off of the Senior Convertible Debenture financing costs of $435,000 and $535,000 increased operating expenses for the three and six-months ended June 30, 2006, respectively, and employee stock options expense increased operating expenses, upon adoption of SFAS 123R on January 1, 2006, in the amount of $208,000 and $585,000, for the three and six months ended June 30, 2006, respectively.

Product Research and Development

	Three months Ended
	June 30, 2006	June 30, 2005	Variance

Total	$532,130	$472,802	$59,328	13%

	Six months Ended
	June 30, 2006	June 30, 2005	Variance

Total	$964,699	$920,727	$43,972	5%

Research and development costs related to both present and future products are expensed in the period incurred. Total expenses for the three and six months ended June 30, 2006 increased over the comparable period in 2005 by $59,328 or 13% and 43,972 or 5%, respectively. This increase was primarily related to the development of next generation products and the completion of product certifications.

Selling, General and Administrative

	Three months Ended
	June 30, 2006	June 30, 2005	Variance

Total	$3,747,252	$3,146,754	$600,498	19%

	Three months Ended
	June 30, 2006	June 30, 2005	Variance

Total	$6,839,295	$5,546,713	$1,292,582	23%

Selling, general and administrative expenses increased for the three and six months ended June 30, 2006 over the comparable period in 2005 by $600,498 or 19%, and $1,292,582 or 23%, respectively. This increase was principally due to salary and related operating costs related to the build-out of the “Triple Play” subscriber infrastructure including managerial and back-office support personnel and an increase in professional fees. Additionally, the amortization and write-off of the Senior Convertible Debenture financing costs of $435,000 and $535,000 increased operating expenses for the three and six months ended June 30, 2006, respectively.

Liquidity and Capital Resources

Our working capital decreased by $12,354,257 during the six months ended June 30, 2006, from a working capital surplus of $12,060,807 at December 31, 2005, to a working capital deficit of $(293,450) at June 30, 2006. The decrease in working capital for the six-months ended June 30, 2006, is due to a combination of factors, or which the significant factors are set out below:

•
Cash and Restricted Certificate of Deposit had a net decrease from working capital by $7,495,144 and $1,000,000 for the period ended June 30, 2006, respectively. The most significant uses of cash are as follows:

o	Approximately $6,399,000 of cash consumed directly in operating activities
o	Principal repayments, in cash, of Senior Convertible Debentures and Senior notes amounted to $1,250,000 and $100,000, respectively
o
The cash payments in the acquisition of MST amounted to approximately $958,000, net of acquired cash, and as part of the acquisition the MST debt payoff amounted to approximately $410,000—see discussion of MST acquisition below;

o	An offsetting amount of approximately $1,644,000 related to the impact of proceeds from stock options and warrant exercises
o	Approximately $1,021,000 was expended on net purchases of capitalized cost and fixed assets;

•
Approximately $2,250,000 was due to an increase in the current portion of the convertible debentures (which are payable in cash or common stock, at our option, assuming all contractual requirements for payment in common stock are met—see discussion of convertible debenture repayment below). The current portion of the convertible debenture amounted to $8,500,000 and $6,250,000 as of June 30, 2006 and December 31, 2005, respectively.

•
The acquisition of MST included a second installment of $900,000 payable in January 2007 and at acquisition $400,000 of potential income tax exposure was accrued in accounts payable and accrued liabilities.

Of the total current assets as of June 30, 2006 of $11,959,866 and as of December 31, 2005 of $20,377,956, cash represented $926,935 and $8,422,079, respectively, and Restricted Certificate of Deposit represented $9,000,000 and $10,000,000 of the current assets as of June 30, 2006 and December 31, 2005, respectively.

In 2003, the Company issued Senior Notes to Company officers, shareholders, and sophisticated investors in exchange for $5,000,000, exclusive of placement costs and fees. The remaining outstanding senior note of $100,000 matured and was repaid in June 2006.

In October 2005, the Company completed an offering of convertible senior notes (the “Notes”) in the aggregate principal amount of $20 million. The capital raised in the Note offering is being used for general working capital purposes. The Notes bear interest at a rate of 7.25%, payable in cash, and call for monthly principal installments beginning March 1, 2006. The maturity date is 3 years from the date of issuance of the Notes. The Noteholders are entitled, at any time, to convert any portion of the outstanding and unpaid Conversion Amount into shares of Company common stock. At the option of the Company, the principal payments may be paid either in cash or in common stock. Upon conversion into common stock, the value of the stock will be determined by the lower of $5 or 92.5% of the average recent market price. The Company has also agreed to issue one million warrants to the Noteholders exercisable for five years at $5 per share. At any time after six months, should the stock trade at or above $8.75 for 20 of 30 consecutive trading days, the Company can cause a mandatory redemption and conversion to shares at $5 per share. At any time, the Company can pre-pay the notes with cash or common stock. If the Company elects to use common stock to pre-pay the Notes, the price of the common stock shall be deemed to be the lower of $5 or 92.5% of the average recent market price. Should the Company pre-pay the Notes other than by mandatory conversion, the Company must issue additional warrants to the Noteholders covering 65% of the amount pre-paid at a strike price of $5 per share. In addition to standard financial covenants, the Company has agreed to maintain a letter of credit in favor of the Noteholders equal to $10 million. Once the Note declines below $15 million, the balance on the letter of credit is reduced by $.50 for every $1 amortized. The Company also has covenanted to maintain quarterly revenue of $2 million. The Company failed to comply with this covenant for the quarter ended June 30, 2006. Due to the Company’s failure to meet this covenant, the Company must pay the noteholders an aggregate accelerated principal payment of $1,000,000 on or before September 1, 2006. The failure to meet this covenant does not constitute an event of default under the Senior Convertible Note.  The Company has contacted the Noteholders and requested a waiver of this covenant for the fiscal quarter ended June 30, 2006.

During the period ended June 30, 2006, the Company paid down principal of $1,250,000 in cash and issued, by electing the conversion feature, an aggregate of 1,934,942 shares of common stock in connection with the conversion of $5,821,686 aggregate principal amount of the Notes. Pursuant to the terms of the Note, the Company issued an additional 594,320 warrants to the Noteholders covering 65% of the $4,571,686 accelerated principal at a strike price of $5 per share. In accordance with debt service payments, interest payments in cash amounted to $882,372 for the period of October 27, 2005 through June 30, 2006. Upon the acceleration of the principal, the Company was entitled to reduce the principal amount of the letter of credit securing the Notes. The $1,000,000 that was released to the Company is being used for working capital purposes.

During the period ended June 30, 2006, the Company amortized the debt discount to the beneficial conversion feature and value of the attached warrants, and recorded non-cash interest expense in the amount of $311,589 and $618,421, respectively. The Company also wrote-off, as non-cash interest expense, the un-amortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $427,169 and $842,990, respectively, in connection with the paydown and conversion of the note.

On January 31, 2006, the Company, acquired a 90% interest in Microwave Satellite Technologies, Inc. (“MST”) from Frank Matarazzo, the sole stockholder of MST in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000. The cash portion of the purchase price was payable in two installments, $900,000 at closing and $900,000 payable in January 2007. The stock portion is payable from shares held in escrow, 400,000 shares at closing and the remaining 1,200,000 “purchase price contingency” shares issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. In the second quarter ended June 30, 2006, the Company issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to goodwill. In the event the Company’s common stock price is below $4.50 per share upon issuance of the shares from escrow, a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million. As of June 30, 2006, the Company’s common stock price was below $4.50. To the extent that the market price of Company’s common stock is below $4.50 per share upon issuance of the shares from escrow, the number of shares issuable on conversion must be ratably increased, which could result in further dilution of Company’s common stock.

During the six months ended June 30, 2006, the Company received $1,588,582 from the exercise of employee and non-employee stock options and $55,138 from the exercise of warrants.

Cash utilized in operating activities was $6,399,179 during the six months ended June 30, 2006 compared to $5,623,531 the previous comparable period. The primary use of cash during the six months ended June 30, 2006 was net operating expenses of the Company of $5,510,391 and interest expense payments of $888,788.

The Company utilized cash for investing activities of $979,206 and $710,850 during the six months ended June 30, 2006 and 2005, respectively. These expenditures were primarily the result of the acquisition of MST in January 2006 of $1,017,822. Additionally, cost of equipment under operating leases amounted to $566,001, net of proceeds from sale of certain equipment under operating lease of $350,571, and $379,566 for the six months ended June 30, 2006 and 2005, respectively. Furthermore, purchases of property and equipment amounted to $454,723 and $281,284 for the six months ended June 30, 2006 and 2005, respectively. Offsetting the expenditures were funds released from the Restricted Certificate of Deposit in the amount of $1,000,000 in June 2006.

The Company utilized cash in financing activities of $116,759 during the six months ended June 30, 2006 and was provided cash of $357,558 in financing activities during the six months ended June 30, 2005. The financing activities represent proceeds from the exercise of stock options and warrants of $1,643,720 and $357,558 during the six months ended June 30, 2006 and 2005, respectively, and offset by repayment of debt principal of $1,760,479 in 2006, including $410,479 in conjunction with the acquisition of MST.

The Company believes it has sufficient access to capital to meet its working capital requirements through the remainder of 2006 in available cash, in cash generated from operations and by accelerating principal payments under the Notes and accessing the cash used to secure the letter of credit required under the Notes. Additional financing may be required in order to meet growth opportunities in financing and/or investing activities. If additional capital is required and the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to the Company, this could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.

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

Off Balance Sheet Arrangements

In October 2005, the Company entered into an irrevocable letter of credit with a bank for $10 million as collateral for the $20 million Senior Convertible Notes. A $10 million Certificate of Deposit is pledged as collateral for the irrevocable letter of credit agreement. The letter of credit is automatically renewable annually as required in the loan covenant. As of June 30, 2006, the $9 million Restricted Certificate of Deposit is recorded in the accompanying consolidated balance sheet as a current asset.

Acquisition or Disposition of Property and Equipment

During the six months ended June 30, 2006, fixed assets increased by $454,723 or 43.7% which related to equipment purchased during the period. Additionally, the Company acquired $435,011 of fixed assets related to the acquisition of MST. The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations. However, the Company anticipates significant investment in the build-out of the subscriber base infrastructure in metropolitan New York in the second half of 2006.

MST, which was acquired by the Company in January 2006, presently leases 12,600 square feet of commercial office space in Hawthorne, New Jersey for its office and warehouse spaces. This lease will expire in April 2010.

Number of Employees

As of August 1, 2006, the Company had ninety-three (93) full time employees.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$13,828,314	$9,400,000	$4,428,314	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	$1,472,625	$510,997	$664,538	$297,090	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	-	-	-	-	-
Total	$15,300,939	$9,910,997	$5,092,852	$297,090	-

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Short Term Investments

We held no marketable securities as of June 30, 2006. Our excess cash is held in money market accounts with a bank and a brokerage firm, both of which are nationally ranked, top tier firms with an average return of approximately 300 basis points. The certificate of deposit, which is restricted and currently held as collateral for the Letter of Credit in connection with the $20 million senior convertible notes, accrues interest with an average return of approximately 400 basis points. Due to the conservative nature of our investment portfolio, an increase or decrease of 100 basis points in interest rates would not have a material effect on our results of operations or the fair value of our portfolio.

Investments in Privately Held Companies

We have invested in privately held companies, which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As a result, we could lose our entire initial investment in these companies. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of these companies and none is expected to develop. These investments are carried at cost, which as of August 1, 2006 was $131,044 and $62,000 in BPL Global and Amperion, respectively, and at June 30, 2006, are recorded in other assets in the Consolidated Balance Sheets. The Company determined that its investment in Amperion was impaired based upon forecasted discounted cash flows and the equity valuation. Accordingly, the Company wrote-off $38,000 and $400,000 of the carrying value of its investment through a charge to operations during period ended June 30, 2006 and the year ended December 31, 2005, respectively.

Item 4.  Controls and Procedures.

As of June 30, 2006, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the U.S. Securities and Exchange Commission. There were no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls subsequent to the date of the most recent evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company has a history of operating losses and an accumulated deficit and expects to continue to incur losses for the foreseeable future.

Since inception through June 30, 2006, the Company has incurred cumulative losses of $54,816,697 and has never generated enough funds through operations to support its business. The Company expects to continue to incur operating losses through 2006.  Additional capital may be required in order to provide working capital requirements for the next twelve months. If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to the Company, this could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.

Our convertible senior debt financing contains loan covenants relating to revenue targets and other restrictions which may reduce our operating cash.

In connection with the $20 million convertible senior debt financing, the Company agreed to certain financial covenants in the Note evidencing such indebtedness which requires the Company to achieve minimum revenue of $2 million for each fiscal quarter during the term of the Note. The Company failed to meet this financial covenant for the period ended June 30, 2006 and, therefore, must pay the noteholders an aggregate accelerated principal payment of $1,000,000 on or before September 1, 2006. Since these financial covenants are ongoing, the Company could be required to make additional accelerated principal payments if it fails to comply with these financial covenants in future quarters, which would reduce the Company’s operating cash and could have a negative impact on the Company’s financial condition.

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

10.6
Registration Rights Agreement by and among Telkonet, Inc., Kings Road Investments Ltd. and Portside Growth & Opportunity Fund, dated October 27, 2005 (incorporated by reference to our Form 8-K (No. 000-27305), filed on October 31, 2005)

10.7	Professional Services Agreement by and between Telkonet, Inc. and Seth D. Blumenfeld, dated July 1, 2005 (incorporated by reference to our Form 10-Q (No. 000-27305), filed November 9, 2005)

10.8	Employment Agreement by and between Telkonet, Inc. and Frank T. Matarazzo, dated as of February 1, 2006 (incorporated by reference to our Form 10-K (No. 000-27305), filed March 16, 2006)

10.9	MST Stock Purchase Agreement and Amendment (incorporated by reference to our Form 8-K/A (No. 000-27305), filed April 12, 2006)

14	Code of Ethics (incorporated by reference to our Form 10-KSB (No. 001-31972), filed March 30, 2004)

24	Power of Attorney (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)

31.1	Certification of Ronald W. Pickett pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard J. Leimbach pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard J. Leimbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: August 9, 2006	By:	/s/ Ronald W. Pickett
Ronald W. Pickett Chief Executive Officer