Form 10-Q
period 2006-09-30
TELKONET INC
filed 2006-11-09
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

For the period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 56,850,634 shares of Common Stock ($.001 par value) as of November 1, 2006.

TELKONET, INC.

FORM 10-Q for the Quarter Ended September 30, 2006

TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$5,623,287	$8,422,079
Restricted certificate of deposit	--	10,000,000
Accounts Receivable: net of allowance for doubtful accounts of $60,000 and $30,000 at September 30, 2006 and December 31, 2005, respectively	479,428	119,191
Inventory	1,303,765	1,475,806
Prepaid expenses and deposits	209,011	360,880
Total current assets	7,615,491	20,377,956

Property and Equipment:
Furniture and equipment, at cost	2,184,746	1,041,137
Less: accumulated depreciation	569,305	323,667
Total property and equipment, net	1,615,441	717,470

Equipment under Operating Leases:
Capitalized equipment, at cost	2,823,221	789,099
Less: accumulated depreciation	360,506	124,669
Total equipment under operating leases, net	2,462,715	664,430

Other Assets:
Long-term investments	193,044	231,000
Intangible assets, net of accumulated amortization of $217,793 and $0 at September 30, 2006 and December 31, 2005, respectively	2,246,134	-
Financing costs, net of accumulated amortization and write-off of $1,219,410 and $73,499 at September 30, 2006 and December 31, 2005, respectively	-	1,145,911
Goodwill	1,977,767	-
Deposits and other	202,384	154,216
Total other assets	4,619,329	1,531,127
Total Assets	$16,312,976	$23,290,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,579,413	$1,821,872
Senior notes payable	-	100,000
Senior convertible notes, net of discounts	-	6,250,000
Deferred revenue	165,153	59,020
Note payable under subsidiary acquisition	900,000	-
Customer deposits and other	13,595	86,257
Total current liabilities	3,658,161	8,317,149

Long Term Liabilities:
Senior convertible notes, net of discounts	-	9,616,521
Deferred Revenue	55,657	-
Deferred lease liability	42,561	42,317
Total long term liabilities	98,218	9,658,838

Commitments and Contingencies	-	-
Minority Interest	-	-

Stockholders’ Equity :
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at September 30, 2006 and December 31, 2005	-	-
Common stock, par value $.001 per share; 100,000,000 shares authorized; 56,625,434 and 45,765,171 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	56,625	45,765
Additional paid-in-capital	77,790,454	48,256,784
Accumulated deficit	(65,290,482)	(42,987,553)
Stockholders’ equity	12,556,597	5,314,996
Total Liabilities And Stockholders’ Equity	$16,312,976	$23,290,983

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three months Ended September 30,		For The Nine months Ended September 30,
	2006	2005	2006	2005
Revenues, net:
Product	$585,535	$416,430	$2,697,424	$855,953
Rental	557,562	205,493	1,542,056	485,105
Total Revenue	1,143,097	621,923	4,239,480	1,341,058

Cost of Sales:
Product	345,244	260,310	2,349,056	605,066
Rental	714,804	148,864	1,019,404	313,654
Total Cost of Sales	1,060,048	409,174	3,368,460	918,720

Gross Profit	83,049	212,749	871,020	422,338

Costs and Expenses:
Research and Development	447,092	554,381	1,411,791	1,475,109
Selling, General and Administrative	3,551,569	2,929,991	10,390,864	8,476,703
Impairment write-down in investment in affiliate	-	-	38,000	-
Non-Employee Stock Options and Warrants	-	434,285	277,344	960,822
Employee Stock based Compensation	230,991	-	815,809	-
Depreciation and Amortization	141,548	51,729	412,267	137,494
Total Operating Expense	4,371,200	3,970,386	13,346,075	11,050,128

Loss from Operations	(4,288,151)	(3,757,637)	(12,475,055)	(10,627,790)

Other Income (Expenses):
Loss on early extinguishment of debt	(4,626,679)	-	(4,626,679)	-
Interest Income	106,074	21,054	294,614	89,012
Interest Expense	(1,665,030)	(31,165)	(5,515,378)	(93,495)
Total Other (Expenses)	(6,185,635)	(10,111)	(9,847,443)	(4,483)

Loss Before Provision for Income Taxes	(10,473,786)	(3,767,748)	(22,322,498)	(10,632,273)

Minority Interest	-	-	19,569	-
Provision for Income Taxes	-	-	-	-

Net Loss	$(10,473,786)	$(3,767,748)	$(22,302,929)	$(10,632,273)

Loss per common share (basic and assuming dilution)	$(0.20)	$(0.08)	$(0.46)	$(0.24)

Weighted average common shares outstanding	52,602,757	44,831,722	48,784,948	44,658,467

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2006 THROUGH SEPTEMBER 30, 2006

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2006	-	-	45,765,171	$45,765	$48,256,784	$(42,987,553)	$5,314,996

Shares issued for employee stock options exercised at approximately $1.36 per share	-	-	1,684,532	1,684	2,288,640	-	2,290,324

Shares issued in exchange for non-employee options exercised at $1.00 per share	-	-	25,837	26	25,811	-	25,837

Shares issued in exchange for warrants exercised at $1.15 per share	-	-	47,750	48	55,090	-	55,138

Issuance of shares for purchase of subsidiary	-	-	600,000	600	2,699,400	-	2,700,000

Shares issued in exchange for services rendered at approximately $3.87 per share	-	-	52,420	52	202,974	-	203,026

Shares issued in exchange for convertible debentures, interest expense and penalty at approximately $2.36 per share	-	-	6,049,724	6,050	14,249,979	-	14,256,029

Shares issued for cash in connection with a private placement, shares issued at $2.50 per share	-	-	2,400,000	2,400	5,997,600	-	6,000,000

Value of additional warrants issued in conjunction with exchange of convertible debentures	-	-	-	-	2,921,023	-	2,921,023

Stock-based compensation expense related to employee stock options	-	-	-	-	815,809	-	815,809

Stock options and warrants granted to consultants in exchange for services rendered	-	-	-	-	277,344	-	277,344

Net Loss	-	-	-	-	-	(22,302,929)	(22,302,929)

Balance at September 30, 2006	-	-	56,625,434	$56,625	$77,790,454	$(65,290,482)	$12,556,597

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss from operating activities	$(22,302,929)	$(10,632,273)
Adjustments to reconcile net loss from operations to cash used in operating activities
Minority interest	(19,569)	-
Amortization and write-off of financing costs in connection with conversion of convertible debentures	1,145,911	-
Warrants issued with conversion of convertible debentures	2,921,023	-
Common stock issued in exchange for and penalty in connection with early extinguishment of debt	1,982,078	-
Common stock issued in exchange for interest expense	23,951	-
Amortization and write-off of debt discount - beneficial conversion feature of convertible debentures	1,390,137	17,136
Amortization and write-off of debt discount - value of warrants attached to convertible debentures	2,743,342	36,933
Stock options and warrants issued in exchange for services rendered	1,093,153	960,822
Common stock issued in exchange for services rendered	203,027	131,649
Impairment write-down in investment in Amperion	38,000	-
Depreciation, including depreciation of equipment under operating leases	699,268	297,308
Increase / decrease in:
Accounts receivable	(327,325)	(88,283)
Inventory	172,041	184,504
Prepaid expenses and deposits	425,359	(138,332)
Customer deposits	(72,662)	-
Accounts payable and accrued expenses	(217,001)	110,071
Deferred revenue	87,467	-
Deferred lease liability	245	11,038
Net Cash (Used in) Operating Activities	(10,014,484)	(9,109,427)

Cash Flows from Investing Activities:
Costs of equipment under operating leases	(1,576,980)	(528,711)
Proceeds from sale of equipment under operating lease	350,571	-
Released funds from Restricted Certificate of Deposit	10,000,000	-
Investment in MST	(900,000)	-
Net cash acquired from MST	59,384	-
Acquisition costs	(117,822)	-
Investment in affiliate	(44)	(100,000)
Purchase of property and equipment, net	(708,598)	(326,385)
Net Cash Provided by (Used in) Investing Activities	7,106,511	(955,096)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net of costs	6,000,000	-
Repayment of convertible debentures	(7,750,000)	-
Repayment of senior notes	(100,000)	-
Proceeds from exercise of stock options and warrants	2,371,300	531,011
Repayment of subsidiary loans	(412,119)	-
Net Cash Provided by Financing Activities	109,181	531,011

Net (Decrease) in Cash and Cash Equivalents	(2,798,792)	(9,533,512)

Cash and cash equivalents at the beginning of the period	8,422,079	11,838,702

Cash and cash equivalents at the end of the period	$5,623,287	$2,305,190

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine months Ended September 30,
	2006	2005
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,014,797	$36,000
Income taxes paid	-	-
Non-cash transactions:
Note payable under subsidiary acquisition	900,000	-
Common stock issued in exchange for convertible debentures	12,250,000	-
Common stock issued in exchange for interest expense and penalty in connection with early extinguishment of debt	2,006,029	-
Issuance of shares for purchase of subsidiary	2,700,000	-
Employee stock-based compensation	815,809	-
Issuance of stock options and warrants in exchange for services rendered	277,344	960,822
Common stock issued for services rendered	203,026	131,649
Acquisition of MST (Note B):
Assets acquired	4,120,600	-
Goodwill (including purchase price contingency)	6,477,767	-
Minority Interest	(19,569)	-
Liabilities assumed	(1,460,976)	-
Common stock issued	(2,700,000)	-
Notes payable issued	(900,000)	-
Purchase price contingency	(4,500,000)	-
Direct acquisition costs	(117,822)	-
Cash paid for acquisition	(900,000)	-

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2005.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $60,000 and $30,000 at September 30, 2006 and December 31, 2005, respectively.

Restricted Cash

In the quarter ended September 30, 2006, restricted cash was drawn down to zero in conjunction with the settlement agreements with the lenders of its Convertible Senior Notes (Note G). The restricted cash at December 31, 2005 consisted of a $10,000,000 certificate of deposit pledged as collateral for an irrevocable letter of credit agreement.  The letter of credit agreement automatically renewed annually as required in the Convertible Senior Notes loan covenant.  The certificate of deposit provided for approximately 4% interest payable at maturity.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss of $22,302,929 and $10,632,273 for the nine months ended September 30, 2006 and 2005, respectively. Net loss included $5,304,765 and $54,069 of non-cash interest and financing expense in connection with the convertible debentures, $4,626,769 and $0 of non-cash expense in connection with the early extinguishment of debt, and $1,093,153 and $960,822 of non-cash compensation to employees and non-employees in connection with stock options granted and vested for the nine months ended September 30, 2006 and 2005, respectively. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $ 3,957,330 as of September 30, 2006.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $815,809, net of tax effect.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the three and nine months ended September 30, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure."

	For the three months ended	For the nine months ended
	September 30, 2005	September 30, 2005
Net loss	$(3,767,748)	$(10,632,273)
Deduct: stock-based compensation expense, net of tax (*)	(610,024)	(1,830,074)

Pro forma net loss	(4,377,772)	(12,462,347)
Net loss per common share — basic (and assuming dilution):
As reported	$(0.08)	$(0.24)
Deduct: stock-based compensation expense, net of tax	(0.02)	(0.04)

Pro forma	$(0.10)	$(0.28)

(*) Stock-based compensation expense for the period ending September 30, 2005 based upon the allocation of the year ending December 31, 2005 expense of $2,440,097.

Disclosure for the period ended September 30, 2006 is not presented because the amounts are recognized in the consolidated financial statements. The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the period ended September 30, 2006 and September 30, 2005:

	Employee Stock Options
		September 30,
	September 30,	2005
	2006	(Pro forma)
Expected stock price volatility	65%	70%
Risk-free interest rate	5.0%	4.0%
Expected dividend yield	0.0%	0.0%

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

For equipment under lease, revenue is recognized over the lease term for operating lease and rental contracts. All of the Company’s leases are accounted for as operating leases. At the inception of the lease, no lease revenue is recognized and the leased equipment and installation costs are capitalized and appear on the balance sheet as “Equipment Under Operating Leases.” The capitalized cost of this equipment is depreciated from two to three years, on a straight-line basis down to the Company’s original estimate of the projected value of the equipment at the end of the scheduled lease term. Monthly lease payments are recognized as rental income. The Company has sold a substantial portion of its lease portfolio during the period ending September 30, 2006 and year ended December 2005. The related equipment was charged to cost of sales commensurate with the associated revenue recognition.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements and the management believes that the adoption of SFAS 157 will not have a significant impact on its consolidated results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R (‘SFAS 158’).  SFAS 158 changes current practice by requiring employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, on the balance sheet.  The funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets.  SFAS 158 also requires employers to recognize the change in funded status in other comprehensive income (a component of shareholders’ equity).  SFAS 158 does not change the requirements for the measurement and recognition of pension expense in the statement of income.  SFAS 158 is effective for fiscal years ending after December 15, 2006.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 158.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (‘SAB 108’).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SAB 108.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of September 30, 2006 and December 31, 2005. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company experienced approximately three percent of units returned under its product warranty policy. As of September 30, 2006 and December 31, 2005, the Company recorded warranty liabilities in the amount of $ 43,600 and $24,000, respectively, using this experience factor.

NOTE B - ACQUISITION OF SUBSIDIARY

Acquisition of Microwave Technologies, Inc.:

On January 31, 2006, the Company acquired a 90% interest in Microwave Satellite Technologies, Inc. (“MST”) from Frank Matarazzo, the sole stockholder of MST, in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000. The purchase price of $9,000,000 was increased by $117,822 for direct costs related to the acquisition. These direct costs included legal, accounting and other professional fees. The cash portion of the purchase price is payable in two installments, $900,000 at closing and $900,000 payable in January 2007. The stock portion is payable from shares held in escrow, 400,000 shares at closing and the remaining 1,200,000 “purchase price contingency” shares issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. In the period ended September 30, 2006, the Company issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to Goodwill.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE B - ACQUISITION OF SUBSIDIARY (continued)

(*) At the date of the acquisition, the effect of the “purchase price contingency” shares valued at approximately $5.4 million had not been recorded in accordance with FAS 141. In the second quarter ended September 30, 2006, the Company issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to Goodwill. The remaining shares, when issued, will reflect an adjustment to Goodwill and Other Intangibles.

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

	Nine months Ended September 30,
	Proforma 2006	Proforma 2005
Product revenue	$2,732,548	$1,348,839
Recurring revenue	1,642,025	1,374,141
	4,374,573	2,722,980

Net (loss)	$(22,444,590)	$(11,685,089)
Basic (loss) per share	$(0. 46)	$(0. 26)
Diluted (loss) per share	$(0.46)	$(0. 26)

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of Gateways, eXtenders, Couplers and iBridges, which are the significant components of the Telkonet solution. Components of inventories as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
Raw Materials	$557,977	$598,335
Finished Goods	745,788	877,471
	$1,303,765	$1,475,806

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

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

It is the policy of the Company to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The Company identifies and records impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. The Company determined that its investment in Amperion was impaired based upon forecasted discounted cash flow and the equity valuation. Accordingly, the Company wrote-off $38,000 and $400,000 of the carrying value of its investment through a charge to operations during period ended September 30, 2006 and the year ended December 31, 2005, respectively. The remaining value of the Company’s investment in Amperion is $62,000 and $100,000 at September 30, 2006 and December 31, 2005, respectively, and this amount represents the current fair value.

BPL Global, Ltd.

On February 4, 2005, the Company’s Board of Directors approved an investment in BPL Global, Ltd. (“BPL Global”), a privately held company. The Company funded an aggregate of $131,000 as of December 31, 2005 and additional $44 during the nine months ended September 30, 2006. This investment represents an equity interest of approximately 6.21% at December 31, 2005 and September 30, 2006. BPL Global is engaged in the business of developing broadband services via power lines through joint ventures in the United States, Asia, Eastern Europe and the Middle East. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee. The Company reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of the Company's investment in BPL Global, Ltd. amounted $131,044 and $131,000 as of September 30, 2006 and December 31, 2005, respectively.

NOTE E - INTANGIBLE ASSETS AND GOODWILL

As a result of the MST acquisition, the Company had intangibles totaling $2,463,927 at January 31, 2006 (Note B). In accordance with SFAS 142, Goodwill and Other Intangible Assets (SFAF No. 142), an impairment test will be performed on December 31, 2006.

The acquisition of MST resulted in the valuation by an independent appraiser of MST’s subscriber lists as intangible assets. The MST subscriber list was determined to have an eight-year life. This intangible was amortized using that life, and amortization from the date of the acquisition through September 30, 2006, was taken as a charge against income in the consolidated statement of operations. Goodwill of $1,977,767, excluding the remaining purchase price contingency, represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

 NOTE E - INTANGIBLE ASSETS AND GOODWILL (Continued)

Total identifiable intangible assets acquired and their carrying value at September 30, 2006 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable tangible Assets:
Subscriber lists	$2,463,927	(217,793)	2,246,134	$-	8.0

Total Amortized Identifiable Intangible Assets	$2,463,927	(217,793)	2,246,134	$-
Unamortized Identifiable Intangible Assets:	None
Total	$2,463,927	(217,793)	$2,246,134	$-

Total amortization expense charged to operations for the nine months ended September 30, 2006 was $217,793. Estimated amortization expense as of September 30, 2006 is as follows:

Fiscal
October 1 - December 31, 2006	$ 72,367
2007	307,991
2008	307,991
2009	307,991
2010	307,991
2011 and after	941,803
Total	$ 2,246,134

The Company does not amortize goodwill. As a result of the acquisition of MST, the Company recorded goodwill in the amount of $1,977,767 as of September 30, 2006. There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2006.

Considerable management judgment is necessary to estimate fair value. We enlisted the assistance of an independent valuation consultant to determine the values of our intangible assets and goodwill as of the date of acquisition. Based on various market factors and projections used by management, actual results could vary significantly from managements' estimates.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

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

NOTE G - SENIOR CONVERTIBLE NOTES PAYABLE

A summary of convertible promissory notes payable at September 30, 2006 and December 31, 2005 is as follows:

	2006	2005
Senior Convertible Notes payable (“Convertible Senior Notes”), accrue interest at 7.25% per annum and provide for equal monthly principal installments beginning March 1, 2006. Maturity date is in October 2008. Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $5.00 per share at any time. During the period ended September 30, 2006, the Company paid down $7,750,000 of principal in cash and a total of $12,250,000 of principal was converted to common stock of the Company.	$-	$20,000,000
Debt Discount - beneficial conversion feature, net of accumulated amortization and write-off of $1,479,300 and $89,163 at September 30, 2006 and December 31, 2005, respectively.	-	(1,390,137)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization and write-off of $ 2,919,310 and $175,958 at September 30, 2006 and December 31, 2005, respectively.	-	(2,743,342)
Total	$-	$15,866,521
Less: current portion	-	(6,250,000)
	$-	$9,616,521

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

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

In connection with the placement of the Notes in October 2005, the Company has also agreed to issue to the Noteholders one million warrants to purchase company common stock exercisable for five years at $5 per share. The Company recognized the value attributable to the warrants in the amount of $2,919,300 to a derivative liability due to the possibility of the Company having to make a cash settlement, including penalties, in the event the Company failed to register the shares underlying the warrants under the Securities Act of 1933, as amended, within 90 days after the closing of the transaction. The Company accounted for this warrant derivative in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The warrants were included as a liability and valued at fair market value until the Company met the criteria under EITF 00-19 for permanent equity. A registration statement covering shares issuable to the Noteholders upon conversion, amortization and/or redemption of the Convertible Senior Notes and upon exercise of the warrants was filed with the Securities and Exchange Commission on Form S-3 on November 23, 2005 and was declared effective on December 13, 2005. The warrant derivative liability was valued at the issuance date of the Notes in the amount of $2,919,300 and then revalued at $2,910,700 on December 13, 2005 upon effectiveness of the Form S-3. The Company charged $8,600 to Other Income and the derivative warrant liability was reclassified to additional paid in capital at December 13, 2005. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 76%. The $2,919,300 of debt discount attributed to the value of the warrants issued is amortized over the Notes maturity period (three years) as interest expense.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE G - SENIOR CONVERTIBLE NOTES PAYABLE (continued)

Principal Payments of Debt

For the period of January 1, 2006 through August 14, 2006, the Company paid down principal of $1,250,000 in cash and issued an aggregate of 4,226,246 shares of common stock in connection with the conversion of $10,821,686 aggregate principal amount of the Senior Convertible Notes. Pursuant to the note agreement, the Company issued warrants to purchase 1,081,820 shares of common stock to the Noteholders, at a strike price of $5.00 per share, which represented 65% of the $8,321,686 accelerated principal at a strike price of $5 per share. The Company valued the warrants at $1,906,089 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 65%. The warrants issues are subject to an anti-dilution protection in conjunction with the issuance of certain equity securities. The Company has warrants due the Noteholders as a result of the anti-dilution impact from a $6,000,000 private placement in September 2006 (Note J). The Company has accounted for the additional warrants issued as interest expense during the period ended September 30, 2006.

For the period of January 1, 2006 through August 14, 2006, the Company amortized the debt discount to the beneficial conversion feature and value of the attached warrants, and recorded non-cash interest expense in the amount of $251,759 and $500,353, respectively. The Company also wrote-off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $708,338 and $1,397,857, respectively, in connection with paydown and conversion of the note.

Early Extinguishment of Debt

On August 14, 2006, the Company executed separate settlement agreements with the lenders of its Convertible Senior Notes. Pursuant to the settlement agreements the Company paid to the lenders on August 15, 2006 in the aggregate $9,910,392 plus accrued but unpaid interest of $23,951 and certain premiums specified in the Notes in satisfaction of the amounts then outstanding under the Notes. Of the amount to be paid to the lenders under the Notes, $6,500,000 was paid in cash through a drawdown on a letter of credit previously pledged as collateral for the Company’s obligations under the Notes. The remaining note balance of $1,428,314 and a Redemption Premium of $1,982,078, calculated as 25% of remaining principal, was paid to the lenders in shares of Company’s common stock valued at the lower of $5.00 per share and 92.5% of the arithmetic average of the weighted average price of the Company’s common stock on the American stock exchange for the twenty trading days beginning on August 16, 2006. The Company also issued 862,452 warrants to purchase shares of the Company’s common stock at the exercise price of $2.58 per share (92.5% of the average trading price as described above). The Company valued the warrants at $1,014,934 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 65%. The Company has accounted for the Redemption Premium and the additional warrants issued as non-cash early extinguishment of debt expense during the period ended September 30, 2006. Registration statements covering the shares underlying the warrants, were filed with the Securities and Exchange Commission on Form S-3 on September 29, 2006 and October 13, 2006 and were declared effective on October 16, 2006 and October 24, 2006, respectively. As of September 30, 2006, the Company included the warrant derivatives as equity since the criteria under EITF 00-19 for permanent equity was achieved in a nominal period of time subsequent to period end.

As a result of the execution of the settlement agreements and the payments required thereby, the Company fully believes it repaid and satisfied all of its obligations under the Notes. The Company also agreed to pay the expenses of the lenders incurred in connection with the negotiation and execution of the settlement agreements. The settlement agreements were negotiated following the allegation by one of the lenders that the Company’s failure to meet the minimum revenue test for the period ending June 30, 2006 as specified on the Notes constituted an event of default under the Notes, which allegation the Company disputed.

The Settlement Agreement provides that the number of shares issued to the Noteholders shall be adjusted based upon the arithmetic average of the weighted average price of the Company’s common stock on the American Stock Exchange for the twenty trading days immediately following the settlement date.  The Company has concluded that, based upon the weighted average of the Company's common stock between August 16, 2006 and September 13, 2006, the Company is entitled to a refund from the two Noteholders.  One of the Noteholders has informed the Company that it does not believe such a refund is required.  As a result, the Company has declined to deliver to the Noteholders certain stock purchase warrants issued to them pursuant to the Settlement Agreement pending resolution of this disagreement. The Noteholder has alleged that the Company has failed to satisfy its obligations under the Settlement Agreement by failing to deliver the warrants. In addition, the Noteholder maintains that the Company has breached certain provisions of the Registration Rights Agreement and, as a result of such breach, such Noteholder claims that it is entitled to receive liquidated damages from the Company.

In conjunction with the settlement agreement, the Company recorded $4,626,679 of loss from early extinguishment of debt, which consists of $1,982,078 redemption premium paid with the Company’s common stock, $1,014,934 of additional warrants issued to the lenders, write-off of the remaining unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $430,040 and $845,143, respectively, and write-off the remaining unamortized financing costs of $354,484.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE H - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	4,564,796	6.20	$1.00	4,557,296	$1.00
$2.00 - $2.99	1,387,000	7.59	$2.48	847,967	$2.42
$3.00 - $3.99	2,327,500	8.72	$3.23	760,083	$3.37
$4.00 - $4.99	160,000	8.87	$4.44	38,250	$4.44
$5.00 - $5.99	182,500	8.67	$5.29	52,000	$5.24
	8,621,796	7.21	$1.99	6,255,596	$1.54

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	8,293,000	$1.19
Granted	2,108,000	3.06
Exercised	(540,399)	1.08
Cancelled or expired	(245,834)	1.74
Outstanding at December 31, 2004	9,614,767	$1.61
Granted	1,325,000	3.97
Exercised	(415,989)	1.18
Cancelled or expired	(372,700)	3.74
Outstanding at December 31, 2005	10,151,078	$1.85
Granted	825,000	3.03
Exercised (Note J)	(1,684,532)	1.36
Cancelled or expired	(669,750)	2.60
Outstanding at September 30, 2006	8,621,796	$1.99

The weighted-average fair value of stock options granted to employees during the period ended September 30, 2006 and 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE H - STOCK OPTIONS AND WARRANTS (Continued)

	2006	2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5.0%	3.50 to 4.0%
Expected stock price volatility	65%	76%
Expected dividend payout	-	-
Expected option life-years	5.0	5.0

Total stock-based compensation expense recognized in the consolidated statement of earnings for the nine months ended September 30, 2006 was $815,809, net of tax effect.

The financial statements for the three and nine-month period ended September 30, 2005 have not been restated. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company’s pro forma net loss and loss per share would have been $(4,377,772) and $(0.10), respectively, for the three months ended September 30, 2005, and $(12,462,347) and $(0.28), respectively, for the nine months ended September 30, 2005.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	1,815,937	5.59	$ 1.00	1,815,937	$ 1.00

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	3,267,500	$1.00
Granted	60,000	3.45
Exercised	(328,331)	1.00
Canceled or expired	(1,000,000)	1.00
Outstanding at December 31, 2004	1,999,169	$1.07
Granted	15,000	3.45
Exercised	(172,395)	2.07
Canceled or expired	-	-
Outstanding at December 31, 2005	1,841,774	$1.00
Granted	-	-
Exercised (Note J)	(25,837)	1.00
Canceled or expired	-	-
Outstanding at September 30, 2006	1,815,937	$1.00

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE H - STOCK OPTIONS AND WARRANTS (Continued)

The estimated value of the non-employee stock options vested during the period ended September 30, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: estimated option life of 1 to 3 years, a risk free interest rate of 4.77%, a dividend yield of 0% and volatility of 67%. The amount of the expense charged to operations in connection with granting the options was $273,499 and $804,999 during the period ended September 30, 2006 and 2005, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.59	862,452	3.13	$ 2.59	862,452	$ 2.59
$ 4.17	1,560,000	4.92	$ 4.17	1,560,000	$ 4.17
$ 5.00	2,135,398	4.43	$ 5.00	2,135,398	$ 5.00
	4,557,850	4.35	$ 4.26	4,557,850	$ 5.00

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	5,159,490	$1.01
Granted	-	-
Exercised	(4,468,590)	0.99
Canceled or expired	(115,000)	1.00
Outstanding at December 31, 2004	575,900	$1.12
Granted	1,040,000	4.85
Exercised	(371,900)	1.00
Canceled or expired	(14,000)	1.00
Outstanding at December 31, 2005	1,230,000	$4.31
Granted	3,657,850	4.08
Exercised (Note J)	(47,750)	1.15
Canceled or expired	(282,250)	2.64
Outstanding at September 30, 2006	4,557,850	$4.26

The estimated value of compensatory warrants vested during the period ended September 30, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: warrant remaining life of 0.14 years, a risk free interest rate of 4.77%, a dividend yield of 0% and volatility of 67%. In-the-money warrants granted were charged to operations at grant date. Total expense of $3,845 and $155,823 was charged to operations for the period ended September 30, 2006 and 2005, respectively

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE I - MINORITY INTEREST IN SUBSIDIARY

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

On January 31, 2006, the Company acquired a 90% interest in Microwave Satellite Technologies, Inc. (“MST”) from Frank Matarazzo, the sole stockholder of MST in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000 (See Note B). This transaction resulted in a minority interest of $19,569, which reflects the original investment by the minority shareholder of MST. For the period ended September 30, 2006, the minority shareholder's share of the loss of MST was limited to $19,569. The minority interest in MST is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, any losses will be charged against the Company's operations, as majority owner. However, if future earnings do materialize, the majority owner should be credited to the extent of such losses previously absorbed in the amount of $184,122.

NOTE J - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, par value $.001 per share. As of September 30, 2006 and December 31, 2005, the Company had no preferred stock issued and outstanding. The Company has authorized 100,000,000 shares of common stock, par value $.001 per share. As of September 30, 2006 and December 31, 2005, the Company had 56,625,434 and 45,765,171 shares of common stock issued and outstanding, respectively.

During the period ended September 30, 2006, the Company issued an aggregate of 1,684,532 shares of common stock for an aggregate purchase price of $2,290,324 to certain employees upon exercise of employee stock options at approximately $1.36 per share. Additionally, the Company issued an aggregate of 25,837 shares of common stock for an aggregate purchase price of $25,837 to consultants upon exercise of non-employee stock options at $1.00 per share (Note H).

During the period ended September 30, 2006, the Company issued an aggregate of 52,420 shares of common stock, valued at $203,026, to consultants in exchange for services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered.

During the period ended September 30, 2006, the Company issued an aggregate of 6,049,724 shares of common stock at approximately $2.36 per share to its senior convertible debenture holders in exchange for $12,250,000 of debt, $23,951 of interest expenses, and $1,982,078 of redemption premium (Note G).

The Company issued an aggregate of 47,750 shares of common stock to debenture holders upon the exercise of warrants at approximately $1.15 per share. (Note H).

On January 31, 2006, the Company entered into a Stock Purchase Agreement (“Agreement”) with MST, a privately held company. Pursuant to the Agreement, the Company issued 600,000 shares of Common Stock valued at $4.50 per share (Note B).

During the period ended September 30, 2006, the Company issued 2,400,000 shares of Common Stock valued at $2.50 per share for an aggregate purchase price of $6,000,000. The Company also has issued to this investor warrants to purchase 1.56 million shares of its common stock at an exercise price of $4.17 per share. A registration statement covering the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on September 29, 2006 and was declared effective on October 16, 2006. As of September 30, 2006, the Company included the warrant derivatives as equity since the criteria under EITF 00-19 for permanent equity was achieved in a nominal period of time subsequent to period end.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company is involved in claims that arise in the ordinary course of business. In accordance with SFAS No. 5 the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable.

Senior Convertible Noteholder Claim
The August 14, 2006 Settlement Agreement with the Senior Convertible Debenture Noteholders provided that the number of shares issued to the Noteholders shall be adjusted based upon the arithmetic average of the weighted average price of the Company’s common stock on the American Stock Exchange for the twenty trading days immediately following the settlement date (Note G).  The Company has concluded that, based upon the weighted average of the Company's common stock between August 16, 2006 and September 13, 2006, the Company is entitled to a refund from the two Noteholders.  One of the Noteholders has informed the Company that it does not believe such a refund is required.  As a result, the Company has declined to deliver to the Noteholders certain stock purchase warrants issued to them pursuant to the Settlement Agreement pending resolution of this disagreement. The Noteholder has alleged that the Company has failed to satisfy its obligations under the Settlement Agreement by failing to deliver the warrants. In addition, the Noteholder maintains that the Company has breached certain provisions of the Registration Rights Agreement and, as a result of such breach, such Noteholder claims that it is entitled to receive liquidated damages from the Company.

However, in the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations or financial position.

Microwave Satellite Technology, Inc. Purchase Price Contingency
In conjunction with the acquisition of MST on January 31, 2006, the purchase price contingency shares are price protected for the benefit of the former owner of MST (Note B). In the event the Company’s common stock price is below $4.50 per share upon issuance of the shares from escrow, a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million. The price protection provision provides a cash benefit to the former owner of MST if the as-defined market price of the Company’s common stock is less than $4.50 per share at the time of issuance from the escrow. The issuance of additional shares or distribution of other consideration upon resolution of the contingency based on the Company’s common stock prices will not affect the cost of the acquisition. When the contingency is resolved or settled, and additional consideration is distributable, the Company will record the current fair value of the additional consideration and the amount previously recorded for the common stock issued will be simultaneously reduced to the lower current value of the Company’s common stock.

NOTE L - EMPLOYEE BENEFIT PLAN

The Company maintains a Profit Sharing and Retirement Savings Plan for qualified employees of its subsidiary MST as of the acquisition on January 31, 2006. Telkonet’s expense for these benefits was $6,715 for the period ending September 30, 2006.

NOTE M - BUSINESS CONCENTRATION

The sale of $881,023 in rental contract agreements and the related capitalized equipment to Hospitality Leasing Corporation in the period ending September 30, 2006 constituted 21% of total revenue and represented the only major customer for nine-month period ended September 30, 2006. Total accounts receivable of $8,774, or 2% of total accounts receivable, was due from Hospitality Leasing Corporation as of September 30, 2006. There were no customers accounted for more than 10% of total sales for the nine months ended September 30, 2005.

Purchases from three (3) major inventory suppliers approximated $370,000 or 66% of purchases and $329,000 or 37% of purchases for the period ended September 30, 2006 and 2005, respectively. Total accounts payable of approximately $43,000 or 8% of total accounts payable was due to these three suppliers as of September 30, 2006 and approximately $46,000 or 11% of total accounts payable was due to these three suppliers as of September 30, 2005.

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

The Company’s guarantees issued subject to the recognition and disclosure requirements of FIN 45 as of September 30, 2006 and December 31, 2005 were not material. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company experienced approximately three percent of units returned under its product warranty policy. Using this experience factor a reserve of $ 43,600 was determined adequate as of September 30, 2006.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $815,809, net of tax effect.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements and the management believes that the adoption of SFAS 157 will not have a significant impact on its consolidated results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R (‘SFAS 158’).  SFAS 158 changes current practice by requiring employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, on the balance sheet.  The funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets.  SFAS 158 also requires employers to recognize the change in funded status in other comprehensive income (a component of shareholders’ equity).  SFAS 158 does not change the requirements for the measurement and recognition of pension expense in the statement of income.  SFAS 158 is effective for fiscal years ending after December 15, 2006.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 158.

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (‘SAB 108’).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SAB 108.

Revenues

The Company’s revenue consists of direct product sales and a recurring (lease) model, including eight months activity of MST from date of acquisition through September 30, 2006, in the commercial, government and international markets. The table below outlines product versus recurring (lease) revenues for comparable periods:

	Three months Ended
	September 30, 2006		September 30, 2005		Variance

Product	$585,535	51%	$ 416,430	67%	$ 169,105	41%
Recurring (lease)	557,562	49%	205,493	33%	352,069	171%
Total	$1,143,097	100%	$ 621,923	100%	$ 521,174	84%

	Nine months Ended
	September 30, 2006		September 30, 2005		Variance

Product	$2,697,424	64%	$ 855,953	64%	$1,841,471	215%
Recurring (lease)	1,542,056	36%	485,105	36%	1,056,951	218%
Total	$4,239,480	100%	$ 1,341,058	100%	$2,898,422	216%

Product revenue

Product revenue principally arises from the sale of iBridges and other Telkonet iWire SystemTM components directly to customers. Revenues to date have been principally derived from the Commercial (Hospitality and Multi-Dwelling) and International business units. The Company anticipates continued growth in Commercial and International product revenue in the Value Added Reseller (VAR) purchase programs. The Company expanded its international sales and marketing efforts upon receiving its European certification (CE). The Company has received the FIPS 140-2 certification and continues to pursue opportunities within the government sector. The Company has expanded its iWire SystemTM to include energy information, management and control solutions for residential and commercial buildings.

In the nine months ended September 30, 2006, the Company consummated a non-recourse sale of certain rental contract agreements and the related capitalized equipment which were accounted for as operating leases with Hospitality Leasing Corporation. The remaining rental income payments of the contracts were valued at approximately $1,209,000 including the customer support component of approximately $370,000 which the Company will retain and continue to receive monthly customer support payments over the remaining average unexpired lease term of 36 months. In the nine-months ending September 30, 2006, the Company recognized revenue of approximately $683,000 for the sale, calculated based on the present value of total unpaid rental payments, and expensed the associated capitalized equipment cost, net of depreciation, of approximately $340,000, and expensed associated taxes of approximately $64,000. There were no contracts sold in the three months ending September 30, 2006.

Recurring revenue

The increase in recurring (lease) revenue was attributable to the subscription revenue in the amount of approximately $419,000 and $1,047,000 for the three and nine months ended September 30, 2006 generated by MST. The Company anticipates an increase in subscribers in metropolitan New York in the second half of 2006 based upon the roll out of the “triple play” solution. The hospitality rental (lease) revenue decrease by $67,000 in the three months ended September 30, 2006 compared to the prior year quarter primarily due to the sale of rental contracts to Hospitality Leasing Corporation (HLC) through September 30, 2006. The hospitality rental (lease) revenue increased by $10,000 for the nine months ended September 30, 2006 compared to the prior year period due to the increase in rental contract revenue.

Revenue associated with support contracts and leases not sold to HLC are recognized ratably over a three to five year lease term. Revenue to be recognized under these support contracts and non-cancelable leases (backlog) was approximately $1,033,535. The weighted average remaining lease term was approximately 23 months as of September 30, 2006.

Cost of Sales

	Three months Ended
	September 30, 2006		September 30, 2005		Variance

Product	$345,242	30%	$ 260,310	42%	$84,932	33%
Recurring (lease)	714,804	63%	148,864	24%	565,940	380%
Total	$1,060,046	93%	$409,174	66%	$650,872	159%

	Nine months Ended
	September 30, 2006		September 30, 2005		Variance

Product	$2,349,056	55%	$605,066	45%	$1,743,990	288%
Recurring (lease)	1,019,404	24%	313,654	23%	705,750	225%
Total	$3,368,460	79%	$918,720	69%	$2,449,740	267%

Product Costs

Product cost primarily includes Telkonet iWire SystemTM product suite equipment cost and installation labor. The related product cost in connection with the non-recourse sale of approximately $1,209,000 of rental contract agreements amounted to approximately $347,000 of previously capitalized equipment cost and other related cost.

Recurring (lease) Costs

Recurring Costs primarily represent customer support, programming and amortization of the capitalized costs to support the subscriber revenue. The customer support and programming costs for the three and nine months ended September 30, 2006 include build-out of the customer support services necessary for the anticipated increase in subscribers in metropolitan New York in the second half of 2006. The capitalized costs are amortized over the lease term and include equipment and installation labor. Additionally, the hospitality related customer support costs increased for the three and nine months ended September 30, 2006 compared to the related prior year periods due to an increase in the number of iBridges supported.

Gross Profit

	Three months Ended
	September 30, 2006		September 30, 2005		Variance

Product	$240,293	21%	$156,120	25%	$84,173	54%
Recurring (lease)	(157,242)	-14%	56,629	9%	(213,871)	-378%
Total	$83,051	7%	$212,749	34%	$(129,698)	-61%

	Nine months Ended
	September 30, 2006		September 30, 2005		Variance

Product	$348,368	8%	$250,887	19%	$97,481	39%
Recurring (lease)	522,652	12%	171,451	13%	351,201	205%
Total	$871,020	21%	$422,338	31%	$448,682	106%

Product Gross Profit

Gross profit associated with product revenues for the three and nine months ended September 30, 2006 improved over the prior year primarily as a result of Company’s focus on standardization of processes, training and direct product sales through the Value Added Reseller (VAR) network. Additionally, the non-recourse sale of certain rental contract agreements to HLC for the nine months ended September 30, 2006 contributed to the increase compared to the prior year period.

Recurring (lease) Gross Profit

Gross profit associated with rental (lease) revenue decreased as a result of the build-out of the customer support services infrastructure

Operating Expenses

	Three months Ended
	September 30, 2006	September 30, 2005	Variance

Total	$4,371,200	$3,970,386	$400,814	10%

	Nine months Ended
	September 30, 2006	September 30, 2005	Variance

Total	$13,346,075	$11,050,128	$2,295,947	21%

Overall expenses increased for the three months ended September 30, 2006 over the comparable period in 2005 by $400,814 or 10%, and increased for the nine months ended September 30, 2006 over the comparable period in 2005 by $2,295,947 or 21%. This increase was principally due to salary and related operating costs related to the build-out of the “Triple Play” subscriber infrastructure including managerial and back-office support personnel, an increase in professional fees and an increase in amortization of intangible assets relating to the acquisition of MST. The net number of employees increased from 71 at September 30, 2005 to 86 at September 30, 2006, including 25 added through the MST acquisition. Additionally, the amortization and write-off of the Senior Convertible Debenture financing costs of $256,000 and $791,000 increased operating expenses for the three and nine-months ended September 30, 2006, respectively, and employee stock options expense increased operating expenses, upon adoption of SFAS 123R on January 1, 2006, in the amount of $231,000 and $816,000 for the three and nine months ended September 30, 2006, respectively.

Product Research and Development

	Three months Ended
	September 30, 2006	September 30, 2005	Variance

Total	$447,092	$554,381	$(107,289)	-19%

	Nine months Ended
	September 30, 2006	September 30, 2005	Variance

Total	$1,411,791	$1,475,109	$(63,318)	-4%

Research and development costs related to both present and next generation product development are expensed in the period incurred. Additionally, the Company maintains ongoing efforts for product certifications and compliance with requirements such as the European WEEE (Waste Electrical and Electronic Equipment) and RoHS (Restriction of Hazardous Substances) directives. Total expenses for the three and nine months ended September 30, 2006 decreased over the comparable period in 2005 by $107,289 or 19% and 63,318 or 4%, respectively.  The decrease is primarily related to the reallocation of certain manufacturing resources into operations in comparison to the prior three and nine month periods.

Selling, General and Administrative

	Three months Ended
	September 30, 2006	September 30, 2005	Variance

Total	$3,551,569	$2,929,991	$621,578	21%

	Nine months Ended
	September 30, 2006	September 30, 2005	Variance

Total	$10,390,864	$8,476,703	$1,914,161	23%

Selling, general and administrative expenses increased for the three and nine months ended September 30, 2006 over the comparable period in 2005 by $621,578 or 21%, and $1,914,161 or 23%, respectively. This increase was principally due to salary and related operating costs related to the build-out of the “Triple Play” subscriber infrastructure including managerial and back-office support personnel and an increase in professional fees. Additionally, the amortization and write-off of the Senior Convertible Debenture financing costs of $256,000 and $791,000 increased operating expenses for the three and nine months ended September 30, 2006, respectively.

Liquidity and Capital Resources

Working Capital

Our working capital surplus decreased by $8,103,477 during the nine months ended September 30, 2006 from a working capital of $12,060,807 at December 31, 2005 to a working capital of $3,957,330 at September 30, 2006. The decrease in working capital for the nine-months ended September 30, 2006, is due to a combination of factors, of which the significant factors are set out below:

•
Cash and Restricted Certificate of Deposit had a net decrease from working capital by $2,798,792 and $10,000,000 for the period ended September 30, 2006, respectively. The most significant uses of cash are as follows:

o	Approximately $10,014,000 of cash consumed directly in operating activities
o	Principal repayments, in cash, of Senior Convertible Debentures and Senior notes amounted to $7,750,000 and $100,000, respectively
o
The cash payments in the acquisition of MST amounted to approximately $958,000, net of acquired cash, and as part of the acquisition the MST debt payoff amounted to approximately $410,000—see discussion of MST acquisition below;

o	An offsetting amount of approximately $2,371,000 related to the impact of proceeds from stock options and warrant exercises
o	An additional offsetting amount from the sale of 2,400,000 shares of common stock at $2.50 per share for an aggregate purchase price of $6,000,000
o	Approximately $1,935,000 was expended on net purchases of capitalized cost and fixed assets;

•
The acquisition of MST included a second installment of $900,000 payable in January 2007 and at acquisition $400,000 of potential income tax exposure was accrued in accounts payable and accrued liabilities.

Of the total $7,615,491 current assets as of September 30, 2006, cash represented $5,623,287. Of the total $20,377,956 current assets as of December 31, 2005, cash represented $8,422,079, and Restricted Certificate of Deposit represented $10,000,000.

Senior Notes

In 2003, the Company issued Senior Notes to Company officers, shareholders, and sophisticated investors in exchange for $5,000,000, exclusive of placement costs and fees. The remaining outstanding senior note of $100,000 matured and was repaid in June 2006.

Convertible Senior Notes

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

Principal Payments of Debt

For the period of January 1, 2006 through August 14, 2006, the Company paid down principal of $1,250,000 in cash and issued an aggregate of 4,226,246 shares of common stock in connection with the conversion of $10,821,686 aggregate principal amount of the Senior Convertible Notes. Pursuant to the note agreement, the Company issued warrants to purchase 1,081,820 shares of common stock to the Noteholders, at a strike price of $5.00, which represented 65% of the $8,321,686 accelerated principal.

For the period of January 1, 2006 through August 14, 2006, the Company amortized the debt discount to the beneficial conversion feature and value of the attached warrants, and recorded non-cash interest expense in the amount of $251,759 and $500,353, respectively. The Company also wrote-off the unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $708,338 and $1,397,857, respectively, in connection with paydown and conversion of the note.

Early Extinguishment of Debt

On August 14, 2006, the Company executed separate settlement agreements with the lenders of its Convertible Senior Notes. Pursuant to the settlement agreements the Company paid to the lenders on August 15, 2006 in the aggregate $9,910,392 plus accrued but unpaid interest of $23,951 and certain premiums specified in the Notes in satisfaction of the amounts then outstanding under the Notes. Of the amount to be paid to the lenders under the Notes, $6,500,000 was paid in cash through a drawdown on a letter of credit previously pledged as collateral for the Company’s obligations under the Notes. The remaining note balance of $1,428,314 and a Redemption Premium of $1,982,078, calculated as 25% of remaining principal, was paid to the lenders in shares of Company’s common stock valued at the lower of $5.00 per share and 92.5% of the arithmetic average of the weighted average price of the Company’s common stock on the American stock exchange for the twenty trading days beginning on August 16, 2006. The Company also issued 862,452 warrants to purchase shares of the Company’s common stock at the exercise price of the lower of $2.58 per share and 92.5% of the average trading price as described above. The Company has accounted for the Redemption Premium and the additional warrants issued as non-cash early extinguishment of debt expense during the period ended September 30, 2006.

As a result of the execution of the settlement agreements and the payments required thereby, the Company fully repaid and believes it satisfied all of its obligations under the Notes. The Company also agreed to pay the expenses of the lenders incurred in connection with the negotiation and execution of the settlement agreements. The settlement agreements were negotiated following the allegation by one of the lenders that the Company’s failure to meet the minimum revenue test for the period ending June 30, 2006 as specified on the Notes may have constituted an event of default under the Notes, which allegation the Company disputed.

The settlement agreements provide that the number of shares issued to the Noteholders shall be adjusted based upon the arithmetic average of the weighted average price of the Company’s common stock on the American Stock Exchange for the twenty trading days immediately following the settlement date.  The Company has concluded that, based upon the weighted average of the Company's common stock between August 16, 2006 and September 13, 2006, the Company is entitled to a refund from the two Noteholders.  One of the Noteholders has informed the Company that it does not believe such a refund is required.  As a result, the Company has declined to deliver to the Noteholders certain stock purchase warrants issued to them pursuant to the settlement agreements pending resolution of this disagreement. The Noteholder has alleged that the Company has failed to satisfy its obligations under the settlement agreement by failing to deliver the warrants. In addition, the Noteholder maintains that the Company has breached certain provisions of the Registration Rights Agreement and, as a result of such breach, such Noteholder claims that it is entitled to receive liquidated damages from the Company.

In conjunction with the settlement agreement, the Company recorded $4,626,679 of loss from early extinguishment of debt, which consists of $1,982,078 redemption premium paid with the Company’s common stock, $1,014,934 of additional warrants issued to the lenders, write-off of the remaining unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $430,040 and $845,143, respectively, and write-off the remaining unamortized financing costs of $354,484.

Acquisition of Microwave Satellite Technologies, Inc.

On January 31, 2006, the Company acquired a 90% interest in Microwave Satellite Technologies, Inc. (“MST”) from Frank Matarazzo, the sole stockholder of MST in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000. The cash portion of the purchase price was payable in two installments, $900,000 at closing and $900,000 payable in January 2007. The stock portion is payable from shares held in escrow, 400,000 shares at closing and the remaining 1,200,000 “purchase price contingency” shares issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. In the period ended September 30, 2006, the Company issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to goodwill. In the event the Company’s common stock price is below $4.50 per share upon issuance of the shares from escrow, a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million. As of September 30, 2006, the Company’s common stock price was below $4.50. To the extent that the market price of Company’s common stock is below $4.50 per share upon issuance of the shares from escrow, the number of shares issuable on conversion is ratably increased, which could result in further dilution of Company’s common stock.

Proceeds from the issuance of common stock

During the nine months ended September 30, 2006, the Company received $2,316,161 from the exercise of employee and non-employee stock options and $55,138 from the exercise of warrants.

During the nine months ended September 30, 2006, the Company issued 2,400,000 shares of Common Stock valued at $2.50 per share for an aggregate purchase price of $6,000,000. The Company also has issued to this investor warrants to purchase 1.56 million shares of its common stock at an exercise price of $4.17 per share.

Cashflow analysis

Cash utilized in operating activities was $10,014,484 during the nine months ended September 30, 2006 compared to $9,109,427 the previous comparable period. The primary use of cash during the nine months ended September 30, 2006 was net operating expenses of the Company of $8,999,687 and interest expense payments of $1,014,797.

The Company was provided and utilized cash for investing activities of $7,106,511 and $955,096 during the nine months ended September 30, 2006 and 2005, respectively. During the period ended September 30, 2006, the proceeds from the release of funds from the Restricted Certificate of Deposit provided $10,000,000 in conjunction with the conversion and settlement agreement with the lenders of its Convertible Senior Notes. The expenditures were primarily the result of the acquisition of MST in January 2006 of $958,438, net of acquired cash. Additionally, cost of equipment under operating leases amounted to $1,226,409, net of proceeds from sale of certain equipment under operating lease of $350,571, and $528,711 for the nine months ended September 30, 2006 and 2005, respectively. Furthermore, purchases of property and equipment amounted to $708,598 and $326,385 for the nine months ended September 30, 2006 and 2005, respectively.

The Company was provided cash in financing activities of $109,181 and $531,011 during the nine months ended September 30, 2006 and 2005, respectively. The financing activities represent proceeds from the sale of 2,400,000 shares of common stock at $2.50 per share for an aggregate purchase price of $6,000,000 during the nine months ended September 30, 2006. Additionally, the financing activities represent proceeds from the exercise of stock options and warrants of $2,371,300 and $531,011 during the nine months ended September 30, 2006 and 2005, respectively. The proceeds of the financing activities were offset by repayment of debt principal of $8,162,119 in 2006, including $7,750,000 of principal payments in conjunction with the conversion and settlement agreement with the lenders of its Convertible Senior Notes and approximately $410,000 in conjunction with the acquisition of MST.

The Company believes it has sufficient access to capital to meet its working capital requirements through the remainder of 2006 in available cash and in cash generated from operations. Additional financing may be required in order to meet growth opportunities in financing and/or investing activities. If additional capital is required and the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to the Company, this could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Off Balance Sheet Arrangements

In October 2005, the Company entered into an irrevocable letter of credit with a bank for $10 million as collateral for the $20 million Senior Convertible Notes. A $10 million Certificate of Deposit was pledged as collateral for the irrevocable letter of credit agreement. As of September 30, 2006, the Restricted Certificate of Deposit was drawn down to zero upon in conjunction with the settlement agreements with the lenders of its Convertible Senior Notes (see Liquidity and Capital Resources).

Acquisition or Disposition of Property and Equipment

During the nine months ended September 30, 2006, fixed assets increased by $708,598 or 68% which related to equipment purchased during the period. Additionally, the Company acquired $435,011 of fixed assets related to the acquisition of MST. The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

During the nine months ended September 30, 2006, costs of equipment under operating leases increased by $1,576,980 related to equipment purchased during the period. The Company anticipates significant investment in the build-out of the subscriber base infrastructure in metropolitan New York during the remainder of 2006 upon the fulfillment of buildings under contract.

MST, which was acquired by the Company in January 2006, presently leases 12,600 square feet of commercial office space in Hawthorne, New Jersey for its office and warehouse spaces. This lease will expire in April 2010.

In the third quarter ended September 2006, the Company leased a vehicle for the chief executive officer. The operating lease will expire in September 2008.

Number of Employees

As of September 30, 2006, the Company had 86 (eighty-six) full time employees.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-	$900,000	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	$1,399,394	$546,766	$615,608	$237,020	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	-	-	-	-	-
Total	$1,399,394	$1,446,766	$615,608	$237,020	-

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Short Term Investments

We held no marketable securities as of September 30, 2006. Our excess cash is held in money market accounts with a bank and a brokerage firm, both of which are nationally ranked, top tier firms with an average return of approximately 400 basis points. Due to the conservative nature of our investment portfolio, an increase or decrease of 100 basis points in interest rates would not have a material effect on our results of operations or the fair value of our portfolio.

Investments in Privately Held Companies

We have invested in privately held companies, which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As a result, we could lose our entire initial investment in these companies. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of these companies and none is expected to develop. These investments are carried at cost, which as of November 1, 2006 was $131,044 and $62,000 in BPL Global and Amperion, respectively, and at September 30, 2006, are recorded in other assets in the Consolidated Balance Sheets. The Company determined that its investment in Amperion was impaired based upon forecasted discounted cash flows and the equity valuation. Accordingly, the Company wrote-off $38,000 and $400,000 of the carrying value of its investment through a charge to operations during period ended September 30, 2006 and the year ended December 31, 2005, respectively.

Item 4. Controls and Procedures.

As of September 30, 2006, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the U.S. Securities and Exchange Commission. There were no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls subsequent to the date of the most recent evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company has a history of operating losses and an accumulated deficit and expects to continue to incur losses for the foreseeable future.

Since inception through September 30, 2006, the Company has incurred cumulative losses of $65,290,482 and has never generated enough funds through operations to support its business. The Company expects to continue to incur operating losses through 2006.  Additional capital may be required in order to provide working capital requirements for the next twelve months. If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to the Company, this could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 31, 2006, the Company completed a private placement of 2.4 million shares of its common stock to a single investor for gross proceeds of $6.0 million. No underwriting commissions were paid in connection with this transaction. The proceeds of this offering will be used for general working capital needs. Telkonet also has issued to this investor warrants to purchase 1.56 million shares of its common stock at an exercise price of $4.17 per share. These warrants expire five years from the date of issuance.

The common stock and warrants issued in the offering were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder on the basis that the purchaser is an "accredited investor" as such term is defined in Rule 501 of Regulation D.  Telkonet filed a registration statement (File No. 333-137703) covering the shares of common stock and the shares issuable upon exercise of the warrants on September 29, 2006. The registration statement was declared effective on October 16, 2006.
.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

No.	Description

3.1	Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000, and our Form S-8 (No. 333-47986), filed on October 16, 2000)

3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333 108307), filed on August 28, 2003)

4.1	Form of Series A Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)

4.2	Form of Series A Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)

4.3	Form of Series B Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)

4.4	Form of Series B Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)

4.5	Form of Senior Note (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)

4.6	Form of Non-Detachable Senior Note Warrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)

4.7	Senior Convertible Note by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)

4.8	Senior Convertible Note by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)

4.11	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)

4.12	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)

4.13	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K (No. 001-31972), filed on September 6, 2006)

4.14	Form of Accelerated Payment Option Warrant to Purchase Common Stock (incorporated by reference to our Registration Statement on Form S-3 (No. 333-137703), filed on September 29, 2006.

10.1
Employment Agreement by and between Telkonet, Inc. and Stephen L. Sadle, dated as of January 18, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003

10.2
Employment Agreement by and between Telkonet, Inc. and Robert P. Crabb, dated as of January 18, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)

10.3
Employment Agreement by and between Telkonet, Inc. and Ronald W. Pickett, dated as of January 30, 2003 (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)

10.4
Securities Purchase Agreement by and among Telkonet, Inc., Kings Road Investments Ltd. and Portside Growth & Opportunity Fund, dated as of October 26, 2005 (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)

10.5
Registration Rights Agreement by and among Telkonet, Inc., Kings Road Investments Ltd. and Portside Growth & Opportunity Fund, dated October 27, 2005 (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)

10.6	Professional Services Agreement by and between Telkonet, Inc. and Seth D. Blumenfeld, dated July 1, 2005 (incorporated by reference to our Form 10-Q (No. 001-31972), filed November 9, 2005)

10.7	Employment Agreement by and between Telkonet, Inc. and Frank T. Matarazzo, dated as of February 1, 2006 (incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2006)

10.8	MST Stock Purchase Agreement and Amendment (incorporated by reference to our Form 8-K/A (No. 001-31972), filed April 12, 2006)

10.9	Settlement Agreement by and among Telkonet, Inc. and Kings Road Investments Ltd., dated as of August 14, 2006 (incorporated by reference to our Form 8-K (No. 001-31972), filed on August 16, 2006)

10.10
Settlement Agreement by and among Telkonet, Inc. and Portside Growth & Opportunity Fund, dated as of August 14, 2006 (incorporated by reference to our Form 8-K (No. 001-31972), filed on August 16, 2006)

10.11
Securities Purchase Agreement, dated August 31, 2006, by and among Telkonet, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, Ena (incorporated by reference to our Form 8-K (No. 001-31972), filed on September 6, 2006)

10.12
Registration Rights Agreement, dated August 31, 2006, by and among Telkonet, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, Ena (incorporated by reference to our Form 8-K (No. 001-31972), filed on September 6, 2006)

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

Telkonet, Inc. Registrant

Date: November 9, 2006	By:	/s/ Ronald W. Pickett
Ronald W. Pickett Chief Executive Officer