Form 10-K
period 2006-12-31
TELKONET INC
filed 2007-03-16
CIK 1094084

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2007: $136,993,170.
Number of outstanding shares of the registrant’s par value $0.001 common stock as of March 1, 2007: 57,002,301.

TELKONET, INC.
FORM 10-K

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

GENERAL

Business

Telkonet, Inc., formed in 1999, develops and markets technology for the transmission of high-speed voice, video and data communications over the existing electrical wiring within a building. Telkonet has made definitive inroads into the Powerline communication (PLC) market and established the “leading” position for in-building commercial communication solutions.

Through the Company’s majority-owned subsidiary Microwave Satellite Technologies (MST), the Company is able to offer quadruple play (“Quad-Play”) services to multi-tenant unit (“MTU”) and multi-dwelling unit (“MDU”) residential, hospitality and commercial properties. These Quad- Play services include video, voice, high-speed internet and wireless fidelity (“Wi-Fi”) access.

The Company’s recent acquisition of Ethostream, LLC, a leading high speed wireless internet and technology provider for the hospitality industry (as described in greater detail below under “Segment Reporting”), will enable Telkonet to provide installation and support for PLC products and third party applications to customers across North America. The Company’s new operating division represented by the assets acquired from Smart Systems International, a leading provider of energy management products and solutions  (as described in greater detail below under “Segment Reporting”) will permit the Company to offer new energy management products and solutions to its customers in the United States and Canada.

As a result of Telkonet's acquisition of Smart Systems International and EthoStream, the Company can now provide hospitality owners with a greater return on investment on technology investments. Hotel owners can leverage the Telkonet iWire System™ platform to support wired and wireless Internet access and, in the future, to support a networked energy management system. With the synergy of Ethostream, LLC’s centralized remote monitoring and management platform extending over HSIA, digital video surveillance and energy management, hospitality owners will have a complete technology offering based on Telkonet’s core PLC system as the infrastructure backbone, demonstrating true technology convergence.

The Company’s offices are located at 20374 Seneca Meadows Parkway, Germantown, Maryland 20876. The reports that the Company files pursuant to the Securities Exchange Act of 1934 can be found at the Company’s web site at www.telkonet.com.

Segment Reporting

We classify our operations in two reportable segments: the Telkonet Segment and the MST Segment

Telkonet Segment (“Telkonet”)

Through the revolutionary Telkonet iWire System™ , Telkonet utilizes proven PLC technology to deliver commercial high-speed Broadband access from an IP “platform” that is easy to deploy, reliable and cost-effective by leveraging a building’s existing electrical infrastructure. The building’s existing electrical wiring becomes the backbone of the local area network, which converts virtually every electrical outlet into a high-speed data port without the costly installation of additional wiring or major disruption of business activity.

The Telkonet iWire System™ offers a viable and cost-effective alternative to the challenges of hardwiring and wireless local area networks (LANs). Telkonet’s products are designed for use in commercial and residential applications, including multi-dwelling units and the hospitality and government markets. Applications supported by the Telkonet “platform” include, but are not limited to, VoIP telephones, internet connectivity, local area networking, video conferencing, closed circuit security surveillance and a host of other information services.

Telkonet’s Product has been installed in all present target market segments. Government and regulatory certifications have been obtained to sell the product internationally. Telkonet has been shipping PLC products since 2003, initially targeting the multi-hospitality unit (MHU) market followed by the multi-dwelling unit (MDU) market as well as the Government and Public Sector markets. Telkonet employs both direct and indirect sales model to distribute and support product on a worldwide basis.

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $7,000,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. The Company is obligated to register the stock portion of the purchase price on or before May 15, 2007 and 1,090,000 shares are being held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement may be satisfied. The aggregate number of shares held in escrow is subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.

On March 15, 2007, the Company acquired 100% of the outstanding membership units of Ethostream, LLC, a network solutions integration company that offers installation, sales and service to the hospitality industry. The Ethostream, LLC acquisition will enable Telkonet to provide installation and support for PLC products and third party applications to customers across North America. The purchase price of $11,756,097 was comprised of $2.0 million in cash and 3,459,609 shares of the Company’s common stock. The entire stock portion of the purchase price is being held in escrow to satisfy certain potential indemnification obligations of the sellers under the purchase agreement. The shares held in escrow are distributable over the three years following the closing. The aggregate number of shares issuable to the sellers is subject to downward adjustment in the event the Company’s common stock trades at or above a price of $4.50 per share for twenty consecutive trading days during the one year period following the closing.

Competition

Telkonet is a member of the HomePlug(TM) Powerline Alliance, an industry trade group that engages in marketing and educational initiatives and sets standards and specifications for products in the powerline communications industry.

The HomePlug(TM) Powerline Alliance has grown over the past year and now includes many well recognized brands in the networking and communications industries. These include Linksys (a Cisco company), Intel, GE, Motorola, Netgear, Sony and Samsung. With the exception of Motorola, who recently introduced a commercial product, these companies do not presently represent a direct competitive threat to Telkonet since they only market and sell their products in the residential sector.

There can be no assurance that other companies will not develop PLC products that compete with Telkonet’s products in the future. They all have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources than Telkonet. These potential competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than Telkonet can. As a result, Telkonet may not be able to compete successfully with these potential competitors and these potential competitors may develop or market technologies and products that are more widely accepted than those being developed by Telkonet or that would render Telkonet’s products obsolete or noncompetitive.

Management has focused its sales and marketing efforts primarily on the commercial sector, which includes office buildings, hotels, schools, shopping malls, commercial buildings, multi-dwelling units, government facilities, and any other commercial facilities that have a need for Internet access and network connectivity. Telkonet has also focused on establishing relationships with value added resellers. Telkonet continues to examine, select and approach entities with existing distribution channels that will be enhanced by Telkonet’s offerings. Telkonet also intends to focus future sales and marketing efforts in Europe, South America, Asia and the Pacific Rim.

Raw Materials

Telkonet has not experienced any significant or unusual problems in the purchase of raw materials or commodities. While Telkonet is dependent, in certain situations, on a limited number of vendors to provide certain raw materials and components, it has not experienced significant problems or issues purchasing any essential materials, parts or components. Telkonet obtains the majority of its raw materials from the following suppliers: Avnet Electronics Marketing, Digi-Key Corporation, Intellon Corporation, and Parkview Metal Products. In addition, Superior Manufacturing Services, a U.S. based company, provides substantially all the manufacturing and assembly requirements for Telkonet.

Customers

Telkonet is neither limited to, nor reliant upon, a single or narrowly segmented consumer base from which it derives its revenues. Presently, Telkonet is not dependent on any particular customer under contract. However, Telkonet’s sale of certain rental contract agreements to Hospitality Leasing Corporation represented approximately 18.0% of total revenues in each of 2005 and 2006. Telkonet’s primary focus is in the commercial, government and international markets.

Intellectual Property

Telkonet has applied for patents that cover the unique technology integrated into the Telkonet iWire SystemTM product suite. Telkonet also continues to identify, design and develop enhancements to its core technologies that will provide additional functionality, diversification of application and desirability for current and future users of the Telkonet iWire SystemTM product suite.

In January 2003, Telkonet received Federal Communications Commission (FCC) approval to market the Telkonet iWire SystemTM product suite. FCC rules permit the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements. An independent, FCC-certified testing lab has verified the Company’s Gateway complies with the FCC technical requirements for Class A digital devices. No further testing of this device is required and the device may be manufactured and marketed for commercial use.

In December 2003, Telkonet received approval from the U.S. Patent and Trademark Office for its “Method and Apparatus for Providing Telephonic Communication Services” Patent No.: 6,668,058. This invention covers the utilization of an electrical power grid, for a concentration of electrical power consumers, and use of existing consumer power lines to provide for a worldwide voice and data telephony exchange

In March 2005, Telkonet received final certification of its Telkonet iWire SystemTM product suite from European Union (EU) authorities, which certification was required before Telkonet could sell and permanently install products in EU countries. As a result of the certification, Telkonet products that will be sold and installed in EU countries will bear the Conformite Europeene (CE) mark, a symbol that demonstrates that the product has met the EU’s regulatory standards and is approved for sale within the EU. Telkonet now has satisfied the governmental requirements for product safety and certification in the EU and is free to sell and install the Telkonet iWire SystemTM product suite in the EU.

In June 2005, Telkonet received the National Institute of Standards and Technology (NIST) Federal Information Processing Standard (FIPS) 140-2 validation for the Gateway. In July 2005, Telkonet received FIPS 140-2 validation for the eXtender and iBridge. The U.S. federal government requires, as a condition to purchasing certain information processing applications, that such applications receive FIPS 140-2 validation. U.S. federal agencies use FIPS 140-2 compliant products for the protection of sensitive information. As a result of the foregoing validations, as of July 2005, all of Telkonet’s powerline carrier products have satisfied all governmental requirements for security certification and are eligible for purchase by the U.S. federal government. In addition to the foregoing, Canadian provincial authorities use FIPS 140-2 compliant products for the protection of sensitive designate information. The Communications-Electronics Security Group (CESG) also has stated that FIPS 140-2 compliant products meet its security criteria for use in data traffic categorized as “Private.” CESG is part of the United Kingdom’s National Technical Authority for Information Assurance, which is a government agency responsible for validating the security of information processing applications for the government of the United Kingdom, financial institutions, healthcare organizations, and international governments, among others.

In November 2005, Telkonet received the Norma Official Mexicana (NOM) certification, enabling Telkonet to sell the iWire SystemTM product suite in Mexico. NOM certification is required for Telkonet’s products to be sold in Mexico, and no further certifications are required to sell the Telkonet iWire SystemTM product suite in Mexico.

In December 2005, the United States Patent and Trademark Office issued Patent No: 6,975,212 titled “Method and Apparatus for Attaching Power Line Communications to Customer Premises”. The patent covers the method and apparatus for modifying a three-phase power distribution network in a building in order to provide data communications by using a PLC signal to an electrical central location point of the power distribution system. Telkonet’s Coupler technology enables the conversion of electrical outlets into high-speed data ports without costly installation, additional wiring, or significant disruption of business activity. The Coupler is an integral component of the Telkonet iWire SystemTM product suite.

In August 2006, the United States Patent and Trademark Office issued Patent No: 7,091,831, titled "Method and Apparatus for Attaching Power Line Communications to Customer Premises". The patented technology incorporates a safety disconnect circuit breaker into the Telkonet Coupler, creating a single streamlined unit. In doing so, installation of the Telkonet iWire System(TM) is faster, more efficient, and more economical than with separate disconnect switches, delivering optimal signal quality. The Telkonet Integrated Coupler Breaker patent covers the unique technique used for interfacing and coupling its communication devices onto the three-phase electrical systems that are predominant in commercial buildings.

In January 2007, the United States Patent and Trademark Office issued Patent No: 7,170,395 titled “Methods and Apparatus for Attaching Power Line Communications to Customer Premises” for Delta phase power distribution system applications, which are prevalent in the maritime industry, shipboard systems, along with that of heavy industrial plants and facilities.

Assumed through the acquisition of SSI, the United States Patent and Trademark Office issued Patent No: 5,395,042 in March 1995 titled “Apparatus and Method for automatic climate control” calculates and records the amount of time needed for the thermostat to return the room temperature to the occupant’s set point once a person re-enters the room

In addition Telkonet currently has multiple patent applications under examination, and intends to file additional patent applications covering a wide range of technologies including that of improved network topologies and techniques for imposing LANs over existing wired infrastructures.

Telkonet has also filed multiple Patent Cooperation Treaty (PCT) patent applications, which have been used to file national patent applications in foreign countries including the European Union, Japan, China, Russia, India and others.

Notwithstanding the issuance of these patents, there can be no assurance that any of Telkonet’s current or future patent applications will be granted, or, if granted, that such patents will provide necessary protection for the Company’s technology or its product offerings, or be of commercial benefit to the Company.

Government Regulation

We are subject to regulation in the United States by the FCC. FCC rules permit the operation of unlicensed digital devices that radiate radio frequency (RF) emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements. An independent, FCC-certified testing lab has verified that the Company’s our PLC product line complies with the FCC technical requirements for Class B digital devices. No further testing of these devices is required and the devices may be manufactured and marketed for commercial and residential use.

In Europe and other overseas markets, Telkonet’s products are subject to safety and RF emissions regulations adopted by the European Union (EU) for Information Technology Equipment. In March 2005, the Company received final Conformite Europeene (CE) certification, which is required for the Company to freely market and sell its products within the EU. As a result of the certification, Telkonet’s products sold and installed in EU countries will bear the CE marking, a symbol that demonstrates that the product has met the EU’s regulatory standards and is approved for sale in the EU. The Restriction of Hazardous Substances Directive (RoHS) directive took effect in the EU on July 1, 2006. This directive restricts the use of six hazardous materials in the manufacture of various types of electronic and electrical equipment. It is closely linked with the Waste Electrical and Electronic Equipment Directive (WEEE) which sets collection, recycling and recovery targets for electrical goods and is part of a legislative initiative to solve the problem of huge amounts of toxic e-waste. Telkonet has taken the appropriate measures to be fully compliant with both of these directives.

Future products designed by the Company will require testing for compliance with FCC and CE regulations. Moreover, if in the future, the FCC or EU changes its technical requirements, further testing and/or modifications may be necessary.

Research and Development

During the years ended December 31, 2006, 2005 and 2004, Telkonet spent $1,925,746, $2,096,104, and $1,852,309, respectively, on research and development activities. In 2006, research and development activities were focused on the development of Telkonet’s next generation product. In 2005, research and development activities included (a) QoS for VoIP service for both commercial and FIPS 140-2 product applications, (b) design of the next generation high-speed development platform, (c) design, prototype & release of the Integrated Coupler Breaker product line, (d) design & development of the second generation automated test equipment for manufacturing, (e) automated SQA regression testing. In 2004, research and development activities included (a) development of a further cost-reduced (“G3”) iBridge/eXtender, (b) router software development, and (c) advanced encryption support.

Long Term Investments

Amperion, Inc.

On November 30, 2004, Telkonet entered into a Stock Purchase Agreement (“Agreement”) with Amperion, Inc. ("Amperion"), a privately held company. Amperion is engaged in the business of developing networking hardware and software that enables the delivery of high-speed broadband data over medium-voltage power lines. Pursuant to the Agreement, the Company invested $500,000 in Amperion in exchange for 11,013,215 shares of Series A Preferred Stock for an equity interest of approximately 4.7%. Telkonet accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee.

It is the policy of Telkonet to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. Telkonet identifies and records impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. Telkonet determined that its investment in Amperion was impaired based upon forecasted discounted cash flow. Accordingly, Telkonet wrote-off $92,000 and $400,000 of the carrying value of its investment through a charge to operations during the year-ended December 31, 2006 and 2005, respectively. The remaining value of Telkonet’s investment in Amperion is $8,000 and $100,000 at December 31, 2006 and 2005, respectively, and the amount at December 31, 2006, represents the current fair value.

BPL Global, Ltd.

On February 4, 2005, the Company’s Board of Directors approved an investment in BPL Global, Ltd. (“BPL Global”), a privately held company. Telkonet funded an aggregate of $131,000 as of December 31, 2005 and additional $44 during the year of 2006. This investment represents an equity interest of approximately 4.67% at December 31, 2006. BPL Global is engaged in the business of developing broadband services via power lines through joint ventures in the United States, Asia, Eastern Europe and the Middle East. Telkonet accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee. Telkonet reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of Telkonet's investment in BPL Global, Ltd. amounted $131,044 and $131,000 as of December 31, 2006 and 2005, respectively.

Backlog

As of March 1, 2007 and 2006, revenues to be recognized under non-cancelable leases and service contracts in the hospitality market of approximately $1,331,000 and $2,411,000, respectively. Additionally, Telkonet has a commitment to deploy the Telkonet iWire SystemTM at 50 properties for a major resort company which deployment represents revenue of approximately $1,100,000 over a 3 year term.

In conjunction with the acquisition of Smart Systems International on March 9, 2007, Telkonet assumed certain purchase orders relating to a major utilities energy management initiative provided through the two selected providers. The current order backlog amounts to approximately $500,000 and the estimated remaining program value amounts to $3,000,000 for products and services to be provided through 2008.

In conjunction with the acquisition of Ethostream, LLC on March 15, 2007, Telkonet acquired support contracts and monthly services for more than 1500 hotels which is expected to generate approximately $2,000,000 annual recurring support and internet advertising revenue.

MST Segment (“MST”)

MST is a communications service provider offering quadruple play (“Quad-Play”) services to multi-tenant unit (“MTU”) and multi-dwelling unit (“MDU”) residential, hospitality and commercial properties. These Quad-Play services include video, voice, high-speed internet and wireless fidelity (“Wi-Fi”) access. In addition, MST currently offers or plans to offer a variety of next-generation telecommunications solutions and services including satellite installation, video conferencing, surveillance/security and energy management, and other complementary professional services.

NuVisions™

MST currently offers digital television service through DISH Network, a national satellite television provider, under its private label NuVisions™ brand of services. The NuVisions TV offering currently includes over 500 channels of video and audio programming, with a large high definition (more than 40 channels) and ethnic offering (over 100 channels from 17 countries) available in the market today. MST also offers its NuVisions Broadband high speed internet service and NuVisions Digital Voice telephone service to multi-family residences and commercial properties. MST delivers its broadband based services using terrestrial fiber optic links and in February 2005, began deployment in New York City of a proprietary wireless gigabit network that connects properties served in a redundant gigabit ring - a virtual fiber optic network in the air.

Wi-Fi Network

MST has constructed a large NuVisions Wi-Fi footprint in New York City intended to create a ubiquitous citywide Wi-Fi network. NuVisions Wi-Fi offers Internet access in the southern-half of Central Park, Riverside Park from 60th to 79th Streets, Dag Hammarskjold Plaza, and the United Nations Plaza. In addition, MST provides NuVisions Wi-Fi service in and around Trump Tower on Fifth Avenue, Trump World Tower on First Avenue, the Trump Place properties located on Riverside Boulevard, Trump Palace, Trump Parc, Trump Parc East as well as portions of Roosevelt Island surrounding the Octagon residential community. MST currently has plans to deploy additional Wi-Fi “Hot Zones” throughout New York City and continue to enlarge its Wi-Fi footprint as new properties are served.

Internet Protocol Television (“IPTV”)

In fourth quarter of 2006, MST invested in an IPTV platform to deploy in 2007. IPTV is a method of distributing television content over IP that enables a more user-defined, on-demand and interactive experience than traditional cable or satellite television. The IPTV service delivers traditional cable TV programming and enables subscribers to surf the Internet, receive on-demand content, and perform a host of Internet-based functions via their TV sets.

Competition

The home entertainment and video programming industry is competitive, and MST expects competition to intensify in the future. MST faces its most significant competition from the franchised cable operators. In addition, MST’s competition includes other satellite providers, telecom providers and off-air broadcasters.

Hardwired Franchised Cable System

Cable companies currently dominate the market in terms of subscriber penetration, the number of programming services available, audience ratings and expenditures on programming. However, satellite services are gaining market share which MST believes will provide it with the opportunity to acquire and consolidate a subscriber base by providing a high quality signal at a comparable or reduced price to many cable operators' current service.

Other Operators

MST’s next largest competitors are other operators who build and operate communications systems such as satellite master antenna television systems, commonly known as SMATV, or private cable headend systems, which generally serve condominiums, apartment and office complexes and residential developments. MST also competes with other national DBS operators such as EchoStar.

Off-Air Broadcasters

A majority of U.S. households that are not serviced by cable operators are serviced only by broadcast networks and local television stations (“off-air broadcasters”). Off-air broadcasters send signals through the air, which are received by traditional television antennas. Signals are accessible to anyone with an antenna and programming is funded by advertisers. Audio and video quality is limited and service can be adversely affected by weather or by buildings blocking a signal.

Traditional Telephone Companies

Traditional telephone companies such as Verizon and AT&T have recently diversified their service offerings to compete with traditional franchised cable companies in a triple-play market. Although their subscriber growth is currently smaller than franchise cable companies, these traditional phone companies are developing video offerings such as Verizon's FIOS product. These phone companies have in the past also been resellers of DIRECTV and EchoStar video programming, however, rarely in the multi-dwelling unit market. In the future, video offerings from traditional phone companies may become a significant competitor in the MDU market.

Customers/Strategy

MST’s customer base and strategy is to target and cultivate a subscriber base that will demand high margin products including, video, IPTV, VoIP, high-speed Internet and Wi-Fi services.

MST currently maintains service agreements with approximately 20 MDU and MTU properties. Generally, under the terms of a service agreement, MST provides either (i) “bulk services,” which may include one or all of a bundle of products and services, at a fixed price per month to the owner of the MDU or MTU property, and contract with individual residents for enhanced services, such as premium cable channels, for a monthly fee or (ii) contract with individual residents of the MDU property for one or more basic or enhanced services for a monthly fee. These agreements typically include a revenue sharing arrangement with property owners, whereby the property owner is entitled to a share of the revenues derived from subscribers who reside at the MDU/MTU property. These revenue sharing arrangements are either based upon a fix amount per subscriber or based on a percentage, typically between 7-10%, of the monthly fees MST charges residents for its services. MST believes that its complementary products and services allows for future growth and as such are designed and integrated with scalability in mind.

Governmental Regulation

Federal Regulation

MST’s systems do not use or traverse public rights-of-way and thus are exempt from the comprehensive regulation of cable systems under the Federal Communications Act of 1934, as amended (the “Communications Act”). Because its systems are subject to minimal federal regulation, MST has greater pricing freedom and is not required to serve any customer whom it does not choose to serve, and management believes that MST has significantly more competitive flexibility than do the franchised cable systems. Management believes that these regulatory advantages help to make MSTs’ private systems competitive with larger franchised cable systems.

On October 5, 1992, Congress enacted the Cable Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”), which imposed additional regulation on traditional franchised cable operators and permits regulation of rates in markets in which there is no “effective competition”, as defined in the 1992 Cable Act, and directed the FCC to adopt comprehensive new federal standards for local regulation of certain rates charged by traditional franchised cable operators. Conversely, the legislation also provides for deregulation of traditional hardwire cable in a given market where effective competition is shown to exist. Rates charged by private cable operators, typically already lower than traditional franchise cable rates, are not subject to regulation under the 1992 Cable Act.

In February 1996, Congress passed the Telecommunications Act of 1996 (the “1996 Act”), which substantially amended the Communications Act. The 1996 Act contains provisions intended to increase competition in the telephone, radio, broadcast television, and hardwire and wireless cable television businesses. This legislation has altered, and management believes will continue to alter, federal, state, and local laws and regulations affecting the communications industry, including certain of the services MST provides.

Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. Section 111 of the Copyright Act establishes the cable compulsory license pursuant to which certain “cable systems” are entitled to engage in the secondary transmission of broadcast programming without the prior permission of the holders of copyrights in the programming. In order to do so, a cable system must secure a compulsory copyright license. Such a license may be obtained upon the filing of certain reports with and the payment of certain licensing fees to the U.S. Copyright Office. Private cable operators, such as MST, may rely on the cable compulsory license with respect to the secondary transmission of broadcast programming. Management does not expect the licensing fees to have a material adverse effect on MST’s business.

Under the retransmission consent provisions of the 1992 Cable Act, multichannel video programming distributors, including, but not limited to, franchised and private cable operators, seeking to retransmit certain commercial television broadcast signals, notwithstanding the cable compulsory license, must first obtain the permission of the broadcast station in order to retransmit the station’s signal. However, private cable systems, unlike franchised cable systems, are not required under the FCC’s “must carry” rules to retransmit local television signals. Although there can be no assurances that MST will be able to obtain requisite broadcaster consents, management believes, in most cases, MST will be able to do so for little or no additional cost.

On November 29, 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which amended the Satellite Home Viewer Act. SHVIA permits DBS operators to transmit local television signals into local markets. SHVIA generally seeks to place satellite operators on an equal footing with cable television operators in regards to the availability of television broadcast programming. SHVIA amends the Copyright Act and other applicable laws and regulations in order to clarify the terms and conditions under which a DBS operator may retransmit local and distant broadcast television stations to subscribers. The law was intended to promote the ability of satellite services to compete with cable television systems and to resolve disputes that had arisen between broadcasters and satellite carriers regarding the delivery of broadcast television station programming to satellite service subscribers. As a result of SHVIA, television stations are generally entitled to seek carriage on any DBS operator's system providing local service in their respective markets. SHVIA creates a statutory copyright license applicable to the retransmission of broadcast television stations to DBS subscribers located in their markets. Although there is no royalty payment obligation associated with this license, eligibility for the license is conditioned on the satellite carrier's compliance with applicable laws, regulations and FCC rules governing the retransmission of such “local” broadcast television stations to satellite service subscribers. Noncompliance with such laws, regulations and/or FCC requirements could subject a satellite carrier to liability for copyright infringement. SHVIA was extended and re-enacted by the Satellite Home Viewer Extension and Reauthorization Act (“SHVERA”) in December of 2004.

MST is not directly subject to rate regulation or certification requirements by the FCC or state public utility commissions because its equipment installation and sales agent activities do not constitute the provision of common carrier or cable television services. As a private cable operator, MST is not subject to regulation as a DBS provider, but primarily relies upon its third-party programming aggregators to procure all necessary re-transmission consents and other programming rights under the Communications Act and the Copyright Act.

State and Local Cable System Regulation

MST does not anticipate that its deployment of video programming services will be subject to state or local franchise laws primarily due to the fact that its facilities do not use or traverse public rights-of-way. Although MST may be required to comply with state and local property tax, environmental laws and local zoning laws, management does not anticipate that compliance with these laws will have any material adverse impact on MST’s business.

Preferential Access Right

MST generally negotiates exclusive rights to provide satellite services singularly or in competition with competing cable providers, and also negotiates, where possible, “rights-of-first-refusal” to match price and terms of third-party offers to provide other communication services in buildings where it has negotiated broadcast access rights. Management believes that these preferential rights of entry are generally enforceable under applicable law. However, current trends at the state and federal level suggest that the future enforceability of these provisions may be uncertain. The FCC has recently issued an order prohibiting telecommunications service providers from negotiating exclusive contracts with owners of commercial MDU properties, although it deferred determination in a pending rulemaking whether to render existing exclusive access agreements unenforceable, or to extend this prohibition to residential MDUs due to an inadequate administrative record. Although it is open to question whether the FCC has statutory and constitutional authority to compel mandatory access, there can be no assurance that it will not attempt to do so. Any such action may undermine the exclusivity provisions of MST’s rights of entry on the one hand, but would also open up many other properties to which MST could provide a competing service. There can be no assurance that future state or federal laws or regulations will not restrict MST’s ability to offer access payments, limit MDU owners' ability to receive access payments or prohibit MDU owners from entering into exclusive agreements, any of which could have a material adverse effect on MST’s business.

Regulation of the High-Speed lnternet and Wi-Fi Business

ISPs, including Internet access providers, are largely unregulated by the FCC or state public utility commissions at this time (apart from federal, state and local laws and regulations applicable to business in general). However, there can be no assurance that this business will not become subject to regulatory restraints. Also, although the FCC has rejected proposals to impose additional costs and regulations on ISPs to the extent they use local exchange telephone network facilities, such change may affect demand for Internet related services. No assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to Internet services would not have a material adverse effect on MST’s business.

Regulation of the VoIP Business

IP-based voice services are currently exempt from the reporting and pricing restrictions placed on common carriers by the FCC. However, there are several state and federal regulatory proceedings further defining what specific service offerings qualify for this exemption. Due to the growing acceptance and deployment of VoIP services, the FCC and a number of state public service commissions are conducting regulatory proceedings that could affect the regulatory duties and rights of entities that provide IP-based voice applications. There is regulatory uncertainty as to the imposition of traditional retail, common carrier regulation on VoIP products and services.

Long Term Investments

MST maintains an investment in Interactivewifi.com, LLC a privately held company. This investment represents an equity interest of approximately 50% at December 31, 2006. Interactivewifi.com is engaged in providing internet and related services to customers throughout metropolitan New York, including the Nuvisions internet services. MST accounted for this investment under the cost method, as MST does not have the ability to exercise significant influence over operating and financial policies of the investee. Telkonet reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of MST’s investment in Interactivewifi.com amounted to approximately $55,000 as of December 31, 2006.

Backlog

The MST subscriber portfolio includes approximately 20 MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. The remaining terms of the access agreements provide MST access rights from 7 to 15 years with the final agreement expiring in 2016 and the revenues to be recognized under non-cancelable bulk agreements provide a minimum of $1,800,000 in revenue through 2013.

Other information

Employees

As of March 1, 2007, the Company had 104 full time employees comprised of 69 full time employees of Telkonet and 27 employees of MST. The Company anticipates that it will hire additional key staff throughout 2007 in the areas of business development, sales and marketing, and engineering.

Following the acquisition of SSI and Ethostream, LLC on March 9, 2007 and March 15, 2007, respectively, the Company had 177 full time employees.

Environmental Matters

The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

Financial Information About Geographic Areas

To date, the majority of the Company’s revenue has been derived in the United States, although the Company continues to expand a growing portion of our revenue from international sales. International sales as a percentage of total revenue represented 19% and 25% in 2006 and 2005, respectively. Our international sales are concentrated in Canada, Latin America and Western Europe and we continue to expand into other markets worldwide. The table below sets forth our net revenue by major geographic region.

	Year Ended December 31,
	2006	Percentage Change	2005	Percentage Change	2004
United States	$4,508,478	141%	$1,871,241	197%	$630,957
Worldwide	672,850	9%	617,082	812%	67,695
Total	$5,181,328	108%	$2,488,323	256%	$698,652

ITEM 1A.     RISK FACTORS.

The Company’s results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this annual report on Form 10-K. You should carefully consider all of these risks.

The Company has a history of operating losses and an accumulated deficit and expects to continue to incur losses for the foreseeable future.

Since inception through December 31, 2006, the Company has incurred cumulative losses of $70,424,669 and has never generated enough funds through operations to support its business. Additional capital may be required in order to provide working capital requirements for the next twelve months. The Company’s losses to date have resulted principally from:

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

As of March 1, 2007, the Company’s officers and directors owned 17.8% of the Company’s issued and outstanding common stock. This means that the Company’s officers and directors, as a group, exercise significant control over matters upon which the Company’s stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.

Further issuances of equity securities may be dilutive to current stockholders.

Although the funds that were raised in the Company’s debenture offerings, the note offerings and the private placement of common stock are being used for general working capital purposes, it is likely that the Company will be required to seek additional capital in the future. This capital funding could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for the Company’s common stock. Any issuance of additional shares of the Company’s common stock will be dilutive to existing stockholders and could adversely affect the market price of the Company’s common stock.

The exercise of options and warrants outstanding and available for issuance may adversely affect the market price of the Company’s common stock.

As of December 31, 2006, the Company had outstanding employee options to purchase a total of 8,520,929 shares of common stock at exercise prices ranging from $1.00 to $5.97 per share, with a weighted average exercise price of $2.06. As of December 31, 2006, the Company had outstanding non-employee options to purchase a total of 1,815,937 shares of common stock at an exercise price of $1.00 per share. As of December 31, 2006, the Company had warrants outstanding to purchase a total of 4,557,850 shares of common stock at exercise prices ranging from $2.59 to $4.87 per share, with a weighted average exercise price of $4.20. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of the Company’s common stock.

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

The communication industry is intensely competitive and rapidly evolving.

The Company operates in a highly competitive, quickly changing environment, and our future success will depend on our ability to develop and introduce new services and service enhancements that achieve broad market acceptance in MDU and commercial sectors. The Company will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

Delays in product development and introduction could result in:

•	loss of or delay in revenue and loss of market share;

•	negative publicity and damage to our reputation and brand; and

•	decline in the selling price of our products and services.

Additionally, new companies are constantly entering the market, thus increasing the competition. This could also have a negative impact on our ability to obtain additional capital from investors. Larger companies who have been engaged in our industry business for substantially longer periods of time may have access to greater resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If the Company is unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition. Large companies including Direct TV, EchoStar, Time Warner, Cablevision and Verizon are active in our markets in the provision and distribution of communications services and we will also have to compete with such companies.

The Company is not large enough to negotiate cable television programming contracts as favorable as some of our larger competitors.

Programming costs are generally directly related to the number of subscribers to which the programming is provided, with discounts available to large traditional cable operatores and direct broadcast satallite (DBS) providers based on their high subscriber levels. As a result, larger cable and DBS systems generally pay lower per subscriber programming costs. The Company has attempted to obtain volume discounts from our suppliers. Despite these efforts, we believe that our per subscriber programming costs are significantly higher than large cable operatores and DBS providers with which we compete in some of our markets. This may put us at a competitive disadvantage in terms of maintaining our operating results while remaining competitive with prices offered by these providers. In addition, as programming agreements come up for renewal, the Company cannot assure you that we will be able to renew these agreements on comparable or favorable terms. To the extent that we are unable to reach agreement with a programmer on terms that we believe are reasonable, we may be forced to remove programming from our line-up, which could result in a loss of customers.

Government regulation of the Company’s products could impair the Company’s ability to sell such products in certain markets.

FCC rules permit the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements. Differing technical requirements apply to “Class A” devices intended for use in commercial settings, and “Class B” devices intended for residential use to which more stringent standards apply. An independent, FCC-certified testing lab has verified that the Company’s Telkonet’s iWire SystemTM product suite complies with the FCC technical requirements for Class A and Class B digital devices. No further testing of these devices is required and the devices may be manufactured and marketed for commercial and residential use. Additional devices designed by the Company for commercial and residential use will be subject to the FCC rules for unlicensed digital devices. Moreover, if in the future, the FCC changes its technical requirements for unlicensed digital devices, further testing and/or modifications of devices may be necessary. Failure to comply with any FCC technical requirements could impair the Company’s ability to sell its products in certain markets and could have a negative impact on its business and results of operations.

Products sold by the Company’s competitors could become more popular than the Company’s products or render the Company’s products obsolete.

The market for powerline communications products is highly competitive. The HomePlug(TM) Powerline Alliance has grown over the past year and now includes many well recognized brands in the networking and communications industries. These include Linksys (a Cisco company), Intel, GE, Motorola, Netgear, Sony and Samsung. With the exception of Motorola, who recently introduced a commercial product, these companies do not presently represent a direct competitive threat to the Company since they only market and sell their products in the residential sector. There can be no assurance that other companies will not develop PLC products that compete with the Company’s products in the future. Some of these potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These potential competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than the Company can. As a result, the Company may not be able to compete successfully with these potential competitors and these potential competitors may develop or market technologies and products that are more widely accepted than those being developed by the Company or that would render the Company’s products obsolete or noncompetitive. The Company anticipates that potential competitors will also intensify their efforts to penetrate the Company’s target markets. These potential competitors may have more advanced technology, more extensive distribution channels, stronger brand names, bigger promotional budgets and larger customer bases than the Company does. These companies could devote more capital resources to develop, manufacture and market competing products than the Company could. If any of these companies are successful in competing against the Company, its sales could decline, its margins could be negatively impacted, and the Company could lose market share, any of which could seriously harm the Company’s business and results of operations.

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

Any acquisitions we make could result in difficulties in successfully managing our business and consequently harm our financial condition.

We may seek to expand by acquiring competing businesses in our current or other geographic markets, including as a means to acquire spectrum. We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments that might be required. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities available to us and may lead to higher acquisition prices. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, without substantial costs, delays or other operational or financial difficulties. In addition, acquisitions involve a number of other risks, including:

•	failure of the acquired businesses to achieve expected results;

•	diversion of management’s attention and resources to acquisitions;

•	failure to retain key customers or personnel of the acquired businesses;

•	disappointing quality or functionality of acquired equipment and people: and

•	risks associated with unanticipated events, liabilities or contingencies.

Client dissatisfaction or performance problems at a single acquired business could negatively affect our reputation. The inability to acquire businesses on reasonable terms or successfully integrate and manage acquired companies, or the occurrence of performance problems at acquired companies, could result in dilution, unfavorable accounting treatment or one-time charges and difficulties in successfully managing our business.

Our inability to obtain capital, use internally generated cash or debt, or use shares of our common stock to finance future acquisitions could impair the growth and expansion of our business.

Reliance on internally generated cash or debt to finance our operations or complete acquisitions could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of our common stock to consummate acquisitions will depend on our market value which will vary, and liquidity. Using shares of our common stock for this purpose also may result in significant dilution to our then existing stockholders. To the extent that we are unable to use our common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital through debt or additional equity financings. No assurance can be given that we will be able to obtain the necessary capital to finance any acquisitions or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion or redirect resources committed to internal purposes. In addition to requiring funding for acquisitions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to: (i) obtain additional capital on acceptable terms; (ii) use internally generated cash or debt to complete acquisitions because it significantly limits our operational or financial flexibility; or (iii) use shares of our common stock to make future acquisitions, may hinder our ability to actively pursue our acquisition program.

We rely on a limited number of third party suppliers. If these companies fail to perform or experience delays, shortages, or increased demand for their products or services, we may face shortages, increased costs, and may be required to suspend deployment of our products and services.

We depend on a limited number of third party suppliers to provide the components and the equipment required to deliver our solutions. If these providers fail to perform their obligations under our agreements with them or we are unable to renew these agreements, we may be forced to suspend the sale and deployment of our products and services and enrollment of new customers, which would have an adverse effect on our business, prospects, financial condition and operating results.

Our management and operational systems might be inadequate to handle our potential growth.

We may experience growth that could place a significant strain upon our management and operational systems and resources. Failure to manage our growth effectively could have a material adverse effect upon our business, results of operations and financial condition. Our ability to compete effectively as a provider of PLC technology and a provider of digital satellite television and high-speed Internet products and services and to manage future growth will require us to continue to improve our operational systems, organization and financial and management controls, reporting systems and procedures. We may fail to make these improvements effectively. Additionally, our efforts to make these improvements may divert the focus of our personnel. We must integrate our key executives into a cohesive management team to expand our business. If new hires perform poorly, or if we are unsuccessful in hiring, training and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the growth we will need to increase our operational and financial systems, procedures and controls. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We may not be able to effectively manage such growth, and failure to do so could have a material adverse effect on our business, financial condition and results of operations

We may be affected if the United States participates in wars or military or other action or by international terrorism.

Involvement in a war or other military action or acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in (i) delays or cancellations of customer orders, (ii) a general decrease in consumer spending on information technology, (iii) our inability to effectively market and distribute our services or products or (iv) our inability to access capital markets, our business and results of operations could be materially and adversely affected. We are unable to predict whether the involvement in a war or other military action will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on its business, results of operations, or financial condition.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

The Company presently leases 11,600 square feet of commercial office space in Germantown, Maryland for its corporate headquarters. The Germantown lease expires in November 2010. The Company is currently planning to increase the office space of its Germantown headquarters by approximately 6,000 square feet in April 2007 in conjunction with a corporate initiative to consolidate office space.

The Company also leases 1,800 square feet of office space in White Marsh, Maryland, where it operates a portion of its sales and marketing activities. The White Marsh lease expires in May 2007.

In March 2005, the Company entered into a lease agreement for 6,742 square feet of commercial office space in Crystal City, Virginia. The Crystal City lease expires in March 2008. In February 2007, the Company executed a sublease for this space commencing in April 2007 through the expiration of the lease in March 2008.

In conjunction with the January 2006 acquisition of MST, the Company presently leases 12,600 square feet of commercial office space in Hawthorne, New Jersey for its office and warehouse spaces. This lease expires in April 2010 with an option to extend the lease an additional five years.

Following the acquisitions of SSI and Ethostream the Company assumed leases on 9,000 square feet of office space in Las Vegas, NV for the SSI office and warehouse space on a month to month basis and 4,100 square feet of office space in Milwaukee, WI for Ethostream and this lease expires in May 2011.

ITEM 3.     LEGAL PROCEEDINGS.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 8, 2006, the Company held its annual meeting of stockholders at which the Company’s stockholders elected seven (7) directors to serve on the Company’s Board of Directors and ratified the appointment of the Company’s independent accountants for 2006. The following directors were elected at the annual meeting based on the number of votes indicated below. Each director was elected to serve until the next annual meeting of stockholders or until his successor is elected and qualified.

Director Name	For	Against	Abstain	Broker Non-votes
Warren V. Musser	45,352,150	0	1,520,291	0
Ronald W. Pickett	45,343,879	0	1,526,562	0
Stephen L. Sadle	45,399,903	0	1,472,538	0
Thomas C. Lynch	46,385,473	0	486,968	0
James L. Peeler	46,376,673	0	495,768	0
Thomas M. Hall	46,423,873	0	448,568	0
Seth D. Blumenfeld	45,392,739	0	1,479,702	0

The other matters presented at the meeting were approved by the Company’s stockholders as follows:

Matter Voted Upon	For	Against	Abstain	Broker Non-votes
Ratification of Telkonet’s Amended and Restated Stock Incentive Plan	12,119,456	2,641,084	222,197	31,889,704
Ratification of Independent Accountants	46,555,175	142,308	174,958	0

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On January 24, 2004, the Company’s common stock was listed for trading on the American Stock Exchange (AMEX) under the ticker symbol “TKO.” Prior to January 24, 2004, the Company’s common stock was quoted on the OTC Bulletin Board under the symbol “TLKO.OB.” As of March 1, 2007, the Company had 216 stockholders of record and 57,002,301 shares of its common stock issued and outstanding.

The following table documents the high and low sales prices for the Company’s common stock on the AMEX for the period beginning January 1, 2005 through December 31, 2006. The information provided for the periods listed below was obtained from the Yahoo! Finance web site.

	High	Low
Year Ended December 31, 2006
First Quarter	$4.51	$3.35
Second Quarter	$4.49	$2.46
Third Quarter	$3.50	$1.65
Fourth Quarter	$3.27	$2.32
Year Ended December 31, 2005
First Quarter	$6.85	$3.66
Second Quarter	$5.34	$2.61
Third Quarter	$5.60	$3.11
Fourth Quarter	$5.23	$3.51

The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Performance Graph

Set forth below is a line graph comparing the cumulative total return on Telkonet’s common stock against the cumulative total return of the Market Index for the American Stock Exchange (U.S.) (“AMEX”) and for the peer group “Communications Services, within the Standard Industrial Classification Code category, (SIC) Code 4899”, for the period beginning August 15, 2002 and each fiscal year ending December 31 thereafter through the fiscal year ended December 31, 2006. Because Telkonet’s common stock was not widely traded prior to August 15, 2002, the graph does not show the total return on Telkonet’s common stock prior to August 15, 2002. The total returns assume $100 invested on August 15, 2002 with reinvestment of dividends.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last 5 years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K.

	Year Ended December 31,
(in thousands, except per share amounts)	2006	2005	2004	2003	2002
Total revenues	$5,181	$2,488	$698	$94	$—

Operating loss	(17,563)	(15,307)	(13,112)	(6,564)	(3,155)

Net loss	(27,437)	(15,778)	(13,093)	(7,657)	(3,778)

Loss per share - basic	(0.54)	(0.35)	(0.32)	(0.37)	(.22)

Loss per share - diluted	(0.54)	(0.35)	(0.32)	(0.37)	(.22)

Basic weighted average common shares outstanding	50,824	44,743	41,384	20,702	17,120

Diluted weighted average common shares outstanding	50,824	44,743	41,384	20,702	17,120

Working capital	(531)	12,061	12,672	5,296	(894)

Total assets	12,517	23,291	15,493	6,176	295

Short-term borrowings and current portion of long-term debt	—	6,350	—	15	310

Long-term debt, net of current portion	—	9,617	588	3,132	863

Stockholders’ equity (deficiency)	8,135	5,315	13,646	2,388	(1,527)

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

The Company reports financial results for the following operating business segments:

Telkonet

Through the revolutionary Telkonet iWire System™ , Telkonet utilizes proven PLC technology to deliver commercial high-speed Broadband access from an IP “platform” that is easy to deploy, reliable and cost-effective by leveraging a building’s existing electrical infrastructure. The building’s existing electrical wiring becomes the backbone of the local area network, which converts virtually every electrical outlet into a high-speed data port, without the costly installation of additional wiring or major disruption of business activity. The segment’s net sales in 2006 were $3,425,525, representing 66% of the Company’s consolidated net sales.

MST

MST is a communications service provider offering Quad-Play services to MTU and MDU residential, hospitality and commercial properties. These Quad-Play services include video, voice, high-speed internet and wireless fidelity (“Wi-Fi”) access. In addition, MST currently offers or plans to offer a variety of next-generation telecommunications solutions and services, including satellite installation, video conferencing, surveillance/security and energy management, and other complementary professional services. The segments’ net sales upon acquisition for the period February 1 through December 31, 2006 were $1,755,803, representing 34% of the Company’s consolidated net sales.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to revenue recognition, guarantees and product warranties and stock based compensation. We base our estimates on historical experience, underlying run rates and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

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

MST accounts for the revenue, costs and expense related to residential cable services as the related services are performed in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs have exceeded installation revenue in all reported periods. Generally, credit risk is managed by disconnecting services to customers who are delinquent.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The Company’s guarantees issued subject to the recognition and disclosure requirements of FIN 45 as of December 31, 2006 and 2005 were not material. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the year ended December 31, 2006, the Company experienced approximately 3% percent of units returned. Using this experience factor a reserve of $23,300 was accrued. Prior to the fiscal year of 2005, the Company had not established historical ratio of claims, and the cost of replacing defective products and product returns were immaterial and within management's expectations, accordingly there were no warranties provided with the purchase of the Company's products during the year ended December 31, 2004.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $1,080,895, net of tax effect.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

The Company’s revenue consists of direct product sales and a recurring (lease) model in the commercial, government and international markets of the Telkonet Segment. Additionally, the MST Segment consists of eleven months of revenue from date of acquisition through December 31, 2006 providing certain Quad-Play services. The table below outlines product versus recurring (lease) revenues for comparable periods:

	Year ended December 31,
Revenue:	2006		2005		Variance

Product	$3,092,967	60%	$1,769,727	71%	$1,323,240	75%
Rental (lease)	2,088,361	40%	718,596	29%	1,369,765	191%
Total	5,181,328	100%	$2,488,323	100%	2,693,005	108%

Product Revenue

Product revenue in the Telkonet Segment increased approximately $800,000, excluding the sale of certain rental contract agreements to HLC, for the year ended December 31, 2006, and the MST Segment revenue amounted to approximately $280,000 in installation and ancillary services provided to customers for the eleven months ended December 31, 2006. The Telkonet Segment revenue principally arises from the sale of iBridges and other Telkonet iWire SystemTM components directly to customers. Revenues to date have been principally derived from the Commercial (Hospitality and Multi-Dwelling) and International business units. The Telkonet Segment anticipates continued growth in Commercial and International product revenue in the Value Added Reseller (VAR) purchase programs. The Telkonet Segment expanded its international sales and marketing efforts upon receiving its European certification (CE). The Company has received the FIPS 140-2 certification and continues to pursue opportunities within the government sector. The Company has extended its iWire SystemTM to included energy information, management and control solutions for residential and commercial buildings.

In the year ended December 31, 2006 and 2005, Telkonet consummated a non-recourse sale of certain rental contract agreements and the related capitalized equipment which were accounted for as operating leases with Hospitality Leasing Corporation. The remaining rental income payments of the contracts were valued at approximately $1,209,000 and $732,000 including the customer support component of approximately $370,000 and $205,000 which Telkonet will retain and continue to receive monthly customer support payments over the remaining average unexpired lease term of 36 and 26 months, respectively. In the years ending December 31, 2006 and 2005, the Company recognized revenue of approximately $683,000 and $439,000, respectively, for the sale, calculated based on the present value of total unpaid rental payments, and expensed the associated capitalized equipment cost, net of depreciation, of approximately $340,000 and $267,000, respectively, and expensed associated taxes of approximately $64,000 and $40,000, respectively.

Rental (lease)Revenue

A significant increase in the overall recurring revenue was attributable to the addition of the MST segment subscriber base in February 2006 and amounted to approximately $1,476,000 for the eleven months ended December 31, 2006. The MST Segment subscriber portfolio in includes approximately 20 MDU properties with service bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. The Telkonet Segment rental (lease) revenue decreased by $95,000 in the year ended December 31, 2006 compared to the prior year primarily due to the sale of rental contracts to Hospitality Leasing Corporation (HLC) and the VAR purchase program sales effort.

Cost of Sales

	Year ended December 31,
Cost of Sales:	2006		2005		Variance

Product	$2,062,399	67%	$1,183,574	67%	$878,825	74%
Rental (lease)	2,418,260	116%	533,605	74%	1,884,655	353%
Total	4,480,659	86%	$1,717,179	69%	2,763,480	161%

Product Costs

The Telkonet Segment product cost for the Telkonet iWire SystemTM product suite primarily includes equipment costs and installation labor. The related product cost in connection with the non-recourse sale of approximately $1,209,000 of rental contract agreements amounted to approximately $347,000 of previously capitalized equipment cost and other related cost.

The MST product costs primarily consist of equipment and installation labor for installation and ancillary services provided to customers.

Rental (lease) Costs

MST segment recurring costs primarily represent customer support, programming and amortization of the capitalized costs to support the subscriber revenue.  Although MST's programming fees are a significant portion of the cost, MST continues to pursue competitve agreements and volume discounts in conjunction with the growth of the subscriber base. The customer support costs for the year ended December 31, 2006 include build-out of the support services necessary for the anticipated increase in subscribers in metropolitan New York. The capitalized costs are amortized over the lease term and include equipment and installation labor. The Telkonet Segment recurring costs increased for the year ended December 31, 2006 compared to the prior year due to an increase in the number of iBridges supported and through the utilization of an out-sourced Tier I call center which was initiated in July 2005.

Gross Profit

	Year ended December 31,
Gross Profit:	2006		2005		Variance

Product	$1,030,568	33%	$586,153	33%	$444,415	76%
Rental (lease)	(329,899)	-16%	184,991	26%	(514,890)	-278%
Total	700,669	14%	771,144	31%	(70,475)	-9%

Product Gross Profit

The increase of Telkonet gross profit for the year 2006 associated with product revenues over the prior year offsets by ancillary services provided by MST.

Rental (lease) Gross Profit

Telkonet gross profit associated with recurring (lease) revenue decreased as a result of the sale of rental contracts to Hospitality Leasing Corporation (HLC) resulting in a decrease in recurring (lease) revenue which was more than offset by increased customer support services related to the increased number of iBridges supported. As MST develops the infrastructure and continues to build-out the subscriber base, the gross margins were $417,664 or -28% for the 11 months end December 31, 2006, primarily due to programming costs and the support infrastructure. MST anticipates increased margins in 2007 as the projected new subscriber base absorbs the current infrastructure.

Operating Expenses

	Year ended December 31,
	2006	2005	Variance

Total	18,263,255	$16,077,912	2,185,343	14%

Overall expenses increased for the year ended December 31, 2006 over the comparable period in 2005 by $2,185,343 or 14%. Of this increase, operating expenses related to the acquisition of MST represented $2,632,449 and were principally due to salary and other operating costs related to the build-out of the “Quad Play” subscriber infrastructure, including managerial and back-office support personnel, professional fees and the amortization of MST’s intangible assets.  Additionally, the Telkonet operating expenses decreased for the year ended December 31, 2006 due to a reduction in research and development costs as well as a cost incurred in 2005 for the impairment of Telkonet’s investment in Amperion.

Product Research and Development

	Year ended December 31,
	2006	2005	Variance

Total	$1,925,746	$2,096,104	$(170,358)	-8%

Telkonet’s research and development costs related to both present and future products are expensed in the period incurred. Total expenses for the year ended December 31, 2006 decreased over the comparable prior year by $170,358 or -8%. This decrease was primarily related to costs associated to CE, FIPS 140-2 and other required certifications of the Company’s product that were incurred in 2005.

Selling, General and Administrative

	Year ended December 31,
	2006	2005	Variance

Total	$14,346,364	$12,041,661	$2,304,703	19%

Selling, general and administrative expenses increased for the year ended December 31, 2006 over the comparable prior year by $2,304,703 or 19%. This increase is attributed to the administrative expenses associated with the acquisition of MST such as payroll costs, advertising, trade shows, facility costs and professional fees. Also, the selling, general and administrative expenses for Telkonet have remained approximately the same as the prior year.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Telkonet’s revenue consists of direct product sales and a rental (lease) model in the commercial, government and international markets. The table below outlines product versus rental (lease) revenues for comparable periods:

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

Cost of Sales

	Year ended December 31,
Cost of Sales:	2005		2004		Variance

Product	$1,183,574	67%	$459,225	96%	$724,349	158%
Rental (lease)	533,605	74%	83,634	38%	449,971	538%
Total	$1,717,179	695	$542,859	78%	$1,174,320	216%

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

Liquidity and Capital Resources

Working Capital

Our working capital surplus decreased by $12,591,438 during the twelve months ended December 31, 2006 from a working capital surplus of $12,060,807 at December 31, 2005 to a working capital deficit of $(530,631) at December 31, 2006. The decrease in working capital for the twelve months ended December 31, 2006, is due to a combination of factors, of which the significant factors are set out below:

•	Cash had a net decrease from working capital by $6,778,042 for the period ended December 31, 2006. The most significant uses of cash are as follows:
o	Approximately $13,972,000 of cash consumed directly in operating activities, including interest paid of $991,000
o	Principal repayments, in cash, of Senior Convertible Debentures and Senior notes amounted to $7,750,000 and $100,000, respectively
o
The cash payments in the acquisition of MST amounted to approximately $958,000, net of acquired cash, and as part of the acquisition the MST debt payoff amounted to approximately $410,000—see discussion of MST acquisition below;

o	An offsetting amount of approximately $2,740,000 related to the impact of proceeds from stock options and warrant exercises
o	An additional offsetting amount from the sale of 2,400,000 shares of common stock at $2.50 per share for an aggregate purchase price of $6,000,000
o	Approximately $2,324,000 was expended on net purchases of capitalized cost and fixed assets.

•
The acquisition of MST included a second installment of $900,000 payable in January 2007 and at acquisition $400,000 of potential income tax exposure was accrued in accounts payable and accrued liabilities.

Of the total $3,766,079 in current assets as of December 31, 2006, cash represented $1,644,037. Of the total $20,377,956 in current assets as of December 31, 2005, cash represented $8,422,079, and Restricted Certificate of Deposit represented $10,000,000.

Senior Notes

In 2003, the Company issued Senior Notes to Company officers, shareholders, and sophisticated investors in exchange for $5,000,000, exclusive of placement costs and fees. The remaining outstanding senior note of $100,000 matured and was repaid in June 2006.

Convertible Senior Notes

In October 2005, the Company completed an offering of convertible senior notes (the “Notes”) in the aggregate principal amount of $20 million. The capital raised in the Note offering was used for general working capital purposes. The Notes bore interest at a rate of 7.25%, payable in cash, and called for monthly principal installments beginning March 1, 2006. The maturity date was 3 years from the date of issuance of the Notes. The Noteholders were entitled, at any time, to convert any portion of the outstanding and unpaid Conversion Amount into shares of Company common stock. At the option of the Company, the principal payments could be paid either in cash or in common stock. Upon conversion into common stock, the value of the stock was determined by the lower of $5 or 92.5% of the average recent market price. The Company also issued one million warrants to the Noteholders exercisable for five years at $5 per share. At any time after six months, should the stock trade at or above $8.75 for 20 of 30 consecutive trading days, the Company could cause a mandatory redemption and conversion to shares at $5 per share. At any time, the Company was entitled to pre-pay the notes with cash or common stock. If the Company elected to use common stock to pre-pay the Notes, the price of the common stock would be deemed to be the lower of $5 or 92.5% of the average recent market price. If the Company prepaid the Notes other than by mandatory conversion, the Company was obligated to issue additional warrants to the Noteholders covering 65% of the amount pre-paid at a strike price of $5 per share. In addition to standard financial covenants, the Company agreed to maintain a letter of credit in favor of the Noteholders equal to $10 million. Once the principal amount outstanding on the notes declined below $15 million, the balance on the letter of credit was reduced by $.50 for every $1 amortized.

These notes were repaid on August 14, 2006 as discussed in greater detail below under “Early Extinguishment of Debt.”

Principal Payments of Debt

For the period of January 1, 2006 through August 14, 2006, the Company paid down principal of $1,250,000 in cash and issued an aggregate of 4,226,246 shares of common stock in connection with the conversion of $10,821,686 aggregate principal amount of the Senior Convertible Notes. Pursuant to the note agreement, the Company issued an additional 1,081,820 warrants to the Noteholders covering 65% of the $8,321,686 accelerated principal at a strike price of $5 per share.

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

Early Extinguishment of Debt

On August 14, 2006, the Company executed separate settlement agreements with the lenders of its Convertible Senior Notes. Pursuant to the settlement agreements the Company paid to the lenders in the aggregate $9,910,392 plus accrued but unpaid interest of $23,951 and certain premiums specified in the Notes in satisfaction of the amounts then outstanding under the Notes. Of the amount to be paid to the lenders under the Notes, $6,500,000 was paid in cash through a drawdown on a letter of credit previously pledged as collateral for the Company’s obligations under the Notes. The remaining note balance of $1,428,314 and a Redemption Premium of $1,982,078, calculated as 25% of remaining principal, was paid to the lenders in shares of Company’s common stock valued at the lower of $5.00 per share and 92.5% of the arithmetic average of the weighted average price of the Company’s common stock on the American Stock Exchange for the twenty trading days beginning on August 16, 2006. The Company also issued 862,452 warrants to purchase shares of the Company’s common stock at the exercise price of the lower of $2.58 per share and 92.5% of the average trading price as described above. The Company has accounted for the Redemption Premium and the additional warrants issued as non-cash early extinguishment of debt expense during the year ended December 31, 2006.

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

The settlement agreements provide that the number of shares issued to the noteholders shall be adjusted based upon the arithmetic average of the weighted average price of the Company’s common stock on the American Stock Exchange for the twenty trading days immediately following the settlement date.  The Company has concluded that, based upon the weighted average of the Company's common stock between August 16, 2006 and September 13, 2006, the Company is entitled to a refund from the two noteholders.  One of the noteholders has informed the Company that it does not believe such a refund is required.  As a result, the Company has declined to deliver to the noteholders certain stock purchase warrants issued to them pursuant to the settlement agreements pending resolution of this disagreement. One of the noteholders has alleged that the Company has failed to satisfy its obligations under the settlement agreement by failing to deliver the warrants. In addition, the noteholder maintains that the Company has breached certain provisions of the registration rights agreement and, as a result of such breach, such noteholder claims that it is entitled to receive liquidated damages from the Company. As of March 15, 2007, no legal claim has been filed by the noteholder.

Acquisition of Microwave Satellite Technologies, Inc.

On January 31, 2006, the Company acquired a 90% interest in MST from Frank Matarazzo, the sole stockholder of MST in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000. The cash portion of the purchase price was paid in two installments, $900,000 at closing and $900,000 in February 2007. The stock portion is payable from shares which will be held in escrow, 400,000 shares of which were paid at closing and the remaining 1,200,000 shares of which shall be issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. In the period ended December 31, 2006, the Company issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to goodwill. In the event the Company’s common stock price is below $4.50 per share upon issuance of the shares from escrow, a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million. As of December 31, 2006, the Company’s common stock price was below $4.50. To the extent that the market price of Company’s common stock is below $4.50 per share upon issuance of the shares from escrow, the number of shares issuable on conversion is ratably increased, which could result in further dilution of the Company’s stockholders.

Acquisition of Smart Systems International (SSI)

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $7,000,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. The Company is obligated to register the stock portion of the purchase price on or before May 15, 2007 and 1,090,000 shares are being held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement may be satisfied. The aggregate number of shares held in escrow is subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.

Acquisition of Ethostream, LLC

On March 15, 2007, the Company acquired 100% of the outstanding membership units of Ethostream, LLC, a network solutions integration company that offers installation, sales and service to the hospitality industry. The Ethostream acquisition will enable Telkonet to provide installation and support for PLC products and third party applications to customers across North America. The purchase price of $11,756,097 was comprised of $2.0 million in cash and 3,459,609 shares of the Company’s common stock. The entire stock portion of the purchase price is being held in escrow to satisfy certain potential indemnification obligations of the sellers under the purchase agreement. The shares held in escrow are distributable over the three years following the closing. The aggregate number of shares issuable to the sellers is subject to downward adjustment in the event the Company’s common stock trades at or above a price of $4.50 per share for twenty consecutive trading days during the one year period following the closing.

Proceeds from the issuance of common stock

During the twelve months ended December 31, 2006, the Company received $2,684,663 from the exercise of employee and non-employee stock options and $55,138 from the exercise of warrants.

During the twelve months ended December 31, 2006, the Company issued 2,400,000 shares of common stock valued at $2.50 per share for an aggregate purchase price of $6,000,000. The Company also issued to this investor warrants to purchase 1.56 million shares of its common stock at an exercise price of $4.17 per share.

In February 2007, the Company issued 4,000,000 shares of common stock valued at $2.50 per share for an aggregate purchase price of $10,000,000. The Company also issued to this investor warrants to purchase 2.6 million shares of its common stock at an exercise price of $4.17 per share.

Cash flow analysis

Cash utilized in operating activities was $13,971,529 during the year ended December 31, 2006 compared to $12,086,032 and $9,583,560 during the years ended December 31, 2005 and 2004, respectively. The primary use of cash during the twelve months ended December 31, 2006 was net operating expenses of the Company of $12,980,683 and interest expense payments of $990,846.

The Company was provided and utilized cash for investing activities $6,717,442 and $10,925,719 during the twelve months ended December 31, 2006 and 2005, respectively. During the period ended December 31, 2006, the proceeds from the release of funds from the Restricted Certificate of Deposit provided $10,000,000 in conjunction with the conversion and settlement agreement with the lenders under the Company’s Convertible Senior Notes. The expenditures were primarily the result of the acquisition of MST in January 2006 of $958,438, net of acquired cash. Additionally, cost of equipment under operating leases amounted to $1,589,188, net of proceeds from sale of certain equipment under operating lease of $350,571, and $458,271 for the December 31, 2006 and 2005, respectively. Furthermore, purchases of property and equipment amounted to $734,888 and $336,448 for the year ended December 31, 2006 and 2005, respectively.

The Company was provided cash in financing activities of $476,045 and $19,595,128 during the year ended December 31, 2006 and 2005, respectively. The financing activities represent proceeds from the sale of 2,400,000 shares of common stock at $2.50 per share for an aggregate purchase price of $6,000,000 during the twelve months ended December 31, 2006. Additionally, the financing activities represent proceeds from the exercise of stock options and warrants of $2,739,801 and $1,174,538 during the years ended December 31, 2006 and 2005, respectively. The proceeds of the financing activities were offset by repayment of debt principal of $8,263,756 in 2006, including $7,750,000 of principal payments in conjunction with the conversion and settlement agreement with the lenders under the Company’s Convertible Senior Notes and approximately $410,000 in conjunction with the acquisition of MST.

The Company believes it has sufficient access to capital to meet its working capital requirements through the remainder of 2007 in available cash and in cash generated from operations. Additional financing may be required in order to meet growth opportunities in financing and/or investing activities. If additional capital is required and the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to the Company, this could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.

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

Acquisition or Disposition of Plant and Equipment

During the year ended December 31, 2006, fixed assets increased $1,169,899 or 112% primarily from the addition of the MST Segment assets acquired on January 31, 2006 of approximately $435,000 and approximately $674,000 of equipment purchase for the MST build-out. The remainder related to computer equipment and peripherals used in day-to-day operations. The Company anticipates significant expenditures in the MST Segment to continue the build-out the head-end equipment, IPTV and other related projects. The Telkonet segment does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

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

Following the acquisitions of SSI and Ethostream, the Company assumed leases on 9,000 square feet of office space in Las Vegas, NV for the SSI office and warehouse space on a month to month basis and 4,100 square feet of office space in Milwaukee, WI for Ethostream and this lease expires in May 2011.

New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements and management believes that the adoption of SFAS 157 will not have a significant impact on its consolidated results of operations or financial position.

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

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$900,000	$900,000	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	$1,117,663	$421,804	$518,909	$176,950	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	-	-	-	-	-
Total	$2,017,663	$1,321,804	$518,909	$176,950	-

(1) Operating lease obligations includes approximately $266,872 of future lease obligations, primarily related to office and warehouse space, in conjunction with the January 2006 acquisition of Microwave Satellite Technologies, Inc.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Short Term Investments

We held no marketable securities as of December 31, 2006. Our excess cash is held in money market accounts in a bank and brokerage firms both of which are nationally ranked top tier firms with an average return of approximately 400 basis points. Due to the conservative nature of our investment portfolio, an increase or decrease of 100 basis points in interest rates would not have a material effect on our results of operations or the fair value of our portfolio.

Investments in Privately Held Companies

We have invested in privately held companies, which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As a result, we could lose our entire initial investment in these companies. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of these companies and none is expected to develop. These investments are carried at cost, which as of March 1, 2007 was $131,044 and $8,000 in BPL Global and Amperion, respectively, and at December 31, 2006, are recorded in other assets in the Consolidated Balance Sheets. The Company determined that its investment in Amperion was impaired based upon forecasted discounted cash flow. Accordingly, the Company wrote-off 80%, or $400,000 and 92%, or $92,000, of the carrying value of its investment through a charge to operations during the years ended December 31, 2005 and 2006, respectively. The fair value of the Company’s investment in BPL Global, remained at $131,044 as of December 31, 2006.

ITEM 8.     FINANCIAL STATEMENTS.

See the Financial Statements and Notes thereto commencing on Page F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance (principal accounting officer), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, the Chief Executive Officer and the Vice President of Finance concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. During the fourth quarter of 2006, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report On Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that the Company’s receipts and expenditures are being made only in accordance with authorization of management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s management, including its principal executive and principal financial officers, the Company assessed, as of December 31, 2006, the effectiveness of its internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

The Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006 has been audited by Russell Bedford Stefanou Mirchandani LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Telkonet, Inc.
Germantown, MD

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Telkonet, Inc. and its subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Telkonet, Inc. and its wholly-owned subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Telkonet, Inc. and its subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006, of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's adoption of the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", effective January 1, 2006.

            /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

            Russell Bedford Stefanou Mirchandani LLP
            Certified Public Accountants

McLean, Virginia
March 15, 2007

ITEM 9B.     OTHER INFORMATION.

None.
PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table furnishes the information concerning the Company’s directors and officers during the fiscal year ended December 31, 2006. The directors of the Company are elected every year and serve until their successors are duly elected and qualified.

Name	Age	Title

Ronald W. Pickett	59	President, Director & Chief Executive Officer

Frank T. Matarazzo	45	President & Chief Executive Officer, Microwave Satellite Technologies, Inc.

Robert P. Crabb	59	Chief Marketing Officer

Stephen Sadle	61	Senior Vice President & Director

James Landry	51	Chief Technology Officer

Richard J. Leimbach	38	Vice President of Finance

Warren V. Musser	80	Chairman of the Board

Thomas C. Lynch	64	Director (1), (2)

Dr. Thomas M. Hall	55	Director (1), (2)

James L. “Lou” Peeler	73	Director (1), (2)

Seth Blumenfeld	66	Director
_________________________
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

Ronald W. Pickett—President, Chief Executive Officer & Director

Mr. Pickett has served as the Company’s Chief Executive Officer since January 2003. In addition, he has fostered the development of Telkonet since 1999 as the Company’s principal investor and co-Founder. He was the Founder, and for twenty years served as the Chairman of the Board and President of Medical Advisory Systems, Inc. (a company providing international medical services and pharmaceutical distribution) until its merger with Digital Angel Corporation (AMEX: DOC) in March 2002. A graduate of Gordon College, Mr. Pickett has engaged in various entrepreneurial activities for 35 years. Mr. Pickett has been a director of the Company since January 2003.

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

Robert P. Crabb—Chief Marketing Officer

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

Richard J. Leimbach—Vice President of Finance

Mr. Leimbach has served as the Vice President of Finance since June 2006, also served as Controller from January 2004 until June 2006. Mr. Leimbach is a certified public accountant with over thirteen years of public accounting and private industry experience. Prior to joining Telkonet, Mr. Leimbach was the Controller with Ultrabridge, Inc., an applications solution provider. Mr. Leimbach also served as Corporate Accounting Manager for Snyder Communications, Inc., a global provider of integrated marketing solutions.

Warren V. Musser—Chairman of the Board of Directors

Mr. Musser, has taken over 50 companies public during his distinguished and successful career as an entrepreneur, and is the founder and Chairman Emeritus of Safeguard Scientifics, Inc. (a high-tech venture capital company, formerly Safeguard Industries, Inc.). Mr. Musser is currently the Managing Director, The Musser Group (a business consulting firm) and Founder & President, Musser and Company, Inc. (an investment banking firm). In addition, Mr. Musser is a Director of Internet Capital Group, Inc. (a business-to-business venture capital company), and Mr. Musser is a Director and Vice Chairman of Nutri/System, Inc (Nasdaq:NRTI). (a weight management company) and Co-Chairman of Eastern Technology Council (a business advisory firm). Mr. Musser serves on a variety of civic, educational and charitable boards of directors, and serves as vice president of development, Cradle of Liberty Council, Boy Scouts of America; vice chairman of The Eastern Technology Council; and chairman of the Pennsylvania Partnership on Economic Education. Mr. Musser has been a director of the Company since January 2003.

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

Dr. Thomas M. Hall—Director

Dr. Hall is the Managing Member of Marrell Enterprises, LLC (a company that specializes in international business development).Dr. Hall also serves on the board of directors of Coris International SA (a Paris-based insurance services company with subsidiaries in 36 countries). For 12 years (until 2002), Dr. Hall was the chief executive officer of Medical Advisory Systems, Inc. (a company providing international medical services and pharmaceutical distribution). Dr. Hall holds a bachelor of science and a medical degree from the George Washington University and a master of international management degree from the University of Maryland. Dr. Hall has been a director of the Company since April 2004.

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

Audit Committee

The Company maintains an Audit Committee of the Board of Directors. For the year ended December 31, 2006, Messrs. Hall, Lynch and Peeler served on the Audit Committee. The Company’s Board of Directors has determined that each of Messrs. Hall, Lynch and Peeler is a “financial expert” as defined by Item 401 of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company’s Board of Directors also has determined that each of Messrs. Hall, Lynch and Peeler are “independent” as such term is defined in Section 121(A) of the AMEX Rules and Rule 10A-3 promulgated under the Securities Exchange Act of 1934. The Board of Directors has adopted an audit committee charter, which was ratified by the Company’s stockholders at the 2004 Annual Meeting of Stockholders.

Compensation Committee

The Company maintains a Compensation Committee of the Board of Directors. For the year ended December 31, 2006, Dr. Hall ad Messrs. Lynch and Peeler served on the Compensation Committee. The committee held 1 meeting during 2006.

Code of Ethics

The Board has approved, and Telkonet has adopted, a Code of Ethics that applies to all directors, officers and employees of Telkonet. A copy of the Company’s Code of Ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (filed with the Securities and Exchange Commission on March 30, 2004). In addition, the Company will provide a copy of its Code of Ethics free of charge upon request to any person submitting a written request to the Company’s Chief Executive Officer.

Beneficial Ownership SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain of our officers to file reports of holdings and transactions in shares of Telkonet common stock with the Securities and Exchange Commission. Based on our records and other information, we believe that in 2006 our directors and our officers who are subject to Section 16 met all applicable filing requirements.

ITEM 11.     EXECUTIVE COMPENSATION.
COMPENSATION COMMITTEE REPORT

The Compensation  Committee of the Board of Directors has reviewed and discussed the section of this Form 10-K entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the Committee has recommended to the Board that the section entitled “Compensation Discussion and Analysis,” be included in this Form 10-K for the fiscal year ended December 31, 2006.

Thomas M. Hall
Thomas C. Lynch
James L. Peeler

COMPENSATION DISCUSSION AND ANALYSIS

Oversight of Executive Compensation Program

The Compensation Committee of the Board of Directors oversees the Company’s compensation programs, which are designed specifically for the Company’s most senior executives officers, including the Chief Executive Officer, Chief Financial Officer and the other executive officers named in the Summary Compensation Table (collectively, the “named executive officers”). Additionally, the Compensation Committee is charged with the review and approval of all annual compensation decisions relating to named executive officers.

The Compensation Committee is composed of 3 independent, non-management members of the Board of Directors. Each year the Company reviews any and all relationships that each director has with the Company and the Board of Directors subsequently reviews these findings.

The responsibilities of the Compensation Committee, as stated in its charter, include the following:

•
annually review and approve for the CEO and the executive officers of the Company the annual base salary, the annual incentive bonus, including the specific goals and amount, equity compensation, employment agreements, severance arrangements, and change in control agreements/provisions, and any other benefits, compensation or arrangements.

•	make recommendations to the Board with respect to incentive compensation plans, including reservation of shares for issuance under employee benefit plans.

•
annually review and recommend to the Board of Directors for its approval the compensation, including cash, equity or other compensation, for members of the Board of Directors for their service as a member of the Board of Directors, a member of any committee of the Board of Directors, a Chair of any committee of the Board of Directors, and the Chairman of the Board of Directors.

•	annually review the performance of the Company’s Chief Executive Officer.

•
make recommendations to the Board of Directors on the Company’s executive compensation practices and policies, including the evaluation of performance by the Company’s executive officers and issues of management succession.

•	review the Company’s compliance with employee benefit plans.

•	make regular reports to the Board.

•	annually review and reassess the adequacy of the Compensation Committee charter and recommend any proposed changes to the Board for approval.

The Compensation Committee is also responsible for completing an annual report on executive compensation for inclusion in the Company's proxy statement. In addition to such annual report, the Compensation Committee maintains written minutes of its meetings, which minutes are filed with the minutes of the meetings of the Board.

Overview of Compensation Program

In order to recruit and retain the most qualified and competent individuals as senior executives, the Company strives to maintain a compensation program that is competitive in the global labor market. The purpose of the Company’s compensation program is to reward exceptional organizational and individual performance.

The following compensation objectives are considered in setting the compensation programs for our named executive officers:

•	drive and reward performance which supports the Company’s core values;

•	provide a percentage of total compensation that is “at-risk,” or variable, based on predetermined performance criteria;

•	design competitive total compensation and rewards programs to enhance the Company’s ability to attract and retain knowledgeable and experienced senior executives; and

•	set compensation and incentive levels that reflect competitive market practices.

Compensation Elements and Rationale

Compensation for Named Executive Officers Other than the CEO

Compensation for the named executive officers, other than the CEO, are made in the CEO’s sole and exclusive discretion. While the Compensation Committee provides its recommendations with respect to compensation for the named executive officers (other than the CEO) as described in greater detail below, the CEO is only required to consider the Compensation Committee’s recommendations, but is not bound by its findings.

Compensation for the Company’s CEO

To reward both short and long-term performance in the compensation program and in furtherance of the Company’s compensation objectives noted above, the Company’s compensation program for the CEO is based on the following objectives:

(i)	Performance Goals

The Compensation Committee believes that a significant portion of the CEO’s compensation should be tied not only to individual performance, but also to the Company’s performance as a whole measured against both financial and non-financial goals and objectives. During periods when performance meets or exceeds these established objectives, the CEO should be paid at or more than expected levels. When the Company’s performance does not meet key objectives, incentive award payments, if any, should be less than such levels.

(ii)	Incentive Compensation

A large portion of compensation should be paid in the form of short-term and long-term incentives, which are calculated and paid based primarily on financial measures of profitability and stockholder value creation. The CEO has the incentive of increasing Company profitability and stockholder return in order to earn a major portion of his compensation package.

(iii)	Competitive Compensation Program

The Compensation Committee reviews the compensation of chief executive officers at peer companies to ensure that the compensation program for the CEO is competitive. The Company believes that a competitive compensation program will enhance its ability to retain a capable CEO.

Financial Metrics Used in Compensation Programs

Several financial metrics are commonly referenced in defining Company performance for the CEO’s executive compensation. These metrics include quarterly metrics to target cash flow break even and specific revenue goals to define Company performance for purposes of setting the CEO’s compensation.

Compensation Benchmarking Relative to Market

The Company sets the CEO’s compensation by evaluating peer group companies. Peer group companies are chosen based on size, industry, annual revenue and whether they are publicly or privately held. Based on these criteria, the Compensation Committee has identified 29 companies in the Company’s peer group. These peer group companies include Catapult Communications Corp., Endwave Corp., Carrier Access Corp., Crystal Technology, Echelon Corp. and FiberTower Corp. The Compensation Committee has concluded that the CEO’s compensation falls within the 50th percentile of compensation for chief executive officers within the peer group companies.

Review of Senior Executive Performance

The Compensation Committee reviews, on an annual basis, each compensation package for the named executive officers. In each case, the Compensation Committee takes into account the scope of responsibilities and experience and balances these against competitive salary levels. The Compensation Committee has the opportunity to meet with the named executive officers at least once per year, which allows the Compensation Committee to form its own assessment of each individual’s performance. As indicated above, with the exception of the CEO, recommendations with respect to compensation packages for the named executive officers must be considered by the CEO in connection with establishing compensation for those named executive officers. However, the recommendations of the Compensation Committee with respect to the compensation paid to the named executive officers (other than the CEO) will not be binding on the CEO.

Components of the Executive Compensation Program

The Compensation Committee believes the total compensation and benefits program for named executive officers should consist of the following:

•	base salary;
•	stock incentive plan;
•	retirement, health and welfare benefits;
•	perquisites and perquisite allowance payments; and
•	termination benefits.

Base Salaries

With the exception of the CEO, whose compensation is set by the Compensation Committee and approved by the Board of Directors, base salaries and merit increases for the named executive officers are determined by the CEO in his discretion after consideration of a competitive analysis recommendation provided by the Compensation Committee. The Compensation Committee’s recommendation is formulated through the evaluation of the compensation of similar executives employed by companies in the Company’s peer group.

Stock Incentive Plan

Under the Company’s Stock Incentive Plan (the “Plan”) incentive stock options and non-qualified options to purchase shares of the Company’s common stock may be granted to key employees. An important objective of the long-term incentive program is to strengthen the relationship between the long-term value of the Company’s stock price and the potential financial gain for employees as well as the retention of senior management and key personnel. Stock options provide named executive officers with the opportunity to purchase the Company’s common stock at a price fixed on the grant date regardless of future market price. Stock options generally ratably vest on a quarterly basis and become exercisable over a five-year vesting period. A stock option becomes valuable only if the Company’s common stock price increases above the option exercise price (at which point the option will be deemed “in-the-money”) and the holder of the option remains employed during the period required for the option to “vest” thus, providing an incentive for an option holder to remain employed by the Company. In addition, stock options link a portion of an employee’s compensation to stockholders’ interests by providing an incentive to increase the market price of the Company stock.

The Company practice is that the exercise price for each stock option is equal to the fair market value on the date of grant. Under the terms of the Plan, the option price will not be less than the fair market value of the shares on the date of grant. Or in the case of a beneficial owner of more than 5.0% of the Company’s outstanding common stock on the date of grant, the option price will not be less than 110% of the fair market value of the shares on the date of grant.

There is a limited term in which Plan participants can exercise stock options, known as the “option term.” The option term is generally ten years from the date of grant. At the end of the option term, the right to purchase any unexercised options expires. Option holders generally forfeit any unvested options if their employment with the Company terminates.

Certain key executives may be a party to option agreements containing clauses that cause their options to become immediately and fully vested and exercisable upon a Change of Control, as defined in the Plan. Additionally, death or disability of the executive during his or her employment period may cause certain stock options to immediately vest and become exercisable per the terms outlined in the stock option award agreement.

The Compensation Committee awards options to named executive officers upon commencement of their employment with the Company, and for successfully acheiving or exceeding predetermined individual and Company performance goals. In determining whether to award stock options and the number of stock options granted to a named executive officer, the Compensation Committee reviews the compensation of executives at peer group companies to ensure that the compensation program is competitive.

Retirement, Health and Welfare Benefits

The Company offers a variety of health and welfare and retirement programs to all eligible employees. The named executive officers generally are eligible for the same benefit programs on the same basis as the rest of the broad-based employees. The Company’s health and welfare programs include medical, dental, vision, life, accidental death and disability, and short and long-term disability insurance. In addition to the foregoing, the named executive officers are eligible to participate in the Company’s 401(k) Profit Sharing Plan.

401(k) Profit Sharing Plan

Telkonet maintains a defined contribution profit sharing plan for employees (the “Telkonet 401(k)”) that is administered by a committee of trustees appointed by the Company. All Company employees are eligible to participate upon the completion of six months of employment, subject to minimum age requirements. Contributions by employees under the Telkonet 401(k) are immediately vested and each employee is eligible for distributions upon retirement, death or disability or termination of employment. Depending upon the circumstances, these payments may be made in installments or in a single lump sum.

MST maintains a defined contribution profit sharing plan for employees (the “MST 401(k)”) that is administered by a committee of trustees appointed by the Company. All Company employees are eligible to participate upon the completion of three months of employment, subject to minimum age requirements. Each year the Company makes a contribution to the MST 401(k) without regard to current or accumulated net profits of the Company. These contributions are allocated to participants in amounts of 100% of the participants’ contributions up to 1% of each participant’s gross pay, then 10% of the next 5% of each participant’s gross pay (a higher contribution percentage may be determined at the Company’s discretion). In addition, the Company makes a one-time, annual contribution of 3% of each participant’s gross pay to each participant’s contribution account in the MST 401(k) plan. Participants become vested in equal portions of their Company contribution account for each year of service until full vesting occurs upon the completion of six years of service. Distributions are made upon retirement, death or disability in a lump sum or in installments.

Perquisites

The Company leases a vehicle for the use of Telkonet's CEO. The operating lease will expire in September 2008. Additionally, in the first quarter of 2007 the Company began providing monthly car allowance stipends to certain executives of MST and Ethostream.

EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation for services in all capacities for the years ended December 31, 2006, 2005 and 2004 paid to our Chief Executive Officer, Vice President of Finance (principal financial officer) and the three other most highly compensated executive officers who were serving as such as of December 31, 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)(4)(5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Ronald W. Pickett	2006	$245,423	$0	$0	$0	$0	$0	$4,593 (3)	$250,016
President and Chief	2005	$102,340	$200,000	$163,319 (1)	$0	$0	$0	$0	$465,659
Executive Officer	2004	$100,089	$0	$107,779 (1)	$0	$0	$0	$0	$207,868

Frank T. Matarazzo	2006	$244,539	$9,615	$0	$0	$0	$0	$0	$254,154
President and Chief	2005	$0 (2)	$0	$0	$0	$0	$0	$0	$0 (2)
Executive Officer, MST	2004	$0 (2)	$0	$0	$0	$0	$0	$0	$0 (2)

Stephen L. Sadle	2006	$168,154	$6,610	$0	$0	$0	$0	$0	$174,764
Senior Vice President	2005	$171,872	$10,000	$0	$124,770	$0	$0	$0	$306,642
	2004	$171,983	$6,538	$0	$124,770	$0	$0	$0	$303,291

Richard J. Leimbach	2006	$111,231	$5,000	$0	$36,312	$0	$0	$0	$152,543
Vice President, Finance	2005	$102,340	$3,936	$0	$36,312	$0	$0	$0	$142,588
	2004	$76,147	$3,269	$0	$5,825	$0	$0	$0	$85,241

James F. Landry	2006	$174,886	$6,789	$0	$104,500	$0	$0	$0	$286,176
Chief Technology	2005	$176,508	$15,000	$0	$38,124	$0	$0	$0	$229,632
Officer	2004	$172,514	$15,000	$0	$44,958	$0	$0	$0	$232,499
____________________
(1) In each year ending December 31, 2005 and 2004, Mr. Pickett earned 36,000 shares issued under the Company’s Employee Stock Incentive Plan as additional compensation pursuant to his employment agreement. The fair market value of these shares upon issuance was $163,319, and $107,779, respectively.
(2) In January 2006, the Company acquired a 90% interest in MST, a corporation wholly owned by Frank T. Matarazzo, prior to the acquisition. No compensation was paid by Telkonet to Mr. Matarazzo for the years ended December 31, 2005, and 2004.
(3) In 2004 the following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 76% expected option life of 5.0 years and a risk-free interest rate of 1.35%.
(4) In 2005 the following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 71% expected option life of 5.0 years and a risk-free interest rate of 4.50%.
(5) In 2006 the following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 65% expected option life of 5.0 years and a risk-free interest rate of 5.0%.

Employment Agreements

Ronald W. Pickett, President and Chief Executive Officer, is employed pursuant to an employment agreement for an unspecified term that commenced January 30, 2003 and provides for an annual salary $100,000, 3,000 shares of the Company’s common stock per month for each month of his employment and bonuses and benefits based upon Telkonet’s internal policies. Mr. Pickett’s annual salary was increased to $102,340 on August 1, 2004 and he received a bonus of $200,000 for the year ended December 31, 2005. In January 2006, Mr. Pickett’s salary was increased to $250,000 with an incentive bonus up to $150,000. The incentive portion of the salary would be awarded based on the successful achievement of certain performance metrics aligned with the Company’s 2006 operating plan.

Frank T. Matarazzo, President and Chief Executive Officer, MST, is employed pursuant to an employment agreement for a three-year term that commenced February 1, 2006 and provides for an annual salary of $250,000 and bonuses and benefits based upon MST’s internal policies.

Robert P. Crabb, Chief Marketing Officer, is employed pursuant to an employment agreement for a three year term that commenced January 18, 2003 and provides for an annual salary of $120,000 and bonuses and benefits based upon Telkonet’s internal policies. Mr. Crabb’s annual salary was increased to $172,340 in 2004.

Stephen L. Sadle, Senior Vice President, is employed pursuant to an employment agreement for a three-year term that commenced January 18, 2003 and renewed for a one-year term through January 17, 2007 and provides for an annual salary of $130,000 and bonuses and benefits based upon Telkonet’s internal policies. Mr. Sadle’s annual salary was increased to $171,872 in 2004.

Richard J. Leimbach, Vice President of Finance, has been employed since January 26, 2004 with an annual salary of $102,340 and bonuses and benefits based upon Telkonet’s internal policies. Mr. Leimbach’s annual salary was increased to $130,000 in 2006.

James F. Landry, Chief Technology Officer, has been employed since September 24, 2001 with an annual salary of $160,000 with bonuses and benefits based upon Telkonet’s internal policies. Mr. Landry’s annual salary was increased to $176,508 in 2004.

Bill Dukes, President and CEO of Smart Systems International (an operating division of Telkonet), is employed pursuant to an employment agreement, dated March 9, 2007. Mr. Dukes’ employment agreement has a term of [one year] and provides for a base salary of [$250,000] per year and bonuses and benefits based upon Telkonet’s internal policies.

Robert Zirpoli, [Senior Engineer] of Smart Systems International (an operating division of Telkonet), is employed pursuant to an employment agreement, dated March 9, 2007. Mr. Zirpoli’s employment agreement has a term of [one year] and provides for a base salary of [$100,000] per year and bonuses and benefits based upon Telkonet’s internal policies.

Jason Tienor, Chief Executive Officer of Ethostream, LLC, is employed pursuant to an employment agreement, dated March 15, 2007. Mr. Tienor’s employment agreement has a term of three years, which may be extended by mutual agreement of the parties thereto, and provides for a base salary of $148,000.00 per year and bonuses and benefits based upon Telkonet’s internal policies.

Jeff Sobieski, Chief Financial Officer of Ethostream, LLC, is employed pursuant to an employment agreement, dated March 15, 2007. Mr. Sobieski’s employment agreement has a term of three years, which may be extended by mutual agreement of the parties thereto, and provides for a base salary of $148,000.00 per year and bonuses and benefits based upon Telkonet’s internal policies.

GRANT OF PLAN BASED AWARDS

There were no stock options or restricted stock awards granted in 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 29, 2006 for the named executive officers. The table also shows unvested and unearned stock awards (both time-based awards and performance-contingent) assuming a market value of $2.67 a share (the closing market price of the Company’s stock on December 29, 2006).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exerciseable	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald W. Pickett	-	-	-	N/A	N/A	-	-	-	-
Frank T. Matarazzo	-	-	-	N/A	N/A	-	-	-	-
Stephen L. Sadle	900,000	-	-	$1.00	1/1/2003	-	-	-	-
Richard J. Leimbach	32,500	55,000	-	(1)	(1)	-	-	-	-
James F. Landry	350,000	150,000	-	(2)	(2)	-	-	-	-

_________________

(1)
Includes 12,500 and 25,000 vested and unvested options, respectively, exerciseable at $2.59 per share with an expiration of 1/26/2014 and 20,000 and 30,000 vested and unvested options, respectively, exerciseable at $5.08 per share with an expiration of 1/1/2015.

(2)
Includes 250,000 fully vested options, exerciseable at $1.00 per share with expirations ranging from 12/3/2011 to 7/1/2013 and 100,000 and 150,000 vested and unvested options, respectively, exerciseable at $3.45 per share with an expiration of 5/1/2014.

OPTION EXERCISES AND STOCK VESTED

There were no options exercised by, or stock awards vested for the account of, the named executive officers during 2006.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

In January 2003, the Company entered into an Employment Agreement with Mr. Sadle pursuant to which, in the event of a change in control, Mr. Sadle will continue to receive salary and benefits for a period of thirty-six months following such change in control. All of Mr. Sadle’s options to purchase common stock will also immediately vest upon a change of control.

For purposes of Mr. Sadle’s Employment Agreement, the term "change in control" means the first to occur of the following events (a) any person or group of commonly controlled persons acquires, directly or indirectly, thirty percent (30%) or more of the voting control or value of the equity interests in the Company; or (b) the shareholders of the Company approve an agreement to merge or consolidate with another corporation or other entity resulting (whether separately or in connection with a series of transactions) in a change in ownership of twenty percent (20%) or more of the voting control or value of the equity interests in the Company, or an agreement to sell or otherwise dispose of all or substantially all of the Company's assets (including, without limitation, a plan of liquidation or dissolution), or otherwise approve of a fundamental alteration in the nature of the Company's business.

Rights under the Mr. Sadle’s Employment Agreement will be triggered in the event that, following a change in control, the executive’s employment with the Company is terminated for any reason or no reason.

If a change of control had occurred on January 1, 2007, Mr. Sadle would be entitled to the following as of such date:

$515,616 in salary as well as benefits paid on the employees behalf based upon Telkonet's internal policies for a period of 36 months.

Each of Mr. Tienor and Mr. Sobieski’s Employment Agreement obligate the Company to continue to pay each executive’s base salary and provide continued participation in employee benefit plans for the duration of the term of their employment agreements in the event such executive is terminated without “cause” by the Company or if the executive terminates his employment for “good reason.” “Cause” is defined as the occurrence of any of the following: (i) theft, fraud, embezzlement, or any other act of dishonesty by the executive; (ii) any material breach by the executive of any provision of the employment agreement which breach is not cured within a reasonable time (but not to exceed thirty (30) days after written notification thereof to the executive by Telkonet; (iii) any habitual neglect of duty or misconduct of the executive in discharging any of his duties and responsibilities under the employment agreement after a written demand for performance was delivered to the executive that specifically identified the manner in which the board believed the executive had failed to discharge his duties and responsibilities, and the executive failed to resume substantial performance of such duties and responsibilities on a continuous basis immediately following such demand; (iv) commission by the executive of a felony or any offense involving moral turpitude; or (v) any default of the executive’s obligations under the employment agreement, or any failure or refusal of the executive to comply with the policies, rules and regulations of Telkonet generally applicable to Telkonet employees, which default, failure or refusal is not cured within a reasonable time (but not to exceed thirty (30) days) after written notification thereof to the executive by Telkonet. If cause exists for termination, the executive shall be entitled to no further compensation, except for accrued leave and vacation and except as may be required by applicable law. “Good reason” is defined as the occurrence of any of the following: (i) any material adverse reduction in the scope of the executive’s authority or responsibilities; (ii) any reduction in the amount of the executive’s compensation or participation in any employee benefits; or (ii) the executive’s principal place of employment is actually or constructively moved to any office or other location 50 miles or more outside of Milwaukee, Wisconsin.

In the event Telkonet fails to renew the employment agreements upon expiration of the term, then Telkonet shall continue to pay the executive's base salary and provide the executive with continued participation in each employee benefit plan in which the executive participated immediately prior to expiration of the term for a period of three months following expiration of the term. Each of Messrs. Tienor and Sobieski have agreed to not to compete with the Company or solicit any Company employees for a period of one year following expiration or earlier termination of the employment agreements.

Each of Mr. Dukes’ and Mr. Zirpoli’s employment agreements obligate the Company to continue to pay the executive’s base salary and provide continued participation in each Company benefit plan for a period of three months following the termination of the executive’s employment without cause. In the event the executive is terminated “for cause,” or for engaging in any unethical, immoral or unprofessional conduct or violation of a Company policy, he shall not be entitled to any payment beyond such termination date, except for accrued leave and vacation and except as may be required by applicable law. For purposes of the employment agreements, “cause” includes, but is not be limited to, the following: (i) theft, fraud, embezzlement, dishonesty or other similar behavior by the executive; (ii) any material breach by the executive of any provision of the employment agreement; (iii) any habitual neglect of duty or misconduct of the executive in discharging any of his duties and responsibilities under the employment agreement; (iv) any conduct of the executive which is detrimental to or embarrassing to the Company, including, but not limited to, the executive being indicated or convicted of a felony or any offense involving moral turpitude; or (v) any default of the executive’s obligations under the employment agreement, which default, failure or refusal is not cured within a reasonable time (but not to exceed thirty (30) days) after written notification thereof to the executive by the Company.

Director Compensation

In 2004, each non-employee Director elected or appointed to the Board of Directors was granted an option to purchase forty thousand (40,000) shares of the Company’s common stock and each Non-Employee Director will be granted an option to purchase forty thousand (40,000) shares upon his or her re-election at an annual meeting of the Company’s stockholders. These options vest on a quarterly basis over a period of one-year.

Compensation for 2006 to the non-employee directors was earned at the rate of $4,000 per month plus $1,000 per meeting attended. The Chairman of the Audit Committee earns compensation at the rate of $4,000 per month, and each non-employee director earns $1,000 for each meeting of the Audit Committee attended.

The following table summarizes all compensation paid to the Company’s directors in the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Warren V. Musser	$ 48,000	$ -	$ -	$ -	$ -	$ 52,000 (1)	$ 100,000
Thomas M. Hall	52,000	-	34,500 (2)	-	-	-	86,500
Thomas C. Lynch	52,000	-	34,500 (2)	-	-	-	86,500
James L. Peeler	52,000	-	34,500 (2)	-	-	-	86,500
Seth D. Blumenfeld	-	77,595(3)	-	-	-	-	77,595
Ronald W. Pickett	-	-	-	-	-	-	-
Stephen L. Sadle	-	-	-	-	-	-	-

(1) fees from annual consulting agreement dated September 2003 for non-director services.
(2) stock options granted in January 2006 pursuant to the non-employee director compensation
(3) 20,000 shares issued for services performed through June 2006 pursuant to the professional services agreement dated July 1, 2005.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year ended December 31, 2006, Messrs, Hall, Lynch and Peeler served as members of the Company’s Compensation Committee. None of the members of the Compensation Committee was an employee of the Company during the year ended December 31, 2006 nor has any of them been an officer of the Company. No executive officer of the Company served during the year ended December 31, 2006 as a member of a compensation committee or as a director of any entity of which any of the Company’s directors served as an executive officer.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted -average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,336,866	$1.87	1,645,423
Equity compensation plans not approved by security holders	-	-	-
Total	10,336,866	$1.87	1,645,423

The following table sets forth, as of March 1, 2007, the number of shares of the Company’s common stock beneficially owned by each director and executive officer of the Company, by all directors and executive officers as a group, and by each person known by the Company to own beneficially more than 5.0% of the Company’s outstanding common stock. As of March 1, 2007, there were no issued and outstanding shares of any other class of the Company’s equity securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Officers and Directors
Ronald W. Pickett, President and CEO 20374 Seneca Meadows Parkway Germantown, MD 20876	2,574,699	4.5%
Frank T. Matarazzo, President and CEO, MST 259-263 Goffle Road Hawthorne, NJ 07506	520,000(1)	0.9%
Stephen L. Sadle, Senior Vice President 20374 Seneca Meadows Parkway Germantown, MD 20876	4,284,514(2)	7.4%
James Landry, Chief Technology Officer 20374 Seneca Meadows Parkway Germantown, MD 20876	484,200(3)	0.8%
Richard Leimbach, Vice President of Finance 20374 Seneca Meadows Parkway Germantown, MD 20876	41,000(4)	0.1%
Warren V. Musser, Chairman 20374 Seneca Meadows Parkway Germantown, MD 20876	2,000,000(5)	3.4%
Thomas C. Lynch, Director 20374 Seneca Meadows Parkway Germantown, MD 20876	100,000(6)	0.2%
Dr. Thomas M. Hall, Director 20374 Seneca Meadows Parkway Germantown, MD 20876	647,790(7)	1.1%
James “Lou” L. Peeler, Director 20374 Seneca Meadows Parkway Germantown, MD 20876	84,400(8)	0.1%
Seth D. Blumenfeld, Director 20374 Seneca Meadows Parkway Germantown, MD 20876	65,000(9)	0.1%
All Directors and Executive Officers as a Group	10,801,603	17.8%
_____________________

(1)
Includes 600,000 shares of the Company’s common stock issued to Mr. Matarazzo in conjunction with the Company’s January 2006 acquisition of a 90% interest in Microwave Satellite Technologies, Inc. As part of the purchase price, an additional 1,000,000 shares of the Company’s common stock are held in escrow, issuable upon the achievement of certain performance targets and excluded from this table.

(2)	Includes options exercisable within 60 days to purchase 900,000 shares of the Company’s common stock at $1.00 per share.
(3)	Includes options exercisable within 60 days to purchase 250,000 and 150,000 shares of the Company’s common stock at $1.00 and $3.45 per share, respectively.
(4)	Includes options exercisable within 60 days to purchase 17,500 and 22,500 shares of the Company’s common stock at $2.59 and $5.08 per share, respectively.
(5)	Includes options exercisable within 60 days to purchase 2,000,000 shares of the Company’s common stock at $1.00 per share.
(6)	Includes options exercisable within 60 days to purchase 20,000 and 80,000 shares of the Company’s common stock at $2.00 and $3.45 per share, respectively.
(7)	Includes options exercisable within 60 days to purchase 80,000 shares of the Company’s common stock at $3.45 per share.
(8)	Includes options exercisable within 60 days to purchase 80,000 shares of the Company’s common stock at $3.45 per share.
(9)	Includes 15,000 shares of the Company’s common stock to be issued within 60 days pursuant to a Professional Services Agreement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Description of Related Party Transactions

In September 2003, the Company entered into a consulting agreement (renewable annually) with The Musser Group to compensate Mr. Musser in the amount of $100,000 per year for his services to the Company as a director. Mr. Musser, Chairman of the Board of Directors, is the sole principal and owner of The Musser Group.  For the years ended December 31, 2006, 2005 and 2004, the Company paid and expensed $100,000, $100,000 and $100,000, respectively.

On July 1, 2005, Mr. Blumenfeld was retained as a consultant to Telkonet pursuant to a Professional Services Agreement between the Company and Mr. Blumenfeld. Pursuant to the terms of the agreement, Mr. Blumenfeld received 10,000 shares of Company stock upon execution of the agreement, 10,000 shares of Company stock per quarter for the first year (for a total 50,000 shares in the first year) and 5,000 shares of Company stock per quarter thereafter plus a five percent (5%) commission (payable in cash or Company stock) on international sales generated by him with gross margins of 50% or greater. The stock awarded to Mr. Blumenfeld pursuant to the agreement is restricted stock. The agreement has a one year term, which is renewable annually upon both parties' agreement. This agreement expired in June 2006.

In December 2005, the Company issued an aggregate of 363,636 shares of common stock to Ronald W. Pickett, President and Chief Executive Officer of the Company, in exchange for $200,000 of Series B Debentures held by him. The Company also issued an aggregate of 48,858 shares of common stock in exchange for accrued interest of $26,872 for Series B Debentures held by Mr. Pickett. In addition, the Company issued an aggregate of 200,000 shares of common stock upon the exercise by Mr. Pickett of warrants to purchase shares of the Company’s common stock at $1.00 per share.

In February 2007, the Company entered into a one-year professional services agreement with Global Transport Logistics, Inc. (“GTI”), for the provision of consulting services for which GTI is paid a fee of $10,000 per month. GTI is 50% owned by Anthony Matarazzo, the brother of MST’s Chief Executive Officer.

The Chief Administrative Officer at MST, Laura Matarazzo, is the sister of the President of MST and receives an annual base salary of approximately $134,000 with bonuses and benefits based upon the Company’s internal policies.

The Company’s Vice President of Government Sales, John Vasilj, is the son-in-law of the President and CEO of the Company and receives an annual base salary of approximately $150,000 with bonuses and benefits based upon the Company’s internal policies.

Company’s Policies on Related Party Transactions

Under the Company’s policies and procedures, related-party transactions that must be publicly disclosed under the federal securities laws require prior approval of the Company’s independent directors without the participation of any director who may have a direct or indirect interest in the transaction in question. Related parties include directors, nominees for director, principal shareholders, executive officers and members of their immediate families. For these purposes, a “transaction” includes all financial transactions, arrangements or relationships, ranging from extending credit to the provision of goods and services for value and includes any transaction with a company in which a director, executive officer immediate family member of a director or executive officer, or principal shareholder (that is, any person who beneficially owns five percent or more of any class of the Company’s voting securities) has an interest by virtue of a 10-percent-or-greater equity interest. The Company’s policies and procedures regarding related-party transactions are not a part of a formal written policy, but rather, represent the Company’s historical course of practice with respect to approval of related-party transactions.

Director Independence

The Board of Directors has determined that the following Directors are “independent” under the listing standards of the American Stock Exchange (AMEX): Dr. Hall, Mr. Lynch and Mr. Peeler. Each of Dr. Hall, Mr. Peeler and Mr. Lynch serve on, and are the only members of, the Company’s Audit and Compensation Committees. Although Telkonet does not maintain a standing Nominating Committee, nominees for election as directors are considered and nominated by a majority of Telkonet’s independent directors in accordance with the AMEX listing standards. “Independence” for these purposes is determined in accordance with Section 121(A) of the AMEX Rules and Rule 10A-3 under the Securities Exchange Act of 1934.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2006 and 2005. Additionally, the Company incurred approximately $320,289, of consulting and internal resources associated with its Sarbanes-Oxley compliance review.

	December 31, 2006	December 31, 2005
1. Audit Fees	$229,552	$119,090
2. Audit Related Fees	52,600	62,825
3. Tax Fees	--	1,175
4. All Other Fees	--	--
Total Fees	$282,152	$183,090

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

Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company’s Audit Committee Charter, the independent auditors and management are required to report to the Company’s audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit fees, audit-related fees, tax fees and other fees incurred by the Company for the year ended December 31, 2006, were approved by the Company’s audit committee.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following table sets forth selected unaudited quarterly information for the Company’s year-ended December 31, 2006 and 2005.

QUARTERLY FINANCIAL DATA
(unaudited)

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net Revenue	$1,943,912	$1,152,470	$1,143,097	$941,848
Gross Profit	$648,342	$139,628	$83,049	$(170,433)
Provision for income taxes	$-	$-	$-	$-
Net loss per share -- basic	$(0.09)	$(0.16)	$(0.20)	$(0.08)
Net loss per share -- diluted	$(0.09)	$(0.16)	$(0.20)	$(0.08)

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net Revenue	$246,188	$472,947	$621,923	$1,147,265
Gross Profit	$88,798	$120,791	$212,749	$348,806
Provision for income taxes	$-	$-	$-	$-
Net loss per share -- basic	$(0.07)	$(0.08)	$(0.08)	$(0.12)
Net loss per share -- diluted	$(0.07)	$(0.08)	$(0.08)	$(0.12)

The following table sets forth selected unaudited valuation and qualifying account information for the Company’s year-ended December 31, 2006, 2005 and 2004.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
(unaudited)

DESCRIPTION	BALANCE BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE, END OF YEAR
Allowance for doubtful accounts:
Year ended December 31,
2006	$30,000	$36,659	$6,659	$60,000
2005	13,000	39,710	(22,710)	30,000
2004	7,000	30,637	(24,637)	13,000

Reserve for product returns:
Year ended December 31,
2006	$24,000	$23,300	$—	$47,300
2005	—	24,000	—	24,000
2004	—	—	—	—

The following exhibits are included herein or incorporated by reference:
Exhibit Number	Description Of Document

2.1	MST Stock Purchase Agreement and Amendment (incorporated by reference to our 8-K filed on February 2, 2006)
2.2	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K filed on March 2, 2007)
2.3	Unit Purchase Agreement by and among Telkonet, Inc., Ethostream, LLC and the members of Ethostream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K filed on March 16, 2007)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.1	Form of Series A Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.2	Form of Series A Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)
4.3	Form of Series B Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.4	Form of Series B Non-Detachable Warrant (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.5	Form of Senior Note (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.6	Form of Non-Detachable Senior Note Warrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.7	Senior Convertible Note by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.8	Senior Convertible Note by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.11	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.12	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.13	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K (No. 001-31972), filed on September 6, 2006)
4.14	Form of Accelerated Payment Option Warrant to Purchase Common Stock (incorporated by reference to our Registration Statement on Form S-3 (No. 333-137703), filed on September 29, 2006.
4.15	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)
10.1	Amended and Restated Telkonet, Inc. Incentive Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-412), filed on April 17, 2002)
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
10.10
Settlement Agreement by and among Telkonet, Inc. and Portside Growth & Opportunity Fund, dated as of August 14, 2006 (incorporated by reference to our Form 8-K (No. 001-31972), filed on August 16, 2006)

10.11
Securities Purchase Agreement, dated August 31, 2006, by and among Telkonet, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, Ena (incorporated by reference to our Form 8-K (No. 001-31972), filed on September 6, 2006)

10.12
Registration Rights Agreement, dated August 31, 2006, by and among Telkonet, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, Ena (incorporated by reference to our Form 8-K (No. 001-31972), filed on September 6, 2006)

10.13
Securities Purchase Agreement, dated February 1, 2007, by and among Telkonet, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, Hudson Bay Fund LP and Hudson Bay Overseas Fund, Ltd. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)

10.14
Registration Rights Agreement, dated February 1, 2007, by and among Telkonet, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, Ena, Hudson Bay Fund LP and Hudson Bay Overseas Fund, Ltd. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)

10.15	Employment Agreement by and between Telkonet, Inc. and William Dukes, dated as of March 9, 2007
10.16	Employment Agreement by and between Telkonet, Inc. and Robert Zirpoli, dated as of March 9, 2007
10.17	Employment Agreement by and between Telkonet, Inc. and Jason Tienor, dated as of March 15, 2007
10.18	Employment Agreement by and between Telkonet, Inc. and Jeff Sobieski, dated as of March 15, 2007
14	Code of Ethics (incorporated by reference to our Form 10-KSB (No. 001-31972), filed on March 30, 2004).

21	Telkonet, Inc. Subsidiaries
23	Consent of Russell Bedford Stefanou Mirchandani LLP , Independent Registered Certified Public Accounting Firm, filed herewith
24	Power of Attorney (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard J. Leimbach
32.1	Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard J. Leimbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to he requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELKONET, INC.

/s/ Ronald W. Pickett
Ronald W. Pickett
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Warren V. Musser Warren V. Musser	Chairman of the Board	March 16, 2007
/s/ Ronald W. Pickett Ronald W. Pickett	Chief Executive Officer & Director	March 16, 2007
/s/ Richard J. Leimbach Richard J. Leimbach	Vice President of Finance (principal financial officer) (principal accounting officer)	March 16, 2007
/s/ Stephen L. Sadle Stephen L. Sadle	Senior Vice President & Director	March 16, 2007
/s/ Dr. Thomas M. Hall Dr. Thomas M. Hall	Director	March 16, 2007
/s/ James L. Peeler James L. Peeler	Director	March 16, 2007
/s/ Seth D. Blumenfeld Seth D. Blumenfeld	Director	March 16, 2007
/s/ Thomas C. Lynch Thomas C. Lynch	Director	March 16, 2007

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2006 AND 2005

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

TELKONET, INC.

TELKONET, INC.

Index to Financial Statements

Report of Independent Registered Certified Public Accounting Firm	F-3

Consolidated Balance Sheets at December 31, 2006 and 2005	F-4

Consolidated Statements of Losses for the Years ended December 31, 2006, 2005 and 2004	F-5

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2006, 2005 and 2004	F-6 ~ F-8

Consolidated Statements of Cash Flows for the Years ended December 31, 2006, 2005 and 2004	F-9 ~ F-10

Notes to Consolidated Financial Statements	F-11 ~ F-37

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Telkonet, Inc.
Germantown, MD

We have audited the accompanying consolidated balance sheets of Telkonet, Inc. and its subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of losses, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP Russell Bedford Stefanou Mirchandani LLP

McLean, Virginia
March 15, 2007

TELKONET, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS	2006	2005
Current Assets:
Cash and cash equivalents	$1,644,037	$8,422,079
Restricted Certificate of Deposit	-	10,000,000
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $30,000 at December 31, 2006 and 2005, respectively	295,116	119,191
Income tax receivable (Note L)	291,000	-
Inventories (Note D)	1,306,593	1,475,806
Prepaid expenses and deposits	229,333	360,880
Total current assets	3,766,079	20,377,956

Property and equipment, at cost (Note E):
Furniture and equipment	2,211,036	1,041,137
Less: accumulated depreciation	582,248	323,667
Total property and equipment, net	1,628,788	717,470

Equipment under operating leases, at cost (Note F):
Telecommunications and related equipment, at cost	3,186,000	789,099
Less: accumulated depreciation	564,233	124,669
Total equipment under operating leases, net	2,621,767	664,430

Other assets:
Long-term investments (Note G)	193,847	231,000
Intangible assets, net of accumulated amortization of $282,325 and $0 at December 31, 2006 and December 31, 2005, respectively (Note B and C)	2,181,602	-
Financing Costs, net of accumulated amortization and write-off of $1,219,410 and $73,499 at December 31, 2006 and 2005, respectively (Note H)	-	1,145,911
Goodwill (Note B and C)	1,977,768	-
Deposits	146,665	154,216
Total other assets	4,499,882	1,531,127

Total Assets	$12,516,516	$23,290,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note P)	$2,865,144	$1,821,872
Customer deposits held	-	86,257
Senior notes payable, current portion (Note I)	-	100,000
Note Payable - officer (Note L)	80,444	-
Income tax refund due to officer (Note L)	291,000	-
Convertible debentures, current portion (Note H)	-	6,250,000
Note payable in connection with subsidiary acquisition (Note B)	900,000	-
Deferred revenue	160,125	59,020
Total current liabilities	4,296,713	8,317,149

Long-term liabilities:
Convertible debentures, net of debt discounts (Note H)	-	9,616,521
Deferred revenue	42,019	-
Deferred lease liability	42,561	42,317
Total long-term liabilities	84,580	9,658,838

Commitments and contingencies (Note Q)	-	-
Minority interest	-	-

Stockholders’ equity (Note J)
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at December 31, 2006 and 2005	-	-
Common stock, par value $.001 per share; 100,000,000 shares authorized; 56,992,301 and 45,765,171 shares issued and outstanding at December 31, 2006 and 2005, respectively	56,992	45,765
Additional paid-in-capital	78,502,900	48,256,784
Accumulated deficit	(70,424,669)	(42,987,553)
Stockholders’ equity	8,135,223	5,314,996
Total Liabilities and Stockholders’ Equity	$12,516,516	$23,290,983

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Product Revenues, net	$3,092,967	$1,769,727	$477,555
Rental Revenue, net	2,088,361	718,596	221,097
Total Revenue	5,181,328	2,488,323	698,652

Product	2,062,399	1,183,574	459,225
Rental	2,418,260	533,605	83,634
Total Cost of Sales	4,480,659	1,717,179	542,859

Gross Profit	700,669	771,144	155,793

Operating Expenses:
Research and Development (Note A)	1,925,746	2,096,104	1,852,309
Selling, General and Administrative	14,346,364	12,041,661	7,663,369
Consulting Fees (Note J)	-	-	2,500,000
Impairment write-down in investment in affiliate (Note G)	92,000	400,000	-
Non-Employee Stock Options and Warrants (Note K)	277,344	1,354,219	1,180,875
Employee Stock based compensation (Note K)	1,080,895	-	-
Depreciation and Amortization	540,906	185,928	71,514
Total Operating Expense	18,263,255	16,077,912	13,268,067

Loss from Operations	(17,562,586)	(15,306,768)	(13,112,274)

Other Income (Expense):
Other Income (Note H)	-	8,600	-
Loss on early extinguishment of debt (Note H)	(4,626,679)
Interest Income	327,184	166,070	128,938
Interest Expense	(5,594,604)	(646,183)	(109,324)
Total Other Income (Expenses)	(9,894,099)	(471,513)	19,614

Loss Before Provision for Income Taxes	(27,456,685)	(15,778,281)	(13,092,660)

Minority interest (Note B)	19,569
Provision for Income Tax (Note N)	-	-	-

Net (Loss)	$(27,437,116)	$(15,778,281)	$(13,092,660)

Loss per common share (basic and assuming dilution) (Note O)	$(0.54)	$(0.35)	$(0.32)

Weighted average common shares outstanding	50,823,652	44,743,223	41,384,074

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2004	-	$-	30,689,522	$30,690	$16,474,251	$(14,116,612)	$2,388,329
Shares issued for employee stock options exercised at approximately $1.08 per share	-	-	540,399	540	582,358	-	582,898
Shares issued in exchange for non-employee options exercised at $1.00 per share	-	-	328,333	328	328,005	-	328,333
Shares issued to consultants in exchange for services rendered at approximately $3.07 per share	-	-	63,566	63	196,252	-	196,315
Shares issued for senior note conversion at $2.10 per share (Note I)	-	-	1,209,038	1,209	2,537,791	-	2,539,000
Shares issued in connection with private placement at $2.00 per share, net of costs	-	-	6,387,600	6,388	12,720,455	-	12,726,843
Shares issued to consultants for warrants exercised at $2.54 per share	-	-	50,000	50	126,950	-	127,000
Shares issued to noteholders for warrants exercised at $1.00 per share	-	-	4,000,950	4,001	3,996,949	-	4,000,950
Shares issued to noteholders for cashless warrants exercised	-	-	203,751	204	(204)	-	-
Shares issued for cashless exercise of underwriter warrants	-	-	165,116	165	(165)	-	-
Shares issued in exchange for convertible debentures at $0.50 per share	-	-	124,000	124	61,876	-	62,000
Shares issued in exchange for convertible debentures at $0.55 per share	-	-	200,000	200	109,800	-	110,000
Shares issued in exchange for accrued interest on convertible debentures	-	-	42,999	43	23,233	-	23,276
Shares issued to an employee in exchange for services at approximately $2.99 per share	-	-	36,000	36	107,743	-	107,779
Shares issued to consultants in exchange for consulting fees at $2.50 per share	-	-	1,000,000	1,000	2,499,000	-	2,500,000
Founders shares returned and canceled in connection with January 2002 capital restructure	-	-	(705,285)	(705)	705	-	-
Write-off of beneficial conversion features and warrants attached to convertible debentures in connection with conversion of Debenture-1 and Series B debentures	-	-	-	-	(134,666)	-	(134,666)
Stock options and warrants granted to consultants in exchange for services rendered	-	-	-	-	1,180,875	-	1,180,875
Net loss	-	-	-	-	-	(13,092,660)	(13,092,660)
Balance at December 31, 2004	-	$-	44,335,989	$44,336	$40,811,208	$(27,209,272)	$13,646,272

See accompanying footnotes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2005	-	$-	44,335,989	$44,336	$40,811,208	$(27,209,272)	$13,646,272
Shares issued for employee stock options exercised at approximately $1.19 per share	-	-	415,989	416	496,077	-	496,493
Shares issued in exchange for non-employee options exercised at approximately $2.07 per share	-	-	172,395	172	355,973	-	356,145
Shares issued to noteholders for warrants exercised at $1.00 per share	-	-	321,900	322	321,578	-	321,900
Shares issued to noteholders for cashless warrants exercised	-	-	36,150	36	(36)	-	-
Shares issued to an employee in exchange for services at approximately $4.65 per share	-	-	36,000	36	163,283	-	163,319
Shares issued to director in exchange for services rendered at approximately $4.26 per share	-	-	30,000	30	127,766	-	127,796
Shares issued to consultants in exchange for services rendered at approximately $4.28 per share	-	-	1,968	2	9,000	-	9,002
Shares issued in exchange for convertible debentures at $0.55 per share	-	-	363,636	364	199,636	-	200,000
Shares issued in exchange for interest expense on convertible debentures	-	-	51,144	51	28,080	-	28,131
Beneficial conversion feature of convertible debentures (Note H)	-	-	-	-	1,479,300	-	1,479,300
Value of warrants attached to convertible debentures (Note H)	-	-	-	-	2,910,700	-	2,910,700
Stock options and warrants granted to consultants in exchange for services rendered	-	-	-	-	1,354,219	-	1,354,219
Net loss	-	-	-	-	-	(15,778,281)	(15,778,281)
Balance at December 31, 2005	-	$-	45,765,171	$45,765	$48,256,784	$(42,987,553)	$5,314,996

See accompanying footnotes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2006	-	-	45,765,171	45,765	48,256,784	(42,987,553)	5,314,996

Shares issued for employee stock options exercised at approximately $1.36 per share	-	-	2,051,399	2,051	2,656,774	-	2,658,826

Shares issued in exchange for non-employee options exercised at $1.00 per share	-	-	25,837	26	25,811	-	25,837

Shares issued in exchange for warrants exercised at $1.15 per share	-	-	47,750	48	55,090	-	55,138

Issuance of shares for purchase of subsidiary (Note B)	-	-	600,000	600	2,699,400	-	2,700,000

Shares issued in exchange for services rendered at approximately $3.87 per share	-	-	52,420	52	202,974	-	203,026

Shares issued in exchange for convertible debentures, interest expense and penalty at approximately $2.36 per share (Note H)	-	-	6,049,724	6,050	14,249,979	-	14,256,029

Shares issued for cash in connection with a private placement, shares issued at $2.50 per share	-	-	2,400,000	2,400	5,997,600	-	6,000,000

Value of additional warrants issued in conjunction with exchange of convertible debentures (Note H)	-	-	-	-	3,000,249	-	3,000,249

Stock-based compensation expense related to employee stock options (Note K)	-	-	-	-	1,080,895	-	1,080,895

Stock options and warrants granted to consultants in exchange for services rendered (Note K)	-	-	-	-	277,344	-	277,344

Net Loss	-	-	-	-	-	(27,437,116)	(27,437,116)

Balance at December 31, 2006	-	-	56,992,301	$56,992	$78,502,900	$(70,424,669)	$8,135,223

See accompanying footnotes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net loss from operating activities	$(27,437,116)	$(15,778,281)	$(13,092,660)
Adjustments to reconcile net loss from operations to cash used in operating activities:
Minority interest	(19,569)	-	-
Amortization and write-off of debt discount - beneficial conversion feature of convertible debentures (Note H)	1,390,137	138,406	21,888
Amortization and write-off of debt discount - value of warrants attached to convertible debentures (Note H)	2,743,342	198,805	10,152
Amortization and write-off of financing costs	1,145,911	73,499	-
Other income in connection with derivative warrant liabilities (Note H)	-	(8,600)	-
Warrants issued prepayment of debt	3,000,249	-	-
Common stock issued in exchange for and penalty in connection with early extinguishment of debt (Note H)	2,006,029	-	-
Stock options and warrants issued in exchange for services (Note K)	1,358,239	1,354,219	1,180,875
Common stock issued in exchange for services rendered (Note J)	203,026	300,117	304,094
Common stock issued in exchange for conversion of interest	-	28,131	23,276
Common stock issued in exchange for consulting fees (Note J)	-	-	2,500,000
Depreciation, including equipment under operating leases	980,470	430,104	143,358
Impairment write-down in investment in Amperion (Note G)	92,000	400,000	-
Increase / decrease in:
Accounts receivable, trade and other	(143,013)	(56,044)	(4,950)
Inventory	169,213	397,912	(1,265,202)
Prepaid expenses and deposits	405,952	(313,956)	(23,150)
Deferred lease liability	245	11,406	30,911
Deferred revenue	68,801	59,020	-
Accounts payable, accrued expenses, net	64,555	679,230	587,848
Net Cash Used In Operating Activities	(13,971,529)	(12,086,032)	(9,583,560)

Cash Flows From Investing Activities:
Costs of equipment under operating leases	(1,939,759)	(458,271)	(491,776)
Sale of equipment under operating lease, net	350,571	-	-
Purchase of property and equipment, net	(734,888)	(336,448)	(514,903)
Proceeds (Investment) in Restricted Certificate of Deposit (Note A)	10,000,000	(10,000,000)	-
Investment in MST (Note B)	(900,000)
Net cash acquired from MST (Note B)	59,384
Acquisition costs (Note B)	(117,822)
Investment in Amperion and BPL Global (Note G)	(44)	(131,000)	(500,000)
Net Cash Used In Investing Activities	6,717,442	(10,925,719)	(1,506,679)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of costs and fees (Note J)	6,000,000	-	12,726,843
Proceeds from issuance of convertible debentures, net of costs and fees (Note H)	-	18,780,590	-
Repayment of convertible debenture (Note H)	(7,750,000)	(10,000)	-
Repayment of senior notes (Note I)	(100,000)	(350,000)	-
Proceeds from exercise of warrants (Note K)	55,138	321,900	4,127,950
Proceeds from exercise of employee and non-employee stock options and warrants (Note K)	2,684,663	852,638	911,230
Repayments of loans	(413,756)	-	-
Repayments of capital leases	-	-	(15,000)
Net Cash Provided By Financing Activities	476,045	19,595,128	17,751,023
Net Increase (Decrease) In Cash and Equivalents	(6,778,042)	(3,416,623)	6,660,784
Cash and cash equivalents at the beginning of the year	8,422,079	11,838,702	5,177,918
Cash and cash equivalents at the end of the year	$1,644,037	$8,422,079	$11,838,702

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Supplemental Disclosures of Cash Flow Information:
Cash transactions:
Cash paid during the period for interest	$990,846	$40,645	$100,608
Income taxes paid	-	-	-
Non-cash transactions:
Issuance of stock options and warrants in exchange for services rendered (Note K)	1,358,239	1,354,219	1,180,875
Common stock issued for services rendered (Note J)	203,026	300,117	304,094
Common stock issued in exchange for interest (Note J)	-	28,131	23,276
Common stock issued in exchange for consulting services (Note J)	-	-	2,500,000
Note payable under subsidiary acquisition (Note B)	900,000	-	-
Common stock issued in exchange for interest expense and penalty in connection with early extinguishment of debt (Note H)	2,006,030	-	-
Issuance of shares for purchase of subsidiary	2,700,000	-	-
Common stock issued in exchange for Senior Note (Note I and K)	-	-	2,539,000
Common stock issued in exchange for conversion of convertible debenture (Note H and K)	12,250,000	200,000	172,000
Write-off of beneficial conversion feature for conversion of debenture	-	-	134,135
Write-off of value of warrants attached to debenture in connection with conversion	-	-	531
Impairment write-down in investment in affiliate (Note G)	92,000	400,000	-
Beneficial conversion feature on convertible debentures (Note H)	-	1,479,300	-
Value of warrants attached to convertible debentures (Note H)	-	2,910,700	-
Acquisition of MST (Note B):
Assets acquired	4,120,600	-	-
Goodwill (including purchase price contingency)	6,477,767	-	-
Minority Interest	(19,569)	-	-
Liabilities assumed	(1,460,976)	-	-
Common stock issued	(2,700,000)	-	-
Notes payable issued	(900,000)	-	-
Purchase price contingency	(4,500,000)	-	-
Direct acquisition costs	(117,822)	-	-
Cash paid for acquisition	900,000	-	-

See accompanying notes to consolidated financial statements

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

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

In January 2006, following the acquisition of Microwave Satellite Technologies (MST) (Note B), the Company began offering complete sales, installation, and service of VSAT and business television networks, and became a full-service national Internet Service Provider (ISP). The MST solution offers a complete “Quad-play” solution to subscribers of HDTV, VoIP telephony, NuVision Broadband  Internet access and wireless fidelity (“Wi-Fi”) access, to commercial multi-dwelling units and hotels.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Telkonet Communications, Inc. and 90% owned subsidiary Microwave Satellite Technologies (MST). Significant intercompany transactions have been eliminated in consolidation.

Investments in entities over which the Company has significant influence, typically those entities that are 20 to 50 percent owned by the Company, are accounted for using the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $60,000 and $30,000 at December 31, 2006 and December 31, 2005, respectively.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Restricted Certificate of Deposit

In the year ended December 31, 2006, restricted cash was drawn down to zero upon in conjunction with the settlement agreements with the lenders of its Convertible Senior Notes (Note H ). The restricted cash at December 31, 2005 consisted of a $10,000,000 certificate of deposit pledged as collateral for an irrevocable letter of credit agreement.  The letter of credit agreement automatically renewed annually as required in the Convertible Senior Notes loan covenant.  The certificate of deposit provided for approximately 4% interest payable at maturity.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss of $27,437,116, $15,778,281 and $13,092,660 for the years ended December 31, 2006, 2005 and 2004, respectively. Net loss included $5,658,986, $338,620 and $0 of non-cash interest and financing expense in connection with the convertible debentures, $4,626,769, $0 and $0 of non-cash expense in connection with the early extinguishment of debt, and $1,358,239, $1,354,219 and $1,180,875 of non-cash compensation to employees and non-employees in connection with stock options granted and vested and $0, $0 and $2,500,000 of common stock issued in exchange for consulting services for the years ended December 31, 2006, 2005 and 2004, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $530,634 as of December 31, 2006.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life ranges from 3 to 10 years.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The company has determined that its investment in Amperion Inc. has been impaired based upon forecasted discounted cash flow and has written off $92,000 and $400,000, of its investment based on management assessment during the year ended December 31, 2006 and 2005, respectively. (Note G).

Inventories

Inventories consist primarily of Gateways, Extenders, iBridges and Couplers which are the significant components of the Telkonet solution. Cost is determined by the first-in, first-out method. (Note D).

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

Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2006, 2005 and 2004, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

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

For equipment under lease, revenue is recognized over the lease term for operating lease and rental contracts. All of the Company’s leases are accounted for as operating leases. At the inception of the lease, no lease revenue is recognized and the leased equipment and installation costs are capitalized and appear on the balance sheet as “Equipment Under Operating Leases.” The capitalized cost of this equipment is depreciated from two to three years, on a straight-line basis down to the Company’s original estimate of the projected value of the equipment at the end of the scheduled lease term. Monthly lease payments are recognized as rental income. The Company has sold a portion of its lease portfolio in December 2005 and substantially all the remaining portfolio during 2006. The related equipment was charged to cost of sales commensurate with the associated revenue recognition (Note F).

MST accounts for the revenue, costs and expense related to residential cable services as the related services are performed in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs have exceeded installation revenue in all reported periods. Generally, credit risk is managed by disconnecting services to customers who are delinquent.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of December 31, 2006 and 2005. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the year ended December 31, 2006 and 2005, the Company experienced approximately three percent of units returned. As of December 31, 2006 and 2005, the Company recorded warranty liabilities in the amount of $47,300 and $24,000, respectively, using this experience factor.  Prior to the fiscal year of 2005, the Company had not established historical ratio of claims, and the cost of replacing defective products and product returns were immaterial and within management's expectations, accordingly there were no warranties provided with the purchase of the Company's products during the year ended December 31, 2004.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $663,323, $657,794, and $499,874 in advertising costs during the years ended December 31, 2006, 2005 and 2004, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2006, 2005 and 2004 were $1,925,746, $2,096,104, and $1,852,309, respectively.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $1,080,895, net of tax effect.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the years ended December 31, 2005 and 2004, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure."

	2005	2004
Net loss - as reported	$(15,778,281)	$(13,092,660)
Deduct: stock-based compensation expense, net of tax	(2,440,097)	(7,830,385)

Net loss - pro forma	$(18,218,378)	$(20,923,045)
Net loss per common share — basic (and assuming dilution):
As reported	$(0.35)	$(0.32)
Deduct: stock-based compensation expense, net of tax	(0.06)	(0.19)

Pro forma	$(0.41)	$(0.51)

Disclosure for the year ended December 31, 2006 is not presented because the amounts are recognized in the consolidated financial statements. The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the year ended December 31, 2005 and 2004:

	2005	2004
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.5%	1.35%
Expected stock price volatility	71%	76%
Expected dividend payout	-	-
Expected option life (in years)	5.0	5.0

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

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

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”) in March 2006. SFAS No. 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. A company would recognize a servicing asset or servicing liability initially at fair value. A company will then be permitted to choose to subsequently recognize servicing assets and liabilities using the amortization method or fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires the Company to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. The Company is required to record an asset in its financial statements if a plan is overfunded or record a liability in its financial statements if a plan is underfunded with a corresponding offset to shareholders’ equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires the Company to measure the value of its assets and liabilities as of the end of its fiscal year ending after December 15, 2008. The Company has implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE B - ACQUISITION OF SUBSIDIARY

Acquisition of Microwave Satellite Technologies, Inc.

On January 31, 2006, the Company acquired a 90% interest in Microwave Satellite Technologies, Inc. (“MST”) from Frank Matarazzo, the sole stockholder of MST, in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000. The purchase price of $9,000,000 was increased by $117,822 for direct costs related to the acquisition. These direct costs included legal, accounting and other professional fees. The cash portion of the purchase price was paid in two installments, $900,000 at closing and $900,000 in February 2007. The stock portion is payable from shares held in escrow, 400,000 shares at closing and the remaining 1,200,000 “purchase price contingency” shares issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. In the year ended December 31, 2006, the Company issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to Goodwill.

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

MST is a communications technology company that offers complete sales, installation, and service of Very Small Aperture Terminal (VSAT) and business television networks, and is a full-service national Internet Service Provider (ISP).  Management believes that the MST acquisition will enable Telkonet to provide a complete “Quad-play” solution to subscribers of HDTV, VoIP telephony, NuVision Broadband  Internet access and wireless fidelity (“Wi-Fi”) access, to commercial multi-dwelling units and hotels.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE B - ACQUISITION OF SUBSIDIARY (continued)

	As Reported	Including Purchase Price Contingency (*)
Cash and other current assets	$346,548	$346,548
Equipment and other assets	1,310,125	1,310,125
Subscriber lists	2,463,927	2,463,927
Goodwill and other intangible assets	1,977,767	6,477,767
Subtotal	6,098,367	10,598,367
Current liabilities	1,460,976	1,460,976
Total	$4,637,391	$9,137,391

(*) At the date of the acquisition, the effect of the “purchase price contingency” shares valued at approximately $5.4 million had not been recorded in accordance with FAS 141. In the second quarter of 2006, the Company issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to Goodwill. The remaining shares, when issued, will reflect an adjustment to Goodwill and Other Intangibles.

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

	Year Ended December 31,
	Proforma 2006	Proforma 2005
Product revenue	$3,128,120	$2,393,010
Recurring revenue	2,188,329	1,918,200
	5,316,449	4,311,210

Net (loss)	$(27,578,779)	$(11,685,089)
Basic (loss) per share	$(0.54)	$(0.26)
Diluted (loss) per share	$(0.54)	$(0.26)

The acquisition of MST resulted in the valuation by an independent appraiser of MST’s subscriber lists as intangible assets. The MST subscriber list was determined to have an eight-year life. This intangible was amortized using that life, and amortization from the date of the acquisition through December 31, 2006, was taken as a charge against income in the consolidated statement of operations. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the intangible asset subject to amortization was reviewed for impairment at December 31, 2006. Goodwill of $1,977,768, excluding the remaining purchase price contingency, represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

At December 31, 2006, the Company performed an impairment test on the goodwill and intangibles acquired, it was determined that there were no changes in the carrying value of goodwill and intangibles acquired.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE C - INTANGIBLE ASSETS ACQUIRED

Total identifiable intangible assets acquired and their carrying value at December 31, 2006 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable tangible Assets:
Subscriber lists	$2,463,927	(282,325)	2,181,602	$-	8.0

Total Amortized Identifiable Intangible Assets	$2,463,927	(282,325)	2,181,602	$-
Unamortized Identifiable Intangible Assets:	None
Total	$2,463,927	(282,325)	2,181,602	$-

Total amortization expense charged to operations for the year ended December 31, 2006 was $282,325. Estimated amortization expense as of December 31, 2006 is as follows:

Fiscal
2007	307,991
2008	307,991
2009	307,991
2010	307,991
2011	307,991
2012 and after	641,647
Total	2,181,602

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of Gateways, Extenders, iBridges and Couplers which are the significant components of the Telkonet solution. Components of inventories as of December 31, 2006 and 2005 are as follows:

	2006	2005
Raw Materials	$516,604	$598,335
Finished Goods	789,989	877,471
	$1,306,593	$1,475,806

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE E - PROPERTY, PLANT AND EQUIPMENT

The Company’s property and equipment at December 31, 2006 and 2005 consists of the following:

	2006	2005
Development Test Equipment	$184,575	$96,967
Computer Software	151,986	142,894
Leasehold Improvements	394,871	209,911
Office Equipment	1,137,942	360,527
Office Fixtures and Furniture	341,662	230,838
Total	2,211,036	1,041,137
Accumulated Depreciation	(582,248)	(323,667)
	$1,628,788	$717,470

Depreciation expense included as a charge to income was $258,581, $185,928, and $71,514 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE F - EQUIPMENT UNDER OPERATING LEASES

Equipment leased to customers under operating leases is recorded at cost and is depreciated on the straight line basis to its estimated residual value. Estimated useful lives are two to ten years. Equipment under operating leases at December 31, 2006 and 2005 consist of the following:

	2006	2005
Telecommunications and related equipment	$3,186,000	$789,099
Less: accumulated depreciation	(564,233)	(124,669)
Capitalized equipment, net of accumulated depreciation	2,697,517	664,430
Less: estimated reserve for residual values	-	--
Capitalized equipment under operating leases, net	2,621,767	664,430

In the year end December 31, 2006 and 2005, the Company consummated a non-recourse sale of certain rental contract agreements and the related capitalized equipment which were accounted for as operating leases with Hospitality Leasing Corporation. The remaining rental income payments of the contracts were valued at approximately $1,209,000 and $732,000 including the customer support component of approximately $370,000 and $205,000 which the Company will retain and continue to receive monthly customer support payments over the remaining average unexpired lease term of 36 and 26 months, respectively. In the year ending December 31, 2006 and 2005, the Company recognized revenue of approximately $683,000 and $439,000 for the sale, calculated based on the present value of total unpaid rental payments, and expensed the associated capitalized equipment cost, net of depreciation, of approximately $340,000 and $267,000, and expensed associated taxes of approximately $64,000 and $40,000, respectively.

The following is a schedule by years of minimum future rentals on non-cancellable operating leases as of December 31, 2006:

2007	615,395
2008	488,400
2009	402,291
2010	328,975
2011	289,224
$2,124,285

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE G - LONG-TERM INVESTMENTS

Amperion, Inc.

On November 30, 2004, the Company entered into a Stock Purchase Agreement (“Agreement”) with Amperion, Inc. ("Amperion"), a privately held company. Amperion is engaged in the business of developing networking hardware and software that enables the delivery of high-speed broadband data over medium-voltage power lines. Pursuant to the Agreement, the Company invested $500,000 in Amperion in exchange for 11,013,215 shares of Series A Preferred Stock for an equity interest of approximately 0.8%. The Company has the right to appoint one person to Amperion’s seven-person board of directors. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee.

It is the policy of the Company to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The Company identifies and records impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. The Company determined that its investment in Amperion was impaired based upon forecasted discounted cash flow. Accordingly, the Company wrote-off $92,000 and $400,000 of the carrying value of its investment through a charge to operations during the year ended December 31, 2006 and 2005, respectively. The remaining value of the Company’s investment in Amperion is $8,000 and $100,000 at December 31, 2006 and 2005, respectively, and this amount represents the current fair value.

BPL Global, Ltd.

On February 4, 2005, the Company’s Board of Directors approved an investment in BPL Global, Ltd. (“BPL Global”), a privately held company. The Company funded an aggregate of $131,000 as of December 31, 2005 and additional $44 during the year of 2006. This investment represents an equity interest of approximately 4.67% at December 31, 2006. BPL Global is engaged in the business of developing broadband services via power lines through joint ventures in the United States, Asia, Eastern Europe and the Middle East. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee. The Company reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of the Company's investment in BPL Global, Ltd. amounted $131,044 and $131,000 as of December 31, 2006 and 2005, respectively.

Interactivewifi.com, LLC

MST maintains an investment in Interactivewifi.com, LLC a privately held company. This investment represents an equity interest of approximately 50% at December 31, 2006. Interactivewifi.com is engaged in providing internet and related services to customers throughout metropolitan New York, including the Nuvisions internet services. MST accounted for this investment under the cost method, as MST does not have the ability to exercise significant influence over operating and financial policies of the investee. Telkonet reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of MST’s investment in Interactivewifi.com amounted to approximately $53,000 as of December 31, 2006.

NOTE H - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2006 and 2005 is as follows:

	2006	2005
Convertible Senior Notes payable (“Convertible Senior Notes”), accrue interest at 7.25% per annum and provide for equal monthly principal installments beginning March 1, 2006. Maturity date is in October 2008. Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $5.00 per share at any time. During the year ended December 31, 2006, the Company paid down $7,750,000 of principal in cash and a total of $12,250,000 of principal was converted to common stock of the Company.	-	$20,000,000
Debt Discount - beneficial conversion feature, net of accumulated amortization and write-off of $1,479,300 and $89,163 at December 31, 2006 and 2005, respectively.	-	(1,390,137)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization and write-off of $ 2,919,300 and $175,958 at December 31, 2006 and 2005, respectively.	-	(2,743,342)
Total	-	$15,866,521
Less: current portion	-	(6,250,000)
	-	$9,616,521

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE H - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

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

Principal Payments of Debt

For the period of January 1, 2006 through August 14, 2006, the Company paid down principal of $1,250,000 in cash and issued an aggregate of 4,226,246 shares of common stock in connection with the conversion of $10,821,686 aggregate principal amount of the Senior Convertible Notes. Pursuant to the note agreement, the Company issued warrants to purchase 1,081,820 shares of common stock to the Noteholders, at a strike price of $5.00 per share, which represented 65% of the $8,321,686 accelerated principal at a strike price of $5 per share. The Company valued the warrants at $1,906,089 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 65%. The warrants issues are subject to an anti-dilution protection in conjunction with the issuance of certain equity securities. The Company has warrants due the Noteholders as a result of the anti-dilution impact from a $6,000,000 private placement in September 2006 (Note J). The Company has accounted for the additional 53,578 warrants issued, valued at $79,226, as interest expense during the year ended December 31, 2006.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE H - CONVERTIBLE PROMISSORY NOTES PAYABLE (Comtinued)

Early Extinguishment of Debt

On August 14, 2006, the Company executed separate settlement agreements with the lenders of its Convertible Senior Notes. Pursuant to the settlement agreements the Company paid to the lenders on August 15, 2006 in the aggregate $9,910,392 plus accrued but unpaid interest of $23,951 and certain premiums specified in the Notes in satisfaction of the amounts then outstanding under the Notes. Of the amount to be paid to the lenders under the Notes, $6,500,000 was paid in cash through a drawdown on a letter of credit previously pledged as collateral for the Company’s obligations under the Notes. The remaining note balance of $1,428,314 and a Redemption Premium of $1,982,078, calculated as 25% of remaining principal, was paid to the lenders in shares of Company’s common stock valued at the lower of $5.00 per share and 92.5% of the arithmetic average of the weighted average price of the Company’s common stock on the American stock exchange for the twenty trading days beginning on August 16, 2006. The Company also issued 862,452 warrants to purchase shares of the Company’s common stock at the exercise price of $2.58 per share (92.5% of the average trading price as described above). The Company valued the warrants at $1,014,934 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 65%. The Company has accounted for the Redemption Premium and the additional warrants issued as non-cash early extinguishment of debt expense during the year ended December 31, 2006. Registration statements covering the shares underlying the warrants, were filed with the Securities and Exchange Commission on Form S-3 on September 29, 2006 and October 13, 2006 and were declared effective on October 16, 2006 and October 24, 2006, respectively. As of December 31, 2006, the Company included the warrant derivatives as equity since the criteria under EITF 00-19 for permanent equity was achieved in a nominal period of time subsequent to year end.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE I - SENIOR NOTES PAYABLE

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

NOTE J - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of December 31, 2006, 2005 and 2004, the Company has no preferred stock issued and outstanding. The company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2006, 2005 and 2004, the Company has 56,992,301, 45,765,171 and 44,335,989 shares, respectively, of common stock issued and outstanding.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE J - CAPITAL STOCK (Continued)

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

The Company issued an aggregate of 321,900 shares of common stock to its convertible noteholders upon the exercise of warrants at $1.00 per share. The Company also issued 36,150 shares of common stock in exchange for 50,000 cashless warrants exercised .

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

During the year ended December 31, 2005, the Company issued an aggregate of 363,636 shares of common stock to its convertible debenture holders in exchange for $200,000 of Series B Debentures. The Company also issued an aggregate of 51,114 shares of common stock in exchange for accrued interest of $28,131 for Series B Debentures.

During the year ended December 31, 2006, the Company issued an aggregate of 2,051,399 shares of common stock for an aggregate purchase price of $2,658,826 to certain employees upon exercise of employee stock options at approximately $1.36 per share. Additionally, the Company issued an aggregate of 25,837 shares of common stock for an aggregate purchase price of $25,837 to consultants upon exercise of non-employee stock options at $1.00 per share (Note K).

During the year ended December 31, 2006, the Company issued an aggregate of 52,420 shares of common stock, valued at $203,026, to consultants in exchange for services rendered, which approximated the fair value of the shares issued during the year services were completed and rendered (Note K).

During the year ended December 31, 2006, the Company issued an aggregate of 6,049,724 shares of common stock at approximately $2.36 per share to its senior convertible debenture holders in exchange for $12,250,000 of debt, $23,951 of interest expenses, and $1,982,078 of redemption premium (Note H).

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE J - CAPITAL STOCK (Continued)

The Company issued an aggregate of 47,750 shares of common stock to debenture holders upon the exercise of warrants at approximately $55,138 per share (Note K).

On January 31, 2006, the Company entered into a Stock Purchase Agreement (“Agreement”) with MST, a privately held company. Pursuant to the Agreement, the Company issued 600,000 shares of Common Stock valued at $4.50 per share (Note B).

During the year ended December 31, 2006, the Company issued 2,400,000 shares of Common Stock valued at $2.50 per share for an aggregate purchase price of $6,000,000. The Company also has issued to this investor warrants to purchase 1.56 million shares of its common stock at an exercise price of $4.17 per share. A registration statement covering the shares underlying the warrants was filed with the Securities and Exchange Commission on Form S-3 on September 29, 2006 and was declared effective on October 16, 2006. As of December 31, 2006, the Company included the warrant derivatives as equity since the criteria under EITF 00-19 for permanent equity was achieved (Note K).

NOTE K - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	4,197,929	5.87	$1.00	4,196,262	$1.00
$2.00 - $2.99	1,446,000	7.18	$2.49	905,800	$2.43
$3.00 - $3.99	2,554,000	8.37	$3.21	889,167	$3.34
$4.00 - $4.99	161,000	8.14	$4.44	49,000	$4.44
$5.00 - $5.99	162,000	8.02	$5.28	62,250	$5.25
	8,520,929	6.92	$2.06	6,102,479	$1.62

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	8,293,000	$1.19
Granted	2,108,000	3.06
Exercised (Note J)	(540,399)	1.08
Cancelled or expired	(245,834)	1.74
Outstanding at December 31, 2004	9,614,767	$1.61
Granted	1,325,000	3.97
Exercised (Note J)	(415,989)	1.18
Cancelled or expired	(372,200)	3.74
Outstanding at December 31, 2005	10,151,078	$1.85
Granted	1,125,000	3.01
Exercised (Note J)	(2,051,399)	1.30
Cancelled or expired	(703,750)	2.67
Outstanding at December 31, 2006	8,520,929	$2.06

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2006, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE K - STOCK OPTIONS AND WARRANTS (Continued)

Employee Stock Options (Continued)

	2006	2005	2004
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5.0%	4.5%	1.35%
Expected stock price volatility	65%	71%	76%
Expected dividend payout	-	-	-
Expected option life (in years)	5.0	5.0	5.0

Total stock-based compensation expense recognized in the consolidated statement of earnings for the year ended December 31, 2006 was $1,080,895, net of tax effect.

The financial statements for the year ended December 31, 2005 and 2004 have not been restated. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company’s pro forma net loss and net loss per share would have been $(18,218,378) and $(0.41), respectively, for the year ended December 31, 2005; and $(20,923,045) and $(0.51), respectively, for the year ended December 31, 2004.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	1,815,937	5.34	$1.00	1,815,937	$1.00

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	3,267,500	$1.00
Granted	60,000	3.45
Exercised (Note J)	(328,331)	1.00
Canceled or expired	(1,000,000)	1.00
Outstanding at December 31, 2004	1,999,169	$1.07
Granted	15,000	3.45
Exercised (Note J)	(172,395)	2.07
Canceled or expired	-	-
Outstanding at December 31, 2005	1,841,774	$1.00
Granted	-	-
Exercised (Note J)	(25,837)	1.00
Canceled or expired	-	-
Outstanding at December 31, 2006	1,815,937	$1.00

The estimated value of the non-employee stock options vested during the year ended December 31, 2006 was determined using the Black-Scholes option pricing model and the amount of the expense charged to operations in connection with granting the options was $273,499, $1,191,767 and $1,130,780 during the year ended December 31, 2006, 2005 and 2004, respectively.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE K - STOCK OPTIONS AND WARRANTS (Continued)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.59	862,452	4.62	$2.59	862,452	$2.59
$4.17	1,560,000	4.67	$4.17	1,560,000	$4.17
$4.87	2,135,398	4.17	$4.87	2,135,398	$4.87
	4,557,850	4.19	$4.20	4,557,850	$4.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	5,159,490	$1.01
Granted	-	-
Exercised (Note J)	(4,468,590)	0.99
Canceled or expired	(115,000)	1.00
Outstanding at December 31, 2004	575,900	$1.12
Granted	1,040,000	4.85
Exercised (Note J)	(371,900)	1.00
Canceled or expired	(14,000)	1.00
Outstanding at December 31, 2005	1,230,000	$4.31
Granted	3,657,850	4.03
Exercised (Note J)	(47,750)	1.15
Canceled or expired	(282,250)	2.64
Outstanding at December 31, 2006	4,557,850	$4.20

The Company granted 2,097,850 and 1,000,000 warrants to Convertible Senior Notes holders (Note H), 1,560,000 and 0 warrants to private placement investors (Note J), and 0 and 40,000 compensatory warrants to non-employees during the year ended December 31, 2006 and 2005, respectively. The Company did not granted any warrants during the year ended December 31, 2004. The estimated value of compensatory warrants granted during the period ended December 31, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 3 years, a risk free interest rate of approximately 4.50%, a dividend yield of 0% and volatility of 71%. Compensation expense of $3,845, $162,453, and $50,096 was charged to operations for the year ended December 31, 2006, 2005 and 2004, respectively. The purchase price of the warrants issued to Convertible Senior Notes holders was adjusted from $5.00 to $4.87 per share and approximately 54,000 additional warrants were issued during the year ended December 31, 2006 in accordance with the anti-dilution protection provision of the Convertible Senior Notes Payable Agreement dated October 27, 2005 (Note H), upon the issuance of the 2,400,000 shares of common stock and 1,560,000 warrants to private placement investors (Note J) for a price per share lower than $5.00.

NOTE L - RELATED PARTY TRANSACTIONS

In January 2003, the Company entered into an employment agreement with Ronald W. Pickett, President and Chief Executive Officer of the Company, to provide for an annual compensation of $100,000 and 3,000 shares of restricted stock from the Employee Stock Option Plan for each month that he serves as President. As of December 31, 2006, 2005 and 2004, the Company has provided for the issuance of 36,000 shares of its common stock to Mr. Pickett each year.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE L - RELATED PARTY TRANSACTIONS (Continued)

In September 2003, the Company entered into a consulting agreement that provides for annual compensation of $100,000, payable monthly, with The Musser Group, an entity controlled by the Company's Chairman of the Board of Directors, for certain services. As of December 31, 2006, 2005 and 2004, an aggregate of $100,000 of consulting fees was charged to income each year pursuant to the agreement.

 In July 2005, the Company entered into a Professional Services Agreement for international consulting with Seth Blumenfeld, a member of the board of directors. Pursuant to the terms of the agreement, Mr. Blumenfeld received 10,000 shares of Company stock upon execution of the agreement, 10,000 shares of Company stock per quarter for the first year and 5,000 shares of Company stock per quarter thereafter plus a five percent (5%) commission. The stock awarded to Mr. Blumenfeld pursuant to the agreement is restricted stock. The agreement has a one year term, which is renewable annually upon both parties' agreement. During the year ended December 31, 2006 and 2005, the Company charged to operations stock-based compensation in aggregate amount of $105,195 and $127,766, respectively, in connection with this agreement.

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

In conjunction with the acquisition of MST (Note B) on January 31, 2006, the Company assumed a non-interest bearing demand promissory note in the amount of $80,444 due to Frank Matarazzo, MST President. Additionally, an estimated $291,000 income tax receivable due to the Company for certain carryback tax losses of MST for the period prior to the Company’s acquisition is payable to Frank Matarazzo.

In February 2006, the Company entered into a one-year professional services agreement with Global Transport Logistics, Inc. (“GTI”), for consulting services for which GTI is paid a fee of $10,000 per month. GTI is 50% owned by Anthony Matarazzo, the President of MST’s brother.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE M - BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

The Company's reportable operating segments are strategic businesses differentiated by the nature of their products, activities and customers and are described as follows:

Telkonet (TKO) is engaged in the business of developing products for use in the powerline communications (PLC) industry. PLC products use existing electrical wiring in commercial buildings and residences to carry high speed data communications signals, including the internet.

Microwave Satellite Technologies (MST) (Note B), offers complete sales, installation, and service of VSAT and business television networks, and became a full-service national Internet Service Provider (ISP). The MST solution offers a complete “Quad-play” solution to subscribers of HDTV, VoIP telephony, NuVision Broadband  Internet access and wireless fidelity (“Wi-Fi”) access, to commercial multi-dwelling units and hotels.

The measurement of losses and assets of the reportable segments is based on the same accounting principles applied in the consolidated financial statements.

Financial data relating to reportable operating segments is as follows:

	Year ended December 31,
	2006	2005	2004
	(In thousands of U.S. $)
Revenues:
Telkonet	3,426	2,488	699
MST	1,756	-	-
Total revenue	$5,182	$2,488	$699

	Year ended December 31,
	2006	2005	2004
	(In thousands of U.S. $)
Gross Profit
Telkonet	1,155	771	156
MST	(455)	-	-
Total revenue	$700	$771	$156

Operating (loss):
Telkonet	(14,477)	(15,307)	(13,112)
MST	(3,087)	-	-
Total operatiing (loss)	$(17,564)	$(15,307)	$(13,112)

Interest Income
Telkoent	327	166	129
MST	-	-	-
Total interest income	$327	$166	$129

Interest Expenses
Telkonet	5,594	646	109
MST	1	-	-
Total interest expense	$5,595	$646	$109

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

	Year ended December 31,
	2006	2005	2004
	(In thousands of U.S. $)
Assets
Telkonet	4,137	23,291	15,494
MST	8,379	-	-
Total asset	$12,516	$23,291	$15,494

Capital Expenditures
Telkonet	94	794	1,007
MST	2,581	-	-
Total capital expenditures	$2,675	$794	$1,007

Operating Expenses
Telkonet	15,632	16,078	13,268
MST	2,633	-	-
Total operating expenses	$18,265	$16,078	$13,268

Depreciation and Amortization
Telkonet	221	186	72
MST	320	-	-
Total depreciation and amortization	$541	$186	$72

All of the Company’s assets as of December 31, 2006, 2005, and 2004 were attributable to U.S. operations.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

The following is a summary of operations within geographic areas, classified by the Company's country of domicile and by foreign countries:

	Year ended December 31,
	2006	2005	2004
	(In thousands of U.S. $)
Revenues from sales to unaffiliated
customers from continuing operations
in Telkonet and MST segments:
United States	4,509	1,871	631
Worldwide	673	617	68
	$5,182	$2,488	$699

Sales to major customers in the Telkonet and MST segments out of total revenues are as follows:

	Year ended December 31,
	2006	2005	2004

Hospitality Leasing Corporation	18%	18%	19%

NOTE N - INCOME TAXES

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

A reconciliation of tax expense computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows:

	2006	2005	2004
Tax provision computed at the statutory rate	$(9,564,000)	$(5,522,000)	$(4,583,000)
Deferred state income taxes, net of federal income tax benefit	-	(525,000)	-
Book expenses not deductible for tax purposes	526,000	19,000	15,000
U.S. NOL created from stock option exercise	-	(463,000)	(404,000)
U.S. deferred tax liability for beneficial conversion feature	-	518,000	-
Change in valuation allowance for deferred tax assets	9,038,000	5,973,000	4,972,000
Income tax expense	$--	$--	$--

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2006	2005
Deferred Tax Assets:
Net operating loss carryforwards	$24,273,000	$15,015,000
Warrants and non-employee stock options	774,000	684,000
Investment in Amperion	189,000	152,000
Other	403,000	487,000
Total deferred tax assets	25,639,000	16,338,000

Deferred Tax Liabilities:
Beneficial Conversion Feature of Convertible Debentures	-	(527,000)
Property and equipment, principally due to differences in depreciation	(13,000)	(66,000)
Acquired Intangibles	(1,050,000)	-
Other	(19,000)	-
Total deferred tax liabilities	(1,082,000)	(593,000)
Valuation allowance	(24,557,000)	(15,745,000)
Net deferred tax assets	$--	$--

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

The Company has provided a valuation reserve against the full amount of the net deferred tax assets, because in the opinion of management, it is more likely than not that these tax assets will not be realized.

At December 31, 2006, the Company has net operating loss carryforwards of approximately $66 million for federal income tax purposes which will expire at various dates from 2020 through 2026.

With the implementation of FAS123R, the amount of the NOL carryforward related to stock based compensation expense is not recognized until the stock-based compensation tax deductions reduce taxes payable. Accordingly, the NOL's reported in the deferred tax asset that were generated in the current year do not include the component of the NOL related to excess tax deductions over book compensation cost related to stock based compensation.. The NOL deferred tax asset does include pre-implementation excess tax deductions over book compensation cost related to stock based compensation. The NOL related to excess tax deductions will be recorded directly into Additional Paid-in-Capital at the time they produce a future current tax benefit. Approximately, $2.5 million and $5.5 million of the NOLs at December 31, 2005 and December 31, 2006, respectively, relate to stock option expense for which subsequently recognized tax benefits will be allocated to capital in excess of par value. No tax deduction benefit from the exercise of stock options was recorded to capital in excess of par value for the years ended December 31, 2006, 2005 and 2004, respectively.

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

NOTE O - LOSSES PER COMMON SHARE

The following table presents the computations of basic and dilutive loss per share:

	2006	2005	2004
Net loss available to common shareholders	$(27,437,116)	$(15,778,281)	$(13,092,660)
Basic and fully diluted loss per share	$(0.54)	$(0.35)	$(0.32)
Weighted average common shares outstanding	50,823,652	44,743,223	41,384,074

For the years ended December 31, 2006, 2005 and 2004, 4,604,414, 7,577,208, and 9,198,646 potential shares, respectively were excluded from shares used to calculate diluted losses per share as their inclusion would reduce net losses per share.

NOTE P - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Accounts payable	$1,625,357	$880,802
Accrued interest	-	263,806
Accrued payroll and payroll taxes	559,411	594,401
Accrued purchase price contingency	400,000	-
Warranty	47,300	24,000
Other	233,076	58,863
Total	$2,865,144	$1,821,872

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE Q - COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

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

In the year ended September 2006, the Company leased a vehicle for the chief executive officer. The operating lease will expire in September 2008.

Commitments for minimum rentals under non cancelable leases at December 31, 2006 are as follows:

2007	$421,804
2008	279,618
2009	239,291
2010	176,950
2011 and thereafter	-
Total	$1,117,663

Rental expenses charged to operations for the year ended December 31, 2006, 2005 and 2004 are $578,022, $389,935, and $165,249, respectively.

NOTE R - COMMITMENTS AND CONTINGENCIES

Capital Lease Obligations

Development test equipment (Note E) includes the following amounts for capitalized leases at December 31, 2006 and 2005:

	2006	2005
Computer equipment and software	$52,000	$52,000
Less: accumulated depreciation and amortization	(36,400)	(26,000)
	$15,600	$26,000

The Company has computer equipment and software purchased under non-cancelable leases with an original cost of $52,000. As of December 31, 2006, the Company has paid in full the lease obligation. Depreciation expense of $10,400, $10,400, and $10,400 in connection with the capital leased equipment was charged to operations during the year ended December 31, 2006, 2005 and 2004, respectively.

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

The Company entered into an exclusive financial advisor and consulting agreement in January 2007. The agreement provides a minimum consideration fee, not less than $250,000, in the event of an equity or financing transaction where the advisor is engaged. The agreement may be terminated with sixty days notification by either party.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Senior Convertible Noteholder Claim

The August 14, 2006 Settlement Agreement with the Senior Convertible Debenture Noteholders provided that the number of shares issued to the Noteholders shall be adjusted based upon the arithmetic average of the weighted average price of the Company’s common stock on the American Stock Exchange for the twenty trading days immediately following the settlement date (Note H).  The Company has concluded that, based upon the weighted average of the Company's common stock between August 16, 2006 and September 13, 2006, the Company is entitled to a refund from the two Noteholders.  One of the Noteholders has informed the Company that it does not believe such a refund is required.  As a result, the Company has declined to deliver to the Noteholders certain stock purchase warrants issued to them pursuant to the Settlement Agreement pending resolution of this disagreement. The Noteholder has alleged that the Company has failed to satisfy its obligations under the Settlement Agreement by failing to deliver the warrants. In addition, the Noteholder maintains that the Company has breached certain provisions of the Registration Rights Agreement and, as a result of such breach, such Noteholder claims that it is entitled to receive liquidated damages from the Company.

However, in the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations or financial position.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE R - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE S - BUSINESS CONCENTRATION

Total sale of rental contract agreements (Note F) and the related capitalized equipment to Hospitality Leasing Corporation approximated $705,000 and $252,000 in the year ending December 31, 2006, and $439,000 and $0 in the year ending 2005, which constituted approximately 18% and approximately 18% of total revenue, respectively, and represented the only major customer for years then ended. Revenue from one major customer represented $136,166 or approximately 19% of 2004 revenues. Total accounts receivable of $8,774, or 2% of total accounts receivable, was due from Hospitality Leasing Corporation as of December 31, 2006. There were no outstanding accounts receivable from these major customers as of December 31, 2005 and 2004.

Purchases from three (3) major suppliers approximated $446,038or 61% of purchase, $598,000 or 48% of purchases, and $885,568 or 40% of purchases for the years ended December 31, 2006, 2005 and 2004, respectively. Total accounts payable of approximately $1,871 or 0.3% of total accounts payable was due to these three suppliers as of December 31, 2006 and approximately $3,000 or .04% of total accounts payable was due to these three suppliers as of December 31, 2005.

NOTE T - SUBSEQUENT EVENTS

$10 million Private Placement

On February 2, 2007, we completed a private placement of 4.0 million shares of our common stock to certain accredited investors for gross proceeds of $10 million. The Company incurred $390,000 in private placement fees in connection with this transaction. The proceeds of this offering will be used for general working capital needs and to assist in funding the Company's strategic initiatives. Telkonet also has issued to the purchasers in the private placement warrants to purchase 2.6 million shares of common stock at an exercise price of $4.17 per share. Additionally, the Company agreed to issue to the placement agent warrants to purchase 79,000 shares of its common stock at an exercise price of $4.17 per share. These warrants expire five years from the date of issuance.

Acquisition of Smart Systems International, Inc.

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $7,000,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. The Company is obligated to register the stock portion of the purchase price on or before May 15, 2007 and 1,090,000 shares are being held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement may be satisfied. The aggregate number of shares held in escrow is subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.

The acquisition was accounted for using the purchase method of accounting under SFAS No. 141.

The following table presents the purchase price allocation, including estimated professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values as of December 31, 2006 which is the most recent unaudited financial statements:

Current assets	$1,477,355
Property, plant and equipment	32,052
Other assets	378,170
Goodwill and Intangibles	5,593,557
Total assets acquired	7,481,134

Accounts payable and accrued liabilities	(231,134)
Total liabilities assumed	(231,134)
Net assets acquired	$7,250,000

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Due to its recent date of acquisition, the purchase price allocation to Intangibles and Goodwill is based upon preliminary data that is subject to adjustment and could change significantly pending the completion of an independent appraisal to accurately evaluate this allocation. The Company recognizes goodwill in connection with this acquisition as a result of SSI’s historical development of its subscriber base, high profile customer acquisition, its proprietary suite of energy management products and strategic industry position. The results of the acquisition will be included within the consolidated financial statements from its date of acquisition in 2007.

The following data presents unaudited pro forma revenues, net loss and basic and diluted net loss per share of common stock for the Company as if the acquisition discussed above, had occurred on January 1, 2005. The Company has prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if the Company had completed the acquisition at the beginning of the periods shown below or the results that will be attained in the future:

	Year Ended December 31, 2006
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$5,181,328	$1,599,935	$6,781,263
Net loss	$(27,437,116)	$(1,187,836)	$(28,624,952)
Net loss per common share outstanding - basic	$(0.54)	$-	$(0.54)
Weighted average common shares outstanding - basic	50,823,652	-	53,050,925

	Year Ended December 31, 2005
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$2,488,323	$661,604	$3,149,927
Net loss	$(15,778,281)	$(1,576,771)	$(17,355,052)
Net loss per common share outstanding - basic	$(0.35)	$(0.02)	$(0.37)
Weighted average common shares outstanding - basic	44,743,223		46,970,496

Acquisition of Ethostream LLC

On March 15, 2007, the Company acquired 100% of the outstanding membership units of Ethostream, LLC, a network solutions integration company that offers installation, sales and service to the hospitality industry. The Ethostream acquisition will enable Telkonet to provide installation and support for PLC products and third party applications to customers across North America. The purchase price of $11,756,097 was comprised of $2.0 million in cash and 3,459,609 shares of the Company’s common stock. The entire stock portion of the purchase price is being held in escrow to satisfy certain potential indemnification obligations of the sellers under the purchase agreement. The shares held in escrow are distributable over the three years following the closing. The aggregate number of shares issuable to the sellers is subject to downward adjustment in the event the Company’s common stock trades at or above a price of $4.50 per share for twenty consecutive trading days during the one year period following the closing.

The acquisition was accounted for using the purchase method of accounting under SFAS No. 141.

The following table presents the purchase price allocation, including estimated professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values as of December 31, 2006 which is the most recent unaudited financial statements:

Current assets	$877,389
Property, plant and equipment	55,793
Other assets	303,828
Goodwill & Intangibles	11,285,895
Total assets acquired	12,522,905

Accounts payable and accrued liabilities	(466,808)
Total liabilities assumed	(466,808)
Net assets acquired	$12,056,097

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Due to its recent date of acquisition, the purchase price allocation to Intangibles and Goodwill is based upon preliminary data that is subject to adjustment and could change significantly pending the completion of an independent appraisal to accurately evaluate this allocation. The Company recognizes goodwill in connection with this acquisition as a result of Ethostrean’s historical development of its subscriber base, high profile customer acquisition, and strategic industry position. The results of the acquisition will be included within the consolidated financial statements from its date of acquisition in 2007.

The following data presents unaudited pro forma revenues, net loss and basic and diluted net loss per share of common stock for the Company as if the acquisition discussed above, had occurred on January 1, 2005. The Company has prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if the Company had completed the acquisition at the beginning of the periods shown below or the results that will be attained in the future:

	Year Ended December 31, 2006
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$5,181,328	$3,511,538	$8,692,866
Net loss	$(27,437,116)	$(156,623)	$(27,593,739)
Net loss per common share outstanding - basic	$(.54)	$(0.01)	$(0.51)
Weighted average common shares outstanding - basic	50,823,652		54,283,261

	Year Ended December 31, 2005
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$2,488,323	$2,752,355	$5,240,678
Net loss	$(15,778,281)	$(113,996)	$(15,892,277)
Net loss per common share outstanding - basic	$(.35)	$0.02	$(0.33)
Weighted average common shares outstanding - basic	44,743,223		48,202,832