Form 10-Q
period 2007-03-31
TELKONET INC
filed 2007-05-10
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

For the period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,738,486 shares of Common Stock ($.001 par value) as of May 1, 2007.

TELKONET, INC.

FORM 10-Q for the Quarter Ended March 31, 2007

Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
March 31, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Operations:	4
Three Months Ended March 31, 2007 and 2006

Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2007	5

Condensed Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2007 and 2006	6

Notes to Unaudited Condensed Consolidated Financial Information:
March 31, 2007	8

Item 2. Management’s Discussion and Analysis	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits	38

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$2,187,024	$1,644,037
Accounts Receivable: net of allowance for doubtful accounts of $207,000 and $60,000 at March 31, 2007 and December 31, 2006.	1,384,299	295,116
Income tax receivable	291,000	291,000
Note receivable	37,562	-
Inventory	2,530,623	1,306,593
Prepaid expenses and deposits	473,291	229,333
Total current assets	6,903,799	3,766,079

Property and Equipment:
Furniture and equipment, at cost	1,384,538	1,370,780
Less: accumulated depreciation	599,497	577,759
Total property and equipment, net	785,041	793,021

Equipment under Operating Leases:
Capitalized equipment, at cost	4,218,582	4,026,255
Less: accumulated depreciation	738,660	568,721
Total equipment under operating leases, net	3,479,922	3,457,534

Other Assets:
Long-term investments	193,847	193,847
Intangible assets, net of accumulated amortization of $367,656and $282,325 at March 31, 2007 and December 31, 2006, respectively	4,096,271	2,181,602
Note receivable	17,974	-
Goodwill	17,775,662	1,977,768
Deposits and other	157,802	146,665
Total other assets	22,241,556	4,499,882

TOTAL ASSETS	$33,410,318	$12,516,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$3,908,835	$2,859,863
Note payable - officer	80,444	80,444
Income tax refund due to officer	291,000	291,000
Deferred revenue	207,397	160,125
Note payable under subsidiary acquisition	-	900,000
Customer deposits and other	70,439	5,281
Total current liabilities	4,558,115	4,296,713

Long Term Liabilities:
Deferred revenue	29,473	42,019
Deferred lease liability & Other	52,727	42,561
Total long term liabilities	82,200	84,580

Commitments and Contingencies	-	-
Minority Interest	-	-

Stockholders’ Equity :
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at March 31, 2007 and December 31, 2006	-	-
Common stock, par value $.001 per share; 100,000,000 shares authorized; 66,710,183 and 56,992,301 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	66,710	56,992
Additional paid-in-capital	104,529,437	78,502,900
Accumulated deficit	(75,826,144)	(70,424,669)
Stockholders’ equity	28,770,003	8,135,223
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,410,318	$12,516,516

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31,
	2007	2006
Revenues, net:
Product	$637,856	$1,549,975
Rental	608,413	393,937
Total Revenue	1,246,269	1,943,912

Cost of Sales:
Product	429,468	983,651
Rental	886,993	311,919
Total Cost of Sales	1,316,461	1,295,570

Gross Profit	(70,192)	648,342

Costs and Expenses:
Research and Development	474,603	432,569
Selling, General and Administrative	4,260,111	3,092,043
Non-Employee Stock Options and Warrants	-	277,344
Employee Stock Based Compensation	354,186	376,281
Depreciation and Amortization	151,147	119,227
Total Operating Expense	5,240,047	4,297,464

Loss from Operations	(5,310,239)	(3,649,122)

Other Income (Expenses):
Interest Income	42,347	102,684
Interest Expense	(133,584)	(720,253)
Total Other Income (Expenses)	(91,237)	(617,569)

Loss Before Provision for Income Taxes	(5,401,476)	(4,266,691)
Provision for Income Taxes		-
Loss Before Minority Interest	(5,401,476)	(4,266,691)

Minority Interest	-	19,569

Net Loss	$(5,401,476)	$(4,247,122)

Loss per common share (basic and assuming dilution)	$(0.09)	$(0.09)

Weighted average common shares outstanding	58,606,420	46,187,202

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2007	-	-	56,992,301	$56,992	$78,502,900	$(70,424,669)	$8,135,223

Shares issued for employee stock options exercised at $1.00 per share	-	-	31,000	31	30,969	-	31,000

Issuance of shares for purchase of subsidiary	-	-	2,227,273	2,227	5,997,773	-	6,000,000

Issuance of shares for purchase of subsidiary	-	-	3,459,609	3,460	9,752,637	-	9,756,097

Shares issued in connection with a private placement, net of costs	-	-	4,000,000	4,000	9,606,000	-	9,610,000

Warrants issued in exchange for interest expenses	-	-	-	-	131,009	-	131,009

Stock-based compensation expense related to employee stock options	-	-	-	-	354,186	-	354,186

Stock options granted to directors in exchange for accrued service fees	-	-	-	-	153,963	-	153,963

Net Loss	-	-				(5,401,476)	(5,401,476)

Balance at March 31, 2007	-	$-	66,710,183	$66,710	$104,529,437	$(75,826,144)	$28,770,003

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss from operating activities	$(5,401,476)	$(4,247,122)
Adjustments to reconcile net loss from operations to cash used in operating activities		-
Minority interest	-	(19,569)
Amortization of financing costs		100,225
Write-off of fixed assets in conjunction with loss on sublease	64,608	-
Value of additional warrants issued for senior convertible debenture	131,009	-
Amortization of debt discount - beneficial conversion feature of convertible debentures	-	121,586
Amortization of debt discount - value of warrants attached to convertible debentures	-	239,943
Stock options and warrants issued in exchange for services rendered	508,149	653,625
Common stock issued in exchange for services rendered	-	81,271
Depreciation, including depreciation of equipment under operating leases	321,146	215,537
Increase / decrease in:
Accounts receivable	42,132	(320,083)
Inventory	(130,631)	157,727
Prepaid expenses and deposits	(286,327)	2,220
Customer deposits and other current liability	9,683	(66,996)
Accounts payable and accrued expenses	(33,447)	(155,536)
Deferred revenue	(37,848)	97,963
Deferred lease liability	-	245
Net Cash (Used in) Operating Activities	(4,813,002)	(3,138,964)

Cash Flows from Investing Activities:
Costs of equipment under operating leases	(276,292)	(316,716)
Proceeds from sale of equipment under operating lease	-	340,130
Payment of note payable under subsidiary acquisition	(900,000)	(1,017,822)
Net cash acquired from MST	-	59,384
Investment in subsidiaries	(2,875,000)	-
Investment in affiliate	-	(44)
Purchase of property and equipment, net	(34,760)	(134,704)
Net Cash (Used in) Investing Activities	(4,086,052)	(1,069,772)

Cash Flows from Financing Activities:
Repayment of convertible debentures	-	(1,250,000)
Proceeds from sale of common stock, net of costs	9,610,000	-
Proceeds from exercise of stock options and warrants	31,000	974,503
Repayment of subsidiary loans	(198,959)	(409,675)
Net Cash Provided by (Used in) Financing Activities	9,442,041	(685,172)

Net Increase (Decrease) in Cash and Cash Equivalents	542,987	(4,893,908)

Cash and cash equivalents at the beginning of the period	1,644,037	8,422,079

Cash and cash equivalents at the end of the period	$2,187,024	$3,528,171

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2007	2006
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$622,530
Income taxes paid	-	-
Non-cash transactions:
Note payable under subsidiary acquisition	-	900,000
Issuance of shares for purchase of subsidiary	15,756,097	1,800,000
Employee stock-based compensation	508,149	376,281
Warrants issued in exchange for interest expense	131,009	-
Issuance of stock options and warrants in exchange for services rendered	-	277,344
Common stock issued for services rendered	-	81,271
Acquisition of subsidiary (Note B):
Assets acquired	$4,386,762	$4,120,600
Goodwill (including purchase price contingency)	15,797,894	6,477,767
Minority Interest	-	(19,569)
Liabilities assumed	(1,303,559)	(1,460,976)
Common stock issued	(15,756,097)	(1,800,000)
Notes payable issued	-	(900,000)
Purchase price contingency	-	(5,400,000)
Direct acquisition costs	(250,000)	(117,822)
Cash paid for acquisition	$(2,875,000)	$(900,000)

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2006.

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

In March 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada.

In March 2007, the Company acquired 100% of the outstanding membership units of Ethostream, LLC, a network solutions integration company that offers installation, sales and service to the hospitality industry. The Ethostream, LLC acquisition will enable Telkonet to provide installation and support for PLC products and third party applications to customers across North America.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc. and Ethostream, LLC and 90% owned subsidiary Microwave Satellite Technologies (MST). Significant intercompany transactions have been eliminated in consolidation.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $207,000 and $60,000 at March 31, 2007 and December 31, 2006, respectively.

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

For equipment under lease, revenue is recognized over the lease term for operating lease and rental contracts. All of the Company’s leases are accounted for as operating leases. At the inception of the lease, no lease revenue is recognized and the leased equipment and installation costs are capitalized and appear on the balance sheet as “Equipment Under Operating Leases.” The capitalized cost of this equipment is depreciated from two to three years, on a straight-line basis down to the Company’s original estimate of the projected value of the equipment at the end of the scheduled lease term. Monthly lease payments are recognized as rental income. For sales-type leases, we record the discounted present values of minimum rental payments under sales-type leases as sales.

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from continuing operating of $5,401,476 and $4,247,122 for the three months ended March 31, 2007 and 2006, respectively. Net loss from continuing operations included $131,009 and $461,754 of non-cash expense in connection with the convertible debentures and $508,149 and $653,625 of non-cash compensation to employees and non-employees in connection with stock options granted and vested for the three months ended March 31, 2007 and 2006, respectively. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $2,345,684 as of March 31, 2007.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of March 31, 2007 and December 31, 2006. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the three months ended March 31, 2007 and the year ended December 31, 2006, the Company experienced approximately three percent of units returned under its product warranty policy. As of March 31, 2007 and December 31, 2006, the Company recorded warranty liabilities in the amount of $57,120 and $47,300, respectively, using this experience factor.

New Accounting Pronouncements

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

NOTE B - ACQUISITION OF SUBSIDIARIES

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE B - ACQUISITION OF SUBSIDIARIES (continued)

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

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired. The Company engaged an independent firm to assist in allocating the excess purchase price to the intangible assets and goodwill as appropriate. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually. The subscriber list was independently valued at $2,463,927 with an estimated useful life of eight years. This intangible was amortized using that life, and amortization from the date of the acquisition through March 31, 2007, was taken as a charge against income in the consolidated statement of operations. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the intangible asset subject to amortization was reviewed periodically for impairment. Goodwill of $1,977,768, excluding the remaining purchase price contingency, represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE B - ACQUISITION OF SUBSIDIARIES (continued)

At December 31, 2006, the Company performed an impairment test on the goodwill and intangibles acquired, it was determined that there were no changes in the carrying value of goodwill and intangibles acquired.

Acquisition of Smart Systems International, Inc.

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $6,875,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. The Company is obligated to register the stock portion of the purchase price on or before May 15, 2007 and 1,090,909 shares are being held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement may be satisfied. The aggregate number of shares held in escrow is subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.

The acquisition of SSI was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The value of the Company’s common stock issued as a part of the acquisition was determined based on the most recent price of the Company's common stock on the day immediately preceding the acquisition date. The results of operations for SSI have been included in the Consolidated Statements of Operations since the date of acquisition.  The components of the purchase price were as follows:

As Reported
Common stock	$6,000,000
Cash	875,000
Direct acquisition costs	100,000
Total Purchase Price	$6,975,000

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management’s best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:.

Current assets	$1,229,867
Property, plant and equipment	36,020
Other assets	8,237
Goodwill	6,258,660
Total assets acquired	7,532,784

Accounts payable and accrued liabilities	(557,784)
Total liabilities assumed	(557,784)
Net assets acquired	$6,975,000

Due to its recent date of acquisition, the purchase price allocation to Goodwill is based upon preliminary data that is subject to adjustment and could change significantly. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE B - ACQUISITION OF SUBSIDIARIES (continued)

Acquisition of Ethostream LLC

On March 15, 2007, the Company acquired 100% of the outstanding membership units of Ethostream, LLC, a network solutions integration company that offers installation, sales and service to the hospitality industry. The Ethostream acquisition will enable Telkonet to provide installation and support for PLC products and third party applications to customers across North America. The purchase price of $11,756,097 was comprised of $2.0 million in cash and 3,459,609 shares of the Company’s common stock. The entire stock portion of the purchase price is being held in escrow to satisfy certain potential indemnification obligations of the sellers under the purchase agreement. The shares held in escrow are distributable over the three years following the closing.  If during the twelve months following the Closing, the Common Stock has a volume-weighted average trading price of at least $4.50, as reported on the American Stock Exchange, for twenty (20) consecutive trading days, the aggregate number of shares of Common Stock issuable to the sellers shall be adjusted such that the number of shares of Common Stock issuable as the stock consideration shall be determined assuming a per share price equal to $4.50.

The acquisition of Ethostream was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The value of the Company’s common stock issued as a part of the acquisition was determined based on the most recent price of the Company's common stock prior to the acquisition date. The results of operations for Ethostream have been included in the Consolidated Statements of Operations since the date of acquisition.  The components of the purchase price were as follows:

As Reported
Common stock	$9,756,097
Cash	2,000,000
Direct acquisition costs	150,000
Total Purchase Price	$11,906,097

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management’s best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:.

Current assets	$1,029,615
Property, plant and equipment	51,724
Other assets	31,299
Subscriber lists	2,000,000
Goodwill	9,539,234
Total assets acquired	12,651,872
Accounts payable and accrued liabilities	(745,775)
Total liabilities assumed	(745,775)
Net assets acquired	$11,906,097

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired. Due to its recent date of acquisition, the purchase price allocation to Intangibles and Goodwill is based upon preliminary data that is subject to adjustment and could change significantly pending the completion of an independent appraisal to accurately evaluate this allocation. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually. The subscriber list was preliminarily valued and could also change significantly pending the completion of an independent appraisal at $2,000,000 with an estimated useful life of ten years.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE B - ACQUISITION OF SUBSIDIARIES (continued)

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of the Telkonet, MST, SSI and Ethostream, LLC businesses as if the combination had occurred at the beginning of the periods presented compared with the actual results of operations of Telkonet for the same period. The unaudited pro forma condensed combined results of operations do not purport to represent what the companies’ combined results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of Telkonet’s future results.

	Three Months Ended March 31,
	Proforma 2007	Proforma 2006
Product revenue	$1,386,652	$2,407,050
Recurring revenue	1,180,909	813,605
	2,567,561	3,220,655

Net (loss)	$(5,668,394)	$(4,627,504)
Basic (loss) per share	$(.08)	$(.08)
Diluted (loss) per share	$(.08)	$(.07)

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of Gateways, eXtenders, Couplers and iBridges, which are the significant components of the Telkonet solution. Additionally, inventories include raw materials and finished goods of Smart Systems International and finished goods of Ethostream, LLC as of the acquisition date March 9, 2007 and March 15, 2007, respectively. Components of inventories as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Raw Materials	$1,301,618	$516,604
Finished Goods	1,229,005	789,989
	$2,530,623	$1,306,593

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

 NOTE D - INTANGIBLE ASSETS AND GOODWILL

As a result of MST acquisition at January 31, 2006 and the Ethostream acquisition on March 15, 2007, the Company had intangibles totaling $4,463,927 at March 31, 2007 (Note B).

In accordance with SFAS 142, Goodwill and Other Intangible Assets (SFAF No. 142), an impairment test will be performed on these assets at least annually. The consolidated statement of operations for the three months ended March 31, 2007 includes only charges for amortization of these intangibles.

The acquisition of MST resulted in the valuation by an independent appraiser of MST’s subscriber lists as intangible assets. The MST subscriber list was determined to have an eight-year life. This intangible was amortized using that life, and amortization from the date of the acquisition through March 31, 2007, was taken as a charge against income in the consolidated statement of operations. MST's goodwill of $1,977,767, excluding the purchase price contingency, represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

The acquisition of Ethostream resulted from preliminary estimates by management and is subject to adjustment upon the completion of the valuation by an independent appraiser of Ethostream’s subscriber lists as intangible assets. The Ethostream subscriber list was estimated to have a ten-year life. This intangible was amortized using that life, and amortization from the date of the acquisition through March 31, 2007, was taken as a charge against income in the consolidated statement of operations. Ethostream's goodwill of $9,539,234 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

Total identifiable intangible assets acquired and their carrying value at December 31, 2006 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable tangible Assets:
Subscriber lists	$2,463,927	$(282,325)	$2,181,602	$-	8.0

Total Amortized Identifiable Intangible Assets	2,463,927	(282,325)	2,181,602	$-
Unamortized Identifiable Intangible Assets:	None
Total	$2,463,927	$(282,325)	$2,181,602	$-

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE D - INTANGIBLE ASSETS AND GOODWILL (continued)

Total identifiable intangible assets acquired and their carrying value at March 31, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable tangible Assets:
Subscriber lists - MST	$2,463,927	$(359,323)	$2,104,604	$-	8.0
Subscriber lists - Ethostream	2,000,000	(8,333)	1,991,667	-	10.0
Total Amortized Identifiable Intangible Assets	4,463,927	(367,656)	4,096,271	-
Unamortized Identifiable Intangible Assets:	None
Total	$4,463,927	$(367,656)	$4,096,271	$-

Total amortization expense charged to operations for the three months ended March 31, 2007 was $85,331. Estimated amortization expense as of March 31, 2007 is as follows:

2007	$ 380,993
2008	507,991
2009	507,991
2010	507,991
2011	507,991
2012 and after	1,683,314
Total	$ 4,096,271

The Company does not amortize goodwill. As a result of the acquisitions of MST, Ethostream and SSI, the Company recorded goodwill in the aggregate amount of $17,775,662 as of March 31, 2007. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2007.

Considerable management judgment is necessary to estimate fair value. We enlisted the assistance of an independent valuation consultant to determine the values of our intangible assets and goodwill as of the date of acquisition. Based on various market factors and projections used by management, actual results could vary significantly from managements' estimates.

NOTE E - SENIOR CONVERTIBLE NOTES PAYABLE

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
MARCH 31, 2007
(UNAUDITED)

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

For the period end March 31, 2006, the Company paid principal of $1,250,000 and interest of $358,724 in cash. The Company amortized the debt discount to the beneficial conversion feature and value of the attached warrants, and recorded non-cash interest expense in the amount of $239,943 and $121,586, respectively.

The Company has warrants due the Noteholders as a result of the anti-dilution impact from a $10,000,000 private placement in February 2007 (Note I). The Company has accounted for the additional 76,230 warrants issued, valued at $131,009, as interest expense during the period ended March 31, 2007. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.75%, a dividend yield of 0%, and volatility of 70%.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE E - SENIOR CONVERTIBLE NOTES PAYABLE (Continued)

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

NOTE F - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00 - $1.99	4,166,929	5.71	$ 1.00	4,166,929	$ 1.00
$ 2.00 - $2.99	2,130,000	8.10	$ 2.57	1,022,750	$ 2.46
$ 3.00 - $3.99	2,558,000	8.40	$ 3.21	907,500	$ 3.34
$ 4.00 - $4.99	160,000	8.38	$ 4.44	54,250	$ 4.44
$ 5.00 - $5.99	160,000	8.14	$ 5.28	58,250	$ 5.25
	9,174,929	7.11	$ 2.12	6,209,679	$ 1.65

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

 NOTE F - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	9,614,767	$1.61
Granted	1,325,000	3.97
Exercised	(415,989)	1.18
Cancelled or expired	(372,700)	3.74
Outstanding at December 31, 2005	10,151,078	$1.85
Granted	1,125,000	3.01
Exercised	(2,051,399)	1.30
Cancelled or expired	(703,750)	2.67
Outstanding at December 31, 2006	8,520,929	$2.06
Granted	705,000	2.76
Exercised (Note I)	(31,000)	1.00
Cancelled or expired	(20,000)	3.26
Outstanding at March 31, 2007	9,174,929	$2.12

The weighted-average fair value of stock options granted to employees during the period ended March 31, 2007 and 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2007	2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.75%	5.0%
Expected stock price volatility	70%	65%
Expected dividend payout	-	-
Expected option life-years	5.0	5.0

Total stock-based compensation expense recognized in the consolidated statement of earnings for the three months ended March 31, 2007 and 2006 was $354,186 and $376,281, respectively, net of tax effect.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE F - STOCK OPTIONS AND WARRANTS (Continued)

 Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	1,815,937	5.09	$ 1.00	1,815,937	$ 1.00

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	1,999,169	$1.07
Granted	15,000	3.45
Exercised	(172,395)	2.07
Canceled or expired	-	-
Outstanding at December 31, 2005	1,841,774	$1.00
Granted	-	-
Exercised	(25,837)	1.00
Canceled or expired	-	-
Outstanding at December 31, 2006	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2007	1,815,937	$1.00

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE F - STOCK OPTIONS AND WARRANTS (Continued)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.59	862,452	4.37	$ 2.59	862,452	$ 2.59
$ 4.17	4,236,739	4.69	$ 4.17	4,236,739	$ 4.17
$ 4.70	2,211,628	3.96	$ 4.70	2,211,628	$ 4.70
	7,310,819	4.43	$ 4.14	7,310,819	$ 4.14

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	575,900	$1.12
Granted	1,040,000	4.85
Exercised	(371,900)	1.00
Canceled or expired	(14,000)	1.00
Outstanding at December 31, 2005	1,230,000	$4.31
Granted	3,657,850	4.03
Exercised	(47,750)	1.15
Canceled or expired	(282,250)	2.64
Outstanding at December 31, 2006	4,557,850	$4.20
Granted	2,752,969	4.18
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2007	7,310,819	$4.14

The Company has warrants due the Noteholders as a result of the anti-dilution impact from a $10,000,000 private placement in February 2007 (Note I). The Company has accounted for the additional 76,230 warrants issued, valued at $131,009, as interest expense during the period ended March 31, 2007. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk-free interest rate of 4.75%, a dividend yield of 0%, and volatility of 70%.

The anti-dilution impact of the private placements from August 2006 and February 2007 to the existing Noteholders, obligated the Company to re-price all of the affected purchase warrants outstanding from a price per share of $5.00, to $4.87 as of December 31, 2006 and $4.70 as of March 31, 2007, respectively.

In addition, the Company issued 2,600,000 warrants to investors and 76,739 warrants to its placement agent in connection with the private placement in February 2007 (Note I). The warrants issued to the placement agent were valued at $139,112 using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, an average risk-free interest rate of 4.75 a dividend yield of 0% and volatility of 70%.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE G - BUSINESS SEGMENTS

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

Financial data relating to reportable operating segments is as follows:

	Three Months ended March 31,
	2007	2006
	(In thousands of U.S. $)
Revenues:
Telkonet	$759	$1,636
MST	487	308
Total revenue	$1,246	$1,944

	Three Months ended March 31,
	2007	2006
	(In thousands of U.S. $)
Gross Profit
Telkonet	$233	$679
MST	(303)	(31)
Total gross profit	$(70)	$648

Loss from Operations:
Telkonet	$(4,147)	$(3,280)
MST	(1,163)	(369)
Total operating loss	$(5,310)	$(3,649)

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE G - BUSINESS SEGMENTS (Continued)

	March 31, 2007	December 31 2006
	(In thousands of U.S. $)
Assets
Telkonet	$24,210	$4,137
MST	9,200	8,379
Total assets	$33,410	$12,516

NOTE H - MINORITY INTEREST IN SUBSIDIARY

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

On January 31, 2006, the Company acquired a 90% interest in Microwave Satellite Technologies, Inc. (“MST”) from Frank Matarazzo, the sole stockholder of MST in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000 (See Note B). This transaction resulted in a minority interest of $19,569, which reflects the original investment by the minority shareholders of MST. For the period ended March 31, 2007, the minority shareholder's share of the loss of MST was limited to $19,569. The minority interest in MST is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, any losses will be charged against the Company's operations, as majority owner. However, if future earnings do materialize, the majority owner should be credited to the extent of such losses previously absorbed in the amount of $457,318.

NOTE I - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, par value $.001 per share. As of March 31, 2007 and December 31, 2006, the Company had no preferred stock issued and outstanding. The Company has authorized 100,000,000 shares of common stock, par value $.001 per share. As of March 31, 2007 and December 31, 2006, the Company had 66,710,183 and 56,992,301 shares of common stock issued and outstanding, respectively.

During the period ended March 31, 2007, the Company issued an aggregate of 31,000 shares of common stock for an aggregate purchase price of $31,000 to certain employees upon exercise of employee stock options at approximately $1.00 per share. (Note F).

On March 9, 2007, the Company entered into an Asset Purchase Agreement (“Agreement”) with Smart Systems International, a privately held company. Pursuant to the Agreement, the Company issued 2,227,273 shares of Common Stock at approximately $2.69 per share (Note B).

On March 15, 2007, the Company entered into a Purchase Agreement (“Agreement”) with Ethostream,LLC , a privately held company. Pursuant to the Agreement, the Company issued 3,459,609 shares of Common Stock at approximately $2.82 per share (Note B).

During the period ended March 31, 2007, the company issued 4,000,000 shares of Common Stock valued at $2.50 per share for an aggregate purchase price of $10,000,000. Total costs and fees include $390,000 of cash and 76,759 warrants paid to the placement agent. The company also has issued to this investor warrants to purchase 2.6 million shares of its common stock at an exercise price of $4.17 per share. A registration statement covering the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on March 5, 2007 and was declared effective on March 20, 2007. As of March 31, 2007, the Company included the warrant derivatives as equity since the criteria under EITF 00-19 for permanent equity was achieved in a nominal period during the quarter ended March 31, 2007.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE J - COMMITMENTS AND CONTINGENCIES

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

Senior Convertible Noteholder Claim

The August 14, 2006 Settlement Agreement with the Senior Convertible Debenture Noteholders provided that the number of shares issued to the Noteholders shall be adjusted based upon the arithmetic average of the weighted average price of the Company’s common stock on the American Stock Exchange for the twenty trading days immediately following the settlement date (Note E).  The Company has concluded that, based upon the weighted average of the Company's common stock between August 16, 2006 and September 13, 2006, the Company is entitled to a refund from the two Noteholders.  One of the Noteholders has informed the Company that it does not believe such a refund is required.  As a result, the Company has declined to deliver to the Noteholders certain stock purchase warrants issued to them pursuant to the Settlement Agreement pending resolution of this disagreement. The Noteholder has alleged that the Company has failed to satisfy its obligations under the Settlement Agreement by failing to deliver the warrants. In addition, the Noteholder maintains that the Company has breached certain provisions of the Registration Rights Agreement and, as a result of such breach, such Noteholder claims that it is entitled to receive liquidated damages from the Company.

However, in the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations or financial position.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

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

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $6,875,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. The Company is obligated to register the stock portion of the purchase price on or before May 15, 2007 and 1,090,909 shares are being held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement may be satisfied. The aggregate number of shares held in escrow is subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.

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

NOTE K - NOTE RECEIVABLE

In conjunction with the acquisition of Ethostream on March 15, 2007, the Company maintains a net investment in certain sales-type lease notes receivable as of March 31, 2007 consisting of the following:

Total Minimum Lease Payments to be Received	$60,668
Less: Unearned Interest Income	(5,132)
Net Investment in Sales-Type Lease Notes Receivable	55,536
Less: Current Maturities	(37,562)
Non-Current Portion	$17,974

Aggregate future minimum lease payments to be received under the above leases are as follows as of March 31, 2007:

2007	$40,383
2008	11,690
2009	7,703
2010	912
$60,688

NOTE L - EMPLOYEE BENEFIT PLAN

The Company maintains a Profit Sharing and Retirement Savings Plan for qualified employees of its subsidiary MST as of the acquisition on January 31, 2006. Telkonet’s expense for these benefits was $3,063 for the period ending March 31, 2007.

NOTE M - BUSINESS CONCENTRATION

There were no major customers with revenues representing more than 10% of total revenues for the period ending March 31, 2007. Revenue from one major customers approximated $683,451or 35% of sales for three-month period ended March 31, 2006.

Purchases from three (3) major suppliers approximated $51,862 or 17% of purchases and $48,496 or 33% of purchases for the period ended March 31, 2007 and 2006, respectively. Total accounts payable of approximately $2,495 or 0.4% of total accounts payable was due to these three suppliers as of March 31, 2007 and approximately $19,255 or 5% of total accounts payable was due to these three suppliers as of March 31, 2006.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the three-months ended March 31, 2007 and 2006, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2006 filed on March 16, 2007.

The Company reports financial results for the following operating business segments:

Telkonet Segment (“Telkonet”)

Through the revolutionary Telkonet iWire System™, Telkonet utilizes proven PLC technology to deliver commercial high-speed Broadband access from an IP “platform” that is easy to deploy, reliable and cost-effective by leveraging a building’s existing electrical infrastructure. The building’s existing electrical wiring becomes the backbone of the local area network, which converts virtually every electrical outlet into a high-speed data port, without the costly installation of additional wiring or major disruption of business activity. The segment’s net sales for the three months ended March 31, 2007 were $759,363, representing 61% of the Company’s consolidated net sales.

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $6,875,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. The Company is obligated to register the stock portion of the purchase price on or before May 15, 2007 and 1,090,909 shares are being held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement may be satisfied. The aggregate number of shares held in escrow is subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.

On March 15, 2007, the Company acquired 100% of the outstanding membership units of Ethostream, LLC, a network solutions integration company that offers installation, sales and service to the hospitality industry. The Ethostream, LLC acquisition will enable Telkonet to provide installation and support for PLC products and third party applications to customers across North America. The purchase price of $11,756,097 was comprised of $2.0 million in cash and 3,459,609 shares of the Company’s common stock. The entire stock portion of the purchase price is being held in escrow to satisfy certain potential indemnification obligations of the sellers under the purchase agreement. The shares held in escrow are distributable over the three years following the closing. If during the twelve months following the Closing, the Common Stock has a volume-weighted average trading price of at least $4.50, as reported on the American Stock Exchange, for twenty (20) consecutive trading days, the aggregate number of shares of Common Stock issuable to the sellers shall be adjusted such that the number of shares of Common Stock issuable as the stock consideration shall be determined assuming a per share price equal to $4.50.

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

MST Segment (“MST”)

MST is a communications service provider offering quadruple-play (“Quad-Play”) services to multi-tenant unit and multi-dwelling unit (“MDU”) residential, hospitality and commercial properties. These Quad-Play services include video, voice, high-speed internet and wireless fidelity (“Wi-Fi”) access. In addition, MST currently offers or plans to offer a variety of next-generation telecommunications solutions and services, including satellite installation, video conferencing, surveillance/security and energy management, and other complementary professional services. The segments’ net sales for the three months ended March 31, 2007 were $486,906, representing 39% of the Company’s consolidated net sales.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements including those related to revenue recognition, guarantees and product warranties, stock based compensation and business combinations. We base our estimates on historical experience, underlying run rates and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

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

For equipment under lease, revenue is recognized over the lease term for operating lease and rental contracts. All of the Company’s leases are accounted for as operating leases. At the inception of the lease, no lease revenue is recognized and the leased equipment and installation costs are capitalized and appear on the balance sheet as “Equipment Under Operating Leases.” The capitalized cost of this equipment is depreciated from two to three years, on a straight-line basis down to the Company’s original estimate of the projected value of the equipment at the end of the scheduled lease term. Monthly lease payments are recognized as rental income.  For sales-type leases, we record the discounted present values of minimum rental payments under sales-type leases as sales.

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

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of March 31, 2007 and December 31, 2006. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the three months ended March 31, 2007 and the year ended December 31, 2006, the Company experienced approximately three percent of units returned under its product warranty policy. As of March 31, 2007 and December 31, 2006, the Company recorded warranty liabilities in the amount of $50,790 and $31,200, respectively, using this experience factor.

New Accounting Pronouncements
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

Revenues

The Company’s revenue consists of direct product sales and a recurring (lease) model in the commercial, government and international markets of the Telkonet Segment including a partial month activity for SSI and Ethostream, LLC from the date of acquisition through March 31, 2007. Additionally, the MST Segment consists of three months of revenue in 2007 and two months of revenue from date of acquisition, January 31, 2006 through March 31, 2006 providing certain Quad-Play services. The table below outlines product versus recurring (lease) revenues for comparable periods:

	Three months Ended
	March 31, 2007		March 31, 2006		Variance

Product	$637,856	51%	$1,549,975	80%	$(912,119)	-59%
Recurring (lease)	608,413	49%	393,937	20%	214,476	54%
Total	$1,246,269	100%	$1,943,912	100%	$(697,643)	-36%

Product revenue

Product revenue in the Telkonet Segment decreased by approximately $832,000 for the three months ended March 31, 2007 compared to the prior year. The decrease is attributable the sale of certain rental contract agreements to HLC in the prior year of approximately $683,000 as well as unanticipated delays in certain Hospitality and Government direct installation initiatives in the three months ended March 31, 2007. The Telkonet Segment product revenue principally arises from the sale and installation of the Telkonet iWire SystemTM directly to commercial, government and international customers as well as through the Value Added Reseller (VAR) purchase program. Additionally, the acquisitions of SSI and Ethostream in March 2007 provides the Telkonet Segement multiple solutions of wired and wireless Internet access and energy management and from date of acquisition through March 31, 2007 amounted to approximately $150,000 of combined product revenue.

The MST Segment product revenue consists of equipment and installations and ancillary services provided to customers.

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

Recurring (lease) Revenue

The recurring revenue for the MST segment subscriber base amounted to approximately $427,000 and $168,000 for the three and two months ended March 31, 2007 and 2006, respectively. The MST Segment subscriber portfolio includes approximately 20 MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. The Telkonet Segment recurring (lease) revenue decreased by approximately $45,000 in the three months ended March 31, 2007 compared to the prior year primarily due to the sale of rental contracts to Hospitality Leasing Corporation (HLC) in 2006. As a result of the acquisition of Ethostream, the Telkonet Segment supports approximately 150,000 HSIA rooms and anticipates continued leadership in the HSIA industry.

Cost of Sales

	Three months Ended
	March 31, 2007		March 31, 2006		Variance

Product	$429,468	67%	$983,651	63%	$(554,183)	-56%
Recurring (lease)	886,993	146%	311,919	79%	575,074	184%
Total	$1,316,461	106%	$1,295,570	67%	$20,891	2%

Product Costs

The Telkonet Segment product cost for the Telkonet iWire SystemTM product suite primarily includes equipment costs and installation labor. During the three months ended March 31, 2007, product costs decreased by approximately $422,000 for the Telkonet Segment, including the non-recourse sale of rental contract agreements in the period ended March 31, 2006 which amounted to approximately $347,000 of previously capitalized costs.

The MST segment product costs primarily consist of equipment and installation labor for installation and ancillary services provided to customers.

Recurring (lease) Costs

MST segment recurring costs primarily represent customer support, programming and amortization of the capitalized costs to support the subscriber revenue.  Although MST's programming fees are a significant portion of the cost, MST continues to pursue competitive agreements and volume discounts in conjunction with the anticipated growth of the subscriber base. The customer support costs for the three months ended March 31, 2007 include build-out of the support services necessary to develop and support the build-out of the “Quad-Play” subscriber base in metropolitan New York. The capitalized costs are amortized over the lease term and include equipment and installation labor. The Telkonet Segment recurring costs decreased for the three months ended March 31, 2007 compared to the prior year period due to the sale of certain rental contracts.

Gross Profit

	Three months Ended
	March 31, 2007		March 31, 2006		Variance

Product	$208,388	33%	$566,324	37%	$(357,936)	-63%
Recurring (lease)	(278,580)	-46%	82,018	21%	(360,598)	-440%
Total	$(70,192)	-6%	$648,342	33%	$(718,534)	-111

Product Gross Profit

The gross profit for the three months ended March 31, 2007 decreased compared to the prior year period which is attributable to the decrease in product revenue compared to the prior year as well as the gross profit attributable to the sale of the HLC contracts in the prior year.

Recurring (lease) Gross Profit

Telkonet Segment gross profit associated with recurring (lease) revenue decreased as a result of the sale of rental contracts to HLC resulting in a decrease in recurring (lease) revenue which offset by increased customer support services. As MST develops the infrastructure and continues to build-out the “Quad-Play” subscriber base, the gross margins decreased approximately $324,000 for the three months ended March 31, 2007 compared to the prior year, primarily due to programming costs and the support infrastructure.

Operating Expenses

	Three months Ended
	March 31, 2007	March 31, 2006	Variance

Total	$5,240,047	$4,297,464	$942,583	22%

Overall expenses increased for the three months ended March 31, 2007 over the comparable period in 2006 by $942,583 or 22%. The principal reasons for this increase were operating costs related to the build-out of the “Quad Play” subscriber infrastructure through the MST segment. Additionally, the Telkonet operating expenses increased for the three months ended March 31, 2007 compared to the prior year due to administrative costs, a loss on the sub-lease of the Crystal City, VA office space and an increase in sales and marketing expenses for the period ending March 31, 2007.

Product Research and Development

	Three months Ended
	March 31, 2007	March 31, 2006	Variance

Total	$474,603	$432,569	$42,034	10%

Telkonet’s research and development costs related to both present and future products are expensed in the period incurred. Total expenses for the three months ended March 31, 2007 increased over the comparable prior year by $42,034 or 10%. This increase was primarily related to costs associated the development of the next generation product suite and the integration of new applications to the Telkonet iWire System.

Selling, General and Administrative

	Three months Ended
	March 31, 2007	March 31, 2006	Variance

Total	$4,260,111	$3,092,043	$1,168,068	38%

Selling, general and administrative expenses increased for the three months ended March 31, 2007 over the comparable prior year by $1,168,068 or 38%. This increase is attributed to the administrative expenses such as payroll costs, advertising, trade shows, facility costs and professional fees.

Backlog

In conjunction with the acquisition of Ethostream, LLC on March 15, 2007, the Telkonet Segment maintains contracts and monthly services for more than 1900 hotels which are expected to generate approximately $2,400,000 annual recurring support and internet advertising revenue. Additionally, Telkonet has been contracted to deploy the Telkonet iWire SystemTM at 50 properties for a major resort company which deployment represents revenue of approximately $1,100,000 over a 3 year term.

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

Liquidity and Capital Resources

Working Capital

Our working capital increased by $2,876,315 during the three months ended March 31, 2007 from a working capital deficit of $(530,631) at December 31, 2006 to a working capital of $2,345,684 at March 31, 2007. The increase in working capital for the three-months ended March 31, 2007, is due to a combination of factors, of which the significant factors are set out below:

•	Cash had an increase from working capital by $542,987 for the period ended March 31, 2007. The most significant uses and proceeds of cash are as follows:

o	Approximately $4,800,000 of cash consumed directly in operating activities

o	A cash payment of $900,000 representing the second installment of the cash portion of the purchase price for the acquisition of MST

o
The cash payment in the acquisition of Ethostream amounted to approximately $2,000,000, and as part of the acquisition the debt payoff amounted to approximately $200,000—see discussion of acquisition below;

o	The cash payments in the acquisition of SSI amounted to approximately $875,000—see discussion of acquisition below;

o	A private placement from the sale of 4,000,000 shares of common stock at $2.50 per share provided proceeds of $9,610,000.

Of the total $6,903,799 current assets as of March 31, 2007, cash represented $2,187,024. Of the total $3,766,079 current assets as of December 31, 2006, cash represented $1,644,037.

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

Principal Payments of Debt

For the period end March 31, 2006, the Company paid principal of $1,250,000 and interest of $358,724 in cash. The Company amortized the debt discount to the beneficial conversion feature and value of the attached warrants, and recorded non-cash interest expense in the amount of $239,943 and $121,586, respectively.

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

The settlement agreements provide that the number of shares issued to the noteholders shall be adjusted based upon the arithmetic average of the weighted average price of the Company’s common stock on the American Stock Exchange for the twenty trading days immediately following the settlement date.  The Company has concluded that, based upon the weighted average of the Company's common stock between August 16, 2006 and September 13, 2006, the Company is entitled to a refund from the two noteholders.  One of the noteholders has informed the Company that it does not believe such a refund is required.  As a result, the Company has declined to deliver to the noteholders certain stock purchase warrants issued to them pursuant to the settlement agreements pending resolution of this disagreement. One of the noteholders has alleged that the Company has failed to satisfy its obligations under the settlement agreement by failing to deliver the warrants. In addition, the noteholder maintains that the Company has breached certain provisions of the registration rights agreement and, as a result of such breach, such noteholder claims that it is entitled to receive liquidated damages from the Company. As of May 1, 2007, no legal claim has been filed by the noteholder.

Acquisition of Microwave Satellite Technologies, Inc.

On January 31, 2006, the Company acquired a 90% interest in MST from Frank Matarazzo, the sole stockholder of MST in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000. The cash portion of the purchase price was paid in two installments, $900,000 at closing and $900,000 in February 2007. The stock portion is payable from shares which will be held in escrow, 400,000 shares of which were paid at closing and the remaining 1,200,000 shares of which shall be issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. In the period ended December 31, 2006, the Company issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to goodwill. In the event the Company’s common stock price is below $4.50 per share upon issuance of the shares from escrow, a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million. As of March 31, 2007, the Company’s common stock price was below $4.50. To the extent that the market price of Company’s common stock is below $4.50 per share upon issuance of the shares from escrow, the number of shares issuable on conversion is ratably increased, which could result in further dilution of the Company’s stockholders.

Acquisition of Smart Systems International (SSI)

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $6,875,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. The Company is obligated to register the stock portion of the purchase price on or before May 15, 2007 and 1,090,909 shares are being held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement may be satisfied. The aggregate number of shares held in escrow is subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.

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

Proceeds from the issuance of common stock

During the three months ended March 31, 2007, the Company received $31,000 from the exercise of employee stock options.

During the three months ended March 31, 2007, the Company issued 4,000,000 shares of Common Stock valued at $2.50 per share for an aggregate purchase price of $9,610,000, net of placement fees. The Company also issued to this investor warrants to purchase 2.6 million shares of its common stock at an exercise price of $4.17 per share in this private placement transaction.

Cashflow analysis

Cash utilized in operating activities was $4,813,002 during the three months ended March 31, 2007 compared to $3,138,964 the previous comparable period. The primary use of cash during the three months ended March 31, 2007 was for operating activities.

The Company utilized cash for investing activities of $4,086,052 and $1,069,772 during the three months ended March 31, 2007 and 2006, respectively. These expenditures were primarily the result of the payment of cash portion of the MST purchase price payable in February 2007 and the acquisition of SSI and Ethostream in March 2007 of $875,000 and $2,000,000, respectively. Additionally, cost of equipment under operating leases amounted to $276,292 and $316,716 for the three months ended March 31, 2007 and 2006, respectively, offset by proceeds from sale of certain equipment under operating lease of $340,130 for the three months ended March 31, 2006. Furthermore, purchases of property and equipment amounted to $34,760 and $134,704 for the three months ended March 31, 2007 and 2006, respectively.

The Company was provided and utilized cash in financing activities of $9,442,041 and $685,172 during the three months ended March 31, 2007 and 2006, respectively. The financing activities represent proceeds from the sale of 4.0 million shares of common stock at $2.50 per share for an aggregate purchase price of $9,610,000, net of placement fees, during the three months ended March 31, 2007. Additionally, the financing activities represent proceeds from the exercise of stock options and warrants of $31,000 and $974,530 during the three months ended March 31, 2007 and 2006, respectively. In 2006, the proceeds of the financing activities were offset by repayment of senior convertible debt principal of $1,250,000 and repayment of debt of $409,675 and, in 2007, repayment of the subsidiary debt of $198,959.

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

None.

Acquisition or Disposition of Property and Equipment

During the three months ended March 31, 2007, fixed assets and costs under operating leases increased $311,052 primarily for additions to the MST Segment equipment purchases for the MST “Quad-Play” build-out. The remainder related to computer equipment and peripherals used in day-to-day operations. The Company anticipates significant expenditures in the MST Segment to continue the build-out the head-end equipment, IPTV and other related projects. The Telkonet segment does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than the purchase of computer equipment and peripherals to be used in the Company’s day-to-day operations.

In April 2005, the Company entered into a three-year lease agreement for 6,742 square feet of commercial office space in Crystal City, Virginia. Pursuant to this lease, the Company agreed to assume a portion of the build-out cost for this facility. In February 2007, the Company agreed to sub-lease the Crystal City, Virginia office through the remaining term of the contract resulting in a loss of approximately $192,000.

MST presently leases 12,600 square feet of commercial office space in Hawthorne, New Jersey for its office and warehouse spaces. This lease will expire in April 2010.

Following the acquisitions of Smart Systems International and Ethostream, the Company assumed leases on 9,000 square feet of office space in Las Vegas, NV for the Smart Systems International office and warehouse space on a month to month basis and 4,100 square feet of office space in Milwaukee, WI for Ethostream. The Ethostream lease expires in May 2011.

Number of Employees

As of May 1, 2007, the Company had 182 full time employees.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	$17,921	6,078	11,843	-	-
Operating Lease Obligations	$1,758,147	493,068	693,551	296,306	275,222
Purchase Obligations					-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP					-
Total	$1,776,068	499,146	705,394	296,306	275,222

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Short Term Investments

We held no marketable securities as of March 31, 2007. Our excess cash is held in money market accounts in a bank and brokerage firms both of which are nationally ranked top tier firms with an average return of approximately 400 basis points. Due to the conservative nature of our investment portfolio, an increase or decrease of 100 basis points in interest rates would not have a material effect on our results of operations or the fair value of our portfolio.

Investments in Privately Held Companies

We have invested in privately held companies, which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As a result, we could lose our entire initial investment in these companies. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of these companies and none is expected to develop. These investments are carried at cost, which as of May 1, 2007 was $131,044 and $8,000 in BPL Global and Amperion, respectively, and at March 31, 2007, are recorded in other assets in the Consolidated Balance Sheets.

Item 4.  Controls and Procedures.

As of March 31, 2007, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Vice President Finance (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Vice President Finance concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the U.S. Securities and Exchange Commission. During the three months ended March 31, 2007, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company’s results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this quarterly report on Form 10-Q. You should carefully consider all of these risks.

The Company has a history of operating losses and an accumulated deficit and expects to continue to incur losses for the foreseeable future.

Since inception through March 31, 2007, the Company has incurred cumulative losses of $75,826,144 and has never generated enough funds through operations to support its business. Additional capital may be required in order to provide working capital requirements for the next twelve months.

If the Company’s common stock ceases trading on the American Stock Exchange, an investment in the Company’s common stock could become significantly less liquid.

On April 17, 2007, the Company received notification from the American Stock Exchange (AMEX) that, as of such date, the Company was not in compliance with Sections 120 and 121(A) of the AMEX Company Guide, which compliance is required for the continued listing of the Company’s common stock on the AMEX. Although on May 1, 2007 the Company submitted a Plan of Compliance in response to AMEX’s correspondence and the Company believes this Plan of Compliance adequately addresses all of the concerns raised by AMEX, if the Plan of Compliance is rejected, AMEX could take steps to delist the Company’s common stock from the exchange. If the Company’s common stock ceases to trade on the AMEX, the trading market for the Company’s common stock could be negatively impacted. Generally speaking, securities that are not traded on a national securities exchange tend to be less liquid and trade with larger spreads between the bid and ask price than securities traded on exchanges or automated quotation systems. As a result, holders of our common stock may have some difficulty selling their shares in the open market if the Company is unable to maintain its listing on the AMEX.

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

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $17.8 million at March 31, 2007 resulting from recent and past acquisitions. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

10.6	Employment Agreement by and between Telkonet, Inc. and Frank T. Matarazzo, dated as of February 1, 2006 (incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2006)
10.7	Settlement Agreement by and among Telkonet, Inc. and Kings Road Investments Ltd., dated as of August 14, 2006 (incorporated by reference to our Form 8-K (No. 001-31972), filed on August 16, 2006)
10.8
Settlement Agreement by and among Telkonet, Inc. and Portside Growth & Opportunity Fund, dated as of August 14, 2006 (incorporated by reference to our Form 8-K (No. 001-31972), filed on August 16, 2006)

10.9
Securities Purchase Agreement, dated August 31, 2006, by and among Telkonet, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, Ena (incorporated by reference to our Form 8-K (No. 001-31972), filed on September 6, 2006)

10.10
Registration Rights Agreement, dated August 31, 2006, by and among Telkonet, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, Ena (incorporated by reference to our Form 8-K (No. 001-31972), filed on September 6, 2006)

10.11
Securities Purchase Agreement, dated February 1, 2007, by and among Telkonet, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, Hudson Bay Fund LP and Hudson Bay Overseas Fund, Ltd. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)

10.12
Registration Rights Agreement, dated February 1, 2007, by and among Telkonet, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, Ena, Hudson Bay Fund LP and Hudson Bay Overseas Fund, Ltd. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)

10.13	Employment Agreement by and between Telkonet, Inc. and William Dukes, dated as of March 9, 2007(incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
10.14	Employment Agreement by and between Telkonet, Inc. and Robert Zirpoli, dated as of March 9, 2007(incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
10.15	Employment Agreement by and between Telkonet, Inc. and Jason Tienor, dated as of March 15, 2007(incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
10.16	Employment Agreement by and between Telkonet, Inc. and Jeff Sobieski, dated as of March 15, 2007(incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Ronald W. Pickett
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard J. Leimbach
32.1	Certification of Ronald W. Pickett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard J. Leimbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: May 10, 2007	By:	/s/ Ronald W. Pickett
Ronald W. Pickett Chief Exective Officer