Form 10-Q
period 2007-06-30
TELKONET INC
filed 2007-08-09
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

For the period ended June 30, 2007

Commission file number 001-31972

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 67,678,842 shares of Common Stock ($.001 par value) as of August 1, 2007.

TELKONET, INC.

FORM 10-Q for the Quarter Ended June 30, 2007

Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
June 30, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Operations:
Three and Six Months Ended June 30, 2007 and 2006	4

Condensed Consolidated Statement of Stockholders’ Equity
January 1, 2007 through June 30, 2007	5

Condensed Consolidated Statements of Cash Flows:
Six Months Ended June 30, 2007 and 2006	6-7

Notes to Unaudited Condensed Consolidated Financial Information:
June 30, 2007	8-27

Item 2. Management’s Discussion and Analysis	28-40

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	41

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Submission of Matters to a Vote of Security Holders	42

Item 5. Other Information	42

Item 6. Exhibits	42-43

TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$6,023,299	$1,644,037
Accounts Receivable: net of allowance for doubtful accounts of $146,498 and $60,000 at June 30, 2007 and December 31, 2006, respectively	1,902,060	295,116
Income tax receivable	291,000	291,000
Note receivable	27,408	-
Inventory	2,289,759	1,306,593
Other	366,461	229,333
Total current assets	10,899,987	3,766,079

Property and Equipment:
Furniture and equipment, at cost	1,538,932	1,370,780
Less: accumulated depreciation	670,177	577,759
Total property and equipment, net	868,755	793,021

Equipment under Operating Leases:
Capitalized equipment, at cost	4,675,431	4,026,255
Less: accumulated depreciation	919,105	568,721
Total equipment under operating leases, net	3,756,326	3,457,534

Other Assets:
Long-term investments	193,847	193,847
Intangible assets, net of accumulated amortization of $506,807 and $282,325 at June 30, 2007 and December 31, 2006, respectively	4,857,120	2,181,602
Financing costs, net of accumulated amortization of $24,050	841,764	-
Goodwill	17,074,690	1,977,768
Note receivable	17,974
Deposits and other	160,137	146,665
Total other assets	23,145,532	4,499,882
Total Assets	$38,670,600	$12,516,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$4,556,434	$2,859,863
Notes payable - officer	80,444	80,444
Income tax refund due to officer	291,000	291,000
Deferred revenue	225,502	160,125
Note payable under subsidiary acquisition	-	900,000
Customer deposits and other	36,150	5,281
Total current liabilities	5,189,530	4,296,713

Long Term Liabilities:
Deferred Revenue	20,903	42,019
Deferred lease liability & other	63,397	42,561
Convertible debentures, net of discounts	4,377,611	-
Total long term liabilities	4,461,911	84,580

Commitments and Contingencies	-	-
Minority Interest	4,388,300	-

Stockholders’ Equity :
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at June 30, 2007 and December 31, 2006
Common stock, par value $.001 per share; 100,000,000 shares authorized; 66,806,986 and 56,992,301 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	66,807	56,992
Additional paid-in-capital	104,975,067	78,502,900
Accumulated deficit	(80,411,015)	(70,424,669)
Stockholders’ equity	24,630,859	8,135,223
Total Liabilities And Stockholders’ Equity	$38,670,600	$12,516,516

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For The Three months Ended June 30,		For The Six months Ended June 30,
	2007	2006	2007	2006
Revenues, net:
Product	$2,626,079	$722,014	$3,263,935	$2,271,989
Rental	1,040,528	430,456	1,648,941	824,393
Total Revenue	3,666,607	1,152,470	4,912,876	3,096,382

Cost of Sales:
Product	1,935,481	322,879	2,364,949	1,306,530
Rental	1,060,408	689,963	1,947,401	1,001,882
Total Cost of Sales	2,995,889	1,012,842	4,312,350	2,308,412

Gross Profit	670,718	139,628	600,526	787,970

Costs and Expenses:
Research and Development	615,205	532,130	1,089,808	964,699
Selling, General and Administrative	4,244,707	3,747,252	8,504,818	6,839,295
Impairment write-down in investment in affiliate	-	38,000	-	38,000
Non-Employee Stock Options and Warrants	-	-	-	277,344
Employee Stock Based Compensation	335,881	208,537	690,067	584,818
Depreciation and Amortization	211,373	151,492	362,520	270,719
Total Operating Expense	5,407,166	4,677,411	10,647,213	8,974,875

Loss from Operations	(4,736,448)	(4,537,783)	(10,046,687)	(8,186,905)

Other Income (Expenses): Interest Income	30,111	85,856	72,458	188,540
Interest Expense	(66,973)	(3,130,095)	(200,557)	(3,850,348)
Total Other Income (Expenses)	(36,862)	(3,044,239)	(128,099)	(3,661,808

Loss Before Provision for Income Taxes	(4,733,310)	(7,582,022)	(10,174,786)	(11,848,713)
Provision for Income Taxes	-	-	-	-

Loss Before Minority Interest	(4,733,310)	(7,582,022)	(10,174,786)	(11,848,713)
Minority Interest	188,440	-	188,440	19,569
Net Loss	$(4,584,870)	$(7,582,022)	$(9,986,346)	$(11,829,144)

Loss per common share (basic and assuming dilution)	$(0.07)	$(0.16)	$(0.16)	$(0.25)

Weighted average common shares outstanding	66,747,862	47,494,930	62,699,631	46,844,404

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2007 THROUGH JUNE 30, 2007

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2007	-	-	56,992,301	$56,992	$78,502,900	$(70,424,669)	$8,135,223

Shares issued for employee stock options exercised at approximately $1.06 per share	-	-	106,000	106	111,854		111,960

Shares issued in exchange for services rendered at approximately $2.63 per share	-	-	21,803	22	57,320		57,342

Issuance of shares for purchase of subsidiary	-	-	2,227,273	2,227	5,997,773		6,000,000

Issuance of shares for purchase of subsidiary	-	-	3,459,609	3,460	9,752,637		9,756,097

Shares Issued in connection with Private Placement	-	-	4, 000,000	4,000	9,606,000		9,610,000

Value of additional warrants issued in conjunction with exchange of convertible debentures	-	-	-	-	131,009		131,009

Stock-based compensation expense related to employee stock options	-	-	-	-	661,611		661,611

Stock-based compensation related to Stock option expenses accrued in prior period	-	-	-	-	153,963		153,963

Net Loss	-	-	-	-	-	(9,986,346)	(9,986,346)

Balance at June 30, 2007	-	$-	$66,806,986	$66,807	$104,975,067	(80,411,015)	24,630,859

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss from operating activities	$(9,986,346)	$(11,829,144)
Adjustments to reconcile operating losses to cash used in operating activities:
Minority interest	(188,440)	(19,569)
Amortization and write-off of financing costs in connection with conversion of convertible debentures	-	535,473
Amortization of financing costs	24,050	-
Write-off of fixed assets in conjunction with loss on sublease	64,608	-
Value of warrants issued for conversion of convertible debentures	131,009	1,290,328
Amortization and write-off of debt discount - beneficial conversion feature of convertible debentures	-	649,595
Amortization and write-off of debt discount - value of warrants attached to convertible debentures	-	1,285,443
Amortization of debt discount - value of warrants attached to convertible debentures	24,100	-
Amortization of debt discount - beneficial conversion feature of convertible debentures	24,100	-
Amortization of debt discount - Original Issue Discount	14,621	-
Stock options and warrants issued in exchange for services rendered	844,030	862,162
Common stock issued in exchange for services rendered	57,342	203,027
Impairment write-down in investment in Amperion	-	38,000
Depreciation, including depreciation of equipment under operating leases	711,422	438,285
Increase / decrease in:
Accounts receivable and notes receivable	(565,758)	(229,482)
Inventory	123,323	373,115
Prepaid expenses and deposits	(131,832)	(85,915)
Customer deposits and other	(40,898)	(77,127)
Accounts payable and accrued expenses	818,994	(108,972)
Deferred revenue	(101,501)	103,527
Deferred lease liability & Other	10,670	245
Net Cash (Used in) Operating Activities	(8,166,506)	(6,399,179)

Cash Flows from Investing Activities:
Costs of equipment under operating leases	(733,141)	(916,572)
Proceeds from sale of equipment under operating lease	-	350,571
Released funds from Restricted Certificate of Deposit	-	1,000,000
Payment of note payable and investment in subsidiary	(900,000)	(1,017,822)
Net cash acquired from MST	-	59,384
Investment in subsidiaries	(3,150,557)	-
Investment in affiliate	-	(44)
Purchase of property and equipment, net	(189,154)	(454,723)
Net Cash (Used in) Investing Activities	(4,972,852)	(979,206)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debentures, net of costs and fees	5,303,238	-
Repayment of convertible debentures	-	(1,250,000)
Proceeds from sale of common stock, net of costs	9,610,000	-
Proceeds from subsidiaries sale of common stock, net of costs	2,694,020	-
Repayment of senior notes	-	(100,000)
Proceeds from exercise of stock options and warrants	111,960	1,643,720
Repayment of subsidiary loans	(200,598)	(410,479)
Net Cash Provided by (Used in) Financing Activities	17,518,620	(116,759)

Net Increase (Decrease) in Cash and Cash Equivalents	4,379,262	(7,495,144)

Cash and cash equivalents at the beginning of the period	$1,644,037	$8,422,079

Cash and cash equivalents at the end of the period	$6,023,299	$926,935

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six months Ended June 30,
	2007	2006
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$3,420	$$888,788
Income taxes paid		-
Non-cash transactions:
Note payable under subsidiary acquisition	-	900,000
Common stock issued in exchange for convertible debentures	-	5,821,686
Issuance of shares for purchase of subsidiary	15,756,097	2,700,000
Employee stock-based compensation	815,574	584,818
Warrants issued in exchange for interest expense	131,009	-
Issuance of stock options and warrants in exchange for services rendered	-	277,344
Common stock issued for services rendered	-	203,027

Acquisition of subsidiaries (Note B):
Assets acquired	$2,286,479	$1,656,673
Subscriber lists	2,900,000	2,463,927
Goodwill (including purchase price contingency)	15,096,922	6,477,767
Minority Interest		(19,569)
Liabilities assumed	(1,356,415)	(1,460,976)
Common stock issued	(15,756,097)	(2,700,000)
Notes payable issued		(900,000)
Purchase price contingency		(4,500,000)
Direct acquisition costs	(295,889)	(117,822)
Cash paid for acquisition	$(2,875,000)	$(900,000)

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2006.

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

In May 2007, Microwave Acquisition Corp., a newly formed wholly-owned subsidiary of MSTI Holdings Inc. (formerly Fitness Xpress-Software Inc.) merged with MST. As a result of the merger, the Company’s common stock in MST was exchanged for shares of common stock of MSTI Holdings Inc. Immediately following the merger, MSTI Holdings Inc. completed a private placement of its common stock for aggregate gross proceeds of $3,078,716 and sold senior convertible debentures in the aggregate principal amount of $6,050,000 (plus an 8% original issue discount added to such principal amount). As a result of these transactions, the Company’s 90% interest in MST became a 63% interest in MSTI Holdings Inc.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc. and Ethostream, LLC and 63%-owned subsidiary MSTI Holdings Inc. (reported as the Company’s MST segment). Significant intercompany transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $146,998 and $60,000 at June 30, 2007 and December 31, 2006, respectively.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss of $9,986,346 and $11,829,144 for the six months ended June 30, 2007 and 2006, respectively. Net loss included $131,009 and $3,760,839 of non-cash expense in connection with the convertible debentures and $844,030 and $862,162 of non-cash compensation to employees and non-employees in connection with stock options granted and vested for the six months ended June 30, 2007 and 2006, respectively. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $5,710,457 as of June 30, 2007.

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

MST accounts for the revenue, costs and expense related to residential cable services as the related services are performed in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs have exceeded installation revenue in all reported periods. Generally, credit risk is managed by disconnecting services to customers who are delinquent. The capitalized cost of this equipment is depreciated from three to ten years, on a straight-line basis down to the Company’s original estimate of the projected value of the equipment at the end of the scheduled lease term and appears on the balance sheet in “Equipment Under Operating Leases.”.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of June 30, 2007 and December 31, 2006. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the six months ended June 30, 2007 and the year ended December 31, 2006, the Company experienced approximately three percent of units returned under its product warranty policy. As of June 30, 2007 and December 31, 2006, the Company recorded warranty liabilities in the amount of $57,598 and $47,300, respectively, using this experience factor.

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

NOTE B - ACQUISITION OF SUBSIDIARY

Acquisition of Microwave Technologies, Inc .

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

The purchase price contingency shares are price protected for the benefit of the former owner of MST. In the event the Company’s common stock price is less than $4.50 per share upon issuance of the shares from escrow, a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million. The price protection provision provides a cash benefit to the former owner of MST if the as-defined market price of the Company’s common stock is less than $4.50 per share at the time of issuance from the escrow. The issuance of additional shares or distribution of other consideration upon resolution of the contingency based on the Company’s common stock prices will not affect the cost of the acquisition. When the contingency is resolved or settled, and additional consideration is distributable, the Company will record the current fair value of the additional consideration and the amount previously recorded for the common stock issued will be simultaneously reduced to the lower current value of the Company’s common stock.

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

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired. The Company used a discounted cash flow model to determine the value of the intangible assets and to allocate the excess purchase price to the intangible assets and goodwill as appropriate. In this model, expected cash flows from subscribers were discounted to their present value at a rate of return of 20% (incorporating the risk-free rate, expected inflation, and related business risks) over a period of eight years. Expected costs such as income taxes and cost of sales were deducted from expected revenues to arrive at after tax cash flows. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually. The subscriber list was independently valued at $2,463,927 with an estimated useful life of eight years.

At December 31, 2006, the Company performed an impairment test on the goodwill and intangibles acquired, it was determined that there were no changes in the carrying value of goodwill and intangibles acquired.

On May 24, 2007, MST completed a merger transaction pursuant to which it became a wholly-owned subsidiary of MSTI Holdings, Inc. (formerly Fitness Xpress, Inc. ("FXS")), an inactive publicly registered shell corporation with no significant assets or operations). As a result of the merger, there was a change in control of the public shell corporation. In accordance with SFAS No. 141, MST was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the transaction represented a recapitalization of MST’s capital structure. For accounting purposes, the Company accounted for the transaction as a reverse acquisition and MST is the surviving entity. MST did not recognize goodwill or any intangible assets in connection with the transaction. In connection with the acquisition, the Company’s 90% interest in MST was converted to a 63% interest in MSTI Holdings, Inc.

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

As Reported
Common stock	$6,000,000
Cash	875,000
Direct acquisition costs	131,543
Total Purchase Price	$7,006,543

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management’s best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Current assets	$1,229,867
Property, plant and equipment	36,020
Other assets	8,237
Goodwill	6,290,203
Total assets acquired	7,564,327

Accounts payable and accrued liabilities	(557,784)
Total liabilities assumed	(557,784)
Net assets acquired	$7,006,543

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

As Reported
Common stock	$9,756,097
Cash	2,000,000
Direct acquisition costs	164,346
Total Purchase Price	$11,920,443

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management’s best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Current assets	$939,029
Property, plant and equipment	51,724
Other assets	21,602
Subscriber lists	2,900,000
Goodwill	8,806,719
Total assets acquired	12,719,074
Accounts payable and accrued liabilities	(798,631)
Total liabilities assumed	(798,631)
Net assets acquired	$11,920,443

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired. Due to its recent date of acquisition, the purchase price allocation to Intangibles and Goodwill is based upon preliminary data that is subject to adjustment and could change significantly pending the completion of management’s valuation to accurately evaluate this allocation. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually. The subscriber list was preliminarily valued and could also change significantly pending the completion of management’s appraisal at $2,900,000 with an estimated useful life of twelve years.

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of the Telkonet, MST, SSI and Ethostream businesses as if the combination had occurred at the beginning of the periods presented compared with the actual results of operations of Telkonet for the same period. The unaudited pro forma condensed combined results of operations do not purport to represent what the companies’ combined results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of Telkonet’s future results.

	Six months Ended
	June 30,
	Proforma	Proforma
	2007	2006

Product revenue	$3,595,655	$3,687,450
Rental revenue	2,638,513	1,606,717
Total revenues	6,234,168	5,294,167

Net (loss)	$(9,452,062)	$(12,136,532)
Basic (loss) per share	$(0.16)	$(0.26)
Diluted (loss) per share	$(0.16)	$(0.26)

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of Gateways, eXtenders, Couplers and iBridges, which are the significant components of the Telkonet solution. Components of inventories as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
Raw Materials	$900,491	$516,604
Finished Goods	1,389,268	789,989
	$2,289,759	$1,306,593

NOTE D - INTANGIBLE ASSETS AND GOODWILL

As a result of the MST acquisition at January 31, 2006 and the Ethostream acquisition on March 15, 2007, the Company had intangibles totaling $5,363,927 at June 30, 2007 (Note B).

In accordance with SFAS 142, Goodwill and Other Intangible Assets (SFAF No. 142), an impairment test will be performed on these assets at least annually. The consolidated statement of operations for the three and six months ended June 30, 2007 includes only charges for amortization of these intangibles.

We used a discounted cash flow model to determine the value of the intangible assets and to allocate the excess purchase price to the intangible assets and goodwill as appropriate. In this model, expected cash flows from subscribers were discounted to their present value at a rate of return of 20% (incorporating the risk-free rate, expected inflation, and related business risks) over a determined length of life year. Expected costs such as income taxes and cost of sales were deducted from expected revenues to arrive at after tax cash flows.

We have applied the same discounted cash flow methodology to the assessment of value of the intangible assets of Ethostream, LLC, during the acquisition completed on March 15, 2007, for purposes of determining the purchase price.

The MST subscriber list was determined to have an eight-year life. This intangible was amortized using that life and amortization from the date of the acquisition through June 30, 2007 was taken as a charge against income in the consolidated statement of operations. MST's goodwill of $1,977,767, excluding the purchase price contingency, represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

The Ethostream subscriber list was estimated to have a twelve-year life. This intangible was amortized using that life and amortization from the date of the acquisition through June 30, 2007 was taken as a charge against income in the consolidated statement of operations. Ethostream's goodwill of $8,806,719 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

Total identifiable intangible assets acquired and their carrying values at December 31, 2006 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable tangible Assets:
Subscriber lists	$2,463,927	$(282,325)	$2,181,602	$-	8.0

Total Amortized Identifiable Intangible Assets	2,463,927	(282,325)	2,181,602	$-	8.0
Unamortized Identifiable Intangible Assets:	None
Total	$2,463,927	$(282,325)	$2,181,602	$-	8.0

Total identifiable intangible assets acquired and their carrying values at June 30, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable tangible Assets:
Subscriber lists - MST	$2,463,927	$(436,320)	2,027,607		8.0
Subscriber lists - Ethostream	2,900,000	$(70,487)	2,829,513	$-	12.0

Total Amortized Identifiable Intangible Assets	5,363,927	$(506,807)	4,857,120	-	9.8
Unamortized Identifiable Intangible Assets:	None
Total	$5,363,927	$(506,807)	4,857,120	$-	9.8

Total amortization expense charged to operations for the six months ended June 30, 2007 and 2006 was $224,482 and $145,426 , respectively. Estimated amortization expense as of June 30, 2007 is as follows:

Fiscal
July 1 - December 31, 2007	274,828
2008	549,658
2009	549,658
2010	549,658
2011	549,658
2012 and after	2,383,660
Total	$4,857,120

The Company does not amortize goodwill. As a result of the acquisition of MST, Ethostream, and SSI, the Company recorded goodwill in the amount of $17,074,690 as of June 30, 2007. There were no changes in the carrying amount of goodwill for the six months ended June 30, 2007.

NOTE E - SENIOR CONVERTIBLE DEBENTURES

A summary of convertible promissory notes payable at June 30, 2007 and December 31, 2006 is as follows:

	2007	2006
Senior Convertible Debentures, accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at the noteholders option, and mature on April 30, 2010	$6,576,350	$-
Original Issue Discount - net of accumulated amortization of $14,621 and $0 at June 30, 2007 and December 31, 2006	(511,729)	-
Debt Discount - beneficial conversion feature, net of accumulated amortization of $24,100 and $0 at June 30, 2007 and December 31, 2006, respectively.	(843,505)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $24,100 and $0 at June 30, 2007 and December 31, 2006, respectively.	(843,505)	-

Total	$4,377,611	$-
Less: current portion	-	-
	$4,377,611	$-

Aggregate maturities of long-term debt as of June 30, 2007 are as follows:

Fiscal Year	Amount
2007	-
2008	2,192,117
2009	3,288,175
2010	1,096,058
$6,576,350

During the six months ended June 30, 2007, MSTI Holdings Inc., a majority owned subsidiary of Telkonet, Inc., issued senior convertible debentures (the "Debentures") having a principal value of $6,576,350 to investors, including an original issue discount of $526,350, in exchange for $6,050,000 from investors, exclusive of placement fees. The original issue discount to the Debentures is amortized over 36 months. The Debentures accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the Debentures, payable quarterly in cash or common stock, at MSTI Holdings Inc.’s option, and mature on April 30, 2010. The Debentures are not callable and are convertible at a conversion price of $0.65 per share into 10,117,462 shares of MSTI Holdings Inc. common stock, subject to certain limitations.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to the MST additional paid in capital included in the Company’s minority interest. The Company recognized and measured an aggregate of $867,505 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Notes issued during the period ended June 30, 2007. The debt discount attributed to the beneficial conversion feature is amortized over the Notes maturity period (three years) as interest expense.

In connection with the placement of the Debentures, MSTI Holdings, Inc. has also agreed to issue to the Noteholders, five-year warrants to purchase an aggregate of 5,058,730 shares of MSTI Holdings, Inc. common stock at an exercise price of $1.00 per share. MSTI Holdings Inc. valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 54%. The $867,505 of debt discount attributed to the value of the warrants issued is amortized over the Notes maturity period (three years) as interest expense.

In connection with the issuance of the Debentures, MSTI Holdings Inc. incurred placement fees of $423,500. Additionally, MSTI Holdings Inc. issued such agents five-year warrants to purchase 708,222 shares of MSTI Holdings Inc. common stock at an exercise price of $1.00.

The Company amortized the original issue discount, the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $14,621, $24,100 and $24,100, respectively, for the period ended June 30, 2007.

Senior Convertible Notes

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

Early Extinguishment of Debt

On August 14, 2006, the Company executed separate settlement agreements with the lenders of its Convertible Senior Notes. Pursuant to the settlement agreements the Company paid to the lenders on August 15, 2006 in the aggregate $9,910,392 plus accrued but unpaid interest of $23,951 and certain premiums specified in the Notes in satisfaction of the amounts then outstanding under the Notes. Of the amount to be paid to the lenders under the Notes, $6,500,000 was paid in cash through a drawdown on a letter of credit previously pledged as collateral for the Company’s obligations under the Notes. The remaining note balance of $1,428,314 and a Redemption Premium of $1,982,078, calculated as 25% of remaining principal, was paid to the lenders in shares of the Company’s common stock valued at the lower of $5.00 per share and 92.5% of the arithmetic average of the weighted average price of the Company’s common stock on the American Stock Exchange for the twenty trading days beginning on August 16, 2006. The Company also issued 862,452 warrants to purchase shares of the Company’s common stock at the exercise price of $2.58 per share (92.5% of the average trading price as described above). The Company valued the warrants at $1,014,934 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 65%. The Company has accounted for the Redemption Premium and the additional warrants issued as non-cash early extinguishment of debt expense during the year ended December 31, 2006. Registration statements covering the shares underlying the warrants, were filed with the Securities and Exchange Commission on Form S-3 on September 29, 2006 and October 13, 2006 and were declared effective on October 16, 2006 and October 24, 2006, respectively.

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

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00 - $1.99	4,095,929	5.00	$1.00	4,095,929	$1.00
$ 2.00 - $2.99	2,160,500	6.76	$2.56	1,238,250	$2.49
$ 3.00 - $3.99	2,094,500	7.39	$3.25	1,019,750	$3.33
$ 4.00 - $4.99	160,000	7.71	$4.44	58,500	$7.71
$ 5.00 - $5.99	150,250	7.57	$5.25	67,000	$5.25
	8,661,179	5.57	$2.07	6,479,429	$1.68

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	9,614,767	$1.61
Granted	1,325,000	3.97
Exercised	(415,989)	1.18
Canceled or expired	(372,200)	3.74
Outstanding at December 31, 2005	10,151,078	$1.85
Granted	1,125,000	3.01
Exercised	(2,051,399)	1.30
Canceled or expired	(703,750)	2.67
Outstanding at December 31, 2006	8,520,929	$2.06
Granted	745,000	2.74
Exercised (Note J)	(106,000)	1.06
Canceled or expired	(498,750)	3.06
Outstanding at June 30, 2007	8,661,179	$2.07

The weighted-average fair value of stock options granted to employees during the period ended June 30, 2007 and 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2007	2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.7%	4.8%
Expected stock price volatility	70%	66%
Expected dividend payout	-	-
Expected option life-years	5.0	5.0
Expected forfeiture rate	12.0%	12.0%
Fair value per share of options granted	$1.61	$1.80

The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures. We estimate the volatility of our common stock based on the calculated historical volatility of our own common stock using the trailing 12 months of share price data prior to the date of the award. We base the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation for those awards that are expected to vest. In accordance with SFAS No. 123R, we adjust share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.

The total intrinsic value of the options exercised during the six months ended June 30, 2007 and 2006 is $94,340, and $2,810,417, respectively. Additionally, the total fair value of shares vested during these periods is $661,611 and $584,818, respectively.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the six months ended June 30, 2007 was $661,611, net of tax effect, excluding $28,456 of expense attributable to MST. Additionally, the aggregate intrinsic value of options outstanding and unvested at June 30, 2007 is $2,645,663.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	1,815,937	4.84	$ 1.00	1,815,937	$ 1.00

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	1,999,169	$1.07
Granted	15,000	3.45
Exercised	(172,395)	2.07
Canceled or expired	-	-
Outstanding at December 31, 2005	1,841,774	$1.00
Granted	-	-
Exercised	(25,837)	1.00
Canceled or expired	-	-
Outstanding at December 31, 2006	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2007	1,815,937	$1.00

The amount of the expense charged to operations in connection with granting stock options to non employees was $0 and $273,499 during the six months ended June 30, 2007 and 2006, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.59	862,452	4.12	$ 2.59	862,452	$ 2.59
$ 4.17	4,236,739	4.44	$ 4.17	4,236,739	$ 4.17
$ 4.70	2,211,628	3.71	$ 4.70	2,211,628	$ 4.70
	7,310,819	4.14	$ 4.14	7,310,819	$ 4.14

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	575,900	$1.12
Granted	1,040,000	4.85
Exercised	(371,900)	1.00
Canceled or expired	(14,000)	1.00
Outstanding at December 31, 2005	1,230,000	$4.31
Granted	3,657,850	4.03
Exercised	(47,750)	1.15
Canceled or expired	(282,250)	2.64
Outstanding at December 31, 2006	4,557,850	$4.20
Granted	2,752,969	4.18
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2007	7,310,819	$4.14

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

The estimated value of compensatory warrants vested during the period ended June 30, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: warrant remaining life of 0.14 years, a risk free interest rate of 4.77%, a dividend yield of 0% and volatility of 67%. In-the-money warrants granted were charged to operations at grant date. Total expense of $3,845 was charged to operations for the period ended June 30, 2006.

The anti-dilution impact of the private placements from August 2006 and February 2007 to the existing Noteholders, obligated the Company to re-price all of the affected purchase warrants outstanding from a price per share of $5.00, to $4.87 as of December 31, 2006 and $4.70 as of June 30, 2007, respectively.

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

Financial data relating to reportable operating segments is as follows:

	Six Months ended June 30,
	2007	2006
	(In thousands of U.S. $)
Revenues:
Telkonet	$3,922	$2,319
MST	990	777
Total revenue	$4,912	$3,096

	Six Months ended June 30,
	2007	2006
	(In thousands of U.S. $)
Gross Profit
Telkonet	$1,170	$887
MST	(569)	(99)
Total gross profit	$601	$788

Loss from Operations:
Telkonet	$(7,610)	$(9,368)
MST	(2,437)	(1,181)
Total operating loss	$(10,047)	$(8,187)

	June 30, 2007	December 31, 2006
	(In thousands of U.S. $)
Assets
Telkonet	$24,246	$4,137
MST	14,425	8,379
Total assets	$38,671	$12,516

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

On May 24, 2007, MST merged with a wholly-owned subsidiary of MSTI Holdings, Inc. (formerly Fitness Xpress, Inc. ("FXS")). Immediately following the merger, MSTI Holdings Inc. completed an equity financing of approximately $3.1 million through the private placement of common stock and warrants and a debt financing of approximately $6 million through the private placement of debentures and warrants. These transactions resulted in additional minority interest of $4,576,740 and increased the minority interest from 10% to 37% of MSTI Holding, Inc. outstanding common shares.

For the period ended June 30, 2007 and 2006, the minority shareholder's share of the loss of MST was limited to $188,440 and $19,569, respectively. The minority interest in MST through May 24, 2007 was a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, any losses will be charged against the Company's operations, as majority owner. However, if future earnings do materialize, the majority owner should be credited to the extent of such losses previously absorbed in the amount of $545,745.

Minority interest at June 30, 2007 and December 31, 2006 amount to $4,388,300 and $0, respectively.

NOTE I - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, par value $.001 per share. As of June 30, 2007 and December 31, 2006, the Company had no preferred stock issued and outstanding. The Company has authorized 100,000,000 shares of common stock, par value $.001 per share. As of June 30, 2007 and December 31, 2006, the Company had 66,806,986 and 56,992,301 shares of common stock issued and outstanding, respectively.

During the period ended June 30, 2007, the Company issued an aggregate of 106,000 shares of common stock for an aggregate purchase price of $111,960 to certain employees upon exercise of employee stock options at approximately $1.06 per share. (Note F).

During the period ended June 30, 2007, the Company issued an aggregate of 21,803 shares of common stock, valued at $57,342, to a consultant and an employee in exchange for services, which approximated the fair value of the shares issued during the period services were completed and rendered.

On March 9, 2007, the Company entered into an Asset Purchase Agreement (“Agreement”) with Smart Systems International, a privately held company. Pursuant to the Agreement, the Company issued 2,227,273 shares of Common Stock at approximately $2.69 per share (Note B).

On March 15, 2007, the Company entered into a Purchase Agreement (“Agreement”) with Ethostream, LLC, a privately held company. Pursuant to the Agreement, the Company issued 3,459,609 shares of Common Stock at approximately $2.82 per share (Note B).

In February 2007, the Company issued 4,000,000 shares of Common Stock valued at $2.50 per share for an aggregate purchase price of $9,610,000, net of placement fees. The Company also issued to this investor warrants to purchase 2.6 million shares of its common stock at an exercise price of $4.17 per share in this private placement transaction. A registration statement covering the shares underlying the warrants, was filed with the Securities and Exchange Commission on Form S-3 on March 5, 2007 and was declared effective on March 20, 2007. In accordance with EITF 00-19-02, “Accounting for Registration Payment Arrangements”, at the time of the issuance of the equity for registration the Company deemed it probable that a registration of shares would be deemed effective therefore a loss contingency would not be necessary and the equity was recorded at fair value on the date of issuance.

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

The Company entered into an exclusive financial advisory and consulting agreement in January 2007. The agreement provides for a minimum consideration fee of $250,000, in the event of an equity sale or other financing transaction where the advisor is engaged. The agreement may be terminated with sixty days notification by either party.

On August 1, 2007, the Company entered into an agreement with Barry Honig, President of GRQ Consultants, Inc. (“GRQ”). Telkonet has agreed to pay Mr. Honig 50,000 shares of common stock per month for six (6) months, to provide the Company with transaction advisory services. GRQ holds a Senior Promissory Note issued by Telkonet in the principal amount of $1,500,000. The Note was issued on July 24, 2007 (Note N).

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

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $6,875,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. The Company was obligated to register the stock portion of the purchase price on or before May 15, 2007. Pursuant to the registration rights agreement, the registration statement was required to be effective no later than July 14, 2007. As of August 9, 2007, the registration statement has not been declared effective. The registration rights agreement does not expressly provide for penalties in the event this deadline is not met.

Of the stock issued in the SSI acquisition, 1,090,909 shares are being held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement may be satisfied. The aggregate number of shares held in escrow is subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.

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

NOTE K - NOTE RECEIVABLE

In conjunction with the acquisition of Ethostream on March 15, 2007, the Company maintains a net investment in certain sales-type lease notes receivable as of June 30, 2007 consisting of the following:

Total Minimum Lease Payments to be Received	$49,376
Less: Unearned Interest Income	(3,994)
Net Investment in Sales-Type Lease Notes Receivable	45,382
Less: Current Maturities	(27,408)
Non-Current Portion	$17,974

Aggregate future minimum lease payments to be received under the above leases are as follows as of June 30, 2007:

2007	$29,071
2008	11,690
2009	7,703
2010	912
$49,376

NOTE L - EMPLOYEE BENEFIT PLAN

The Company maintains a Profit Sharing and Retirement Savings Plan for qualified employees of its subsidiary MST as of the acquisition on January 31, 2006. MST’s expense for these benefits was $7,876 for the period ending June 30, 2007.

NOTE M - BUSINESS CONCENTRATION

There were no major customers with revenues representing more than 10% of total revenues for the six-month period ending June 30, 2007. Revenue from one major customer approximated $706,478 or 23% of sales for six-month period ended June 30, 2006. Total accounts receivable of $21,651, or 6% of total accounts receivable, was due from the one major customer as of June 30, 2006.

Purchases from three (3) major suppliers approximated $280,878 or43% of purchases and $156,836 or 31% of purchases for the period ended June 30, 2007 and 2006, respectively. Total accounts payable of approximately $172,360 or4% of total accounts payable was due to these three suppliers as of June 30, 2007 and approximately $22,464 or 3% of total accounts payable was due to these three suppliers as of June 30, 2006.

NOTE N - SUBSEQUENT EVENTS

Acquisition of Newport Telecommunications Co. by Subsidiary

On July 18, 2007, Microwave Satellite Technologies, Inc., the wholly-owned subsidiary of the Company’s majority owned subsidiary MSTI Holdings Inc., acquired substantially all of the assets of Newport Telecommunications Co., a New Jersey general partnership (“NTC”), relating to NTC’s business of providing broadband internet and telephone services at certain residential and commercial properties in the development known as Newport in Jersey City, New Jersey. Pursuant to the terms of the NTC acquisition, the total consideration paid was $2,550,000, consisting of (i) 866,856 unregistered shares of the Company’s common stock, equal to $1,530,000 ( which is based on the average closing prices for the Company common stock for the ten trading days immediately prior to the closing date), and (ii) $1,020,000 in cash, subject to adjustments. The total consideration will be increased or decreased depending on the number of subscriber accounts acquired in the NTC acquisition that were in good standing at that time. The number will be determined within 120 days of the closing. The stock certificates representing the Company common stock, and $510,000 of the cash consideration were paid to an escrow agent to be released after the final determination of the number of subscriber accounts in good standing acquired at closing.

Senior Note Purchase Agreement

On July 24, 2007, Telkonet entered into a Senior Note Purchase Agreement with GRQ Consultants, Inc. (“GRQ”) pursuant to which the Company issued to GRQ a Senior Promissory Note (the “Note”) in the aggregate principal amount of $1,500,000. The Note is due and payable on the earlier to occur of (i) the closing of the Company’s next financing, or (ii) January 28, 2008, and bears interest at a rate of six (6%) percent per annum. The Company has incurred approximately $25,000 in fees in connection with this transaction. The net proceeds from the issuance of the Note will be for general working capital needs. In connection with the issuance of the Note, the Company also issued to GRQ warrants to purchase 359,712 shares of Telkonet common stock at $4.17 per share. These warrants expire five years from the date of issuance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the three and six months ended June 30, 2007 and 2006, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2006 filed on March 16, 2007.

Business

Telkonet, Inc., formed in 1999, develops and markets technology for the transmission of high-speed voice, video and data communications over the existing electrical wiring within a building. Telkonet has made definitive inroads into the Powerline communication (PLC) market and established the “leading” position for in-building commercial communication solutions.

Through our indirect subsidiary, MST, we are able to offer quadruple-play (“Quad-Play”) services to multi-tenant unit and multi-dwelling unit (“MDU”) residential, hospitality and commercial properties. These Quad-Play services include video, voice, high-speed internet and wireless fidelity (“Wi-Fi”) access. In addition, MST is also a national ISP and offers a suite of ancillary services including the design, installation and service of satellite and IP based video conferencing and surveillance systems.

As a result of Telkonet's acquisition of Smart Systems International Inc. and EthoStream, LLC, the Company can now provide hospitality owners with a greater return on technology investments. Hotel owners can leverage the Telkonet iWire System™ platform to support wired and wireless Internet access and, in the future, a networked energy management system. With the synergy of Ethostream’s centralized remote monitoring and management platform extending over HSIA, digital video surveillance and energy management, hospitality owners will have a complete technology offering based on Telkonet’s core PLC system as the infrastructure backbone, demonstrating true technology convergence.

The Company’s offices are located at 20374 Seneca Meadows Parkway, Germantown, Maryland 20876. The reports that the Company files pursuant to the Securities Exchange Act of 1934 can be found at the Company’s web site at www.telkonet.com.

The highlights and business developments for the six months ended June 30, 2007 include the following:

•	Consolidated revenue growth of 59% driven by acquisitions, as well as an increase in sales of the Telkonet iWire System™.
•	The acquisition of 1,800 hotel customers through the addition of Ethostream to the Telkonet segment in March 2007. As of June 30, 2007, the Company has over 2,000 hotels under management.
•	The acquisition of exclusive and patented technology from Smart Systems International, a leading provider of energy management products to customers in the U.S.
•	The raising of $10 million through a private placement of 4 million shares of common stock.
•
Completion of a merger by MST with a wholly-owned subsidiary of a  public shell corporation and a subsequent raise by the public shell corporation of $9.1. million through sales of convertible debentures and a private placement of common stock of the newly formed corporation. Following these transactions, the Company owns approximately 63% of the outstanding shares of MSTI Holdings, Inc. the newly created publicly traded company.

The Company classifies revenue and cost of sales into two categories: product and recurring. Product revenue is defined as products and installation services for the Company’s broadband networks and energy management products. Recurring (lease) revenue is primarily monthly subscription revenue for support and network maintenance contracts for our broadband network platforms and for Quad Play services (as defined below) offered by MST. Product and labor costs directly related to sales are allocated to cost of sales in the period in which they are provided. For management reporting purposes, all other expenses are classified as operating expenses, and are recorded as such in the consolidated statement of operations. The Company reports financial results for the following operating business segments:

Telkonet Segment (“Telkonet”)

The Telkonet segment markets and sells broadband network equipment and solutions, including the Telkonet iWire System™ and wireless network technology, and energy management solutions to commercial resellers, hospitality owners such as hotels and resorts, government and international markets. Through the revolutionary Telkonet iWire System™, Telkonet utilizes proven PLC technology to deliver commercial high-speed Broadband access from an IP “platform” that is easy to deploy, reliable and cost-effective by leveraging a building’s existing electrical infrastructure. The building’s existing electrical wiring becomes the backbone of the local area network, which converts virtually every electrical outlet into a high-speed data port, without the costly installation of additional wiring or major disruption of business activity. Additionally, we provide customer service to our customers through support and maintenance contracts maintained by our centralized remote monitoring and management platform. The Telkonet segment’s net revenues for the three and six months ended June 30, 2007 were $3,163,349, and $3,922,712, representing 86% and 80%, respectively, of the Company’s consolidated net revenues.

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $6,875,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. The Company was obligated to register the stock portion of the purchase price on or before May 15, 2007. Pursuant to the registration rights agreement, the registration statement was required to be effective no later than July 14, 2007. As of August 9, 2007, the registration statement has not been declared effective. The registration rights agreement does not expressly provide for penalties in the event this deadline is not met.

Of the stock issued in the SSI acquisition, 1,090,909 shares are being held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement may be satisfied. The aggregate number of shares held in escrow is subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.

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

MST Segment (“MST”)

MST is a communications service provider offering Quad-Play services to multi-tenant unit and MDU residential, hospitality and commercial properties. These Quad-Play services include video, voice, high-speed internet and Wi-Fi access. In addition, MST is also a national ISP and offers a suite of ancillary services including the design, installation and service of satellite and IP based video conferencing and surveillance systems.

Revenue for the MST segment is subject to fluctuations due to the timing of sales of high-value products and service projects, the impact of seasonal spending patterns, the timing and size of research projects its customers perform, changes in overall spending levels in the telecommunication industry and other unpredictable factors that may affect customer ordering patterns. Any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines, or impacts from the other factors mentioned above, could adversely affect revenue growth or cause a sequential decline in quarterly revenue. Due to the possibility of fluctuations in revenue and net income or loss, quarterly comparisons of MST’s operating results are not necessarily indicative of future performance. Net sales for this segment for the three and six months ended June 30, 2007 were $503,258, and $990,164, representing 14% and 20%, respectively, of the Company’s consolidated net revenues.

On May 24, 2007, the MST was merged into a wholly-owned subsidiary of MSTI Holdings, Inc. (formerly Fitness Xpress, Inc. ("FXS")), an inactive publicly registered shell corporation with no significant assets or operations. As a result of the merger, there was a change in control of the public shell corporation. In accordance with SFAS No. 141, MST was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the transaction represents a recapitalization of the MST’s capital structure. For accounting purposes, the Company accounted for the transaction as a reverse acquisition with MST as the surviving entity. MST did not recognize goodwill or any intangible assets in connection with the transaction. In connection with the acquisition, the Company’s 90% interest in MST was exchanged for a 63% interest in MSTI Holdings, Inc..

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

MST accounts for the revenue, costs and expense related to residential cable services as the related services are performed in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs have exceeded installation revenue in all reported periods. Generally, credit risk is managed by disconnecting services to customers who are delinquent. The capitalized cost of this equipment is depreciated from three to ten years, on a straight-line basis down to the Company’s original estimate of the projected value of the equipment at the end of the scheduled lease term and appears on the balance sheet in “Equipment Under Operating Leases.”.

Management identifies a delinquent customer based upon the delinquent payments status of an outstanding invoice, generally greater than 30 days past the due date. The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of June 30, 2007 and December 31, 2006. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the six months ended June 30, 2007 and the year ended December 31, 2006, the Company experienced approximately three percent of units returned under its product warranty policy. As of June 30, 2007 and December 31, 2006, the Company recorded warranty liabilities in the amount of $57,598 and $31,200, respectively, using this experience factor.

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

Revenues

The Company’s revenue consists of product sales and a recurring (lease) model in the commercial, government and international markets of the Telkonet Segment including activity for SSI and Ethostream from the date of acquisition through June 30, 2007. The MST Segment revenue consists of Quad-Play services provided to a subscriber portfolio of MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. The MST Segment is included in revenue since the acquisition of MST on January 31, 2006.

The table below outlines product versus recurring (lease) revenues for comparable periods:

	Three months Ended
	June 30, 2007		June 30, 2006		Variance

Product	$2,626,079	72%	$722,014	63%	$1,904,065	264%
Recurring (lease)	1,040,528	28%	430,456	37%	610,072	142%
Total	$3,666,607	100%	$1,152,470	100%	$2,514,137	218%

	Six months Ended
	June 30, 2007		June 30, 2006		Variance

Product	$3,263,935	66%	$2,271,989	73%	$991,946	44%
Recurring (lease)	1,648,941	34%	824,393	27%	824,548	100%
Total	$4,912,876	100%	$3,096,382	100%	$1,816,494	59%

Product revenue

The Telkonet Segment product revenue principally arises from the sale and installation of the broadband networking and energy management equipment, including the Telkonet iWire System™ to commercial resellers, and the hospitality, government and international markets. Product revenue in the Telkonet Segment increased by approximately $1,964,000 and $1,132,000 for the three and six months ended June 30, 2007, including approximately $703,000 and $771,000 attributed to the sale of energy management products, and approximately $1,281,000 and $1,429,000 of products and services to the hospitality market. Additionally, revenues generated in the government market were approximately $376,000 and $424,000 for the three and six months ended June 30, 2007, and were related to site evaluations and initial deployments of certain government installations. We anticipate an upward trend of quarterly growth in the hospitality, energy management and government markets of the Telkonet segment through the remainder of 2007 based upon planned opportunities.

The MST Segment product revenue consists of equipment, installations and ancillary services provided to customers independent of the subscriber model. Product revenue in this segment for the three and six months ended June 30, 2007 was approximately $108,000 and $168,000, respectively.

Recurring (lease) Revenue

The increase in recurring revenue in the Telkonet segment for the three and six months ended June 30, 2007, reflects the addition of Ethostream’s hospitality portfolio in March 2007. During the six months ended June 30, 2007, we added approximately 1,800 hotels to our broadband network portfolio, and currently support over 170,000 HSIA rooms, resulting in additional recurring revenue of $512,000 and $565,000 for the three and six months ended June 30, 2007. Telkonet segment on-going monthly recurring revenue is approximately $200,000 and we anticipate growth to our subscriber base as we deploy additional sites under contract in the hospitality and government markets.

The recurring revenue for the MST segment subscriber base increased by approximately $95,000 and $308,000 for the three and six months ended June 30, 2007 and 2006, respectively. The MST Segment subscriber portfolio includes approximately 20 MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York.

Cost of Sales

	Three months Ended
	June 30, 2007		June 30, 2006		Variance

Product	$1,935,481	74%	$322,879	45%	$1,612,602	499%
Recurring (lease)	1,060,408	102%	689,963	160%	370,445	54%
Total	$2,995,889	82%	$1,012,842	88%	$1,983,047	196%

	Six months Ended
	June 30, 2007		June 30, 2006		Variance

Product	$2,364,949	72%	$1,395,139	61%	$969,810	70%
Recurring (lease)	1,947,401	118%	913,273	111%	1,034,128	113%
Total	$4,312,350	88%	$2,308,412	75%	$2,003,938	87%

Product Costs

The Telkonet Segment product costs for the Telkonet iWire SystemTM product suite include equipment and installation labor related to the sale of networking equipment. During the three and six months ended June 30, 2007, product costs increased by approximately $1,690,000 and $1,180,000, respectively, for the Telkonet Segment in conjunction with the increased sales to the hospitality, energy management and government markets.

The MST segment product costs primarily consist of equipment and installation labor for installation and ancillary services provided to customers. For the three and six months ended June 30, 2007, product costs for the MST segment amount to approximately $80,000 and $140,000.

Recurring (lease) Costs

The Telkonet segment recurring costs increased for the three and six months ended June 30, 2007 compared to the prior year period with the addition of Ethostream’s infrastructure to support the hospitality portfolio including an internal call center.

MST segment recurring costs primarily represent customer support, programming and amortization of the capitalized costs to support the subscriber revenue.  Although MST's programming fees are a significant portion of the cost, MST continues to pursue competitive agreements and volume discounts in conjunction with the anticipated growth of the subscriber base. The customer support costs for the three and six months ended June 30, 2007 include build-out of the support services necessary to develop and support the build-out of the Quad-Play subscriber base in metropolitan New York. The capitalized costs are amortized over the lease term and include equipment and installation labor.

Gross Profit

	Three months Ended
	June 30, 2007		June 30, 2006		Variance

Product	$690,598	26%	$399,135	55%	$291,463	73%
Recurring (lease)	(19,880)	-2%	(259,507)	-60%	239,627	92%
Total	$670,718	18%	$139,628	12%	$531,090	380%

	Six months Ended
	June 30, 2007		June 30, 2006		Variance

Product	$898,986	28%	$876,850	39%	$22,136	3%
Recurring (lease)	(298,460)	-18%	(88,880)	-11%	(209,580)	-236%
Total	$600,526	12%	$787,970	25%	$(187,444)	-24%

Product Gross Profit

The gross profit for the three and six months ended June 30, 2007 increased compared to the prior year period as a resulting of product sales and installations in the Telkonet Segment and represented 26% and 28% of product revenue, respectively. We anticipate an increase in gross profit trend for product sales as energy management and government markets opportunities expand. Additionally, the integration of acquired companies has resulted in opportunities to internalize installation services and streamline processes.

Recurring (lease) Gross Profit

Telkonet Segment gross profit associated with recurring (lease) revenue increased for the three months and six months ended June 30, 2007 by approximately $456,000 and $330,000, respectively. The centralized remote monitoring and management platform and internal call support center will provide the platform to maintain and expand gross profit for the Telkonet recurring revenue.

The MST segment gross margins decreased by approximately $216,000 and $540,000 for the three and six months ended June 30, 2007, respectively, compared to the prior year, primarily due to programming costs and the support infrastructure. MST anticipates an expanded subscriber base over the current infrastructure and reduced programming costs through mediums such as IPTV will facilitate increased gross profit.

Operating Expenses

	Three months Ended
	June 30, 2007	June 30, 2006	Variance

Total	$5,407,166	$4,677,411	$729,755	16%

	Six months Ended
	June 30, 2007	June 30, 2006	Variance

Total	$10,647,213	$8,974,875	$1,672,338	19%

Overall expenses increased for the three and six months ended June 30, 2007 over the comparable period in 2006 by approximately $729,000 and $1,672,000 or 16% and 19%. The principal reasons for this increase were operating costs related to the build-out of the Quad Play subscriber infrastructure through the MST segment. Additionally, the Telkonet operating expenses increased for the three and six months ended June 30, 2007 due to the operating costs of the acquired businesses of approximately $943,000 and $1,135,000 for the three and six months ended June 30, 2007, respectively. Additionally, the Telkonet operating expenses increase for the three and six months ended June 30, 2007, respectively, due to increased administrative costs, a loss on the sub-lease of the Crystal City, VA office space and increased sales and marketing expenses. We expect quarterly operating expenses as compared to the three months ended June 30, 2007 to decrease for the remainder of 2007 as the integration of the acquired businesses to provide for certain operating efficiencies.

Research and Development

	Three months Ended
	June 30, 2007	June 30, 2006	Variance

Total	$615,205	$532,130	$83,075	16%

	Six months Ended
	June 30, 2007	June 30, 2006	Variance

Total	$1,089,808	$964,699	$125,109	13%

Telkonet’s research and development costs related to both present and future products are expensed in the period incurred. Total expenses for the three and six months ended June 30, 2007 increased by $83,075 or 16%, and 125,109, or 13%, respectively. This increase was primarily related to costs associated the development of the next generation product suite and the integration of new applications to the Telkonet iWire System.

Selling, General and Administrative

	Three months Ended
	June 30, 2007	June 30, 2006	Variance

Total	$4,244,707	$3,747,252	$497,455	13%

	Six months Ended
	June 30, 2007	June 30, 2006	Variance

Total	$8,504,818	$6,839,295	$1,665,523	24%

Selling, general and administrative expenses increased for the three and six months ended June 30, 2007 over the comparable prior year by $497,455 or 13%, and $1,665,523 or 24%. This increase is attributed to the administrative expenses such as payroll related costs of approximately $207,000 and $540,000, advertising, tradeshows and other costs of approximately $4,000 and $159,000 and professional fees of $196,000 and $537,000 for the three and six months ended June 30, 2007, respectively. Additionally, the acquisitions of SSI and Ethostream amounted to additional costs of $782,000 and $944,000, respectively.  Prior year expenses related to the amortization and write-off of financing fees $435,000 and $535,000 partially offset the overall change. We expect quarterly selling, general and administrative expenses as compared to the three months ending June 30, 2007 to decrease for the remainder of 2007 as the integration of the acquired businesses to provide for certain operating efficiencies.

Backlog

In conjunction with the acquisition of Ethostream on March 15, 2007, the Telkonet Segment maintains contracts and monthly services for more than 1900 hotels which are expected to generate approximately $2,400,000 annual recurring support and internet advertising revenue. Additionally, Telkonet has been contracted to deploy the Telkonet iWire SystemTM at 50 properties for a major resort company, which deployment represents revenue of approximately $1,100,000 over a 3 year term.

In conjunction with the acquisition of Smart Systems International on March 9, 2007, Telkonet assumed certain purchase orders relating to a major utilities energy management initiative provided through the two selected providers. The current order backlog amounts to approximately $1,052,000 and the estimated remaining program value amounts to $3,000,000 for products and services to be provided through 2008.

The MST subscriber portfolio includes approximately 20 MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. The remaining terms of the access agreements provide MST access rights from 7 to 15 years with the final agreement expiring in 2016 and the revenues to be recognized under non-cancelable bulk agreements provide a minimum of $2,100,000 in revenue through 2013.

Liquidity and Capital Resources

Working Capital

Our working capital increased by $6,241,088 during the six months ended June 30, 2007 from a working capital deficit of $(530,631) at December 31, 2006 to a working capital of $5,710,457 at June 30, 2007. The increase in working capital for the six months ended June 30, 2007, is due to a combination of factors, of which the significant factors are set out below:

•	Cash had an increase from working capital by $4,379,262 for the six months ended June 30, 2007. The most significant uses and proceeds of cash are as follows:

o	Approximately $8,167,000 of cash consumed directly in operating activities

o	A cash payment of $900,000 representing the second installment of the cash portion of the purchase price for the acquisition of MST

o
The cash payment in the acquisition of Ethostream amounted to approximately $2,000,000, and as part of the acquisition the debt payoff amounted to approximately $200,000—see discussion of acquisition below;

o	The cash payments in the acquisition of SSI amounted to approximately $875,000—see discussion of acquisition below;

o	A private placement from the sale of 4,000,000 shares of common stock at $2.50 per share provided proceeds of $9,610,000.

o	A private placement and sale of debentures by MSTI Holdings Inc. for net proceeds of $2,694,000 and $5,303,000, respectively.

Of the total $10,899,987 current assets as of June 30, 2007, cash represented $6,023,299. Of the total $3,766,079 current assets as of December 31, 2006, cash represented $1,644,037.

Convertible Senior Notes- MSTI

During the six months ended June 30, 2007, MSTI Holdings Inc., a majority-owned subsidiary of Telkonet, issued senior convertible debentures (the "Debentures") having a principal value of $6,576,350, plus an original issue discount of $526,350, in exchange for $6,050,000 from investors, exclusive of placement fees. The original issue discount to the Debentures is amortized over 36 months. The Debentures accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the Debentures, payable quarterly in cash or common stock, at MSTI Holdings Inc.’s option, and mature on April 30, 2010. The Debentures are not callable and are convertible at a conversion price of $0.65 per share into 10,117,462 shares of MSTI Holdings Inc. common stock, subject to certain limitations.

In connection with the placement of the Debentures, MSTI Holdings Inc. has also agreed to issue to the Noteholders, five-year warrants to purchase an aggregate of 5,058,730 shares of MSTI Holdings Inc. common stock at an exercise price of $1.00 per share. In connection with the issuance of the Debentures, we incurred placement fees of $423,500. Additionally, MSTI Holdings Inc. issued such agents five-year warrants to purchase 708,222 shares of MSTI Holdings Inc. common stock at an exercise price of $1.00.

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

Early Extinguishment of Debt

On August 14, 2006, the Company executed separate settlement agreements with the lenders of its Notes. Pursuant to the settlement agreements the Company paid to the lenders in the aggregate $9,910,392 plus accrued but unpaid interest of $23,951 and certain premiums specified in the Notes in satisfaction of the amounts then outstanding under the Notes. Of the amount to be paid to the lenders under the Notes, $6,500,000 was paid in cash through a drawdown on a letter of credit previously pledged as collateral for the Company’s obligations under the Notes. The remaining note balance of $1,428,314 and a Redemption Premium of $1,982,078, calculated as 25% of remaining principal, was paid to the lenders in shares of Company’s common stock valued at the lower of $5.00 per share and 92.5% of the arithmetic average of the weighted average price of the Company’s common stock on the American Stock Exchange for the twenty trading days beginning on August 16, 2006. The Company also issued 862,452 warrants to purchase shares of the Company’s common stock at the exercise price of the lower of $2.58 per share and 92.5% of the average trading price as described above. The Company has accounted for the Redemption Premium and the additional warrants issued as non-cash early extinguishment of debt expense during the year ended December 31, 2006.

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

Acquisition of Smart Systems International (SSI)

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $6,875,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. The Company was obligated to register the stock portion of the purchase price on or before May 15, 2007. Pursuant to the registration rights agreement, the registration statement was required to be effective no later than July 14, 2007. As of August 9, 2007, the registration statement has not been declared effective. The registration rights agreement does not expressly provide for penalties in the event this deadline is not met.

Of the stock issued in the transaction, 1,090,909 shares are being held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement may be satisfied. The aggregate number of shares held in escrow is subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.

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

Proceeds from the issuance of common stock

During the six months ended June 30, 2007, the Company received $111,960 from the exercise of employee stock options.

During the six months ended June 30, 2007, the Company issued 4,000,000 shares of common stock valued at $2.50 per share for an aggregate purchase price of $9,610,000, net of placement fees. The Company also issued to the same investor warrants to purchase 2.6 million shares of its common stock at an exercise price of $4.17 per share in this transaction.

Additionally, during the six months ended June 30, 2007, MSTI Holdings Inc. completed a private placement resulting in net proceeds of approximately $2,674,000.

Cashflow analysis

Cash utilized in operating activities was $8,167,000 during the six months ended June 30, 2007 compared to $6,399,000 in the previous comparable period. The primary use of cash during the three months ended March 31, 2007 was for operating activities.

The Company utilized cash for investing activities of $4,972,852 and $979,206 during the six months ended June 30, 2007 and 2006, respectively. These expenditures were primarily the result of the payment of cash portion of the MST purchase price of $900,000 in February 2007, and cash payments of $875,000 and $2,000,000, for the acquisition of SSI and Ethostream, respectively, in March 2007. Additionally, cost of equipment under operating leases amounted to $795,723 and $916,572 for the six months ended June 30, 2007 and 2006. Equipment costs were partially offset by proceeds of $350,571 from the sale of certain equipment under operating lease during the six months ended June 30, 2006. Furthermore, purchases of property and equipment amounted to $126,572 and $454,723 for the six months ended June 30, 2007 and 2006, respectively.

The Company was provided and utilized cash in financing activities of $17,518,620 and $116,759 during the six months ended June 30, 2007 and 2006, respectively. The financing activities involved the sale of 4.0 million shares of common stock at $2.50 per share for a total of $9,610,000, net of placement fees, in February 2007. Additionally, proceeds from the exercise of stock options and warrants were $111,960 and $1,643,720 during the six months ended June 30, 2007 and 2006, respectively. Through its majority-owned subsidiary MSTI Holdings, Inc., the Company raised $5,303,238 through the sale of debentures, and $2,694,020 through the sale of common stock, during the six months ended June 30, 2007. In 2006, the proceeds of the financing activities were offset by repayment of senior convertible debt principal of $1,250,000 and repayment of debt of $410,479 and, in 2007, repayment of the subsidiary debt of $200,598.

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

Off Balance Sheet Arrangements

None.

Acquisition or Disposition of Property and Equipment

During the six months ended June 30, 2007, fixed assets and costs under operating leases increased $922,295 primarily for additions to the MST Segment equipment purchases for the MST Quad-Play build-out. The remainder related to computer equipment and peripherals used in day-to-day operations. The Company anticipates significant expenditures in the MST Segment to continue the build-out the head-end equipment, IPTV and other related projects. The Telkonet segment does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than the purchase of computer equipment and peripherals to be used in the Company’s day-to-day operations.

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

Following the acquisitions of Smart Systems International and Ethostream, the Company assumed leases on 9,000 square feet of office space in Las Vegas, NV for Smart Systems International on a month to month basis and 4,100 square feet of office space in Milwaukee, WI for Ethostream. The Ethostream lease expires in May 2011.

Number of Employees

As of August 1, 2007, the Company had 174 full time employees.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$6,576,350	-	6,576,350	-	-
Capital Lease Obligations	$15,002	5,993	9,009	-	-
Operating Lease Obligations	$1,631,342	459,745	674,305	239,562	257,730
Purchase Obligations (Note 1)	$970,593	970,593			-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP					-
Total	$9,193,287	1,436,331	7,259,664	239,562	257,730

Note (1): Purchase commitment for the IPTV build-out of MST subscriber base in the second half of 2007

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

Investments in Privately Held Companies

We have invested in privately held companies, which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As a result, we could lose our entire initial investment in these companies. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of these companies and none is expected to develop. These investments are carried at cost, which as of August 1, 2007 was $131,044 and $8,000 in BPL Global and Amperion, respectively, and at June 30, 2007, are recorded in other assets in the Consolidated Balance Sheets.

Item 4.  Controls and Procedures.

As of June 30, 2007, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Vice President Finance (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Vice President Finance concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the U.S. Securities and Exchange Commission. During the six months ended June 30, 2007, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since inception through June 30, 2007, the Company has incurred cumulative losses of $80,399,914 and has never generated enough funds through operations to support its business. Additional capital may be required in order to provide working capital requirements for the next twelve months.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $17.1 million at June 30, 2007 resulting from recent and past acquisitions. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

Telkonet, Inc. Registrant

Date: August 9, 2007	By:	/s/ Ronald W. Pickett
Ronald W. Pickett Chief Executive Officer