Form 10-Q
period 2007-09-30
TELKONET INC
filed 2007-11-09
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

For the period ended September 30, 2007

Commission file number 001-31972

TELKONET, INC.

(Exact name of Issuer as specified in its charter)

Utah	87-0627421
(State of Incorporation)	(IRS Employer Identification No.)

20374 Seneca Meadows Parkway, Germantown, MD 20876
(Address of Principal Executive Offices)

(240) 912-1800
Issuer's Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act, (check one).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 67,786,342 shares of Common Stock ($.001 par value) as of November 1, 2007.

TELKONET, INC.
FORM 10-Q for the Quarter Ended September 30, 2007

Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:	2
September 30, 2007 and December 31, 2006

Condensed Consolidated Statements of Operations:	3
Three and Nine months Ended September 30, 2007 and 2006

Condensed Consolidated Statement of Stockholders’ Equity	4
January 1, 2007 through September 30, 2007

Condensed Consolidated Statements of Cash Flows:	5
Nine months Ended September 30, 2007 and 2006

Notes to Unaudited Condensed Consolidated Financial Statements:	7
September 30, 2007

Item 2. Management’s Discussion and Analysis	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	46

Item 4. Controls and Procedures	46

PART II. OTHER INFORMATION	47

Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3. Defaults Upon Senior Securities	48

Item 4. Submission of Matters to a Vote of Security Holders	48

Item 5. Other Information	48

Item 6. Exhibits	48

TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,582,586	$1,644,037
Accounts Receivable: net of allowance for doubtful accounts of $207,000 and $60,000 at September 30, 2007 and December 31, 2006, respectively	2,616,205	295,116
Income tax receivable	291,000	291,000
Note receivable	17,876	-
Inventories	2,125,082	1,306,593
Deposits - Inventory	379,281	-
Other	585,239	229,333
Total current assets	7,597,269	3,766,079

Property and Equipment:
Furniture and equipment, at cost	1,616,058	1,370,780
Less: accumulated depreciation	741,856	577,759
Total property and equipment, net	874,202	793,021

Cable Equipment, Installation and Equipment under Operating Leases:
Capitalized equipment, at cost	5,773,229	4,026,255
Less: accumulated depreciation	1,130,731	568,721
Total cable equipment, installation and equipment under operating leases, net	4,642,498	3,457,534

Other Assets:
Long-term investments	193,847	193,847
Intangible assets, net of accumulated amortization of $693,229 and $282,325 at September 30, 2007 and December 31, 2006, respectively	6,552,591	2,181,602
Financing costs, net of accumulated amortization of $101,663	764,151	-
Goodwill	16,877,978	1,977,768
Note receivable	17,974	-
Deposits and other	154,357	146,665
Total other assets	24,560,898	4,499,882
Total Assets	$37,674,867	$12,516,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$4,850,231	$2,859,863
Notes payable - officer	-	80,444
Income tax refund due to officer	291,000	291,000
Deferred revenue	218,076	160,125
Senior note payable, net of discount for warrant feature of $125,058	1,374,942	-
Registration Rights Liability of subsidiary	500,000	-
Note payable under subsidiary acquisition	-	900,000
Customer deposits and other	195,241	5,281
Total current liabilities	7,429,490	4,296,713

Long Term Liabilities:
Deferred Revenue	13,903	42,019
Deferred lease liability & other	61,841	42,561
Convertible debentures, net	4,605,920	-
Total long term liabilities	4,681,664	84,580

Total Liabilities	12,111,154	4,381,293

Commitments and Contingencies
Minority Interest	3,783,829	-

Stockholders’ Equity :
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at September 30, 2007 and December 31, 2006	-	-
Common stock, par value $.001 per share; 100,000,000 shares authorized; 67,736,342 and 56,992,301 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	67,736	56,992
Additional paid-in-capital	107,078,791	78,502,900
Accumulated deficit	(85,366,643)	(70,424,669)
Stockholders’ equity	21,779,884	8,135,223
Total Liabilities And Stockholders’ Equity	$37,674,867	$12,516,516

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three months Ended September 30,		For The Nine months Ended September 30,
	2007	2006	2007	2006
Revenues, net:
Product	$3,005,144	$585,535	$6,269,079	$2,697,424
Rental	1,583,633	557,562	3,232,574	1,542,056
Total Revenue	4,588,777	1,143,097	9,501,653	4,239,480

Cost of Sales:
Product	2,139,034	345,244	4,503,983	2,349,056
Rental	1,229,985	714,804	3,177,386	1,019,404
Total Cost of Sales	3,369,019	1,060,048	7,681,369	3,368,460

Gross Profit	1,219,758	83,049	1,820,284	871,020

Costs and Expenses:
Research and Development	646,848	447,092	1,736,656	1,411,791
Selling, General and Administrative	4,553,161	3,551,569	13,057,979	10,390,864
Impairment write-down in investment in affiliate	-	-	-	38,000
Non-Employee Stock Based Compensation	400,220	-	400,220	277,344
Employee Stock Based Compensation	425,800	230,991	1,115,867	815,809
Depreciation and Amortization	275,611	141,548	638,131	412,267
Total Operating Expense	6,301,640	4,371,200	16,948,853	13,346,075

Loss from Operations	(5,081,882)	(4,288,151)	(15,128,569)	(12,475,055)

Other Income (Expenses):
Loss on early extinguishment of debt	-	(4,626,679)	-	(4,626,679)
Registration rights liquidated damages of subsidiary	(500,000)	-	(500,000)	-
Interest Income	37,883	106,074	110,343	294,614
Interest Expense	(328,611)	(1,665,030)	(529,168)	(5,515,378)
Total Other Income (Expenses)	(790,728)	(6,185,635)	(918,825)	(9,847,443

Loss Before Provision for Income Taxes	(5,872,610)	(10,473,786)	(16,047,394)	(22,322,498)
Provision for Income Taxes	-	-	-	-

Loss Before Minority Interest	(5,872,610)	(10,473,786)	(16,047,394)	(22,322,498)
Minority Interest	916,980	-	1,105,420	19,569
Net Loss	$(4,955,630)	$(10,473,786)	$(14,941,974)	$(22,302,929)

Loss per common share (basic and assuming dilution)	$(0.07)	$(0.20)	$(0.23)	$(0.46)

Weighted average common shares outstanding	67,520,571	52,602,757	64,324,325	48,784,948

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2007 THROUGH SEPTEMBER 30, 2007

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2007	-	-	56,992,301	$56,992	$78,502,900	$(70,424,669)	$8,135,223

Shares issued for employee stock options exercised at approximately $1.05 per share	-	-	118,500	119	124,342		124,460

Shares issued in exchange for services rendered at approximately $2.63 per share	-	-	21,803	22	57,320		57,342

Issuance of shares for purchase of subsidiary	-	-	2,227,273	2,227	5,997,773		6,000,000

Issuance of shares for purchase of subsidiary	-	-	3,459,609	3,460	9,752,637		9,756,097

Shares Issued in connection with Private Placement	-	-	4,000,000	4,000	9,606,000		9,610,000

Issuance of shares for acquisition by subsidiary			866,856	867	1,529,133		1,530,000

Shares issued in exchange for services at $1.68 per share			50,000	50	83,950		84,000

Value of additional warrants issued in conjunction with exchange of convertible debentures	-	-	-	-	132,949		132,949

Debt discount attributable to warrants attached to Note			-	-	195,924		195,924

Stock-based compensation expense related to employee stock options	-	-	-	-	941,900		941,900

Stock-based compensation related to Stock option expenses accrued in prior period	-	-	-	-	153,963		153,963

Net Loss	-	-				(14,941,974)	(14,941,974)

Balance at September 30, 2007	-	$-	67,736,342	$67,736	$107,078,791	$(85,366,643)	$21,779,884

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Nine months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(14,941,974)	$(22,302,929)
Adjustments to reconcile net loss from operations to cash used in operating activities
Minority interest	(1,105,420)	(19,569)
Amortization and write-off of financing costs in connection with conversion of convertible debentures	-	1,145,911
Amortization of financing costs	101,663	-
Write-off of fixed assets in conjunction with loss on sublease	64,608	-
Registration rights liquidated damages of subsidiary	500,000	-
Warrants issued for interest expense	319,495
Warrants issued with conversion of convertible debentures	-	2,921,023
Common stock issued in exchange for and penalty in connection with early extinguishment of debt	-	1,982,078
Common stock issued in exchange for interest expense	-	23,951
Amortization of debt discount	175,450	-
Amortization and write-off of debt discount - beneficial conversion feature of convertible debentures	-	1,390,137
Amortization and write-off of debt discount - value of warrants attached to convertible debentures	-	2,743,342
Stock options and warrants issued in exchange for services rendered	1,115,867	1,093,153
Common stock issued in exchange for services rendered	308,342	203,027
Impairment write-down in investment in Amperion	-	38,000
Depreciation, including depreciation of equipment under operating leases	1,181,149	699,268
Increase / decrease in:
Accounts receivable	(1,573,744)	(327,325)
Inventory	474,432	172,041
Prepaid expenses and deposits	(713,831)	(425,359)
Customer deposits and other	129,368	(72,662)
Accounts payable and accrued expenses	1,480,144	(217,001)
Deferred revenue	(115,927)	87,467
Deferred lease liability and other	9,114	245
Net Cash (Used in) Operating Activities	(12,591,264)	(10,014,484)

Cash Flows from Investing Activities:
Costs of cable equipment, installation and equipment under operating leases	(1,162,832)	(1,576,980)
Proceeds from sale of equipment under operating lease	-	350,571
Released funds from Restricted Certificate of Deposit	-	10,000,000
Investment in Newport	(1,020,000)	-
Payment of note payable and investment in subsidiary	(900,000)	(1,017,822)
Net cash acquired from MST	-	59,384
Investment in subsidiaries	(3,150,557)	-
Investment in affiliate	-	(44)
Purchase of property and equipment, net	(266,280)	(708,598)
Net Cash Provided by (Used in) Investing Activities	(6,499,669)	7,106,511

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net of costs	9,610,000	6,000,000
Proceeds from the issuance of senior note payable	1,500,000	-
Proceeds from subsidiaries’ sale of common stock, net of costs	2,694,020	-
Proceeds from the issuance of convertible debentures, net of costs and fees	5,303,238	-
Repayment of convertible debentures	-	(7,750,000)
Repayment of senior notes	-	(100,000)
Proceeds from exercise of stock options and warrants	124,460	2,371,300
Repayment of subsidiary loans	(202,236)	(412,119)
Net Cash Provided by Financing Activities	19,029,482	109,181

Net (Decrease) in Cash and Cash Equivalents	(61,451)	(2,798,792)

Cash and cash equivalents at the beginning of the period	1,644,037	8,422,079

Cash and cash equivalents at the end of the period	$1,582,586	$5,623,287
See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine months Ended September 30,
	2007	2006
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$3,995	$1,014,797
Income taxes paid	-	-

Non-cash transactions:
Note payable under subsidiary acquisition	-	900,000
Common stock issued in exchange for convertible debentures	-	12,250,000
Common stock issued in exchange for interest expense and penalty in connection with early extinguishment of debt	-	2,006,029
Registration rights liquidated damages of subsidiary	500,000	-
Issuance of shares for purchase of subsidiary	17,286,097	2,700,000
Employee stock-based compensation	1,095,863	815,809
Issuance of stock options and warrants in exchange for services rendered	-	277,344
Common stock issued for services rendered	141,342	203,026
Value of stock options issued for accrued expenses	153,963	-

Acquisition of subsidiaries (Note B):
Assets acquired	3,052,880	1,656,673
Subscriber lists	4,781,893	2,463,927
Goodwill (including purchase price contingency)	15,096,922	6,477,767
Minority Interest	-	(19,569)
Liabilities assumed	(1,356,415)	(1,460,976)
Common stock issued	(17,286,097)	(2,700,000)
Notes payable issued	-	(900,000)
Purchase price contingency	-	(4,500,000)
Direct acquisition costs	(394,183)	(117,822)
Cash paid for acquisition	$(3,895,000)	$(900,000)

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine-month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2006.

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

In May 2007, Microwave Acquisition Corp., a newly formed, wholly-owned subsidiary of MSTI Holdings Inc. (formerly Fitness Xpress-Software Inc.) merged with MST. As a result of the merger, the Company’s common stock in MST was exchanged for shares of common stock of MSTI Holdings Inc. Immediately following the merger, MSTI Holdings Inc. completed a private placement of its common stock for aggregate gross proceeds of $3,078,716 and sold senior convertible debentures in the aggregate principal amount of $6,050,000 (plus an 8% original issue discount added to such principal amount). As a result of these transactions, the Company’s 90% interest in MST became a 63% interest in MSTI Holdings Inc.

In July 2007, Microwave Satellite Technologies, Inc., the wholly-owned subsidiary of the Company’s majority owned subsidiary MSTI Holdings Inc., acquired substantially all of the assets of Newport Telecommunications Co., a New Jersey general partnership. Pursuant to the terms of the acquisition, the total consideration paid was $2,550,000, consisting of unregistered shares of the Company’s common stock, equal to $1,530,000, and (ii) $1,020,000 in cash, subject to adjustments. The total consideration will be increased or decreased depending on the number of subscriber accounts acquired in the acquisition that were in good standing at that time.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $207,000 and $60,000 at September 30, 2007 and December 31, 2006, respectively.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss of $14,941,974 and $22,302,929 for the nine months ended September 30, 2007 and 2006, respectively. Net loss included $1,161,216 and $5,304,765 of non-cash expense in connection with the convertible debentures, $0 and $4,626,769 of non-cash expense in connection with the early extinguishment of debt, and $1,516,087 and $1,093,153 of non-cash compensation to employees and non-employees in connection with stock options granted and vested for the nine months ended September 30, 2007 and 2006, respectively. The Company's current assets, on a consolidated basis, exceeded its current liabilities by $167,779 as of September 30, 2007.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past due date.  The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history.  Typically, accounts are only escalated to “uncollectible” status after multiple attempts have been made to communicate with the customer.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of September 30, 2007 and December 31, 2006. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company experienced approximately three percent of units returned under its product warranty policy. As of September 30, 2007 and December 31, 2006, the Company recorded warranty liabilities in the amount of $58,817 and $47,300, respectively, using this experience factor.

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006.  As of September 30, 2007, the Company had accrued an estimated penalty (see Note E).

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
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE B - ACQUISITION OF SUBSIDIARY

Acquisition of Microwave Technologies, Inc .

On January 31, 2006, the Company acquired a 90% interest in Microwave Satellite Technologies, Inc. (“MST”) from Frank Matarazzo, the sole stockholder of MST, in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000. The purchase price of $9,000,000 was increased by $117,822 for direct costs related to the acquisition. These direct costs included legal, accounting and other professional fees. The cash portion of the purchase price was payable in two installments, $900,000 at closing and $900,000 payable in January 2007. The stock portion is payable from shares held in escrow, 400,000 shares at closing and the remaining 1,200,000 “purchase price contingency” shares issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. During the quarter ended September 30, 2006, the Company issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to Goodwill.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

(*) At the date of the acquisition, the effect of the “purchase price contingency” shares valued at approximately $5.4 million had not been recorded in accordance with FAS 141. During the quarter ended September 30, 2006, the Company issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to Goodwill. The remaining shares, when issued, will reflect an adjustment to Goodwill and Other Intangibles.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management’s best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Current assets	$1,416,299
Property, plant and equipment	36,020
Other assets	8,237
Goodwill	6,103,771
Total assets acquired	7,564,327

Accounts payable and accrued liabilities	(557,784)
Total liabilities assumed	(557,784)
Net assets acquired	$7,006,543

Due to its recent date of acquisition, the purchase price allocation to Goodwill is based upon preliminary data that is subject to adjustment and could change significantly. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management’s best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Current assets	$949,308
Property, plant and equipment	51,724
Other assets	21,602
Subscriber lists	2,900,000
Goodwill	8,796,440
Total assets acquired	12,719,074
Accounts payable and accrued liabilities	(798,631)
Total liabilities assumed	(798,631)
Net assets acquired	$11,920,443

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Acquisition of Newport Telecommunications Co. by Subsidiary

On July 18, 2007, Microwave Satellite Technologies, Inc., the wholly-owned subsidiary of the Company’s majority owned subsidiary MSTI Holdings Inc., acquired substantially all of the assets of Newport Telecommunications Co., a New Jersey general partnership (“NTC”), relating to NTC’s business of providing broadband internet and telephone services at certain residential and commercial properties in the development known as Newport in Jersey City, New Jersey. Pursuant to the terms of the NTC acquisition, the total consideration paid was $2,550,000, consisting of (i) 866,856 unregistered shares of the Company’s common stock, equal to $1,530,000 (which is based on the average closing prices for the Company common stock for the ten trading days immediately prior to the closing date), and (ii) $1,020,000 in cash, subject to adjustments. The total consideration will be increased or decreased depending on the number of subscriber accounts acquired in the NTC acquisition that were in good standing at that time. The number will be determined within 120 days of the closing. The stock certificates representing the Company common stock, and $510,000 of the cash consideration were paid to an escrow agent to be released after the final determination of the number of subscriber accounts in good standing acquired at closing.

The acquisition of Newport was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The value of the Company’s common stock issued as a part of the acquisition was determined based on the average closing prices for the Company common stock for the ten trading days immediately prior to the closing date. The results of operations for Newport have been included in the Consolidated Statements of Operations since the date of acquisition.  The components of the purchase price were as follows:

As Reported
Common stock	$1,530,000
Cash	1,020,000
Direct acquisition costs	98,294
Total Purchase Price	$2,648,294

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management’s best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Current assets	$-
Property, plant and equipment	668,107
Other assets	98,294
Subscriber lists	1,881,893
Goodwill	-
Total assets acquired	2,648,294
Accounts payable and accrued liabilities	-
Total liabilities assumed	-
Net assets acquired	$2,648,294

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired. Due to its recent date of acquisition, the purchase price allocation to Intangibles and Goodwill is based upon preliminary data that is subject to adjustment and could change significantly pending the completion of management’s valuation to accurately evaluate this allocation. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually. The subscriber list was preliminarily valued and could also change significantly pending the completion of management’s appraisal at $1,881,893 with an estimated useful life of eight years.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

	Nine months Ended
	September 30,
	Proforma	Proforma
	2007	2006

Product revenue	$7,185,105	$5,636,119
Rental revenue	4,739,867	3,666,301
Total revenues	11,924,972	9,302,420

Net (loss)	$(15,855,515)	$(23,185,452)
Basic (loss) per share	$(0.25)	$(0.39)
Diluted (loss) per share	$(0.25)	$(0.39)

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of Gateways, eXtenders, Couplers and iBridges, which are the significant components of the Telkonet solution. Components of inventories as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
Raw Materials	$1,050,880	$516,604
Finished Goods	1,074,202	789,989
	$2,125,082	$1,306,593

NOTE D - INTANGIBLE ASSETS AND GOODWILL

As a result of the MST acquisition at January 31, 2006 and the Ethostream acquisition on March 15, 2007 and MSTI Holdings, Inc.’s acquisition of Newport on July 18, 2007, the Company had intangibles totaling $7,245,820 at September 30, 2007 (Note B).

In accordance with SFAS 142, Goodwill and Other Intangible Assets (SFAF No. 142), an impairment test will be performed on these assets at least annually. The consolidated statement of operations for the three and nine months ended September 30, 2007 includes only charges for amortization of these intangibles.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

We have applied the same discounted cash flow methodology to the assessment of value of the intangible assets of Ethostream, LLC, during the acquisition completed on March 15, 2007, for purposes of determining the purchase price.

The MST subscriber list was determined to have an eight-year life. This intangible was amortized using that life and amortization from the date of the acquisition through September 30, 2007 was taken as a charge against income in the consolidated statement of operations. MST's goodwill of $1,977,767, excluding the purchase price contingency, represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

Additionally, the MST subscriber list includes the acquisition of subscribers from Newport Telecommunications.  This subscriber list was determined to have an eight-year life. This intangible was amortized using that life and amortization from the date of the acquisition through September 30, 2007 was taken as a charge against income in the consolidated statement of operations.

The Ethostream subscriber list was estimated to have a twelve-year life. This intangible was amortized using that life and amortization from the date of the acquisition through September 30, 2007 was taken as a charge against income in the consolidated statement of operations. Ethostream's goodwill of $8,796,440 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

Total identifiable intangible assets acquired and their carrying values at December 31, 2006 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable intangible Assets:
Subscriber lists	$2,463,927	$(282,325)	$2,181,602	$-	8.0

Total Amortized Identifiable Intangible Assets	2,463,927	(282,325)	2,181,602	$-	8.0
Unamortized Identifiable Intangible Assets:	None
Total	$2,463,927	$(282,325)	$2,181,602	$-	8.0

Total identifiable intangible assets acquired and their carrying values at September 30, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – MST	$4,345,820	$(562,326)	3,783,494		8.0
Subscriber lists - Ethostream	2,900,000	$(130,903)	2,769,097	$-	12.0

Total Amortized Identifiable Intangible Assets	7,245,820	$(693,229)	6,552,591	-	9.6
Unamortized Identifiable Intangible Assets:	None
Total	$7,245,820	$(693,229)	6,552,591	$-	9.6

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Total amortization expense charged to operations for the nine months ended September 30, 2007 and 2006 was $413,508 and $209,958, respectively. Estimated amortization expense as of September 30, 2007 is as follows:

Fiscal
October 1 - December 31, 2007	196,223
2008	784,894
2009	784,894
2010	784,894
2011	784,894
2012 and after	3,216,792
Total	$6,552,591

The Company does not amortize goodwill. As a result of the acquisition of MST, Ethostream, and SSI, the Company recorded goodwill in the amount of $16,877,978 as of September 30, 2007. There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2007.

NOTE E - SENIOR CONVERTIBLE DEBENTURES AND SENIOR NOTES PAYABLE

A summary of convertible promissory notes payable at September 30, 2007 and December 31, 2006 is as follows:

	2007	2006
Senior Convertible Debentures, accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at MSTI Holdings Inc.’s option, and mature on April 30, 2010	$6,576,350	$-
Original Issue Discount - net of accumulated amortization of $175,450 and $0 at September 30, 2007 and December 31, 2006, respectively.	(350,900)	-
Debt Discount - beneficial conversion feature, net of accumulated amortization of $57,840 and $0 at September 30, 2007 and December 31, 2006, respectively.	(809,765)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $57,840 and $0 at September 30, 2007 and December 31, 2006, respectively.	(809,765)	-

Total	$4,605,920	$-
Less: current portion	-	-
	$4,605,920	$-

Aggregate maturities of long-term debt as of September 30, 2007 are as follows:

For the twelve months ended September 30	Amount
2007	-
2008	-
2009	-
2010	6,576,350
$6,576,350

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

During the nine months ended September 30, 2007, MSTI Holdings Inc., a majority owned subsidiary of Telkonet, Inc., issued senior convertible debentures (the "Debentures") having a principal value of $6,576,350 to investors, including an original issue discount of $526,350, in exchange for $6,050,000 from investors, exclusive of placement fees. The original issue discount to the Debentures is amortized over 12 months. The Debentures accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the Debentures, payable quarterly in cash or common stock, at MSTI Holdings Inc.’s option, and mature on April 30, 2010. The Debentures are not callable and are convertible at a conversion price of $0.65 per share into 10,117,462 shares of MSTI Holdings Inc. common stock, subject to certain limitations.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to the MST additional paid in capital included in the Company’s minority interest. The Company recognized and measured an aggregate of $867,605 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Notes issued during the period ended September 30, 2007. The debt discount attributed to the beneficial conversion feature is amortized over the Notes maturity period (three years) as interest expense.

In connection with the placement of the Debentures, MSTI Holdings, Inc. has also agreed to issue to the Noteholders, five-year warrants to purchase an aggregate of 5,058,730 shares of MSTI Holdings, Inc. common stock at an exercise price of $1.00 per share. MSTI Holdings Inc. valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 54%. The $867,605 of debt discount attributed to the value of the warrants issued is amortized over the Notes maturity period (three years) as interest expense.

In connection with the issuance of the Debentures, MSTI Holdings Inc. incurred placement fees of $423,500. Additionally, MSTI Holdings Inc. issued such agents five-year warrants to purchase 708,222 shares of MSTI Holdings Inc. common stock at an exercise price of $1.00.

The Company amortized the original issue discount, the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $175,450, $57,840 and $57,840, respectively, for the period ended September 30, 2007.

Registration Rights Liquidated Damages

On May 24, 2007, the Company’s majority-owned subsidiary, MSTI Holdings, Inc. completed a private placement, pursuant to which 5,597,664 shares of common stock and five-year warrants to purchase 2,798,836 shares of common stock were issued at an exercise price of $1.00 per share, for total proceeds of $2,694,020.  Additionally, MSTI Holdings, Inc. also sold senior convertible debentures for total proceeds of $6,050,000.  The debentures bear interest at a rate of 8% per annum, commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at MSTI Holdings, Inc. option, and mature on April 30, 2010. The debentures are not callable and are convertible at a price of $0.65 per share into 10,117,462 shares of common stock.  In addition, holders of the debentures received five-year warrants to purchase an aggregate of 5,058,730 shares of MSTI Holdings, Inc. common stock at an exercise price of $1.00 per share.

MSTI Holdings, Inc. agreed to file a “resale” registration statement with the SEC within 60 days after the final closing of the private placement and the issuance of the debentures covering all shares of common stock sold in the private placement and underlying the debentures, as well as the warrants attached to the private placement. MSTI Holdings, Inc. has agreed to its our best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible and, in any event, within 120 days after the initial closing of the private placement and the issuance of the debentures.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

In addition, with respect to the shares of common stock sold in the private placement and underlying the warrants, MSTI Holdings, Inc. agreed to maintain the effectiveness of the “resale” registration statement from the effective date until the earlier of (i) 18 months after the date of the closing of the private placement or (ii) the date on which all securities registered under the registration statement (a) have been sold, or (b) are otherwise able to be sold pursuant to Rule 144, at which time exempt sales may be permitted for purchasers of the Units, subject to MSTI Holdings right to suspend or defer the use of the registration statement in certain events.

The registration rights agreement requires the payment of liquidated damages to the investors of approximately 1% per month of the aggregate proceeds of $9,128,717, or the value of the unregistered shares at the time that the liquidated damages are assessed, until the registration statement is declared effective, payable at the option of MSTI Holdings, Inc.  In accordance with EITF 00-19-2, the Company evaluated the likelihood of achieving registration statement effectiveness.  Accordingly, the Company has accrued an estimate of $500,000 as of September 30, 2007, to account for these potential liquidated damages until the expected effectiveness of the registration statement is achieved.

Senior Convertible Notes

During the year ended December 31, 2005, the Company issued convertible senior notes (the "Convertible Senior Notes") having an aggregate principal value of $20 million to sophisticated investors in exchange for $20,000,000, exclusive of $1,219,410 in placement costs and fees. The Convertible Senior Notes accrue interest at 7.25% per annum and call for monthly principal installments beginning March 1, 2006. The maturity date is 3 years from the date of issuance of the notes. At any time or times, the Noteholders shall be entitled to convert any portion of the outstanding and unpaid note amount into fully paid and nonassessable shares of the Company’s common Shares at $5 per share. At any time at the option of the Company, the principal payments may be paid either in cash or in common stock at the lower of $5 or 92.5% of the average recent market price. At any time after nine months should the stock trade at or above $8.75 for 20 of 30 consecutive trading days, the Company can cause a mandatory redemption and conversion to shares at $5 per share. At any time, the Company can pre-pay the notes with cash or common stock. Should the Company pre-pay the Notes other than by mandatory conversion, the Company must issue additional warrants to the Noteholders covering 65% of the amount pre-paid at a strike price of $5 per share. In addition to standard financial covenants, the Company has agreed to maintain a letter of credit in favor of the Noteholders equal to $10 million. Once the principal amount of the note declines below $15 million, the balance is reduced by $.50 for every $1 amortized. In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $1,479,300 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Notes issued during the year ended December 31, 2005. The debt discount attributed to the beneficial conversion feature is amortized over the Notes maturity period (three years) as interest expense.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Principal Payments of Debt

For the period of January 1, 2006 through August 14, 2006, the Company paid down principal of $1,250,000 in cash and issued an aggregate of 4,226,246 shares of common stock in connection with the conversion of $10,821,686 aggregate principal amount of the Senior Convertible Notes. Pursuant to the note agreement, the Company issued warrants to purchase 1,081,820 shares of common stock to the Noteholders, at a strike price of $5.00 per share, which represented 65% of the $8,321,686 accelerated principal at a strike price of $5 per share. The Company valued the warrants at $1,906,089 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 65%. The warrants are subject to anti-dilution protection in conjunction with the issuance of certain equity securities. The Company has warrants due the Noteholders as a result of the anti-dilution impact from a $6,000,000 private placement in September 2006 (Note J). The Company has accounted for the additional warrants issued as interest expense during the period ended September 30, 2006.

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

The Company has warrants due the Noteholders as a result of the anti-dilution impact from a $10,000,000 private placement in February 2007 (Note I). The Company has accounted for the additional 76,230 warrants issued, valued at $131,009, as interest expense during the period ended September 30, 2007. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.75%, a dividend yield of 0%, and volatility of 70%.

Early Extinguishment of Debt

On August 14, 2006, the Company executed separate settlement agreements with the lenders of its Convertible Senior Notes. Pursuant to the settlement agreements the Company paid to the lenders on August 15, 2006 in the aggregate $9,910,392 plus accrued but unpaid interest of $23,951 and certain premiums specified in the Notes in satisfaction of the amounts then outstanding under the Notes. Of the amount to be paid to the lenders under the Notes, $6,500,000 was paid in cash through a drawdown on a letter of credit previously pledged as collateral for the Company’s obligations under the Notes. The remaining note balance of $1,428,314 and a Redemption Premium of $1,982,078, calculated as 25% of remaining principal, was paid to the lenders in shares of the Company’s common stock valued at the lower of $5.00 per share and 92.5% of the arithmetic average of the weighted average price of the Company’s common stock on the American Stock Exchange for the twenty trading days beginning on August 16, 2006. The Company also issued 862,452 warrants to purchase shares of the Company’s common stock at the exercise price of $2.58 per share (92.5% of the average trading price as described above). The Company valued the warrants at $1,014,934 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 65%. The Company has accounted for the Redemption Premium and the additional warrants issued as non-cash early extinguishment of debt expense during the year ended December 31, 2006. Registration statements covering the shares underlying the warrants, were filed with the Securities and Exchange Commission on Form S-3 on September 29, 2006 and October 13, 2006 and were declared effective on October 16, 2006 and October 24, 2006, respectively.  The achievement of permanent equity had been realized on October 16, 2006 and October 24, 2006 upon the declared effectiveness of the Form S-3. Upon the declared effectiveness of the Form S-3, the registration rights agreement requirements had been satisfied and achieved; therefore the warrants were accounted for as equity. The registration rights agreement required the payment of liquidated damages in the event of failure to achieve the registration with the SEC.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Senior Note Payable

A summary of the senior notes payable at September 30, 2007 and December 31, 2006 is as follows:

	2007	2006
Senior Note Payable, accrues interest at 6% per annum, and mature on the earlier to occur of (i) the closing of the Company’s next financing, or (ii) January 28, 2008.	$1,500,000	$-
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $70,866 and $0 at September 30, 2007 and December 31, 2006, respectively.	(125,058)	-

Total	$1,374,942	$-
Less: current portion	1,374,942	-
	$-	$-

Aggregate maturities of senior note as of September 30, 2007 are as follows:

For the twelve months ended September 30	Amount
2007	$-
2008	1,500,000
2009	-
2010	-
$1,500,000

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

 In connection with the issuance of the Note, the Company also issued to GRQ warrants to purchase 359,712 shares of common stock at $4.17 per share. These warrants expire five years from the date of issuance. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 76%. The $195,924 of debt discount attributed to the value of the warrants issued is amortized over the note maturity period (six months) as non-cash interest expense. The Company amortized the value of the attached warrants, and recorded non-cash interest expense in the amount of $70,866, respectively, for the period ended September 30, 2007.

NOTE F - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00-$1.99	4,273,429	5.41	$1.04	4,083,429	$1.00
$2.00-$2.99	1,995,750	7.37	$2.54	1,329,750	$2.49
$3.00-$3.99	1,811,000	7.68	$3.27	1,177,750	$3.38
$4.00-$4.99	160,000	7.47	$4.44	66,500	$4.44
$5.00-$5.99	146,750	7.36	$5.24	70,250	$5.21
	8,386,929	6.44	$2.01	6,456,179	$1.72

 Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	9,614,767	$1.61
Granted	1,325,000	3.97
Exercised	(415,989)	1.18
Canceled or expired	(372,200)	3.74
Outstanding at December 31, 2005	10,151,078	$1.85
Granted	1,125,000	3.01
Exercised	(2,051,399)	1.30
Canceled or expired	(703,750)	2.67
Outstanding at December 31, 2006	8,520,929	$2.06
Granted	935,000	2.55
Exercised (Note J)	(118,500)	1.05
Canceled or expired	(950,500)	3.01
Outstanding at September 30, 2007	8,386,929	$2.01

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The weighted-average fair value of stock options granted to employees during the period ended September 30, 2007 and 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2007	2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.8%	5.0%
Expected stock price volatility	70%	65%
Expected dividend payout	-	-
Expected option life-years	5.0	5.0
Expected forfeiture rate	12%	12%
Fair value per share of options granted	$1.57	$1.94

The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures. We estimate the volatility of our common stock based on the calculated historical volatility of our own common stock using the trailing twenty-four months of share price data, measured daily, prior to the date of the award. We base the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation for those awards that are expected to vest. In accordance with SFAS No. 123R, we adjust share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.

The total intrinsic value of the options exercised during the nine months ended September 30, 2007 and 2006 is $73,470, and $2,510,591, respectively. Additionally, the total fair value of shares vested during these periods is $941,900 and $815,809, respectively.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the nine months ended September 30, 2007 was $941,900, net of tax effect, excluding $173,967 of expense attributable to MST. Additionally, the aggregate intrinsic value of options outstanding and unvested at September 30, 2007 is $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	1,815,937	4.59	$1.00	1,815,937	$1.00

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	1,999,169	$1.07
Granted	15,000	3.45
Exercised	(172,395)	2.07
Canceled or expired	-	-
Outstanding at December 31, 2005	1,841,774	$1.00
Granted	-	-
Exercised	(25,837)	1.00
Canceled or expired	-	-
Outstanding at December 31, 2006	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2007	1,815,937	$1.00

The amount of the expense charged to operations in connection with granting stock options to non employees was $0 and $273,499 during the nine months ended September 30, 2007 and 2006, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.59	862,452	3.87	$2.59	862,452	$2.59
$4.17	4,596,451	4.23	$4.17	4,596,451	$4.17
$4.70	2,214,724	3.46	$4.70	2,214,724	$4.70
	7,673,627	3.97	$4.15	7,673,627	$4.15

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	575,900	$1.12
Granted	1,040,000	4.85
Exercised	(371,900)	1.00
Canceled or expired	(14,000)	1.00
Outstanding at December 31, 2005	1,230,000	$4.31
Granted	3,657,850	4.03
Exercised	(47,750)	1.15
Canceled or expired	(282,250)	2.64
Outstanding at December 31, 2006	4,557,850	$4.20
Granted	3,115,777	4.18
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2007	7,673,627	$4.15

The Company has warrants due the Noteholders as a result of the anti-dilution impact from a $10,000,000 private placement in February 2007 (Note I). The Company has accounted for the additional 76,230 warrants issued, valued at $131,009, as non-cash interest expense during the period ended September 30, 2007. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk-free interest rate of 4.75%, a dividend yield of 0%, and volatility of 70%.

The estimated value of compensatory warrants vested during the period ended September 30, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: warrant remaining life of 0.14 years, a risk free interest rate of 4.77%, a dividend yield of 0% and volatility of 67%. In-the-money warrants granted were charged to operations at grant date. Total expense of $3,845 was charged to operations for the period ended September 30, 2006.

The anti-dilution impact of the private placements from August 2006 and February 2007 to the existing Noteholders, obligated the Company to re-price all of the affected purchase warrants outstanding from a price per share of $5.00, to $4.87 as of December 31, 2006 and $4.70 as of September 30, 2007, respectively.

In addition, the Company issued 2,600,000 warrants to investors and 76,739 warrants to its placement agent in connection with the private placement in February 2007 (Note I). The warrants issued to the placement agent were valued at $139,112 using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, an average risk-free interest rate of 4.75% a dividend yield of 0% and volatility of 70%.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The measurement of losses and assets of the reportable segments is based on the same accounting principles applied in the consolidated financial statements.

Financial data relating to reportable operating segments is as follows:

	Nine months ended September 30,
	2007	2006
	(In thousands of U.S. $)
Revenues:
Telkonet	$7,736	$2,978
MST	1,765	1,261
Total revenue	$9,501	$4,239

	Nine months ended September 30,
	2007	2006
	(In thousands of U.S. $)
Gross Profit
Telkonet	$2,486	$1,099
MST	(666)	(228)
Total gross profit	$1,820	$871

Loss from Operations:
Telkonet	$(10,917)	$(10,439)
MST	(4,211)	(2,036)
Total operating loss	$(15,128)	$(12,475)

	September 30, 2007	December 31, 2006
	(In thousands of U.S. $)
Assets
Telkonet	$24,540	$4,137
MST	13,135	8,379
Total assets	$37,675	$12,517

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

For the nine months ended ended September 30, 2007 and 2006, the minority shareholder's share of the loss of MST was limited to $920,419 and $19,569, respectively. The minority interest in MST through May 24, 2007 was a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, any losses will be charged against the Company's operations, as majority owner. However, if future earnings do materialize, the majority owner should be credited to the extent of such losses previously absorbed in the amount of $545,745.

Minority interest at September 30, 2007 and December 31, 2006 amount to $3,783,829 and $0, respectively.

NOTE I - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, par value $.001 per share. As of September 30, 2007 and December 31, 2006, the Company had no preferred stock issued and outstanding. The Company has authorized 100,000,000 shares of common stock, par value $.001 per share. As of September 30, 2007 and December 31, 2006, the Company had 67,736,342 and 56,992,301 shares of common stock issued and outstanding, respectively.

During the period ended September 30, 2007, the Company issued an aggregate of 118,500 shares of common stock for an aggregate purchase price of $124,460 to certain employees upon exercise of employee stock options at approximately $1.05 per share. (Note F).

During the period ended September 30, 2007, the Company issued an aggregate of 21,803 shares of common stock, valued at $57,342, to a consultant and an employee in exchange for services, which approximated the fair value of the shares issued during the period services were completed and rendered.

During the period ended September 30, 2007, the Company issued 50,000 shares of common stock pursuant to a consulting agreement.  These shares were valued at $84,000, which approximated the fair value of the shares issued during the period services were completed and rendered.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

On July 18, 2007, Telkonet issued 866,856 unregistered shares of common stock of Telkonet, Inc. in connection with the acquisition of substantially all of the assets of Newport Telecommunications Co. by the Telkonet majority-owned subsidiary, Microwave Satellite Holdings, Inc.   The Common Stock issued by Telkonet represented $1,530,000 of the total consideration of $2,550,000 paid in the asset purchase.

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

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically on an annual basis unless either the Company or Consultant terminates such engagement by written notice.

The Company entered into an exclusive financial advisory and consulting agreement in January 2007. The agreement provides for a minimum consideration fee of $250,000, in the event of an equity sale or other financing transaction where the advisor is engaged. The agreement may be terminated with sixty days notification by either party.

On August 1, 2007, the Company entered into an agreement with Barry Honig, President of GRQ Consultants, Inc. (“GRQ”). Telkonet has agreed to pay Mr. Honig 50,000 shares of common stock per month for six (6) months, to provide the Company with transaction advisory services. GRQ holds a Senior Promissory Note issued by Telkonet in the principal amount of $1,500,000. The Note was issued on July 24, 2007 (Note E).

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $6,875,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. The Company was obligated to register the stock portion of the purchase price on or before May 15, 2007. Pursuant to the registration rights agreement, the registration statement was required to be effective no later than July 14, 2007. As of November 9, 2007, the registration statement has not been declared effective. The registration rights agreement does not expressly provide for penalties in the event this deadline is not met.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE K - NOTE RECEIVABLE

In conjunction with the acquisition of Ethostream on March 15, 2007, the Company maintains a net investment in certain sales-type lease notes receivable as of September 30, 2007 consisting of the following:

Total Minimum Lease Payments to be Received	$38,915
Less: Unearned Interest Income	(3,065)
Net Investment in Sales-Type Lease Notes Receivable	35,850
Less: Current Maturities	(17,876)
Non-Current Portion	$17,974

Aggregate future minimum lease payments to be received under the above leases are as follows as of September 30, 2007:

2007	$17,876
2008	9,900
2009	7,175
2010	899
$35,850

NOTE L - EMPLOYEE BENEFIT PLAN

The Company maintains a Profit Sharing and Retirement Savings Plan for qualified employees of its subsidiary MST as of the acquisition on January 31, 2006. MST’s expense for these benefits was $11,695 for the period ending September 30, 2007.

NOTE M - BUSINESS CONCENTRATION

There were no major customers with revenues representing more than 10% of total revenues for the nine month period ending September 30, 2007. Revenue from one major customer approximated $881,023 or 21% of sales for the nine-month period ended September 30, 2006. Total accounts receivable of $8,774 or 2% of total accounts receivable, was due from the one major customer as of September 30, 2006.

Purchases from three (3) major suppliers approximated $2,034,353 or 34% of purchases and $374,481 or 66% of purchases for the nine month period ended September 30, 2007 and 2006, respectively. Total accounts payable of approximately $451,768 or 17% of total accounts payable was due to these three suppliers as of September 30, 2007 and approximately $42,702 or 8% of total accounts payable was due to these three suppliers as of September 30, 2006.

NOTE N - SUBSEQUENT EVENTS

Acquisition of Geeks on Call America, Inc.

On October 19, 2007, the Company completed the acquisition of approximately 30.0% of the issued and outstanding shares of common stock of Geeks on Call America, Inc. (“GOCA”), the nation's premier provider of on-site computer services.  Under the terms of the stock purchase agreement, the Company acquired approximately 1,160,043 shares of GOCA common stock from several GOCA stockholders in exchange for 2,940,200 shares of the Company’s common stock for total consideration valued at approximately $4.5 million. The number of shares issued in connection with this transaction was determined using a per share price equal to the average closing price of the Company’s common stock on the American Stock Exchange (AMEX) during the ten trading days immediately preceding the closing date. The number of shares is subject to adjustment on the date the Company files a registration statement for the shares issued in this transaction, which must occur no later than the 90th day following the closing date. The increase or decrease to the number of shares issued will be determined using a per share price equal to the average closing price of the Company’s common stock on the AMEX during the ten trading days immediately preceding the date the registration statement is filed.

Sale of Investment in BPL Global

On November 7, 2007, the Company completed the sale of its investment in BPL Global, Ltd for $2,000,000 in cash to certain existing stockholders of BPL Global.  The Company owned an equity interest of approximately 4.67% of BPL Global with a fair value on the Company’s balance sheet of $131,044.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the three and nine months ended September 30, 2007 and 2006, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2006 filed on March 16, 2007.

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

The highlights and business developments for the nine months ended September 30, 2007 include the following:

•	Consolidated revenue growth of 124% driven by acquisitions, as well as an increase in sales of the Telkonet iWire System™.
•	The acquisition of 1,800 hotel customers through the addition of Ethostream to the Telkonet segment in March 2007. As of September 30, 2007, the Company has over 2,200 hotels under management.
•	The acquisition of exclusive and patented technology from Smart Systems International, a leading provider of energy management products to customers in the U.S.
•	The raising of $10 million through a private placement of 4 million shares of common stock.
•
Completion of a merger by MST with a wholly-owned subsidiary of a  public shell corporation and a subsequent raise by the public shell corporation of $9.1 million through sales of convertible debentures and a private placement of common stock of the newly formed corporation. Following these transactions, the Company owns approximately 63% of the outstanding shares of MSTI Holdings, Inc., the newly created publicly traded company.

•	The acquisition of approximately 1,900 internet and telephone subscribers from Newport Telecommunications Co. by the MST segment in July 2007.

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

Telkonet Segment (“Telkonet”)

The Telkonet segment markets and sells broadband network equipment and solutions, including the Telkonet iWire System™ and wireless network technology, and energy management solutions to commercial resellers, hospitality owners such as hotels and resorts, government and international markets. Through the revolutionary Telkonet iWire System™, Telkonet utilizes proven PLC technology to deliver commercial high-speed Broadband access from an IP “platform” that is easy to deploy, reliable and cost-effective by leveraging a building’s existing electrical infrastructure. The building’s existing electrical wiring becomes the backbone of the local area network, which converts virtually every electrical outlet into a high-speed data port, without the costly installation of additional wiring or major disruption of business activity. Additionally, we provide customer service to our customers through support and maintenance contracts maintained by our centralized remote monitoring and management platform. The Telkonet segment’s net revenues for the three and nine months ended September 30, 2007 were $3,813,846, and $7,736,557, representing 83% and 81%, respectively, of the Company’s consolidated net revenues.

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $6,875,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. The Company was obligated to register the stock portion of the purchase price on or before May 15, 2007. Pursuant to the registration rights agreement, the registration statement was required to be effective no later than July 14, 2007. As of November 9, 2007, the registration statement has not been declared effective. The registration rights agreement does not expressly provide for penalties in the event this deadline is not met.

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

Revenue for the MST segment is subject to fluctuations due to the timing of sales of high-value products and service projects, the impact of seasonal spending patterns, the timing and size of research projects its customers perform, changes in overall spending levels in the telecommunication industry and other unpredictable factors that may affect customer ordering patterns. Any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines, or impacts from the other factors mentioned above, could adversely affect revenue growth or cause a sequential decline in quarterly revenue. Due to the possibility of fluctuations in revenue and net income or loss, quarterly comparisons of MST’s operating results are not necessarily indicative of future performance. Net sales for this segment for the three and nine months ended September 30, 2007 were $774,931, and $1,765,096, representing 17% and 19%, respectively, of the Company’s consolidated net revenues.

On May 24, 2007, MST was merged into a wholly-owned subsidiary of MSTI Holdings, Inc. (formerly Fitness Xpress, Inc. ("FXS")), an inactive publicly registered shell corporation with no significant assets or operations. As a result of the merger, there was a change in control of the public shell corporation. In accordance with SFAS No. 141, MST was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the transaction represents a recapitalization of MST’s capital structure. For accounting purposes, the Company accounted for the transaction as a reverse acquisition with MST as the surviving entity. MST did not recognize goodwill or any intangible assets in connection with the transaction. In connection with the acquisition, the Company’s 90% interest in MST was exchanged for a 63% interest in MSTI Holdings, Inc.

On July 18, 2007, MST, the wholly-owned subsidiary of MSTI Holdings Inc., acquired substantially all of the assets of Newport Telecommunications Co., a New Jersey general partnership (“NTC”), relating to NTC’s business of providing broadband internet and telephone services at certain residential and commercial properties in the development known as Newport in Jersey City, New Jersey. Pursuant to the terms of the NTC acquisition, the total consideration paid was $2,550,000, consisting of (i) 866,856 unregistered shares of the Company’s common stock, equal to $1,530,000 ( which is based on the average closing prices for the Company common stock for the ten trading days immediately prior to the closing date), and (ii) $1,020,000 in cash, subject to adjustments. The total consideration will be increased or decreased depending on the number of subscriber accounts acquired in the NTC acquisition that were in good standing at that time. The number will be determined within 120 days of the closing. The stock certificates representing the Company common stock, and $510,000 of the cash consideration were paid to an escrow agent to be released after the final determination of the number of subscriber accounts in good standing acquired at closing.

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

Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past due.  The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion, based upon an examination of the communication with the delinquent customer and payment history.  Typically, accounts are only escalated to “uncollectible” status after multiple attempts have been made to communicate with the customer.  The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that, upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of September 30, 2007 and December 31, 2006. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company experienced approximately three percent of units returned under its product warranty policy. As of September 30, 2007 and December 31, 2006, the Company recorded warranty liabilities in the amount of $58,817 and $47,300, respectively, using this experience factor.

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

Revenues

The Company’s revenue consists of product sales and a recurring (lease) model in the commercial, government and international markets of the Telkonet Segment including activity for SSI and Ethostream from the date of acquisition through September 30, 2007. The MST Segment revenue consists of Quad-Play services provided to a subscriber portfolio of MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. The MST Segment is included in revenue since the acquisition of MST on January 31, 2006.

The table below outlines product versus recurring (lease) revenues for comparable periods:

	Three months Ended
	September 30, 2007		September 30, 2006		Variance

Product	$3,005,144	65%	$585,535	51%	$2,419,609	413%
Recurring (lease)	1,583,633	35%	557,562	49%	1,026,071	184%
Total	$4,588,777	100%	$1,143,097	100%	$3,445,680	301%

	Nine months Ended
	September 30, 2007		September 30, 2006		Variance

Product	$6,269,079	66%	$2,697,424	64%	$3,571,655	132%
Recurring (lease)	3,232,574	34%	1,542,056	36%	1,690,518	110%
Total	$9,501,653	100%	$4,239,480	100%	$5,262,173	124%

Product revenue

The Telkonet Segment product revenue principally arises from the sale and installation of broadband networking and energy management equipment, including the Telkonet iWire System™ to commercial resellers, and directly to customers in the hospitality, government and international markets. The Telkonet iWire SystemTM consists of the Telkonet Gateway, the Telkonet Extender, the patented Telkonet Coupler, and the Telkonet iBridge, which “bridges” the connection from a computer to the data port.  Customers can purchase Telkonet iBridges on an as-needed basis, allowing vendors to supply equipment to meet their occupancy demands.  Product revenue in the Telkonet Segment increased by approximately $2,392,000 and $3,525,000 for the three and nine months ended September 30, 2007, including approximately $1,320,000 and $2,091,000 attributed to the sale of energy management products, and approximately $1,067,000 and $2,453,000 of products and services to the hospitality market. Additionally, revenues generated in the government market were approximately $694,000 and $1,121,000 for the three and nine months ended September 30, 2007, and were related to site evaluations and deployments of certain government installations. We anticipate a continued upward trend of quarterly growth in the hospitality, energy management and government markets of the Telkonet segment.

The MST Segment product revenue consists of equipment, installations and ancillary services provided to customers independent of the subscriber model. Product revenue in this segment for the three and nine months ended September 30, 2007 was approximately $93,000 and $261,000, respectively.

Recurring (lease) Revenue

The increase in recurring revenue in the Telkonet segment for the three and nine months ended September 30, 2007, reflects the addition of Ethostream’s hospitality portfolio in March 2007. During the nine months ended September 30, 2007, we added approximately 2,000 hotels to our broadband network portfolio, and currently support over 180,000 HSIA rooms, resulting in additional recurring revenue of $646,000 and $1,254,000 for the three and nine months ended September 30, 2007. Telkonet segment on-going monthly recurring revenue is approximately $300,000 and we anticipate growth to our subscriber base as we deploy additional sites under contract in the hospitality and government markets.

The recurring revenue for the MST segment subscriber base increased by approximately $262,000 and $457,000 for the three and nine months ended September 30, 2007, respectively. The MST Segment subscriber portfolio includes approximately 22 MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. Additionally, the MST segment added approximately 1,900 internet and telephone subscribers through the acquisition of Newport Telecommunications Co. in July 2007.

Cost of Sales

	Three months Ended
	September 30, 2007		September 30, 2006		Variance

Product	$2,139,034	68%	$345,244	59%	$1,793,790	520%
Recurring (lease)	1,229,985	84%	714,804	128%	515,181	72%
Total	$3,369,019	73%	$1,060,048	93%	$2,308,971	218%

	Nine months Ended
	September 30, 2007		September 30, 2006		Variance

Product	$4,503,983	71%	$2,349,056	87%	$2,154,927	92%
Recurring (lease)	3,177,386	102%	1,019,404	66%	2,157,982	212%
Total	$7,681,369	81%	$3,368,460	79%	$4,312,909	128%

Product Costs

The Telkonet Segment product costs include equipment and installation labor related to the Telkonet iWire System TM product suite, as well as wireless networking and energy management products.  During the three and nine months ended September 30, 2007, product costs increased by approximately $1,774,000 and $2,857,000, respectively, for the Telkonet Segment in conjunction with the increased sales to the hospitality, energy management and government markets.

The MST segment product costs primarily consist of equipment and installation labor for installation and ancillary services provided to customers. For the three and nine months ended September 30, 2007, product costs for the MST segment amount to approximately $74,000 and $214,000.

Recurring (lease) Costs

The Telkonet segment recurring costs increased by $278,000 and $514,000 for the three and nine months ended September 30, 2007, respectively, when compared to the prior year period.  This increase is primarily due to the addition of Ethostream’s customer service and support infrastructure, including an internal call center, to support the Telkonet segment’s recurring revenue from its customer portfolio.

The MST segment’s recurring costs increased by $238,000 and $1,644,000 for the three and nine months ended September 30, 2007, respectively.  These costs consist of customer support, programming and amortization of the capitalized costs to support the subscriber revenue.  Although MST's programming fees are a significant portion of the cost, MST continues to pursue competitive agreements and volume discounts in conjunction with the anticipated growth of the subscriber base. The customer support costs include build-out of the support services necessary to develop and support the build-out of the Quad-Play subscriber base in metropolitan New York. The capitalized costs are amortized over the lease term and include equipment and installation labor.  Additionally, MST’s recurring costs increased due to the addition of the Newport subscribers in July 2007.

Gross Profit

	Three months Ended
	September 30, 2007		September 30, 2006		Variance

Product	$866,110	29%	$240,293	41%	$625,817	260%
Recurring (lease)	353,648	22%	(157,242)	-28%	510,890	325%
Total	$1,219,758	27%	$83,051	7%	$1,136,707	1369%

	Nine months Ended
	September 30, 2007		September 30, 2006		Variance

Product	$1,765,096	28%	$348,368	13%	$1,416,728	407%
Recurring (lease)	55,188	2%	522,652	34%	(467,466)	-89%
Total	$1,820,284	19%	$871,020	21%	$949,262	109%

Product Gross Profit

The gross profit for the three and nine months ended September 30, 2007 increased compared to the prior year period as a result of product sales and installations in the Telkonet Segment and represented 29% and 29% of product revenue, respectively. We anticipate an increase in our gross profit trend for product sales as energy management and government market opportunities expand. Additionally, the integration of acquired companies has resulted in opportunities to internalize installation services and streamline processes.

Recurring (lease) Gross Profit

The Telkonet Segment’s gross profit associated with recurring (lease) revenue increased for the three months and nine months ended September 30, 2007 by approximately $486,000 and $720,000, respectively.  Gross profit represented approximately 52% and 44% of recurring (lease) revenue for the three and nine months ended September 30, 2007.  The centralized remote monitoring and management platform and internal call support center will provide the platform to maintain and expand gross profit for the Telkonet segment’s recurring revenue.

The MST segment gross profit decreased by approximately $25,000 and $1,187,000 for the three and nine months ended September 30, 2007, respectively, compared to the prior year, primarily due to programming costs and the support infrastructure. MST anticipates that an expanded subscriber base utilizing the current infrastructure and reduced programming costs through mediums such as IPTV will facilitate increased gross profit.  Gross profit represented approximately -17% and -47% of recurring (lease) revenue for the three and nine months ended September 30, 2007.

Operating Expenses

	Three months Ended
	September 30, 2007	September 30, 2006	Variance

Total	$6,301,640	$4,371,200	$1,930,440	44%

	Nine months Ended
	September 30, 2007	September 30, 2006	Variance

Total	$16,948,853	$13,346,075	$3,602,778	27%

Overall expenses increased for the three and nine months ended September 30, 2007 over the comparable period in 2006 by approximately $1,930,440 and $3,602,778, or 44% and 27%. The principal reason for this increase was additional operating costs of SSI and Ethostream of approximately $1,032,000 and $2,167,000 for the three and nine months ended September 30, 2007, respectively. Additionally, there was an increase in research and development costs (see discussion below), as well as an increase in non-cash stock compensation during the three and nine months ended September 30, 2007 of $595,000 and $423,000, respectively, related to options and shares earned by employees and consultants, and additional non-cash depreciation expense of $134,000 and $236,000 for the three and nine months ended September 30, 2007, respectively.  Also, there was an increase in selling and administrative expenses for the Telkonet and MST segment during the three and nine months ended September 30, 2007, respectively.  We expect our quarterly operating expenses to decrease in the final quarter of 2007, when compared to the three months ended September 30, 2007, as the integration of the acquired businesses provides us with operating efficiencies and we reduce our administrative costs.

Research and Development

	Three months Ended
	September 30, 2007	September 30, 2006	Variance

Total	$646,848	$447,092	$199,756	45%

	Nine months Ended
	September 30, 2007	September 30, 2006	Variance

Total	$1,736,656	$1,411,791	$324,865	23%

Telkonet’s research and development costs related to both present and future products are expensed in the period incurred. Total expenses for the three and nine months ended September 30, 2007 increased by $199,756 or 45%, and $324,865, or 23%, respectively. This increase was primarily related to costs associated with the development of the next generation product suite and the integration of new applications to the Telkonet iWire System, as well as an additional $206,000 related to the development of energy management products pursuant to the acquisition of SSI.

Selling, General and Administrative Expenses

	Three months Ended
	September 30, 2007	September 30, 2006	Variance

Total	$4,553,161	$3,551,569	$1,001,592	28%

	Nine months Ended
	September 30, 2007	September 30, 2006	Variance

Total	$13,057,979	$10,390,864	$2,667,115	26%

Selling, general and administrative expenses increased for the three and nine months ended September 30, 2007 over the comparable prior year by $1,001,592 or 28%, and $2,667,115 or 26%, respectively. This increase is primarily attributed to the administrative expenses of the acquired businesses of approximately $874,000 and $1,818,000 for the three and nine months ended September 30, 2007, respectively.  Additionally, sales and marketing costs increased following the launch of our new integrated product offerings, and professional fees increased due to the equity financing in February 2007, the acquisition of SSI, Ethostream and Newport, and the merger of MST with a public shell corporation.  Prior year expenses related to the amortization and write-off of financing fees $435,000 and $535,000 partially offset the overall increase. We expect quarterly selling, general and administrative expenses as compared to the three months ending September 30, 2007 to decrease in the fourth quarter of 2007 as the integration of the acquired businesses provides for certain operating efficiencies and we reduce our administrative costs.

Backlog

In conjunction with the acquisition of Ethostream on March 15, 2007, the Telkonet Segment maintains contracts and monthly services for more than 2,200 hotels which are expected to generate approximately $3,000,000 annual recurring support and internet advertising revenue.

In conjunction with the acquisition of Smart Systems International on March 9, 2007, Telkonet assumed certain purchase orders relating to a major utilities energy management initiative provided through the two selected providers. The current order backlog amounts to approximately $1,100,000 and the estimated remaining program value amounts to $3,000,000 for products and services to be provided through 2008.

The MST subscriber portfolio includes approximately 22 MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. The remaining terms of the access agreements provide MST access rights from 7 to 15 years with the final agreement expiring in 2016 and the revenues to be recognized under non-cancelable bulk agreements provide a minimum of $2,000,000 in revenue through 2013.

Liquidity and Capital Resources

Working Capital

Our working capital increased by $698,413 during the nine months ended September 30, 2007 from a working capital deficit of $(530,634) at December 31, 2006 to a working capital of $167,779 at September 30, 2007. The increase in working capital for the nine months ended September 30, 2007, is due to a combination of factors, of which the significant factors are set out below:

•	Cash had a net decrease from working capital by $61,451 for the nine months ended September 30, 2007. The most significant uses and proceeds of cash are as follows:

o	Approximately $12,591,000 of cash consumed directly in operating activities

o	A cash payment of $900,000 representing the second installment of the cash portion of the purchase price for the acquisition of MST

o
The cash payment in the acquisition of Ethostream amounted to approximately $2,000,000, and as part of the acquisition the debt payoff amounted to approximately $200,000—see discussion of acquisition below;

o	The cash payments in the acquisition of SSI amounted to approximately $875,000—see discussion of acquisition below;

o	A private placement from the sale of 4,000,000 shares of common stock at $2.50 per share provided proceeds of $9,610,000.

o	A private placement and sale of debentures by MSTI Holdings Inc. for proceeds, net of placement fees, of $2,694,000 and $5,303,000, respectively.

o	A bridge loan in the amount of $1,500,000 issued as a Senior Note payable to GRQ Consultants, Inc.

Of the total $7,597,269 current assets as of September 30, 2007, cash represented $1,582,586. Of the total $3,766,079 current assets as of December 31, 2006, cash represented $1,644,037.

Senior Note Payable

On July 24, 2007, Telkonet entered into a Senior Note Purchase Agreement with GRQ Consultants, Inc. (“GRQ”) pursuant to which the Company issued to GRQ a Senior Promissory Note (the “Note”) in the aggregate principal amount of $1,500,000. The Note is due and payable on the earlier to occur of (i) the closing of the Company’s next financing, or (ii) January 28, 2008, and bears interest at a rate of six (6%) percent per annum. The Company has incurred approximately $25,000 in fees in connection with this transaction. The net proceeds from the issuance of the Note will be for general working capital needs.  In connection with the issuance of the Note, the Company also issued to GRQ warrants to purchase 359,712 shares of common stock at $4.17 per share. These warrants expire five years from the date of issuance.

Convertible Senior Debentures-MSTI

During the nine months ended September 30, 2007, MSTI Holdings Inc., a majority-owned subsidiary of Telkonet, issued senior convertible debentures (the "Debentures") having a principal value of $6,576,350, plus an original issue discount of $526,350, in exchange for $6,050,000 from investors, exclusive of placement fees. The original issue discount to the Debentures is amortized over 36 months. The Debentures accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the Debentures, payable quarterly in cash or common stock, at MSTI Holdings Inc.’s option, and mature on April 30, 2010. The Debentures are not callable and are convertible at a conversion price of $0.65 per share into 10,117,462 shares of MSTI Holdings Inc. common stock, subject to certain limitations.

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

Convertible Senior Notes

In October 2005, the Company completed an offering of convertible senior notes (the “Notes”) in the aggregate principal amount of $20 million. The capital raised in the Note offering was used for general working capital purposes. The Notes bore interest at a rate of 7.25%, payable in cash, and called for monthly principal installments beginning March 1, 2006. The maturity date was 3 years from the date of issuance of the Notes. The Noteholders were entitled, at any time, to convert any portion of the outstanding and unpaid Conversion Amount into shares of Company common stock. At the option of the Company, the principal payments could be paid either in cash or in common stock. Upon conversion into common stock, the value of the stock was determined by the lower of $5 or 92.5% of the average recent market price. The Company also issued one million warrants to the Noteholders exercisable for five years at $5 per share. At any time after nine months, should the stock trade at or above $8.75 for 20 of 30 consecutive trading days, the Company could cause a mandatory redemption and conversion to shares at $5 per share. At any time, the Company was entitled to pre-pay the notes with cash or common stock. If the Company elected to use common stock to pre-pay the Notes, the price of the common stock would be deemed to be the lower of $5 or 92.5% of the average recent market price. If the Company prepaid the Notes other than by mandatory conversion, the Company was obligated to issue additional warrants to the Noteholders covering 65% of the amount pre-paid at a strike price of $5 per share. In addition to standard financial covenants, the Company agreed to maintain a letter of credit in favor of the Noteholders equal to $10 million. Once the principal amount outstanding on the notes declined below $15 million, the balance on the letter of credit was reduced by $.50 for every $1 amortized.

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

The settlement agreements provide that the number of shares issued to the noteholders shall be adjusted based upon the arithmetic average of the weighted average price of the Company’s common stock on the American Stock Exchange for the twenty trading days immediately following the settlement date.  The Company has concluded that, based upon the weighted average of the Company's common stock between August 16, 2006 and September 13, 2006, the Company is entitled to a refund from the two noteholders.  One of the noteholders has informed the Company that it does not believe such a refund is required.  As a result, the Company has declined to deliver to the noteholders certain stock purchase warrants issued to them pursuant to the settlement agreements pending resolution of this disagreement. One of the noteholders has alleged that the Company has failed to satisfy its obligations under the settlement agreement by failing to deliver the warrants. In addition, the noteholder maintains that the Company has breached certain provisions of the registration rights agreement and, as a result of such breach, such noteholder claims that it is entitled to receive liquidated damages from the Company. As of November 9, 2007, no legal claim has been filed by the noteholder.

Acquisition of Microwave Satellite Technologies, Inc.

On January 31, 2006, the Company acquired a 90% interest in MST from Frank Matarazzo, the sole stockholder of MST in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000. The cash portion of the purchase price was paid in two installments, $900,000 at closing and $900,000 in February 2007. The stock portion is payable from shares which will be held in escrow, 400,000 shares of which were paid at closing and the remaining 1,200,000 shares of which shall be issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. In the period ended December 31, 2006, the Company issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to goodwill. In the event the Company’s common stock price is below $4.50 per share upon issuance of the shares from escrow, a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million. As of September 30, 2007, the Company’s common stock price was below $4.50. To the extent that the market price of Company’s common stock is below $4.50 per share upon issuance of the shares from escrow, the number of shares issuable on conversion is ratably increased, which could result in further dilution of the Company’s stockholders.

Acquisition of Smart Systems International (SSI)

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $6,875,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. The Company was obligated to register the stock portion of the purchase price on or before May 15, 2007. Pursuant to the registration rights agreement, the registration statement was required to be effective no later than July 14, 2007. As of November 9, 2007, the registration statement has not been declared effective. The registration rights agreement does not expressly provide for penalties in the event this deadline is not met.

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

Proceeds from the issuance of common stock

During the nine months ended September 30, 2007, the Company received $124,460 from the exercise of employee stock options.

During the nine months ended September 30, 2007, the Company issued 4,000,000 shares of common stock valued at $2.50 per share for an aggregate purchase price of $9,610,000, net of placement fees. The Company also issued to the same investor warrants to purchase 2.6 million shares of its common stock at an exercise price of $4.17 per share in this transaction.

Additionally, during the nine months ended September 30, 2007, MSTI Holdings Inc. completed a private placement resulting in proceeds of approximately $2,694,000.

Cashflow analysis

Cash utilized in operating activities was $12,591,264 during the nine months ended September 30, 2007 compared to $10,014,484 in the previous comparable period. The primary use of cash during the nine months ended September 30, 2007 was for operating activities.

The Company utilized cash for investing activities of $6,499,669 and $7,106,511 during the nine months ended September 30, 2007 and 2006, respectively. These expenditures were primarily the result of the payment of cash portion of the MST purchase price of $900,000 in February 2007, and cash payments of $875,000 and $2,000,000, for the acquisition of SSI and Ethostream, respectively, in March 2007 and $1,020,000 for the acquisition of Newport Telecommunications in July 2007.  Additionally, cost of equipment under operating leases amounted to $1,162,832 and $1,226,409 for the nine months ended September 30, 2007 and 2006. Equipment costs were net of $350,571 proceeds from the sale of certain equipment under operating lease during the nine months ended September 30, 2006.  Furthermore, purchases of property and equipment amounted to $266,280 and $708,598 for the nine months ended September 30, 2007 and 2006, respectively.

The Company was provided cash from financing activities of $19,029,482 and $109,181 during the nine months ended September 30, 2007 and 2006, respectively. The financing activities involved the sale of 4.0 million shares of common stock at $2.50 per share for a total of $9,610,000, net of placement fees, in February 2007. Additionally, proceeds from the exercise of stock options and warrants were $124,460 and $2,371,300 during the nine months ended September 30, 2007 and 2006, respectively. In July 2007, the Company issued a senior note payable in the principal amount of $1,500,000.  Through its majority-owned subsidiary MSTI Holdings, Inc., the Company raised $5,303,238 through the sale of debentures, and $2,694,020 through the sale of common stock, during the nine months ended September 30, 2007. The proceeds of the financing activities were offset by repayment of debt principal of $8,162,119 in 2006, including $7,750,000 of principal payments in conjunction with the conversion and settlement agreement with the lenders of its Convertible Senior Notes and approximately $410,000 in conjunction with the acquisition of MST.

The Company believes it has sufficient access to capital to meet its working capital requirements through the remainder of 2007 in available cash and in cash generated from operations. Additional financing may be required in order to meet growth opportunities in financing and/or investing activities. If additional capital is required and the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital on terms acceptable to the Company, this could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.

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

Off Balance Sheet Arrangements

None.

Acquisition or Disposition of Property and Equipment

During the nine months ended September 30, 2007, fixed assets and costs under operating leases increased $1,299,922 primarily for additions to the MST Segment equipment purchases for the MST Quad-Play build-out. The remainder related to computer equipment and peripherals used in day-to-day operations. The Company anticipates significant expenditures in the MST Segment to continue the build-out the head-end equipment, IPTV and other related projects. The Telkonet segment does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than the purchase of computer equipment and peripherals to be used in the Company’s day-to-day operations.

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

Number of Employees

As of November 1, 2007, the Company had 184 full time employees.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$6,576,350	-	6,576,350	-	-
Current Debt Obligations	$1,500,000	1,500,000	-	-	-
Capital Lease Obligations	$-	-	-	-	-
Operating Lease Obligations	$2,465,139	521,541	1,113,026	440,335	390,237
Purchase Obligations (1)(2)	$2,576,442	2,576,442			-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	$-	-	-	-	-
Total	$13,117,931	4,597,983	7,689,376	440,335	390,237

(1) Purchase commitment for the IPTV build-out of MST subscriber base in the second half of 2007 in the amount of $693,224

(2) Purchase commitment of $1,883,218 for inventory orders of energy management products through April 2008.  The Company has prepaid approximately $380,000 as of September 30, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Short Term Investments

We held no marketable securities as of September 30, 2007. Our excess cash is held in money market accounts in a bank and brokerage firms both of which are nationally ranked top tier firms with an average return of approximately 400 basis points. Due to the conservative nature of our investment portfolio, an increase or decrease of 100 basis points in interest rates would not have a material effect on our results of operations or the fair value of our portfolio.

Investments in Privately Held Companies

We have invested in privately held companies, which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As a result, we could lose our entire initial investment in these companies. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of these companies and none is expected to develop. These investments are carried at cost, which as of November 1, 2007 was $131,044 and $8,000 in BPL Global and Amperion, respectively, and at September 30, 2007, are recorded in other assets in the Consolidated Balance Sheets.

Item 4.  Controls and Procedures.

As of September 30, 2007, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Vice President Finance (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Vice President Finance concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the U.S. Securities and Exchange Commission. During the nine months ended September 30, 2007, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since inception through September 30, 2007, the Company has incurred cumulative losses of $85,366,643 and has never generated enough funds through operations to support its business. Additional capital may be required in order to provide working capital requirements for the next twelve months.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $16.9 million at September 30, 2007 resulting from recent and past acquisitions. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

MSTI Holdings, Inc. may be unable to register for resale all of the common stock included within the units sold in its Private Placement, which would cause a default under the Registration Rights Agreement executed in connection with such Private Placement.

MSTI Holdings, Inc. is obligated to file a “resale” registration statement with the SEC that covers all of the common stock included within the units sold in the Private Placement and issuable upon conversion of the Debentures and the exercise of the warrants thereto and to use its best efforts to have such “resale” registration statement declared effective by the SEC as set forth therein. Nevertheless, it is possible that the SEC may not permit MSTI Holdings, Inc. to register all of such shares of common stock for resale. In certain circumstances, the SEC may take the view that the private placement requires MSTI Holdings, Inc. to register the issuance of the securities as a primary offering. Without sufficient disclosure of this risk, rescission of the private placement could be sought by investors or an offer of rescission may be mandated by the SEC, which would result in a material adverse affect to MSTI Holdings and us since we consolidate the financial statements of MSTI Holdings, Inc.

MSTI Holdings, Inc. has agreed to file a registration statement with the SEC within 60 days of the final closing of the Private Placement and the issuance of the Debentures and to use its best efforts to have the registration statement declared effective by the SEC within 120 days after the final closing of the Private Placement and the original issuance of the Debentures. There are many reasons, including those over which MSTI Holdings, Inc. has no control, which could delay the filing or effectiveness of the registration statement, including delays resulting from the SEC review process and comments raised by the SEC during that process. Failure to file or cause a registration statement to become effective in a timely manner or maintain its effectiveness could materially adversely affect MSTI Holdings, Inc. and require MSTI Holdings, Inc. to pay substantial penalties to the holders of those securities pursuant to the terms of the registration rights agreement.  Since we consolidate the financial statements of MSTI Holdings, Inc., the incurrence of a significant penalty by MSTI Holdings, Inc. under the Registration Rights Agreement could materially adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description Of Document

2.1	MST Stock Purchase Agreement and Amendment (incorporated by reference to our 8-K filed on February 2, 2006)
2.2	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K filed on March 2, 2007)
2.3	Unit Purchase Agreement by and among Telkonet, Inc., Ethostream, LLC and the members of Ethostream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K filed on March 16, 2007)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.1	Form of Series A Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.2	Form of Series A Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)
4.3	Form of Series B Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.4	Form of Series B Non-Detachable Warrant (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.5	Form of Senior Note (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.6	Form of Non-Detachable Senior Note Warrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.7	Senior Convertible Note by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.8	Senior Convertible Note by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.11	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.12	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.13	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K (No. 001-31972), filed on September 6, 2006)

4.14	Form of Accelerated Payment Option Warrant to Purchase Common Stock (incorporated by reference to our Registration Statement on Form S-3 (No. 333-137703), filed on September 29, 2006.
4.15	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)
4.16	Senior Note by Telkonet, Inc. in favor of GRQ Consultants, Inc.
4.17	Warrant to Purchase Common Stock by Telkonet, Inc in favor of GRQ Consultants, Inc
10.1	Amended and Restated Telkonet, Inc. Incentive Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-412), filed on April 17, 2002)
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

Telkonet, Inc. Registrant

Date: November 9, 2007	By:	/s/ Ronald W. Pickett
Ronald W. Pickett Chief Executive Officer