Form 10-K/A
period 2006-12-31
TELKONET INC
filed 2008-03-03
CIK 1094084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-31972

TELKONET, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0627421
(State or other jurisdiction of	(IRS Employee Identification No.)
incorporation or organization)

20374 Seneca Meadows Parkway
Germantown, MD 20876
(Address of principal executive offices)

(240) 912-1800
(Issuer’s telephone number)

Securities Registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. __ Yes   X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act. __ Yes   X   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X   Yes __ No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

TELKONET, INC.
FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual  report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 16, 2007 (the “Original Report”).  The Company is filing this Amendment in response to comments received from the SEC. This Amendment corrects errors and provides additional disclosure information in Item 7, Note B Acquisition of Subsidiary, Note H Convertible Promissory Note Payable, and Note K Stock Options and Warrants, of the audited financial statements for the year-ended December 31, 2006 included in Item 8 of Part II, and Item 15 of Part IV as permitted by the rules and regulations of the SEC. The amendment did not have any material impact on our financial results.

For convenience and ease of reference, we are filing the annual report in its entirety with the applicable changes.  Except for the amendments above and the updated certifications, this Amendment continues to speak as of the date of our Original Report, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, please see our reports filed with the Securities and Exchange Commission since March 16, 2007.

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

Management identifies a delinquent customer based upon the delinquent payments status of an outstanding invoice, generally greater than 30 days past the due date. The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period. Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history.  Typically, accounts are only escalated to “uncollectible” status after multiple attempts have been made to communicate with the customer both orally and in writing, by the billing department and management.

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

Product Revenue

Product revenue in the Telkonet Segment increased approximately $800,000, excluding the sale of certain rental contract agreements to HLC, for the year ended December 31, 2006, and the MST Segment revenue amounted to approximately $280,000 in installation and ancillary services provided to customers for the eleven months ended December 31, 2006.  The Telkonet Segment product revenue principally arises from the sale of the Telkonet iWire SystemTM to commercial resellers as well as directly to customers.  The Telkonet iWire System™ utilizes a building’s electrical wires as the backbone for a local area network, converting electrical outlets into data ports.  The Telkonet iWire SystemTM consists of the Telkonet Gateway, the Telkonet Extender, the patented Telkonet Coupler, and the Telkonet iBridge, which “bridges” the connection from a computer to the data port.  Customers can purchase Telkonet iBridges on an as-needed basis, allowing vendors to supply equipment to meet their occupancy demands.  Telkonet’s customers to date have been principally located in the Commercial (Hospitality and Multi-Dwelling) and International markets. Revenues to date have been principally derived from the Commercial (Hospitality and Multi-Dwelling) and International business units. The Telkonet Segment anticipates continued growth in Commercial and International product revenue in the Value Added Reseller (VAR) purchase programs. The Telkonet Segment expanded its international sales and marketing efforts upon receiving its European certification (CE). The Company has received the FIPS 140-2 certification and continues to pursue opportunities within the government sector. The Company has extended its iWire SystemTM to included energy information, management and control solutions for residential and commercial buildings.

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

The Compensation Committee awards options to named executive officers upon commencement of their employment with the Company, and for successfully achieving or exceeding predetermined individual and Company performance goals. In determining whether to award stock options and the number of stock options granted to a named executive officer, the Compensation Committee reviews the compensation of executives at peer group companies to ensure that the compensation program is competitive.

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

The following table summarizes all compensation paid to the Company’s directors in the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Warren V. Musser	$48,000	$-	$-	$-	$-	$52,000	(1)	$100,000
Thomas M. Hall	52,000	-	34,500(2)	-	-	-		86,500
Thomas C. Lynch	52,000	-	34,500(2)	-	-	-		86,500
James L. Peeler	52,000	-	34,500(2)	-	-	-		86,500
Seth D. Blumenfeld	-	77,595(3)	-	-	-	-		77,595
Ronald W. Pickett	-	-	-	-	-	-		-
Stephen L. Sadle	-	-	-	-	-	-		-

(1)	fees from annual consulting agreement dated September 2003 for non-director services.
(2)	stock options granted in January 2006 pursuant to the non-employee director compensation
(3)	20,000 shares issued for services performed through June 2006 pursuant to the professional services agreement dated July 1, 2005.

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

TELKONET, INC.

By:	/s/ Jason Tienor
Jason Tienor
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Jason Tienor Jason Tienor	Chief Executive Officer (principal executive officer)	March 3, 2008
/s/ Richard J. Leimbach Richard J. Leimbach	Chief Financial Officer (principal financial officer) (principal accounting officer)	March 3, 2008
/s/ Warren V. Musser Warren V. Musser	Chairman of the Board	March 3 2008
/s/ Ronald W. Pickett Ronald W. Pickett	Vice Chairman of the Board	March 3, 2008
/s/ Anthony J. Paoni Anthony J. Paoni	Director	March 3, 2008
/s/ Dr. Thomas M. Hall Dr. Thomas M. Hall	Director	March 3, 2008
/s/ James L. Peeler James L. Peeler	Director	March 3, 2008
/s/ Seth D. Blumenfeld Seth D. Blumenfeld	Director	March 3, 2008
/s/ Thomas C. Lynch Thomas C. Lynch	Director	March 3, 2008

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

The acquisition of MST resulted in the valuation of MST’s subscriber lists as intangible assets. The MST subscriber list was determined to have an eight-year life. This intangible was amortized using that life, and amortization from the date of the acquisition through December 31, 2006, was taken as a charge against income in the consolidated statement of operations. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the intangible asset subject to amortization was reviewed for impairment at December 31, 2006. Goodwill of $1,977,768, excluding the remaining purchase price contingency, represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

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

NOTE C - INTANGIBLE ASSETS ACQUIRED (continued)

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

Early Extinguishment of Debt

On August 14, 2006, the Company executed separate settlement agreements with the lenders of its Convertible Senior Notes. Pursuant to the settlement agreements the Company paid to the lenders on August 15, 2006 in the aggregate $9,910,392 plus accrued but unpaid interest of $23,951 and certain premiums specified in the Notes in satisfaction of the amounts then outstanding under the Notes. Of the amount to be paid to the lenders under the Notes, $6,500,000 was paid in cash through a drawdown on a letter of credit previously pledged as collateral for the Company’s obligations under the Notes. The remaining note balance of $1,428,314 and a Redemption Premium of $1,982,078, calculated as 25% of remaining principal, was paid to the lenders in shares of Company’s common stock valued at the lower of $5.00 per share and 92.5% of the arithmetic average of the weighted average price of the Company’s common stock on the American stock exchange for the twenty trading days beginning on August 16, 2006. The Company also issued 862,452 warrants to purchase shares of the Company’s common stock at the exercise price of $2.58 per share (92.5% of the average trading price as described above) and a contractual term of 5 years. The warrants were issued fully exercisable, and, upon exercise, the warrants will be exchanged for shares of the Company’s common stock.  The Company valued the warrants at $1,014,934 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 65%. The Company has accounted for the Redemption Premium and the additional warrants issued as non-cash early extinguishment of debt expense during the year ended December 31, 2006. Registration statements covering the shares underlying the warrants, were filed with the Securities and Exchange Commission on Form S-3 on September 29, 2006 and October 13, 2006 and were declared effective on October 16, 2006 and October 24, 2006, respectively. As of December 31, 2006, the Company included the warrant derivatives as equity since the criteria under EITF 00-19 for permanent equity was achieved in a nominal period of time subsequent to year end. The achievement of permanent equity had been realized on October 16, 2006 and October 24, 2006 upon the declared effectiveness of the Form S-3. Upon the declared effectiveness of the Form S-3, the registration rights agreement requirements had been satisfied and achieved; therefore the warrants were accounted for as equity. The registrations rights agreement required liquidated damages in the event of failure to achieve the registration with the SEC.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE K - STOCK OPTIONS AND WARRANTS (Continued)

	2006	2005	2004
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5.0%	4.5%	1.35%
Expected stock price volatility	65%	71%	76%
Expected dividend payout	-	-	-
Expected option life (in years)	5.0	5.0	5.0
Fair value per share of options granted	$1.82	$2.40	$1.83

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

The total intrinsic value of the options exercised in 2004, 2005 and 2006 is $2,420,988, $1,235,487 and $2,810,417, respectively. Additionally, the total fair value of shares vested during these years is $7,830,385, $2,440,097 and $1,080,095, respectively.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the year ended December 31, 2006 was $1,080,895, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of December 31, 2006 is $5,187,394.

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

Due to its recent date of acquisition, the purchase price allocation to Intangibles and Goodwill is based upon preliminary data that is subject to adjustment and could change significantly pending the completion of management’s valuation to accurately evaluate this allocation. The Company recognizes goodwill in connection with this acquisition as a result of Ethostream’s historical development of its subscriber base, high profile customer acquisition, and strategic industry position. The results of the acquisition will be included within the consolidated financial statements from its date of acquisition in 2007.

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