Form 10-Q/A
period 2007-03-31
TELKONET INC
filed 2008-03-03
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our annual  report on Form 10-Q for the fiscal quarter ended March 31, 2007 as filed with the Securities and Exchange Commission on May 10, 2007 (the “Original Report”).  The Company is filing this Amendment in response to comments received from the SEC. This Amendment corrects errors and provides additional disclosure  information in Item 1 of Part I, Note B Acquisition of Subsidiary, Note D Intangible Assets and Goodwill, Note E Senior Convertible Notes Payable, and Note F Stock Options and Warrants, in the notes to the unaudited financial statements for the period-ended March 31, 2007, Item 2 of Part I, and Item 6 of Part II as permitted by the rules and regulations of the SEC.  The amendment did not have any material impact on our financial results.

For convenience and ease of reference, we are filing the annual report in its entirety with the applicable changes.   Except for the amendments named above and the updated certifications, this Amendment continues to speak as of the date of our Original Report, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, please see our reports filed with the Securities and Exchange Commission since May 9, 2007.

PART I. FINANCIAL INFORMATION

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

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2007	2006
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$622,530
Income taxes paid	-	-
Non-cash transactions:
Note payable under subsidiary acquisition	-	900,000
Issuance of shares for purchase of subsidiary	15,756,097	1,800,000
Employee stock-based compensation	508,149	376,281
Warrants issued in exchange for interest expense	131,009	-
Issuance of stock options and warrants in exchange for services rendered	-	277,344
Allowance for Doubtful Accounts – acquired subsidiaries	137,000	-
Common stock issued for services rendered	-	81,271
Acquisition of subsidiary (Note B):
Assets acquired	$4,386,762	$4,120,600
Goodwill (including purchase price contingency)	15,797,894	6,477,767
Minority Interest	-	(19,569)
Liabilities assumed	(1,303,559)	(1,460,976)
Common stock issued	(15,756,097)	(1,800,000)
Notes payable issued	-	(900,000)
Purchase price contingency	-	(5,400,000)
Direct acquisition costs	(250,000)	(117,822)
Cash paid for acquisition	$(2,875,000)	$(900,000)

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

The acquisition of Ethostream resulted from preliminary estimates by management and is subject to adjustment upon the completion of management’s valuation of Ethostream’s subscriber lists as intangible assets. The Ethostream subscriber list was estimated to have a ten-year life. This intangible was amortized using that life, and amortization from the date of the acquisition through March 31, 2007, was taken as a charge against income in the consolidated statement of operations. Ethostream's goodwill of $9,539,234 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

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

Total amortization expense charged to operations for the three months ended March 31, 2007 was $85,331. Estimated amortization expense as of March 31, 2007 is as follows:

2007	$380,993
2008	507,991
2009	507,991
2010	507,991
2011	507,991
2012 and after	1,683,314
Total	$4,096,271

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	4,166,929	5.71	$1.00	4,166,929	$1.00
$2.00 - $2.99	2,130,000	8.10	$2.57	1,022,750	$2.46
$3.00 - $3.99	2,558,000	8.40	$3.21	907,500	$3.34
$4.00 - $4.99	160,000	8.38	$4.44	54,250	$4.44
$5.00 - $5.99	160,000	8.14	$5.28	58,250	$5.25
	9,174,929	7.11	$2.12	6,209,679	$1.65

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

The weighted-average fair value of stock options granted to employees during the period ended March 31, 2007 and 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2007	2006
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.75%	5.0%
Expected stock price volatility	70%	65%
Expected dividend payout	-	-
Expected option life-years	5.0.	5.0

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

The total intrinsic value of the options exercised for the period ended March 31, 2007 and 2006, respectively, is $52,390 and $952,438, respectively.  Total stock-based compensation expense recognized in the consolidated statement of earnings for the three months ended March 31, 2007 and 2006 was $354,186 and $376,281, respectively, net of tax effect.  Additionally, the aggregate intrinsic value of options outstanding and unvested as of March 31, 2007 is $0.

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

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	1,815,937	5.09	$1.00	1,815,937	$1.00

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	1,999,169	$1.07
Granted	15,000	3.45
Exercised	(172,395)	2.07
Canceled or expired	-	-
Outstanding at December 31, 2005	1,841,774	$1.00
Granted	-	-
Exercised	(25,837)	1.00
Canceled or expired	-	-
Outstanding at December 31, 2006	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2007	1,815,937	$1.00

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

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.59	862,452	4.37	$2.59	862,452	$2.59
$4.17	4,236,739	4.69	$4.17	4,236,739	$4.17
$4.70	2,211,628	3.96	$4.70	2,211,628	$4.70
	7,310,819	4.43	$4.14	7,310,819	$4.14

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	575,900	$1.12
Granted	1,040,000	4.85
Exercised	(371,900)	1.00
Canceled or expired	(14,000)	1.00
Outstanding at December 31, 2005	1,230,000	$4.31
Granted	3,657,850	4.03
Exercised	(47,750)	1.15
Canceled or expired	(282,250)	2.64
Outstanding at December 31, 2006	4,557,850	$4.20
Granted	2,752,969	4.18
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2007	7,310,819	$4.14

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

The primary increase in the valuation of the allowance for doubtful accounts for the period ending March 31, 2007 was due to the inclusion of the SSI and Ethostream, LLC opening balances upon acquisitions of March 9, 2007 and March 15, 2007, respectively.  The gross value of the additional allowance amounted to $137,000 of the $147,000 increase for the period ending March 31, 2007.

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

Product revenue

Product revenue in the Telkonet Segment decreased by approximately $832,000 for the three months ended March 31, 2007 compared to the prior year. The decrease is attributable the sale of certain rental contract agreements to HLC in the prior year of approximately $683,000 as well as unanticipated delays in certain Hospitality and Government direct installation initiatives in the three months ended March 31, 2007. The Telkonet Segment product revenue principally arises from the sale of the Telkonet iWire SystemTM to commercial resellers as well as directly to customers.  The Telkonet iWire System™ utilizes a building’s electrical wires as the backbone for a local area network, converting electrical outlets into data ports.  The Telkonet iWire SystemTM consists of the Telkonet Gateway, the Telkonet Extender, the patented Telkonet Coupler, and the Telkonet iBridge.  Telkonet’s customers to date have been principally located in the Commercial (Hospitality and Multi-Dwelling) and International markets. Additionally, the acquisitions of SSI and Ethostream in March 2007 provides the Telkonet Segement multiple solutions of wired and wireless Internet access and energy management and from date of acquisition through March 31, 2007 amounted to approximately $150,000 of combined product revenue.

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

Selling, general and administrative expenses increased for the three months ended March 31, 2007 over the comparable prior year by $1,168,068 or 38%. The increase is attributed to approximately $607,000 increase in payroll costs including a $150,000 executive bonus paid in March 2007 and an additional increase of $200,000 related to the addition of sales, support and administrative personnel.  MST accounted for the remaining increase of $250,000 for additional personnel compared to the prior year period.  MST also increased their advertising costs by approximately $85,000 over the prior year period.  In February 2007, Telkonet executed a sublease agreement on the Crystal City, Virginia office, resulting in a one-time expense of $167,000 in March 2007, for the incremental monthly amounts owed by Telkonet during the remaining term of the original lease agreement.  Approximately $380,000 was incurred for additional professional fees, with $85,000 in compliance services related to the Sarbanes Oxley process, $75,000 in legal fees related to the private placement in February 2007, the two acquisitions and the review of our annual report in March 2007, and a total of $75,000 of fees paid to the American Stock Exchange during the period ended March 31, 2007.  Administrative costs for the acquired businesses of SSI and Ethostream, LLC in March 2007 accounted for $69,000 and $93,000, respectively. For the three months ended March 31, 2007 and 2006, the expense incurred for non-employee stock options vested in the period was $0 and $277,000.

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

Telkonet, Inc. Registrant

Date: March 3, 2008	By:	/s/ Jason Tienor
Jason Tienor Chief Executive Officer