Form 10-Q/A
period 2007-06-30
TELKONET INC
filed 2008-03-03
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our annual  report on Form 10-Q for the fiscal quarter ended June 30, 2007 as filed with the Securities and Exchange Commission on August 9, 2007 (the “Original Report”).  The Company is filing this Amendment in response to comments received from the SEC. This Amendment corrects errors and provides additional disclosure  information in Item 1 of Part I, Note A Summary of Accounting Policies, Note E Senior Convertible Debentures, in the notes to the unaudited financial statements for the period ended June 30, 2007, Item 2 of Part I, and Item 6 of Part II as permitted by the rules and regulations of the SEC. The amendment did not have any material impact on our financial results.

For convenience and ease of reference, we are filing the annual report in its entirety with the applicable changes.   Except for the amendments named above and the updated certifications, this Amendment continues to speak as of the date of our Original Report, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, please see our reports filed with the Securities and Exchange Commission since August 9, 2007.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$6,023,299	$1,644,037
Accounts Receivable: net of allowance for doubtful accounts of $146,498 and $60,000 at June 30, 2007 and December 31, 2006, respectively	1,902,060	295,116
Income tax receivable	291,000	291,000
Note receivable	27,408	-
Inventory	2,289,759	1,306,593
Other	366,461	229,333
Total current assets	10,899,987	3,766,079

Property and Equipment:
Furniture and equipment, at cost	1,538,932	1,370,780
Less: accumulated depreciation	670,177	577,759
Total property and equipment, net	868,755	793,021

Equipment under Operating Leases:
Capitalized equipment, at cost	4,675,431	4,026,255
Less: accumulated depreciation	919,105	568,721
Total equipment under operating leases, net	3,756,326	3,457,534

Other Assets:
Long-term investments	193,847	193,847
Intangible assets, net of accumulated amortization of $506,807 and $282,325 at June 30, 2007 and December 31, 2006, respectively	4,857,120	2,181,602
Financing costs, net of accumulated amortization of $24,050	841,764	-
Goodwill	17,074,690	1,977,768
Note receivable	17,974
Deposits and other	160,137	146,665
Total other assets	23,145,532	4,499,882
Total Assets	$38,670,600	$12,516,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$4,556,434	$2,859,863
Notes payable – officer	80,444	80,444
Income tax refund due to officer	291,000	291,000
Deferred revenue	225,502	160,125
Note payable under subsidiary acquisition	-	900,000
Customer deposits and other	36,150	5,281
Total current liabilities	5,189,530	4,296,713

Long Term Liabilities:
Deferred Revenue	20,903	42,019
Deferred lease liability & other	63,397	42,561
Convertible debentures, net of discounts	4,377,611	-
Total long term liabilities	4,461,911	84,580

Commitments and Contingencies	-	-
Minority Interest	4,388,300	-

Stockholders’ Equity :
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at June 30, 2007 and December 31, 2006
Common stock, par value $.001 per share; 100,000,000 shares authorized; 66,806,986 and 56,992,301 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	66,807	56,992
Additional paid-in-capital	104,975,067	78,502,900
Accumulated deficit	(80,411,015)	(70,424,669)
Stockholders’ equity	24,630,859	8,135,223
Total Liabilities And Stockholders’ Equity	$38,670,600	$12,516,516

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

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six months Ended June 30,
	2007	2006
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$3,420	$888,788
Income taxes paid		-
Non-cash transactions:
Note payable under subsidiary acquisition	-	900,000
Common stock issued in exchange for convertible debentures	-	5,821,686
Issuance of shares for purchase of subsidiary	15,756,097	2,700,000
Employee stock-based compensation	815,574	584,818
Warrants issued in exchange for interest expense	131,009	-
Issuance of stock options and warrants in exchange for services rendered	-	277,344
Common stock issued for services rendered	-	203,027
Allowance for Doubtful Accounts – acquired subsidiaries	86,488	-

Acquisition of subsidiaries (Note B):
Assets acquired	$2,286,479	$1,656,673
Subscriber lists	2,900,000	2,463,927
Goodwill (including purchase price contingency)	15,096,922	6,477,767
Minority Interest		(19,569)
Liabilities assumed	(1,356,415)	(1,460,976)
Common stock issued	(15,756,097)	(2,700,000)
Notes payable issued		(900,000)
Purchase price contingency		(4,500,000)
Direct acquisition costs	(295,889)	(117,822)
Cash paid for acquisition	$(2,875,000)	$(900,000)

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
$6,576,350

During the six months ended June 30, 2007, MSTI Holdings Inc., a majority owned subsidiary of Telkonet, Inc., issued senior convertible debentures (the "Debentures") having a principal value of $6,576,350 to investors, including an original issue discount of $526,350, in exchange for $6,050,000 from investors, exclusive of placement fees. The original issue discount to the Debentures is amortized over 36 months. The Debentures accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the Debentures, payable quarterly in cash or common stock, at MSTI Holdings Inc.’s option, and mature on April 30, 2010. The Debentures are not callable and are convertible at a conversion price of $0.65 per share into 10,117,462 shares of MSTI Holdings Inc. common stock, subject to certain limitations. The Company and noteholders are subject to a “Beneficial Ownership Limitation” pursuant to which the number of shares of common stock of MSTI Holdings, Inc. held by such noteholders immediately following conversion of the debenture shall not exceed 4.99% of all of the issued and outstanding common stock of MSTI Holdings, Inc.

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