Form 10-K
period 2007-12-31
TELKONET INC
filed 2008-04-01
CIK 1094084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act. __Yes  X No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ___ Yes  X  No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2008: $51,800,422.
Number of outstanding shares of the registrant’s par value $0.001 common stock as of March 1, 2008: 72,039,455.

TELKONET, INC.
FORM 10-K

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

Business

Telkonet, Inc., formed in 1999 and incorporated under the laws of the State of Utah, is a leading provider of innovative, centrally managed solutions for integrated energy management, networking, building automation and proactive support services.

Through the revolutionary Telkonet iWire System™ and newly released Series 5 platform, Telkonet utilizes proven PLC technology to deliver commercial high-speed Broadband access from an IP “platform” that is easy to deploy, reliable and cost-effective by leveraging a building’s existing electrical infrastructure. The building’s existing electrical wiring becomes the backbone of a local area network (LAN), which converts virtually every electrical outlet into a high-speed data port without the costly installation of additional wiring or major disruption of business activity.

Through the Company’s majority-owned subsidiary MSTI Holdings, Inc. (MSTI), the Company is able to offer quadruple play (“Quad-Play”) services to multi-tenant unit (“MTU”) and multi-dwelling unit (“MDU”) residential, hospitality and commercial properties. These Quad- Play services include video, voice, high-speed internet and wireless fidelity (“Wi-Fi”) access.

The Company’s acquisition of EthoStream, LLC, a leading high-speed wireless internet  technology and services provider for the hospitality industry (as described in greater detail below under “Segment Reporting”), has enabled Telkonet to provide installation and support for PLC and HSIA products and third party applications to customers across North America. The Company’s new operating division represented by the assets acquired from Smart Systems International, a leading provider of energy management products and solutions  (as described in greater detail below under “Segment Reporting”), permits the Company to offer new energy management products and solutions to its customers in the United States and Canada.

As a result of Telkonet's acquisition of Smart Systems International and EthoStream, the Company can now provide hospitality owners with a greater return on investment on technology investments. Hotel owners can leverage the Telkonet platform to support wired and wireless Internet access, digital video surveillance, digital displays and the forthcoming  networked energy management system. With the synergy of EthoStream’s centralized remote monitoring and management platform extending over HSIA, digital video surveillance and energy management, hospitality owners will have a complete technology offering based on Telkonet’s core PLC system as the infrastructure backbone, demonstrating true technology convergence.

The Company’s headquarters are located at 20374 Seneca Meadows Parkway, Germantown, Maryland 20876. The reports that the Company files pursuant to the Securities Exchange Act of 1934 can be found at the Company’s web site at www.telkonet.com.

The highlights and business developments for the twelve months ended December 31, 2007 include the following:

•	Consolidated revenue growth of 173% driven by acquisitions, as well as an increase in sales of the Telkonet iWire System™
•	The acquisition of 1,800 hotel customers through the addition of EthoStream to the Telkonet segment in March 2007. As of March 1, 2008, the Company has over 2,300 hotels under management.
•	The acquisition of exclusive and patented technology from Smart Systems International
•	The raising of $10 million through a private placement of 4 million shares of common stock
•
Completion of a merger by 90%-owned Microwave Satellite Technologies, Inc. (MST) with a wholly-owned subsidiary of a  public shell corporation and a subsequent raise by the public shell corporation of $9.1 million through sales of convertible debentures and a private placement of common stock of the newly formed corporation.

•	The acquisition of approximately 1,900 internet and telephone subscribers from Newport Telecommunications Co. by the MST segment in July 2007.
•	A strategic investment in Geeks on Call America, Inc., the nation's premier provider of on-site computer services
•	The sale of the Company’s investment in BPL Global for $2,000,000, yielding a gross profit of $1,868,956
•	The award of a $3.8M Contract with InTown Suites for the installation of the Telkonet SmartEnergy™ (TSE) energy management system in 125 properties across the U.S.

Segment Reporting

We classify our operations in two reportable segments: the Telkonet Segment and the MST Segment.

Telkonet Segment (“Telkonet”)

The Telkonet Segment consists of the Telkonet iWire System™ and Series 5 platform, energy management products, and centrally managed high-speed internet network platforms integrated to form a complete SAAS technology platform. This segment employs both direct and indirect sales models to distribute and support its products on a worldwide basis and serves five major markets: hospitality, commercial, industrial, government (including defense and education) and retail.

The Telkonet iWire System™ and Series 5 platform offer a viable and cost-effective alternative to the challenges of hardwiring and wireless local area networks (LANs). Telkonet’s products are designed for use in residential, commercial and industrial applications, including multi-dwelling  hospitality, government and utility  markets. Applications supported by the Telkonet “platform” include, but are not limited to, VoIP telephones, internet connectivity, local area networking, video conferencing, closed circuit security surveillance, point of sale, digital signage and a host of other information services.

Telkonet has been shipping PLC products since 2003, initially targeting the hospitality market followed by the multi-dwelling unit (MDU) market as well as the government and other commercial markets.

The Company released its Series 5 product on March 1, 2008.  The Series 5 product provides enhancements to the Telkonet iWire System™ which include, but are not limited to, the following:

•	more than 14 times faster than the legacy product,
•	more robust security and data encryption,
•	enhanced quality of service, or QOS,
•	uses both alternating current and direct current which makes it highly compatible within utility and industrial space,
•	increased survivability in harsh environments, and
•	additional physical interfaces.

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $7,000,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. 1,090,909 of these shares were held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement could be satisfied. The aggregate number of shares held in escrow was subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.  On March 12, 2008, the Company released these shares from escrow and plans to issue an additional 1,909,091 shares pursuant to the adjustment provision in the SSI asset purchase agreement.

Many of the largest initiatives within Telkonet center on the sale of energy management products and services. The Telkonet SmartEnergy system uses a combination of occupancy sensors along with intelligent programmable thermostats or controllers to adjust and maintain room temperature according to occupancy, time of day, and environmental factors, for a preset configuration eliminating wasteful heating and cooling of unoccupied rooms, and limiting the damaging impact of improper temperature fluctuations.  On average, the installation of these devices can save 30% or more per year on heating and cooling energy consumption.

Thus far the hospitality, MDU, educational, and government industries have been highly interested in energy management devices and Telkonet has increased sales in these markets consistently during the past three quarters.  In addition, Telkonet continues to recognize increased interest and significant wins internationally with its SmartEnergy offering.  Telkonet intends to expand these efforts to facilitate growth acceleration in the installation of our Telkonet SmartEnergy product line.  This effort is supported by the enforcement of new energy conservation legislation such as the Energy Independence and Security Act signed into law by President Bush on December 19, 2007 which contains provisions to improve energy efficiency in appliances and commercial products and reduce federal government energy usage.  Telkonet continues to support these initiatives and will remain at the forefront of green technology solutions throughout 2008 with upcoming introductions such as our networked Telkonet SmartEnergy product line.

Additionally, the integration of the Series Five product line with the energy management products will allow Telkonet to use the electrical grid of commercial buildings as a backbone for the networked Telkonet SmartEnergy solution making it easier, quicker, less intrusive, and less expensive to install and operate the system within a commercial environment.  The benefits of this are twofold.  First, reduced costs provide the possibility of increased margins on Telkonet’s sales.  Second, Telkonet has increased price flexibility in order to respond to competitive market pressures.

On March 15, 2007, the Company acquired 100% of the outstanding membership units of EthoStream, LLC, a network solutions integration company that offers installation, sales and service to the hospitality industry. The EthoStream, LLC acquisition enables Telkonet to provide installation and support for PLC products and third party applications to customers across North America. The purchase price of $11,756,097 was comprised of $2.0 million in cash and 3,459,609 shares of the Company’s common stock. The entire stock portion of the purchase price is being held in escrow to satisfy certain potential indemnification obligations of the sellers under the purchase agreement. The shares held in escrow are distributable over the three years following the closing.

One of Telkonet’s largest recurring revenue streams is the Milwaukee-based technical support center that was acquired in the EthoStream acquisition.  This support center is one of the only internally-operated hospitality HSIA support centers and the key driver in the quality and customer satisfaction that EthoStream is credited with.  Telkonet’s support center is a  fully operating 24/7, 365 day full-service customer support center that provides e-mail, phone, and technical support not only to hospitality internet access customers but to the third party vendors as well.

This has been a growth market for the past several years due to business travel demand for high quality internet access in a hotel room.  Additionally, over the past year, the demands for high speed wireless internet access have extended beyond the traditional business traveler with a significant number of leisure travelers also demanding that the service be available.  Over the past few quarters, we partnered with several large hotel chains allowing us to service more than 2,300 total properties and providing connectivity to more than a million travelers monthly.  We continue these efforts and Telkonet’s hospitality market expansion through working with additional franchisors through approved or preferred affiliations and franchise upgrades or rollouts.

Competition

Telkonet is a member of the HomePlug(TM) Powerline Alliance, an industry trade group that engages in marketing and educational initiatives and sets standards and specifications for products in the powerline communications industry.

The HomePlug(TM) Powerline Alliance has grown over the past year and now includes many well recognized brands in the networking and communications industries. These include Linksys (a Cisco company), Intel, GE, Motorola, Netgear, Sony and Samsung. With the exception of Motorola, which recently introduced a commercial product, these companies do not presently represent a direct competitive threat to Telkonet since they only market and sell their products in the residential sector.

There can be no assurance that other companies will not develop PLC products that compete with Telkonet’s products in the future. Many have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources than Telkonet. These potential competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than Telkonet can. As a result, Telkonet may not be able to compete successfully with these potential competitors and these potential competitors may develop or market technologies and products that are more widely accepted than those being developed by Telkonet or that would render Telkonet’s products obsolete or noncompetitive.

Management has focused its sales and marketing efforts primarily on the commercial and industrial sector, which includes office buildings, hotels, schools, shopping malls, commercial buildings, multi-dwelling units, government facilities, utilities, substations, and any other commercial facilities that have a need for Internet access and network connectivity. Telkonet has also focused on establishing relationships with value added resellers. Telkonet continues to examine, select and approach entities with existing distribution channels that will be enhanced by Telkonet’s offerings.

Raw Materials

Telkonet has not experienced any significant or unusual problems in the purchase of raw materials or commodities. While Telkonet is dependent, in certain situations, on a limited number of vendors to provide certain raw materials and components, it has not experienced significant problems or issues purchasing any essential materials, parts or components. Telkonet obtains the majority of its raw materials from the following suppliers: Arrow Electronics, Avnet Electronics Marketing, Digi-Key Corporation, Intellon Corporation, and Versa Technology. In addition, Superior Manufacturing Services, a U.S. based company, provides substantially all the manufacturing and assembly requirements for Telkonet iWire System™ and ATR Manufacturing, a Chinese based company, provides substantially all the manufacturing requirements for the Telkonet SmartEnergy products.

Customers

Telkonet is neither limited to, nor reliant upon, a single or narrowly segmented consumer base from which it derives its revenues. Presently, Telkonet is not dependent on any particular customer under contract.  Telkonet’s primary focus is in the hospitality, commercial, industrial and government markets.

Revenue from one (1) major customer approximated $1,436,838 or 10% of total revenues for the year ending December 31, 2007. Total sales of rental contract agreements (Note F) and the related capitalized equipment to Hospitality Leasing Corporation approximated $705,000 and $252,000 in the year ending December 31, 2006, and $439,000 and $0 in the year ending 2005, which constituted approximately 18% and approximately 18% of total revenue, respectively, and represented the only major customer for years then ended.

Intellectual Property

Telkonet has applied for patents that cover the unique technology integrated into the Telkonet iWire SystemTM and Series 5 product suite. Telkonet also continues to identify, design and develop enhancements to its core technologies that will provide additional functionality, diversification of application and desirability for current and future users of the Telkonet iWire SystemTM and Series 5 product suite.

In December 2005, the United States Patent and Trademark Office issued Patent No: 6,975,212 titled “Method and Apparatus for Attaching Power Line Communications to Customer Premises”. The patent covers the method and apparatus for modifying a three-phase power distribution network in a building in order to provide data communications by using a PLC signal to an electrical central location point of the power distribution system. Telkonet’s Coupler technology enables the conversion of electrical outlets into high-speed data ports without costly installation, additional wiring, or significant disruption of business activity. The Coupler is an integral component of the Telkonet iWire SystemTM and Series 5 product suites.

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

The Company acquired certain intellectual property in the SSI acquisition, including Patent No: 5,395,042, titled “Apparatus and Method for automatic climate control,” which was issued by the United States Patent Trademark Office in March 1995.  This invention calculates and records the amount of time needed for the thermostat to return the room temperature to the occupant’s set point once a person re-enters the room

In addition to the foregoing, Telkonet currently has multiple patent applications under examination, and intends to file additional patent applications covering a wide range of technologies including that of improved network topologies and techniques for imposing LANs over existing wired infrastructure.

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

In December 2003, Telkonet received approval from the U.S. Patent and Trademark Office for its “Method and Apparatus for Providing Telephonic Communication Services” Patent No.: 6,668,058. This invention covers the utilization of an electrical power grid, for a concentration of electrical power consumers, and use of existing consumer power lines to provide for a worldwide voice and data telephony exchange

In March 2005, Telkonet received final certification of its Telkonet iWire SystemTM product suite from European Union (EU) authorities, which certification was required before Telkonet could sell and permanently install the Telkonet iWire SystemTM  in EU countries. As a result of the certification, the Telkonet iWire SystemTM  that will be sold and installed in EU countries will bear the Conformite Europeene (CE) mark, a symbol that demonstrates that the product has met the EU’s regulatory standards and is approved for sale within the EU. Telkonet now has satisfied the governmental requirements for product safety and certification in the EU and is free to sell and install the Telkonet iWire SystemTM product suite in the EU.

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

Research and Development

During the years ended December 31, 2007, 2006 and 2005, Telkonet spent $2,349,690, $1,925,746 and $2,096,104, respectively, on research and development activities. In 2007 and 2006, research and development activities were focused on the development of Telkonet’s next generation product. In 2005, research and development activities included (a) QoS for VoIP service for both commercial and FIPS 140-2 product applications, (b) design of the next generation high-speed development platform, (c) design, prototype & release of the Integrated Coupler Breaker product line, (d) design & development of the second generation automated test equipment for manufacturing, (e) automated SQA regression testing.

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

It is the policy of Telkonet to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. Telkonet identifies and records impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. Telkonet determined that its investment in Amperion was impaired based upon forecasted discounted cash flow. Accordingly, Telkonet wrote-off $92,000 and $400,000 of the carrying value of its investment through a charge to operations during the year-ended December 31, 2006 and 2005, respectively. The remaining value of Telkonet’s investment in Amperion is $8,000 at December 31, 2007 and 2006 and the amount at December 31, 2007, represents the current fair value.

BPL Global, Ltd.

On February 4, 2005, the Company’s Board of Directors approved an investment in BPL Global, Ltd. (“BPL Global”), a privately held company. The Company funded an aggregate of $131,000 as of December 31, 2005 and additional $44 during the year of 2006.. BPL Global is engaged in the business of developing broadband services via power lines through joint ventures in the United States, Asia, Eastern Europe and the Middle East. The Company accounted for this investment under the cost method, as the Company did not have the ability to exercise significant influence over operating and financial policies of the investee. The Company reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of the Company's investment in BPL Global, Ltd. amounted $131,044 as of December 31, 2006.  On November 7, 2007, the Company completed the sale of its investment in BPL Global, Ltd for $2,000,000 in cash to certain existing stockholders of BPL Global.

Geeks on Call America, Inc.

On October 19, 2007, the Company completed the acquisition of approximately 30.0% of the issued and outstanding shares of common stock of Geeks on Call America, Inc. (“GOCA”), the nation's premier provider of on-site computer services.  Under the terms of the stock purchase agreement, the Company acquired approximately 1,160,043 shares of GOCA common stock from several GOCA stockholders in exchange for 2,940,200 shares of the Company’s common stock for total consideration valued at approximately $4.5 million. The number of shares issued in connection with this transaction was determined using a per share price equal to the average closing price of the Company’s common stock on the American Stock Exchange (AMEX) during the ten trading days immediately preceding the closing date. The number of shares is subject to adjustment on the date the Company files a registration statement for the shares issued in this transaction, which must occur no later than the 180th day following the closing date. The increase or decrease to the number of shares issued will be determined using a per share price equal to the average closing price of the Company’s common stock on the AMEX during the ten trading days immediately preceding the date the registration statement is filed.  The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee.

On February 8 2008, Geeks on Call Acquisition Corp., a newly formed, wholly-owned subsidiary of Geeks On Call Holdings, Inc., (formerly Lightview, Inc.) merged with Geeks on Call America, Inc (“GOCA”). As a result of the merger, the Company’s common stock in GOCA was exchanged for shares of common stock of Geeks on Call Holdings Inc.  Immediately following the merger, Geeks on Call Holdings Inc. completed a private placement of its common stock for aggregate gross proceeds of $3,000,000. As a result of this transaction, the Company’s 30% interest in GOCA became an 18% interest in Geeks on Call Holdings Inc.

Multiband Corporation

In connection with a payment of $75,000 of accounts receivable, the company received 30,000 shares of common stock of Multiband Corporation, a Minnesota-based communication services provider to multiple dwelling units.  The Company accounted for this investment under the cost method as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee, and the shares are not eligible for sale by the Company under Rule 144 of the Securities Act of 1933.  The value of this investment amounted to $75,000 as of December 31, 2007.

Backlog

The Telkonet Segment maintains contracts and monthly services for more than 2,300 hotels which are expected to generate approximately $3,600,000 annual recurring support and internet advertising revenue.

The Telkonet Segment has maintained certain purchase orders relating to a major utilities energy management initiative provided through the two selected providers. The current order backlog amounts to approximately $1,100,000 and the estimated remaining program value amounts to $4,500,000 for products and services to be provided through March 2010. In addition, the Company recently contracted a similar energy efficiency program in Wisconsin estimated to achieve 5,000 rooms and establish offerings within utility programs nationally.

The Company has contracted with a national hotel operator to install energy management devices in approximately 16,000 rooms for an approximate value of $3,800,000. The implementation is anticipated to be completed by the third quarter of 2008.

MST Segment (“MSTI”)

MSTI is a communications service provider offering quadruple play (“Quad-Play”) services to multi-tenant unit (“MTU”) and multi-dwelling unit (“MDU”) residential, hospitality and commercial properties. These Quad-Play services include video, voice, high-speed internet and wireless fidelity (“Wi-Fi”) access. In addition, MSTI currently offers or plans to offer a variety of next-generation telecommunications solutions and services including satellite installation, video conferencing, surveillance/security and energy management, and other complementary professional services.

NuVisions™

MSTI currently offers digital television service through DISH Network, a national satellite television provider, under its private label NuVisions™ brand of services. The NuVisions TV offering currently includes over 500 channels of video and audio programming, with a large high definition (more than 40 channels) and ethnic offering (over 100 channels from 17 countries) available in the market today. MSTI also offers its NuVisions Broadband high speed internet service and NuVisions Digital Voice telephone service to multi-family residences and commercial properties. MSTI delivers its broadband based services using terrestrial fiber optic links and in February 2005, began deployment in New York City of a proprietary wireless gigabit network that connects properties served in a redundant gigabit ring - a virtual fiber optic network in the air.

Wi-Fi Network

MSTI has constructed a large NuVisions Wi-Fi footprint in New York City intended to create a ubiquitous citywide Wi-Fi network. NuVisions Wi-Fi offers Internet access in the southern-half of Central Park, Riverside Park from 60th to 79th Streets, Dag Hammarskjold Plaza, and the United Nations Plaza. In addition, MSTI provides NuVisions Wi-Fi service in and around Trump Tower on Fifth Avenue, Trump World Tower on First Avenue, the Trump Place properties located on Riverside Boulevard, Trump Palace, Trump Parc, Trump Parc East as well as portions of Roosevelt Island surrounding the Octagon residential community. MSTI currently has plans to deploy additional Wi-Fi “Hot Zones” throughout New York City and continue to enlarge its Wi-Fi footprint as new properties are served.

Internet Protocol Television (“IPTV”)

In fourth quarter of 2006, MSTI invested in an IPTV platform to deploy in 2008. IPTV is a method of distributing television content over IP that enables a more user-defined, on-demand and interactive experience than traditional cable or satellite television. The IPTV service delivers traditional cable TV programming and enables subscribers to surf the Internet, receive on-demand content, and perform a host of Internet-based functions via their TV sets.

Competition

The home entertainment and video programming industry is competitive, and MSTI expects competition to intensify in the future. MSTI faces its most significant competition from the franchised cable operators. In addition, MSTI’s competition includes other satellite providers, telecom providers and off-air broadcasters.

Hardwired Franchised Cable System

Cable companies currently dominate the market in terms of subscriber penetration, the number of programming services available, audience ratings and expenditures on programming. However, satellite services are gaining market share which MSTI believes will provide it with the opportunity to acquire and consolidate a subscriber base by providing a high quality signal at a comparable or reduced price to many cable operators' current service.

Other Operators

MSTI’s next largest competitors are other operators who build and operate communications systems such as satellite master antenna television systems, commonly known as SMATV, or private cable headend systems, which generally serve condominiums, apartment and office complexes and residential developments. MSTI also competes with other national DBS operators such as EchoStar.

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

Customers/Strategy

MSTI’s customer base and strategy is to target and cultivate a subscriber base that will demand high margin products, including, video, IPTV, VoIP, high-speed Internet and Wi-Fi services.

MSTI currently maintains service agreements with approximately 22 MDU and MTU properties. Generally, under the terms of a service agreement, MSTI provides either (i) “bulk services,” which may include one or all of a bundle of products and services, at a fixed price per month to the owner of the MDU or MTU property, and contract with individual residents for enhanced services, such as premium cable channels, for a monthly fee or (ii) contract with individual residents of the MDU property for one or more basic or enhanced services for a monthly fee. These agreements typically include a revenue sharing arrangement with property owners, whereby the property owner is entitled to a share of the revenues derived from subscribers who reside at the MDU/MTU property. These revenue sharing arrangements are either based upon a fix amount per subscriber or based on a percentage, typically between 7-10%, of the monthly fees MSTI charges residents for its services. MSTI believes that its complementary products and services allows for future growth and as such are designed and integrated with scalability in mind.

Governmental Regulation

Federal Regulation

MSTI’s systems do not use or traverse public rights-of-way and thus are exempt from the comprehensive regulation of cable systems under the Federal Communications Act of 1934, as amended (the “Communications Act”). Because its systems are subject to minimal federal regulation, MSTI has greater pricing freedom and is not required to serve any customer whom it does not choose to serve, and management believes that MSTI has significantly more competitive flexibility than do the franchised cable systems. Management believes that these regulatory advantages help to make MSTIs’ private systems competitive with larger franchised cable systems.

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

In February 1996, Congress passed the Telecommunications Act of 1996 (the “1996 Act”), which substantially amended the Communications Act. The 1996 Act contains provisions intended to increase competition in the telephone, radio, broadcast television, and hardwire and wireless cable television businesses. This legislation has altered, and management believes will continue to alter, federal, state, and local laws and regulations affecting the communications industry, including certain of the services MSTI provides.

Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. Section 111 of the Copyright Act establishes the cable compulsory license pursuant to which certain “cable systems” are entitled to engage in the secondary transmission of broadcast programming without the prior permission of the holders of copyrights in the programming. In order to do so, a cable system must secure a compulsory copyright license. Such a license may be obtained upon the filing of certain reports with and the payment of certain licensing fees to the U.S. Copyright Office. Private cable operators, such as MSTI, may rely on the cable compulsory license with respect to the secondary transmission of broadcast programming. Management does not expect the licensing fees to have a material adverse effect on MSTI’s business.

Under the retransmission consent provisions of the 1992 Cable Act, multichannel video programming distributors, including, but not limited to, franchised and private cable operators, seeking to retransmit certain commercial television broadcast signals, notwithstanding the cable compulsory license, must first obtain the permission of the broadcast station in order to retransmit the station’s signal. However, private cable systems, unlike franchised cable systems, are not required under the FCC’s “must carry” rules to retransmit local television signals. Although there can be no assurances that MSTI will be able to obtain requisite broadcaster consents, management believes, in most cases, MSTI will be able to do so for little or no additional cost.

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

MSTI is not directly subject to rate regulation or certification requirements by the FCC or state public utility commissions because its equipment installation and sales agent activities do not constitute the provision of common carrier or cable television services. As a private cable operator, MSTI is not subject to regulation as a DBS provider, but primarily relies upon its third-party programming aggregators to procure all necessary re-transmission consents and other programming rights under the Communications Act and the Copyright Act.

State and Local Cable System Regulation

MSTI does not anticipate that its deployment of video programming services will be subject to state or local franchise laws primarily due to the fact that its facilities do not use or traverse public rights-of-way. Although MSTI may be required to comply with state and local property tax, environmental laws and local zoning laws, management does not anticipate that compliance with these laws will have any material adverse impact on MSTI’s business.

State Mandatory Access Laws

A number of states have enacted mandatory access laws that generally require, in exchange for just compensation, the owners of rental apartments (and, in some instances, the owners of condominiums) to allow the local franchise cable television operator to have access to the property to install its equipment and provide cable service to residents of the MDU. Such state mandatory access laws effectively eliminate the ability of the property owner to enter into an exclusive right of entry with a provider of cable or other broadcast services. In addition, some states have anti-compensation statutes forbidding an owner of an MDU from accepting compensation from whomever the owner permits to provide cable or other broadcast services to the property. These statutes have been and are being challenged on constitutional grounds in various states.  These state access laws may provide both benefits and detriments to our business plan should we expand significantly in any of these states.

Preferential Access Right

MSTI generally negotiates exclusive rights to provide satellite services singularly or in competition with competing cable providers, and also negotiates, where possible, “rights-of-first-refusal” to match price and terms of third-party offers to provide other communication services in buildings where it has negotiated broadcast access rights. Management believes that these preferential rights of entry are generally enforceable under applicable law. However, current trends at the state and federal level suggest that the future enforceability of these provisions may be uncertain. In 2001, the FCC issued an order prohibiting telecommunications service providers from negotiating exclusive contracts with owners of commercial MDU properties. The FCC recently extended this prior action to prohibit carriers from entering into contracts with residential MDU owners that grant carriers exclusive access for the provision of telecommunications services to residents in those MDUs.  The ban applies retrospectively to existing contracts as well as to any future agreements.  The FCC has also banned agreements that provide exclusive access for video services to MDUs.  The ban applies retrospectively to existing contracts as well as to any future agreements.  The ban on exclusive video agreements does not currently apply to non-franchised entities such as MSTI however the FCC is currently considering extending the ban to such entities.  While limitations on exclusivity may undermine the exclusivity provisions of MSTI’s rights of entry on the one hand, they may also open up many other properties to which MSTI may provide a competing service. There can be no assurance that future state or federal laws or regulations will not restrict MSTI’s ability to offer access payments, limit MDU owners' ability to receive access payments or e enter into exclusive agreements, any of which could have a material adverse effect on MSTI’s business.

Regulation of the High-Speed lnternet and Wi-Fi Business

ISPs, including Internet access providers, are largely unregulated by the FCC or state public utility commissions at this time (apart from federal, state and local laws and regulations applicable to business in general). However, there can be no assurance that this business will not become subject to regulatory restraints. Also, although the FCC has rejected proposals to impose additional costs and regulations on ISPs to the extent they use local exchange telephone network facilities, such change may affect demand for Internet related services. No assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to Internet services would not have a material adverse effect on MSTI’s business.

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

Long Term Investments

MSTI maintains an investment in Interactivewifi.com, LLC a privately held company. This investment represents an equity interest of approximately 50% at December 31, 2007. Interactivewifi.com is engaged in providing internet and related services to customers throughout metropolitan New York, including the Nuvision's internet services. MSTI accounted for this investment under the cost method, as MSTI does not have the ability to exercise significant influence over operating and financial policies of the investee. Telkonet reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of MSTI’s investment in Interactivewifi.com amounted to approximately $55,000 as of December 31, 2007.

Backlog

The MSTI subscriber portfolio includes approximately 22 MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. The remaining terms of the access agreements provide MSTI access rights from 7 to 15 years with the final agreement expiring in 2016 and the revenues to be recognized under non-cancelable bulk agreements provide a minimum of $2,100,000 in revenue through 2013.

Other information

Employees

As of March 1, 2008, the Company had 172 full time employees comprised of 141 full time employees of Telkonet and 31 employees of MSTI. The Company intends to hire additional personnel to meet future operating requirements.  The Company anticipates that it may need to hire additional staff in the areas of customer support, engineering, sales and marketing, and administration.

Environmental Matters

The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

Financial Information About Geographic Areas

To date, the majority of the Company’s revenue has been derived in the United States, although the Company continues to derive a growing portion of our revenue from international sales. International sales as a percentage of total revenue represented 2%, 19% and 25% in 2007, 2006 and 2005, respectively. Our international sales are concentrated in Canada, Latin America and Western Europe and we continue to expand into other markets worldwide. The table below sets forth our net revenue by major geographic region.

	Year Ended December 31,
	2007	Percentage Change	2006	Percentage Change	2005
United States	$13,851,021	207%	$4,508,478	141%	$1,871,241
Worldwide	301,712	-55%	672,850	9%	617,082
Total	$14,152,733	173%	$5,181,328	108%	$2,488,323

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

Since inception through December 31, 2007, the Company has incurred cumulative losses of $90,815,779 and has never generated enough funds through operations to support its business. Additional capital may be required in order to provide working capital requirements for the next twelve months. The Company’s losses to date have resulted principally from:

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

Our independent auditors have added an explanatory paragraph to their report of our financial statements for the year ended December 31, 2007 stating that our net losses, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. If we are not successful in raising sufficient additional capital, we may we may not be able to continue as a going concern, our stockholders may lose their entire investment in us.

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

As of March 1, 2008, the Company’s officers and directors owned 11.2% of the Company’s issued and outstanding common stock. This means that the Company’s officers and directors, as a group, exercise significant control over matters upon which the Company’s stockholders may vote, including the selection of the Board of Directors, mergers, acquisitions and other significant corporate transactions.

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

As of December 31, 2007, the Company had outstanding employee options to purchase a total of 8,105,429 shares of common stock at exercise prices ranging from $1.00 to $5.97 per share, with a weighted average exercise price of $1.98. As of December 31, 2007, the Company had outstanding non-employee options to purchase a total of 1,815,937 shares of common stock at an exercise price of $1.00 per share. As of December 31, 2007, the Company had warrants outstanding to purchase a total of 7,673,627 shares of common stock at exercise prices ranging from $2.59 to $4.70 per share, with a weighted average exercise price of $4.15. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of the Company’s common stock.

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

Additionally, new companies are constantly entering the market, thus increasing the competition. This could also have a negative impact on our ability to obtain additional capital from investors. Larger companies who have been engaged in our business for substantially longer periods of time may have access to greater resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If the Company is unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition. Large companies including Direct TV, EchoStar, Time Warner, Cablevision and Verizon are active in our markets in the provision and distribution of communications services and we will have to compete with such companies.

The Company is not large enough to negotiate cable television programming contracts as favorable as some of our larger competitors.

Programming costs are generally directly related to the number of subscribers to which the programming is provided, with discounts available to large traditional cable operators and direct broadcast satellite (DBS) providers based on their high subscriber levels. As a result, larger cable and DBS systems generally pay lower per subscriber programming costs. The Company has attempted to obtain volume discounts from our suppliers. Despite these efforts, we believe that our per subscriber programming costs are significantly higher than large cable operators and DBS providers with which we compete in some of our markets. This may put us at a competitive disadvantage in terms of maintaining our operating results while remaining competitive with prices offered by these providers. In addition, as programming agreements come up for renewal, the Company cannot assure you that we will be able to renew these agreements on comparable or favorable terms. To the extent that we are unable to reach agreement with a programmer on terms that we believe are reasonable, we may be forced to remove programming from our line-up, which could result in a loss of customers.

Programming costs have risen in past years and are expected to continue to rise, which may adversely affect our financial results.

The cost of acquiring programming is a significant portion of the operating costs for our cable television business. These costs have increased each year and we expect them to continue to increase, especially the costs associated with sports programming. Many of our programming contracts cover multiple years and provide for future increases in the fees we must pay. Historically, we have absorbed increased programming costs in large part through increased prices to our customers. However, competitive and other marketplace factors may not permit us to continue to pass these costs through to customers. In order to minimize the negative impact that increased programming costs may have on our margins, we may pursue a variety of strategies, including offering some programming at premium prices or moving some programming from our analog service to our premium digital services. Despite our efforts to manage programming expenses and pricing, the rising cost of programming may adversely affect our results of operations.

Government regulation of the Company’s products could impair the Company’s ability to sell such products in certain markets.

FCC rules permit the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements. Differing technical requirements apply to “Class A” devices intended for use in commercial settings, and “Class B” devices intended for residential use to which more stringent standards apply. An independent, FCC-certified testing lab has verified that the Company’s iWire SystemTM product suite complies with the FCC technical requirements for Class A and Class B digital devices. No further testing of these devices is required and the devices may be manufactured and marketed for commercial and residential use. Additional devices designed by the Company for commercial and residential use will be subject to the FCC rules for unlicensed digital devices. Moreover, if in the future, the FCC changes its technical requirements for unlicensed digital devices, further testing and/or modifications of devices may be necessary. Failure to comply with any FCC technical requirements could impair the Company’s ability to sell its products in certain markets and could have a negative impact on its business and results of operations.

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

We may experience growth that could place a significant strain upon our management and operational systems and resources. Failure to manage our growth effectively could have a material adverse effect upon our business, results of operations and financial condition. Our ability to compete effectively as a provider of PLC technology and a provider of digital satellite television and high-speed Internet products and services and to manage future growth will require us to continue to improve our operational systems, organization and financial and management controls, reporting systems and procedures. We may fail to make these improvements effectively. Additionally, our efforts to make these improvements may divert the focus of our personnel. We must integrate our key executives into a cohesive management team to expand our business. If new hires perform poorly, or if we are unsuccessful in hiring, training and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the growth we will need to increase our operational and financial systems, procedures and controls. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We may not be able to effectively manage such growth, and failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We may be affected if the United States participates in wars or military or other action or by international terrorism.

Involvement in a war or other military action or acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in (i) delays or cancellations of customer orders, (ii) a general decrease in consumer spending on information technology, (iii) our inability to effectively market and distribute our services or products or (iv) our inability to access capital markets, our business and results of operations could be materially and adversely affected. We are unable to predict whether the involvement in a war or other military action will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on our business, results of operations, or financial condition.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $14.7 million at December 31, 2007 resulting from recent and past acquisitions. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

At December 31, 2007, the Company performed an impairment test on the goodwill and intangibles acquired, it was determined that there were no changes in the carrying value of the intangibles acquired.  However, based upon managements assessment of operating results and forecasted discounted cash flow the carrying value of MSTI goodwill was determined to be impaired and therefore the entire value of $1,977,768 was written off during the year ended December 31, 2007.

MSTI may be unable to register for resale all of the common stock included within the units sold in its Private Placement, which would cause a default under the Registration Rights Agreement executed in connection with such Private Placement.

MSTI is obligated to file a “resale” registration statement with the SEC that covers all of the common stock included within the units sold in the private placement and issuable upon conversion of its debentures and the exercise of the warrants thereto and to use its best efforts to have such “resale” registration statement declared effective by the SEC as set forth therein. Nevertheless, it is possible that the SEC may not permit MSTI to register all of such shares of common stock for resale. In certain circumstances, the SEC may take the view that the private placement requires MSTI to register the issuance of the securities as a primary offering. Without sufficient disclosure of this risk, rescission of the private placement could be sought by investors or an offer of rescission may be mandated by the SEC, which would result in a material adverse affect to MSTI and us since we consolidate the financial statements of MSTI.

MSTI has agreed to file a registration statement with the SEC within 60 days of the final closing of the Private Placement and the issuance of the Debentures and to use its best efforts to have the registration statement declared effective by the SEC within 120 days after the final closing of the private placement and the original issuance of the debentures. There are many reasons, including those over which MSTI has no control, which could delay the filing or effectiveness of the registration statement, including delays resulting from the SEC review process and comments raised by the SEC during that process. Failure to file or cause a registration statement to become effective in a timely manner or maintain its effectiveness could materially adversely affect MSTI and require MSTI to pay substantial penalties to the holders of those securities pursuant to the terms of the registration rights agreement.  Since we consolidate the financial statements of MSTI, the incurrence of a significant penalty by MSTI under the Registration Rights Agreement could materially adversely affect our results of operations.

Obligations to the holders of MSTI’s debentures are secured by all of MSTI’s assets, so if we default on those obligations, the debenture holders could foreclose on MSTI’s assets.

The holders of MSTI’s debentures have a security interest in all of MSTI’s assets and those of its subsidiary. As a result, if we default under our obligations to the debenture holders, the debenture holders could foreclose their security interests and liquidate some or all of these assets, which may cause MSTI to cease operations.

MSTI’s  indebtedness and restrictive debt covenants could limit MSTI’s  financing options and liquidity position, which would limit MSTI’s ability to grow our business.

The terms of MSTI’s outstanding debentures could have negative consequences, such as:

•	MSTI may be unable to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions on terms acceptable to MSTI, or at all;
•	MSTI may be unable to refinance its indebtedness on terms acceptable to MSTI, or at all; and
•	MSTI may be more vulnerable to economic downturns and limit MSTI’s ability to withstand competitive pressures.

Additionally, covenants in the securities purchase agreement governing the debentures impose operating and financial restrictions on MSTI. These restrictions prohibit or limit MSTI’s ability, and the ability of our subsidiaries, to, among other things:

•	pay cash dividends to our stockholders;
•	incur additional indebtedness;
•	permit liens on assets or conduct sales of assets; and
•	engage in transactions with affiliates.

These restrictions may limit MSTI’s ability to obtain additional financing, withstand downturns in MSTI’s business or take advantage of business opportunities. Moreover, additional debt financing MSTI may seek may contain terms that include more restrictive covenants, may require repayment on an accelerated schedule or may impose other obligations that limit the ability to grow MSTI’s business, acquire needed assets, or take other actions MSTI might otherwise consider appropriate or desirable.

MSTI's restrictive debt covenant requires Frank Matarazzo, Chief Executive Officer of MSTI, to be in his current position through term of the Debenture agreement.

On January 31, 2008, the Company amended the Convertible Debenture agreement requiring indicating that if Frank T. Matarazzo shall cease to serve as Chief Executive Officer of the MSTI it may constitute an event of default.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 31, 2008, our independent auditors stated that our financial statements for the year ended December 31, 2007 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our incurring net losses and deficits in cash flows from operations.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible.  Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company presently leases 11,600 square feet of commercial office space in Germantown, Maryland for its corporate headquarters. The Germantown lease expires in November 2010. The Company spent approximately $61,000 in buildout costs to increase the office space of its Germantown headquarters by approximately 6,000 square feet in April 2007.  The lease on the additional office space expires in December 2015.

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

Following the acquisitions of SSI and Ethostream the Company assumed leases on 9,000 square feet of office space in Las Vegas, NV for the SSI office and warehouse space on a month to month basis and 8,200 square feet of office space in Milwaukee, WI for Ethostream.  The Milwaukee lease expires in May 2011.  The Las Vegas, NV office lease will terminate effective April 30, 2008.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 21, 2007, the Company held its annual meeting of stockholders at which the Company’s stockholders elected seven (7) directors to serve on the Company’s Board of Directors and ratified the appointment of the Company’s independent accountants for 2006. The following directors were elected at the annual meeting based on the number of votes indicated below. Each director was elected to serve until the next annual meeting of stockholders or until his successor is elected and qualified.

Director Name	For	Against	Abstain	Broker Non-votes
Warren V. Musser	48,456,921	0	5,154,563	0
Ronald W. Pickett	44,644,974	0	8,966,510	0
Thomas C. Lynch	50,274,675	0	3,336,809	0
James L. Peeler	50,114,855	0	3,496,629	0
Thomas M. Hall	50,188,670	0	3,422,814	0
Anthony J. Paoni	50,253,005	0	3,358,479	0
Seth D. Blumenfeld	49,285,144	0	4,326,340	0

The other matters presented at the meeting were approved by the Company’s stockholders as follows:

Matter Voted Upon	For	Against	Abstain	Broker Non-votes
Ratification of Independent Accountants	51,337,882	1,111,186	1,162,414	0

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On January 24, 2004, the Company’s common stock was listed for trading on the American Stock Exchange (AMEX) under the ticker symbol “TKO.” Prior to January 24, 2004, the Company’s common stock was quoted on the OTC Bulletin Board under the symbol “TLKO.OB.” As of March 1, 2008, the Company had 241 stockholders of record and 72,039,455 shares of its common stock issued and outstanding.

The following table documents the high and low sales prices for the Company’s common stock on the AMEX for the period beginning January 1, 2006 through December 31, 2007. The information provided for the periods listed below was obtained from the Yahoo! Finance web site.

	High	Low
Year Ended December 31, 2007
First Quarter	$4.00	$2.50
Second Quarter	$2.77	$1.60
Third Quarter	$2.01	$1.20
Fourth Quarter	$1.84	$0.75
Year Ended December 31, 2006
First Quarter	$4.51	$3.35
Second Quarter	$4.49	$2.46
Third Quarter	$3.50	$1.65
Fourth Quarter	$3.27	$2.32

The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Performance Graph

Set forth below is a line graph comparing the cumulative total return on Telkonet’s common stock against the cumulative total return of the Market Index for the American Stock Exchange (U.S.) (“AMEX”) and for the peer group “Communications Services, within the Standard Industrial Classification Code category, (SIC) Code 4899”, for the period beginning December 31, 2002 and each fiscal year ending December 31 thereafter through the fiscal year ended December 31, 2007. The total returns assume $100 invested on December 31, 2002 with reinvestment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last 5 years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K.

	Year Ended December 31,
(in thousands, except per share amounts)	2007	2006	2005	2004	2003
Total revenues	$14,153	$5,181	$2,488	$698	$94

Operating loss	(23,458)	(17,563)	(15,307)	(13,112)	(6,564)

Net loss	(20,391)	(27,437)	(15,778)	(13,093)	(7,657)

Loss per share - basic	(0.31)	(0.54)	(0.35)	(0.32)	(0.37)

Loss per share - diluted	(0.31)	(0.54)	(0.35)	(0.32)	(0.37)

Basic and diluted weighted average common shares outstanding	65,415	50,824	44,743	41,384	20,702

Working capital	(2,991)	(531)	12,061	12,672	5,296

Total assets	38,741	12,517	23,291	15,493	6,176

Short-term borrowings and current portion of long-term debt	1,471	—	6,350	—	15

Long-term debt, net of current portion	4,432	—	9,617	588	3,132

Stockholders’ equity (deficiency)	21,268	8,135	5,315	13,646	2,388

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

The Company reports financial results for the following operating business segments:

Telkonet Segment

Through the revolutionary Telkonet iWire System™ , Telkonet utilizes proven PLC technology to deliver commercial high-speed Broadband access from an IP “platform” that is easy to deploy, reliable and cost-effective by leveraging a building’s existing electrical infrastructure. The building’s existing electrical wiring becomes the backbone of the local area network, which converts virtually every electrical outlet into a high-speed data port, without the costly installation of additional wiring or major disruption of business activity. The segment’s net sales in 2007 were $11,476,983, representing 81% of the Company’s consolidated net sales.

MST Segment

MSTI is a communications service provider offering Quad-Play services to MTU and MDU residential, hospitality and commercial properties. These Quad-Play services include video, voice, high-speed internet and Wi-Fi access. In addition, MST currently offers or plans to offer a variety of next-generation telecommunications solutions and services, including satellite installation, video conferencing, surveillance/security and energy management, and other complementary professional services. The segments’ net sales in 2007 were $2,675,750, representing 19% of the Company’s consolidated net sales.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

Revenue from sales-type leases for Ethostream products is recognized at the time of lessee acceptance, which follows installation. The Company recognizes revenue from sales-type leases at the net present value of future lease payments. Revenue from operating leases is recognized ratably over the lease period

MSTI accounts for the revenue, costs and expense related to residential cable services as the related services are performed in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs have exceeded installation revenue in all reported periods. Generally, credit risk is managed by disconnecting services to customers who are delinquent.

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

The Company’s guarantees issued subject to the recognition and disclosure requirements of FIN 45 as of December 31, 2007 and 2006 were not material. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the year ended December 31, 2007, the Company experienced approximately 3% percent of units returned. Using this experience factor a reserve of $102,534 was accrued.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2007 and 2006, was $1,534,260 and $1,080,895, respectively, net of tax effect.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of prior to January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of businesses acquired over fair value or net identifiable assets at the date of acquisition. Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill. The Company utilizes a discounted cash flow valuation methodology to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeds fair value, the Company performs the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated per SFAS No. 142, with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The Company’s revenue consists of product sales and a recurring (lease) model in the commercial, government and international markets of the Telkonet Segment including activity for SSI and Ethostream from the date of acquisition through December 31, 2007. The MST Segment revenue consists of Quad-Play services provided to a subscriber portfolio of MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. The MST Segment is included in revenue since the acquisition of MST on January 31, 2006.

The table below outlines product versus recurring (lease) revenues for comparable periods:

	Year ended December 31,
Revenue:	2007		2006		Variance

Product	$9,168,077	65%	$3,092,967	60%	$6,075,110	196%
Rental (lease)	4,984,656	35%	2,088,361	40%	2,896,295	139%
Total	14,152,733	100%	$5,181,328	100%	8,971,405	173%

Product revenue

The Telkonet Segment product revenue principally arises from the sale and installation of broadband networking and energy management equipment, including the Telkonet iWire System™ to commercial resellers, and directly to customers in the hospitality, government and international markets. The Telkonet iWire SystemTM consists of the Telkonet Gateway, the Telkonet Extender, the patented Telkonet Coupler, and the Telkonet iBridge, which “bridges” the connection from a computer to the data port. The Telkonet SmartEnergy energy management solution consists of thermostats, sensors and controllers.  Product revenue in the Telkonet Segment increased by approximately $5,961,000 for the year ended December 31, 2007, including approximately $3,316,000 attributed to the sale of energy management products since the acquisition of SSI in March 2007 , and approximately $1,905,000 of additional products and services to the hospitality market from the acquisition of Ethostream in March 2007.  Additionally, revenues generated in the government market were approximately $1,540,000 for the year ended December 31, 2007, and were related to site evaluations and deployments of certain government installations. We anticipate a continued upward trend of quarterly growth in the hospitality, energy management utility and government markets of the Telkonet segment.

The MST Segment product revenue consists of equipment, installations and ancillary services provided to customers independent of the subscriber model. Product revenue in this segment for the year ended December 31, 2007 was approximately $279,000.

Recurring (lease) Revenue

The increase in recurring revenue in the Telkonet Segment for the year ended December 31, 2007, reflects the addition of Ethostream’s hospitality portfolio in March 2007. During the year ended December 31, 2007, we added approximately 2,100 hotels to our broadband network portfolio, and currently support over 190,000 HSIA rooms, resulting in additional recurring revenue of $2,090,000 for the year ended December 31, 2007. The Telkonet Segment monthly recurring revenue is approximately $300,000 and we anticipate growth to our subscriber base as we deploy additional sites upon installation of Telkonet products.

The recurring revenue for the MST Segment subscriber base increased by approximately $806,000 for the year ended December 31, 2007. The MST Segment subscriber portfolio includes approximately 22 MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. Additionally, the MST Segment added approximately 1,900 internet and telephone subscribers through the acquisition of Newport Telecommunications Co. in July 2007.

Cost of Sales

	Year ended December 31,
Cost of Sales:	2007		2006		Variance

Product	$7,165,120	78%	$2,062,399	67%	$5,102,721	247%
Rental (lease)	4,505,476	90%	2,418,260	116%	2,087,216	86%
Total	11,670,596	82%	$4,480,659	86%	7,189,937	160%

Product Costs

The Telkonet Segment product costs include equipment and installation labor related to the Telkonet iWire SystemTM product suite, as well as wireless networking and energy management products.  During the year ended December 31, 2007, product costs increased by approximately $5,103,000 in conjunction with the increased sales to the hospitality, energy management and government markets.

The MST Segment product costs primarily consist of equipment and installation labor for installation and ancillary services provided to customers. For the year ended December 31, 2007, product costs amounted to approximately $299,000.

Recurring (lease) Costs

The Telkonet Segment recurring costs increased by approximately $822,000 for the year ended December 31, 2007, when compared to the prior year.  This increase is primarily due to the addition of Ethostream’s customer service and support infrastructure, including an internal call center, to support the Telkonet Segment recurring revenue from its customer portfolio.

The MST Segment’s recurring costs increased by $1,265,000 for the year ended December 31, 2007.  These costs consist of customer support, programming and amortization of the capitalized costs to support the subscriber revenue.  Although MSTI's programming fees are a significant portion of the cost, MSTI continues to pursue competitive agreements and volume discounts in conjunction with the anticipated growth of the subscriber base. The customer support costs include build-out of the support services necessary to develop and support the build-out of the Quad-Play subscriber base in metropolitan New York. The capitalized costs are amortized over the lease term and include equipment and installation labor.  Additionally, MSTI’s recurring costs increased due to the addition of the Newport subscribers in July 2007.

Gross Profit

	Year ended December 31,
Gross Profit:	2007		2006		Variance

Product	$2,002,957	22%	$1,030,568	33%	$972,389	94%
Rental (lease)	479,180	10%	(329,899)	-16%	809,079	-245%
Total	2,482,137	18%	700,669	14%	1,781,468	254%

Product Gross Profit

The gross profit percentage for the year ended December 31, 2007 decreased compared to the prior year. The primary result of the decrease is attributable to increased costs in shipping and travel in the fourth quarter of 2007. Additionally, the Company committed significant resources to achieve a year end commitment with InTown Suites which resulted in the $3.8 million commitment for 2008.   We anticipate an increase in our gross profit trend for product sales as energy management and hospitality opportunities expand as well as the focus on opportunities in the government and utility markets.  Additionally, the integration of acquired companies has resulted in opportunities to increase operating efficiency by eliminating redundant processes.

Recurring (lease) Gross Profit

The Telkonet Segment’s gross profit associated with recurring (lease) revenue increased for the year ended December 31, 2007 by approximately $1,268,000.  Gross profit represented approximately 48% of recurring (lease) revenue for the year ended December 31, 2007.  Ethostream’s centralized remote monitoring and management platform and customer support center has provided the platform to increase the gross profit on the Telkonet Segment recurring revenue.

The MST Segment’s gross profit decreased by approximately $458,000 for the year ended December 31, 2007, compared to the prior year, primarily due to increased programming costs and expenses related to the addition of the IPTV platform to the existing infrastructure.  MSTI anticipates that it will increase its gross profit through expanding its subscriber base and reduce programming costs through the IPTV platform.  Gross profit represented approximately -36% of recurring (lease) revenue for the year ended December 31, 2007.

Operating Expenses

	Year ended December 31,
	2007	2006	Variance

Total	$25,939,690	$18,263,255	$7,676,435	42%

Overall expenses increased for the year ended December 31, 2007, when compared to the prior year, by approximately $7,676,435, or 42%. The principal reasons for this increase were the additional operating costs assumed through the acquisitions of SSI and Ethostream, which accounted for approximately $3,275,000 of the total increase.  There was a one time, non-cash charge to operations for the impairment write down of MSTI’s goodwill and fixed assets in the amount of approximately $2,471,000 for the year ended December 31, 2007.  Additionally, we increased research and development costs (see discussion below), as well as our non-cash stock compensation by $984,000, which is related to stock options and shares earned by employees and consultants of Telkonet and MSTI, and additional non-cash depreciation expense of $342,000, for the year ended December 31, 2007.  Also, there was an increase in selling and administrative expenses for the Telkonet Segment and MST Segment during the year ended December 31, 2007.  We expect our operating expenses to decrease in 2008, when compared to year ended December 31, 2007, as we continue the consolidation of the operations within the Telkonet Segment including the closure of the Las Vegas operations and increase in our overall operating efficiency.

Research and Development

	Year ended December 31,
	2007	2006	Variance

Total	$2,349,690	$1,925,746	$423,944	22%

The Telkonet Segment research and development costs related to both existing and development-stage products are expensed in the period that they are incurred. Total expenses for the year ended December 31, 2007 increased by $423,944, or 22%, when compared to the prior year. This increase was primarily related to the development of the next generation (Series Five) product suite and the integration of new applications to the Telkonet iWire System, as well as additional development of energy management products pursuant to the acquisition of SSI.

Selling, General and Administrative Expenses

	Year ended December 31,
	2007	2006	Variance

Total	$17,897,974	$14,346,364	$3,551,610	25%

Selling, general and administrative expenses increased for the year ended December 31, 2007 over the comparable prior year by $3,551,610 or 25%. This increase is primarily attributed to the administrative expenses of the acquired businesses of approximately $2,755,000.  Additionally, sales and marketing costs increased following the launch of our new integrated product offerings, and professional fees increased due to the equity financing in February 2007, the acquisitions of SSI and Ethostream, and the investment in Geeks on Call America, Inc.  Prior year expenses related to the amortization and write-off of financing fees $535,000 partially offset the overall increase. We expect selling, general and administrative expenses to decrease in 2008, when compared to the year ended December 31, 2007 as we continue the consolidation of the operations within the Telkonet Segment including the closure of the Las Vegas facility and increase in overall operating efficiency.

MSTI selling, general, and administrative expenses which consist of commissions, salaries, advertising, professional service fees, investor relations services and overhead expenses, totaled approximately $4,100,000 during 2007 as compared to $2,900,000 for 2006. This increase is primarily attributable to an overall increase in administrative and investors relations services costs compared to the prior period in conjunction with the acquisition of Newport Telecommunications and the merger of MST with a public shell corporation.

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

Product Revenue

Product revenue in the Telkonet Segment increased approximately $800,000, excluding the sale of certain rental contract agreements to Hospitality Leasing Corporation, for the year ended December 31, 2006, and the MST Segment revenue amounted to approximately $280,000 in installation and ancillary services provided to customers for the eleven months ended December 31, 2006.  The Telkonet Segment product revenue principally arises from the sale of the Telkonet iWire SystemTM to commercial resellers as well as directly to customers.  The Telkonet iWire System™ utilizes a building’s electrical wires as the backbone for a local area network, converting electrical outlets into data ports.  The Telkonet iWire SystemTM consists of the Telkonet Gateway, the Telkonet Extender, the patented Telkonet Coupler, and the Telkonet iBridge, which “bridges” the connection from a computer to the data port.  Customers can purchase Telkonet iBridges on an as-needed basis, allowing vendors to supply equipment to meet their occupancy demands.  Telkonet’s customers to date have been principally located in the Commercial (Hospitality and Multi-Dwelling) and International markets. Revenues to date have been principally derived from the Commercial (Hospitality and Multi-Dwelling) and International business units. The Telkonet Segment anticipates continued growth in Commercial and International product revenue in the Value Added Reseller (VAR) purchase programs. The Telkonet Segment expanded its international sales and marketing efforts upon receiving its European certification (CE). The Company has received the FIPS 140-2 certification and continues to pursue opportunities within the government sector. The Company has extended its iWire SystemTM to included energy information, management and control solutions for residential and commercial buildings.

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

Rental (lease) Revenue

A significant increase in the overall recurring revenue was attributable to the addition of the MST Segment subscriber base in February 2006 and amounted to approximately $1,476,000 for the eleven months ended December 31, 2006. The MST Segment subscriber portfolio includes approximately 22 MDU properties with service bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. The Telkonet Segment rental (lease) revenue decreased by $95,000 in the year ended December 31, 2006 compared to the prior year primarily due to the sale of rental contracts to Hospitality Leasing Corporation and the VAR purchase program sales effort.

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

Rental (lease) Costs

MST Segment recurring costs primarily represent customer support, programming and amortization of the capitalized costs to support the subscriber revenue.  Although MST’s programming fees are a significant portion of the cost, MST continues to pursue competitive agreements and volume discounts in conjunction with the growth of the subscriber base. The customer support costs for the year ended December 31, 2006 include build-out of the support services necessary for the anticipated increase in subscribers in metropolitan New York. The capitalized costs are amortized over the lease term and include equipment and installation labor. The Telkonet Segment recurring costs increased for the year ended December 31, 2006 compared to the prior year due to an increase in the number of iBridges supported and through the utilization of an out-sourced Tier I call center which was initiated in July 2005.

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

Rental (lease) Gross Profit

Telkonet gross profit associated with recurring (lease) revenue decreased as a result of the sale of rental contracts to Hospitality Leasing Corporation resulting in a decrease in recurring (lease) revenue which was more than offset by increased customer support services related to the increased number of iBridges supported. As MST developed the infrastructure and continued to build-out the subscriber base, the gross margins were $417,664 or -28% for the 11 months end December 31, 2006, primarily due to programming costs and the support infrastructure. MST anticipates increased margins in 2008 as the projected new subscriber base absorbs the current infrastructure.

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

Liquidity and Capital Resources

Our working capital decreased by $2,460,030 during the twelve months ended December 31, 2007 from a working capital deficit of $(530,634) at December 31, 2006 to a working capital deficit of $(2,990,664) at December 31, 2007. The decrease in working capital for the twelve months ended December 31, 2007, is due to a combination of factors, of which the significant factors are set out below:

•	Cash had a net decrease from working capital by $14,454 for the twelve months ended December 31, 2007. The most significant uses and proceeds of cash are as follows:

o	Approximately $13,989,000 of cash consumed directly in operating activities

o	A cash payment of $900,000 representing the second installment of the cash portion of the purchase price for the acquisition of MST

o
The cash payment in the acquisition of Ethostream amounted to approximately $2,000,000, and as part of the acquisition the debt payoff amounted to approximately $200,000—see discussion of acquisition below;

o	The cash payments in the acquisition of SSI amounted to approximately $875,000—see discussion of acquisition below;

o	A private placement from the sale of 4,000,000 shares of common stock at $2.50 per share provided proceeds of $9,610,000.

o	A private placement and sale of debentures by MSTI Holdings Inc. for proceeds, net of placement fees, of $2,694,000 and $5,303,000, respectively.

o	A bridge loan in the amount of $1,500,000 issued as a Senior Note payable to GRQ Consultants, Inc.

o	A sale of Telkonet’s investment in BPL Global for gross proceeds of $2,000,000

o	A cash payment of $1,118,000 for the acquisition of the assets of Newport Telecommunications Co. by MSTI Holdings, Inc.

Of the total $7,004,168 current assets as of December 31, 2007, cash represented $1,629,584. Of the total $3,766,079 current assets as of December 31, 2006, cash represented $1,644,037.

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

Early Extinguishment of Debt

On August 14, 2006, the Company executed separate settlement agreements with the lenders of its Convertible Senior Notes. Pursuant to the settlement agreements the Company paid to the lenders in the aggregate $9,910,392 plus accrued but unpaid interest of $23,951 and certain premiums specified in the Notes in satisfaction of the amounts then outstanding under the Notes. Of the amount paid to the lenders under the Notes, $6,500,000 was paid in cash through a drawdown on a letter of credit previously pledged as collateral for the Company’s obligations under the Notes. The remaining note balance of $1,428,314 and a Redemption Premium of $1,982,078, calculated as 25% of remaining principal, was paid to the lenders in shares of Company’s common stock valued at the lower of $5.00 per share and 92.5% of the arithmetic average of the weighted average price of the Company’s common stock on the American Stock Exchange for the twenty trading days beginning on August 16, 2006. The Company also issued 862,452 warrants to purchase shares of the Company’s common stock at the exercise price of the lower of $2.58 per share and 92.5% of the average trading price as described above. The Company accounted for the Redemption Premium and the warrants as non-cash early extinguishment of debt expense during the year ended December 31, 2006.

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

In conjunction with the settlement agreement, the Company recorded $4,626,679 of loss from early extinguishment of debt, which consists of $1,982,078 redemption premium paid with the Company’s common stock, $1,014,934 of additional warrants issued to the lenders, write-off of the remaining unamortized debt discount attributed to the beneficial conversion feature and the value of the attached warrants in the amount of $430,040 and $845,143, respectively, and write-off of the remaining unamortized financing costs of $354,484.

The settlement agreements provide that the number of shares issued to the noteholders shall be adjusted based upon the arithmetic average of the weighted average price of the Company’s common stock on the American Stock Exchange for the twenty trading days immediately following the settlement date.  The Company has concluded that, based upon the weighted average of the Company's common stock between August 16, 2006 and September 13, 2006, the Company is entitled to a refund from the two noteholders.  One of the noteholders has informed the Company that it does not believe such a refund is required.  As a result, the Company has declined to deliver to the noteholders certain stock purchase warrants issued to them pursuant to the settlement agreements pending resolution of this disagreement. One of the noteholders has alleged that the Company has failed to satisfy its obligations under the settlement agreement by failing to deliver the warrants. In addition, the noteholder maintains that the Company has breached certain provisions of the registration rights agreement and, as a result of such breach, such noteholder claims that it is entitled to receive liquidated damages from the Company. As of March 28, 2008, no legal claim has been filed by the noteholder.

MSTI Holdings, Inc. Convertible Debentures

In May 2007, MSTI Holdings Inc., a majority owned subsidiary of the Company, issued senior convertible debentures having a principal value of $6,576,350 to investors, including an original issue discount of $526,350, in exchange for $6,050,000 from investors, exclusive of placement fees.  The original issue discount to the Debentures is amortized over 12 months.  The Debentures accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the Debentures, payable quarterly in cash or common stock, at MSTI Holdings Inc.'s option, and mature on April 30, 2010.  The Debentures are not callable and are convertible at a conversion price of $0.65 per share into 10,117,462 shares of MSTI Holdings Inc. common stock.

Acquisition of Microwave Satellite Technologies, Inc.

On January 31, 2006, the Company acquired a 90% interest in MST from Frank Matarazzo, the sole stockholder of MST in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000. The cash portion of the purchase price was paid in two installments, $900,000 at closing and $900,000 in February 2007. The stock portion is payable from shares held in escrow, 400,000 shares of which were paid at closing and the remaining 1,200,000 shares of which shall be issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. During the year ended December 31, 2006, the Company issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to goodwill. In the event the Company’s common stock price is below $4.50 per share upon issuance of the shares from escrow, a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million. As of December 31, 2006, the Company’s common stock price was below $4.50. To the extent that the market price of Company’s common stock is below $4.50 per share upon issuance of the shares from escrow, the number of shares issuable on conversion is ratably increased, which could result in further dilution of the Company’s stockholders.

Acquisition of Smart Systems International (SSI)

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $7,000,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock.  1,090,909 shares were held in escrow for a period of one year following the closing for the purpose of satisfying certain potential indemnification obligations under the purchase agreement could be satisfied. The aggregate number of shares held in escrow was subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.  On March 12, 2008, the Company released these shares from escrow and plans to issue an additional 1,909,091 shares pursuant to the adjustment provisions of the SSI asset purchase agreement.

Acquisition of Ethostream, LLC

On March 15, 2007, the Company acquired 100% of the outstanding membership units of Ethostream, LLC, a network solutions integration company that offers installation, sales and service to the hospitality industry. The Ethostream acquisition enables Telkonet to provide installation and support for PLC products and third party applications to customers across North America. The purchase price of $11,756,097 was comprised of $2.0 million in cash and 3,459,609 shares of the Company’s common stock. The entire stock portion of the purchase price is being held in escrow to satisfy certain potential indemnification obligations of the sellers under the purchase agreement. The shares held in escrow are distributable over the three years following the closing.

Proceeds from the issuance of common stock

During the twelve months ended December 31, 2007, the Company received $124,460 from the exercise of employee stock options.   No non-employee options or warrants were exercised during the year ended December 31, 2007.

In February 2007, the Company issued 4,000,000 shares of common stock valued at $2.50 per share for an aggregate purchase price of $10,000,000. The Company also issued to this investor warrants to purchase 2.6 million shares of its common stock at an exercise price of $4.17 per share.

Additionally, during the twelve months ended December 31, 2007, MSTI Holdings Inc. completed a private placement resulting in proceeds of approximately $2,694,000.

Cash flow analysis

Cash utilized in operating activities was $13,989,434 during the year ended December 31, 2007 compared to $13,971,529 and during the year ended December 31, 2006, respectively. The primary use of cash during the twelve months ended December 31, 2007 was net operating expenses of the Company.

The Company utilized and was provided cash for investing activities $5,048,217 and $6,717,442 during the twelve months ended December 31, 2007 and 2006, respectively. These expenditures were primarily the result of the payment of the cash portion of the MST purchase price of $900,000 in February 2007, and cash payments of $875,000 and $2,000,000, for the acquisition of SSI and Ethostream, respectively, in March 2007 and $1,020,000 for the acquisition of Newport Telecommunications in July 2007. The proceeds of the sale of the investment in BPL Global provided $2,000,000 in November 2007. Additionally, cost of equipment under operating leases, and cable and related equipment, amounted to $1,568,651 and $1,939,759 for the twelve months ended December 31, 2007 and 2006. Equipment costs were net of $350,571 in proceeds from the sale of certain equipment under operating leases during the twelve months ended December 31, 2006.  Purchases of property and equipment amounted to $310,715 and $734,888 for the twelve months ended December 31, 2007 and 2006, respectively.  During the period ended December 31, 2006, the proceeds from the release of funds from the Restricted Certificate of Deposit provided $10,000,000 in conjunction with the conversion and settlement agreement with the lenders under the Company’s Convertible Senior Notes. The expenditures were primarily the result of the acquisition of MST in January 2006 of $958,438, net of acquired cash. Additionally, cost of equipment under operating leases amounted to $1,589,188, net of proceeds from the sale of certain equipment under operating leases of $350,571, and $458,271 for the December 31, 2006 and 2005, respectively. Furthermore, purchases of property and equipment amounted to $734,888 and $336,448 for the year ended December 31, 2006 and 2005, respectively.

The Company was provided cash from financing activities of $19,023,197 and $476,045 during the twelve months ended December 31, 2007 and 2006, respectively. The financing activities involved the sale of 4.0 million shares of common stock at $2.50 per share for a total of $9,610,000, net of placement fees, in February 2007. Additionally, proceeds from the exercise of stock options and warrants were $124,460 and $2,684,663 during the twelve months ended December 31, 2007 and 2006, respectively. In July 2007, the Company issued a senior note payable in the principal amount of $1,500,000.  Through its majority-owned subsidiary MSTI Holdings, Inc., the Company raised $5,303,238 through the sale of debentures, and $2,694,020 through the sale of common stock, during the twelve months ended December 31, 2007. In 2006, the proceeds of the financing activities were offset by repayment of debt principal of $8,162,119, including $7,750,000 of principal payments in conjunction with the conversion and settlement agreement with the lenders of its Convertible Senior Notes and approximately $410,000 in conjunction with the acquisition of MST.

We are reducing cash required for operations by reducing operating costs and reducing staff levels. In addition, we are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Our registered independent certified public accountants have stated in their report dated March 31, 2008, that we have incurred operating losses in the past years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

While we have raised capital in the First Quarter of 2008 to meet our working capital and financing needs, additional financing is required in order to meet our current and projected cashflow requirements from operations and development . Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Off Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment.

Acquisition or Disposition of Plant and Equipment

During the year ended December 31, 2007, fixed assets increased approximately $2,341,000, including $2,323,000 for the MST Segment primarily from the addition of the Newport assets acquired in July 2007 and equipment purchased for the MST build-out. The remainder is related to computer equipment and peripherals used in day-to-day operations. The Company anticipates significant expenditures in the MST Segment to continue the build-out the head-end equipment, IPTV and other related projects. The Telkonet Segment does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

In April 2005, the Company entered into a three-year lease agreement for 6,742 square feet of commercial office space in Crystal City, Virginia. Pursuant to this lease, the Company agreed to assume a portion of the build-out cost for this facility.  This lease terminates in March 2008.

MSTI presently leases 12,600 square feet of commercial office space in Hawthorne, New Jersey for its office and warehouse spaces. This lease will expire in April 2010.

Following the acquisitions of SSI and Ethostream, the Company assumed leases on 9,000 square feet of office space in Las Vegas, NV for the SSI office and warehouse space on a month to month basis and 4,100 square feet of office space in Milwaukee, WI for Ethostream.  The Milwaukee lease expires in May 2011.   The Las Vegas, NV office lease will terminate effective April 30, 2008.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  Statement 141(R) will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company has not determined the effect, if any, the adoption of Statements 141(R) and 160 will have on the Company’s financial position or results of operations.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$6,576,350	-	6,576,350	-	-
Current Debt Obligations	$1,500,000	1,500,000	-	-	-
Capital Lease Obligations	$-	-	-	-	-
Operating Lease Obligations	$2,082,799	539,681	852,142	348,232	342,744
Purchase Obligations (1)(2)	$2,386,564	2,576,442			-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	$-	-	-	-	-
Total	$12,545,713	4,616,123	7,428,492	348,232	342,744

(1)	Purchase commitment for the IPTV build-out of MSTI subscriber base in the second half of 2007 in the amount of $476,776.
(2)	Purchase commitment of $1,909,788 for inventory orders of energy management products through April 2008. The Company has prepaid approximately $380,000 as of December 31, 2007.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Short Term Investments

We held no marketable securities as of December 31, 2007. Our excess cash is held in money market accounts in a bank and brokerage firms both of which are nationally ranked top tier firms with an average return of approximately 400 basis points. Due to the conservative nature of our investment portfolio, an increase or decrease of 100 basis points in interest rates would not have a material effect on our results of operations or the fair value of our portfolio.

Investments in Privately Held Companies

We have invested in privately held companies, which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As a result, we could lose our entire initial investment in these companies. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of these companies and none is expected to develop. These investments are carried at cost, which as of March 1, 2008 was $8,000 in Amperion and at December 31, 2007 are recorded in other assets in the Consolidated Balance Sheets. The Company determined that its investment in Amperion was impaired based upon forecasted discounted cash flow. Accordingly, the Company wrote-off 92%, or $92,000, of the carrying value of its investment through a charge to operations during the year ended December 31, 2006.  The Company sold its investment in BPL Global for $2,000,000 during the year ended December 31, 2007.  The fair value of the Company’s investment in BPL Global was $131,044 at the time of the sale.

On October 19, 2007, the Company completed the acquisition of approximately 30.0% of the issued and outstanding shares of common stock of Geeks on Call America, Inc. (“GOCA”), the nation's premier provider of on-site computer services.  Under the terms of the stock purchase agreement, the Company acquired approximately 1,160,043 shares of GOCA common stock from several GOCA stockholders in exchange for 2,940,202 shares of the Company’s common stock for total consideration valued at approximately $4.5 million.

ITEM 8.  FINANCIAL STATEMENTS.

See the Financial Statements and Notes thereto commencing on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).

The Company's conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquisitions in 2006 of Smart Systems International, Ethostream, LLC, and Newport Telecommunications Co. (the "acquisitions") which are included in the 2007 consolidated financial statements of the Company.

Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. During the fourth quarter of 2007, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have excluded from this assessment the operations of Smart Systems International, Ethostream, LLC, and Newport Telecommunications Co. These businesses were acquired during 2007 and constituted $22.4 million total assets, respectively, as of December 31, 2007 and $7.9 million of net sales for the year then ended.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s management, including its principal executive and principal financial officers, the Company assessed, as of December 31, 2007, the effectiveness of its internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2007 has been audited by RBSM LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Telkonet, Inc.
Germantown, MD

We have audited Telkonet, Inc. and its subsidiaries (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established inInternal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Smart Systems International, Ethostream, LLC and Newport Telecommunications Co. (the "acquisitions") which are included in the 2007 consolidated financial statements of Telkonet, Inc. and its subsidiaries and constituted $22.4 million total assets, as of December 31, 2007 and $7.9 million of net sales for the year then ended. Our audit of internal control over financial reporting of Telkonet, Inc. and its subsidiaries also did not include an evaluation of the internal controls over financial reporting of the acquisitions.

In our opinion, Telkonet, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of Telkonet, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of losses, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 31, 2008 expressed an unqualified opinion thereon and included an explanatory paragraph related to the Company's ability to continue as a going concern.

/s/ RBSM LLP Certified Public Accountants

McLean, Virginia
March 31, 2008

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table furnishes the information concerning the Company’s directors and officers for the fiscal year ended December 31, 2007. The directors of the Company are elected every year and serve until their successors are duly elected and qualified.

Name	Age	Title

Jason Tienor	33	President & Chief Executive Officer

Dorothy E. Cleal	58	Chief Operating Officer

Richard J. Leimbach	39	Chief Financial Officer of Telkonet, Vice President Finance, MSTI Holdings, Inc.

Jeffrey Sobieski	31	Executive Vice President, Energy Management

James Landry	52	Chief Technology Officer

Warren V. Musser	81	Chairman of the Board

Ronald W. Pickett	60	Vice Chairman of the Board, President, MSTI Holdings, Inc

Thomas C. Lynch	65	Director (1), (2)

Dr. Thomas M. Hall	56	Director (1), (2)

James L. “Lou” Peeler	74	Director (1)

Seth Blumenfeld	67	Director

Anthony J. Paoni	63	Director (2)
_________________________
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

Jason Tienor—President and Chief Executive Officer

Mr. Tienor has served as the Company’s President and Chief Executive Officer since December 2007 and, from August 2007 until December 2007, he served as the Company’s Chief Operating Officer.  Mr. Tienor has also served as Chief Executive Officer of EthoStream, LLC, a wholly-owned subsidiary of the Company, since March 2007.  From 2002 until his employment with the Company, Mr. Tienor served as Chief Executive Officer of Ethostream, LLC, the company that he co-founded. Mr. Tienor received a bachelor of business administration in management information systems and marketing from the University of Wisconsin – Oshkosh and a masters of business administration from Marquette University.

Dorothy E. Cleal—Chief Operating Officer

Ms. Cleal has served as the Company’s Chief Operating Officer since December 2007 and, from August 2007 until December 2007, she served as the Company’s Executive Vice President. Prior to joining Telkonet, Ms. Cleal served, since 2005, as the Company’s Vice President and Director, Navy and Marine Corps Business Program of SRA International, a billion dollar leading provider of consulting services to clients in the national security, civil government, health care and public health industries.  From 2000 through 2005 she served as the Navy account manager as well as the Navy and Marine Corps account manager with SRA.  Prior to joining SRA, Ms. Cleal was the acting Chief Information Officer and Associate Director for Information Systems and Technology at the White House.

Richard J. Leimbach—Chief Financial Officer

Mr. Leimbach has served as the Company’s Chief Financial Officer since December 2007 and, from June 2006 until December 2007, he served as the Vice President of Finance. He also served as the Company’s Controller from January 2004 until June 2006.  Mr. Leimbach is a certified public accountant with over fifteen years of public accounting and private industry experience. Prior to joining Telkonet, Mr. Leimbach was the Controller with Ultrabridge, Inc., an applications solution provider. Mr. Leimbach also served as Corporate Accounting Manager for Snyder Communications, Inc., a global provider of integrated marketing solutions.

Jeffrey Sobieski—Executive Vice President, Energy Management

Mr. Sobieski has served as the Company’s Executive Vice President, Energy Management since December 2007 and from March 2007 until December 2007, he served as Chief Information Officer of Ethostream, LLC, wholly-owned subsidiary of the Company.  From 2002 until his employment with the Company, Mr. Sobieski served as Chief Information Officer of Ethostream, LLC, the company he co-founded.  Mr. Sobieski is also the co-founder of Interactive Solutions, a consulting firm providing support to the Insurance and Telecommunications Industries.

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

Warren V. Musser—Chairman of the Board of Directors

Warren V. “Pete” Musser joined the Board of Telkonet in January, 2003.  Mr. Musser is the President and Chief Executive Officer of The Musser Group LLC, a strategy consulting firm based in Wayne, Pennsylvania which he started in 2001.  Mr. Musser is the founder and former Chief Executive Officer and Chairman  and current Chairman Emeritus of Safeguard Scientifics, Inc., a company that builds value in high-growth, revenue-stage information technology and life sciences businesses.  He was a founding investor of QVC, Novell, Compucom Systems and Cambridge Technology Partners, among other companies.  Mr. Musser currently serves as Chairman of InfoLogix, Inc. and Epitome Systems, Inc. and is on the Board of Directors of NutriSystem, Inc., Internet Capital Group, Inc., Health Benefits Direct Corporation and Health Advocate.  Mr. Musser serves on a variety of civic and charitable boards, including as Co-Chairman of the Eastern Technology Council, Chairman of Economics PA and Vice Chairman of the National Center for the American Revolution.

Ronald W. Pickett—Vice Chairman of the Board of Directors

Mr. Pickett was appointed as Vice Chairman of the Board of Directors subsequent to his resignation as the Company’s Chief Executive Officer in December 2007, a position which he held since January 2003. In addition, he has fostered the development of Telkonet since 1999 as the Company’s principal investor and co-founder. He was the founder, and for twenty years served as the Chairman of the Board and President, of Medical Advisory Systems, Inc. (a company providing international medical services and pharmaceutical distribution) until its merger with Digital Angel Corporation (AMEX: DOC) in March 2002. A graduate of Gordon College, Mr. Pickett has engaged in various entrepreneurial activities for 35 years. Mr. Pickett has been a director of the Company since January 2003.

Thomas C. Lynch—Director

Mr. Lynch is Senior Vice President of The Staubach Company’s Federal Sector (a real estate management and advisory services firm) in the Washington, D.C. area. Mr. Lynch joined The Staubach Company in November 2002 after 6 years as Senior Vice President at Safeguard Scientifics, Inc. (NYSE: SFE) (a high-tech venture capital company). While at Safeguard, he served nearly two years as President and Chief Operating Officer at CompuCom Systems, a Safeguard subsidiary. After a 31-year career of naval service, Mr. Lynch retired in the rank of Rear Admiral. Mr. Lynch’s Naval service included chief, Navy Legislative Affairs, command of the Eisenhower Battle Group during Operation Desert Shield, Superintendent of the United States Naval Academy from 1991 to 1994 and Director of the Navy Staff in the Pentagon from 1994 to 1995.  Mr. Lynch presently serves as Chairman of Sprinturf, a synthetic turf company, and also as a Director of Epitome Systems, Infologix Systems, Mikros Systems Corp., Economics Pennsylvania, Armed Forces Benefit Association, Catholic Leadership Institute, National Center for the American Revolution at Valley Forge, USO Board of Governors and is currently a trustee of the US Naval Academy Foundation.  Mr. Lynch has served as the President of Valley Forge Historical Society, and Chairman of the Cradle of Liberty Council, Boy Scouts of America.  Mr. Lynch graduated from the US Naval Academy with his Bachelor of Science degree in 1964 and received his Master of Science degree from the George Washington University.  Mr. Lynch has been a director of the Company since October 2003.

Dr. Thomas M. Hall—Director

Dr. Hall is the Managing Director of Marrell Enterprises, LLC (a company that specializes in international business development). For 12 years (until 2002), Dr. Hall was the chief executive officer of Medical Advisory Systems, Inc. (a company providing international medical services and pharmaceutical distribution). Dr. Hall holds a bachelor of science and a medical degree from the George Washington University and a master of international management degree from the University of Maryland. Dr. Hall has been a director of the Company since April 2004.

James L. “Lou” Peeler—Director

Mr. Peeler was a founder and member of the board of Digital Communications Corporation (DCC), which evolved into Hughes Network Systems (HNS), a provider of global broadband, satellite, and wireless communications products for home and business, such as DirecTV and DIRECWAY. Mr. Peeler retired as executive vice president of operations in 1999 after 27 years of service and was a member of the Advisory Council to Hughes Network Systems. Mr. Peeler also served on the Board of Directors of Hughes Software Systems (HSS). Prior to the founding of DCC, he was vice president of Engineering for Washington Technological Associates (WTA) (a satellite communications development company), where he was instrumental in the development of rocket and satellite communications and instrumentation equipment. Mr. Peeler received a bachelor of science degree in electrical engineering from Auburn University. Mr. Peeler has been a director of the Company since April 2004.

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

Anthony J. Paoni - Director

Professor Paoni has been a faculty member at Northwestern University’s Kellogg School of Management since 1996. Previously, he spent 28 years in the information technology industry with market leading organizations that provided computer hardware, software and consulting services.  For the first 15 years of his career Professor Paoni managed sales and marketing organizations and in the later stages of his career he moved into general management positions starting with PANSOPHIC Systems Incorporated. This Lisle, Illinois based firm was the world’s fifth largest international software company prior to its acquisition by Computer Associates, Incorporated. Subsequently, he became chief operating officer of Cross Access, a venture capital funded software firm that provided industry-leading solutions to the heterogeneous database connectivity market segment. In addition, he has been president of two wholly-owned U.S. subsidiaries of Ricardo Consulting, a U.K.-based international engineering consulting firm focused on computer based automotive powertrain design. Prior to joining the Kellogg faculty, Professor Paoni was chief executive officer of Eolas, an Internet software company with patent pending Web technology - one of the key technology drivers responsible for the rapid adoption of the Internet platform.

Audit Committee

The Company maintains an Audit Committee of the Board of Directors. For the year ended December 31, 2007, Messrs. Hall, Lynch and Peeler served on the Audit Committee. The Company’s Board of Directors has determined that each of Messrs. Hall, Lynch and Peeler is a “financial expert” as defined by Item 401 of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company’s Board of Directors also has determined that each of Messrs. Hall, Lynch and Peeler are “independent” as such term is defined in Section 121(A) of the AMEX Rules and Rule 10A-3 promulgated under the Securities Exchange Act of 1934. The Board of Directors has adopted an audit committee charter, which was ratified by the Company’s stockholders at the 2004 Annual Meeting of Stockholders.

Compensation Committee

The Company maintains a Compensation Committee of the Board of Directors. For the year ended December 31, 2007, Dr. Hall and Messrs. Lynch and Paoni served on the Compensation Committee. The committee held 2 meetings during 2007.  During the year ended December 31, 2007, Mr. Musser served on the Compensation Committee until November 21, 2007, at which time Mr. Paoni was elected to replace him.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain of our officers to file reports of holdings and transactions in shares of Telkonet common stock with the Securities and Exchange Commission. Based on our records and other information, we believe that in 2007 our directors and our officers who are subject to Section 16 met all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed and discussed the section of this Form 10-K entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the Committee has recommended to the Board that the section entitled “Compensation Discussion and Analysis,” be included in this Form 10-K for the fiscal year ended December 31, 2007.

Thomas M. Hall
Thomas C. Lynch
Anthony J. Paoni

COMPENSATION DISCUSSION AND ANALYSIS

Oversight of Executive Compensation Program

The Compensation Committee of the Board of Directors oversees the Company’s compensation programs, which are designed specifically for the Company’s most senior executive officers, including the Chief Executive Officer, Chief Financial Officer and the other executive officers named in the Summary Compensation Table (collectively, the “named executive officers”). Additionally, the Compensation Committee is charged with the review and approval of all annual compensation decisions relating to named executive officers.

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

Compensation Elements and Rationale

Compensation for Named Executive Officers Other than the CEO

Compensation for the named executive officers, other than the CEO, is made in the CEO’s sole and exclusive discretion. While the Compensation Committee provides its recommendations with respect to compensation for the named executive officers (other than the CEO) as described in greater detail below, the CEO is only required to consider the Compensation Committee’s recommendations, but is not bound by its findings.

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

Stock Incentive Plan

Under the Company’s Stock Incentive Plan (the “Plan”) incentive stock options and non-qualified options to purchase shares of the Company’s common stock may be granted to key employees. An important objective of the long-term incentive program is to strengthen the relationship between the long-term value of the Company’s stock price and the potential financial gain for employees as well as the retention of senior management and key personnel. Stock options provide named executive officers with the opportunity to purchase the Company’s common stock at a price fixed on the grant date regardless of future market price. Stock options generally vest ratably on a quarterly basis and become exercisable over a five-year vesting period. A stock option becomes valuable only if the Company’s common stock price increases above the option exercise price (at which point the option will be deemed “in-the-money”) and the holder of the option remains employed during the period required for the option to “vest” thus, providing an incentive for an option holder to remain employed by the Company. In addition, stock options link a portion of an employee’s compensation to stockholders’ interests by providing an incentive to increase the market price of the Company stock.

The Company practice is that the exercise price for each stock option is equal to the fair market value on the date of grant. Under the terms of the Plan, the option price will not be less than the fair market value of the shares on the date of grant or, in the case of a beneficial owner of more than 5.0% of the Company’s outstanding common stock on the date of grant, the option price will not be less than 110% of the fair market value of the shares on the date of grant.

There is a limited term in which Plan participants can exercise stock options, known as the “option term.” The option term is generally ten years from the date of grant. At the end of the option term, the right to exercise any unexercised options expires. Option holders generally forfeit any unvested options if their employment with the Company terminates.

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

MSTI maintains a defined contribution profit sharing plan for employees (the “MSTI 401(k)”) that is administered by a committee of trustees appointed by the Company. All Company employees are eligible to participate upon the completion of three months of employment, subject to minimum age requirements. Each year the Company makes a contribution to the MSTI 401(k) without regard to current or accumulated net profits of the Company. These contributions are allocated to participants in amounts of 100% of the participants’ contributions up to 1% of each participant’s gross pay, then 10% of the next 5% of each participant’s gross pay (a higher contribution percentage may be determined at the Company’s discretion). In addition, the Company makes a one-time, annual contribution of 3% of each participant’s gross pay to each participant’s contribution account in the MSTI 401(k) plan. Participants become vested in equal portions of their Company contribution account for each year of service until full vesting occurs upon the completion of six years of service. Distributions are made upon retirement, death or disability in a lump sum or in installments.

Perquisites

The Company leases a vehicle for the use of Telkonet's CEO. The lease will expire in September 2008. Additionally, in the first quarter of 2007 the Company began providing monthly car allowance stipends to certain executives of Telkonet, MSTI and Ethostream.

EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation for services in all capacities for the years ended December 31, 2007, 2006 and 2005 paid to our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and the three other most highly compensated executive officers who were serving as such as of December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (6)(7)(8)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Jason Tienor	2007	$133,022	$0	$0	$111,230	$0	$0	$6,139	$250,391
President and Chief	2006	$0	$0	$0	$0	$0	$0	$0	$0
Executive Officer (1)	2005	$0	$0	$0	$0	$0	$0	$0	$0

Richard J. Leimbach	2007	$133,491	$25,000	$0	$0	$0	$0	$0	$158,491 (9)
Chief Financial	2006	$111,231	$5,000	$0	$0	$0	$0	$0	$116,231
Officer	2005	$102,340	$3,936	$0	$156,300	$0	$0	$0	$262,576

Ronald W. Pickett	2007	$424,075	$150,000	$0	$0	$0	$0	$2,296	$576,371 (10)
President and Chief	2006	$245,423	$0	$0	$0	$0	$0	$4,593	$250,016
Executive Officer (2)	2005	$102,340	$200,000	$163,319 (3)	$0	$0	$0	$0	$465,659

Dorothy E. Cleal	2007	$70,154	$0	$0	$55,615	$0	$0	$0	$125,769
Chief Operating	2006	$0	$0	$0	$0	$0	$0	$0	$0
Officer (4)	2005	$0	$0	$0	$0	$0	$0	$0	$0

Jeff Sobieski	2007	$122,003	$0	$0	$0	$0	$0	$6,139	$128,142
Executive Vice	2006	$0	$0	$0	$0	$0	$0	$0	$0
President (5)	2005	$0	$0	$0	$0	$0	$0	$0	$0

James F. Landry	2007	$175,698	$0	$0	$0	$0	$0	$0	$175,698
Chief Technology	2006	$174,886	$6,789	$0	$0	$0	$0	$0	$181,675
Officer	2005	$176,508	$15,000	$0	$0	$0	$0	$0	$191,508
____________________
(1)
Mr. Tienor was appointed as President and Chief Executive Officer of Telkonet, Inc. on December 11, 2007.  Prior to this appointment, Mr. Tienor served as Chief Executive Officer of Ethostream, the Company’s wholly-owned subsidiary since March 2007, and Chief Operating Officer of Telkonet, Inc. since August 20, 2007.

(2)	Mr. Pickett resigned as President and Chief Executive Officer on December 11, 2007.
(3)
In the year ending December 31, 2005, Mr. Pickett earned 36,000 shares issued under the Company’s Employee Stock Incentive Plan as additional compensation pursuant to his employment agreement. The fair market value of these shares upon issuance was $163,319.

(4)	Ms. Cleal was appointed as Chief Operating Officer of Telkonet, Inc. on December 11, 2007. Prior to this appointment, Ms. Cleal served as Executive Vice President since August 20, 2007.
(5)
Mr. Sobieski was appointed as Executive Vice President of Telkonet, Inc. on December 11, 2007.  Prior to this appointment, Mr. Sobieski served as Chief Information Officer of Ethostream, the Company’s wholly-owned subsidiary, since March 2007.

(6)
In 2005 the following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 71% expected option life of 5.0 years and a risk-free interest rate of 4.5%.

(7)
In 2006 the following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 65% expected option life of 5.0 years and a risk-free interest rate of 5.0%.

(8)
In 2007 the following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 70% expected option life of 5.0 years and a risk-free interest rate of 4.8%.

(9)	Mr. Leimbach received $8,750 in salary for his services as Vice President Finance of MSTI, a position which he has held since July 2007.
(10)	Mr. Pickett received $34,615 in salary for his services as President of MSTI, a position which he has held since May 2007.

Employment Agreements

Jason Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement dated March 15, 2007.  Mr. Tienor’s employment agreement has a term of three years, which may be extended by mutual agreement of the parties thereto, and provides for an annual base salary of $148,000 per year and bonuses and benefits based on Telkonet’s internal policies.  On August 20, 2007, Mr. Tienor’s annual salary was increased to $200,000 and he remains eligible to participate in the incentive and benefit plans pursuant to his existing employment agreement and Telkonet’s internal policies.

Dorothy (Dottie) Cleal, Chief Operating Officer, has been employed since August 20, 2007 with an annual salary of $190,000 and bonuses and benefits based upon Telkonet’s internal policies.  Ms. Cleal does not have a written employment agreement.

Richard J. Leimbach, Chief Financial Officer, has been employed by the Company since January 26, 2004.  Mr. Leimbach’s annual salary was increased from $130,000 to $190,000 in December 2007 in connection with his appointment as Chief Financial Officer.  He is also eligible to receive bonuses and benefits based upon Telkonet’s internal policies.  Mr. Leimbach does not have a written employment agreement.  In addition, Mr. Leimbach receives an annual salary of $25,000 for his services as Vice President Finance of MSTI.

James F. Landry, Chief Technology Officer, has been employed with the Company since September 24, 2001. Mr. Landry’s annual salary in 2007 was $176,508 and he is entitled to receive bonuses and benefits based upon Telkonet’s internal policies.  Mr. Landry does not have a written employment agreement.

Jeff Sobieski, Executive Vice President, Energy Management, is employed pursuant to an employment agreement, dated March 15, 2007. Mr. Sobieski’s employment agreement has a term of three years, which may be extended by mutual agreement of the parties thereto, and provides for a base salary of $148,000 per year and bonuses and benefits based upon Telkonet’s internal policies.  On December 11, 2007, Mr. Sobieski’s salary was increased to $190,000 and he remains eligible to participate in the incentive and benefit plans pursuant to his existing employment agreement and Telkonet’s internal policies.

Ronald W. Pickett, President and Chief Executive Officer, was employed pursuant to an employment agreement for an unspecified term that commenced January 30, 2003. As of January 1, 2007, Mr. Pickett’s annual salary was $250,000 and he was entitled to receive bonuses and benefits based upon Telkonet’s internal policies. On March 19, 2007, Mr. Pickett’s annual base salary was increased to $425,000, including compensation in the annual amount of $75,000 for his service as President of MSTI, and he was awarded an incentive bonus of $150,000 for his performance as Chief Executive Officer during the year ended December 31, 2006.  On December 11, 2007, Mr. Pickett resigned as President and Chief Executive Officer and on February 13, 2008, the Board of Directors approved a severance compensation package of $350,000 plus benefits paid through 2008.  In addition, Mr. Pickett agreed to provide services as Vice Chairman of the Board of Directors in 2008 for no additional compensation.

In addition, to the foregoing, stock options are periodically granted to employees under the Company’s Plan at the discretion of the Compensation Committee of the Board of Directors. Executives of Telkonet are eligible to receive stock option grants, based upon individual performance and the performance of Telkonet as a whole.

GRANT OF PLAN BASED AWARDS

The following table sets forth information concerning stock options granted in the fiscal year ended December 31, 2007, to the persons listed on the Summary Compensation Table.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options Granted (#)	Exercise Price or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
Jason Tienor	8/10/2007	100,000	$1.80	$111,230
Richard J. Leimbach	n/a	0	n/a	n/a
Dorothy E. Cleal	8/10/2007	50,000	$1.80	$55,615
Jeffrey Sobieski	n/a	0	n/a	n/a
James Landry	n/a	0	n/a	n/a

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2007 for the named executive officers. The table also shows unvested and unearned stock awards (both time-based awards and performance-contingent) assuming a market value of $0.75 a share (the closing market price of the Company’s stock on December 31, 2007).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exerciseable	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jason Tienor	5,000	95,000	-	$1.80	4/23/2012 (3)	-	-	-	-
Dorothy Cleal	2,500	47,500	-	$1.80	4/23/2012 (3)	-	-	-	-
Richard J. Leimbach	60,000	27,500	-	(1)	4/23/2012 (3)	-	-	-	-
James F. Landry	450,000	50,000	-	(2)	4/23/2012 (3)	-	-	-	-
Jeffrey Sobieski	-	-	-	N/A	N/A	-	-	-	-
Ronald W. Pickett	-	-	-	N/A	N/A	-	-	-	-
_________________

(1)	Includes 27,500 and 10,000 vested and unvested options, respectively, exerciseable at $2.59, and 32,500 and 17,500 vested and unvested options, respectively, exerciseable at $5.08 per share.
(2)
Includes 250,000 fully vested options, exerciseable at $1.00 per share with expiration dates ranging from 12/3/2011 to 7/1/2013 and 200,000 and 50,000 vested and unvested options, respectively, exerciseable at $3.45 per share with an expiration dates of 5/1/2014.

(3)
All options granted in accordance with the Telkonet Amended and Restated Stock Incentive Plan (the “Plan”) have an outstanding term equal to the shorter of ten years, or the expiration of the Plan.  The Plan expires on April 24, 2012.

OPTION EXERCISES AND STOCK VESTED

There were no options exercised by, or stock awards vested for the account of, the named executive officers during 2007.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Each of Mr. Tienor’s and Mr. Sobieski’s Employment Agreement obligate the Company to continue to pay each executive’s base salary and provide continued participation in employee benefit plans for the duration of the term of their employment agreements in the event such executive is terminated without “cause” by the Company or if the executive terminates his employment for “good reason.” “Cause” is defined as the occurrence of any of the following: (i) theft, fraud, embezzlement, or any other act of dishonesty by the executive; (ii) any material breach by the executive of any provision of the employment agreement which breach is not cured within a reasonable time (but not to exceed thirty (30) days after written notification thereof to the executive by Telkonet; (iii) any habitual neglect of duty or misconduct of the executive in discharging any of his duties and responsibilities under the employment agreement after a written demand for performance was delivered to the executive that specifically identified the manner in which the board believed the executive had failed to discharge his duties and responsibilities, and the executive failed to resume substantial performance of such duties and responsibilities on a continuous basis immediately following such demand; (iv) commission by the executive of a felony or any offense involving moral turpitude; or (v) any default of the executive’s obligations under the employment agreement, or any failure or refusal of the executive to comply with the policies, rules and regulations of Telkonet generally applicable to Telkonet employees, which default, failure or refusal is not cured within a reasonable time (but not to exceed thirty (30) days) after written notification thereof to the executive by Telkonet. If cause exists for termination, the executive shall be entitled to no further compensation, except for accrued leave and vacation and except as may be required by applicable law. “Good reason” is defined as the occurrence of any of the following: (i) any material adverse reduction in the scope of the executive’s authority or responsibilities; (ii) any reduction in the amount of the executive’s compensation or participation in any employee benefits; or (iii) the executive’s principal place of employment is actually or constructively moved to any office or other location 50 miles or more outside of Milwaukee, Wisconsin.

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

Director Compensation

Telkonet reimburses non-management directors for costs and expenses in connection with their attendance and participation at Board of Directors meetings and for other travel expenses incurred on Telkonet’s behalf. Telkonet compensates each non-management director $4,000 per month, 10,000 vested stock options per quarter and $1,000 for each committee meeting of the Board of Directors such director attends.

Mr. Musser, as Chairman of the Board of Directors, is compensated $8,333 per month (consisting of monthly payments in the amount of $4,000, which payments are consistent with the monthly payments made to the other non-management directors, and $4,333 per month, which payments are in lieu of the 10,000 vested stock options per quarter and $1,000 for each committee meeting that the other non-management directors receive). Payments to Mr. Musser for Board services are made to The Musser Group pursuant to a consulting agreement described below under the heading “Certain Relationships and Related Transactions.”

On July 1, 2005, the Company executed a consulting agreement with Mr. Blumenfeld pursuant to which Mr. Blumenfeld was issued 10,000 shares of Company common stock upon execution of the agreement, 10,000 shares of Company common stock per quarter for the first year (for a total 50,000 shares in the first year) and 5,000 shares of Company stock per quarter thereafter.  Under the terms of the consulting agreement Mr. Blumenfeld was also entitled to receive a commission equal to 5% on all international sales generated by him having gross margins of 50% or more.  This commission was payable in cash or common stock, at Mr. Blumenfeld’s option.  The agreement had a one year term, and was renewable annually upon both parties’ agreement. The consulting agreement expired on June 20, 2006 and was not renewed. On March 16, 2007, the Board of Directors authorized a payment to Mr. Blumenfeld of $24,000 for Board service between July 1, 2006, and December 31, 2006, which payments were commensurate with the payments made to the other directors for Board service during that time period.  Effective January 1, 2007, Mr. Blumenfeld began receiving compensation in accordance with the non-management director compensation plan.

The following table summarizes all compensation paid to the Company’s directors in the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Warren V. Musser	$48,000		$-	$-		$-	$-	$52,000	(1)	$100,000
Thomas M. Hall	56,000		-	60,217	(2)	-	-	-		116,217
Thomas C. Lynch	56,000		-	60,217	(2)	-	-	-		116,217
James L. Peeler	52,000		-	60,217	(2)	-	-	-		112,217
Seth D. Blumenfeld	67,950	(3)	-	60,217	(2)	-	-	-		128,167
Ronald W. Pickett	-		-	-		-	-	-		-
Anthony J. Paoni	37,000		-	37,367	(2)	-	-	-		74,367
_________________
(1)	fees for director services performed by Mr. Musser and paid to the Musser Group pursuant to a September 2003 consulting agreement.
(2)	Stock options granted pursuant to the 2007 non-management director compensation plan.
(3)	Includes a payment of $24,000 to Mr. Blumenfeld for his services as a director in 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year ended December 31, 2007, Messrs, Hall, Lynch and Paoni served as members of the Company’s Compensation Committee. None of the members of the Compensation Committee was an employee of the Company during the year ended December 31, 2007 nor has any of them been an officer of the Company. No executive officer of the Company served during the year ended December 31, 2007 as a member of a compensation committee or as a director of any entity of which any of the Company’s directors served as an executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,421,366	$1.84	2,170,423
Equity compensation plans not approved by security holders	-	-	-
Total	9,421,366	$1.84	2,170,423

The following table sets forth, as of March 1, 2008, the number of shares of the Company’s common stock beneficially owned by each director and executive officer of the Company, by all directors and executive officers as a group, and by each person known by the Company to own beneficially more than 5.0% of the Company’s outstanding common stock. As of March 1, 2008, there were no issued and outstanding shares of any other class of the Company’s equity securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
5% Shareholders
Stephen L. Sadle 20374 Seneca Meadows Parkway Germantown, MD 20876	4,254,514(1)	5.8%
Officers and Directors
Jason Tienor, President and Chief Executive Officer 20374 Seneca Meadows Parkway Germantown, MD 20876	886,803(2)(3)	1.2%
Dorothy Cleal, Chief Operating Officer 20374 Seneca Meadows Parkway Germantown, MD 20876	10,000(4)	*

Richard Leimbach, Chief Financial Officer 20374 Seneca Meadows Parkway Germantown, MD 20876	61,000(5)	0.1%
James Landry, Chief Technology Officer 20374 Seneca Meadows Parkway Germantown, MD 20876	484,200(6)	0.7%
Jeffrey Sobieski, Executive Vice President 20374 Seneca Meadows Parkway Germantown, MD 20876	876,803(7)	1.2%
Warren V. Musser, Chairman 20374 Seneca Meadows Parkway Germantown, MD 20876	2,000,000(8)	2.7%
Ronald W. Pickett, Vice Chairman 20374 Seneca Meadows Parkway Germantown, MD 20876	2,537,699	3.5%
Thomas C. Lynch, Director 20374 Seneca Meadows Parkway Germantown, MD 20876	170,000(9)	0.2%
Dr. Thomas M. Hall, Director 20374 Seneca Meadows Parkway Germantown, MD 20876	707,790(10)	1.0%
James L. Peeler, Director 20374 Seneca Meadows Parkway Germantown, MD 20876	154,400(11)	0.2%
Seth D. Blumenfeld, Director 20374 Seneca Meadows Parkway Germantown, MD 20876	90,000(12)	0.1%
Anthony J. Paoni, Director 20374 Seneca Meadows Parkway Germantown, MD 20876	40,000(13)	0.1%
All Directors and Executive Officers as a Group	8,538,695	11.2%
_____________________
* Represents less than 0.1% beneficial ownership of Telkonet common stock as of reporting date

(1)	Includes options exercisable within 60 days to purchase 900,000 shares of the Company’s common stock at $1.00 per share.
(2)	Includes 876,803 shares of the Company’s common stock issued to Mr. Tienor in conjunction with the Company’s March 2007 acquisition of Ethostream, LLC.
(3)	Includes options exercisable within 60 days to purchase 10,000 shares of the Company’s common stock at $1.80 per share.
(4)	Includes options exercisable within 60 days to purchase 5,000 shares of the Company’s common stock at $1.80 per share.
(5)	Includes options exercisable within 60 days to purchase 27,500 and 32,500 shares of the Company’s common stock at $2.59 and $5.08 per share, respectively.
(6)	Includes options exercisable within 60 days to purchase 250,000 and 200,000 shares of the Company’s common stock at $1.00 and $3.45 per share, respectively.
(7)	Includes 876,803 shares of the Company’s common stock issued to Mr. Sobieski in conjunction with the Company’s March 2007 acquisition of Ethostream, LLC.
(8)	Includes options exercisable within 60 days to purchase 2,000,000 shares of the Company’s common stock at $1.00 per share.
(9)	Includes options exercisable within 60 days to purchase 20,000, 70,000 and 80,000 shares of the Company’s common stock at $2.00, $2.66 and $3.45 per share, respectively.
(10)	Includes options exercisable within 60 days to purchase 70,000 and 80,000 shares of the Company’s common stock at $2.66 and $3.45 per share, respectively.
(11)	Includes options exercisable within 60 days to purchase 70,000 and 80,000 shares of the Company’s common stock at $2.66 and $3.45 per share, respectively.
(12)	Includes options exercisable within 60 days to purchase 40,000 shares of the Company’s common stock at $2.66 per share.
(13)	Includes options exercisable within 60 days to purchase 40,000 shares of the Company’s common stock at $2.30 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Description of Related Party Transactions

In September 2003, the Company entered into a consulting agreement (renewable annually) with The Musser Group to compensate Mr. Musser in the amount of $100,000 per year for his services to the Company as a director. Mr. Musser, Chairman of the Board of Directors, is the sole principal and owner of The Musser Group.  For the years ended December 31, 2007, 2006, and 2005, the Company paid and expensed $100,000, $100,000 and $100,000, respectively.

In February 2007, the Company entered into a one-year professional services agreement with Global Transport Logistics, Inc. (“GTI”), for the provision of consulting services for which GTI is paid a fee of $10,000 per month. GTI is 50% owned by Anthony Matarazzo, the brother of MSTI’s Chief Executive Officer.

The Chief Administrative Officer at MSTI, Laura Matarazzo, is the sister of the Chief Executive Officer of MSTI and receives an annual base salary of approximately $134,000 with bonuses and benefits based upon the Company’s internal policies.

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

Director Independence

The Board of Directors has determined that the following Directors are “independent” under the listing standards of the American Stock Exchange (AMEX): Dr. Hall, Mr. Lynch, Mr. Peeler and Mr. Paoni. Each of Dr. Hall, Mr. Peeler and Mr. Lynch serve on, and are the only members of, the Company’s Audit Committee. Each of Dr. Hall, Mr. Lynch and Mr. Paoni serve on, and are the only members of, the Company’s Compensation Committee.  Although Telkonet does not maintain a standing Nominating Committee, nominees for election as directors are considered and nominated by a majority of Telkonet’s independent directors in accordance with the AMEX listing standards. “Independence” for these purposes is determined in accordance with Section 121(A) of the AMEX Rules and Rule 10A-3 under the Securities Exchange Act of 1934.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2007 and 2006.

	December 31, 2007	December 31, 2006
1. Audit Fees	$379,828	$229,552
2. Audit Related Fees	136,525	52,600
3. Tax Fees	--	--
4. All Other Fees	--	--
Total Fees	$516,353	$282,152

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, which are not reported under “Audit Fees.”

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. The tax fees relate to federal and state income tax reporting requirements.

All other fees consist of fees for products and services other than the services reported above.

Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company’s Audit Committee Charter, the independent auditors and management are required to report to the Company’s audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit fees, audit-related fees, tax fees and other fees incurred by the Company for the year ended December 31, 2007, were approved by the Company’s audit committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following table sets forth selected unaudited quarterly information for the Company’s year-ended December 31, 2007 and 2006.

QUARTERLY FINANCIAL DATA
(unaudited)

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net Revenue	$1,246,269	$3,666,607	$4,588,777	$4,651,081
Gross Profit	$(70,192)	$670,718	$1,219,758	$661,854
Provision for income taxes	$-	$-	$-	$-
Net loss per share -- basic	$(0.09)	$(0.07)	$(0.07)	$(0.08)
Net loss per share -- diluted	$(0.09)	$(0.07)	$(0.07)	$(0.08)

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net Revenue	$1,943,912	$1,152,470	$1,143,097	$941,848
Gross Profit	$648,342	$139,628	$83,049	$(170,350)
Provision for income taxes	$-	$-	$-	$-
Net loss per share -- basic	$(0.09)	$(0.16)	$(0.20)	$(0.08)
Net loss per share -- diluted	$(0.09)	$(0.16)	$(0.20)	$(0.08)

The following table sets forth selected unaudited valuation and qualifying account information for the Company’s year-ended December 31, 2007, 2006 and 2005.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
(unaudited)

DESCRIPTION	BALANCE BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE, END OF YEAR
Allowance for doubtful accounts:
Year ended December 31,
2007	$60,000	$366,495	$(314,538)	$111,957
2006	30,000	36,659	(6,659)	60,000
2005	13,000	39,710	(22,710)	30,000

Reserve for product returns:
Year ended December 31,
2007	$47,300	$83,901	$(28,667)	$102,534
2006	24,000	23,300	—	47,300
2005	—	—	—	—

The following exhibits are included herein or incorporated by reference:

Exhibit Number	Description Of Document

2.1	MST Stock Purchase Agreement and Amendment (incorporated by reference to our 8-K filed on February 2, 2006)
2.2	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K filed on March 2, 2007)
2.3	Unit Purchase Agreement by and among Telkonet, Inc., Ethostream, LLC and the members of Ethostream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K filed on March 16, 2007)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.1	Form of Series A Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.2	Form of Series A Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)
4.3	Form of Series B Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.4	Form of Series B Non-Detachable Warrant (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.5	Form of Senior Note (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.6	Form of Non-Detachable Senior Note Warrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.7	Senior Convertible Note by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.8	Senior Convertible Note by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.11	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.12	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.13	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K (No. 001-31972), filed on September 6, 2006)
4.14	Form of Accelerated Payment Option Warrant to Purchase Common Stock (incorporated by reference to our Registration Statement on Form S-3 (No. 333-137703), filed on September 29, 2006.
4.15	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)
10.1	Amended and Restated Telkonet, Inc. Incentive Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-412), filed on April 17, 2002)
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

10.15	Employment Agreement by and between Telkonet, Inc. and William Dukes, dated as of March 9, 2007 (incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
10.16	Employment Agreement by and between Telkonet, Inc. and Robert Zirpoli, dated as of March 9, 2007 (incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
10.17	Employment Agreement by and between Telkonet, Inc. and Jason Tienor, dated as of March 15, 2007 (incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
10.18	Employment Agreement by and between Telkonet, Inc. and Jeff Sobieski, dated as of March 15, 2007 (incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
14	Code of Ethics (incorporated by reference to our Form 10-KSB (No. 001-31972), filed on March 30, 2004).
21	Telkonet, Inc. Subsidiaries
23	Consent of RBSM LLP , Independent Registered Certified Public Accounting Firm, filed herewith
24	Power of Attorney (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard J. Leimbach
32.1	Certification of Jason Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard J. Leimbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELKONET, INC. /s/ Jason Tienor Jason Tienor Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Jason Tienor Jason Tienor	Chief Executive Officer (principal executive officer)	April 1, 2008

/s/ Richard J. Leimbach Richard J. Leimbach	Chief Financial Officer (principal financial officer) (principal accounting officer)	April 1, 2008

/s/ Warren V. Musser Warren V. Musser	Chairman of the Board	April 1, 2008

/s/ Ronald W. Pickett Ronald W. Pickett	Vice Chairman of the Board	April 1, 2008

/s/ Anthony J. Paoni Anthony J. Paoni	Director	April 1, 2008

/s/ Dr. Thomas M. Hall Dr. Thomas M. Hall	Director	April 1, 2008

/s/ James L. Peeler James L. Peeler	Director	April 1, 2008

/s/ Seth D. Blumenfeld Seth D. Blumenfeld	Director	April 1, 2008

/s/ Thomas C. Lynch Thomas C. Lynch	Director	April 1, 2008

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2007 AND 2006

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

TELKONET, INC.

TELKONET, INC.

 RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Telkonet, Inc.
Germantown, MD

We have audited the accompanying consolidated balance sheets of Telkonet, Inc. and its subsidiaries (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of losses, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", effective January 1, 2006.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note A to the accompanying financial statements, the Company has incurred significant operating losses in current year and also in the past. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2008 express an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RBSM LLP
Certified Public Accountants

McLean, Virginia
March 31, 2008

TELKONET, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$1,629,583	$1,644,037
Accounts receivable, net of allowance for doubtful accounts of $111,957 and $60,000 at December 31, 2007 and 2006, respectively	2,134,978	295,116
Investment in Sales Type Leases (Note T)	16,501	-
Income tax receivable (Note L)	-	291,000
Inventories (Note D)	2,578,084	1,306,593
Prepaid expenses and deposits	645,022	229,333
Total current assets	7,004,168	3,766,079

Property and equipment, at cost (Note E):
Furniture and equipment	1,660,493	1,370,780
Less: accumulated depreciation	809,915	577,759
Total property and equipment, net	850,578	793,021

Equipment under operating leases, at cost (Note F):
Telecommunications and related equipment, at cost	313,941	471,207
Less: accumulated depreciation	243,894	225,346
Total equipment under operating leases, net	70,047	245,861

Cable and related equipment (Note G):
Telecommunications and related equipment, at cost	5,764,645	3,555,049
Less: accumulated depreciation	1,537,862	343,376
Total equipment under operating leases, net	4,226,783	3,211,673

Other assets:
Long-term investments (Note H)	4,603,970	193,847
Intangible assets, net of accumulated amortization of $895,085 and $282,325 at December 31, 2007 and December 31, 2006, respectively (Note B and C)	6,449,029	2,181,602
Financing Costs, net of accumulated amortization and write-off of $168,353 and $1,219,410 at December 31, 2007 and 2006, respectively (Note I)	697,461	-
Investment in Sales Type Leases (Note T)	11,169	-
Goodwill (Note B and C)	14,670,455	1,977,768
Deposits	157,685	146,665
Total other assets	26,589,769	4,499,882

Total Assets	$38,741,345	$12,516,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note P)	$7,354,177	$2,865,144
Note Payable - officer (Note L)	-	80,444
Income tax refund due to officer (Note L)	291,000	291,000
Note payable in connection with subsidiary acquisition (Note B)	-	900,000
Senior note payable, net of debt discounts (Note I)	1,470,820	-
Registration Rights Liability (Note I)	500,000	-
Deferred revenue	250,613	160,125
Customer deposits and other	128,222	-
Total current liabilities	9,994,832	4,296,713

Long-term liabilities:
Convertible debentures, net of debt discounts (Note I)	4,432,342	-
Deferred revenue	8,436	42,019
Deferred lease liability and other	58,676	42,561
Total long-term liabilities	4,499,454	84,580

Commitments and contingencies (Note Q)	-	-
Minority interest (Note R)	2,978,918	-

Stockholders’ equity (Note J)
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at December 31, 2007 and 2006	-	-
Common stock, par value $.001 per share; 100,000,000 shares authorized; 70,826,544 and 56,992,301 shares issued and outstanding at December 31, 2007 and 2006, respectively	70,827	56,992
Additional paid-in-capital	112,013,093	78,502,900
Accumulated deficit	(90,815,779)	(70,424,669)
Stockholders’ equity	21,268,141	8,135,223

Total Liabilities and Stockholders’ Equity	$38,741,345	$12,516,516

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

Revenues, net:
Product	$9,168,077	$3,092,967	$1,769,727
Rental	4,984,656	2,088,361	718,596
Total Revenue	14,152,733	5,181,328	2,488,323

Cost of Sales:
Product	7,165,120	2,062,399	1,183,574
Rental	4,505,476	2,418,260	533,605
Total Cost of Sales	11,670,596	4,480,659	1,717,179

Gross Profit	2,482,137	700,669	771,144

Operating Expenses:
Research and Development (Note A)	2,349,690	1,925,746	2,096,104
Selling, General and Administrative	17,897,974	14,346,364	12,041,661
Impairment Write-Down in Goodwill of Subsidiary (Note C)	1,977,768	-	-
Impairment Write-Down in Long Lived Assets of Subsidiary (Note G)	493,512	-	-
Impairment Write-Down in Investment in Affiliate (Note H)	-	92,000	400,000
Non-Employee Stock Based Compensation	470,220	277,344	1,354,219
Non-Employee Stock Based Compensation of Subsidiary	337,500	-	-
Employee Stock Based Compensation (Note K)	1,225,626	1,080,895	-
Employee Stock Based Compensation of Subsidiary	308,634	-	-
Depreciation and Amortization	878,766	540,906	185,928
Total Operating Expenses	25,939,690	18,263,255	16,077,912

Loss from Operations	(23,457,553)	(17,562,586)	(15,306,768)

Other Income (Expenses):
Gain on Sale of Investment in Affiliate (Note H)	1,868,956	-	-
Registration Rights Liquidated Damages of Subsidiary (Note I)	(500,000)	-	-
Loss on Early Extinguishment of Debt (Note I)	-	(4,626,679)	-
Other Income (Note I)	-	-	8,600
Interest Income	116,043	327,184	166,070
Interest Expense	(1,328,624)	(5,594,604)	(646,183)
Total Other Income (Expenses)	156,375	(9,894,099)	(471,513)

Loss Before Provision for Income Taxes	(23,301,178)	(27,456,685)	(15,778,281)

Minority interest (Note R)	2,910,068	19,569	-
Provision for Income Tax (Note N)	-	-	-

Net (Loss)	$(20,391,110)	$(27,437,116)	$(15,778,281)

Loss per common share (basic and assuming dilution) (Note O)	$(0.31)	$(0.54)	$(0.35)

Weighted average common shares outstanding	65,414,875	50,823,652	44,743,223

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2005	-	$-	44,335,989	$44,336	$40,811,208	$(27,209,272)	$13,646,272
Shares issued for employee stock options exercised at approximately $1.19 per share	-	-	415,989	416	496,077	-	496,493
Shares issued in exchange for non-employee options exercised at approximately $2.07 per share	-	-	172,395	172	355,973	-	356,145
Shares issued to noteholders for warrants exercised at $1.00 per share	-	-	321,900	322	321,578	-	321,900
Shares issued to noteholders for cashless warrants exercised	-	-	36,150	36	(36)	-	-
Shares issued to an employee in exchange for services at approximately $4.65 per share	-	-	36,000	36	163,283	-	163,319
Shares issued to director in exchange for services rendered at approximately $4.26 per share	-	-	30,000	30	127,766	-	127,796
Shares issued to consultants in exchange for services rendered at approximately $4.28 per share	-	-	1,968	2	9,000	-	9,002
Shares issued in exchange for convertible debentures at $0.55 per share	-	-	363,636	364	199,636	-	200,000
Shares issued in exchange for interest expense on convertible debentures	-	-	51,144	51	28,080	-	28,131
Beneficial conversion feature of convertible debentures (Note I)	-	-	-	-	1,479,300	-	1,479,300
Value of warrants attached to convertible debentures (Note I)	-	-	-	-	2,910,700	-	2,910,700
Stock options and warrants granted to consultants in exchange for services rendered	-	-	-	-	1,354,219	-	1,354,219
Net loss	-	-	-	-	-	(15,778,281)	(15,778,281)
Balance at December 31, 2005	-	$-	45,765,171	$45,765	$48,256,784	$(42,987,553)	$5,314,996

See accompanying footnotes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2006	-	-	45,765,171	45,765	48,256,784	(42,987,553)	5,314,996

Shares issued for employee stock options exercised at approximately $1.36 per share	-	-	2,051,399	2,051	2,656,774	-	2,658,825

Shares issued in exchange for non-employee options exercised at $1.00 per share	-	-	25,837	26	25,811	-	25,837

Shares issued in exchange for warrants exercised at $1.15 per share	-	-	47,750	48	55,090	-	55,138

Issuance of shares for purchase of subsidiary (Note B)	-	-	600,000	600	2,699,400	-	2,700,000

Shares issued in exchange for services rendered at approximately $3.87 per share	-	-	52,420	52	202,974	-	203,026

Shares issued in exchange for convertible debentures, interest expense and penalty at approximately $2.36 per share (Note I)	-	-	6,049,724	6,050	14,249,979	-	14,256,029

Shares issued for cash in connection with a private placement, shares issued at $2.50 per share	-	-	2,400,000	2,400	5,997,600	-	6,000,000

Value of additional warrants issued in conjunction with exchange of convertible debentures (Note I)	-	-	-	-	3,000,249	-	3,000,249

Stock-based compensation expense related to employee stock options (Note K)	-	-	-	-	1,080,895	-	1,080,895

Stock options and warrants granted to consultants in exchange for services rendered (Note K)	-	-	-	-	277,344	-	277,344

Net Loss	-	-	-	-	-	(27,437,116)	(27,437,116)

Balance at December 31, 2006	-	-	56,992,301	$56,992	$78,502,900	$(70,424,669)	$8,135,223

See accompanying footnotes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2007	-	-	56,992,301	$56,992	$78,502,900	$(70,424,669)	$8,135,223

Shares issued for employee stock options exercised at approximately $1.05 per share (Note K)	-	-	118,500	119	124,342	-	124,460

Shares issued in exchange for services rendered at approximately $2.63 per share	-	-	21,803	22	57,320	-	57,342

Shares issued in exchange for services at $1.36 per share (Note J)	-	-	200,000	200	271,300	-	271,500

Issuance of shares for purchase of subsidiary (Note B)	-	-	2,227,273	2,227	5,997,773	-	6,000,000

Issuance of shares for purchase of subsidiary (Note B)	-	-	3,459,609	3,460	9,752,637	-	9,756,097

Issuance of shares for acquisition by subsidiary (Note B)	-	-	866,856	867	1,529,133	-	1,530,000

Shares Issued in connection with Private Placement	-	-	4,000,000	4,000	9,606,000	-	9,610,000

Issuance of shares for investment in affiliate (Note H)	-	-	2,940,202	2,940	4,463,227	-	4,466,167

Value of additional warrants issued in conjunction with exchange of convertible debentures (Note K)	-	-	-	-	132,949	-	132,949

Debt discount attributable to warrants attached to Note (Note I)	-	-	-	-	195,924	-	195,924

Stock-based compensation expense related to employee stock options (Note K)	-	-	-	-	1,225,626	-	1,225,626

Stock-based compensation related to Stock option expenses accrued in prior period	-	-	-	-	153,963	-	153,963

Net Loss	-	-	-	-	-	(20,391,110)	(20,391,110)

Balance at December 31, 2007	-	$-	70,826,544	$70,827	$112,013,093	$(90,815,779)	$21,268,141

See accompanying footnotes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net loss from operating activities	$(20,391,110)	$(27,437,116)	$(15,778,281)
Adjustments to reconcile net loss from operations to cash used in operating activities:
Minority interest	(2,910,068)	(19,569)	-
Amortization and write-off of debt discount - beneficial conversion feature of convertible debentures (Note I)	-	1,390,137	138,406
Amortization and write-off of debt discount - value of warrants attached to convertible debentures (Note I)	-	2,743,342	198,805
Amortization and write-off of financing costs	-	1,145,911	73,499
Impairment write-down of goodwill of subsidiary (Note C)	1,977,768	-	-
Impairment write-down of long lived assets of subsidiary( Note G)	493,512	-	-
Write-off of fixed assets in conjunction with loss on sublease	64,608	-	-
Registration rights liquidated damages of subsidiary	500,000	-	-
Gain on sale of investment in affiliate	(1,868,956)
Warrants issued for interest expense	764,279	-	-
Other income in connection with derivative warrant liabilities (Note I)	-	-	(8,600)
Warrants issued prepayment of debt	-	3,000,249	-
Amortization of debt discount and financing costs	475,391	-	-
Common stock issued in exchange for and penalty in connection with early extinguishment of debt (Note I)	-	2,006,029	-
Stock options and warrants issued in exchange for services (Note K)	1,534,260	1,358,239	1,354,219
Common stock issued in exchange for services rendered (Note J)	706,842	203,026	300,117
Common stock issued in exchange for conversion of interest	-	-	28,131
Other	(12,184)	-	-
Depreciation and Amortization	1,721,224	980,470	430,104
Impairment write-down in investment in Amperion (Note H)	-	92,000	400,000
Increase / decrease in:
Accounts receivable, trade and other	(1,469,450)	(143,013)	(56,044)
Inventory	251,185	169,213	397,912
Investment in sales type leases	27,866	-	-
Customer Deposits	20,936	-	-
Prepaid expenses and deposits	(106,661)	405,952	(313,956)
Deferred lease liability	-	245	11,406
Deferred rent	11,401	-	-
Deferred revenue	(88,857)	68,801	59,020
Other	30,238	-	-
Accounts payable, accrued expenses, net	4,278,342	64,555	679,230
Net Cash Used In Operating Activities	(13,989,434)	(13,971,529)	(12,086,032)

Cash Flows From Investing Activities:
Costs of equipment under operating leases and Cable and related equipment	(1,568,651)	(1,939,759)	(458,271)
Sale of equipment under operating lease, net	-	350,571	-
Purchase of property and equipment, net	(310,715)	(734,888)	(336,448)
Proceeds (Investment) in Restricted Certificate of Deposit (Note A)	-	10,000,000	(10,000,000)
Investment in Newport	(1,118,294)	-	-
Payment of note payable and investment in subsidiary (Note B)	(900,000)	(1,017,822)	-
Net cash acquired from MST (Note B)	-	59,384	-
Investment in subsidiaries	(3,150,557)	-	-
Proceeds from (Investment in) and BPL Global (Note H)	2,000,000	(44)	(131,000)
Net Cash Used In Investing Activities	(5,048,217)	6,717,442	(10,925,719)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of costs and fees (Note J)	9,610,000	6,000,000	-
Proceeds from issuance of senior note payable	1,500,000	-	-
Proceeds from subsidiaries’ sale of common stock, net of costs	2,694,023	-	-
Proceeds from issuance of convertible debentures, net of costs and fees (Note I)	5,303,238	-	18,780,590
Repayment of convertible debenture (Note I)	-	(7,750,000)	(10,000)
Repayment of senior notes (Note J)	-	(100,000)	(350,000)
Proceeds from exercise of warrants (Note K)	-	55,138	321,900
Proceeds from exercise of stock options and warrants (Note K)	124,460	2,684,663	852,638
Repayments of loans	(208,524)	(413,756)	-
Net Cash Provided By Financing Activities	19,023,197	476,045	19,595,128
Net Increase (Decrease) In Cash and Equivalents	(14,454)	(6,778,042)	(3,416,623)
Cash and cash equivalents at the beginning of the year	1,644,037	8,422,079	11,838,702
Cash and cash equivalents at the end of the year	$1,629,583	$1,644,037	$8,422,079

 See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$4,521	$990,846	$40,645
Income taxes paid	-	-	-

Non-cash transactions:
Stock options and warrants issued in exchange for services (Note K)	1,534,260	1,358,239	1,354,219
Common stock issued in exchange for services rendered (Note J)	706,842	203,026	300,117
Common stock issued in exchange for interest (Note J)	-	-	28,131
Note payable under subsidiary acquisition (Note B)	-	900,000	-
Common stock issued in exchange for interest expense and penalty in connection with early extinguishment of debt (Note I)	-	2,006,030	-
Registration rights liquidated damages of subsidiary	500,000
Issuance of shares for purchase of subsidiary	17,286,097	2,700,000	-
Issuance of shares for investment in affiliate (Note H)	4,466,167	-	-
Common stock issued in exchange for conversion of convertible debenture (Note I and K)	-	12,250,000	200,000
Write-off of beneficial conversion feature for conversion of debenture	-	-	-
Write-off of value of warrants attached to debenture in connection with conversion	-	-	-
Impairment write-down of goodwill (Note B)	1,977,768	-	-
Impairment write-down of long-lived assets (Note G)	493,512	-	-
Impairment write-down in investment in affiliate (Note H)	-	92,000	400,000
Beneficial conversion feature on convertible debentures (Note I)	1,457,815	-	1,479,300
Value of warrants attached to convertible debentures (Note I)	931,465	-	2,910,700
Value of warrants attached to senior note (Note I)	359,712	-	-
Value of common stock received for outstanding accounts receivable	75,000	-	-

Acquisition of Subsidiaries (Note B):
Assets acquired	3,052,880	1,656,673	-
Subscriber lists	4,781,893	2,463,927	-
Goodwill (including purchase price contingency)	15,096,922	6,477,767	-
Minority Interest	-	(19,569)	-
Liabilities assumed	(1,356,415)	(1,460,976)	-
Common stock issued	(17,286,097)	(2,700,000)	-
Notes payable issued	-	(900,000)	-
Purchase price contingency	-	(4,500,000)	-
Direct acquisition costs	(394,183)	(117,822)	-
Cash paid for acquisition	3,895,000	900,000	-

See accompanying notes to consolidated financial statements

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Telkonet, Inc., formed in 1999 and incorporated under the laws of the State of Utah, is a leading provider of innovative, centrally managed solutions for integrated energy management, networking, building automation and proactive support services.  Prior to January 1, 2007, the Company was primarily engaged in the business of developing, producing and marketing proprietary equipment enabling the transmission of voice and data communications over electric utility lines.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc. and Ethostream, LLC and 63%-owned subsidiary MSTI Holdings Inc. (reported as the Company’s MSTI segment). Significant intercompany transactions have been eliminated in consolidation.

Investments in entities over which the Company has significant influence, typically those entities that are 20 to 50 percent owned by the Company, are accounted for using the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition.

Going Concern

The   accompanying   consolidated   financial   statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $20,391,110 for the year ended December 31, 2007, accumulated deficit of $90,815,779 and a working capital deficit of $2,990,664 as of December 31, 2007.

The Company believes that anticipated revenues from operations will be insufficient to satisfy its ongoing capital requirements for at least the next 12 months.  If the Company’s financial resources are insufficient, the Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due, or respond to competitive pressures, any of       which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

Management plans to take the following steps that it believes will be sufficient to provide the Company with ability to continue as a going concern. Management intends to raise capital through asset-based financing and/or the sale of its stock in private placements.  Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. There can be no assurance that the Company will be sucessful in obtaining additional funding.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $111,957 and $60,000 at December 31, 2007 and December 31, 2006, respectively.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss of $20,391,110, $27,437,116 and $15,778,281 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $2,990,664 as of December 31, 2007.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life ranges from 3 to 10 years.

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of businesses acquired over fair value or net identifiable assets at the date of acquisition. Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill. The Company utilizes a discounted cash flow valuation methodology to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeds fair value, the Company performs the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill, calculated per SFAS No. 142, with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Inventories

Inventories consist of the primary components of the Telkonet iWire System™, which are Gateways, Extenders, iBridges and Couplers, and the primary components of the Telkonet SmartEnergy energy management solution , which are thermostats, sensors and controllers.  Cost is determined by the first-in, first-out method. (Note D).

Investments

Telkonet maintains an investment in two publicly-traded companies for the year ended December 31, 2007.  These investments are accounted for using the cost method as of the transaction date since the securities held are not eligible for sale by the Company under Rule 144 of the Securities Act of 1933, as of December 31, 2007.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ending December 31, 2007.

Net Loss per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2007, 2006 and 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

Revenue from sales-type leases for Ethostream products is recognized at the time of lessee acceptance, which follows installation. The Company recognizes revenue from sales-type leases at the net present value of future lease payments. Revenue from operating leases is recognized ratably over the lease period

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of December 31, 2007 and 2006. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the year ended December 31, 2007 and 2006, the Company experienced approximately three percent of units returned. As of December 31, 2007 and 2006, the Company recorded warranty liabilities in the amount of $102,534 and $47,300, respectively, using this experience factor.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $592,313, $663,323 and $657,794 in advertising costs during the years ended December 31, 2007, 2006 and 2005, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2007, 2006 and 2005 were $2,349,690, $1,925,746 and $2,096,104, respectively.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $1,534,260, and $1,080,895, respectively, net of tax effect.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted but not yet vested prior to January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted on or after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the year ended December 31, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure."

2005
Net loss - as reported	$(15,778,281)
Deduct: stock-based compensation expense, net of tax	(2,440,097)

Net loss - pro forma	$(18,218,378)
Net loss per common share — basic (and assuming dilution):
As reported	$(0.35)
Deduct: stock-based compensation expense, net of tax	(0.06)

Pro forma	$(0.41)

Disclosure for the years ended December 31, 2007 and 2006 is not presented because the amounts are recognized in the consolidated financial statements. The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the year ended December 31, 2005:

2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.5%
Expected stock price volatility	71%
Expected dividend payout	-
Expected option life (in years)	5.0

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2007 and prior years, expected stock price volatility is based on the historical volatility of the Company’s stock for the related vesting periods. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility. The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity securities with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

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

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006.  As of December 31, 2007, the Company had accrued an estimated penalty (see Note I).

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  Statement 141(R) will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company has not determined the effect, if any, the adoption of Statements 141(R) and 160 will have on the Company’s financial position or results of operations.

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

The purchase price contingency shares are price protected for the benefit of the former owner of MSTI. In the event the Company’s common stock price is below $4.50 per share upon issuance of the shares from escrow, a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million. The price protection provision provides a cash benefit to the former owner of MSTI if the as-defined market price of the Company’s common stock is less than $4.50 per share at the time of issuance from the escrow. The issuance of additional shares or distribution of other consideration upon resolution of the contingency based on the Company’s common stock prices will not affect the cost of the acquisition. When the contingency is resolved or settled, and additional consideration is distributable, the Company will record the current fair value of the additional consideration and the amount previously recorded for the common stock issued will be simultaneously reduced to the lower current value of the Company’s common stock.

MSTI is a communications technology company that offers complete sales, installation, and service of Very Small Aperture Terminal (VSAT) and business television networks, and is a full-service national Internet Service Provider (ISP).  Management believes that the MSTI acquisition will enable Telkonet to provide a complete “Quad-play” solution to subscribers of HDTV, VoIP telephony, NuVision Broadband  Internet access and wireless fidelity (“Wi-Fi”) access, to commercial multi-dwelling units and hotels.

The acquisition of MSTI was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The value of the Company’s common stock issued as a part of the acquisition was determined based on the average price of the Company's common stock for several days before and after the acquisition of MSTI. The results of operations for MST have been included in the Consolidated Statements of Operations since the date of acquisition. The components of the purchase price were as follows:

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

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management’s best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

	As Reported	Including Purchase Price Contingency (*)
Cash and other current assets	$346,548	$346,548
Equipment and other assets	1,310,125	1,310,125
Subscriber lists	2,463,927	2,463,927
Goodwill	1,977,767	6,477,767
Subtotal	6,098,367	10,598,367
Current liabilities	1,460,976	1,460,976
Total	$4,637,391	$9,137,391

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

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired. The Company used a discounted cash flow model to determine the value of the intangible assets and to allocate the excess purchase price to the intangible assets and goodwill as appropriate. In this model, expected cash flows from subscribers were discounted to their present value at a rate of return of 20% (incorporating the risk-free rate, expected inflation, and related business risks) over a period of eight years. Expected costs such as income taxes and cost of sales were deducted from expected revenues to arrive at after tax cash flows. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually. The subscriber list was valued at $2,463,927 with an estimated useful life of eight years.

 The acquisition of MSTI resulted in the valuation of MSTI’s subscriber lists as intangible assets. The MSTI subscriber list was determined to have an eight-year life. This intangible was amortized using that life, and amortization from the date of the acquisition through December 31, 2007, was taken as a charge against income in the consolidated statement of operations. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the intangible asset subject to amortization was reviewed for impairment at December 31, 2007.

Goodwill of $1,977,768, excluding the remaining purchase price contingency, represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.  At December 31, 2007, the Company performed an impairment test on the goodwill. Based upon management’s assessment of operating results and forecasted discounted cash flow, the carrying value of goodwill was determined to be impaired and therefore the entire value of $1,977,768 was written off during the year ended December 31, 2007.

Acquisition of Smart Systems International, Inc.

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $6,875,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. The Company is obligated to register the stock portion of the purchase price on or before May 15, 2007 and on March 14, 2008, this registration statement was declared effective.  Additionally, 1,090,909 of these shares were held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement could be satisfied. The aggregate number of shares held in escrow was subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.  On March 12, 2008, the Company released these shares from escrow and plans to issue an additional 1,909,091 shares pursuant to the adjustment provision in the SSI asset purchase agreement (Note V).

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

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management’s best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Current assets	$1,646,054
Property, plant and equipment	36,020
Other assets	8,237
Goodwill	5,874,016
Total assets acquired	7,564,327

Accounts payable and accrued liabilities	(557,784)
Total liabilities assumed	(557,784)
Net assets acquired	$7,006,543

Goodwill represents the excess of the purchase price over the fair value of the net tangible assets acquired.  In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.  We completed our annual impairment testing during the fourth quarter of 2007, and determined that there was no impairment to the carrying value of goodwill.

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

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired. The Company used a discounted cash flow model to determine the value of the intangible assets and to allocate the excess purchase price to the intangible assets and goodwill as appropriate. In this model, expected cash flows from subscribers were discounted to their present value at a rate of return of 20% (incorporating the risk-free rate, expected inflation, and related business risks) over a period of twelve years. Expected costs such as income taxes and cost of sales were deducted from expected revenues to arrive at after tax cash flows. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

The subscriber list was valued at $2,900,000 with an estimated useful life of twelve years. This intangible was amortized using that life, and amortization from the date of the acquisition through December 31, 2007, was taken as a charge against income in the consolidated statement of operations.

In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.  We completed our annual impairment testing during the fourth quarter of 2007, and determined that there was no impairment to the carrying value of goodwill.

Acquisition of Newport Telecommunications Co. by Subsidiary

On July 18, 2007, Microwave Satellite Technologies, Inc., the wholly-owned subsidiary of the Company’s majority owned subsidiary MSTI Holdings Inc., acquired substantially all of the assets of Newport Telecommunications Co., a New Jersey general partnership (“NTC”), relating to NTC’s business of providing broadband internet and telephone services at certain residential and commercial properties in the development known as Newport in Jersey City, New Jersey. Pursuant to the terms of the NTC acquisition, the total consideration paid was $2,550,000, consisting of (i) 866,856 unregistered shares of the Company’s common stock, equal to $1,530,000 (which is based on the average closing prices for the Company common stock for the ten trading days immediately prior to the closing date), and (ii) $1,020,000 in cash.

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

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management’s best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Current assets	$-
Property, plant and equipment	668,107
Subscriber lists	1,980,187
Total assets acquired	2,648,294
Accounts payable and accrued liabilities	-
Total liabilities assumed	-
Net assets acquired	$2,648,294

Goodwill and other intangible assets represent the excess of the purchase price over the fair value of the net tangible assets acquired. The subscriber list was valued at $1,980,187 with an estimated useful life of eight years.

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of the Telkonet, MSTI, SSI, Ethostream and Newport businesses as if the combination had occurred at the beginning of the periods presented compared with the actual results of operations of Telkonet for the same period. The unaudited pro forma condensed combined results of operations do not purport to represent what the companies’ combined results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of Telkonet’s future results.

	Year Ended December 31, 2007
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$14,152,733	$2,423,320	$16,576,053
Net profit (loss)	$(20,391,110)	$511,538	$(19,879,572)
Net (loss) per common share outstanding - basic	$(0.31)	$0.02	$(0.29)
Weighted average common shares outstanding - basic	65,414,875	2,588,959	68,003,834

	Year Ended December 31, 2006
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$5,181,328	$6,865,181	$12,046,506
Net (loss)	$(27,437,116)	$(269,276)	$(27,806,392)
Net (loss) per common share outstanding - basic	$(0.54)	$0.06	$(0.48)
Weighted average common shares outstanding - basic	50,823,652	7,553,738	58,377,390

	Year Ended December 31, 2005
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$2,488,323	$7,268,599	$9,756,922
Net (loss)	$(15,778,281)	$(2,893,681)	$(18,681,962)
Net (loss) per common share outstanding - basic	$(0.35)	$(0.01)	$(0.36)
Weighted average common shares outstanding - basic	44,743,223	7,553,738	52,296,961

NOTE C - INTANGIBLE ASSETS AND GOODWILL

As a result of the MSTI acquisition at January 31, 2006 and the Ethostream acquisition on March 15, 2007 and MSTI Holdings, Inc.’s acquisition of Newport on July 18, 2007, the Company had intangibles totaling $7,344,114 at December 31, 2007 (Note B).

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.   The Company has determined that the value of MSTI’s capitalized cable and related equipment has been impaired based upon managements assessment of forecasted discounted cash flow from subscriber revenue and has written off $493,512 of its value, based on the lower of the carrying amount or the fair value less costs to sell, for the year ended December 31, 2007 (Note G).  During the year ended December 31, 2006 and 2005, the Company determined that its investment in Amperion Inc. had been impaired based upon forecasted discounted cash flow and wrote off $92,000 and $400,000, respectively, of its investment based on management’s assessment (Note H).

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

The MSTI subscriber list was determined to have an eight-year life. This intangible was amortized using that life and amortization from the date of the acquisition through December 31, 2007 was taken as a charge against income in the consolidated statement of operations.

Total identifiable intangible assets acquired and their carrying values at December 31, 2006 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable intangible Assets:
Subscriber lists - MSTI	$2,463,927	$(282,325)	$2,181,602	$-	8.0

Total Amortized Identifiable Intangible Assets	2,463,927	(282,325)	2,181,602	$-	8.0
Unamortized Identifiable Intangible Assets:	None
Total	$2,463,927	$(282,325)	$2,181,602	$-	8.0

Total identifiable intangible assets acquired and their carrying values at December 31, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – MSTI	$4,444,114	$(703,765)	3,740,349		8.0
Subscriber lists - Ethostream	2,900,000	$(191,320)	2,708,680	$-	12.0

Total Amortized Identifiable Intangible Assets	7,344,114	$(895,085)	6,449,029	-	9.6
Unamortized Identifiable Intangible Assets:	None
Total	$7,344,114	$(895,085)	6,449,029	$-	9.6

Total amortization expense charged to operations for the year ended December 31, 2007 and 2006 was $612,760 and $282,325, respectively. Estimated amortization expense as of December 31, 2007 is as follows:

Years Ended December 31,
2008	797,181
2009	797,181
2010	797,181
2011	797,181
2012 and after	3,260,305
Total	$6,449,029

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $1,977,768 as a result of the acquisition of MSTI during the year ended December 31, 2006, and additional $14,670,455 as a result of the acquisition of Ethostream and SSI during the year ended December 31, 2007 (Note B).  At December 31, 2007, the Company has determined that the value of MSTI’s goodwill has been impaired based upon managements assessment of operating results and forecasted discounted cash flow and has written off the entire $1,977,768 of its value.

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.  Inventories consist of the primary components of the Telkonet iWire System™, which are Gateways, Extenders, iBridges and Couplers, and the primary components of the Telkonet SmartEnergy energy management solution , which are thermostats, sensors and controllers.

Components of inventories as of December 31, 2007 and 2006 are as follows:

	2007	2006
Raw Materials	$928,739	$516,604
Finished Goods	1,649,345	789,989
Total	$2,578,084	$1,306,593

NOTE E - PROPERTY, PLANT AND EQUIPMENT

The Company’s property and equipment at December 31, 2007 and 2006 consists of the following:

	2007	2006
Development Test Equipment	$153,487	$184,575
Computer Software	160,894	151,986
Leasehold Improvements	512,947	394,871
Office Equipment	426,813	297,686
Office Fixtures and Furniture	406,352	341,662
Total	1,660,493	1,370,780
Accumulated Depreciation	(809,915)	(577,759)
	$850,578	$793,021

Depreciation expense included as a charge to income was $266,006, $258,581 and $185,928 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE F - EQUIPMENT UNDER OPERATING LEASES

Equipment leased to customers under operating leases is recorded at cost and is depreciated on the straight line basis to its estimated residual value. Estimated useful lives are two to ten years. Equipment under operating leases at December 31, 2007 and 2006 consist of the following:

	2007	2006
Telecommunications and related equipment	$313,941	$471,207
Less: accumulated depreciation	(243,894)	(225,346)
Capitalized equipment, net of accumulated depreciation	70,047	245,861
Less: estimated reserve for residual values	-	-
Capitalized equipment under operating leases, net	70,047	245,861

In the year end December 31, 2006 the Company consummated a non-recourse sale of certain rental contract agreements and the related capitalized equipment which were accounted for as operating leases with Hospitality Leasing Corporation. The remaining rental income payments of the contracts were valued at approximately $1,209,000 including the customer support component of approximately $370,000 which the Company will retain and continue to receive monthly customer support payments over the remaining average unexpired lease term of 36 months. In the year ending December 31, 2006 the Company recognized revenue of approximately $683,000 for the sale, calculated based on the present value of total unpaid rental payments, and expensed the associated capitalized equipment cost, net of depreciation, of approximately $340,000 and expensed associated taxes of approximately $64,000.

The following is a schedule by years of minimum future rentals on non-cancellable operating leases as of December 31, 2007:

2008	$116,378
2009	50,237
2010	19,514
2011	-
2012	-
Total	$186,129

NOTE G - CABLE AND RELATED EQUIPMENT

MSTI currently maintains service agreements with approximately 22 MDU and MTU properties and the equipment is capitalized under Cable and related equipment.  Generally, under the terms of a service agreement, MSTI provides either (i) “bulk services,” which may include one or all of a bundle of products and services, at a fixed price per month to the owner of the MDU or MTU property, and contract with individual residents for enhanced services, such as premium cable channels, for a monthly fee or (ii) contract with individual residents of the MDU property for one or more basic or enhanced services for a monthly fee.

Equipment maintained for customers under Cable and related equipment is recorded at cost and is depreciated on the straight line basis to its estimated residual value. Estimated useful lives are three to ten years. Cable and related equipment at December 31, 2007 and December 31, 2006 consists of the following:

	December 31, 2007	December 31, 2006
Cable equipment and installations	$5,764,645	$3,555,049
Less: accumulated depreciation	(1,537,862)	(343,376)
Capitalized equipment, net of accumulated depreciation	4,226,783	3,211,673
Less: estimated reserve for residual values	-	-
Capitalized Cable equipment and installations, net	$4,226,783	$3,211,673

The Company has determined that the value of MSTI’s capitalized equipment maintained at certain properties has been impaired based upon management’s assessment of forecasted discounted cash flow from subscriber revenue and has written off $493,512 of its value, based on the lower of the carrying amount or the fair value less costs to sell, for the year ended December 31, 2007.

The following is a schedule by years of minimum future rentals under bulk services of non-cancelable operating agreements as of December 31, 2007:

2008	$512,813
2009	484,914
2010	456,972
2011	315,934
2012	256,925
2013	75,305
Total	$2,102,863

NOTE H - LONG-TERM INVESTMENTS

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

It is the policy of the Company to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The Company identifies and records impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. The Company determined that its investment in Amperion was impaired based upon forecasted discounted cash flow. Accordingly, the Company wrote-off $92,000 and $400,000 of the carrying value of its investment through a charge to operations during the year ended December 31, 2006 and 2005, respectively. The remaining value of the Company’s investment in Amperion is $8,000 at December 31, 2007 and 2006, respectively, and this amount represents the current fair value.

BPL Global, Ltd.

On February 4, 2005, the Company’s Board of Directors approved an investment in BPL Global, Ltd. (“BPL Global”), a privately held company. The Company funded an aggregate of $131,000 as of December 31, 2005 and additional $44 during the year of 2006. This investment represents an equity interest of approximately 4.67% at December 31, 2006. BPL Global is engaged in the business of developing broadband services via power lines through joint ventures in the United States, Asia, Eastern Europe and the Middle East. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee. The Company reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of the Company's investment in BPL Global, Ltd. amounted $131,044 as of December 31, 2006.  On November 7, 2007, the Company completed the sale of its investment in BPL Global, Ltd for $2,000,000 in cash to certain existing stockholders of BPL Global. The Company recorded $1,868,956 of gain on sale of the investment.

Interactivewifi.com, LLC

MST maintains an investment in Interactivewifi.com, LLC a privately held company. This investment represents an equity interest of approximately 50% at December 31, 2007. Interactivewifi.com is engaged in providing internet and related services to customers throughout metropolitan New York, including the Nuvisions internet services. MST accounted for this investment under the cost method, as MST does not have the ability to exercise significant influence over operating and financial policies of the investee. Telkonet reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The fair value of MST’s investment in Interactivewifi.com amounted to approximately $55,000 as of December 31, 2007 and 2006.

Geeks on Call America, Inc.

On October 19, 2007, the Company completed the acquisition of approximately 30.0% of the issued and outstanding shares of common stock of Geeks on Call America, Inc. (“GOCA”), the nation's premier provider of on-site computer services.  Under the terms of the stock purchase agreement, the Company acquired approximately 1,160,043 shares of GOCA common stock from several GOCA stockholders in exchange for 2,940,200 shares of the Company’s common stock for total consideration valued at approximately $4.5 million. The number of shares issued in connection with this transaction was determined using a per share price equal to the average closing price of the Company’s common stock on the American Stock Exchange (AMEX) during the ten trading days immediately preceding the closing date. The number of shares is subject to adjustment on the date the Company files a registration statement for the shares issued in this transaction, which must occur no later than the 180th day following the closing date. The increase or decrease to the number of shares issued will be determined using a per share price equal to the average closing price of the Company’s common stock on the AMEX during the ten trading days immediately preceding the date the registration statement is filed.  The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee.

On February 8 2008, Geeks on Call Acquisition Corp., a newly formed, wholly-owned subsidiary of Geeks On Call Holdings, Inc., (formerly Lightview, Inc.) merged with Geeks on Call America, Inc (“GOCA”). As a result of the merger, the Company’s common stock in GOCA was exchanged for shares of common stock of Geeks on Call Holdings Inc.  Immediately following the merger, Geeks on Call Holdings Inc. completed a private placement of its common stock for aggregate gross proceeds of $3,000,000. As a result of this transaction, the Company’s 30% interest in GOCA became an 18% interest in Geeks on Call Holdings Inc.

Multiband Corporation

In connection with a payment of $75,000 of accounts receivable, the company received 30,000 shares of common stock of Multiband Corporation, a Minnesota-based communication services provider to multiple dwelling units.  The Company accounted for this investment under the cost method as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee, and the shares are not eligible for sale by the Company under Rule 144 of the Securities Act of 1933.  The value of this investment amounted to $75,000 as of December 31, 2007.

NOTE I - SENIOR CONVERTIBLE DEBENTURES AND SENIOR NOTES PAYABLE

Senior Convertible Debentures

A summary of convertible promissory notes payable at December 31, 2007 and December 31, 2006 is as follows:

	2007	2006
Senior Convertible Debentures, accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at MSTI Holdings Inc.’s option, and mature on April 30, 2010	$6,576,350	$-
Original Issue Discount - net of accumulated amortization of $307,037 and $0 at December 31, 2007 and December 31, 2006, respectively.	(219,312)	-
Debt Discount - beneficial conversion feature, net of accumulated amortization of $283,464 and $0 at December 31, 2007 and December 31, 2006, respectively.	(1,174,351)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $181,118 and $0 at December 31, 2007 and December 31, 2006, respectively.	(750,347)	-

Total	$4,432,342	$-
Less: current portion	-	-
	$4,432,342	$-

Aggregate maturities of long-term debt as of December 31, 2007 are as follows:

For the twelve months ended December 31	Amount
2008	-
2009	-
2010	6,576,350
$6,576,350

During the year ended December 31, 2007, MSTI Holdings Inc., a majority owned subsidiary of Telkonet, Inc., issued senior convertible debentures (the "Debentures") having a principal value of $6,576,350 to investors, including an original issue discount of $526,350, in exchange for $6,050,000 from investors, exclusive of placement fees. The original issue discount to the Debentures is amortized over 12 months. The Debentures accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the Debentures, payable quarterly in cash or common stock, at MSTI Holdings Inc.’s option, and mature on April 30, 2010. The Debentures are not callable and are convertible at a conversion price of $0.65 per share into 10,117,462 shares of MSTI Holdings Inc. common stock, subject to certain limitations.  The Company and noteholders are subject to a “Beneficial Ownership Limitation” pursuant to which the number of shares of common stock of MSTI Holdings, Inc. held by such noteholders immediately following conversion of the Debenture shall not exceed 4.99% of all of the issued and outstanding common stock of MSTI Holdings, Inc.  The Debentures are senior indebtedness and the holders of the Debentures have a security interest in all of MSTI assets and its subsidiaries.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), MSTI recognized an imbedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to the MSTI additional paid in capital included in the Company’s minority interest. The Company recognized and measured an aggregate of $1,457,815 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Notes issued during the year ended December 31, 2007. The debt discount attributed to the beneficial conversion feature is amortized over the Notes maturity period (three years) as interest expense.

In connection with the placement of the Debentures, MSTI Holdings, Inc. has also agreed to issue to the Noteholders, five-year warrants to purchase an aggregate of 5,058,730 shares of MSTI Holdings, Inc. common stock at an exercise price of $1.00 per share. MSTI Holdings Inc. valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 54%. The $931,465 of debt discount attributed to the value of the warrants issued is amortized over the Notes maturity period (three years) as interest expense.

In connection with the issuance of the Debentures, MSTI Holdings Inc. incurred placement fees of $423,500. Additionally, MSTI Holdings Inc. issued such agents five-year warrants to purchase 708,222 shares of MSTI Holdings Inc. common stock at an exercise price of $1.00.

The Company amortized the original issue discount, the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $307,037, $283,464, and $181,118, respectively, for the year ended December 31, 2007.

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

The registration rights agreement requires the payment of liquidated damages to the investors of approximately 1% per month of the aggregate proceeds of $9,128,717, or the value of the unregistered shares at the time that the liquidated damages are assessed, until the registration statement is declared effective, payable at the option of MSTI Holdings, Inc.  In accordance with EITF 00-19-2, the Company evaluated the likelihood of achieving registration statement effectiveness.  Accordingly, the Company has accrued an estimate of $500,000 as of December 31, 2007, to account for these potential liquidated damages until the expected effectiveness of the registration statement is achieved.

On February 11, 2008, the Purchasers executed a letter agreement (the “Letter Agreement”) with us containing, among other things, the following:

(i)
The Purchasers waived any non-compliance with clause (a) above, along with any and all related penalties, damages and claims, in connection with our issuance of (A) $3 million of shares of common stock to Telkonet, Inc., (B) shares of common stock in connection with acquisitions or strategic transactions approved by our directors, but not including a transaction where the shares are being issued primarily for the purpose of raising capital or to an entity whose primary business is investing in securities, and (C) 2,000,000 shares of common stock to employees and consultants under our 2007 Stock Incentive Plan at an exercise price of no less than $0.65 per share;

(ii)
The Purchasers waived any non-compliance with clause (b) above, along with any default, breach or threatened breach, arising under the Registration Rights Agreement, the Debentures or the Warrants, and waiving any Liquidated Damages, in each case resulting or that could result from our failure to have the Registration Statement declared effective by the SEC by  the Effectiveness Date. In exchange for the investors waiving their rights to Liquidated Damages, we agreed to reduce the exercise price of the Warrants from $1.00 to $0.65;

(iii)	If Frank Matarazzo ceases being our Chief Executive Officer, that would be an event of default under the Debentures; and

(iv)	The exercise price of all of our outstanding options and warrants was set at $0.65 per share.

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

Principal Payments of Debt

For the period of January 1, 2006 through August 14, 2006, the Company paid down principal of $1,250,000 in cash and issued an aggregate of 4,226,246 shares of common stock in connection with the conversion of $10,821,686 aggregate principal amount of the Senior Convertible Notes. Pursuant to the note agreement, the Company issued warrants to purchase 1,081,820 shares of common stock to the Noteholders, at a strike price of $5.00 per share, which represented 65% of the $8,321,686 accelerated principal at a strike price of $5 per share. The Company valued the warrants at $1,906,089 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 65%. The warrants are subject to anti-dilution protection in conjunction with the issuance of certain equity securities. The Company has warrants due the Noteholders as a result of the anti-dilution impact from a $6,000,000 private placement in September 2006 (Note K). The Company has accounted for the additional warrants issued as interest expense during the period ended September 30, 2006.

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

The Company has warrants due the Noteholders as a result of the anti-dilution impact from a $10,000,000 private placement in February 2007 (Note K). The Company has accounted for the additional 76,230 warrants issued, valued at $131,009, as interest expense during the year ended December 31, 2007. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.75%, a dividend yield of 0%, and volatility of 70%.

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

Senior Note Payable

A summary of the senior notes payable at December 31, 2007 and December 31, 2006 is as follows:

	2007	2006
Senior Note Payable, accrues interest at 6% per annum, and mature on the earlier to occur of (i) the closing of the Company’s next financing, or (ii) January 28, 2008.	$1,500,000	$-
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $166,744 and $0 at December 31, 2007 and December 31, 2006, respectively.	(29,180)	-

Total	$1,470,820	$-
Less: current portion	1,470,820	-
	$-	$-

Aggregate maturities of the Senior Note as of December 31, 2007 are as follows:

For the twelve months ended December 31	Amount
2008	1,500,000
2009	-
2010	-
$1,500,000

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

 In connection with the issuance of the Note, the Company also issued to GRQ warrants to purchase 359,712 shares of common stock at $4.17 per share. These warrants expire five years from the date of issuance. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 76%. The $195,924 of debt discount attributed to the value of the warrants issued is amortized over the note maturity period (six months) as non-cash interest expense. The Company amortized the value of the attached warrants, and recorded non-cash interest expense in the amount of $166,744, respectively, for the year ended December 31, 2007.

NOTE J - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of December 31, 2007, 2006 and 2005, the Company has no preferred stock issued and outstanding. The company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2007, 2006 and 2005, the Company has 70,826,544, 56,992,301, and 45,765,171 shares, respectively, of common stock issued and outstanding.

During the year ended December 31, 2005, the Company issued an aggregate of 415,989 shares of common stock for an aggregate purchase price of $496,493 to certain employees upon exercise of employee stock options at approximately $1.19 per share. Additionally, the Company issued an aggregate of 172,395 shares of common stock for an aggregate purchase price of $356,145 to consultants upon exercise of non-employee stock options at $2.07 per share (Note K).

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

During the year ended December 31, 2006, the Company issued an aggregate of 52,420 shares of common stock, valued at $203,026, to consultants in exchange for services rendered, which approximated the fair value of the shares issued during the year services were completed and rendered.

During the year ended December 31, 2006, the Company issued an aggregate of 6,049,724 shares of common stock at approximately $2.36 per share to its senior convertible debenture holders in exchange for $12,250,000 of debt, $23,951 of interest expenses, and $1,982,078 of redemption premium (Note I).

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

During the year ended December 31, 2007, the Company issued an aggregate of 118,500 shares of common stock for an aggregate purchase price of $124,460 to certain employees upon exercise of employee stock options at approximately $1.05 per share. (Note K).

During the year ended December 31, 2007, the Company issued an aggregate of 21,803 shares of common stock, valued at $57,342, to a consultant and an employee in exchange for services, which approximated the fair value of the shares issued during the period services were completed and rendered.

During the year ended December 31, 2007, the Company issued 200,000 shares of common stock pursuant to a consulting agreement.  These shares were valued at $271,500, which approximated the fair value of the shares issued during the period services were completed and rendered (Note Q).

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

On July 18, 2007, Telkonet issued 866,856 unregistered shares of common stock of Telkonet, Inc. in connection with the acquisition of substantially all of the assets of Newport Telecommunications Co. by the Telkonet majority-owned subsidiary, Microwave Satellite Holdings, Inc.   The Common Stock issued by Telkonet represented $1,530,000 of the total consideration of $2,550,000 paid in the asset purchase (Note B).

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

On October 19, 2007, the Company completed the acquisition of approximately 30.0% of the issued and outstanding shares of common stock of Geeks on Call America, Inc. (“GOCA”), the nation's premier provider of on-site computer services.  Under the terms of the stock purchase agreement, the Company acquired approximately 1,160,043 shares of GOCA common stock from several GOCA stockholders in exchange for 2,940,202 shares of the Company’s common stock for total consideration valued at approximately $4.5 million (Note H).  On February 8 2008, Geeks on Call Acquisition Corp., a newly formed, wholly-owned subsidiary of Geeks On Call Holdings, Inc., (formerly Lightview, Inc.) merged with Geeks on Call America, Inc (“GOCA”). As a result of the merger, the Company’s common stock in GOCA was exchanged for shares of common stock of Geeks on Call Holdings Inc.  Immediately following the merger, Geeks on Call Holdings Inc. completed a private placement of its common stock for aggregate gross proceeds of $3,000,000. As a result of this transaction, the Company’s 30% interest in GOCA became an 18% interest in Geeks on Call Holdings Inc.

NOTE K - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	4,273,429	5.16	$1.04	4,089,179	$1.00
$2.00 - $2.99	1,875,250	7.18	$2.54	1,389,500	$2.49
$3.00 - $3.99	1,661,750	7.37	$3.29	927,000	$3.37
$4.00 - $4.99	160,000	7.22	$4.44	76,000	$4.44
$5.00 - $5.99	135,000	7.11	$5.24	70,250	$5.22
	8,105,429	6.15	$1.98	6,551,929	$1.74

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	9,614,267	$1.61
Granted	1,325,000	3.97
Exercised (Note J)	(415,989)	1.18
Cancelled or expired	(372,200)	3.74
Outstanding at December 31, 2005	10,151,078	$1.85
Granted	1,125,000	3.01
Exercised (Note J)	(2,051,399)	1.30
Cancelled or expired	(703,750)	2.67
Outstanding at December 31, 2006	8,520,929	$2.06
Granted	935,000	2.55
Exercised (Note J)	(118,500)	1.05
Cancelled or expired	(1,232,000)	3.00
Outstanding at December 31, 2007	8,105,429	$1.98

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2007, 2006 and 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2007	2006	2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.8%	5.0%	4.5%
Expected stock price volatility	70%	65%	71%
Expected dividend payout	-	-	-
Expected option life (in years)	5.0	5.0	5.0
Fair value per share of options granted	$1.57	$1.82	$2.40

The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures. We estimate the volatility of our common stock based on the calculated historical volatility of our own common stock using the trailing 24 months of share price data prior to the date of the award. We base the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation for those awards that are expected to vest. In accordance with SFAS No. 123R, we adjust share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.

The total intrinsic value of the options exercised in 2005, 2006 and 2007 is $1,235,487, $2,810,417 and $137,666, respectively. Additionally, the total fair value of shares vested during these years is $2,440,097, $1,080,095 and $1,225,626, respectively.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the year ended December 31, 2007 and 2006 was $1,534,260 and 1,080,895, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of December 31, 2007 is $0.

The financial statements for the year ended December 31, 2005 has not been restated. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company’s pro forma net loss and net loss per share would have been $(18,218,378) and $(0.41), respectively, for the year ended December 31, 2005.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	1,815,937	4.34	$1.00	1,815,937	$1.00

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	1,999,169	$1.07
Granted	15,000	3.45
Exercised (Note J)	(172,395)	2.07
Canceled or expired	-)	-
Outstanding at December 31, 2005	1,841,774	$1.00
Granted	-	-
Exercised (Note J)	(25,837)	1.00
Canceled or expired	-	-
Outstanding at December 31, 2006	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	1,815,937	$1.00

There were no non-employee stock options vested during the year ended December 31, 2007.  The estimated value of the non-employee stock options vested during the years ended December 31, 2006 and 2005 was determined using the Black-Scholes option pricing model and the amount of the expense charged to operations in connection with granting the options was $273,499 and $1,191,767 during the years ended December 31, 2006 and 2005, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.59	862,452	3.62	$2.59	862,452	$2.59
$4.17	4,596,451	3.98	$4.17	4,596,451	$4.17
$4.70	2,214,724	3.21	$4.70	2,214,724	$4.70
	7,673,627	3.72	$4.15	7,673,627	$4.15

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2005	575,900	$1.12
Granted	1,040,000	4.85
Exercised (Note J)	(371,900)	1.00
Canceled or expired	(14,000)	1.00
Outstanding at December 31, 2005	1,230,000	$4.31
Granted	3,657,850	4.03
Exercised (Note J)	(47,750)	1.15
Canceled or expired	(282,250)	2.64
Outstanding at December 31, 2006	4,557,850	$4.20
Granted	3,115,777	4.18
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	7,673,627	$4.15

The Company granted 79,326, 2,097,850 and 1,000,000 warrants to Convertible Senior Notes holders (Note I), 2,600,000, 1,560,000 and 0 warrants to private placement investors (Note J), and 76,739, 0 and 40,000 compensatory warrants to non-employees during the years ended December 31, 2007, 2006 and 2005, respectively.  Additionally, 359,712 warrants were granted to a Senior Note holder in July 2007.  The estimated value of compensatory warrants granted during the period ended December 31, 2007 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of approximately 4.75%, a dividend yield of 0% and volatility of 70%. Compensation expense of $139,112, $3,845 and $162,453 was charged to operations for the year ended December 31, 2007, 2006 and 2005, respectively. The purchase price of the warrants issued to Convertible Senior Notes holders was adjusted from $4.87 to $4.70 per share and approximately 79,000 additional warrants were issued during the year ended December 31, 2007 in accordance with the anti-dilution protection provision of the Convertible Senior Notes Payable Agreement dated October 27, 2005 (Note I), upon the issuance of the 4,000,000 shares of common stock and 2,400,000 warrants to private placement investors (Note J) for a price per share lower than $4.70.

NOTE L - RELATED PARTY TRANSACTIONS

In January 2003, the Company entered into an employment agreement with Ronald W. Pickett, President and Chief Executive Officer of the Company, to provide for an annual compensation of $100,000 and 3,000 shares of restricted stock from the Employee Stock Option Plan for each month that he serves as President. As of December 31, 2006, and 2005, the Company has provided for the issuance of 36,000, and 36,000 shares, respectively, of its common stock to Mr. Pickett.  During the year ended December 31, 2007, there were no shares issued to Mr. Pickett.

In September 2003, the Company entered into a consulting agreement that provides for annual compensation of $100,000, payable monthly, with The Musser Group, an entity controlled by the Company's Chairman of the Board of Directors, for certain services. As of December 31, 2007, 2006, and 2005, an aggregate of $100,000 of consulting fees was charged to income each year pursuant to the agreement.

On July 1, 2005, the Company and Mr. Blumenfeld executed a consulting agreement pursuant to which Mr. Blumenfeld agreed to act as a consultant with respect to international sales.  Pursuant to the terms of the agreement, Mr. Blumenfeld received 10,000 shares of Telkonet stock upon execution of the agreement, 10,000 shares of Telkonet stock per quarter for the first year (for a total 50,000 shares in the first year) and 5,000 shares of Telkonet stock per quarter thereafter plus a five percent (5%) commission (payable in cash or Telkonet stock at the Consultant’s option) on international sales generated by him with gross margins of 50% or greater. The stock awarded to Mr. Blumenfeld pursuant to the agreement is restricted stock. The agreement has a one year term, which is renewable annually upon both parties’ agreement.  The agreement was not renewed and therefore expired effective June 30, 2006.  On March 16, 2007, the Board of Directors approved the payment of compensation to Mr. Blumenfeld in the amount of $24,000 for his service as a director during the period of July 1, 2006 through December 31, 2006, which payment is commensurate with the payments made to the other directors for their board service.   In addition, effective January 1, 2007, Mr. Blumenfeld is being compensated according to the non-management compensation plan.

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

The Chief Administrative Officer at MST, Laura Matarazzo, is the sister of the Chief Executive Officer of MST and receives an annual base salary of approximately $134,000 with bonuses and benefits based upon the Company’s internal policies.

The Company’s Vice President of Government Sales, John Vasilj, is the son-in-law of the Vice Chairman of the Board of Directors of the Company and receives an annual base salary of approximately $150,000 with bonuses and benefits based upon the Company’s internal policies.  Mr. Vasilj’s employment with the Company terminated on January 18, 2008.

On August 1, 2007, the Company entered into an agreement with Barry Honig, President of GRQ Consultants, Inc. (“GRQ”). Telkonet has agreed to pay Mr. Honig 50,000 shares of common stock per month for six (6) months, to provide the Company with transaction advisory services. As of December 31, 2007, GRQ held a Senior Promissory Note issued by Telkonet on July 24, 2007, in the principal amount of $1,500,000 (Note I).  On February 8, 2008, this note was repaid in full including $49,750 in accrued but unpaid interest from the issuance date through the date of repayment.

From time to time the Company may receive advances from certain of its officers to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  As of December 31, 2007, there were no amounts due to officers of the Company.

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

Financial data relating to reportable operating segments is as follows:

	Year ended December 31,
	2007	2006	2005
	(In thousands of U.S. $)
Revenues:
Telkonet	11,477	3,425	2,488
MST	2,676	1,756	-
Total revenue	$14,153	$5,181	$2,488

Gross Profit
Telkonet	3,212	1,155	771
MST	(730)	(455)	-
Total gross profit	$2,482	$700	$771

Operating (loss):
Telkonet	(14,996)	(14,476)	(15,307)
MST	(8,462)	(3,087)	-
Total operating (loss)	$(23,458)	$(17,563)	$(15,307)

Interest Income
Telkonet	45	327	166
MST	72	-	-
Total interest income	$117	$327	$166

Interest Expenses
Telkonet	189	5,594	646
MST	1,140	1	-
Total interest expense	$1,329	$5,595	$646

	Year ended December 31,
	2007	2006	2005
	(In thousands of U.S. $)
Assets
Telkonet	29,492	4,137	23,291
MST	9,249	8,379	-
Total asset	$38,741	$12,516	$23,291

Capital Expenditures
Telkonet	224	94	794
MST	1,655	2,581	-
Total capital expenditures	$1,879	$2,675	$794

Operating Expenses
Telkonet	18,208	15,632	16,078
MST	7,732	2,633	-
Total operating expenses	$25,940	$18,265	$16,078

Depreciation and Amortization
Telkonet	410	221	186
MST	469	320	-
Total depreciation and amortization	$879	$541	$186

All of the Company’s assets as of December 31, 2007, 2006, and 2005 were attributable to U.S. operations.

The following is a summary of operations within geographic areas, classified by the Company's country of domicile and by foreign countries:

	Year ended December 31,
	2007	2006	2005
	(In thousands of U.S. $)

Revenues from sales to unaffiliated
customers from continuing operations
in Telkonet and MST segments:
United States	13,851	4,509	1,871
Worldwide	302	673	617
	$14,153	$5,182	$2,488

Sales to major customers in the Telkonet and MST segments out of total revenues are as follows:

	Year ended December 31,
	2007	2006	2005

Honeywell Utility Solutions	10%	-	-
Hospitality Leasing Corporation	2%	18%	18%

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

A reconciliation of tax expense computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows:

	2007	2006	2005
Tax provision computed at the statutory rate	$(7,137,000)	$(9,564,000)	$(5,522,000)
Deferred state income taxes, net of federal income tax benefit	-	-	(525,000)
Stock-based compensation	563,000	333,000	-
Goodwill impairment	692,000	-	-
Book expenses not deductible for tax purposes	135,000	526,000	19,000
U.S. NOL created from stock option exercise	-	-	(463,000)
U.S. deferred tax liability for beneficial conversion feature	-	-	518,000
Minority Interest	(1,019,000)	-	-
Change in valuation allowance for deferred tax assets	6,766,000	9,038,000	5,973,000
Income tax expense	$--	$--	$--

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2007	2006
Deferred Tax Assets:
Net operating loss carryforwards	$32,231,000	$24,273,000
Property and equipment, principally due to differences in depreciation	259,000	(13,000)
Warrants and non-employee stock options	1,031,000	774,000
Investment in Amperion	188,000	189,000
Other	915,000	403,000
Total deferred tax assets	34,624,000	25,626,000

Deferred Tax Liabilities:
Beneficial Conversion Feature of Convertible Debentures	(513,000)	-
Acquired Intangibles	(984,000)	(1,050,000)
Outside stock basis	(816,000)	-
Other	(19,000)	(19,000
Total deferred tax liabilities	(2,332,000)	(1,069,000)
Valuation allowance	(32,292,000)	(24,557,000)
Net deferred tax assets	$--	$--

The Company has provided a valuation reserve against the full amount of the net deferred tax assets, because in the opinion of management, it is more likely than not that these tax assets will not be realized.

At December 31, 2007 and 2006, the Company has net operating loss carryforwards of approximately $87 million and $66 million, respectively, for federal income tax purposes which will expire at various dates from 2020 through 2027.

With the implementation of FAS123R, the amount of the NOL carryforward related to stock based compensation expense is not recognized until the stock-based compensation tax deductions reduce taxes payable. Accordingly, the NOL's reported in the deferred tax asset that were generated in the current year do not include the component of the NOL related to excess tax deductions over book compensation cost related to stock based compensation.. The NOL deferred tax asset does include pre-implementation excess tax deductions over book compensation cost related to stock based compensation. The NOL related to excess tax deductions will be recorded directly into Additional Paid-in-Capital at the time they produce a future current tax benefit. Approximately, $5.6 million and $5.5 million of the NOLs at December 31, 2007 and December 31, 2006, respectively, relate to stock option expense for which subsequently recognized tax benefits will be allocated to capital in excess of par value. No tax deduction benefit from the exercise of stock options was recorded to capital in excess of par value for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2006, the Company acquired Microwave Satellite Technologies, Inc.  As part of the purchase accounting for this acquisition, a deferred tax liability in the amount of approximately $1.2 million was established.  This acquired $1.2 million resulted in a release of Telkonet's pre-acquisition valuation allowance.  The release of this valuation allowance of approximately $1.2 million was recorded as a reduction of goodwill in connection with the acquisition purchase accounting.

During 2007, the Company acquired SSI and Ethostream.  As part of the purchase accounting for these acquisitions, deferred tax assets in the amount of $3.8 million and $74,000, respectively, were established.  A valuation allowance against these deferred assets was established as part of purchase accounting and was recorded to goodwill.

SFAS 109 requires recognition of a deferred tax liability for outside basis differences arising in fiscal years beginning after December 15, 1992.  An outside basis difference represents the amount by which the basis of an investment in a domestic subsidiary for financial reporting purposes exceeds the tax basis in such asset.  If under applicable tax law, the outside basis difference in a domestic subsidiary can be recovered tax-free and the Company expects to avail itsself of such law, the outside basis difference is not a temporary difference since no taxes are expected to result upon its reversal.  Subsequent to the transaction in May 2007 discussed previously, Telkonet's ownership in Microwave Satellite Technologies, Inc. is only 63%.  As such, it can no longer recover the outside tax basis in a tax-free manner and Telkonet does not intend to modify its ownership to avail itself of a tax-free recovery alternative.  As such, a deferred liability was established in 2007 for the outside basis difference in Telkonet's ownership of Microwave Satellite Technologies, Inc.

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

NOTE O - LOSSES PER COMMON SHARE

The following table presents the computations of basic and dilutive loss per share:

	2007	2006	2005
Net loss available to common shareholders	$(20,391,110)	$(27,437,116)	$(15,778,281)
Basic and fully diluted loss per share	$(0.31)	$(0.54)	$(0.35)
Weighted average common shares outstanding	65,414,875	50,823,652	44,743,223

For the years ended December 31, 2007, 2006 and 2005, 2,800,950, 4,604,414 and 7,577,208 potential shares, respectively were excluded from shares used to calculate diluted losses per share as their inclusion would reduce net losses per share.

NOTE P - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Accounts payable and accrued expenses	$4,940,472	$1,625,357
Accrued interest	40,000	-
Accrued payroll and payroll taxes	913,962	559,411
Accrued purchase price contingency	400,000	400,000
Warranty	102,534	47,300
Other	957,209	233,076
Total	$7,354,177	$2,865,144

NOTE Q - COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company leases office space under a sub-lease agreement through November 2010 for office space which occupies approximately 11,600 square feet in Germantown, MD.  In April 2007, the Company entered into a sub-lease agreement for an additional 4,800 square feet of adjacent office space through December 2015.

In April 2005, the Company entered into a three-year lease agreement for 6,742 square feet of commercial office space in Crystal City, Virginia. Pursuant to this lease, the Company agreed to assume a portion of the build-out cost for this facility.   In February 2007, the Company agreed to sub-lease the Crystal City, Virginia office through the remaining term of the contract resulting in a loss of approximately $192,000.  This lease terminates in March 2008.

Additionally, the Company leases 2 corporate apartments through August 2008 in Germantown, MD.

MST, which was acquired by the Company in January 2006, presently leases 12,600 square feet of commercial office space in Hawthorne, New Jersey for its office and warehouse spaces. This lease will expire in April 2010.

In the year ended September 2006, the Company leased a vehicle for the then Chief Executive Officer and current Vice Chairman of the Board of Directors. The operating lease will expire in September 2008.

Following the acquisitions of Smart Systems International and Ethostream, the Company assumed leases on 9,000 square feet of office space in Las Vegas, NV for Smart Systems International on a month to month basis and 4,100 square feet of office space in Milwaukee, WI for Ethostream. The Ethostream lease expires in May 2011.  The Las Vegas, NV office lease will terminate effective April 30, 2008.

Commitments for minimum rentals under non cancelable leases at December 31, 2007 are as follows:

2008	$539,681
2009	485,239
2010	366,903
2011	192,434
2012 and thereafter	498,542
Total	$2,082,799

Rental expenses charged to operations for the year ended December 31, 2007, 2006 and 2005 are $825,785, $578,022 and $389,935, respectively.

Capital Lease Obligations

Development test equipment (Note E) includes the following amounts for capitalized leases at December 31, 2007 and 2006:

	2007	2006
Computer equipment and software	$52,000	$52,000
Less: accumulated depreciation and amortization	(36,600)	(25,000)
	$15,400	$27,000

The Company has computer equipment and software purchased under non-cancelable leases with an original cost of $52,000. As of December 31, 2007, the Company has paid in full the lease obligation. Depreciation expense of $11,600, $10,400, and $10,400 in connection with the capital leased equipment was charged to operations during the year ended December 31, 2007, 2006 and 2005, respectively.

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

On August 1, 2007, the Company entered into an agreement with Barry Honig, President of GRQ Consultants, Inc. (“GRQ”). Telkonet has agreed to pay Mr. Honig 50,000 shares of common stock per month for six (6) months, to provide the Company with transaction advisory services. As of December 31, 2007, GRQ held a Senior Promissory Note issued by Telkonet on July 24, 2007, in the principal amount of $1,500,000 (Note I).  On February 8, 2008, this note was repaid in full including $49,750 in accrued but unpaid interest from the issuance date through the date of repayment (Note V).

Jason Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement dated March 15, 2007.  Mr. Tienor’s employment agreement has a term of three years and provides for a base salary of $200,000 per year.

Jeff Sobieski, Executive Vice President, Energy Management, is employed pursuant to an employment agreement, dated March 15, 2007. Mr. Sobieski’s employment agreement has a term of three years for a base salary of $190,000 per year.

Frank T. Matarazzo, Chief Executive Officer, MSTI Holdings, Inc, is employed pursuant to an employment agreement that provides for an annual salary of $300,000 and expires December 31, 2011.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Senior Convertible Noteholder Claim

The August 14, 2006 Settlement Agreement with the Senior Convertible Debenture Noteholders provided that the number of shares issued to the Noteholders shall be adjusted based upon the arithmetic average of the weighted average price of the Company’s common stock on the American Stock Exchange for the twenty trading days immediately following the settlement date (Note I).  The Company has concluded that, based upon the weighted average of the Company's common stock between August 16, 2006 and September 13, 2006, the Company is entitled to a refund from the two Noteholders.  One of the Noteholders has informed the Company that it does not believe such a refund is required.  As a result, the Company has declined to deliver to the Noteholders certain stock purchase warrants issued to them pursuant to the Settlement Agreement pending resolution of this disagreement. The Noteholder has alleged that the Company has failed to satisfy its obligations under the Settlement Agreement by failing to deliver the warrants. In addition, the Noteholder maintains that the Company has breached certain provisions of the Registration Rights Agreement and, as a result of such breach, such Noteholder claims that it is entitled to receive liquidated damages from the Company.

However, in the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations or financial position.

Purchase Price Contingency

In conjunction with the acquisition of MST on January 31, 2006, the purchase price contingency shares are price protected for the benefit of the former owner of MST (Note B). In the event the Company’s common stock price is below $4.50 per share upon the achievement of thirty three hundred (3,300) subscribers a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million. The price protection provision provides a cash benefit to the former owner of MST if the as-defined market price of the Company’s common stock is less than $4.50 per share at the time of issuance from the escrow on or before January 31, 2009. The issuance of additional shares or distribution of other consideration upon resolution of the contingency based on the Company’s common stock prices will not affect the cost of the acquisition. When the contingency is resolved or settled, and additional consideration is distributable, the Company will record the current fair value of the additional consideration and the amount previously recorded for the common stock issued will be simultaneously reduced to the lower current value of the Company’s common stock. In addition, the Company agreed to fully fund the MST three year business plan, established on January 31, 2006, to satisfy the benchmarks established to achieve 3,300 subscribers. In the event, for any reason, the Company materially fails to satisfy its obligations then the former owners of MST shall be entitled to the release of any and all consideration held in reserve.

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $6,875,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. The Company was obligated to register the stock portion of the purchase price on or before May 15, 2007. Pursuant to the registration rights agreement, the registration statement was required to be effective no later than July 14, 2007.  The registration rights agreement does not expressly provide for penalties in the event this deadline is not met.  This registration statement was declared effective on March 14, 2008.

Of the stock issued in the SSI acquisition, 1,090,909 shares are being held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement may be satisfied. The aggregate number of shares held in escrow is subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.  On March 12, 2008, the Company released these shares from escrow and plan to issue an additional 1,909,091 shares pursuant to the adjustment provision in the SSI asset purchase agreement.
(Note V).

Senior Convertible Debentures

On February 11, 2008, the Purchasers executed a letter agreement with MSTI containing, among other things, in the event Frank Matarazzo ceases being our Chief Executive Officer of MSTI, that would be an event of default under the Debentures.

NOTE R - MINORITY INTEREST IN SUBSIDIARY

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

For the twelve months ended ended December 31, 2007 and 2006, the minority shareholder's share of the loss of MST was limited to $2,910,068 and $19,569, respectively. The minority interest in MST through May 24, 2007 was a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, any losses will be charged against the Company's operations, as majority owner. However, if future earnings do materialize, the majority owner should be credited to the extent of such losses previously absorbed in the amount of $545,745.

Minority interest at December 31, 2007 and December 31, 2006 amount to $2,978,918 and $0, respectively.

NOTE S - BUSINESS CONCENTRATION

Revenue from one (1) major customer approximated $1,436,838 or 10% of total revenues for the year ending December 31, 2007. Total sales of rental contract agreements (Note F) and the related capitalized equipment to Hospitality Leasing Corporation approximated $705,000 and $252,000 in the year ending December 31, 2006, and $439,000 and $0 in the year ending 2005, which constituted approximately 18% and approximately 18% of total revenue, respectively, and represented the only major customer for years then ended. Total accounts receivable of $290,990, or 10% of total accounts receivable, was due from these customers as of December 31, 2007.  Total accounts receivable of $8,774, or 2% of total accounts receivable, was due from Hospitality Leasing Corporation as of December 31, 2006. There was no outstanding accounts receivable from these major customers as of December 31, 2005.

Purchases from two (2) major suppliers approximated $2,126,137 or 36% of purchases, $446,038 or 61% of purchases, and $598,000 or 48% of purchases for the years ended December 31, 2007, 2006 and 2005, respectively. Total accounts payable of approximately $761,033 or 19% of total accounts payable was due to these three suppliers as of December 31, 2007, and approximately $1,871 or 0.3% of total accounts payable was due to these three suppliers as of December 31, 2006.

NOTE T - NET INVESTMENT IN SALES-TYPE LEASES

Ethostream, LLC’s net investment in sales-type leases as of December 31, 2007 and 2006 consists of the following:

	2007	2006
Total Minimum Lease Payments to be Received	$30,000	$-
Less: Unearned Interest Income	(2,330)	-
Net Investment in Sales-Type Leases	27,670	-
Less: Current Maturities	(16,501)	-
Non-Current Portion	$11,169	$-

Aggregate future minimum lease payments to be received under the above leases are as follows as of December 31, 2007:

2008	$18,291
2009	10,797
2010	912
2011	-
$30,000

NOTE U - EMPLOYEE BENEFIT PLAN

MSTI maintains a defined contribution profit sharing plan for employees (the “401(k)”), that is administered by a committee of trustees appointed by MSTI. All MSTI employees are eligible to participate upon the completion of three months of employment, subject to minimum age requirements. Each year MSTI makes a contribution to the 401(k) without regard to current or accumulated net profits of MSTI. These contributions are allocated to participants in amounts of  100% of the participants’ contributions up to 1% of each participant’s gross pay, then 10% of the next 5% of each participant’s gross pay (a higher contribution percentage may be determined at MSTI’s discretion).  In addition, MSTI makes a one-time, annual contribution of 3% of each participant’s gross pay to each participant’s contribution account in the 401(k) plan.  Participants become vested in equal portions of their MSTI contribution account for each year of service until full vesting occurs upon the completion of six years of service. Distributions are made upon retirement, death or disability in a lump sum or in installments. The expense for these benefits was $65,812 for the period ending December 31, 2007.

NOTE V - SUBSEQUENT EVENTS

Amendments to Stock Purchase Warrants

On February 1, 2008, the Board of Directors of Telkonet, Inc. approved an amendment to the stock purchase warrants held by Enable Opportunity Partners, L.P., Pierce Diversified Strategy Master Fund, LLC, Ena and Enable Growth Partners, L.P. to reduce the exercise price under such warrants from $4.17 per share to $0.6978258 per share.  The warrants entitled the holders to purchase an aggregate of up to 3,380,000 shares of Telkonet’s common stock.  These warrants were originally granted in connection with two private placements that were completed in September 2006 and February 2007.

On February 7, 2008, Enable Opportunity Partners, L.P., Pierce Diversified Strategy Master Fund, LLC, Ena and Enable Growth Partners, L.P. exercised all of their warrants on a cashless basis using the a five day volume average weighted price (VWAP) as of January 31, 2008 of $.99 resulting in the issuance of 1,000,000 shares of Company common stock and a return of 2,380,000 to shares authorized.

As a result of this amendment to the warrants, Telkonet expects to have a one-time “non-cash” charge of approximately $1,700,000, which is comprised of approximately $1,200,000 attributable to the amendment to the foregoing warrants and approximately $500,000 attributable to anti-dilution provisions of certain other outstanding stock purchase warrants.

Private Placement

On February 8, 2008, Telkonet, Inc. completed a private placement of 2.5 million shares of its common stock for aggregate gross proceeds of $1.5 million.  The proceeds of this private placement were primarily used to repay the Senior Promissory Note issued by Telkonet to GRQ Consultants, Inc. that became due on January 28, 2008.

Financing Agreement

On February 13, 2008, Telkonet, Inc. entered into a Factoring and Security Agreement (the “Agreement”) with Thermo Credit, LLC (“Thermo”), pursuant to which Thermo has agreed to lend to Telkonet, on a revolving basis, up to $2,500,000.  The Agreement has a two year term and is secured by substantially all of the Company’s accounts receivable.  The proceeds will be used for general working capital needs.

Purchase Price Contingency

As of March 9, 2008, Telkonet owed an additional 1,909,091 shares of its common stock to the sellers of Smart Systems International to satisfy the adjustment provision for the number of shares held in escrow to satisfy the indemnification provisions of the purchase agreement.