Form 10-Q
period 2008-03-31
TELKONET INC
filed 2008-05-12
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

For the period ended March 31, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 77,885,880 shares of Common Stock ($.001 par value) as of May 1, 2008.

TELKONET, INC.
FORM 10-Q for the Quarter Ended March 31, 2008

Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:	2
March 31, 2008 and December 31, 2007

Condensed Consolidated Statements of Operations and Comprehensive Loss:	3
Three Months Ended March 31, 2008 and 2007

Condensed Consolidated Statement of Stockholders’ Equity	4
January 1, 2008 through March 31, 2008

Condensed Consolidated Statements of Cash Flows:	5
Three Months Ended March 31, 2008 and 2007

Notes to Unaudited Condensed Consolidated Financial Statements:	7
March 31, 2008

Item 2. Management’s Discussion and Analysis	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	36

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION	37

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits	38

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	(unaudited) March 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$458,405	$1,629,583
Accounts receivable, net of allowance for doubtful accounts of $167,106 and $111,957 at March 31, 2008 and December 31, 2007, respectively	381,756	2,134,978
Due from receivable factoring	411,637	-
Investment in sales type leases	11,868	16,501
Inventories	2,559,704	2,578,084
Prepaid expenses and deposits	892,100	645,022
Total current assets	4,715,470	7,004,168

Property and equipment, at cost:
Furniture and equipment	1,669,495	1,660,493
Less: accumulated depreciation	866,904	809,915
Total property and equipment, net	802,591	850,578

Equipment under operating leases, at cost:
Telecommunications and related equipment, at cost	172,007	313,941
Less: accumulated depreciation	107,858	243,894
Total equipment under operating leases, net	64,149	70,047

Cable and related equipment:
Telecommunications and related equipment, at cost	6,312,066	5,764,645
Less: accumulated depreciation	1,632,175	1,537,862
Total cable and related equipment, net	4,679,891	4,226,783

Other assets:
Long-term investments	62,803	62,803
Marketable securities	4,002,200	4,541,167
Intangible assets, net of accumulated amortization of $1,094,381 and $895,085 at March 31, 2008 and December 31, 2007, respectively	6,249,733	6,449,029
Financing costs, net of accumulated amortization of $253,298 and $168,353 at March 31, 2008 and December 31, 2007, respectively	714,875	697,461
Goodwill	14,670,455	14,670,455
Deposits and other	170,993	168,854
Total other assets	25,871,059	26,589,769

Total Assets	$36,133,160	$38,741,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,093,702	$7,354,177
Capital lease payable – current	36,663	-
Related party advances	200,000	-
Senior note payable, net of debt discounts	-	1,470,820
Registration rights liability	-	500,000
Deferred revenue	237,942	250,613
Other	392,680	419,222
Total current liabilities	8,960,987	9,994,832

Long-term liabilities:
Convertible debentures, net of debt discounts	3,836,724	4,432,342
Capital lease payable – non current	191,656	-
Deferred lease liability and other	60,070	67,112
Total long-term liabilities	4,088,450	4,499,454

Commitments and contingencies	-	-
Minority interest	3,855,877	2,978,918

Stockholders’ equity
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at March 31, 2008 and December 31, 2007	-	-
Common stock, par value $.001 per share; 100,000,000 shares authorized; 74,539,455 and 70,826,544 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	74,539	70,827
Additional paid-in-capital	115,629,084	112,013,093
Accumulated deficit	(95,936,810)	(90,815,779)
Accumulated comprehensive loss	(538,967)	-
Stockholders’ equity	19,227,846	21,268,141

Total Liabilities and Stockholders’ Equity	$36,133,160	$38,741,345

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For The Three Months Ended March 31,
	2008	2007
Revenues, net:
Product	$3,374,826	$637,856
Rental	1,584,195	608,413
Total revenue	4,959,021	1,246,269

Cost of sales:
Product	2,551,939	429,468
Rental	1,290,264	886,993
Total cost of sales	3,842,203	1,316,461

Gross profit	1,116,818	(70,192)

Costs and expenses:
Research and development	665,122	474,603
Selling, general and administrative	3,585,510	4,260,111
Non-employee stock based compensation	81,500	-
Employee stock based compensation	222,198	354,186
Employee stock based compensation of subsidiary	133,301	-
Depreciation and amortization	256,284	151,147
Total operating expenses	4,943,915	5,240,047

Loss from operations	(3,827,097)	(5,310,239)

Other income (expenses):
Interest income	26,590	42,347
Interest expense	(1,002,709)	(133,584)
Registration rights liquidated damages of subsidiary	500,000	-
Other income	270,950	-
Other expense	(1,598,203)	-
Total other income (Expenses)	(1,803,372)	(91,237)

Loss before provision for income taxes	(5,630,469)	(5,401,476)
Provision for income taxes	-	-
Loss before minority interest	(5,630,469)	(5,401,476)

Minority interest	509,438	-

Net loss	$(5,121,031)	$(5,401,476)

Loss per common share (basic and assuming dilution)	$(0.07)	$(0.09)

Weighted average common shares outstanding	71,848,016	58,606,420

Comprehensive loss:
Net loss	(5,121,031)	(5,401,476)
Unrealized loss on investment	(538,967)	-
Comprehensive loss	$(5,659,998)	(5,401,476)

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2008 THROUGH MARCH 31, 2008

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at January 1, 2008	-	-	70,826,544	$70,827	$112,013,093	$(90,815,779)	$-	$21,268,141

Shares issued in exchange for services rendered at approximately $0.89 per share	-	-	212,911	213	190,194	-	-	190,407

Shares issued for cashless warrants exercised	-	-	1,000,000	1,000	(1,000)	-	-	-

Shares Issued in connection with Private Placement	-	-	2,500,000	2,500	1,497,500	-	-	1,500,000

Value of additional warrants issued in conjunction with anti-dilution provision	-	-	-	-	108,896	-	-	108,896

Stock-based compensation expense related to the re-pricing of investor warrants	-	-	-	-	1,598,203	-	-	1,598,203

Stock-based compensation expense related to employee stock options	-	-	-	-	222,198	-	-	222,198

Holding loss on available for sale securities							(538,967)	(538,967)

Net Loss	-	-	-	-	-	(5,121,031)	-	(5,121,031)

Balance at March 31, 2008	-	-	74,539,455	$74,539	$115,629,084	$(95,936,810)	$(538,967)	$19,227,846

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss from operating activities	$(5,121,031)	$(5,401,476)
Adjustments to reconcile net loss from operations to cash used in operating activities
Minority interest	(509,438)	-
Registration rights liquidated damages	(500,000)	-
Write-off of fixed assets in conjunction with loss on sublease	-	64,608
Amortization of financing costs	84,945	-
Amortization of debt discount on convertible debentures	686,968	-
Value of additional warrants issued	1,736,279	131,009
Stock based compensation to employees and consultants in exchange for services rendered	545,906	508,149
Depreciation, including depreciation of equipment under operating leases and cable and related equipment	475,613	321,146
Increase / decrease in:
Accounts receivable	1,740,071	42,132
Due from receivable factoring	(411,637)	-
Inventory	18,380	(130,631)
Prepaid expenses and deposits	(99,217)	(286,327)
Customer deposits and other current liability	(26,542)	9,683
Accounts payable and accrued expenses	575,408	(33,447)
Deferred revenue	(14,999)	(37,848)
Other	4,633	-
Net Cash (Used in) Operating Activities	(814,661)	(4,813,002)

Cash Flows from Investing Activities:
Costs of equipment under operating leases and cable and related equipment	(440,353)	(276,292)
Investment in subsidiaries	-	(3,775,000)
Purchase of property and equipment, net	(9,001)	(34,760)
Net Cash (Used in) Investing Activities	(449,354)	(4,086,052)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net of costs	1,500,000	9,610,000
Proceeds from officer advances	200,000	-
Proceeds from exercise of stock options and warrants	-	31,000
Financing costs	(102,359)	-
Repayment of capital lease and other	(4,804)	-
Repayment of senior note	(1,500,000)	-
Repayment of subsidiary loans	-	(198,959)
Net Cash Provided by (Used in) Financing Activities	92,837	9,442,041

Net Increase (Decrease) in Cash and Cash Equivalents	(1,171,178)	542,987

Cash and cash equivalents at the beginning of the period	1,629,583	1,644,037

Cash and cash equivalents at the end of the period	$458,405	$2,187,024

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2008	2007
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$103,520	$-
Income taxes paid	-	-

Non-cash transactions:
Issuance of shares for purchase of subsidiary	-	15,756,097
Amortization of debt discount on convertible debentures	686,968	-
Value of additional warrants issued	1,736,279	131,009
Stock based compensation to employees and consultants in exchange for services rendered	545,906	508,149
Allowance for doubtful accounts – subsidiary	-	137,000
Registration rights liquidated damages of subsidiary	(500,000)	-
Capital lease advances	226,185	-

Acquisition of subsidiary (Note B):
Assets acquired	$-	$4,386,762
Goodwill	-	15,797,894
Liabilities assumed	-	(1,303,559)
Common stock issued	-	(15,756,097)
Direct acquisition costs	-	(250,000)
Cash paid for acquisition	$-	$(2,875,000)

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

In July 2007, MST, the wholly-owned subsidiary of the Company’s majority owned subsidiary MSTI Holdings Inc., acquired substantially all of the assets of Newport Telecommunications Co., a New Jersey general partnership. Pursuant to the terms of the acquisition, the total consideration paid was $2,550,000, consisting of unregistered shares of the Company’s common stock, equal to $1,530,000, and (ii) $1,020,000 in cash, subject to adjustments. The total consideration will be increased or decreased depending on the number of subscriber accounts acquired in the acquisition that were in good standing at that time.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc. and Ethostream and 63%-owned subsidiary MSTI Holdings Inc. (reported as the Company’s MST segment). Significant intercompany transactions have been eliminated in consolidation.

Investments in entities over which the Company has significant influence, typically those entities that are 20 to 50 percent owned by the Company, are accounted for using the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $5,121,031 for the three months ended March 31, 2008, accumulated deficit of $95,936,810 and a working capital deficit of $4,245,517 as of March 31, 2008.

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue as a going concern. Management intends to raise capital through asset-based financing and/or the sale of its stock in private placements.  Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. There can be no assurance that the Company will be sucessful in obtaining this additional funding.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $167,106 and $111,957 at March 31, 2008 and December 31, 2007, respectively.

Investments

Telkonet maintained investments in two publicly-traded companies for the three months ended March 31, 2008.  The Company has classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Unrealized losses of $538,967 were recorded for the three months ended March 31, 2008 and there were no unrealized gains or losses for the three months ended March 31, 2007.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.  There were no realized gains or losses for the three months ended March 31, 2008 and 2007, respectively.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $5,121,031 and $5,401,476 for the three months ended March 31, 2008 and 2007, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $4,245,517 as of March 31, 2008.

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

MST accounts for the revenue, costs and expense related to residential cable services as the related services are performed in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs have exceeded installation revenue in all reported periods. Generally, credit risk is managed by disconnecting services to customers who are delinquent. The capitalized cost of this equipment is depreciated from three to ten years, on a straight-line basis down to the Company's original estimate of the projected value of the equipment at the end of the scheduled lease term and appears on the Balance Sheet in "Cable and Related Equipment."

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

Revenue from sales-type leases for Ethostream products is recognized at the time of lessee acceptance, which follows installation. The Company recognizes revenue from sales-type leases at the net present value of future lease payments. Revenue from operating leases is recognized ratably over the lease period.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of March 31, 2008 and December 31, 2007. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the three months ended March 31, 2008 and the year ended December 31, 2007, the Company experienced approximately three percent of units returned. As of March 31, 2008 and December 31, 2007, the Company recorded warranty liabilities in the amount of $122,943 and $102,534, respectively, using this experience factor.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006.  As of December 31, 2007, the Company had accrued an estimated penalty (see Note E).

On February 11, 2008, the investors executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  Therefore the Company has reversed the accrued expense for the potential liquidated damages during the three months ended March 31, 2008.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161).  The SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities and requires companies to better convey the purpose of derivative use in terms of the risks they intend to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact, if any, on our consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). This FSP addresses the issue of whether the transfer of financial assets and the repurchase financing transactions should be viewed as two separate transactions or as one linked transaction. The FSP includes a rebuttable presumption that the two transactions are linked unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. We do not expect the adoption of FSP FAS 140-3 to have a material impact, if any, on our consolidated financial statements.

NOTE B - ACQUISITION OF SUBSIDIARY

Acquisition of Microwave Satellite Technologies, Inc.

On January 31, 2006, the Company acquired a 90% interest in MST from Frank Matarazzo, the sole stockholder of MST, in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000. The purchase price of $9,000,000 was increased by $117,822 for direct costs related to the acquisition. These direct costs included legal, accounting and other professional fees. The cash portion of the purchase price was paid in two installments, $900,000 at closing and $900,000 in February 2007. The stock portion is payable from shares held in escrow, 400,000 shares at closing and the remaining 1,200,000 “purchase price contingency” shares issued based on the achievement of 3,300 subscribers (as defined in Section 2.3 of the purchase agreement) over a three year period. In the year ended December 31, 2006, the Company issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to Goodwill.

On May 24, 2007, MST completed a merger transaction pursuant to which it became a wholly-owned subsidiary of MSTI Holdings, Inc. (formerly Fitness Xpress, Inc.), an inactive publicly registered shell corporation with no significant assets or operations. As a result of the merger, there was a change in control of the public shell corporation. In accordance with SFAS No. 141, MST was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the transaction represented a recapitalization of MST’s capital structure. For accounting purposes, the Company accounted for the transaction as a reverse acquisition and MST is the surviving entity. MST did not recognize goodwill or any intangible assets in connection with the transaction. In connection with the acquisition, the Company’s 90% interest in MST was converted to a 63% interest in MSTI Holdings, Inc.

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

Acquisition of Smart Systems International, Inc.

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $6,875,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. The Company is obligated to register the stock portion of the purchase price on or before May 15, 2007 and on March 14, 2008, this registration statement was declared effective.  Additionally, 1,090,909 of these shares were held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement could be satisfied. The aggregate number of shares held in escrow was subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.  On March 12, 2008, the Company released these shares from escrow and issued an additional 1,909,091 shares pursuant to the adjustment provision in the SSI asset purchase agreement.

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

The subscriber list was valued at $2,900,000 with an estimated useful life of twelve years. This intangible was amortized using that life, and amortization from the date of the acquisition through March 31, 2008, was taken as a charge against income in the consolidated statement of operations.

In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.  We completed our annual impairment testing during the fourth quarter of 2007, and determined that there was no impairment to the carrying value of goodwill.

Acquisition of Newport Telecommunications Co. by Subsidiary

On July 18, 2007, Microwave Satellite Technologies, Inc., the wholly-owned subsidiary of the Company’s majority owned subsidiary MSTI Holdings Inc., acquired substantially all of the assets of Newport Telecommunications Co., a New Jersey general partnership (“Newport”), relating to Newport’s business of providing broadband internet and telephone services at certain residential and commercial properties in the development known as Newport in Jersey City, New Jersey. Pursuant to the terms of the Newport acquisition, the total consideration paid was $2,550,000, consisting of (i) 866,856 unregistered shares of the Company’s common stock, equal to $1,530,000 (which is based on the average closing prices for the Company common stock for the ten trading days immediately prior to the closing date), and (ii) $1,020,000 in cash.

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

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of the Telkonet, MST, SSI, Ethostream and Newport businesses as if the combination had occurred at the beginning of the periods presented compared with the actual results of operations of Telkonet for the same period. The unaudited pro forma condensed combined results of operations do not purport to represent what the companies’ combined results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of Telkonet’s future results.

	Three Months Ended March 31,
	Proforma 2008	Proforma 2007
Product revenue	$3,374,826	$1,771,138
Recurring revenue	1,584,195	1,267,139
Total	4,959,021	3,038,277

Net (loss)	$(5,121,031)	$(5,634,175)
Basic (loss) per share	$(0.07)	$(0.09)
Diluted (loss) per share	$(0.07)	$(0.09)

NOTE C - INTANGIBLE ASSETS AND GOODWILL

As a result of the MST acquisition at January 31, 2006 and the Ethostream acquisition on March 15, 2007 and MST’s acquisition of Newport on July 18, 2007, the Company had intangibles totaling $7,344,114 at March 31, 2008 (Note B).

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.   The Company has determined that the value of MST’s capitalized cable and related equipment has been impaired based upon management’s assessment of forecasted discounted cash flow from subscriber revenue and has written off $493,512 of its value, based on the lower of the carrying amount or the fair value less costs to sell, for the year ended December 31, 2007.

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

We have applied the same discounted cash flow methodology to the assessment of value of the intangible assets of Ethostream, during the acquisition completed on March 15, 2007, for purposes of determining the purchase price.

The MST subscriber list was determined to have an eight-year life. This intangible was amortized using that life and amortization from the date of the acquisition through December 31, 2007 was taken as a charge against income in the consolidated statement of operations.

Total identifiable intangible assets acquired and their carrying values at December 31, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – MST	$4,444,114	$(703,765)	3,740,349		8.0
Subscriber lists - Ethostream	2,900,000	$(191,320)	2,708,680	$-	12.0

Total Amortized Identifiable Intangible Assets	7,344,114	$(895,085)	6,449,029	-	9.6
Unamortized Identifiable Intangible Assets:	None
Total	$7,344,114	$(895,085)	6,449,029	$-	9.6

Total identifiable intangible assets acquired and their carrying values at March 31, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – MST	$4,444,114	$(842,642)	3,601,472		8.0
Subscriber lists - Ethostream	2,900,000	$(251,739)	2,648,261	$-	12.0

Total Amortized Identifiable Intangible Assets	7,344,114	$(1,094,381)	6,249,733	-	9.6
Unamortized Identifiable Intangible Assets:	None
Total	$7,344,114	$(1,094,381)	6,249,733	$-	9.6

Total amortization expense charged to operations for the three months ended March 31, 2008 was $199,295. Estimated amortization expense as of March 31, 2008 is as follows:

Fiscal
April 1 through December 31, 2008	597,886
2009	797,181
2010	797,181
2011	797,181
2012 and after	3,260,305
Total	$6,249,733

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $1,977,768 as a result of the acquisition of MST during the year ended December 31, 2006, and additional $14,670,455 as a result of the acquisition of Ethostream and SSI during the year ended December 31, 2007 (Note B).  At December 31, 2007, the Company has determined that the value of MST’s goodwill has been impaired based upon management’s assessment of operating results and forecasted discounted cash flow and has written off the entire $1,977,768 of its value.

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.  Inventories consist of the primary components of the Telkonet iWire System™, which are Gateways, Extenders, iBridges and Couplers, and the primary components of the Telkonet SmartEnergy energy management solution, which are thermostats, sensors and controllers.

Components of inventories as of March 31, 2008 and December 31, 2007 are as follows:

	2008	2007
Raw Materials	$555,514	$928,739
Finished Goods	2,004,190	1,649,345
Total	$2,559,704	$2,578,084

NOTE E - SENIOR CONVERTIBLE DEBENTURES AND SENIOR NOTES PAYABLE

Senior Convertible Debentures

A summary of convertible promissory notes payable at March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007
Senior Convertible Debentures, accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at MSTI Holdings Inc.’s option, and mature on April 30, 2010	$6,576,350	$6,576,350
Original Issue Discount - net of accumulated amortization of $438,625 and $307,038 at March 31, 2008 and December 31, 2007, respectively.	(87,725)	(219,312)
Debt Discount - beneficial conversion feature, net of accumulated amortization of $583,086 and $283,464 at March 31, 2008 and December 31, 2007, respectively.	(1,516,023)	(1,174,351)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $436,881 and $181,118 at March 31, 2008 and December 31, 2007, respectively.	(1,135,878)	(750,347)

Total	$3,836,724	$4,432,342
Less: current portion	-	-
	$3,836,724	$4,432,342

Aggregate maturities of long-term debt as of December 31, 2007 are as follows:

For the twelve months ended March 31,	Amount
2009	-
2010	6,576,350
$6,576,350

During the year ended December 31, 2007, MSTI Holdings Inc., issued senior convertible debentures (the "Debentures") having a principal value of $6,576,350 to investors, including an original issue discount of $526,350, in exchange for $6,050,000 from investors, exclusive of placement fees. The original issue discount to the Debentures is amortized over 12 months. The Debentures accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the Debentures, payable quarterly in cash or common stock, at MSTI Holdings Inc.’s option, and mature on April 30, 2010. The Debentures are not callable and are convertible at a conversion price of $0.65 per share into 10,117,462 shares of MSTI Holdings Inc. common stock, subject to certain limitations.  The Note Debenture holders are subject to a “Beneficial Ownership Limitation” pursuant to which the number of shares of common stock of MSTI Holdings, Inc. held by such noteholders immediately following conversion of the Debenture shall not exceed 4.99% of all of the issued and outstanding common stock of MSTI Holdings, Inc.  The Debentures are senior indebtedness and the holders of the Debentures have a security interest in all of MST assets and its subsidiaries.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), MST recognized an imbedded beneficial conversion feature present in the Debentures. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to the MST additional paid in capital included in the Company’s minority interest. The Company recognized and measured an aggregate of $1,457,815 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Debentures issued during the year ended December 31, 2007. The debt discount attributed to the beneficial conversion feature is amortized over the Debentures maturity period (three years) as interest expense.  On February 11, 2008, the Debenture holders executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  In connection with this waiver, the Company has recognized an additional $641,294 of debt discount attributed to the beneficial conversion feature for the three months ended March 31, 2008.

In connection with the placement of the Debentures, MSTI Holdings, Inc. also issued to the Debenture holders, five-year warrants to purchase an aggregate of 5,058,730 shares of MSTI Holdings, Inc. common stock at an exercise price of $1.00 per share. MSTI Holdings Inc. valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 54%. The $931,465 of debt discount attributed to the value of the warrants issued is amortized over the Debentures maturity period (three years) as interest expense.  On February 11, 2008, the Debenture holders executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  In connection with this waiver, the Company has recognized an additional $641,294 of debt discount attributed to the value of the warrants issued for the three months ended March 31, 2008.

In connection with the issuance of the Debentures, MSTI Holdings Inc. incurred placement fees of $423,500. Additionally, MSTI Holdings Inc. issued such agents five-year warrants to purchase 708,222 shares of MSTI Holdings Inc. common stock at an exercise price of $1.00.

The Company amortized the original issue discount, the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $131,588, $299,622, and $255,763, respectively, for the three months ended March 31, 2008.

Registration Rights Liquidated Damages

On May 24, 2007, MSTI Holdings, Inc. completed a private placement, pursuant to which 5,597,664 shares of common stock and five-year warrants to purchase 2,798,836 shares of common stock were issued at an exercise price of $1.00 per share, for total proceeds of $2,694,020.  Additionally, MSTI Holdings, Inc. also sold Debentures (as previously described) for total proceeds of $6,050,000.  The Debentures bear interest at a rate of 8% per annum, commencing on the first anniversary of the original issue date of the Debentures, payable quarterly in cash or common stock, at MSTI Holdings, Inc. option, and mature on April 30, 2010. The Debentures are not callable and are convertible at a price of $0.65 per share into 10,117,462 shares of MSTI Holdings, Inc. common stock.  In addition, holders of the Debentures received five-year warrants to purchase an aggregate of 5,058,730 shares of MSTI Holdings, Inc. common stock at an exercise price of $1.00 per share.

MSTI Holdings, Inc. agreed to file a “resale” registration statement with the SEC within 60 days after the final closing of the private placement and the issuance of the Debentures covering all shares of common stock sold in the private placement and underlying the Debentures, as well as the warrants attached to the private placement. MSTI Holdings, Inc. also agreed to use its best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible and, in any event, within 120 days after the initial closing of the private placement and the issuance of the Debentures.

In addition, with respect to the shares of common stock sold in the private placement and underlying the warrants, MSTI Holdings, Inc. agreed to maintain the effectiveness of the “resale” registration statement from the effective date until the earlier of (i) 18 months after the date of the closing of the private placement or (ii) the date on which all securities registered under the registration statement (a) have been sold, or (b) are otherwise able to be sold pursuant to Rule 144, at which time exempt sales may be permitted for purchasers of the common stock in the private placement, subject to MSTI Holdings right to suspend or defer the use of the registration statement in certain events.

The registration rights agreement requires the payment of liquidated damages to the investors of approximately 1% per month of the aggregate proceeds of $9,128,717, or the value of the unregistered shares at the time that the liquidated damages are assessed, until the registration statement is declared effective.  In accordance with EITF 00-19-2, the Company evaluated the likelihood of achieving registration statement effectiveness.  Accordingly, the Company accrued $500,000 as of December 31, 2007, to account for these potential liquidated damages until the expected effectiveness of the registration statement is achieved.

On February 11, 2008, the investors executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  As a result, the Company has reversed the accrued expense for the potential liquidated damages during the three months ended March 31, 2008.

Senior Note Payable

A summary of the senior notes payable at March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007
Senior Note Payable, accrues interest at 6% per annum, and matures on the earlier to occur of (i) the closing of the Company’s next financing, or (ii) January 28, 2008.	$-	$1,500,000
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $195,924 and $166,744 at March 31, 2008 and December 31, 2007, respectively.	-	(29,180)

Total	$-	$1,470,820
Less: current portion	-	1,470,820
	$-	$-

On July 24, 2007, Telkonet entered into a Senior Note Purchase Agreement with GRQ Consultants, Inc. (“GRQ”) pursuant to which the Company issued to GRQ a Senior Promissory Note (the “Note”) in the aggregate principal amount of $1,500,000. The Note was due and payable on the earlier to occur of (i) the closing of the Company’s next financing, or (ii) January 28, 2008, and bore interest at a rate of six (6%) percent per annum. The Company incurred approximately $25,000 in fees in connection with this transaction. The net proceeds from the issuance of the Note were for general working capital needs.  On February 8, 2008, this note was repaid in full including $49,750 in accrued but unpaid interest from the issuance date through the date of repayment.

In connection with the issuance of the Note, the Company also issued to GRQ warrants to purchase 359,712 shares of common stock at $4.17 per share. These warrants expire five years from the date of issuance. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 76%. The $195,924 of debt discount attributed to the value of the warrants issued is amortized over the note maturity period (six months) as non-cash interest expense. The Company amortized the value of the attached warrants, and recorded non-cash interest expense in the amount of $29,180, respectively, for the three months ended March 31, 2008.

NOTE F - FACTORING AGREEMENT

In February 2008, the Company entered into a factoring agreement to sell, without recourse, certain receivables to an unrelated third party financial institution in an effort to accelerate cash flow.  Under the terms of the factoring agreement the maximum amount of outstanding receivables at any one time is $2.5 million.  Proceeds on the transfer reflect the face value of the account less a discount.  The discount is recorded as interest expense in the Consolidated Statement of Operations in the period of the sale.  Net funds received reduced accounts receivable outstanding while increasing cash.  Fees paid pursuant to this arrangement are included in “Interest expense” in the Consolidated Statement of Operations and amounted to $44,206 for the three months ended March 31, 2008.

NOTE G - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of March 31, 2008, and December 31, 2007, the Company has no preferred stock issued and outstanding. The Company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2008, and December 31, 2007, the Company has 74,539,455 and 70,826,544 shares, respectively, of common stock issued and outstanding.

During the three months ended March 31, 2008, the Company amended certain stock purchase warrants held by private placement investors to reduce the exercise price under such warrants from $4.17 per share to $0.6978258 per share.  The warrants entitled the holders to purchase an aggregate of up to 3,380,000 shares of Telkonet common stock.   Subsequently, these private placement investors exercised all of their warrants on a cashless basis using the a five day volume average weighted price (VWAP) as of January 31, 2008 of $.99 resulting in the issuance of 1,000,000 shares of Company common stock.

During the three months ended March 31, 2008, the Company issued 212,911 shares of common stock to consultants for services performed.  These shares were valued at $190,407, which approximated the fair value of the shares issued during the period services were completed and rendered.

During the three months ended March 31, 2008, Telkonet completed a private placement with one investor for aggregate gross proceeds of $1.5 million.  Pursuant to this private placement, the Company issued 2,500,000 shares of common stock valued at $0.60 per share.

NOTE H - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	4,433,429	5.09	$1.04	4,099,929	$1.00
$2.00 - $2.99	1,632,500	6.78	$2.52	1,393,000	$2.49
$3.00 - $3.99	1,615,000	7.08	$3.29	956,250	$3.37
$4.00 - $4.99	130,500	6.96	$4.38	82,250	$4.42
$5.00 - $5.99	135,000	6.86	$5.24	77,000	$5.22
	7,946,429	5.90	$1.92	6,608,429	$1.75

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2006	10,151,078	$1.85
Granted	1,125,000	3.01
Exercised	(2,051,399)	1.30
Cancelled or expired	(703,750)	2.67
Outstanding at December 31, 2006	8,520,929	$2.06
Granted	935,000	2.55
Exercised	(118,500)	1.05
Cancelled or expired	(1,232,000)	3.00
Outstanding at December 31, 2007	8,105,429	$1.98
Granted	160,000	1.00
Exercised	-	-
Cancelled or expired	(319,000)	2.89
Outstanding at March 31, 2008	7,946,429	$1.92

The weighted-average fair value of stock options granted to employees during the three months ended March 31, 2008 and 2007 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2008	2007
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.0%	4.8%
Expected stock price volatility	74%	70%
Expected dividend payout	-	-
Expected option life (in years)	5.0	5.0
Fair value per share of options granted	$0.62	$1.57

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

The total intrinsic value of the options exercised for the three months ended March 31, 2007 was $52,390. There were no options exercised during the three months ended March 31, 2008.  Additionally, the total fair value of shares vested during the three months ended March 31, 2008 and 2007 was $222,198 and $354,186, respectively.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the three months ended March 31, 2008 and 2007 was $355,499 and $354,186, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of December 31, 2007 is $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	1,815,937	4.09	$1.00	1,815,937	$1.00

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2006	1,841,774	$1.00
Granted	-	-
Exercised	(25,837)	1.00
Canceled or expired	-	-
Outstanding at December 31, 2006	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2008	1,815,937	$1.00

There were no non-employee stock options vested during the three months ended March 31, 2008 and 2007, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.60	856,739	3.84	$0.60	856,739	$0.60
$2.59	862,452	3.37	$2.59	862,452	$2.59
$4.17	359,712	4.31	$4.17	359,712	$4.17
$4.39	2,598,506	3.24	$4.39	2,598,506	$4.39
	4,677,409	3.45	$4.15	4,677,409	$4.15

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2006	1,230,000	$4.31
Granted	3,657,850	4.03
Exercised	(47,750)	1.15
Canceled or expired	(282,250)	2.64
Outstanding at December 31, 2006	4,557,850	$4.20
Granted	3,115,777	4.18
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	7,673,627	$4.15
Granted	383,782	4.39
Exercised (Note G)	(3,380,000)	0.70	*
Canceled or expired	-	-
Outstanding at March 31, 2008	4,677,409	$3.35
______________
*The warrants were issued to Enable Capital and originally priced at $4.17 per share.  In February 2008, these warrants were re-priced to $0.6978258 per share and the holders exercised the warrants on a cashless basis and received 1,000,000 shares

The Company granted 383,782 and 79,320 warrants to Convertible Senior Notes holders (Note E), 0 and 2,600,000 warrants to private placement investors (Note G), and 0 and 76,739 compensatory warrants to non-employees during the three months ended March 31, 2008 and 2007, respectively.  There was no warrant expense recorded for the three months ended March 31, 2008.  The estimated value of compensatory warrants granted during the three months ended March 31, 2007 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of approximately 4.75%, a dividend yield of 0% and volatility of 70%. Compensation expense of $139,112 was charged to operations for the three months ended March 31, 2007, respectively. The purchase price of the warrants issued to Convertible Senior Noteholders was adjusted from $4.70 to $4.39 per share and approximately 79,000 additional warrants were issued during the three months ended March 31, 2008 in accordance with the anti-dilution protection provision of the Convertible Senior Notes Payable Agreement dated October 27, 2005 (Note E), upon the issuance of the 2,500,000 shares of common stock to a private placement investor (Note G) for a price per share lower than $4.70.

In February 2008, the Company amended certain stock purchase warrants held by private placement investors to reduce the exercise price under such warrants from $4.17 per share to $0.6978258 per share.  The warrants entitled the holders to purchase an aggregate of up to 3,380,000 shares of Telkonet’s common stock.   Subsequently, these private placement investors exercised all of their warrants on a cashless basis using the a five day volume average weighted price (VWAP) as of January 31, 2008 of $.99 resulting in the issuance of 1,000,000 shares of Company common stock.  The Company has accounted for the amended warrants issued, valued at $1,224,236, as other expense using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, an average risk-free interest rate of 3.5% a dividend yield of 0% and volatility of 70%.  In addition, during the three months ended March 31, 2008, the Company recorded non-cash expenses of $482,863 for the re-pricing of outstanding warrants in accordance with the anti-dilution provision of the warrant agreements.

NOTE I - BUSINESS SEGMENTS

The Company's reportable operating segments are strategic businesses differentiated by the nature of their products, activities and customers and are described as follows:

Telkonet (TKO) is a leading provider of innovative, centrally-managed solutions for integrated energy management, networking, building automation and proactive support solutions.

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

Financial data relating to reportable operating segments is as follows:

	Three Months ended March 31,
	2008	2007
	(In thousands of U.S. $)
Revenues:
Telkonet	$4,037	$759
MST	922	487
Total revenue	$4,959	$1,246

Gross Profit
Telkonet	$1,143	$233
MST	(27)	(303)
Total gross profit	$1,116	$(70)

Loss from Operations:
Telkonet	$(2,458)	$(4,147)
MST	(1,369)	(1,163)
Total operating loss	$(3,827)	$(5,310)

	March 31, 2008	December 31 2007
	(In thousands of U.S. $)
Assets
Telkonet	$25,559	$29,492
MST	10,574	9,249
Total assets	$36,133	$38,741

NOTE J - COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company leases office space under a sub-lease agreement through November 2010 for office space which occupies approximately 11,600 square feet in Germantown, MD.  In April 2007, the Company entered into a sub-lease agreement for an additional 4,800 square feet of adjacent office space through December 2015.

In April 2005, the Company entered into a three-year lease agreement for 6,742 square feet of commercial office space in Crystal City, Virginia. Pursuant to this lease, the Company agreed to assume a portion of the build-out cost for this facility.   In February 2007, the Company agreed to sub-lease the Crystal City, Virginia office through the remaining term of the contract resulting in a loss of approximately $192,000.  This lease terminated in March 2008.

Additionally, the Company leases 2 corporate apartments through August 2008 in Germantown, MD.

MST, which was acquired by the Company in January 2006, presently leases 12,600 square feet of commercial office space in Hawthorne, New Jersey for its office and warehouse spaces. This lease will expire in April 2010.

In the year ended September 2006, the Company leased a vehicle for the then Chief Executive Officer. This lease expired in September 2008.

Following the acquisitions of Smart Systems International and Ethostream, the Company assumed leases on 9,000 square feet of office space in Las Vegas, NV for Smart Systems International on a month to month basis and 4,100 square feet of office space in Milwaukee, WI for Ethostream. The Ethostream lease expires in May 2011.  The Las Vegas, NV office lease expired on April 30, 2008.

Commitments for minimum rentals under non cancelable leases at March 31, 2008 are as follows:

April 1 through December 31, 2008	$532,814
2009	473,006
2010	306,675
2011	193,458
2012 and thereafter	449,625
Total	$1,955,578

Rental expenses charged to operations for the three months ended March 31, 2008, was $173,759.

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or the contractor terminates such engagement by written notice.

The Company entered into an exclusive financial advisor and consulting agreement in January 2007. The agreement provides a minimum consideration fee, not less than $250,000, in the event of an equity or financing transaction where the advisor is engaged. The agreement may be terminated with sixty days notification by either party.

On August 1, 2007, the Company entered into an agreement with Barry Honig, President of GRQ Consultants, Inc. (“GRQ”). Telkonet agreed to pay Mr. Honig 50,000 shares of common stock per month for six (6) months, to provide the Company with transaction advisory services.  This agreement was terminated in February 2008.  GRQ held a Senior Promissory Note issued by Telkonet on July 24, 2007, in the principal amount of $1,500,000.  On February 8, 2008, this note was repaid in full including $49,750 in interest accrued from the issuance date through the date of repayment.

Jason Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement, dated March 15, 2007.  Mr. Tienor’s employment agreement has a term of three years and provides for a base salary of $200,000 per year.

Jeff Sobieski, Executive Vice President, Energy Management, is employed pursuant to an employment agreement, dated March 15, 2007. Mr. Sobieski’s employment agreement has a term of three years for a base salary of $190,000 per year.

Frank T. Matarazzo, Chief Executive Officer, MSTI Holdings, Inc. is employed pursuant to an employment agreement that provides for an annual salary of $300,000 and expires December 31, 2011.

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

Purchase Price Contingency

In conjunction with the acquisition of MST on January 31, 2006, the purchase price contingency shares are price protected for the benefit of the former owner of MST (Note B). In the event the Company’s common stock price is below $4.50 per share upon the achievement of thirty three hundred (3,300) subscribers a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million. The price protection provision provides a cash benefit to the former owner of MST if the as-defined market price of the Company’s common stock is less than $4.50 per share at the time of issuance from the escrow on or before January 31, 2009. The issuance of additional shares or distribution of other consideration upon resolution of the contingency based on the Company’s common stock prices will not affect the cost of the acquisition. When the contingency is resolved or settled, and additional consideration is distributable, the Company will record the current fair value of the additional consideration and the amount previously recorded for the common stock issued will be simultaneously reduced to the lower current value of the Company’s common stock. In addition, the Company agreed to fully fund the MST three year business plan, established on January 31, 2006, to satisfy the benchmarks established to achieve 3,300 subscribers. In the event, for any reason, the Company materially fails to satisfy its obligations under the acquisition agreement, then the former owners of MST shall be entitled to the release of any and all consideration held in reserve. On May 8, 2008, the Company executed an agreement for a minimum commitment of $2.3 million to fund MST's business plan in accordance with Section 11.1 of the Purchase Agreement between Telkonet and Frank T. Matarazzo. In addition, the adjustment date for the achievement of MST's 3,300 subscribers has been extended an additional six months.

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

Of the stock issued in the SSI acquisition, 1,090,909 shares were being held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement could be satisfied. The aggregate number of shares held in escrow was subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.  On March 12, 2008, the Company released these shares from escrow and is obligated to issue an additional 1,909,091 shares pursuant to the adjustment provision in the SSI asset purchase agreement.

On October 19, 2007, the Company completed the acquisition of approximately 30.0% of the issued and outstanding shares of common stock of Geeks on Call America, Inc. (“GOCA”).  Under the terms of the stock purchase agreement, the Company acquired approximately 1,160,043 shares of GOCA common stock in exchange for 2,940,202 shares of the Company’s common stock for total consideration valued at approximately $4.5 million. The number of shares issued in connection with this transaction was determined using a per share price equal to the average closing price of the Company’s common stock on the American Stock Exchange (AMEX) during the ten trading days immediately preceding the closing date. The number of shares is subject to adjustment on the first to occur of (i) the date the registration statement relating to such shares is declared effective; and (ii) the date the shares become eligible for resale under Rule 144. The increase or decrease to the number of shares issued will be determined using a per share price equal to the average closing price of the Company’s common stock on the AMEX during the ten trading days immediately preceding the adjustment date.  On April 30, 2008, Telkonet issued an additional 3,046,425 shares of its common stock to the sellers of Geeks on Call America, Inc. to satisfy the adjustment provision.

Senior Convertible Debentures

On February 11, 2008, purchasers of MSTI Holdings, Inc. Debentures executed a letter agreement with MSTI Holdings, Inc. providing that, among other things, in the event Frank Matarazzo ceases being Chief Executive Officer of MSTI Holdings, Inc. will be in default under the Debentures.

NOTE K - MINORITY INTEREST IN SUBSIDIARY

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

On May 24, 2007, MST merged with a wholly-owned subsidiary of MSTI Holdings, Inc. (formerly Fitness Xpress, Inc.). Immediately following the merger, MSTI Holdings Inc. completed an equity financing of approximately $3.1 million through the private placement of common stock and warrants and a debt financing of approximately $6 million through the private placement of debentures and warrants. These transactions resulted in additional minority interest of $4,576,740 and increased the minority interest from 10% to 37% of MSTI Holding, Inc. outstanding common shares.

For the three months ended March 31, 2008 and 2007, the minority shareholder's share of the loss of MST was limited to $508,435 and $0 respectively. The minority interest in MST through March 31, 2007 was a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, any losses will be charged against the Company's operations, as majority owner. However, if future earnings do materialize, the majority owner should be credited to the extent of such losses previously absorbed in the amount of $545,745.

Minority interest at March 31, 2008 and December 31, 2007 amounted to $3,855,877 and $2,978,918, respectively.

NOTE L - BUSINESS CONCENTRATION

Revenue from two (2) major customers approximated $1,949,384 or 39% of total revenues for the three months ended March 31, 2008. There were no major customers with revenues representing more than 10% of total revenues for the period ending March 31, 2007. Total accounts receivable of $158,353, or 13% of total accounts receivable, were due from these customers as of March 31, 2008. There were no outstanding accounts receivable from major customers as of March 31, 2007.

Purchases from one (1) major supplier approximated $1,038,652, or 55% of purchases, and $51,862, or 17% of purchases, for the three months ended March 31, 2008 and 2007, respectively. Total accounts payable of approximately $1,084,000, or 21% of total accounts payable, was due to this supplier as of March 31, 2008, and approximately $2,495, or 0.4% of total accounts payable, was due to these suppliers as of March 31, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the three months ended March 31, 2008 and 2007, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.

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

The highlights and business developments for the three months ended March 31, 2008 include the following:

•	Consolidated revenue growth of 300% driven by acquisitions, as well as an increase in sales of the Telkonet iWire System™ and Telkonet SmartEnergy products
•	Gross profit on consolidated net sales increased to 23% during the three months ended March 31, 2008, compared to -6% for the three months ended March 31, 2007
•	a decrease in selling, general and administrative expenses of 16% during the three months ended March 31, 2008, when compared to the three months ended March 31, 2007
•	The raising of $1.5 million through a private placement of 2.5 million shares of common stock
•	The closing of a $2,500,000 revolving credit facility secured by the Company’s accounts receivable.

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

Telkonet Segment

The Telkonet Segment consists of the Telkonet iWire System™ and Series 5 platform, Telkonet SmartEnergy energy management products, and centrally managed high-speed internet network platforms integrated to form a complete SAAS technology platform. This segment employs both direct and indirect sales models to distribute and support its products on a worldwide basis and serves five major markets: hospitality, commercial, industrial, government (including defense and education) and retail.

The Telkonet iWire System™ and Series 5 platform offer a viable and cost-effective alternative to the challenges of hardwiring and wireless local area networks (LANs). Telkonet’s products are designed for use in residential, commercial and industrial applications, including multi-dwelling, hospitality, government and utility  markets. Applications supported by the Telkonet “platform” include, but are not limited to, VoIP telephones, internet connectivity, local area networking, video conferencing, closed circuit security surveillance, point of sale, digital signage and a host of other information services.

Telkonet has been shipping PLC products since 2003, initially targeting the hospitality market followed by the multi-dwelling unit (MDU) market as well as the government and other commercial markets.

The Company released its Series 5 product on March 1, 2008.  The Series 5 product provides enhancements to the Telkonet iWire System™ which include, but are not limited to, the following:

•	speed more than 14 times faster than the legacy product,
•	more robust security and data encryption,
•	enhanced quality of service, or QOS,
•	the use of both alternating current, and direct current which makes it highly compatible within utility and industrial space,
•	increased survivability in harsh environments, and
•	additional physical interfaces.

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $6,875,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. 1,090,909 of these shares were held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement could be satisfied. The aggregate number of shares held in escrow was subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.  On March 12, 2008, the Company released these shares from escrow and is obligated to issue an additional 1,909,091 shares pursuant to the adjustment provision in the SSI asset purchase agreement.

Many of the largest initiatives within Telkonet center on the sale of energy management products and services. The Telkonet SmartEnergy system uses a combination of occupancy sensors along with intelligent programmable thermostats or controllers to adjust and maintain room temperature according to occupancy, time of day, and environmental factors, for a preset configuration eliminating wasteful heating and cooling of unoccupied rooms, and limiting the damaging impact of improper temperature fluctuations.  On average, the installation of these devices can save 30% per year on heating and cooling energy consumption.

Thus far the hospitality, MDU, educational, and government industries have been highly interested in energy management devices and Telkonet has increased quarterly sales in these markets consistently during the past year.  In addition, Telkonet continues to recognize increased interest and significant wins internationally with its SmartEnergy offering.  Telkonet intends to expand these efforts to facilitate growth acceleration in the installation of our Telkonet SmartEnergy product line.  This effort is supported by the enforcement of new energy conservation legislation such as the Energy Independence and Security Act signed into law by President Bush on December 19, 2007, which contains provisions to improve energy efficiency in appliances and commercial products and reduce federal government energy usage.  Telkonet continues to support these initiatives and will remain at the forefront of green technology solutions throughout 2008 with upcoming introductions such as our networked Telkonet SmartEnergy product line.

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

One of Telkonet’s largest recurring revenue streams is the Milwaukee-based technical support center that was acquired in the EthoStream transaction.  This support center is one of the only internally-operated hospitality HSIA support centers and the key driver in the quality and customer satisfaction with which EthoStream is credited.  Telkonet’s support center is a  fully operating 24/7, 365 day full-service customer support center that provides e-mail, phone, and technical support not only to hospitality internet access customers but to the third party vendors as well.

This has been a growth market for the past several years due to business travel demand for high quality internet access in hotel rooms.  Additionally, over the past year, the demands for high speed wireless internet access have extended beyond the traditional business traveler with a significant number of leisure travelers also demanding that the service be available.  We have partnered with several large hotel chains allowing us to service more than 2,400 total properties and providing connectivity to more than a million travelers monthly.  We continue these efforts and Telkonet’s hospitality market expansion through working with additional franchisors through approved or preferred affiliations and franchise upgrades or rollouts.

MST Segment

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

MST accounts for the revenue, costs and expense related to residential cable services as the related services are performed in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies. Installation revenue for residential cable services is recognized to the extent of direct selling costs incurred. Direct selling costs have exceeded installation revenue in all reported periods. Generally, credit risk is managed by disconnecting services to customers who are delinquent. The capitalized cost of this equipment is depreciated from three to ten years, on a straight-line basis down to the Company’s original estimate of the projected value of the equipment at the end of the scheduled lease term and appears on the balance sheet in “Cable and Related Equipment.”

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

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of March 31, 2008 and December 31, 2007. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the three months ended March 31, 2008 and the year ended December 31, 2007, the Company experienced approximately three percent of units returned under its product warranty policy. As March 31, 2008 and December 31, 2007, the Company recorded warranty liabilities in the amount of $122,943 and $102,534, respectively, using this experience factor.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161).  The SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities and requires companies to better convey the purpose of derivative use in terms of the risks they intend to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact, if any, on our consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). This FSP addresses the issue of whether the transfer of financial assets and the repurchase financing transactions should be viewed as two separate transactions or as one linked transaction. The FSP includes a rebuttable presumption that the two transactions are linked unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. We do not expect the adoption of FSP FAS 140-3 to have a material impact, if any, on our consolidated financial statements.

Revenues

The Company’s revenue consists of product sales and a recurring (lease) model in the commercial, government and international markets of the Telkonet Segment. MST revenue consists of Quad-Play services provided to a subscriber portfolio of MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York.

The table below outlines product versus recurring (lease) revenues for comparable periods:

	Three months Ended
	March 31, 2008		March 31, 2007		Variance

Product	$3,374,826	68%	$637,856	51%	$2,736,970	429%
Recurring (lease)	1,584,195	32%	608,413	49%	975,782	160%
Total	$4,959,021	100%	$1,246,269	100%	$3,712,752	298%

Product revenue

The Telkonet Segment product revenue principally arises from the sale and installation of broadband networking and energy management equipment, including the Telkonet iWire System™ to commercial resellers, and directly to customers in the hospitality, government and international markets. The Telkonet iWire SystemTM consists of the Telkonet Gateway, the Telkonet Extender, the patented Telkonet Coupler, and the Telkonet iBridge.  The Telkonet SmartEnergy energy management solution  consists of thermostats, sensors and controllers.   Product revenue in the Telkonet Segment increased by approximately $2,640,000 for the three months ended March 31, 2008, including approximately $2,250,000 attributed to the sale of energy management products, and approximately $839,000 of products and services to the hospitality market. We anticipate a continued consistent upward trend of quarterly growth in the energy management and hospitality markets. The release of our Series 5 product suite in March 2008 provides significant opportunities in the utility market and expanded opportunities in the government market.

The MST Segment product revenue consists of equipment, installations and ancillary services provided to customers independent of the subscriber model. Product revenue in this segment for the three months ended March 31, 2008 was approximately $157,000.

Recurring (lease) Revenue

The increase in recurring revenue in the Telkonet segment for the three months ended March 31, 2008, reflects the addition of Ethostream’s hospitality portfolio in March 2007, which added approximately 2,000 hotels to our broadband network portfolio, and we currently support over 196,000 HSIA rooms, resulting in recurring revenue of approximately $839,000 for the three months ended March 31, 2008. We anticipate growth to our subscriber base as we deploy additional sites under contract in our respective markets.

The recurring revenue for the MST Segment subscriber base increased by approximately $318,000 for the three months ended March 31, 2008 compared to 2007 primarily from the acquisition of Newport Telecommunications Co. in July 2007. The MST Segment subscriber portfolio includes approximately 22 MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York.

Cost of Sales

	Three months Ended
	March 31, 2008		March 31, 2007		Variance

Product	$2,551,939	76%	$429,468	67%	$2,122,471	494%
Recurring (lease)	1,290,264	81%	886,993	146%	403,271	45%
Total	$3,842,203	77%	$1,316,461	106%	$2,525,742	192%

 Product Costs

The Telkonet Segment product costs include equipment and installation labor related to the Telkonet iWire System TM product suite, as well as wireless networking and energy management products.  During the three months ended March 31, 2008, product costs increased by approximately $2,095,000 for the Telkonet Segment in conjunction with the increased sales to the hospitality, energy management and government markets.

The MST Segment product costs primarily consist of equipment and installation labor for installation and ancillary services provided to customers. For the three months ended March 31, 2008, product costs for the MST segment amount to approximately $88,000.

Recurring (lease) Costs

The Telkonet Segment recurring costs increased by approximately $281,000 for the three months ended March 31, 2008 compared to the prior year period.  This increase is primarily due to the addition of Ethostream’s customer service and support infrastructure, including an internal call center, to support the Telkonet Segment’s recurring revenue from its customer portfolio.

The MST Segment’s recurring costs increased by approximately $122,000 for the three months ended March 31, 2008.  These costs consist of customer support, programming and amortization of the capitalized costs to support the subscriber revenue.  Although MST's programming fees are a significant portion of the cost, MST continues to pursue competitive agreements and volume discounts in conjunction with the anticipated growth of the subscriber base. The customer support costs include build-out of the support services necessary to develop and support the build-out of the Quad-Play subscriber base in metropolitan New York. The capitalized costs are amortized over the lease term and include equipment and installation labor.  Additionally, MST’s recurring costs increased due to the addition of the Newport subscribers in July 2007.

Gross Profit

	Three months Ended
	March 31, 2008		March 31, 2007		Variance

Product	$822,887	24%	$208,388	33%	$614,499	295%
Recurring (lease)	293,931	19%	(278,580)	-46%	572,511	206%
Total	$1,116,818	23%	$(70,192)	-6%	$1,187,010	1691%

Product Gross Profit

The gross profit for the three months ended March 31, 2008 increased compared to the prior year period as a result of product sales and installations in the Telkonet Segment and represented 24% of product revenue. We anticipate an increase in our gross profit trend for product sales as energy management, utility and government market opportunities expand. Additionally, the integration of acquired companies has resulted in opportunities to internalize installation services and streamline processes.

Recurring (lease) Gross Profit

The Telkonet Segment’s gross profit associated with recurring (lease) revenue increased for the three months ended March 31, 2008 by approximately $376,000.  Gross profit represented approximately 48% of recurring (lease) revenue for the three months ended March 31, 2008.  The centralized remote monitoring and management platform and internal call support center will provide the platform to maintain and expand gross profit for the Telkonet Segment’s recurring revenue.

The MST Segment’s gross profit increased by approximately $196,000 for the three months ended March 31, 2008, compared to the prior year period, primarily due to programming costs and the support infrastructure. MST anticipates that an expanded subscriber base utilizing the current infrastructure and reduced programming costs will facilitate increased gross profit.  Gross profit represented approximately -14% of recurring (lease) revenue for the three months ended March 31, 2008.

Operating Expenses

	Three months Ended
	March 31, 2008	March 31, 2007	Variance

Total	$4,943,915	$5,240,047	$(296,132)	-6%

Overall expenses decreased for the three months ended March 31, 2008 over the comparable period in 2007 by approximately $296,000, or -6%. During the three months ended March 31, 2008, operating expenses for the Telkonet Segment decreased by approximately $777,000, when compared to the prior year period. The Company has achieved significant operating efficiencies since the acquisition of SSI and Ethostream on March 9, 2007 and March 15, 2007, respectively, primarily as a result of a reduction in administrative costs initiated in the fourth quarter of 2007.

 During the three months ended March 31, 2008, operating costs for the MST Segment increased by approximately $481,000 when compared to the prior year period, principally due to public company administrative costs and non-cash stock compensation expenses.

Research and Development

	Three months Ended
	March 31, 2008	March 31, 2007	Variance

Total	$665,122	$474,603	$190,519	40%

Telkonet’s research and development costs related to both present and future products are expensed in the period incurred. Total expenses for the three months ended March 31, 2008 increased by approximately $191,000, or 41%. This increase was primarily related to costs associated with the development of the Series 5 product suite and the integration of new applications to the Telkonet iWire System, and the development of Telkonet SmartEnergy product suite.

Selling, General and Administrative Expenses

	Three months Ended
	March 31, 2008	March 31, 2007	Variance

Total	$3,585,510	$4,260,111	$(674,601)	-16%

Selling, general and administrative expenses decreased for the three months ended March 31, 2008 over the comparable prior year by $675,000 or 16%. This decrease is primarily the result of the efficiencies in the organization resulting in salary and related costs reductions of approximately $536,000 as well as reduced travel costs, professional fees and rent and related costs for the Telkonet Segment as compared to the prior year period.  We expect to maintain a consistent quarterly selling, general and administrative expenses as compared to the three months ended March 31, 2008 during the remainder of 2008.

Backlog

The Telkonet Segment maintains contracts and monthly services for more than 2,400 hotels which are expected to generate approximately $3,600,000 annual recurring support and internet advertising revenue.

The Telkonet Segment has maintained certain purchase orders relating to a major utilities energy management initiative provided through the two selected providers. The current order backlog amounts to approximately $650,000 and the estimated remaining program value amounts to $4,500,000 for products and services to be provided through March 2010. In addition, the Company recently contracted a similar energy efficiency program in Wisconsin estimated to achieve 5,000 rooms and establish offerings within utility programs nationally.

The Company has contracted with a national hotel operator to install energy management devices in approximately 16,000 rooms for an approximate value of $3,800,000. The current order backlog for this contract amounts to approximately $2,500,000.  The implementation is anticipated to be completed by the third quarter of 2008.

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

Liquidity and Capital Resources

Working Capital

Our working capital decreased by $1,254,853 during the three months ended March 31, 2008 from a working capital deficit of $(2,990,664) at December 31, 2007 to a working capital deficit of $(4,245,517) at March 31, 2008. The decrease in working capital for the three months ended March 31, 2008 is due to a combination of factors, of which the significant factors include:

•	Cash had a net decrease from working capital by $1,171,178 for the three months ended March 31, 2008. The most significant uses and proceeds of cash were:

o	Approximately $815,000 of cash consumed directly in operating activities

o	A private placement from the sale of 2,500,000 shares of common stock at $0.60 per share provided proceeds of $1,500,000.

o	A repayment of a Senior Note in the amount of $1,500,000 issued to GRQ Consultants, Inc.

Of the total current assets of $4,715,470 as of March 31, 2008, cash represented $458,405.  Of the total current assets of $7,004,168 as of December 31, 2007, cash represented $1,629,584.

Senior Note Payable

On July 24, 2007, Telkonet entered into a Senior Note Purchase Agreement with GRQ Consultants, Inc. pursuant to which the Company issued to GRQ a Senior Promissory Note in the aggregate principal amount of $1,500,000. The Note was due and payable on the earlier to occur of (i) the closing of the Company’s next financing, or (ii) January 28, 2008, and bore interest at a rate of six (6%) percent per annum. The Company incurred approximately $25,000 in fees in connection with this transaction. The net proceeds from the issuance of the Note were used for general working capital needs.  In connection with the issuance of the Note, the Company also issued to GRQ warrants to purchase 359,712 shares of common stock at $4.17 per share. These warrants expire five years from the date of issuance.  On February 8, 2008, this note was repaid in full including $49,750 in interest from the issuance date through the date of repayment.

Convertible Senior Debentures-MST

In May 2007, MST issued Debentures having a principal value of $6,576,350, plus an original issue discount of $526,350, in exchange for $6,050,000 from investors, exclusive of placement fees. The original issue discount to the Debentures is amortized over 12 months. The Debentures accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the Debentures, payable quarterly in cash or common stock, at MST’s option, and mature on April 30, 2010. The Debentures are not callable and are convertible at a conversion price of $0.65 per share into 10,117,462 shares of MST common stock, subject to certain limitations.

In connection with the placement of the Debentures, MST also issued to the Debenture holders, five-year warrants to purchase an aggregate of 5,058,730 shares of MST common stock at an exercise price of $1.00 per share. In connection with the issuance of the Debentures, MST incurred placement fees of $423,500. Additionally, MST issued its placement agents five-year warrants to purchase 708,222 shares of MST common stock at an exercise price of $1.00 per share.  On February 11, 2008, the Debenture holders executed a letter agreement with MSTI waiving their rights to receive any potential liquidated damages under the registration rights agreement executed in connection with this transaction in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.

Acquisition of Microwave Satellite Technologies, Inc. (MST)

On January 31, 2006, the Company acquired a 90% interest in MST from Frank Matarazzo, the sole stockholder of MST in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000. The cash portion of the purchase price was paid in two installments, $900,000 at closing and $900,000 in February 2007. The stock portion is payable from shares held in escrow, 400,000 shares of which were paid at closing and the remaining 1,200,000 shares of which shall be issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. As of May 1, 2008, the Company has issued 400,000 shares of the purchase price contingency valued at $1,800,000 as an adjustment to goodwill. In the event the Company’s common stock price is below $4.50 per share upon the final issuance of shares from escrow, a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million. As of May 1, 2008, the Company’s common stock price was below $4.50. To the extent that the market price of Company’s common stock is below $4.50 per share upon issuance of the shares from escrow, the number of shares issuable on conversion is ratably increased, which could result in further dilution of the Company’s stockholders.

Acquisition of Smart Systems International (SSI)

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $6,875,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. The Company was obligated to file a registration statement with respect to the stock portion of the purchase price on or before May 15, 2007. On March 14, 2008, the registration statement was declared effective.

Of the stock issued in the transaction, 1,090,909 shares were held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement could be satisfied. The aggregate number of shares held in escrow is subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.   On March 12, 2008, the Company released these shares from escrow and is obligated to issue an additional 1,909,091 shares pursuant to the adjustment provisions of the SSI asset purchase agreement.

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

Proceeds from the issuance of common stock

During the three months ended March 31, 2008, the Company issued 2,500,000 shares of common stock valued at $0.60 per share for an aggregate purchase price of $1,500,000.  The proceeds of this offering were used to repay the principal of the Senior Promissory Note to GRQ.

Cashflow analysis

Cash utilized in operating activities was $814,661 during the three months ended March 31, 2008 compared to $4,813,002 in the previous comparable period. The primary use of cash during the three months ended March 31, 2008 was for operating activities.

The Company utilized cash for investing activities of $449,354 and $4,086,052 during the three months ended March 31, 2008 and 2007, respectively.  During the three months ended March 31, 2008, these expenditures were primarily due to the purchase of equipment under operating lease by MST.  In 2007, these expenditures primarily arose from the payment of the cash portion of the MST purchase price of $900,000 and cash payments of $875,000 and $2,000,000, for the acquisition of SSI and Ethostream, respectively. The cost of equipment under operating leases amounted to $440,353 and $276,292 for the three months ended March 31, 2008 and 2007. Furthermore, purchases of property and equipment amounted to $9,001 and $34,760 for the three months ended March 31, 2008 and 2007, respectively.

The Company had cash from financing activities of $92,837 and $9,442,041 during the three months ended March 31, 2008 and 2007, respectively. The financing activities involved the sale of 2.5 million shares of common stock at $0.60 per share for a total of $1,500,000, in February 2008, the proceeds of which were used to repay the outstanding principal amount on the GRQ Note.  Additionally, the Company received a $200,000 loan from a board member, which was offset by $102,185 in financing costs paid in connection with the accounts receivable factoring program initiated in February 2008.  During the three months ended March 31, 2007, the financing activities represented proceeds from the sale of 4.0 million shares of common stock at $2.50 per share for an aggregate purchase price of $9,610,000, net of placement fees, and proceeds from the exercise of stock options and warrants of $31,000

We are reducing cash required for operations by reducing operating costs and staff levels. In addition, we are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Our registered independent certified public accountants have stated in their report dated March 31, 2008, that we have incurred operating losses in the past years, and that we are dependent upon management's ability to develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

While we have raised capital in the First Quarter of 2008 to meet our working capital and financing needs, additional financing is required in order to meet our current and projected cash flow requirements from operations and development. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments on favorable terms or at all. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing which we may not be able to obtain. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Acquisition or Disposition of Property and Equipment

During the three months ended March 31, 2008, fixed assets and costs under operating leases increased $675,539 primarily from purchases of equipment for the MST Quad-Play build-out. The remainder is related to computer equipment and peripherals used in day-to-day operations. The Company anticipates significant expenditures in the MST Segment to continue the build-out the head-end equipment, IPTV and other related projects. The Telkonet Segment does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than the purchase of computer equipment and peripherals to be used in the Company’s day-to-day operations.

In April 2005, the Company entered into a three-year lease agreement for 6,742 square feet of commercial office space in Crystal City, Virginia. Pursuant to this lease, the Company agreed to assume a portion of the build-out cost for this facility. In February 2007, the Company agreed to sub-lease the Crystal City, Virginia office through the remaining term of the contract resulting in a loss of approximately $192,000.  This lease terminated in March 2008.

MST presently leases 12,600 square feet of commercial office space in Hawthorne, New Jersey for its office and warehouse spaces. This lease will expire in April 2010.

Following the acquisitions of Smart Systems International and Ethostream, the Company assumed leases on 9,000 square feet of office space in Las Vegas, NV for Smart Systems International on a month to month basis and 4,100 square feet of office space in Milwaukee, WI for Ethostream. The Ethostream lease expires in May 2011.  The Las Vegas, NV office lease expired on April 30, 2008.

Number of Employees

As of May 1, 2008, the Company had 169 full time employees.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$6,576,350	-	6,576,350	-	-
Capital Lease Obligations	$324,588	49,513	132,036	132,036	11,003
Operating Lease Obligations	$1,955,578	532,814	779,681	325,853	317,229
Purchase Obligations (1)(2)	$2,001,035	2,061,035	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	$-	-	-	-	-
Total	$10,917,551	2,643,362	7,488,067	457,889	328,232

(1) Purchase commitment for the IPTV build-out of MST subscriber base in the amount of $711,035

(2) Purchase commitment of approximately $1,350,000 for inventory orders of energy management products through April 2008.  The Company has prepaid approximately $380,000 as of March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Short Term Investments

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

Marketable Securities

Telkonet maintained investments in two publicly-traded companies for the three months ended March 31, 2008.  The Company has classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Unrealized losses of $538,967 were recorded for the three months ended March 31, 2008 and there were no unrealized gains or losses for the three months ended March 31, 2007.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.  There were no realized gains or losses for the three months ended March 31, 2008 and 2007, respectively.

Investments in Privately Held Companies

We have invested in privately held companies, which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As a result, we could lose our entire initial investment in these companies. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of these companies and none is expected to develop. These investments are carried at cost, which as of May 1, 2008 was $8,000 and are recorded in other assets in the Consolidated Balance Sheets.

Item 4.  Controls and Procedures.

As of March 31, 2008, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the U.S. Securities and Exchange Commission. During the three months ended March 31, 2008, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since inception through March 31, 2008, the Company has incurred cumulative losses of $95,936,810 and has never generated enough funds through operations to support its business. Additional capital may be required in order to provide working capital requirements for the next twelve months.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $14.7 million at March 31, 2008 resulting from recent and past acquisitions. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

Obligations to the holders of MST’s debentures are secured by all of MST’s assets, so if MST defaults on those obligations, the debenture holders could foreclose on MST’s assets.

The holders of MST’s debentures have a security interest in all of MST’s assets and those of its subsidiary. As a result, if MST defaults under its obligations to the debenture holders, the debenture holders could foreclose their security interests and liquidate some or all of these assets, which may cause MST to cease operations.  Since we consolidate the financial statements of MST, the sale of substantially all of MST’s assets as a result of a default under the debentures could materially adversely affect our results of operations.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description Of Document

2.1	MST Stock Purchase Agreement and Amendment (incorporated by reference to our 8-K filed on February 2, 2006)
2.2	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K filed on March 2, 2007)
2.3	Unit Purchase Agreement by and among Telkonet, Inc., Ethostream, LLC and the members of Ethostream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K filed on March 16, 2007)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.1	Form of Series A Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.2	Form of Series A Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)
4.3	Form of Series B Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.4	Form of Series B Non-Detachable Warrant (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.5	Form of Senior Note (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.6	Form of Non-Detachable Senior Note Warrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.7	Senior Convertible Note by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.8	Senior Convertible Note by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.11	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.12	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.13	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K (No. 001-31972), filed on September 6, 2006)
4.14	Form of Accelerated Payment Option Warrant to Purchase Common Stock (incorporated by reference to our Registration Statement on Form S-3 (No. 333-137703), filed on September 29, 2006.
4.15	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)
4.16	Senior Note by Telkonet, Inc. in favor of GRQ Consultants, Inc.
4.17	Warrant to Purchase Common Stock by Telkonet, Inc in favor of GRQ Consultants, Inc
10.1	Amended and Restated Telkonet, Inc. Incentive Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-412), filed on April 17, 2002)

10.2	Employment Agreement by and between Telkonet, Inc. and Frank T. Matarazzo, dated as of February 1, 2006 (incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2006)
10.3	Settlement Agreement by and among Telkonet, Inc. and Kings Road Investments Ltd., dated as of August 14, 2006 (incorporated by reference to our Form 8-K (No. 001-31972), filed on August 16, 2006)
10.4
Settlement Agreement by and among Telkonet, Inc. and Portside Growth & Opportunity Fund, dated as of August 14, 2006 (incorporated by reference to our Form 8-K (No. 001-31972), filed on August 16, 2006)

10.5
Securities Purchase Agreement, dated August 31, 2006, by and among Telkonet, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, Ena (incorporated by reference to our Form 8-K (No. 001-31972), filed on September 6, 2006)

10.6
Registration Rights Agreement, dated August 31, 2006, by and among Telkonet, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, Ena (incorporated by reference to our Form 8-K (No. 001-31972), filed on September 6, 2006)

10.7
Securities Purchase Agreement, dated February 1, 2007, by and among Telkonet, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, Hudson Bay Fund LP and Hudson Bay Overseas Fund, Ltd. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)

10.8
Registration Rights Agreement, dated February 1, 2007, by and among Telkonet, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, Ena, Hudson Bay Fund LP and Hudson Bay Overseas Fund, Ltd. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)

10.9	Employment Agreement by and between Telkonet, Inc. and William Dukes, dated as of March 9, 2007(incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
10.10	Employment Agreement by and between Telkonet, Inc. and Robert Zirpoli, dated as of March 9, 2007(incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
10.11	Employment Agreement by and between Telkonet, Inc. and Jason Tienor, dated as of March 15, 2007(incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
10.12	Employment Agreement by and between Telkonet, Inc. and Jeff Sobieski, dated as of March 15, 2007(incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard J. Leimbach
32.1	Certification of Jason Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard J. Leimbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: May 12, 2008	By:	/s/ Jason L. Tienor
Jason Tienor Chief Executive Officer