Form 10-Q
period 2008-06-30
TELKONET INC
filed 2008-08-11
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

For the period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 81,519,456 shares of Common Stock ($.001 par value) as of August 1, 2008.

TELKONET, INC.
FORM 10-Q for the Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2008 (unaudited)	December 31, 2007 (audited)
Current assets:
Cash and cash equivalents	$224,788	$1,629,583
Accounts receivable, net of allowance for doubtful accounts of $190,306 and $111,957 at June 30, 2008 and December 31, 2007, respectively	764,260	2,134,978
Due from receivable factoring	633,106	-
Investment in sales type leases	7,995	16,501
Inventories	2,287,648	2,578,084
Prepaid expenses and deposits	1,042,910	645,022
Total current assets	4,960,707	7,004,168

Property and equipment, at cost:
Furniture and equipment	1,669,495	1,660,493
Less: accumulated depreciation	923,895	809,915
Total property and equipment, net	745,600	850,578

Equipment under operating leases, at cost:
Telecommunications and related equipment, at cost	146,299	313,941
Less: accumulated depreciation	91,439	243,894
Total equipment under operating leases, net	54,860	70,047

Cable and related equipment:
Telecommunications and related equipment, at cost	6,622,289	5,764,645
Less: accumulated depreciation	1,856,834	1,537,862
Total cable and related equipment, net	4,765,455	4,226,783

Other assets:
Long-term investments	62,803	62,803
Marketable securities	2,982,963	4,541,167
Intangible assets, net of accumulated amortization of $1,293,677 and $895,085 at June 30, 2008 and December 31, 2007, respectively	6,050,437	6,449,029
Financing costs, net of accumulated amortization of $253,298 and $168,353 at June 30, 2008 and December 31, 2007, respectively	1,002,876	697,461
Goodwill	14,670,455	14,670,455
Deposits and other	181,643	168,854
Total other assets	24,951,177	26,589,769

Total Assets	$35,477,799	$38,741,345

Current liabilities:
Accounts payable and accrued liabilities	$8,905,682	$7,354,177
Capital lease payable – current	36,663	-
Related party advances	691,000	291,000
Senior note payable, net of debt discounts	-	1,470,820
Registration rights liability	-	500,000
Deferred revenue	269,353	250,613
Other	393,879	128,222
Total current liabilities	10,296,577	9,994,832

Long-term liabilities:
Convertible debentures, net of debt discounts	4,512,500	4,432,342
Capital lease payable – non current	183,986	-
Derivative liability	2,305,211	-
Deferred lease liability and other	56,900	67,112
Total long-term liabilities	7,058,597	4,499,454

Commitments and contingencies	-	-
Minority interest	3,344,680	2,978,918

Stockholders’ equity
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at June 30, 2008 and December 31, 2007	-	-
Common stock, par value $.001 per share; 130,000,000 shares authorized; 80,168,105 and 70,826,544 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	80,168	70,827
Additional paid-in-capital	116,424,632	112,013,093
Accumulated deficit	(100,168,651)	(90,815,779)
Accumulated comprehensive loss	(1,558,204)	-
Stockholders’ equity	14,777,945	21,268,141

Total Liabilities and Stockholders’ Equity	$35,477,799	$38,741,345

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
Revenues, net:
Product	$3,994,329	$2,626,079	$7,369,155	$3,263,935
Rental	1,630,208	1,040,528	3,214,403	1,648,941
Total Revenue	5,624,537	3,666,607	10,583,558	4,912,876

Cost of Sales:
Product	2,407,378	1,935,481	4,959,317	2,364,949
Rental	1,329,399	1,060,408	2,619,663	1,947,401
Total Cost of Sales	3,736,777	2,995,889	7,578,980	4,312,350

Gross Profit	1,887,760	670,718	3,004,578	600,526

Costs and Expenses:
Research and Development	492,689	615,205	1,157,811	1,089,808
Selling, General and Administrative	3,620,129	4,244,707	7,205,639	8,504,818
Impairment write-down in investment in affiliate	380,000	-	380,000	-
Non-Employee Stock Based Compensation	-	-	81,500	-
Employee Stock Based Compensation	206,432	307,425	428,630	661,611
Employee Stock Based Compensation of Subsidiary	134,096	28,456	267,397	28,456
Depreciation and Amortization	256,286	211,373	512,570	362,520
Total Operating Expense	5,089,632	5,407,166	10,033,547	10,647,213

Loss from Operations	(3,201,872)	(4,736,448)	(7,028,969)	(10,046,687)

Other Income (Expenses):
Interest Income	1,951	30,111	28,541	72,458
Financing Expense	(703,158)	(66,973)	(1,705,867)	(200,557)
Gain (Loss) on Derivative Liability	(1,018,453)	-	(1,018,453)	-
Registration rights liquidated damages of subsidiary	-	-	500,000	-
Other income	-	-	270,950	-
Other expense	-	-	(1,598,203)	-
Total Other Income (Expenses)	(1,719,660)	(36,862)	(3,523,032)	(128,099)

Loss Before Provision for Income Taxes	(4,921,532)	(4,733,310)	(10,552,001)	(10,174,786)
Provision for Income Taxes	-	-	-	-

Loss Before Minority Interest	(4,921,532)	(4,733,310)	(10,552,001)	(10,174,786)
Minority Interest	689,691	188,440	1,199,129	188,440
Net Loss	$(4,231,841)	$(4,584,870)	$(9,352,872)	$(9,986,346)

Loss per common share (basic and assuming dilution)	$(0.05)	$(0.07)	$(0.13)	$(0.16)

Weighted average common shares outstanding	77,319,806	66,747,862	74,583,911	62,699,631

Comprehensive Loss:

Net Loss	$(4,231,841)	$(4,584,870)	$(9,352,872)	$(9,986,346)

Unrecognized loss on investment	(1,019,237)	-	(1,558,204)	-

Comprehensive Loss	$(5,251,078)	$(4,584,870)	$(10,911,076)	$(9,986,346)

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2008 THROUGH JUNE 30, 2008

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total

Balance at January 1, 2008	-	-	70,826,544	$70,827	$112,013,093	$(90,815,779)	$-	$21,268,141

Shares issued in exchange for services rendered at approximately $1.09 per share	-	-	312,911	313	340,094	-	-	340,407

Shares issued for cashless warrants exercised	-	-	1,000,000	1,000	(1,000)	-	-	-

Shares issued in connection with Private Placement	-	-	2,500,000	2,500	1,497,500	-	-	1,500,000

Adjustment shares issued for investment in affiliate	-	-	3,046,425	3,046	(3,046)	-	-	-

Adjustment shares issued for purchase of subsidiary	-	-	1,882,225	1,882	(1,882)	-	-	-

Shares issued from escrow contingency in purchase of subsidiary	-	-	600,000	600	379,400	-	-	380,000

Value of additional warrants issued in conjunction with anti-dilution provision	-	-	-	-	173,640	-	-	173,640

Stock-based compensation expense related to the re-pricing of investor warrants	-	-	-	-	1,598,203	-	-	1,598,203

Stock-based compensation expense related to employee stock options	-	-	-	-	428,630	-	-	428,630

Holding loss on available for sale securities	-	-	-	-	-	-	(1,558,204)	(1,558,204)

Net Loss	-	-	-	-	-	(9,352,872)	-	(9,352,872)

Balance at June 30, 2008	-	-	80,168,105	$80,168	$116,424,632	$(100,168,651)	$(1,558,204)	$14,777,945

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss from operating activities	$(9,352,872)	$(9,986,346)
Adjustments to reconcile net loss from operations to cash used in operating activities
Minority interest	(1,199,129)	(188,440)
Registration rights liquidated damages	(500,000)	-
Write-off of fixed assets in conjunction with loss on sublease	-	64,608
Amortization of financing costs	157,096	24,050
Amortization of debt discount and warrant on convertible debentures	285,625	62,821
Loss on derivative liability	1,018,453	-
Impairment write-down on goodwill	380,000	-
Value of additional warrants issued	2,635,144	131,009
Stock based compensation to employees and consultants in exchange for services rendered	1,036,434	901,372
Depreciation, including depreciation of equipment under operating leases and cable and related equipment	965,848	711,422
Increase / decrease in:
Accounts receivable	1,357,567	(565,758)
Due from receivable factoring	(633,106)	-
Inventory	290,436	123,323
Prepaid expenses and deposits	(145,477)	(131,832)
Customer deposits and other current liability	245,389	(40,898)
Accounts payable and accrued expenses	1,314,739	818,994
Deferred revenue	13,242	(101,501)
Other	8,506	10,670
Net Cash (Used in) Operating Activities	(2,122,105)	(8,166,506)

Cash Flows from Investing Activities:
Costs of equipment under operating leases and cable and related equipment	(771,960)	(733,141)
Investment in subsidiaries	-	(4,050,557)
Purchase of property and equipment, net	(9,001)	(189,154)
Net Cash (Used in) Investing Activities	(780,961)	(4,972,852)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debentures, net of costs and fees	1,575,000	5,303,238
Proceeds from sale of common stock, net of costs	1,500,000	9,610,000
Proceeds from subsidiary’s sale of common stock, net of costs	-	2,694,020
Proceeds from exercise of stock options and warrants	-	111,960
Proceeds from officer advances	400,000	-
Financing costs	(462,511)	-
Repayment of capital lease and other	(14,218)	-
Repayment of senior note	(1,500,000)	-
Repayment of subsidiary loans	-	(200,598)
Net Cash Provided by Financing Activities	1,498,271	17,518,620

Net Increase (Decrease) in Cash and Cash Equivalents	(1,404,795)	4,379,262

Cash and cash equivalents at the beginning of the period	1,629,583	1,644,037

Cash and cash equivalents at the end of the period	$224,788	$6,023,299

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,
	2008	2007
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for financing expenses	$175,532	$3,420
Income taxes paid	-	-

Non-cash transactions:
Issuance of shares for purchase of subsidiary	-	15,756,097
Amortization of debt discount and warrant on convertible debentures	285,625	-
Loss on derivative liability	1,018,453	-
Impairment write-down on goodwill	380,000	-
Value of additional warrants issued	2,635,144	131,009
Stock based compensation to employees and consultants in exchange for services rendered	1,036,434	815,574
Registration rights liquidated damages of subsidiary	(500,000)	-
Capital lease advances	226,185	-

Acquisition of subsidiary (Note B):
Assets acquired	$-	$2,286,479
Subscriber lists	-	2,900,000
Goodwill	-	15,096,922
Liabilities assumed	-	(1,356,415)
Common stock issued	-	(15,756,097)
Direct acquisition costs	-	(295,889)
Cash paid for acquisition	$-	$(2,875,000)

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Telkonet, Inc. (the “Company”), formed in 1999 and incorporated under the laws of the State of Utah, is a leading provider of innovative, centrally managed solutions for integrated energy management, networking, building automation and proactive support services.  Prior to January 1, 2007, the Company was primarily engaged in the business of developing, producing and marketing proprietary equipment enabling the transmission of voice and data communications over electric utility lines.

In January 2006, following the acquisition of Microwave Satellite Technologies (MST) (Note B), the Company began offering complete sales, installation, and service of VSAT and business television networks, and became a full-service national Internet Service Provider (ISP). The MST solution offers a complete “Quad-play” solution to subscribers of multichannel video programming, VoIP telephony, NuVision Broadband Internet access and wireless fidelity (“Wi-Fi”) access, to commercial multi-dwelling units and hotels.

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

In July 2007, MST, the wholly-owned subsidiary of the Company’s majority owned subsidiary MSTI Holdings Inc., acquired substantially all of the assets of Newport Telecommunications Co., a New Jersey general partnership. Pursuant to the terms of the acquisition, the total consideration paid was $2,550,000, consisting of unregistered shares of the Company’s common stock, equal to $1,530,000, and (ii) $1,020,000 in cash.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $9,352,872 for the six months ended June 30, 2008, accumulated deficit of $100,168,651 and a working capital deficit of $5,335,870 as of June 30, 2008.

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue as a going concern. Management intends to raise capital through asset-based financing and/or the sale of its stock in private placements.  Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. There can be no assurance that the Company will be successful in obtaining this additional funding.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $190,306 and $111,957 at June 30, 2008 and December 31, 2007, respectively.

Investments

Telkonet maintained investments in two publicly-traded companies for the six months ended June 30, 2008.  The Company has classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Unrealized losses of $1,558,204 were recorded for the six months ended June 30, 2008 and there were no unrealized gains or losses for the six months ended June 30, 2007.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.  There were no realized gains or losses for the six months ended June 30, 2008 and 2007, respectively.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $9,352,872 and $9,986,346 for the six months ended June 30, 2008 and 2007, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $5,335,870 as of June 30, 2008.

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

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of June 30, 2008 and December 31, 2007. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the six months ended June 30, 2008 and the year ended December 31, 2007, the Company experienced approximately three percent of units returned. As of June 30, 2008 and December 31, 2007, the Company recorded warranty liabilities in the amount of $130,883 and $102,534, respectively, using this experience factor.

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

On February 11, 2008, the investors executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  Therefore the Company has reversed the accrued expense for the potential liquidated damages during the six months ended June 30, 2008.

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the Convertible Debentures entered into in May 2008. These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement (estimated at $1,286,759) and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants that were reclassified as liabilities from additional paid-in capital in the period ended June 30, 2008 totaled $2,305,211.

 The Company uses the Black-Scholes Pricing Model to determine fair values of its derivatives. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 82%; and risk free interest rate of 3.14%. The derivatives are classified as long-term liabilities.

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

Additionally, in April 2008, the Company released from escrow 200,000 shares of the purchase price contingency. In June 2008, the Company released from escrow an additional 400,000 shares in exchange for Mr. Matarazzo’s agreement to a debt covenant contained in the transaction documents executed in connection with the debenture financing with YA Global Investments LP which prohibits the use of the proceeds obtained in the debt financing to fund MST.

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

MST is a communications technology company that offers complete sales, installation, and service of Very Small Aperture Terminal (VSAT) and business television networks, and is a full-service national Internet Service Provider (ISP).  Management believes that the MST acquisition will enable Telkonet to provide a complete “Quad-play” solution to subscribers of multichannel video programming, VoIP telephony, NuVision Broadband Internet access and wireless fidelity (“Wi-Fi”) access, to commercial multi-dwelling units and hotels.

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

Goodwill of $1,977,768, excluding the remaining purchase price contingency, represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.  At December 31, 2007, the Company performed an impairment test on the goodwill. Based upon management’s assessment of operating results and forecasted discounted cash flow, the carrying value of goodwill was determined to be impaired and therefore the entire value of $1,977,768 was written off during the year ended December 31, 2007.  For the six months ended June 30, 2008, the Company has estimated $380,000 impairment of the carrying value of goodwill issued upon the release of the purchase price contingency escrow.

Acquisition of Smart Systems International, Inc.

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $6,875,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. The Company was obligated to register the stock portion of the purchase price on or before May 15, 2007 and on March 14, 2008 this registration statement was declared effective.  Additionally, 1,090,909 of these shares were held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement could be satisfied. The aggregate number of shares held in escrow was subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.  On March 12, 2008, the Company released these shares from escrow and issued an additional 1,882,225 shares on June 12, 2008 pursuant to the adjustment provision in the SSI asset purchase agreement.

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

The subscriber list was valued at $2,900,000 with an estimated useful life of twelve years. This intangible was amortized using that life, and amortization from the date of the acquisition through June 30, 2008, was taken as a charge against income in the consolidated statement of operations.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007

Product revenue	$3,994,329	$2,626,079	$7,369,155	$4,179,961
Recurring revenue	1,630,208	1,571,842	3,214,403	2,524,921
Total	5,624,537	4,197,921	10,583,558	6,704,882

Net (loss)	$(4,231,841)	$(4,249,079)	$(9,812,890)	$(9,471,309)
Basic (loss) per share	(0.05)	(0.07)	(0.13)	(0.17)
Diluted (loss) per share	(0.05)	(0.07)	(0.13)	(0.17)

NOTE C - INTANGIBLE ASSETS AND GOODWILL

As a result of the MST acquisition at January 31, 2006 and the Ethostream acquisition on March 15, 2007 and MST’s acquisition of Newport on July 18, 2007, the Company had intangibles totaling $7,344,114 at June 30, 2008 (Note B).

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

The MST subscriber list was determined to have an eight-year life. This intangible was amortized using that life and amortization from the date of the acquisition through June 30, 2008 was taken as a charge against income in the consolidated statement of operations.

Total identifiable intangible assets acquired and their carrying values at December 31, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – MST	$4,444,114	$(703,765)	3,740,349		8.0
Subscriber lists - Ethostream	2,900,000	$(191,320)	2,708,680	$-	12.0

Total Amortized Identifiable Intangible Assets	7,344,114	$(895,085)	6,449,029	-	9.6
Unamortized Identifiable Intangible Assets:	None
Total	$7,344,114	$(895,085)	6,449,029	$-	9.6

Total identifiable intangible assets acquired and their carrying values at June 30, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – MST	$4,444,114	$(981,523)	3,462,591		8.0
Subscriber lists - Ethostream	2,900,000	$(312,154)	2,587,846	$-	12.0

Total Amortized Identifiable Intangible Assets	7,344,114	$(1,293,677)	6,050,437	-	9.6
Unamortized Identifiable Intangible Assets:	None
Total	$7,344,114	$(1,293,677)	6,050,437	$-	9.6

Total amortization expense charged to operations for the six months ended June 30, 2008 was $398,592. Estimated amortization expense as of June 30, 2008 is as follows:

Fiscal
July 1 through December 31, 2008	398,590
2009	797,181
2010	797,181
2011	797,181
2012 and after	3,260,304
Total	$6,050,437

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $1,977,768 as a result of the acquisition of MST during the year ended December 31, 2006, and additional $14,670,455 as a result of the acquisition of Ethostream and SSI during the year ended December 31, 2007 (Note B).  At December 31, 2007, the Company determined that the value of MST’s goodwill has been impaired based upon management’s assessment of operating results and forecasted discounted cash flow and has written off the entire $1,977,768 of its value.  For the six months ended June 30, 2008, the Company has estimated a $380,000 impairment of the carrying value of goodwill issued upon the release of the purchase price contingency escrow.

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.  Inventories consist of the primary components of the Telkonet iWire System™, which are Gateways, Extenders, iBridges and Couplers, and the primary components of the Telkonet SmartEnergy energy management solution, which are thermostats, sensors and controllers.

Components of inventories as of June 30, 2008 and December 31, 2007 are as follows:

	2008	2007
Raw Materials	$643,707	$928,739
Finished Goods	1,643,941	1,649,345
Total	$2,287,648	$2,578,084

NOTE E - SENIOR CONVERTIBLE DEBENTURES AND SENIOR NOTES PAYABLE

Senior Convertible Debenture

A summary of convertible debentures payable at June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Senior Convertible Debentures, accrue interest at 13% per annum and mature on May 29, 2011	$1,500,000	$-
Debt Discount - beneficial conversion feature, net of accumulated amortization of $20,027 and $0 at June 30, 2008 and December 31, 2007, respectively.	(700,939)	-
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $15,716 and $0 at June 30, 2008 and December 31, 2007, respectively.	(550,077)	-

Total	$248,984	$-
Less: current portion	-	-
	$248,984	$-

On May 30, 2008, the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P. (the “Buyer”) pursuant to which the Company agreed to issue and sell to the Buyer up to $3,500,000 of secured convertible debentures (the “Debentures”) and warrants to purchase (the “Warrants”) up to 2,500,000 shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”).  The sale of the Debentures and Warrants will be effectuated in three separate closings, the first of which occurred on May 30, 2008, and the remainder of which shall occur after the satisfaction of certain conditions, including, but not limited to, the approval by the Company’s stockholders of an amendment to the Company’s certificate of incorporation authorizing additional shares of Common Stock for issuance.  At the May 30, 2008 closing, the Company sold Debentures having an aggregate principal value of $1,500,000 and Warrants to purchase 2,100,000 shares of Common Stock.

The Debentures accrue interest at a rate of 13% per annum and mature on May 29, 2011.  The Debentures may be redeemed at any time, in whole or in part, by the Company upon payment by the Company of a redemption premium equal to 15% of the principal amount of Debentures being redeemed, provided that an Equity Conditions Failure (as defined in the Debentures) is not occurring at the time of such redemption.  The Buyer may also convert all or a portion of the Debentures at any time at a price equal to the lesser of (i) $0.58, or (ii) ninety percent (90%) of the lowest volume weighted average price of the Company’s Common Stock during the ten (10) trading days immediately preceding the conversion date.  The Warrants expire five years from the date of issuance and entitle the Buyers to purchase shares of the Company’s Common Stock at a price per share of $0.61.

The Debenture meets the definition of a hybrid instrument, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instrument is comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company’s common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. The Company has separated the embedded derivative from the hybrid instrument and classified the Embedded Derivative as a liability with an offsetting debit to debt discount, which will be amortized over the term of the debenture based on the effective interest method.

The embedded derivative does not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a loss of $1,478,471 recognized for the period ended June 30, 2008.

The Company determines the fair value of the embedded derivatives and records them as a discount to the debt and a derivative liability on the date of issue. The Company recognizes an immediate financing expense for any excess in the fair value of the derivatives over the debt amount.  Upon conversion of the debt to equity, any remaining unamortized discount is charged to financing expense.

The Company amortized the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $20,027, and $15,716, respectively, for the six months ended June 30, 2008.

Senior Convertible Debentures - MST

A summary of convertible promissory notes payable at June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Senior Convertible Debentures, accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at MSTI Holdings Inc.’s option, and mature on April 30, 2010	$6,657,872	$6,576,350
Original Issue Discount - net of accumulated amortization of $526,894 and $307,038 at June 30, 2008 and December 31, 2007, respectively.	(5,978)	(219,312)
Debt Discount - beneficial conversion feature, net of accumulated amortization of $759,119 and $283,464 at June 30, 2008 and December 31, 2007, respectively.	(1,365,450)	(1,174,351)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $568,768 and $181,118 at June 30, 2008 and December 31, 2007, respectively.	(1,022,929)	(750,347)

Total	$4,263,515	$4,432,342
Less: current portion	-	-
	$4,263,515	$4,432,342

During the year ended December 31, 2007, MSTI Holdings Inc., issued senior convertible debentures (the "Debentures") having a principal value of $6,576,350 to investors, including an original issue discount of $526,350, in exchange for $6,050,000 from investors, exclusive of placement fees. The original issue discount to the MSTI Debentures is amortized over 12 months. The MSTI Debentures accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the MSTI Debentures, payable quarterly in cash or common stock, at MSTI Holdings Inc.’s option, and mature on April 30, 2010. The MSTI Debentures are not callable and are convertible at a conversion price of $0.65 per share into 10,117,462 shares of MSTI Holdings Inc. common stock, subject to certain limitations.  The MSTI Debenture holders are subject to a “Beneficial Ownership Limitation” pursuant to which the number of shares of common stock of MSTI Holdings, Inc. held by such debenture holders immediately following conversion of the MSTI Debenture shall not exceed 4.99% of all of the issued and outstanding common stock of MSTI Holdings, Inc.  The MSTI Debentures are senior indebtedness and the holders of the MSTI Debentures have a security interest in all of MSTI Holdings, Inc.’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), MST recognized an imbedded beneficial conversion feature present in the MSTI Debentures. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to the MST additional paid in capital included in the Company’s minority interest. The Company recognized and measured an aggregate of $1,457,815 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the MSTI Debentures issued during the year ended December 31, 2007. The debt discount attributed to the beneficial conversion feature is amortized over the MSTI Debentures maturity period (three years) as interest expense.  On February 11, 2008, the MSTI Debenture holders executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  In connection with this waiver, the Company has recognized an additional $641,294 of debt discount attributed to the beneficial conversion feature for the six months ended June 30, 2008.

In connection with the placement of the MSTI Debentures, MSTI Holdings, Inc. also issued to the MSTI Debenture holders, five-year warrants to purchase an aggregate of 5,058,730 shares of MSTI Holdings, Inc. common stock at an exercise price of $1.00 per share. MSTI Holdings Inc. valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 54%. The $931,465 of debt discount attributed to the value of the warrants issued is amortized over the MSTI Debentures maturity period (three years) as interest expense.  On February 11, 2008, the Debenture holders executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  In connection with this waiver, the Company has recognized an additional $641,294 of debt discount attributed to the value of the warrants issued for the six months ended June 30, 2008.

In connection with the issuance of the MSTI Debentures, MSTI Holdings Inc. incurred placement fees of $423,500. Additionally, MSTI Holdings Inc. issued such agents five-year warrants to purchase 708,222 shares of MSTI Holdings Inc. common stock at an exercise price of $1.00.

During the six months ended June 30, 2008, MSTI Holdings Inc. issued additional convertible debentures with a principal value of $81,522 to existing note holders with a maturity date of April 30, 2010.  In connection with this debenture, the Company has recognized an additional $6,522, $25,460 and $18,938 of debt discount attributed to the original issue discount, the beneficial conversion feature and the value of the attached warrants for the six months ended June 30, 2008.

The Company amortized the original issue discount, the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $219,856, $475,655, and $387,650, respectively, for the six months ended June 30, 2008.

Registration Rights Liquidated Damages

On May 24, 2007, MSTI Holdings, Inc. completed a private placement, pursuant to which 5,597,664 shares of common stock and five-year warrants to purchase 2,798,836 shares of common stock were issued at an exercise price of $1.00 per share, for total proceeds of $2,694,020.  Additionally, MSTI Holdings, Inc. also sold MSTI Debentures (as previously described) for total proceeds of $6,050,000.  The MSTI Debentures bear interest at a rate of 8% per annum, commencing on the first anniversary of the original issue date of the MSTI Debentures, payable quarterly in cash or common stock, at MSTI Holdings, Inc. option, and mature on April 30, 2010. The MSTI Debentures are not callable and are convertible at a price of $0.65 per share into 10,117,462 shares of MSTI Holdings, Inc. common stock.  In addition, holders of the MSTI Debentures received five-year warrants to purchase an aggregate of 5,058,730 shares of MSTI Holdings, Inc. common stock at an exercise price of $1.00 per share.

MSTI Holdings, Inc. agreed to file a “resale” registration statement with the SEC within 60 days after the final closing of the private placement and the issuance of the MSTI Debentures covering all shares of common stock sold in the private placement and underlying the MSTI Debentures, as well as the warrants attached to the private placement. MSTI Holdings, Inc. also agreed to use its best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible and, in any event, within 120 days after the initial closing of the private placement and the issuance of the MSTI Debentures.

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

On February 11, 2008, the investors executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  As a result, the Company has reversed the accrued expense for the potential liquidated damages during the six months ended June 30, 2008.

Senior Note Payable

A summary of the senior notes payable at June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Senior Note Payable, accrues interest at 6% per annum, and matures on the earlier to occur of (i) the closing of the Company’s next financing, or (ii) January 28, 2008.	$-	$1,500,000
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $195,924 and $166,744 at June 30, 2008 and December 31, 2007, respectively.	-	(29,180)

Total	$-	$1,470,820
Less: current portion	-	1,470,820
	$-	$-

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

In connection with the issuance of the Note, the Company also issued to GRQ warrants to purchase 359,712 shares of common stock at $4.17 per share. These warrants expire five years from the date of issuance. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 76%. The $195,924 of debt discount attributed to the value of the warrants issued is amortized over the note maturity period (six months) as non-cash interest expense. The Company amortized the value of the attached warrants, and recorded non-cash interest expense in the amount of $29,180, respectively, during the six months ended June 30, 2008.

Aggregate maturities of long-term debt as of June 30, 2008 are as follows:

For the twelve months ended June 30,	Amount
2009	$-
2010	6,657,872
2011	1,500,000
$8,157,872

NOTE F – RELATED PARTY ADVANCES

On May 6, 2008, Telkonet executed a Promissory Note in the aggregate principal amount of $400,000.  The Note was due and payable on the earlier to occur of (i) the closing of the Company’s next financing, or (ii) November 6, 2008.  In connection with the issuance of the Note, the Company issued warrants to purchase 800,000 shares of Telkonet common stock at $0.60 per share.  These warrants expire five years from the date of issuance. As of June 30, 2008, the outstanding amount due was $200,000.

Additionally, a $291,000 income tax refund for certain carry back tax losses of MST for the period prior to the Company’s acquisition is payable to Frank Matarazzo.

From time to time the Company may receive advances from certain of its directors and officers to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  As of June 30, 2008, there was $200,000 due to a former member of the Board of Directors of the Company.

NOTE G - FACTORING AGREEMENT

In February 2008, the Company entered into a factoring agreement to sell, without recourse, certain receivables to an unrelated third party financial institution in an effort to accelerate cash flow.  Under the terms of the factoring agreement the maximum amount of outstanding receivables at any one time is $2.5 million.  Proceeds on the transfer reflect the face value of the account less a discount.  The discount is recorded as interest expense in the Consolidated Statement of Operations in the period of the sale.  Net funds received reduced accounts receivable outstanding while increasing cash.  Fees paid pursuant to this arrangement are included in “Financing expense” in the Consolidated Statement of Operations and amounted to $110,234 for the six months ended June 30, 2008.

NOTE H - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of June 30, 2008, and December 31, 2007, the Company has no preferred stock issued and outstanding. The Company has authorized 130,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2008, and December 31, 2007, the Company has 80,168,105 and 70,826,544 shares, respectively, of common stock issued and outstanding.

During the six months ended June 30, 2008, the Company amended certain stock purchase warrants held by private placement investors to reduce the exercise price under such warrants from $4.17 per share to $0.6978258 per share.  The warrants entitled the holders to purchase an aggregate of up to 3,380,000 shares of Telkonet common stock.   Subsequently, these private placement investors exercised all of their warrants on a cashless basis using the a five day volume average weighted price (VWAP) as of January 31, 2008 of $.99 resulting in the issuance of 1,000,000 shares of Company common stock.

During the six months ended June 30, 2008, the Company issued 312,911 shares of common stock to consultants for services performed.  These shares were valued at $340,407, which approximated the fair value of the shares issued during the period services were completed and rendered.

During the six months ended June 30, 2008, Telkonet completed a private placement with one investor for aggregate gross proceeds of $1.5 million.  Pursuant to this private placement, the Company issued 2,500,000 shares of common stock valued at $0.60 per share.

During the six months ended June 30, 2008, Telkonet issued an additional 3,046,425 shares of its common stock to the sellers of Geeks on Call America, Inc. to satisfy the adjustment provision in the stock purchase agreement dated October 19, 2007 (Note K).

During the six months ended June 30, 2008, Telkonet issued an additional 1,882,225 shares of its common stock to the sellers of Smart Systems International (SSI), to satisfy the adjustment provision in the purchase agreement dated March 9, 2007 (Note K).

During the six months ended June 30, 2008, Telkonet issued 600,000 shares of its common stock to Frank T. Matarazzo pursuant to the stock purchase agreement between Telkonet and MST, dated January 31, 2006 (Note K).

NOTE I - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	4,378,429	4.78	$1.03	4,121,929	$1.00
$2.00 - $2.99	1,593,000	6.50	$2.51	1,410,000	$2.49
$3.00 - $3.99	1,569,000	6.79	$3.30	1,058,250	$3.36
$4.00 - $4.99	127,500	6.71	$4.39	87,500	$4.42
$5.00 - $5.99	135,000	6.61	$5.24	83,750	$5.23
	7,802,929	5.60	$1.92	6,761,429	$1.78

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2006	10,151,078	$1.85
Granted	1,125,000	3.01
Exercised	(2,051,399)	1.30
Cancelled or expired	(703,750)	2.67
Outstanding at December 31, 2006	8,520,929	$2.06
Granted	935,000	2.55
Exercised	(118,500)	1.05
Cancelled or expired	(1,232,000)	3.00
Outstanding at December 31, 2007	8,105,429	$1.98
Granted	160,000	1.00
Exercised	-	-
Cancelled or expired	(462,500)	2.76
Outstanding at June 30, 2008	7,802,929	$1.92

The weighted-average fair value of stock options granted to employees during the six months ended June 30, 2008 and 2007 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2008	2007
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.0%	4.7%
Expected stock price volatility	74%	70%
Expected dividend payout	-	-
Expected option life (in years)	5.0	5.0
Expected forfeiture rate	12.0%	12.0%
Fair value per share of options granted	$0.62	$1.61

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

The total intrinsic value of the options exercised for the six months ended June 30, 2007 was $94,340. There were no options exercised during the six months ended June 30, 2008.  Additionally, the total fair value of shares vested during the six months ended June 30, 2008 and 2007 was $428,630 and $661,611, respectively.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the six months ended June 30, 2008 and 2007 was $696,025 and $661,611, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of June 30, 2008 is $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	1,815,937	3.84	$1.00	1,815,937	$1.00

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2006	1,841,774	$1.00
Granted	-	-
Exercised	(25,837)	1.00
Canceled or expired	-	-
Outstanding at December 31, 2006	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2008	1,815,937	$1.00

There were no non-employee stock options vested during the six months ended June 30, 2008 and 2007, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.58	856,739	3.59	$0.58	856,739	$0.58
$0.60	800,000	4.85	$0.60	800,000	$0.60
$0.61	2,100,000	4.92	$0.61	2,100,000	$0.61
$2.59	862,452	3.12	$2.59	862,452	$2.59
$4.17	359,712	4.06	$4.17	359,712	$4.17
$4.15	2,860,356	3.16	$4.15	2,860,356	$4.15
	7,839,259	3.89	$2.28	7,839,259	$2.28

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2006	1,230,000	$4.31
Granted	3,657,850	4.03
Exercised	(47,750)	1.15
Canceled or expired	(282,250)	2.64
Outstanding at December 31, 2006	4,557,850	$4.20
Granted	3,115,777	4.18
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	7,673,627	$4.15
Granted	3,545,632	1.25
Exercised (Note H)	(3,380,000)	0.70	*
Canceled or expired	-	-
Outstanding at June 30, 2008	7,839,259	$2.28
______________
*The warrants were issued to Enable Capital and originally priced at $4.17 per share.  In February 2008, these warrants were re-priced to $0.6978258 per share and the holders exercised the warrants on a cashless basis and received 1,000,000 shares

The Company granted 645,632 and 79,320 warrants to Convertible Senior Notes holders, 0 and 2,600,000 warrants to private placement investors (Note H), 2,100,000 and 0 to a Convertible Debenture holder, 800,000 and 0 to a Note holder, and  0 and 76,739 compensatory warrants to non-employees during the six months ended June 30, 2008 and 2007, respectively.  There was no compensatory warrant expense recorded for the six months ended June 30, 2008.  The estimated value of compensatory warrants granted during the six months ended June 30, 2007 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of approximately 4.75%, a dividend yield of 0% and volatility of 70%. Compensation expense of $139,112 was charged to operations for the six months ended June 30, 2007.

The purchase price of the warrants issued to Convertible Senior Note holders was adjusted from $4.70 to $4.14 per share during the six months ended June 30, 2008 in accordance with the anti-dilution protection provision of the Convertible Senior Notes Payable Agreement (“the Agreement”) dated October 27, 2005, upon the occurrence of certain events as defined in the Agreement.

In February 2008, the Company amended certain stock purchase warrants held by private placement investors to reduce the exercise price under such warrants from $4.17 per share to $0.6978258 per share.  The warrants entitled the holders to purchase an aggregate of up to 3,380,000 shares of Telkonet’s common stock.   Subsequently, these private placement investors exercised all of their warrants on a cashless basis using the a five day volume average weighted price (VWAP) as of January 31, 2008 of $.99 resulting in the issuance of 1,000,000 shares of Company common stock.  The Company has accounted for the amended warrants issued, valued at $1,224,236, as other expense using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, an average risk-free interest rate of 3.5% a dividend yield of 0% and volatility of 70%.  In addition, during the six months ended June 30, 2008, the Company recorded non-cash expenses of $547,607 for the re-pricing of outstanding warrants in accordance with the anti-dilution provision of the warrant agreements.

NOTE J - BUSINESS SEGMENTS

The Company's reportable operating segments are strategic businesses differentiated by the nature of their products, activities and customers and are described as follows:

Telkonet (TKO) is a leading provider of innovative, centrally-managed solutions for integrated energy management, networking, building automation and proactive support solutions.

Microwave Satellite Technologies (MST) (Note B), offers complete sales, installation, and service of VSAT and business television networks, and became a full-service national Internet Service Provider (ISP). The MST solution offers a complete “Quad-play” solution to subscribers of multichannel video programming, VoIP telephony, NuVision Broadband Internet access and wireless fidelity (“Wi-Fi”) access, to commercial multi-dwelling units and hotels.

The measurement of losses and assets of the reportable segments is based on the same accounting principles applied in the consolidated financial statements.

Financial data relating to reportable operating segments is as follows:

	Three Months ended June 30,
	2008	2007
	(In thousands of U.S. $)
Revenues:
Telkonet	$4,608	$3,163
MST	1,016	503
Total revenue	$5,624	$3,666

Gross Profit
Telkonet	$1,920	$937
MST	(32)	(267)
Total gross profit	$1,888	$670

Loss from Operations:
Telkonet	$(1,886)	$(3,440)
MST	(1,315)	(1,297)
Total operating loss	$(3,201)	$(4,737)

	Six Months ended June 30,
	2008	2007
	(In thousands of U.S. $)
Revenues:
Telkonet	$8,646	$3,922
MST	1,938	990
Total revenue	$10,584	$4,912

Gross Profit
Telkonet	$3,064	$1,170
MST	(59)	(569)
Total gross profit	$3,005	$601

Loss from Operations:
Telkonet	$(4,345)	$(7,610)
MST	(2,684)	(2,437)
Total operating loss	$(7,029)	$(10,047)

	June 30, 2008	December 31, 2007
	(In thousands of U.S. $)
Assets
Telkonet	$27,464	$29,492
MST	8,014	9,249
Total assets	$35,478	$38,741

NOTE K - COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company leases office space under a sub-lease agreement through November 2010 for office space which occupies approximately 11,600 square feet in Germantown, MD.  In April 2007, the Company entered into a sub-lease agreement for an additional 4,800 square feet of adjacent office space through December 2015.

In April 2005, the Company entered into a three-year lease agreement for 6,742 square feet of commercial office space in Crystal City, Virginia. Pursuant to this lease, the Company agreed to assume a portion of the build-out cost for this facility.   In February 2007, the Company agreed to sub-lease the Crystal City, Virginia office through the remaining term of the contract resulting in a loss of approximately $192,000.  This lease expired in March 2008.

Additionally, the Company leases 2 corporate apartments through August 2008 in Germantown, MD.

MST, which was acquired by the Company in January 2006, presently leases 12,600 square feet of commercial office space in Hawthorne, New Jersey for its office and warehouse spaces. This lease will expire in April 2010.

In the year ended September 2006, the Company leased a vehicle for the then Chief Executive Officer. This lease expires in September 2008.

Following the acquisitions of Smart Systems International and Ethostream, the Company assumed leases on 9,000 square feet of office space in Las Vegas, NV for Smart Systems International on a month to month basis and 4,100 square feet of office space in Milwaukee, WI for Ethostream. The Ethostream lease expires in May 2011.  The Las Vegas, NV office lease expired on April 30, 2008.

Commitments for minimum rentals under non cancelable leases at June 30, 2008 are as follows:

July 1 through December 31, 2008	$440,862
2009	555,251
2010	352,831
2011	260,501
2012 and thereafter	486,540
Total	$2,095,984

Rental expenses charged to operations for the six months ended June 30, 2008, was $324,564.

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

The Company entered into an exclusive financial advisor and consulting agreement in January 2007. The agreement provides a minimum consideration fee, not less than $250,000, in the event of equity or financing transaction where the advisor is engaged. The agreement may be terminated with sixty days notification by either party.

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

Purchase Price Contingency

In conjunction with the acquisition of MST on January 31, 2006, the purchase price contingency shares are price protected for the benefit of the former owner of MST (Note B). In the event the Company’s common stock price is below $4.50 per share upon the achievement of thirty three hundred (3,300) subscribers a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million. The price protection provision provides a cash benefit to the former owner of MST if the as-defined market price of the Company’s common stock is less than $4.50 per share at the time of issuance from the escrow on or before January 31, 2009. The issuance of additional shares or distribution of other consideration upon resolution of the contingency based on the Company’s common stock prices will not affect the cost of the acquisition. When the contingency is resolved or settled, and additional consideration is distributable, the Company will record the current fair value of the additional consideration and the amount previously recorded for the common stock issued will be simultaneously reduced to the lower current value of the Company’s common stock. In addition, the Company agreed to fully fund the MST three year business plan, established on January 31, 2006, to satisfy the benchmarks established to achieve 3,300 subscribers. In the event, for any reason, the Company materially fails to satisfy its obligations under the acquisition agreement, then the former owners of MST shall be entitled to the release of any and all consideration held in reserve. In May 2008, the Company executed an agreement for a minimum commitment of $2.3 million to fund MST's business plan in accordance with Section 11.1 of the Purchase Agreement between Telkonet and Frank T. Matarazzo. In addition, the adjustment date for the achievement of MST's 3,300 subscribers has been extended an additional six months. Additionally, in April 2008 the Company issued from escrow 200,000 shares of the purchase price contingency and advanced 400,000 shares in June 2008 in exchange for Mr. Matarazzo’s agreement to a debt covenant restricting the use of proceeds in the Company’s debenture financing with YA Global Investments LP (Note E).

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

Of the stock issued in the SSI acquisition, 1,090,909 shares were being held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement could be satisfied. The aggregate number of shares held in escrow was subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.  On March 12, 2008, the Company released these shares from escrow and issued an additional 1,882,225 shares on June 12, 2008 pursuant to the adjustment provision in the SSI asset purchase agreement.

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

Senior Convertible Debentures

On February 11, 2008, purchasers of MSTI Holdings, Inc. Debentures executed a letter agreement with MSTI Holdings, Inc. providing that, among other things, in the event Frank Matarazzo ceases being Chief Executive Officer of MSTI Holdings, Inc., MSTI Holdings, Inc. will be in default under the Debentures.

NOTE L - MINORITY INTEREST IN SUBSIDIARY

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

For the six months ended June 30, 2008 and 2007, the minority shareholder's share of the loss of MST was limited to $508,435 and $0 respectively. The minority interest in MST through June 30, 2008 was a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, any losses will be charged against the Company's operations, as majority owner. However, if future earnings do materialize, the majority owner should be credited to the extent of such losses previously absorbed in the amount of $545,745.

Minority interest at June 30, 2008 and December 31, 2007 amounted to $3,344,680 and $2,978,918, respectively.

NOTE M - BUSINESS CONCENTRATION

Revenue from two (2) major customers approximated $4,233,118 or 40% of total revenues for the six months ended June 30, 2008. There were no major customers with revenues representing more than 10% of total revenues for the period ending June 30, 2007. Total accounts receivable of $532,190, or 29% of total accounts receivable, was due from these customers as of June 30, 2008. There were no outstanding accounts receivables from major customers as of June 30, 2007.

Purchases from one (1) major supplier approximated $1,395,828, or 47% of purchases, and $280,878, or 43% of purchases, for the six months ended June 30, 2008 and 2007, respectively. Total accounts payable of approximately $1,167,254, or 18% of total accounts payable, was due to this supplier as of June 30, 2008, and approximately $172,360, or 4% of total accounts payable, was due to these suppliers as of June 30, 2007.

NOTE N – SUBSEQUENT EVENTS

On May 30, 2008, Telkonet, Inc. (the “Company”) entered into a Securities Purchase Agreement with YA Global Investments, L.P. (the “Buyer”) pursuant to which the Company agreed to issue and sell to the Buyer up to $3,500,000 of secured convertible debentures (the “Debentures”) and warrants to purchase (the “Warrants”) up to 2,500,000 shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”)(Note E). The sale of the Debentures and Warrants will be effectuated in three separate closings, the first of which occurred on May 30, 2008.  In July 2008, the Company sold the remaining Debentures having an aggregate principal value of $2,000,000 and Warrants to purchase 400,000 shares of Common Stock.

As of August 11, 2008, the Company has issued 1,351,351 shares of its common stock for the repayment of $460,000 of the principal value of the outstanding convertible debentures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended June 30, 2008 and 2007, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.

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

The highlights and business developments for the six months ended June 30, 2008 include the following:

•	Consolidated revenue growth of 115% driven by an increase in sales of the Telkonet iWire System™ and Telkonet SmartEnergy products
•	Gross profit on consolidated net sales increased to 34% during the three months ended June 30, 2008, compared to 18% for the three months ended June 30, 2007
•	a decrease in selling, general and administrative expenses of 15% during the three months ended June 30, 2008, when compared to the three months ended June 30, 2007
•	The raising of $1.5 million through a private placement of 2.5 million shares of common stock
•	The closing of a $2,500,000 revolving credit facility secured by the Company’s accounts receivable.
•	Completion of the sale of up to $3.5M convertible debentures offering.

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

On March 9, 2007, the Company acquired substantially all of the assets of Smart Systems International (SSI), a leading provider of energy management products and solutions to customers in the United States and Canada for cash and Company common stock having an aggregate value of $6,875,000. The purchase price was comprised of $875,000 in cash and 2,227,273 shares of the Company’s common stock. 1,090,909 of these shares were held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement could be satisfied. The aggregate number of shares held in escrow was subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.  On March 12, 2008, the Company released these shares from escrow and issued an additional 1,882,225 shares on June 12, 2008 pursuant to the adjustment provision in the SSI asset purchase agreement.

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

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of June 30, 2008 and December 31, 2007. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the six months ended June 30, 2008 and the year ended December 31, 2007, the Company experienced approximately three percent of units returned under its product warranty policy. As of June 30, 2008 and December 31, 2007, the Company recorded warranty liabilities in the amount of $130,883 and $102,534, respectively, using this experience factor.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities and requires companies to better convey the purpose of derivative use in terms of the risks they intend to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. SFAS 161 retains the same scope as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact, if any, on our consolidated financial statements.

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

The table below outlines product versus recurring (lease) revenues for comparable periods:

	Three Months Ended
	June 30, 2008		June 30, 2007		Variance

Product	$3,994,329	71%	$2,626,079	72%	$1,368,250	52%
Recurring (lease)	1,630,208	29%	1,040,528	28%	589,680	57%
Total	$5,624,537	100%	$3,666,607	100%	$1,957,930	53%

	Six Months Ended
	June 30, 2008		June 30, 2007		Variance

Product	$7,369,155	70%	$3,263,935	66%	$4,105,220	126%
Recurring (lease)	3,214,403	30%	1,648,941	34%	1,565,462	95%
Total	$10,583,558	100%	$4,912,876	100%	$5,670,682	115%

Product revenue

The Telkonet Segment product revenue principally arises from the sale and installation of broadband networking and energy management equipment, including the Telkonet iWire System™ to commercial resellers, and directly to customers in the hospitality, government and international markets. The Telkonet iWire SystemTM consists of the Telkonet Gateway, the Telkonet Extender, the patented Telkonet Coupler, and the Telkonet iBridge.  The Telkonet SmartEnergy energy management solution consists of thermostats, sensors and controllers.   Product revenue in the Telkonet Segment increased by approximately $1,247, 000 and $3,887,000, respectively, for the three and six months ended June 30, 2008, including approximately $2,632,000 and $4,882,000 attributed to the sale of energy management products, and approximately $576,000 and $1,206,000 of products and services to the hospitality market. We anticipate a continued consistent upward trend of quarterly growth in the energy management and hospitality markets. The release of our Series 5 product suite in March 2008 provides significant opportunities for increased PLC sales in the utility and government markets.

The MST Segment product revenue consists of equipment, installations and ancillary services provided to customers independent of the subscriber model. Product revenue in this segment for the three and six months ended June 30, 2008 was approximately $229,000 and $386,000, respectively.

Recurring (lease) Revenue

The increase in recurring revenue in the Telkonet segment for the three and six months ended June 30, 2008, reflects the addition of Ethostream’s hospitality portfolio in March 2007, which added approximately 2,000 hotels to our broadband network portfolio. We currently support over 200,000 HSIA rooms, resulting in recurring revenue of approximately $823,000 and $1,662,000, respectively, for the three and six months ended June 30, 2008. We anticipate growth to our subscriber base as we deploy additional sites under contract.

The recurring revenue for the MST Segment subscriber base increased by approximately $411,000 and $730,000, respectively, for the three and six months ended June 30, 2008 compared to 2007 primarily from subscriber growth and the acquisition of Newport Telecommunications Co. in July 2007. The MST Segment subscriber portfolio includes approximately 22 MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York.

Cost of Sales

	Three Months Ended
	June 30, 2008		June 30, 2007		Variance

Product	$2,407,378	60%	$1,935,481	74%	$471,897	24%
Recurring (lease)	1,329,399	82%	1,060,408	102%	268,991	25%
Total	$3,736,777	66%	$2,995,889	82%	$740,888	25%

	Six Months Ended
	June 30, 2008		June 30, 2007		Variance

Product	$4,959,317	67%	$2,364,949	72%	$2,594,368	110%
Recurring (lease)	2,619,663	81%	1,947,401	118%	672,262	35%
Total	7,578,980	72%	$4,312,350	88%	$3,266,630	76%

Product Costs

The Telkonet Segment product costs include equipment and installation labor related to the Telkonet iWire System TM product suite, as well as wireless networking and energy management products.  During the three and six months ended June 30, 2008, product costs increased by approximately $404,000 and $2,499,000 for the Telkonet Segment in conjunction with the increased sales to the hospitality, energy management and government markets.

The MST Segment product costs primarily consist of equipment and installation labor for installation and ancillary services provided to customers. For the three and six months ended June 30, 2008, product costs for the MST segment amounted to approximately $148,000 and $235,000, respectively.

Recurring (lease) Costs

The Telkonet Segment recurring costs increased by approximately $49,000 and $330,000, respectively, for the three and six months ended June 30, 2008 compared to the prior year period.  This increase is primarily due to the increase in recurring revenue for the Telkonet Segment and the addition of Ethostream’s customer service and support infrastructure, including an internal call center, to support the Telkonet Segment’s customer portfolio.

The MST Segment’s recurring costs increased by approximately $220,000 and $342,000, respectively, for the three and six months ended June 30, 2008.  These costs consist of customer support, programming and amortization of the capitalized costs to support the subscriber revenue.  Although MST's programming fees are a significant portion of the cost, MST continues to pursue competitive agreements and volume discounts in conjunction with the anticipated growth of the subscriber base. The customer support costs include build-out of the support services necessary to develop and support the build-out of the Quad-Play subscriber base in metropolitan New York. The capitalized costs are amortized over the lease term and include equipment and installation labor.  Additionally, MST’s recurring costs increased due to the addition of the Newport subscribers in July 2007.

Gross Profit

	Three Months Ended
	June 30, 2008		June 30, 2007		Variance

Product	$1,586,951	40%	$690,598	26%	$896,353	130%
Recurring (lease)	300,809	18%	(19,880)	-2%	320,689	1613%
Total	$1,887,760	34%	$670,718	18%	$1,217,042	181%

	Six Months Ended
	June 30, 2008		June 30, 2007		Variance

Product	$2,409,838	33%	$898,986	28%	$1,510,852	168%
Recurring (lease)	594,740	19%	(298,460)	-18%	893,200	299%
Total	$3,004,578	28%	$600,526	12%	$2,404,052	400%

Product Gross Profit

The gross profit for the three and six months ended June 30, 2008 increased compared to the prior year period as a result of product sales and installations in the Telkonet Segment and represented 40% and 33% of product revenue, respectively. We anticipate an increase in our gross profit trend for product sales as energy management, utility and government market opportunities expand. Additionally, the integration of acquired companies has resulted in opportunities to internalize installation services and streamline processes.

Recurring (lease) Gross Profit

The Telkonet Segment’s gross profit associated with recurring (lease) revenue increased for the three and six months ended June 30, 2008 by approximately $129,000 and $506,000, respectively.  Gross profit represented approximately 49% and 48%, respectively, of recurring (lease) revenue for the three and six months ended June 30, 2008.  The centralized remote monitoring and management platform and internal call support center will provide the platform to maintain and expand gross profit for the Telkonet Segment’s recurring revenue.

The MST Segment’s gross profit increased by approximately $191,000 and $388,000, respectively, for the three and six months ended June 30, 2008, compared to the prior year period, primarily due to programming costs and the support infrastructure. MST anticipates that an expanded subscriber base utilizing the current infrastructure and reduced programming costs will facilitate increased gross profit.  Gross profit represented approximately -13% and -13%, respectively, of recurring (lease) revenue for the three and six months ended June 30, 2008.

Operating Expenses

	Three Months Ended
	June 30, 2008	June 30, 2007	Variance

Total	$5,089,632	$5,407,166	$(317,534)	-6%

	Six Months Ended
	June 30, 2008	June 30, 2007	Variance

Total	$10,033,547	$10,647,213	$(613,666)	-6%

Overall expenses decreased for the three and six months ended June 30, 2008 over the comparable period in 2007 by approximately $318,000 and $614,000, or -6% and -6%, respectively. During the three and six months ended June 30, 2008, operating expenses for the Telkonet Segment decreased by approximately $593,000 and $1,371,000, or -13% and -16%, respectively, when compared to the prior year period. The Company has achieved significant operating efficiencies since the acquisition of SSI and Ethostream in March 2007 primarily as a result of a reduction in administrative costs initiated in the fourth quarter of 2007.

 During the three and six months ended June 30, 2008, operating costs for the MST Segment increased by approximately $276,000 and $757,000, or 27% and 41%, respectively, when compared to the prior year period, principally due to increased administrative costs and non-cash expenses related to employee stock compensation and depreciation and amortization.

Research and Development

	Three Months Ended
	June 30, 2008	June 30, 2007	Variance

Total	$492,689	$615,205	$(122,516)	-20%

	Six Months Ended
	June 30, 2008	June 30, 2007	Variance

Total	$1,157,811	$1,089,808	$68,003	6%

Telkonet’s research and development costs related to both present and future products are expensed in the period incurred. Total expenses decreased for the three months and increased for the six months ended June 30, 2008 by approximately $(123,000) and $68,000, or -20% and 6%, respectively. The Research and Development costs are associated with the development of the Series 5 product suite and the integration of new applications to the Telkonet iWire System, and the development of Telkonet SmartEnergy product suite. The Company does not anticipate significant cost increases throughout 2008.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30, 2008	June 30, 2007	Variance

Total	$3,620,129	$4,244,707	$(624,578)	-15%

	Six Months Ended
	June 30, 2008	June 30, 2007	Variance

Total	$7,205,639	$8,504,818	$(1,299,179)	-15%

Selling, general and administrative expenses decreased for the three and six months ended June 30, 2008 over the comparable prior year by approximately $625,000 and $1,299,000, or -15% and -15%, respectively. This decrease is primarily the result of the efficiencies in the organization resulting in salary and related costs reductions as well as reduced travel costs, professional fees and rent and related costs for the Telkonet Segment as compared to the prior year period.  We expect to maintain a consistent quarterly selling, general and administrative expenses as compared to the three months ended June 30, 2008 during the remainder of 2008.

Backlog

The Telkonet Segment maintains contracts and monthly services for more than 2,400 hotels which are expected to generate approximately $3,600,000 annual recurring support and internet advertising revenue.

The Telkonet Segment has maintained certain purchase orders relating to a major utilities energy management initiative provided through the two selected providers. The current order backlog amounts to approximately $780,000 and the estimated remaining program value amounts to $4,500,000 for products and services to be provided through March 2010. In addition, the Company recently contracted a similar energy efficiency program in Wisconsin estimated to achieve 5,000 rooms and establish offerings within utility programs nationally.

The Company has contracted with a national hotel operator to install energy management devices in approximately 16,000 rooms for an approximate value of $3,800,000. The current order backlog for this contract amounts to approximately $400,000.  The implementation is anticipated to be completed by the third quarter of 2008.

The Telkonet Segment has approximately 60 agreements under contract in the HSIA sector including a 5,400 room HSIA installation in 30 hotels utilizing a combination of wireless and PLC which was initiated in June 2008 and anticipated to be completed in August 2008. The total contracted HSIA installations currently amount to approximately $1,500,000, excluding monthly services.

The MST subscriber portfolio includes approximately 22 MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. The remaining terms of the access agreements provide MST access rights from 7 to 15 years with the final agreement expiring in 2016 and the revenues to be recognized under non-cancelable bulk agreements provide a minimum of $2,850,000 in revenue through 2013.

Liquidity and Capital Resources

Working Capital

Our working capital decreased by $2,345,206 during the six months ended June 30, 2008 from a working capital deficit of $(2,990,664) at December 31, 2007 to a working capital deficit of $(5,335,870) at June 30, 2008. The decrease in working capital for the six months ended June 30, 2008 is due to a combination of factors, of which the significant factors include:

•	Cash had a net decrease from working capital by $1,375,675 for the six months ended June 30, 2008. The most significant uses and proceeds of cash were:

o	Approximately $2,122,000 of cash consumed directly in operating activities

o	A private placement from the sale of 2,500,000 shares of common stock at $0.60 per share provided proceeds of $1,500,000.

o	A repayment of a Senior Note in the amount of $1,500,000 issued to GRQ Consultants, Inc.

o	A sale of convertible debentures for proceeds of $1,500,000 in May 2008.

Of the total current assets of $4,960,707 as of June 30, 2008, cash represented $224,788.  Of the total current assets of $7,004,168 as of December 31, 2007, cash represented $1,629,583.

Convertible Debenture

On May 30, 2008, the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P. (the “Buyer”) pursuant to which the Company agreed to issue and sell to the Buyer up to $3,500,000 of secured convertible debentures (the “Debentures”) and warrants to purchase (the “Warrants”) up to 2,500,000 shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”).  The sale of the Debentures and Warrants will be effectuated in three separate closings, the first of which occurred on May 30, 2008, and the remainder of which shall occur after the satisfaction of certain conditions, including, but not limited to, the approval by the Company’s stockholders of an amendment to the Company’s certificate of incorporation authorizing additional shares of Common Stock for issuance.  At the May 30, 2008 closing, the Company sold Debentures having an aggregate principal value of $1,500,000 and Warrants to purchase 2,100,000 shares of Common Stock.  In July 2008, the Company sold the remaining Debentures having an aggregate principal value of $2,000,000 and Warrants to purchase 400,000 shares of Common Stock.

The Debentures accrue interest at a rate of 13% per annum and mature on May 29, 2011.  The Debentures may be redeemed at any time, in whole or in part, by the Company upon payment by the Company of a redemption premium equal to 15% of the principal amount of Debentures being redeemed, provided that an Equity Conditions Failure (as defined in the Debentures) is not occurring at the time of such redemption.  The Buyer may also convert all or a portion of the Debentures at any time at a price equal to the lesser of (i) $0.58, or (ii) ninety percent (90%) of the lowest volume weighted average price of the Company’s Common Stock during the ten (10) trading days immediately preceding the conversion date.  The Warrants expire five years from the date of issuance and entitle the Buyers to purchase shares of the Company’s Common Stock at a price per share of $0.61.

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

Convertible Senior Debentures-MST

In May 2007, MST issued Debentures having a principal value of $6,576,350, plus an original issue discount of $526,350, in exchange for $6,050,000 from investors, exclusive of placement fees. The original issue discount to the MST Debentures is amortized over 12 months. The MST Debentures accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the MST Debentures, payable quarterly in cash or common stock, at MST’s option, and mature on April 30, 2010. The MST Debentures are not callable and are convertible at a conversion price of $0.65 per share into 10,117,462 shares of MST common stock, subject to certain limitations.

In connection with the placement of the MST Debentures, MST also issued to the MST Debenture holders, five-year warrants to purchase an aggregate of 5,058,730 shares of MST common stock at an exercise price of $1.00 per share. In connection with the issuance of the MST Debentures, MST incurred placement fees of $423,500. Additionally, MST issued its placement agents five-year warrants to purchase 708,222 shares of MST common stock at an exercise price of $1.00 per share.  On February 11, 2008, the MST Debenture holders executed a letter agreement with MSTI waiving their rights to receive any potential liquidated damages under the registration rights agreement executed in connection with this transaction in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.

Related Party Promissory Note

On May 6, 2008, Telkonet executed a Promissory Note in the aggregate principal amount of $400,000.  The Note was due and payable on the earlier to occur of (i) the closing of the Company’s next financing, or (ii) November 6, 2008.  In connection with the issuance of the Note, the Company issued warrants to purchase 800,000 shares of Telkonet common stock at $0.60 per share.  These warrants expire five years from the date of issuance.  The note was repaid in July 2008.

Acquisition of Microwave Satellite Technologies, Inc. (MST)

On January 31, 2006, the Company acquired a 90% interest in MST from Frank Matarazzo, the sole stockholder of MST in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000. The cash portion of the purchase price was paid in two installments, $900,000 at closing and $900,000 in February 2007. The stock portion is payable from shares held in escrow, 400,000 shares of which were paid at closing and the remaining 1,200,000 shares of which shall be issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. As of May 1, 2008, the Company has issued 400,000 shares of the purchase price contingency valued at $1,800,000 as an adjustment to goodwill. In the event the Company’s common stock price is below $4.50 per share upon the final issuance of shares from escrow, a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million. As of May 1, 2008, the Company’s common stock price was below $4.50. To the extent that the market price of the Company’s common stock is below $4.50 per share upon issuance of the shares from escrow, the number of shares issuable on conversion is ratably increased, which could result in further dilution of the Company’s stockholders.

In April 2008, the Company released from escrow 200,000 shares of the purchase price contingency.  In June 2008, the Company released from escrow an additional 400,000 shares in exchange for Mr. Matarazzo’s agreement to a debt covenant contained in the transaction documents executed in connection with the debenture financing with YA Global Investments LP which prohibits the use of the proceeds obtained in the debt financing to fund MST.

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

Of the stock issued in the transaction, 1,090,909 shares were held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement could be satisfied. The aggregate number of shares held in escrow was subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.   On March 12, 2008, the Company released these shares from escrow and issued an additional 1,882,225 shares on June 12, 2008 pursuant to the adjustment provisions of the SSI asset purchase agreement.

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

Proceeds from the issuance of common stock

During the six months ended June 30, 2008, the Company issued 2,500,000 shares of common stock valued at $0.60 per share for an aggregate purchase price of $1,500,000.  The proceeds of this offering were used to repay the principal of the Senior Promissory Note to GRQ.

Cashflow analysis

Cash utilized in operating activities was $2,122,105 during the six months ended June 30, 2008 compared to $8,166,506 in the previous comparable period. The primary use of cash during the six months ended June 30, 2008 was for operating activities.

The Company utilized cash for investing activities of $780,961 and $4,972,852 during the six months ended June 30, 2008 and 2007, respectively.  During the six months ended June 30, 2008, these expenditures were primarily due to the purchase of equipment under operating lease by MST.  In 2007, these expenditures primarily arose from the payment of the cash portion of the MST purchase price of $900,000 and cash payments of $875,000 and $2,000,000, for the acquisition of SSI and Ethostream, respectively. The cost of equipment under operating leases amounted to $771,960 and $733,141 for the six months ended June 30, 2008 and 2007. Furthermore, purchases of property and equipment amounted to $9,001 and $189,154 for the six months ended June 30, 2008 and 2007, respectively.

The Company had cash from financing activities of $1,498,271 and $17,518,620 during the six months ended June 30, 2008 and 2007, respectively. The financing activities involved the sale of 2.5 million shares of common stock at $0.60 per share for a total of $1,500,000, in February 2008, the proceeds of which were used to repay the outstanding principal amount on the GRQ Note.  Additionally, the company sold debentures for gross proceeds of $1,500,000 in May 2008, and the Company received a $400,000 loan from a board member, which was offset by $462,511 in financing costs paid.  During the six months ended June 30, 2007, the financing activities represented proceeds from the sale of 4.0 million shares of common stock at $2.50 per share for an aggregate purchase price of $9,610,000, net of placement fees, and proceeds from the exercise of stock options and warrants of $111,960.  Through its majority-owned subsidiary MSTI Holdings, Inc., the Company raised $5,303,238 through the sale of debentures, and $2,694,020 through the sale of common stock, during the six months ended June 30, 2007.

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

While we have raised capital to meet our working capital and financing needs, additional financing is required in order to meet our current and projected cash flow requirements from operations and development. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments on favorable terms or at all. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing which we may not be able to obtain. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Acquisition or Disposition of Property and Equipment

During the six months ended June 30, 2008, fixed assets and costs of equipment under operating leases increased $699,004 primarily from purchases of equipment for the MST Quad-Play build-out. The remainder is related to computer equipment and peripherals used in day-to-day operations. The Company anticipates significant expenditures in the MST Segment to continue the build-out the head-end equipment, IPTV and other related projects. The Telkonet Segment does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than the purchase of computer equipment and peripherals to be used in the Company’s day-to-day operations.

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

Number of Employees

As of August 1, 2008, the Company had 169 full time employees.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$8,157,872	-	8,157,872	-	-
Capital Lease Obligations	$215,936	16,273	79,610	109,357	10,696
Operating Lease Obligations	$2,095,984	440,862	908,082	435,510	311,531
Purchase Obligations (1)	$618,926	618,926	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	$-	-	-	-	-
Total	$11,088,718	1,076,061	9,145,564	544,867	322,227

(1) Purchase commitment for inventory orders of energy management products through September 2008.  The Company has prepaid approximately $124,000 as of August 1, 2008.

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

Marketable Securities

Telkonet maintained investments in two publicly-traded companies for the six months ended June 30, 2008.  The Company has classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Unrealized losses of $1,558,204 were recorded for the six months ended June 30, 2008 and there were no unrealized gains or losses for the six months ended June 30, 2007.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.  There were no realized gains or losses for the six months ended June 30, 2008 and 2007.

Investments in Privately Held Companies

We have invested in privately held companies, which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As a result, we could lose our entire initial investment in these companies. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of these companies and none is expected to develop. These investments are carried at cost, which as of August 1, 2008 was $8,000 and are recorded in other assets in the Consolidated Balance Sheet.

Item 4.  Controls and Procedures.

As of June 30, 2008, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the U.S. Securities and Exchange Commission. During the six months ended June 30, 2008, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since inception through June 30, 2008, the Company has incurred cumulative losses of $100,168,651 and has never generated enough funds through operations to support its business. Additional capital may be required in order to provide working capital requirements for the next twelve months.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $14.7 million at June 30, 2008 resulting from recent and past acquisitions. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

The Debentures issued on May 2008 are secured by substantially all of the Company’s assets, therefore, if the Company defaults on those obligations, the Debenture holders could foreclose on the Company’s assets.

The holders of the Company’s debentures have a security interest in substantially all of the Company’s assets.  As a result, if the Company fails to satisfy its obligations to the debenture holders, the debenture holders could foreclose their security interest and liquidate some or all of the Company’s assets, which could cause the Company to cease operations.

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

The issuance of our stock upon the conversion of the convertible debentures could encourage short sales by third parties, which could contribute to the future decline of our stock price and materially dilute the existing shareholder's equity and voting rights.

If the convertible debentures are converted into shares of our common stock, this could potentially cause significant downward pressure on the price of our common stock. This is particularly the case if the market is unable to absorb the increased number of trading shares. Such an event could place further downward pressure on the price of our common stock, which presents an opportunity to short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity could cause long holders of the stock to sell their shares thereby contributing to increased sales of our stock in the market. If there is an imbalance on the sell side of the market for the stock, our stock price will decline.

The issuance of shares upon conversion of the convertible debentures issued to YA Global Investments, L.P., and exercise of warrants issued to YA Global Investments, L.P. will result in substantial dilution to the interests of other shareholders.

The issuance of shares upon conversion of the convertible debentures and exercise of the warrants issued to YA Global Investments, L.P. will result in dilution to the interests of other shareholders.  If a significant number of shares are issued in connection with such conversion or exercise, this dilutive effect could be substantial.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 26, 2008, the Company held its annual meeting of stockholders at which the Company’s stockholders elected five (5) directors, voted to approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares and ratified the appointment of the Company’s independent accountants for 2008.

The following directors were elected at the annual meeting based on the number of votes indicated below. Each director was elected to serve until the next annual meeting of stockholders or until his successor is elected and qualified.

Director Name	For	Against	Abstain	Broker Non-votes
Warren V. Musser	47,259,165	0	10,554,291	0
Thomas C. Lynch	48,327,292	0	9,486,164	0
Thomas M. Hall	48,214,790	0	9,598,666	0
Anthony J. Paoni	48,363,692	0	9,449,764	0
Seth D. Blumenfeld	45,014,560	0	12,798,896	0

The stockholders also ratified the appointment of the Company’s independent accountants for 2008 and approved the proposed amendment to the Company’s Articles of Incorporation increasing the number of shares the Company is authorized to issue from 100,000,000 shares to 130,000,000 shares.  The Amendment to the Company’s Articles of Incorporation was filed with the Secretary of State of the State of Utah and became effective on June 27, 2008.

The other matters presented at the meeting were approved by the Company’s stockholders as follows:

Matter Voted Upon	For	Against	Abstain	Broker Non-votes
Ratification of Independent Accountants	54,243,483	894,714	2,675,259	0
Amendment to Articles of Incorporation	14,534,182	4,094,270	919,753	38,265,251

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description Of Document

2.1	MST Stock Purchase Agreement and Amendment (incorporated by reference to our 8-K filed on February 2, 2006)
2.2	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K filed on March 2, 2007)
2.3	Unit Purchase Agreement by and among Telkonet, Inc., Ethostream, LLC and the members of Ethostream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K filed on March 16, 2007)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Amendment to Articles of Incorporation
3.3	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.1	Form of Series A Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.2	Form of Series A Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)
4.3	Form of Series B Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.4	Form of Series B Non-Detachable Warrant (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.5	Form of Senior Note (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.6	Form of Non-Detachable Senior Note Warrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.7	Senior Convertible Note by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.8	Senior Convertible Note by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.11	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.12	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.13	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K (No. 001-31972), filed on September 6, 2006)
4.14	Form of Accelerated Payment Option Warrant to Purchase Common Stock (incorporated by reference to our Registration Statement on Form S-3 (No. 333-137703), filed on September 29, 2006.
4.15	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)
4.16	Senior Note by Telkonet, Inc. in favor of GRQ Consultants, Inc.
4.17	Warrant to Purchase Common Stock by Telkonet, Inc in favor of GRQ Consultants, Inc
4.18	Form of Promissory Note (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008.
4.19	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008.
4.20	Form of Convertible Debenture (incorporated by reference to our Form 8-K (No. 001-31972) filed on June 5, 2008.
4.21	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on June 5, 2008.
10.1	Amended and Restated Telkonet, Inc. Incentive Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-412), filed on April 17, 2002)

10.2	Employment Agreement by and between Telkonet, Inc. and Frank T. Matarazzo, dated as of February 1, 2006 (incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2006)
10.3	Settlement Agreement by and among Telkonet, Inc. and Kings Road Investments Ltd., dated as of August 14, 2006 (incorporated by reference to our Form 8-K (No. 001-31972), filed on August 16, 2006)
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

10.09	Employment Agreement by and between Telkonet, Inc. and Jason Tienor, dated as of March 15, 2007(incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
10.10	Employment Agreement by and between Telkonet, Inc. and Jeff Sobieski, dated as of March 15, 2007(incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
10.11	Securities Purchase Agreement, dated May 30, 2008, by and between Telkonet, Inc. and YA Global Investments LP (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2008)
10.12	Registration Rights Agreement, dated May 30, 2008, by and between Telkonet, Inc. and YA Global Investments LP (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2008)
10.13	Security Agreement, dated May 30, 2008, by and between Telkonet, Inc. and YA Global Investments LP (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2008)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard J. Leimbach
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard J. Leimbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: August 11, 2008	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer