Form 10-Q
period 2008-09-30
TELKONET INC
filed 2008-11-10
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

For the period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 86,742,162 shares of Common Stock ($.001 par value) as of November 1, 2008.

TELKONET, INC.
FORM 10-Q for the Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2008 (unaudited)	December 31, 2007
Current assets:
Cash and cash equivalents	$149,993	$1,629,583
Accounts receivable, net of allowance for doubtful accounts of $210,137 and $111,957at September 30, 2008 and December 31, 2007, respectively	787,796	2,134,978
Due from receivable factoring	872,719	-
Investment in sales type leases	4,040	16,501
Inventories	2,005,996	2,578,084
Prepaid expenses and deposits	564,934	645,022
Total current assets	4,385,478	7,004,168

Property and equipment, at cost:
Furniture and equipment	1,580,087	1,660,493
Less: accumulated depreciation	914,183	809,915
Total property and equipment, net	665,904	850,578

Equipment under operating leases, at cost:
Telecommunications and related equipment, at cost	117,493	313,941
Less: accumulated depreciation	92,698	243,894
Total equipment under operating leases, net	24,795	70,047

Cable and related equipment:
Telecommunications and related equipment, at cost	6,520,047	5,764,645
Less: accumulated depreciation	2,087,869	1,537,862
Total cable and related equipment, net	4,432,178	4,226,783

Other assets:
Long-term investments	62,803	62,803
Marketable securities	1,764,863	4,541,167
Intangible assets, net of accumulated amortization of $1,492,969 and $895,085 at September 30, 2008 and December 31, 2007, respectively	5,851,145	6,449,029
Financing costs, net of accumulated amortization of $423,636 and $168,353 at September 30, 2008 and December 31, 2007, respectively	892,178	697,461
Goodwill	14,670,455	14,670,455
Deposits and other	113,676	168,854
Total other assets	23,355,120	26,589,769

Total Assets	$32,863,475	$38,741,345

Current liabilities:
Accounts payable	$4,797,855	$5,700,397
Accrued liabilities	2,931,760	1,653,782
Capital lease payable – current	36,663	-
Related party advances	348,918	291,000
Senior note payable, net of debt discounts	-	1,470,820
Registration rights liability	-	500,000
Deferred revenue	294,201	250,613
Working capital line of credit	475,000	-
Other	221,677	128,222
Total current liabilities	9,106,074	9,994,832

Long-term liabilities:
Convertible debentures, net of debt discounts	6,251,716	4,432,342
Capital lease payable – non current	176,011	-
Derivative liability	2,993,615	-
Deferred lease liability and other	55,611	67,112
Total long-term liabilities	9,476,953	4,499,454

Commitments and contingencies	-	-
Minority interest	2,668,058	2,978,918

Stockholders’ equity
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Common stock, par value $.001 per share; 130,000,000 shares authorized; 82,380,634 and 70,826,544 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	82,381	70,827
Additional paid-in-capital	117,353,721	112,013,093
Accumulated deficit	(103,047,408)	(90,815,779)
Accumulated comprehensive loss	(2,776,304)	-
Stockholders’ equity	11,612,390	21,268,141

Total Liabilities and Stockholders’ Equity	$32,863,475	$38,741,345

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues, net:
Product	$3,964,419	$3,005,144	$11,333,574	$6,269,079
Rental	1,763,396	1,583,633	4,977,799	3,232,574
Total Revenue	5,727,815	4,588,777	16,311,373	9,501,653

Cost of Sales:
Product	2,165,379	2,139,034	7,124,696	4,503,983
Rental	1,355,985	1,229,985	3,975,648	3,177,386
Total Cost of Sales	3,521,364	3,369,019	11,100,344	7,681,369

Gross Profit	2,206,451	1,219,758	5,211,029	1,820,284

Costs and Expenses:
Research and Development	509,418	646,848	1,667,229	1,736,656
Selling, General and Administrative	3,111,570	4,553,161	10,317,209	13,057,979
Impairment Write-Down in Investment in Affiliate	-	-	380,000	-
Impairment Write-Down in Long Lived Assets of Subsidiary	330,000	-	330,000	-
Non-Employee Stock Based Compensation	-	400,220	81,500	400,220
Employee Stock Based Compensation	194,483	294,859	623,113	941,900
Employee Stock Based Compensation of Subsidiary	128,507	130,941	395,904	173,967
Depreciation and Amortization	251,587	275,611	764,157	638,131
Total Operating Expense	4,525,565	6,301,640	14,559,112	16,948,853

Loss from Operations	(2,319,114)	(5,081,882)	(9,348,083)	(15,128,569)

Other Income (Expenses):
Interest Income	405	37,883	28,946	110,343
Financing Expense	(789,021)	(328,611)	(2,494,888)	(529,168)
Gain (Loss) on Derivative Liability	(576,156)	-	(1,594,609)	-
Registration rights liquidated damages of subsidiary	-	(500,000)	500,000	(500,000)
Other income	-	-	270,950	-
Other expense	-	-	(1,598,203)	-
Total Other Income (Expenses)	(1,364,772)	(790,728)	(4,887,804)	(918,825)

Loss Before Provision for Income Taxes	(3,683,886)	(5,872,610)	(14,235,887)	(16,047,394)
Provision for Income Taxes	-	-	-	-

Loss Before Minority Interest	(3,683,886)	(5,872,610)	(14,235,887)	(16,047,394)
Minority Interest	805,129	916,980	2,004,258	1,105,420
Net Loss	$(2,878,757)	$(4,955,630)	$(12,231,629)	$(14,941,974)

Loss per common share (basic and assuming dilution)	$(0.04)	$(0.07)	$(0.16)	$(0.23)

Weighted average common shares outstanding	81,422,404	67,520,571	76,880,047	64,324,325

Comprehensive Loss:

Net Loss	$(2,878,757)	$(4,955,630)	$(12,231,629)	$(14,941,974)

Unrecognized loss on investment	(1,218,100)	-	(2,776,304)	-

Comprehensive Loss	$(4,096,857)	$(4,955,630)	$(15,007,933)	$(14,941,974)

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2008 THROUGH SEPTEMBER 30, 2008

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance at January 1, 2008	-	-	70,826,544	$70,827	$112,013,093	$(90,815,779)	$-	$21,268,141

Shares issued in exchange for services rendered at approximately $1.09 per share	-	-	312,911	313	340,094	-	-	340,407

Shares issued for cashless warrants exercised	-	-	1,000,000	1,000	(1,000)	-	-	-

Shares issued in connection with Private Placement	-	-	2,500,000	2,500	1,497,500	-	-	1,500,000

Adjustment shares issued for investment in affiliate	-	-	3,046,425	3,046	(3,046)	-	-	-

Adjustment shares issued for purchase of subsidiary	-	-	1,882,225	1,882	(1,882)	-	-	-

Shares issued from escrow contingency in purchase of subsidiary	-	-	600,000	600	379,400	-	-	380,000

Shares issued in exchange for convertible debentures	-	-	2,212,529	2,213	707,787	-	-	710,000

Value of additional warrants issued in conjunction with anti-dilution provision	-	-	-	-	200,459	-	-	200,459

Stock-based compensation expense related to the re-pricing of investor warrants	-	-	-	-	1,598,203	-	-	1,598,203

Stock-based compensation expense related to employee stock options	-	-	-	-	623,113	-	-	623,113

Holding loss on available for sale securities	-	-	-	-	-	-	(2,776,304)	(2,776,304)

Net Loss	-	-	-	-	-	(12,231,629)	-	(12,231,629)

Balance at September 30, 2008	-	-	82,380,634	$82,381	$117,353,721	$(103,047,408)	$(2,776,304)	$11,612,390

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss from operating activities	$(12,231,629)	$(14,941,974)
Adjustments to reconcile net loss from operations to cash used in operating activities
Minority interest	(2,004,258)	(1,105,420)
Registration rights liquidated damages	(500,000)	500,000
Write-off of fixed assets in conjunction with loss on sublease	-	64,608
Amortization of financing costs	267,849	101,663
Amortization of debt discount and warrant on convertible debentures	534,464	175,450
Loss on derivative liability	1,594,609	-
Impairment write-down on long lived assets of subsidiary	330,000	-
Impairment write-down on goodwill	380,000	-
Value of warrant repricing and additional warrants issued	2,973,742	319,495
Stock based compensation to employees and consultants in exchange for services rendered	1,100,517	1,424,209
Depreciation and Amortization, including depreciation of equipment under operating leases and cable and related equipment	1,459,861	1,181,149
Increase / decrease in:
Accounts receivable	1,330,521	(1,573,744)
Due from receivable factoring	(872,719)	-
Inventory	572,088	474,432
Prepaid expenses and deposits	306,978	(713,831)
Customer deposits and other current liability	91,373	129,368
Accounts payable and accrued expenses	478,345	1,480,144
Deferred revenue	35,152	(115,927)
Other	58,199	9,114
Net Cash (Used in) Operating Activities	(4,094,908)	(12,591,264)

Cash Flows from Investing Activities:
Costs of equipment under operating leases and cable and related equipment	(999,718)	(1,162,832)
Investment in subsidiaries	-	(5,070,557)
Purchase of property and equipment, net	(9,001)	(266,280)
Net Cash (Used in) Investing Activities	(1,008,719)	(6,499,669)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debentures, net of costs and fees	3,112,434	5,303,238
Proceeds from the issuance of a senior note payable	-	1,500,000
Proceeds from sale of common stock, net of costs	1,500,000	9,610,000
Proceeds from subsidiary’s sale of common stock, net of costs	-	2,694,020
Proceeds from exercise of stock options and warrants	-	124,460
Proceeds from related party advances, net	60,000	-
Proceeds from line of credit	475,000	-
Repayment of capital lease and other	(23,397)	-
Repayment of senior note	(1,500,000)	-
Repayment of subsidiary loans	-	(202,236)
Net Cash Provided by Financing Activities	3,624,037	19,029,482

Net Increase (Decrease) in Cash and Cash Equivalents	(1,479,590)	(61,451)

Cash and cash equivalents at the beginning of the period	1,629,583	1,644,037

Cash and cash equivalents at the end of the period	$149,993	$1,582,586

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30,
	2008	2007
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for financing expenses	$257,403	$3,995
Income taxes paid	-	-

Non-cash transactions:
Issuance of shares for purchase of subsidiary	-	17,286,097
Amortization of debt discount and warrant on convertible debentures	534,464	-
Loss on derivative liability	1,594,604	-
Impairment write-down on long lived assets of subsidiary	330,000	-
Impairment write-down on goodwill	380,000	-
Value of warrant repricing and additional warrants issued	2,973,742	319,495
Stock based compensation to employees and consultants in exchange for services rendered	1,100,517	1,424,209
Value of stock based payment for services	258,907	-
Registration rights liquidated damages of subsidiary	(500,000)	500,000
Capital lease advances	226,185	-

Acquisition of subsidiary (Note B):
Assets acquired	$-	$3,052,880
Subscriber lists	-	4,781,893
Goodwill	-	15,096,922
Liabilities assumed	-	(1,356,415)
Common stock issued	-	(17,286,097)
Direct acquisition costs	-	(394,183)
Cash paid for acquisition	$-	$(3,895,000)

See accompanying footnotes to the unaudited condensed consolidated financial information

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $12,231,629 for the nine months ended September 30, 2008, accumulated deficit of $103,047,408 and a working capital deficit of $4,720,596 as of September 30, 2008.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $210,137 and $111,957 at September 30, 2008 and December 31, 2007, respectively.

Investments

Telkonet maintained investments in two publicly-traded companies for the nine months ended September 30, 2008.  The Company has classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Unrealized losses of $2,776,304 were recorded for the nine months ended September 30, 2008 and there were no unrealized gains or losses for the nine months ended September 30, 2007.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.  There were no realized gains or losses for the nine months ended September 30, 2008 and 2007, respectively.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $12,231,629 and $14,941,974 for the nine months ended September 30, 2008 and 2007, respectively. The Company's current liabilities, on a consolidated basis, exceeded its current assets by $4,720,596 as of September 30, 2008.

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

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of September 30, 2008 and December 31, 2007. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company experienced approximately three percent of units returned. As of September 30, 2008 and December 31, 2007, the Company recorded warranty liabilities in the amount of $130,883 and $102,534, respectively, using this experience factor.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December 2006.  As of December 31, 2007, the Company had accrued an estimated penalty (see Note E).

On February 11, 2008, the investors in MSTI Holdings Inc. executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  Therefore the Company has reversed the accrued expense for the potential liquidated damages during the nine months ended September 30, 2008.

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the Convertible Debentures entered into in May 2008. These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement (estimated at $1,399,006) and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants that were reclassified as liabilities from additional paid-in capital in the period ended September 30, 2008 totaled $2,993,615.

 The Company uses the Black-Scholes Pricing Model to determine fair values of its derivatives. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income. The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 78% to 82%; and risk free interest rate of 2.70% to 3.14%. The derivatives are classified as long-term liabilities.

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

Goodwill of $1,977,768, excluding the remaining purchase price contingency, represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.  At December 31, 2007, the Company performed an impairment test on the goodwill. Based upon management’s assessment of operating results and forecasted discounted cash flow, the carrying value of goodwill was determined to be impaired and therefore the entire value of $1,977,768 was written off during the year ended December 31, 2007.  For the nine months ended September 30, 2008, the Company has estimated $380,000 impairment of the carrying value of goodwill issued upon the release of the purchase price contingency escrow.

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

Acquisition of Ethostream LLC

On March 15, 2007, the Company acquired 100% of the outstanding membership units of Ethostream, LLC, a network solutions integration company that offers installation, sales and service to the hospitality industry. The Ethostream acquisition will enable Telkonet to provide installation and support for PLC products and third party applications to customers across North America. The purchase price of $11,756,097 was comprised of $2.0 million in cash and 3,459,609 shares of the Company’s common stock. The entire stock portion of the purchase price was deposited into escrow upon closing to satisfy certain potential indemnification obligations of the sellers under the purchase agreement. The shares held in escrow are distributable over the three years following the closing. As of November 10, 2008, 876,804 shares remain in escrow pursuant to the purchase agreement.

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

The subscriber list was valued at $2,900,000 with an estimated useful life of twelve years. This intangible was amortized using that life, and amortization from the date of the acquisition through September 30, 2008, was taken as a charge against income in the consolidated statement of operations.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007

Product revenue	$3,964,419	$3,005,144	$11,333,574	$7,185,105
Recurring revenue	1,763,396	1,910,742	4,977,799	4,739,867
Total	5,727,815	4,915,886	16,311,373	11,924,972

Net (loss)	$(2,878,757)	$(4,687,997)	$(12,231,629)	$(15,855,515)
Basic (loss) per share	(0.04)	(0.08)	(0.16)	(0.25)
Diluted (loss) per share	(0.04)	(0.08)	(0.16)	(0.25)

NOTE C - INTANGIBLE ASSETS AND GOODWILL

As a result of the MST acquisition at January 31, 2006 and the Ethostream acquisition on March 15, 2007 and MST’s acquisition of Newport on July 18, 2007, the Company had intangibles totaling $7,344,114 at September 30, 2008 (Note B).

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). SFAS 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.   The Company has determined that the value of MST’s capitalized cable and related equipment has been impaired based upon management’s assessment of forecasted discounted cash flow from subscriber revenue and has written off $493,512 of its value, based on the lower of the carrying amount or the fair value less costs to sell, for the year ended December 31, 2007.

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

The MST subscriber list was determined to have an eight-year life. This intangible was amortized using that life and amortization from the date of the acquisition through September 30, 2008 was taken as a charge against income in the consolidated statement of operations.

Total identifiable intangible assets acquired and their carrying values at December 31, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – MST	$4,444,114	$(703,765)	3,740,349		8.0
Subscriber lists - Ethostream	2,900,000	$(191,320)	2,708,680	$-	12.0

Total Amortized Identifiable Intangible Assets	7,344,114	$(895,085)	6,449,029	-	9.6
Unamortized Identifiable Intangible Assets:	None
Total	$7,344,114	$(895,085)	6,449,029	$-	9.6

Total identifiable intangible assets acquired and their carrying values at September 30, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – MST	$4,444,114	$(1,120,399)	3,323,715		8.0
Subscriber lists - Ethostream	2,900,000	$(372,569)	2,527,431	$-	12.0

Total Amortized Identifiable Intangible Assets	7,344,114	$(1,492,969)	5,851,145	-	9.6
Unamortized Identifiable Intangible Assets:	None
Total	$7,344,114	$(1,492,969)	5,851,145	$-	9.6

Total amortization expense charged to operations for the nine months ended September 30, 2008 was $597,884. Estimated amortization expense as of September 30, 2008 is as follows:

Fiscal
October 1 through December 31, 2008	199,295
2009	797,181
2010	797,181
2011	797,181
2012 and after	3,260,307
Total	$5,851,145

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $1,977,768 as a result of the acquisition of MST during the year ended December 31, 2006, and additional $14,670,455 as a result of the acquisition of Ethostream and SSI during the year ended December 31, 2007 (Note B).  At December 31, 2007, the Company determined that the value of MST’s goodwill has been impaired based upon management’s assessment of operating results and forecasted discounted cash flow and has written off the entire $1,977,768 of its value.  For the nine months ended September 30, 2008, the Company has estimated a $380,000 impairment of the carrying value of goodwill issued upon the release of the purchase price contingency escrow.

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.  Inventories consist of the primary components of the Telkonet iWire System™, which are Gateways, Extenders, iBridges and Couplers, and the primary components of the Telkonet SmartEnergy energy management solution, which are thermostats, sensors and controllers.

Components of inventories as of September 30, 2008 and December 31, 2007 are as follows:

	2008	2007
Raw Materials	$796,019	$928,739
Finished Goods	1,209,977	1,649,345
Total	$2,005,996	$2,578,084

NOTE E - SENIOR CONVERTIBLE DEBENTURES AND SENIOR NOTES PAYABLE

Senior Convertible Debenture

A summary of convertible debentures payable at September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
Senior Convertible Debentures, accrue interest at 13% per annum and mature on May 29, 2011	$2,790,000	$-
Debt Discount - beneficial conversion feature, net of accumulated amortization of $146,251 and $0 at September 30, 2008 and December 31, 2007, respectively.	(574,713)	-
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $137,545 and $0 at September 30, 2008 and December 31, 2007, respectively.	(540,495)	-

Total	$1,674,792	$-
Less: current portion	-	-
	$1,674,792	$-

On May 30, 2008, the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P. (the “Buyer”) pursuant to which the Company agreed to issue and sell to the Buyer up to $3,500,000 of secured convertible debentures (the “Debentures”) and warrants to purchase (the “Warrants”) up to 2,500,000 shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”).  The sale of the Debentures and Warrants was effectuated in three separate closings, the first of which occurred on May 30, 2008, and the remainder of which occurred in June 2008.  At the May 30, 2008 closing, the Company sold Debentures having an aggregate principal value of $1,500,000 and Warrants to purchase 2,100,000 shares of Common Stock.  In July 2008, the Company sold the remaining Debentures having an aggregate principal value of $2,000,000 and Warrants to purchase 400,000 shares of Common Stock.

Through September 30, 2008, $710,000 of the debt has been converted to equity.  Accordingly, as of September 30, 2008, the Company has $2,790,000 outstanding in convertible debentures. During the nine months ended September 30, 2008, the $710,000 of convertible debentures was converted into 2,212,529 shares of common stock.

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

The embedded derivative does not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a loss of $1,594,609 recognized for the nine months ended September 30, 2008.

The Company determines the fair value of the embedded derivatives and records them as a discount to the debt and a derivative liability on the date of issue. The Company recognizes an immediate financing expense for any excess in the fair value of the derivatives over the debt amount.  Upon conversion of the debt to equity, any remaining unamortized discount is charged to financing expense.

The Company amortized the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $146,251, and $137,545, respectively, for the nine months ended September 30, 2008.

Senior Convertible Debentures - MST

A summary of convertible promissory notes payable at September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
Senior Convertible Debentures, accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at MSTI Holdings Inc.’s option, and mature on April 30, 2010	$6,657,872	$6,576,350
Original Issue Discount - net of accumulated amortization of $528,524 and $307,038 at September 30, 2008 and December 31, 2007, respectively.	(4,348)	(219,312)
Debt Discount - beneficial conversion feature, net of accumulated amortization of $937,365 and $283,464 at September 30, 2008 and December 31, 2007, respectively.	(1,187,204)	(1,174,351)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $702,301 and $181,118 at September 30, 2008 and December 31, 2007, respectively.	(889,396)	(750,347)

Total	$4,576,924	$4,432,342
Less: current portion	-	-
	$4,576,924	$4,432,342

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), MST recognized an imbedded beneficial conversion feature present in the MSTI Debentures. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to the MST additional paid in capital included in the Company’s minority interest. The Company recognized and measured an aggregate of $1,457,815 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the MSTI Debentures issued during the year ended December 31, 2007. The debt discount attributed to the beneficial conversion feature is amortized over the MSTI Debentures maturity period (three years) as interest expense.  On February 11, 2008, the MSTI Debenture holders executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  In connection with this waiver, the Company has recognized an additional $641,294 of debt discount attributed to the beneficial conversion feature for the nine months ended September 30, 2008.

In connection with the placement of the MSTI Debentures, MSTI Holdings, Inc. also issued to the MSTI Debenture holders, five-year warrants to purchase an aggregate of 5,058,730 shares of MSTI Holdings, Inc. common stock at an exercise price of $1.00 per share. MSTI Holdings Inc. valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 54%. The $931,465 of debt discount attributed to the value of the warrants issued is amortized over the MSTI Debentures maturity period (three years) as interest expense.  On February 11, 2008, the Debenture holders executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  In connection with this waiver, the Company has recognized an additional $641,294 of debt discount attributed to the value of the warrants issued for the nine months ended September 30, 2008.

In connection with the issuance of the MSTI Debentures, MSTI Holdings Inc. incurred placement fees of $423,500. Additionally, MSTI Holdings Inc. issued such agents five-year warrants to purchase 708,222 shares of MSTI Holdings Inc. common stock at an exercise price of $1.00.

During the nine months ended September 30, 2008, MSTI Holdings Inc. issued additional convertible debentures with a principal value of $81,522 to existing note holders with a maturity date of April 30, 2010.  In connection with this debenture, the Company has recognized an additional $6,522, $25,460 and $18,938 of debt discount attributed to the original issue discount, the beneficial conversion feature and the value of the attached warrants for the nine months ended September 30, 2008.

The Company amortized the original issue discount, the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $221,486, $653,901, and $521,183, respectively, for the nine months ended September 30, 2008.

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

On February 11, 2008, the investors executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  As a result, the Company has reversed the accrued expense for the potential liquidated damages during the nine months ended September 30, 2008.

Senior Note Payable

A summary of the senior notes payable at September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
Senior Note Payable, accrues interest at 6% per annum, and matures on the earlier to occur of (i) the closing of the Company’s next financing, or (ii) January 28, 2008.	$-	$1,500,000
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $195,924 and $166,744 at September 30, 2008 and December 31, 2007, respectively.	-	(29,180)

Total	$-	$1,470,820
Less: current portion	-	1,470,820
	$-	$-

On July 24, 2007, Telkonet entered into a Senior Note Purchase Agreement with GRQ Consultants, Inc. (“GRQ”) pursuant to which the Company issued to GRQ a Senior Promissory Note (the “Note”) in the aggregate principal amount of $1,500,000. The Note was due and payable on the earlier to occur of (i) the closing of the Company’s next financing, or (ii) January 28, 2008, and bore interest at a rate of nine (6%) percent per annum. The Company incurred approximately $25,000 in fees in connection with this transaction. The net proceeds from the issuance of the Note were for general working capital needs.  On February 8, 2008, this note was repaid in full including $49,750 in accrued but unpaid interest from the issuance date through the date of repayment.

In connection with the issuance of the Note, the Company also issued to GRQ warrants to purchase 359,712 shares of common stock at $4.17 per share. These warrants expire five years from the date of issuance. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 76%. The $195,924 of debt discount attributed to the value of the warrants issued is amortized over the note maturity period (six months) as non-cash interest expense. The Company amortized the value of the attached warrants, and recorded non-cash interest expense in the amount of $29,180, respectively, during the nine months ended September 30, 2008.

Aggregate maturities of long-term debt as of September 30, 2008 are as follows:

For the twelve months ended September 30,	Amount
2009	$-
2010	6,657,872
2011	2,790,000
$9,447,872

NOTE F – LINE OF CREDIT

In September 2008, the Company entered into a two-year line of credit facility with a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by the Company’s inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine (9%) percent per annum, adjusted on the date of any change in such prime or base rate, or (ii) Sixteen percent (16%).  Interest, computed on a 365/360 simple interest basis, and fees on the credit facility are payable monthly in arrears on the last day of each month and continuing on the last day of each month until the maturity date.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.  The outstanding borrowing under the agreement at September 30, 2008 was $475,000.  The Company has incurred interest expense of $4,491 related to the line of credit for the nine months ended September 30, 2008. The Prime Rate was 5.00% at September 30, 2008.

NOTE G – RELATED PARTY ADVANCES

On May 6, 2008, Telkonet executed a Promissory Note in the aggregate principal amount of $400,000.  The Note was due and payable on the earlier to occur of (i) the closing of the Company’s next financing, or (ii) November 6, 2008.  In connection with the issuance of the Note, the Company issued warrants to purchase 800,000 shares of Telkonet common stock at $0.60 per share.  These warrants expire five years from the date of issuance.  The outstanding principal amount of the Note was paid in full as of September 30, 2008.

Additionally, a $288,918 income tax refund for certain carry back tax losses of MST for the period prior to the Company’s acquisition is payable to Frank Matarazzo.

From time to time the Company may receive advances from certain of its directors and officers to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  As of September 30, 2008, there was $60,000 due to a former member of the Board of Directors of the Company.

NOTE H - FACTORING AGREEMENT

In February 2008, the Company entered into a factoring agreement to sell, without recourse, certain receivables to an unrelated third party financial institution in an effort to accelerate cash flow.  Under the terms of the factoring agreement the maximum amount of outstanding receivables at any one time is $2.5 million.  Proceeds on the transfer reflect the face value of the account less a discount.  The discount is recorded as interest expense in the Consolidated Statement of Operations in the period of the sale.  Net funds received reduced accounts receivable outstanding while increasing cash.  Fees paid pursuant to this arrangement are included in “Financing expense” in the Consolidated Statement of Operations and amounted to $165,068 for the nine months ended September 30, 2008.

NOTE I - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of September 30, 2008, and December 31, 2007, the Company has no preferred stock issued and outstanding. The Company has authorized 130,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2008, and December 31, 2007, the Company has 82,380,364 and 70,826,544 shares, respectively, of common stock issued and outstanding.

During the nine months ended September 30, 2008, the Company amended certain stock purchase warrants held by private placement investors to reduce the exercise price under such warrants from $4.17 per share to $0.6978258 per share.  The warrants entitled the holders to purchase an aggregate of up to 3,380,000 shares of Telkonet common stock.   Subsequently, these private placement investors exercised all of their warrants on a cashless basis using the five day volume average weighted price (VWAP) as of January 31, 2008 of $.99 resulting in the issuance of 1,000,000 shares of Company common stock.

During the nine months ended September 30, 2008, the Company issued 312,911 shares of common stock to consultants for services performed.  These shares were valued at $340,407, which approximated the fair value of the shares issued during the period services were completed and rendered.

During the nine months ended September 30, 2008, Telkonet completed a private placement with one investor for aggregate gross proceeds of $1.5 million.  Pursuant to this private placement, the Company issued 2,500,000 shares of common stock valued at $0.60 per share.

During the nine months ended September 30, 2008, Telkonet issued an additional 3,046,425 shares of its common stock to the sellers of Geeks on Call America, Inc. to satisfy the adjustment provision in the stock purchase agreement dated October 19, 2007 (Note L).

During the nine months ended September 30, 2008, Telkonet issued an additional 1,882,225 shares of its common stock to the sellers of Smart Systems International (SSI), to satisfy the adjustment provision in the purchase agreement dated March 9, 2007 (Note L).

During the nine months ended September 30, 2008, Telkonet issued 600,000 shares of its common stock to Frank T. Matarazzo pursuant to the stock purchase agreement between Telkonet and MST, dated January 31, 2006.  These shares were valued at $380,000, which approximated the fair value of the shares on the date the shares were issued (Note L).

During the nine months ended September 30, 2008, Telkonet issued 2,212,529 shares of common stock at approximately $0.32 per shares to its senior convertible debenture holders in exchange for $710,000 of debentures.

NOTE J - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	4,263,429	4.54	$1.03	4,028,929	$1.01
$2.00 - $2.99	1,281,000	6.07	$2.49	1,206,250	$2.48
$3.00 - $3.99	1,501,250	6.57	$3.30	1,041,750	$3.36
$4.00 - $4.99	105,000	6.45	$4.30	67,250	$4.30
$5.00 - $5.99	135,000	6.36	$5.24	90,500	$5.23
	7,285,679	5.29	$1.88	6,434,679	$1.76

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2006	10,151,078	$1.85
Granted	1,125,000	3.01
Exercised	(2,051,399)	1.30
Cancelled or expired	(703,750)	2.67
Outstanding at December 31, 2006	8,520,929	$2.06
Granted	935,000	2.55
Exercised	(118,500)	1.05
Cancelled or expired	(1,232,000)	3.00
Outstanding at December 31, 2007	8,105,429	$1.98
Granted	160,000	1.00
Exercised	-	-
Cancelled or expired	(979,750)	2.59
Outstanding at September 30, 2008	7,285,679	$1.88

The weighted-average fair value of stock options granted to employees during the nine months ended September 30, 2008 and 2007 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

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

The total intrinsic value of the options exercised for the nine months ended September 30, 2007 was $73,470. There were no options exercised during the nine months ended September 30, 2008.  Additionally, the total fair value of shares vested during the nine months ended September 30, 2008 and 2007 was $623,113 and $1,115,867, respectively.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the nine months ended September 30, 2008 and 2007 was $623,113 and $1,115,867, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of September 30, 2008 is $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	1,815,937	3.58	$1.00	1,815,937	$1.00

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2006	1,841,774	$1.00
Granted	-	-
Exercised	(25,837)	1.00
Canceled or expired	-	-
Outstanding at December 31, 2006	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2008	1,815,937	$1.00

There were no non-employee stock options vested during the nine months ended September 30, 2008 and 2007, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.58	856,739	3.34	$0.58	856,739	$0.58
$0.60	800,000	4.60	$0.60	800,000	$0.60
$0.61	2,500,000	4.66	$0.61	2,500,000	$0.61
$2.59	862,452	2.87	$2.59	862,452	$2.59
$3.98	3,078,864	3.04	$3.98	3,078,864	$3.98
$4.17	359,712	3.81	$4.17	359,712	$4.17
	8,457,767	3.89	$2.19	8,457,767	$2.19

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2006	1,230,000	$4.31
Granted	3,657,850	4.03
Exercised	(47,750)	1.15
Canceled or expired	(282,250)	2.64
Outstanding at December 31, 2006	4,557,850	$4.20
Granted	3,115,777	4.18
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	7,673,627	$4.15
Granted	4,164,140	1.31
Exercised (Note I)	(3,380,000)	0.70	*
Canceled or expired	-	-
Outstanding at September 30, 2008	8,457,767	$2.19
______________
*The warrants were issued to Enable Capital and originally priced at $4.17 per share.  In February 2008, these warrants were re-priced to $0.6978258 per share and the holders exercised the warrants on a cashless basis and received 1,000,000 shares

The Company granted 864,140 and 79,326 warrants to Convertible Senior Notes holders, 0 and 2,600,000 warrants to private placement investors (Note I), 2,500,000 and 0 to a Convertible Debenture holder, 800,000 and 0 to a Note holder, and  0 and 76,739 compensatory warrants to non-employees during the nine months ended September 30, 2008 and 2007, respectively.  There was no compensatory warrant expense recorded for the nine months ended September 30, 2008.  The estimated value of compensatory warrants granted during the nine months ended September 30, 2007 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of approximately 4.75%, a dividend yield of 0% and volatility of 70%. Compensation expense of $139,112 was charged to operations for the nine months ended September 30, 2007.

The purchase price of the warrants issued to Convertible Senior Note holders was adjusted from $4.70 to $3.98 per share during the nine months ended September 30, 2008 in accordance with the anti-dilution protection provision of the Convertible Senior Notes Payable Agreement (“the Agreement”) dated October 27, 2005, upon the occurrence of certain events as defined in the Agreement.

In February 2008, the Company amended certain stock purchase warrants held by private placement investors to reduce the exercise price under such warrants from $4.17 per share to $0.6978258 per share.  The warrants entitled the holders to purchase an aggregate of up to 3,380,000 shares of Telkonet’s common stock.   Subsequently, these private placement investors exercised all of their warrants on a cashless basis using the five day volume average weighted price (VWAP) as of January 31, 2008 of $.99 resulting in the issuance of 1,000,000 shares of Company common stock.  The Company has accounted for the amended warrants issued, valued at $1,224,236, as other expense using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, an average risk-free interest rate of 3.5% a dividend yield of 0% and volatility of 70%.  In addition, during the nine months ended September 30, 2008, the Company recorded non-cash expenses of $574,426 for the re-pricing of outstanding warrants in accordance with the anti-dilution provision of the warrant agreements.

NOTE K - BUSINESS SEGMENTS

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

Financial data relating to reportable operating segments is as follows:

	Three Months ended September 30,
	2008	2007
	(In thousands of U.S. $)
Revenues:
Telkonet	$4,565	$3,814
MST	1,163	775
Total revenue	$5,728	$4,589

Gross Profit
Telkonet	$2,241	$1,317
MST	(35)	(97)
Total gross profit	$2,206	$1,220

Loss from Operations:
Telkonet	$(688)	$(1,772)
MST	(1,631)	(3,310)
Total operating loss	$(2,319)	$(5,082)

	Nine Months ended September 30,
	2008	2007
	(In thousands of U.S. $)
Revenues:
Telkonet	$13,381	$7,736
MST	2,930	1,765
Total revenue	$16,311	$9,501

Gross Profit
Telkonet	$5,305	$2,486
MST	(94)	(666)
Total gross profit	$5,211	$1,820

Loss from Operations:
Telkonet	$(5,033)	$(10,917)
MST	(4,315)	(4,211)
Total operating loss	$(9,348)	$(15,128)

	September 30, 2008	December 31, 2007
	(In thousands of U.S. $)
Assets
Telkonet	$25,863	$29,492
MST	7,000	9,249
Total assets	$32,863	$38,741

NOTE L - COMMITMENTS AND CONTINGENCIES

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

Commitments for minimum rentals under non cancelable leases at September 30, 2008 are as follows:

October 1 through September 30, 2008	$527,532
2009	379,207
2010	218,671
2011	179,214
2012 and thereafter	360,237
Total	$1,664,861

Rental expenses charged to operations for the nine months ended September 30, 2008, was $455,155.

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

On October 19, 2007, the Company completed the acquisition of approximately 30.0% of the issued and outstanding shares of common stock of Geeks on Call America, Inc. (“GOCA”).  Under the terms of the stock purchase agreement, the Company acquired approximately 1,160,043 shares of GOCA common stock in exchange for 2,940,202 shares of the Company’s common stock for total consideration valued at approximately $4.5 million. The number of shares issued in connection with this transaction was determined using a per share price equal to the average closing price of the Company’s common stock on the American Stock Exchange (AMEX) during the ten trading days immediately preceding the closing date. The number of shares was subject to adjustment on the first to occur of (i) the date the registration statement relating to such shares was declared effective; and (ii) the date the shares become eligible for resale under Rule 144. The increase or decrease to the number of shares issued will be determined using a per share price equal to the average closing price of the Company’s common stock on the AMEX during the ten trading days immediately preceding the adjustment date.  On April 30, 2008, Telkonet issued an additional 3,046,425 shares of its common stock to the sellers of Geeks on Call America, Inc. to satisfy the adjustment provision.

Senior Convertible Debentures

On February 11, 2008, purchasers of MSTI Holdings, Inc. Debentures executed a letter agreement with MSTI Holdings, Inc. providing that, among other things, in the event Frank Matarazzo ceases being Chief Executive Officer of MSTI Holdings, Inc., MSTI Holdings, Inc. will be in default under the Debentures.

NOTE M - MINORITY INTEREST IN SUBSIDIARY

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

For the nine months ended September 30, 2008 and 2007, the minority shareholder's share of the loss of MST was limited to $508,435 and $0 respectively. The minority interest in MST through September 30, 2008 was a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, any losses will be charged against the Company's operations, as majority owner. However, if future earnings do materialize, the majority owner should be credited to the extent of such losses previously absorbed in the amount of $545,745.

Minority interest at September 30, 2008 and December 31, 2007 amounted to $2,668,058 and $2,978,918, respectively.

NOTE N - BUSINESS CONCENTRATION

Revenue from three (3) major customers approximated $6,782,000 or 42% of total revenues for the nine months ended September 30, 2008. There were no major customers with revenues representing more than 10% of total revenues for the period ending September 30, 2007. Total accounts receivable of $674,800, or 36% of total accounts receivable, was due from these customers as of September 30, 2008. There were no outstanding accounts receivables from major customers as of September 30, 2007.

Purchases from one (1) major supplier approximated $2,014,380, or 47% of purchases for the nine months ended September 30, 2008, and purchases from three (3) major suppliers approximated $2,034,353, or 34% of purchases, for the nine months ended September 30, 2007. Total accounts payable of approximately $145,769, or 3% of total accounts payable, was due to this supplier as of September 30, 2008, and approximately $451,768, or 17% of total accounts payable, was due to these suppliers as of September 30, 2007.

NOTE O – SUBSEQUENT EVENTS

Senior Convertible Debentures - MST

The purchase agreement executed in connection with the May 2007 private offering of convertible debentures (the “Debentures”) and warrants to purchase common stock (the “Warrants”) prohibits MST from directly or indirectly, among other things, creating or incurring any indebtedness (other than Permitted Indebtedness, as such term is defined in the Purchase Agreement) without the consent of the holders of at least 85% of the principal amount of outstanding Debentures.

On October 16, 2008, the Purchasers executed a letter agreement (the “Letter Agreement”) with MST pursuant to which, among other things:

(i)	the Purchasers consented to the issuance of additional debentures in the aggregate principal amount of $352,631 (the “Additional Debentures”);

(ii)	the Purchasers consented to the issuance of 2 million shares of common stock along with the additional debentures;

(iii)
the Purchasers consented to the issuance of up to $2.0 million of shares of the Company’s common stock and the same number of common stock purchase warrants at a purchase price of at least $0.125 per share;

(iv)
the Maturity Date of the Additional Debentures will be automatically extended to April 30, 2010, as same may be accelerated pursuant to the terms of the Additional Debentures upon the occurrence of both the following conditions: (i) the non-occurrence of an Event of Default (as defined in the Additional Debenture) or an event which with the passage of time or the giving of notice could become an Event of Default, and (ii) the receipt of net proceeds by the Company from a Qualified Offering (as defined in the Letter Agreement); and

(v)	The Purchase Agreement was amended to include the Additional Debentures and the shares issuable upon the conversion of the Additional Debentures.

Senior Convertible Debenture

In October 2008, the Company issued 4,361,528 shares of its common stock for the repayment of $550,000 of the principal value of the outstanding convertible debentures issued to YA Global Investments LP.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended September 30, 2008 and 2007, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.

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

As a result of Telkonet's acquisition of Smart Systems International and EthoStream, the Company can now provide hospitality owners with a greater return on technology investments. Hotel owners can leverage the Telkonet platform to support wired and wireless Internet access, digital video surveillance, digital displays and the networked energy management system. With the synergy of EthoStream’s centralized remote monitoring and management platform extending over HSIA, digital video surveillance and energy management, hospitality owners will have a complete technology offering based on Telkonet’s core PLC system as the infrastructure backbone, demonstrating true technology convergence.

The Company’s headquarters are located at 20374 Seneca Meadows Parkway, Germantown, Maryland 20876. The reports that the Company files pursuant to the Securities Exchange Act of 1934 can be found at the Company’s web site at www.telkonet.com.

The highlights and business developments for the nine months ended September 30, 2008 include the following:

•	Consolidated revenue growth of 72% driven by an increase in sales of the Telkonet iWire System™ and Telkonet SmartEnergy products
•	Gross profit on consolidated net sales increased to 32% during the nine months ended September 30, 2008, compared to 19% for the nine months ended September 30, 2007
•	Selling, general and administrative expenses decreased by 21% during the nine months ended September 30, 2008, when compared to the nine months ended September 30, 2007
•	The raising of $1.5 million through a private placement of 2.5 million shares of common stock
•	The closing of a $2.5 million revolving credit facility secured by the Company’s accounts receivable.
•	Completion of the sale of $3.5 million convertible debentures offering.
•	The closing of a $1.0 million line of credit facility secured by the Company’s inventory.

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

Thus far the hospitality, MDU, educational, and government industries have been highly interested in energy management devices and Telkonet has increased quarterly sales in these markets consistently during the past year.  In addition, Telkonet continues to recognize increased interest and significant wins internationally with its SmartEnergy offering.  Telkonet intends to expand these efforts to facilitate growth acceleration in the installation of our Telkonet SmartEnergy product line.  This effort is supported by the enforcement of new energy conservation legislation such as the Energy Independence and Security Act signed into law by President Bush on December 19, 2007, which contains provisions to improve energy efficiency in appliances and commercial products and reduce federal government energy usage.  Telkonet continues to support these initiatives and will remain at the forefront of green technology solutions throughout 2008 with introductions such as our networked Telkonet SmartEnergy product line.

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

On March 15, 2007, the Company acquired 100% of the outstanding membership units of EthoStream, LLC, a network solutions integration company that offers installation, sales and service to the hospitality industry. The EthoStream, LLC acquisition enables Telkonet to provide installation and support for PLC products and third party applications to customers across North America. The purchase price of $11,756,097 was comprised of $2.0 million in cash and 3,459,609 shares of the Company’s common stock. The entire stock portion of the purchase price was deposited into escrow upon closing to satisfy certain potential indemnification obligations of the sellers under the purchase agreement. The shares held in escrow are distributable over the three years following the closing. As of November 10, 2008.  876,804 shares remain in escrow pursuant to the purchase agreement.

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

This has been a growth market for the past several years due to business travel demand for high quality internet access in hotel rooms.  Additionally, over the past year, the demands for high speed wireless internet access have extended beyond the traditional business traveler with a significant number of leisure travelers also demanding that the service be available.  We have partnered with several large hotel chains allowing us to service more than 2,500 total properties and providing connectivity to more than 2 million travelers monthly.  We continue these efforts and Telkonet’s hospitality market expansion through working with additional franchisors through approved or preferred affiliations and franchise upgrades or rollouts.

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

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of September 30, 2008 and December 31, 2007. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company experienced approximately three percent of units returned under its product warranty policy. As of September 30, 2008 and December 31, 2007, the Company recorded warranty liabilities in the amount of $130,883 and $102,534, respectively, using this experience factor.

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

Revenues

The Company’s revenue is derived from product sales and recurring (lease) revenue in the commercial, government and international markets of the Telkonet Segment. MST revenue is derived from Quad-Play services provided to a subscriber portfolio of MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York.

The table below outlines product versus recurring (lease) revenues for comparable periods:

	Three Months Ended
	September 30, 2008		September 30, 2007		Variance

Product	$3,964,419	69%	$3,005,144	65%	$959,275	32%
Recurring (lease)	1,763,396	31%	1,583,633	35%	179,764	11%
Total	$5,727,815	100%	$4,588,777	100%	$1,139,039	25%

	Nine Months Ended
	September 30, 2008		September 30, 2007		Variance

Product	$11,333,574	69%	$6,269,079	66%	$5,064,495	81%
Recurring (lease)	4,977,799	31%	3,232,574	34%	1,745,226	54%
Total	$16,311,373	100%	$9,501,653	100%	$6,809,721	72%

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

For the three and nine months ended September 30, 2008, product revenue in the Telkonet Segment was approximately $3,838,000 and $10,821,000, respectively, and increased by 24% and 73% when compared to the prior year period.  Telkonet Segment product revenue for the three and nine months ended September 30, 2008 includes approximately $1,619,000 and $6,501,000 attributed to the sale of energy management products, and approximately $1,733,000 and $3,363,000 of products and services to the hospitality market. We anticipate a continued consistent upward trend of quarterly growth in the energy management and hospitality markets. The release of our Series 5 product suite in March 2008 provides significant opportunities for increased PLC sales in the utility and government markets.

The MST Segment product revenue arises from the sale of equipment, installations and ancillary services provided to customers independent of the subscriber model. Product revenue in this segment for the three and nine months ended September 30, 2008 was approximately $127,000 and $512,000, respectively, and increased by 36% and 96% when compared to the prior year period.

Recurring (lease) Revenue

The recurring revenue in the Telkonet segment includes over 2,500 hotels in our broadband network portfolio, and we currently support over 200,000 HSIA rooms, with over 2 million monthly users.   For the three and nine months ended September 30, 2008, recurring revenue was approximately $897,000 and $2,560,000, respectively, and increased by 48% when compared to the nine months ended September 30, 2007.  We anticipate growth to our subscriber base as we deploy additional sites under contract.

The recurring revenue for the MST Segment subscriber base increased by approximately $184,000 and $914,000, respectively, for the three and nine months ended September 30, 2008 compared to 2007 as a result of subscriber growth and the acquisition of Newport Telecommunications Co. in July 2007. The MST Segment subscriber portfolio includes approximately 22 MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York.

Cost of Sales

	Three Months Ended
	September 30, 2008		September 30, 2007		Variance

Product	$2,165,379	55%	$2,139,034	68%	$26,345	1%
Recurring (lease)	1,355,985	77%	1,229,985	84%	126,000	10%
Total	$3,521,364	61%	$3,369,019	73%	$152,345	5%

	Nine Months Ended
	September 30, 2008		September 30, 2007		Variance

Product	$7,124,696	63%	$4,503,983	71%	$2,620,713	58%
Recurring (lease)	3,975,648	80%	3,177,386	102%	798,262	25%
Total	11,100,344	68%	$7,681,369	81%	$3,418,975	45%

Product Costs

The Telkonet Segment product costs include equipment and installation labor related to the sale of broadband networking and energy management equipment, including the Telkonet iWire System™.  For the three and nine months ended September 30, 2008, product costs in the Telkonet Segment were approximately $2,077,000 and $6,801,000, respectively, and increased by 1% and 59% when compared to the prior year periods.  Telkonet Segment product costs have increased in connection with the increased sales to the hospitality, energy management and government markets.

The MST Segment product costs primarily consist of equipment and installation labor for installation and ancillary services provided to customers. For the three and nine months ended September 30, 2008, product costs for the MST segment amounted to approximately $89,000 and $324,000, respectively.

Recurring (lease) Costs

For the three and nine months ended September 30, 2008, recurring costs for the Telkonet segment were approximately $417,000 and $1,275,000, respectively, and increased by 33% when compared to the nine months ended September 30, 2007.  This increase is primarily due to the increase in recurring revenue for the Telkonet Segment and the addition of Ethostream’s customer service and support infrastructure, including an internal call center, to support the Telkonet Segment’s customer portfolio.

The MST Segment’s recurring costs amounted to approximately $939,000 and $2,701,000, respectively, for the three and nine months ended September 30, 2008.  These costs consist of customer support, programming and amortization of the capitalized costs to support the subscriber revenue.  Although MST's programming fees are a significant portion of the cost, MST continues to pursue competitive agreements and volume discounts in conjunction with the anticipated growth of the subscriber base. The customer support costs include build-out of the support services necessary to develop and support the build-out of the Quad-Play subscriber base in metropolitan New York. The capitalized costs are amortized over the lease term and include equipment and installation labor.

Gross Profit

	Three Months Ended
	September 30, 2008		September 30, 2007		Variance

Product	$1,799,040	45%	$866,110	29%	$932,930	108%
Recurring (lease)	407,411	23%	353,648	22%	53,764	-15%
Total	$2,206,451	39%	$1,219,758	27%	$986,694	81%

	Nine Months Ended
	September 30, 2008		September 30, 2007		Variance

Product	$4,208,878	37%	$1,765,096	28%	$2,443,782	138%
Recurring (lease)	1,002,151	20%	55,188	2%	946,964	1,716%
Total	$5,211,029	32%	$1,820,284	19%	$3,390,746	186%

Product Gross Profit

The gross profit for the three and nine months ended September 30, 2008 increased compared to the prior year period as a result of product sales and installations in the Telkonet Segment and represented 46% and 37% of product revenue, respectively. We anticipate an increase in our gross profit trend for product sales as energy management, utility and government market opportunities expand. Additionally, the integration of acquired companies has resulted in opportunities to internalize installation services and streamline processes.

Recurring (lease) Gross Profit

The Telkonet Segment’s gross profit associated with recurring (lease) revenue increased for the three and nine months ended September 30, 2008, and represented approximately 54% and 50%, respectively, of recurring (lease) revenue.  The centralized remote monitoring and management platform and internal call support center will provide the platform to maintain and expand gross profit for the Telkonet Segment’s recurring revenue.

The MST Segment’s gross profit represented approximately -4% and -3%, respectively, of total revenue for the three and nine months ended September 30, 2008, compared to the prior year period, primarily due to programming costs and the support infrastructure. MST anticipates that an expanded subscriber base utilizing the current infrastructure and reduced programming costs will facilitate increased gross profit.

Operating Expenses

	Three Months Ended
	September 30, 2008	September 30, 2007	Variance

Total	$4,525,565	$6,301,640	$(1,776,075)	-28%

	Nine Months Ended
	September 30, 2008	September 30, 2007	Variance

Total	$14,559,112	$16,948,853	$(2,389,743)	-14%

During the three and nine months ended September 30, 2008, operating expenses for the Telkonet Segment were approximately $2,930,000 and $10,338,000, and decreased by -37% and -23%, respectively, when compared to the prior year periods. The Company has achieved significant operating efficiencies since the acquisition of SSI and Ethostream in March 2007 primarily as a result of the organizational realignment initiated in the fourth quarter of 2007.

 During the three and nine months ended September 30, 2008, operating expenses for the MST Segment were approximately $1,596,000 and $4,221,000, respectively.  For the three months ended September 30, 2008, operating expenses decreased by -5% and for the nine months ended September 30, 2008, operating expenses increased by 10%, when compared to the prior year periods. The MST Segment expenses were impacted in the third quarter 2008 by a one-time non-cash charge of $330,000 for the impairment write-down of MST’s fixed assets.

Research and Development

	Three Months Ended
	September 30, 2008	September 30, 2007	Variance

Total	$509,418	$646,848	$(137,430)	-21%

	Nine Months Ended
	September 30, 2008	September 30, 2007	Variance

Total	$1,667,229	$1,736,656	$(69,427)	-4%

Telkonet’s research and development costs related to both present and future products are expensed in the period incurred. Total expenses decreased for the three months and nine months ended September 30, 2008 by approximately $137,000 and $69,000, or -21% and -4%, respectively. The Research and Development costs are associated with the development of the Series 5 product suite and the integration of new applications to the Telkonet iWire System, and the development of Telkonet SmartEnergy product suite. The Company does not anticipate significant cost increases throughout 2008.

Selling, General and Administrative Expenses

	Three Months Ended
	September 30, 2008	September 30, 2007	Variance

Total	$3,111,570	$4,553,161	$(1,441,591)	-32%

	Nine Months Ended
	September 30, 2008	September 30, 2007	Variance

Total	$10,317,209	$13,057,979	$(2,740,770)	-21%

Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2008 over the comparable prior year by approximately $1,442,000 and $2,741,000, or -32% and -21%, respectively. This decrease is primarily the result of the efficiencies in the organization resulting in salary and related costs reductions as well as reduced travel costs, professional fees and rent and related costs for the Telkonet Segment as compared to the prior year period.  We expect to maintain a consistent quarterly selling, general and administrative expenses as compared to the three months ended September 30, 2008 during the remainder of 2008.

Backlog

The Telkonet Segment maintains contracts and monthly services for more than 2,500 hotels which are expected to generate approximately $3,600,000 annual recurring support and internet advertising revenue.   In addition Telkonet has approximately 33 agreements under contract in the HSIA market, and the total contracted HSIA installations currently amount to approximately $200,000, excluding monthly services. The current HSIA backlog trends on a 4-8 week delivery.

The Telkonet Segment has maintained certain purchase orders relating to a major utilities energy management initiative provided through the two selected providers. The current order backlog amounts to approximately $800,000 and the estimated remaining program value amounts to $4,500,000 for products and services to be provided through March 2010. In addition, the Company recently contracted a similar energy efficiency program in Wisconsin estimated to achieve 5,000 rooms and establish offerings within utility programs nationally.

The MST subscriber portfolio includes approximately 22 MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. The remaining terms of the access agreements provide MST access rights from 7 to 15 years with the final agreement expiring in 2016 and the revenues to be recognized under non-cancelable bulk agreements provide a minimum of $1,720,000 in revenue through 2013.

Liquidity and Capital Resources

Working Capital

Our working capital decreased by $1,729,931 during the nine months ended September 30, 2008 from a working capital deficit of $(2,990,664) at December 31, 2007 to a working capital deficit of $(4,720,596) at September 30, 2008. The decrease in working capital for the nine months ended September 30, 2008 is due to a combination of factors, of which the significant factors include:

•	Cash had a net decrease from working capital by $1,479,590 for the nine months ended September 30, 2008. The most significant uses and proceeds of cash were:

o	Approximately $4,184,000 of cash consumed directly in operating activities

o	A private placement from the sale of 2,500,000 shares of common stock at $0.60 per share provided proceeds of $1,500,000.

o	A repayment of a Senior Note in the amount of $1,500,000 issued to GRQ Consultants, Inc.

o	A sale of convertible debentures for proceeds of $1,000,000 and $2,500,000 in May and July 2008, respectively.

Of the total current assets of $4,385,478 as of September 30, 2008, cash represented $149,993.  Of the total current assets of $7,004,168 as of December 31, 2007, cash represented $1,629,583.

Convertible Debenture

On May 30, 2008, the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P. (the “Buyer”) pursuant to which the Company agreed to issue and sell to the Buyer up to $3,500,000 of secured convertible debentures (the “Debentures”) and warrants to purchase (the “Warrants”) up to 2,500,000 shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”).  The sale of the Debentures and Warrants was effectuated in three separate closings, the first of which occurred on May 30, 2008, and the remainder of which occurred in July 2008.  At the May 30, 2008 closing, the Company sold Debentures having an aggregate principal value of $1,500,000 and Warrants to purchase 2,100,000 shares of Common Stock.  In July 2008, the Company sold the remaining Debentures having an aggregate principal value of $2,000,000 and Warrants to purchase 400,000 shares of Common Stock.

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

The purchase agreement executed in connection with the May 2007 private offering of convertible debentures (the “Debentures”) and warrants to purchase common stock (the “Warrants”) prohibits MST from directly or indirectly, among other things, creating or incurring any indebtedness (other than Permitted Indebtedness, as such term is defined in the Purchase Agreement) without the consent of the holders of at least 85% of the principal amount of outstanding Debentures.

On October 16, 2008, the Purchasers executed a letter agreement (the “Letter Agreement”) with MST pursuant to which, among other things:

(i)	the Purchasers consented to the issuance of additional debentures in the aggregate principal amount of $352,631 (the “Additional Debentures”);

(ii)	the Purchasers consented to the issuance of 2 million shares of common stock along with the additional debentures;

(iii)
the Purchasers consented to the issuance of up to $2.0 million of shares of the Company’s common stock and the same number of common stock purchase warrants at a purchase price of at least $0.125 per share;

(iv)
the Maturity Date of the Additional Debentures will be automatically extended to April 30, 2010, as same may be accelerated pursuant to the terms of the Additional Debentures upon the occurrence of both the following conditions: (i) the non-occurrence of an Event of Default (as defined in the Additional Debenture) or an event which with the passage of time or the giving of notice could become an Event of Default, and (ii) the receipt of net proceeds by the Company from a Qualified Offering (as defined in the Letter Agreement); and

(v)	The Purchase Agreement was amended to include the Additional Debentures and the shares issuable upon the conversion of the Additional Debentures.

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

Acquisition of Microwave Satellite Technologies, Inc. (MST)

On January 31, 2006, the Company acquired a 90% interest in MST from Frank Matarazzo, the sole stockholder of MST in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000. The cash portion of the purchase price was paid in two installments, $900,000 at closing and $900,000 in February 2007. The stock portion is payable from shares held in escrow, 400,000 shares of which were paid at closing and the remaining 1,200,000 shares of which shall be issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. As of November 1, 2008, the Company has issued 800,000 shares of the purchase price contingency. In the event the Company’s common stock price is below $4.50 per share upon the final issuance of shares from escrow, a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million. As of May 1, 2008, the Company’s common stock price was below $4.50. To the extent that the market price of the Company’s common stock is below $4.50 per share upon issuance of the shares from escrow, the number of shares issuable on conversion is ratably increased, which could result in further dilution of the Company’s stockholders.

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

Acquisition of Ethostream, LLC

On March 15, 2007, the Company acquired 100% of the outstanding membership units of Ethostream, LLC, a network solutions integration company that offers installation, sales and service to the hospitality industry. The purchase price of $11,756,097 was comprised of $2.0 million in cash and 3,459,609 shares of the Company’s common stock. The entire stock portion of the purchase price was deposited into escrow upon closing to satisfy certain potential indemnification obligations of the sellers under the purchase agreement. The shares held in escrow are distributable over the three years following the closing. As of November 10, 2008, 876,804 shares remain in escrow pursuant to the purchase agreement.

Proceeds from the issuance of common stock

During the nine months ended September 30, 2008, the Company issued 2,500,000 shares of common stock valued at $0.60 per share for an aggregate purchase price of $1,500,000.  The proceeds of this offering were used to repay the principal of the Senior Promissory Note to GRQ.

Cashflow analysis

Cash utilized in operating activities was $4,094,908 during the nine months ended September 30, 2008 compared to $12,591,264 in the previous comparable period. The primary use of cash during the nine months ended September 30, 2008 was for operating activities.

[For the remainder of fiscal 2008, our primary capital needs are for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund inventory purchases.  We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products; (ii) reducing our inventory levels and managing our operating expenses; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our receivable and inventory-based agreements.]

The Company utilized cash for investing activities of $1,008,719 and $6,499,669 during the nine months ended September 30, 2008 and 2007, respectively.  During the nine months ended September 30, 2008, these expenditures were primarily due to the purchase of equipment under operating lease by MST.  In 2007, these expenditures primarily arose from the payment of the cash portion of the MST purchase price of $900,000, cash payments of $875,000 and $2,000,000, for the acquisitions of SSI and Ethostream, respectively, and $1,020,000 for the acquisition of Newport Telecommunications in July 2007 by our MST subsidiary.  The cost of equipment under operating leases amounted to $999,718 and $1,162,832 for the nine months ended September 30, 2008 and 2007, respectively.  Purchases of property and equipment amounted to $80,407 and $266,280 for the nine months ended September 30, 2008 and 2007, respectively.

The Company had cash from financing activities of $3,624,037 and $19,029,482 during the nine months ended September 30, 2008 and 2007, respectively. The financing activities involved the sale of 2.5 million shares of common stock at $0.60 per share for a total of $1,500,000, in February 2008, the proceeds of which were used to repay the outstanding principal amount on the GRQ Note.  Additionally, the Company sold debentures for gross proceeds of $3,500,000 in May and July 2008, and the Company received a $400,000 loan from a board member, which was offset by $462,511 in financing costs paid.  During the nine months ended September 30, 2007, the financing activities represented proceeds of $9,610,000, net of placement fees, from the sale of 4.0 million shares of common stock at $2.50 per share, the issuance of a senior note payable in the principal amount of $1,500,000 and proceeds from the exercise of stock options and warrants of $111,960.  Through its majority-owned subsidiary MSTI Holdings, Inc., the Company raised $5,303,238 through the sale of debentures, and $2,694,020 through the sale of common stock, during the nine months ended September 30, 2007.

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

Acquisition or Disposition of Property and Equipment

During the nine months ended September 30, 2008, fixed assets and costs of equipment under operating leases increased $999,718 primarily from purchases of equipment for the MST Quad-Play build-out. The remainder is related to computer equipment and peripherals used in day-to-day operations. The Company anticipates significant expenditures in the MST Segment to continue the build-out the head-end equipment, IPTV and other related projects. The Telkonet Segment does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than the purchase of computer equipment and peripherals to be used in the Company’s day-to-day operations.

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

Number of Employees

As of November 1, 2008, the Company had 140 full time employees.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$9,922,872	475,000	9,447,872	-	-
Capital Lease Obligations	$207,959	8,296	129,945	69,718	-
Operating Lease Obligations	$1,664,861	527,532	597,878	280,752	258,699
Purchase Obligations (1)	$184,200	184,200	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	$-	-	-	-	-
Total	$11,979,892	1,195,028	10,175,695	350,470	258,699

(1) Purchase commitment for inventory orders of energy management products through December 2008.  The Company has prepaid approximately $39,000 as of November 1, 2008.

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

Marketable Securities

Telkonet maintained investments in two publicly-traded companies for the nine months ended September 30, 2008.  The Company has classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Unrealized losses of $2,776,304 were recorded for the nine months ended September 30, 2008 and there were no unrealized gains or losses for the nine months ended September 30, 2007.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.  There were no realized gains or losses for the nine months ended September 30, 2008 and 2007.

Investments in Privately Held Companies

We have invested in a privately held company, which is in the startup or development stage. This investment is inherently risky because the market for the products of this company is developing and may never materialize. As a result, we could lose our entire initial investment in this company. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of this company and none is expected to develop. This investment is carried at cost, which as of November 1, 2008 was $8,000 and recorded in other assets in the Consolidated Balance Sheet.

Item 4.  Controls and Procedures.

As of September 30, 2008, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the U.S. Securities and Exchange Commission. During the nine months ended September 30, 2008, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 2, 2008, Ethostream was named as a defendant in Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc., et al, filed in the Eastern District of Texas.  The suit names 22 defendants and claims that the defendants’ services, including those of Ethostream infringe a wireless network security patent held by Linksmart.  Linksmart is seeking a judgment for damages (including statutory enhanced damages), costs, expenses and prejudgment and post-judgment interest and a permanent injunction enjoining the defendants from infringing its patent.  In connection with a Vendor Direct Supplier Agreement between Ethostream and WWC Supplier Services, Inc., the Company has determined that it owes the duty to defend and indemnify Defendant Ramada Worldwide, Inc. and it has assumed Ramada’s defense.  The Company believes the claim is without merit and intends to vigorously defend the allegations.

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

Since inception through September 30, 2008, the Company has incurred cumulative losses of $103,047,408 and has never generated enough funds through operations to support its business. Additional capital may be required in order to provide working capital requirements for the next twelve months.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $14.7 million at September 30, 2008 resulting from recent and past acquisitions. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

Telkonet, Inc. Registrant

Date: November 10, 2008	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer