Form 10-K
period 2008-12-31
TELKONET INC
filed 2009-04-01
CIK 1094084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒ No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2009: $11,790,502.

Number of outstanding shares of the registrant’s par value $0.001 common stock as of March 30, 2009: 93,058,566.

TELKONET, INC.
FORM 10-K

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

Business

Telkonet, Inc., formed in 1999 and incorporated under the laws of the state of Utah, is a “clean technology” company that develops and manufactures proprietary energy efficiency and smart grid networking technology.  The Company’s patented Recovery Time™ energy management technology and Series 5™ power grid networking technology are innovative clean technology products that have helped position the Company as a leading clean technology provider.

The Telkonet SmartEnergy™ (TSE) and Networked Telkonet SmartEnergy™ (NTSE) platforms incorporate Recovery Time™, an energy management technology that continuously monitors climate conditions to automatically adjust a room’s temperature to account for the presence or absence of an occupant in an effort to save energy while at the same time ensuring occupant comfort.  This technology is particularly attractive to our customers in the hospitality area and owners of multi-dwelling units who are continually seeking ways to reduce costs without impacting customer satisfaction.  By reducing energy usage automatically when a space is not being utilized, our customers can realize a significant cost savings without diminishing occupant comfort.

Telkonet's wholly-owned subsidiary, EthoStream, LLC, operates one of the largest hospitality high-speed Internet access (HSIA) networks in the United States.  Although this business is successful in its own right, its significant customer base in the hospitality industry (i.e. more than 2,500 properties that represent 210,000 rooms) has created an opportunity for Telkonet to market its energy efficiency solutions more successfully.  It also provides a marketing opportunity for the Company’s more traditional HSIA offerings, including the Telkonet iWire System.  The iWire System offers a fast and cost effective way to deliver commercial high-speed broadband access from an IP “platform” using a building’s existing electrical infrastructure to convert virtually every electrical outlet into a high-speed data port without the installation of additional wiring or major disruption of business activity.  EthoStream represents a significant portion of Telkonet's hospitality growth and market share (described in detail in the Segment Reporting section).

Telkonet's Series 5 system uses powerline communications technology (PLC) to transform a site’s existing internal electrical infrastructure into an IP network backbone. With its powerful 200 Mbps chip, the system offers a new competitive alternative in grid communications, enabling local area network (LAN) infrastructure for command and control, monitoring and grid management, transforming a traditional power management system into a “smart grid” that delivers electricity in a manner that saves energy, reduces cost and increases reliability.  The company’s PLC platform provides a compelling solution for substation automation, power generation, renewable facilities, manufacturing, and research environments, by providing a rapidly-deployed, low cost alternative to structured cable or fiber. By leveraging the existing electrical wiring within a facility to transport data, Telkonet’s PLC solutions enable facilities to deploy sensing and control systems to locations without the need for new network wiring, and without the security risks entailed with wireless.

The Company's subsidiary MSTI Holdings, Inc. (MSTI) offers quadruple play ("Quad-Play") services to multi-tenant unit ("MTU") and multi-dwelling unit ("MDU") residential, hospitality and commercial properties. These Quad-Play services include video, voice, high-speed Internet and wireless fidelity ("WiFi") access.

The Company's headquarters is located at 20374 Seneca Meadows Parkway in Germantown, Maryland 20876. Telkonet’s reports that are filed pursuant to the Securities Exchange Act of 1934 are posted on the Company's website: www.telkonet.com.

The highlights and business developments for the twelve months ended December 31, 2008 include the following:

•
Consolidated revenue growth of 45% driven by increased sales activity in the Clean Technology energy management product segment, including Telkonet SmartEnergy™ (TSE) and Networked Telkonet SmartEnergy™ (NTSE).

•	Recognition as Top 25 in Deloitte's 2008 Nationwide Technology Fast 500 Program.
•	Shipments of more than 65,000 rooms’ worth of energy management installations throughout 2008.

•
The addition of over 400 new hospitality customers throughout 2008, bringing the total number of hotel customers supported by the EthoStream Hospitality Network to over 2,500 properties (representing 210,000 rooms).

•	The release of Telkonet's Series 5 AV 200 Mbps-based PLC platform, targeting utilities and grid communications.
•	The introduction and initial sales of Telkonet’s next-generation energy management solution, NTSE.
•
The award of a $1.7M contract with Red Lion hotels to provide a comprehensive wired and wireless HSIA solution and customer support to all of the Red Lion corporate-owned properties, totaling 5,400-plus rooms in 30 hotels across the United States.

•
The award of a contract with New York University, the largest private university in the United States, to install the first phase of a networked energy efficiency program in two student-occupied residence halls.

•	The signing of an exclusive two-year energy management contract extension with West coast-based Cool Control Plus hospitality energy efficiency program.
•	Entered into a relationship with the ESCO operating Nevada’s hospitality energy efficiency program.
•	Transition of all former SSI activities from Las Vegas to Telkonet’s Milwaukee, WI offices.
•	Reduction in operating expenses of -17% on a consolidated basis in 2008.
•	Completion of several military base energy management installations with one of the largest ESCOs in the United States.
•	Completion of a franchise wide rollout of energy management products with the entire InTown Suites franchise.

Segment Reporting

We classify our operations in two reportable segments: the Telkonet Segment and the MST Segment.

Telkonet Segment (“Telkonet”)

Telkonet provides integrated, centrally-managed energy management and SmartGrid networking solutions that improve energy efficiency and reduce the demand for new energy generation. The Company's energy management systems, aimed at the hospitality, commercial, government, healthcare and education markets, are dynamically lowering HVAC costs in over 140,000 rooms, and are an integral part of various utilities' green energy efficiency and rebate programs.

Primarily targeting SmartGrid and utility applications, Telkonet's patented powerline communications (PLC) platform delivers cost-effective, robust networking, with real-time online monitoring and maintenance capabilities, increasing the reliability and energy efficiency across the entire utility grid.

The Company employs direct and indirect sales channels in all areas of its business. With a growing value-added reseller (VAR) network, Telkonet continues to broaden its reach throughout the industry. Direct sales efforts are focused on the hospitality industry through Telkonet's wholly-owned subsidiary, EthoStream. With a recognized brand and strong customer loyalty, EthoStream continues to grow its Hospitality Network and expand beyond limited and economy properties into the full-service hospitality market.

Telkonet's direct sales efforts target the utility, education, commercial and government market segments. Taking advantage of legislation, including the Energy Independence and Security Act (EISA) of 2007 and the Energy Policy Act of 2005, Telkonet has focused its sales efforts in areas with available public funding and incentives, such as rebate programs offered by Utilities to the hospitality industry. Telkonet has developed a strategic growth plan to meet the needs of this emerging industry.

Product Strengths

Telkonet's entry into the Clean Technology space has been driven by its energy efficiency product offerings. According to the International Energy Agency, each $1 invested in energy efficiency removes the need, on average, to spend more than $2 on creating new supply. This knowledge alone is renewing interest in energy management and reducing the reliance on new energy generation and consumption.

Telkonet’s new NTSE system, which delivers intelligent energy management control with an integrated, networked platform, has been developed in direct cooperation with utilities and their Demand Response (DR) program interests. For example, the Brattle Group’s recent assessment of DR, called the Power of Five Percent, concluded that if DR could reduce peak demand by 5% it would produce a benefit stream over twenty years with a projected present value of $66 billion. This represents a significant increase over their previous projection of $35 billion, based on increased peak energy costs and decreased technology costs.

Telkonet’s differentiated approach to energy management, with its patented Recovery Time™ technology, delivers significant benefits over competing technologies, including the following:

•
Maximum energy savings by evaluating each room’s environmental conditions, including room location, window placement, dry vs. humid climate, weather conditions, and condition of heating, ventilation and air conditioning (HVAC) equipment,

•	Longer life and reduced maintenance of HVAC units through effective equipment monitoring,
•	Increased occupant comfort,
•	Speed and ease of installation, and
•	Wide range of HVAC system compatibility.

Based on these advanced product features and capabilities, Telkonet has won significant competitive contracts in the utility, military and educational space, including Noresco, NYU and the Cool Control Plus Program. Forming key partnerships with utility rebate programs has enabled Telkonet to outpace its competition in the commercial occupancy-based energy management market.

Telkonet's new NTSE system has evolved the Company’s strategic vision, moving past traditional energy efficiency and energy management to bring SmartGrid controls to the edge of the grid. Using wired and wireless technologies to network-enable in-room energy controls provides greater granularity of control and real-time performance monitoring. Additionally, network control maximizes energy efficiency and savings. Finally, integrating in-room management into a Utility's DR programs has significantly enhanced the NTSE proposition. With the first year of sales completed, Telkonet has recognized 143% growth in its energy management product segment and expects increased growth in 2009.

Given our nation's population growth and the exponential increase in the number of power-hungry digital components in our digital economy, additional infrastructure must be built, whether it is Smart or not. According to the Brattle Group, investments of $1.5 trillion will be required from 2010 to 2030 to pay for this infrastructure. The SmartGrid can be the most affordable alternative to building out by building less and saving more energy. It will clearly require investments that are not typical for utilities. However, these investments will far outweigh the costs as some utilities are already discovering.

There is growing agreement among federal and state policymakers, business leaders and other key stakeholders around the concept that a SmartGrid is not only needed but well within reach. Short term, a smarter grid will function more efficiently, delivering the expected level of service cost-effectively while offering considerable societal benefits such as less impact on our environment. Longer term, the SmartGrid will spur a transformation similar to the impact of the Internet on how we live, work, play and learn.

Telkonet is positioned to play a pivotal role in SmartGrid. The development of an industrial PLC product for use within the utility space has introduced a competitive alternative to the local area network (LAN) options. By capitalizing on the shortcomings of previously available offerings, Telkonet has gained traction and opened up a new market segment.

Telkonet's Series 5 PLC platform includes the following key features:

•	Multiple physical interfaces, including RS232, RS485 and Ethernet, enabling a wide range of different devices to be networked,
•	Multiple Utility-centric protocols supported, including DNP3, Modbus and IP,
•	Granular QOS support over traditional communications,
•	Ability to withstand extended temperature ranges and harsh outdoor environments,
•	Stringent security features,
•	Support for both AC and DC applications,
•	Significant speed performance with AV chipset, and
•	Flexible connection technology that avoids interruption of service through inductive coupling.

Telkonet's EthoStream division continues to cement its market leadership in the hospitality HSIA space. With strong, established customer and vendor relationships, including Choice Hotels International, Wyndham Hospitality, Destination Hotels and Resorts, and Worldmark by Wyndham (formerly Trendwest Resorts), EthoStream has demonstrated the continued strength of its brand through 2008. Winning competitive bids such as the corporate rollout of the Red Lion properties, EthoStream has expanded beyond its economy and limited service roots to enter the more lucrative segment of full-service hospitality.

EthoStream Gateway Servers (EGS) provide industry-leading HSIA technology to the hospitality industry, with advanced features based on in-house product design and development, including the following:

•	Dual ISP bandwidth aggregation for faster overall speed,
•	ISP redundancy to eliminate network downtime,
•	Enhanced Quality of Service (QoS), and
•	Real-time meeting room scheduling.

EthoStream's 24/7 U.S.-based Support Center employs a dedicated, in-house support team that uses integrated, web-based centralized management tools enabling proactive support. The Support Center has continued its growth over the last year. These corporate strengths, along with established relationships with some of the largest hospitality franchises, continue to set EthoStream apart.

Looking ahead, EthoStream's core growth will come from two key areas:

•	New customer growth within the full-service hospitality market and through additional preferred vendor agreements with franchisors, and
•	Ongoing sales to current customers through integration of additional in-room technologies such as lighting, minibars, media centers and energy management products.

Industry Outlook

The National Institute of Standards and Technology (NIST), an agency of the U.S. Department of Commerce, has been chartered under Energy Independence and Security Act 2007 (EISA) to identify and evaluate existing standards, measurement methods, technologies and other support toward SmartGrid adoption. The agency will also be preparing a report to Congress recommending areas where standards need to be developed. These types of initiatives reinforce the need for Telkonet's platform and technology.

It is estimated that SmartGrid enhancements will ease congestion and increase utilization, sending 50% to 300% more electricity through existing energy corridors. Telkonet is focusing on the strength of its technology to target key initiatives within the SmartGrid environment. Through key relationships with original equipment manufacturers (OEMs) and Utilities, Telkonet has been recognized as a leading technology provider.

Telkonet is a member of Western Electricity Coordinating Council (WECC) and the North American Electric Reliability Corporation (NERC). These industry-leading groups are defining the standards for tomorrow's Smart Grid platforms. Comprised of U.S. electrical grid operations and subject to oversight by the U.S. Federal Energy Regulatory Commission and governmental authorities in Canada, the technologies tested and approved by these groups create the foundation for utility decisions.

Competition

Telkonet has greatly increased its market potential by evolving its energy management products with two significant developments:

•	Increased HVAC system compatibility with the broadest range of HVAC equipment, and
•	Advancing Telkonet SmartEnergy™ to a networked energy management platform.

Telkonet's products are Energy Star-certified and incorporate its patented Recovery Time™ technology. Although this technology provides Telkonet with significant competitive advantage in the occupancy-based energy efficiency space, competing technologies are available.  These technologies would include the less automated standard available within energy management of static set point temperature, predictive based methodologies and standard building automation systems utilizing sensor and zone time-based architectures.  In addition to its competitive benefits over these methodologies, Telkonet has added functionality and techniques of these methods to its offering as well to provide customers with more broad capabilities.

Telkonet's Series 5 product line has targeted smart grid communications with proprietary technological advancements. Telkonet's strengths in the grid communication space include fast implementation, existing customer relationships and proven performance.  Our challenges include the introduction of a new technology into a competitive environment, entry into a fledgling market, the significant sales cycle involved in a highly regulated environment and the consumer education required and cultivating relationships with manufacturers and VARs to assist Telkonet in its distribution strategy.

Management has focused its sales and marketing efforts primarily on opportunities within the clean technology space in the commercial and industrial, government, education, healthcare and hospitality sectors, concentrating on markets with public funding from government and utilities in the form of grants, loans, tax breaks, incentives and rebates. Telkonet devotes significant resources to establishing relationships with both value-added resellers in these markets as well as third-party manufacturers, Utilities and energy service companies (ESCOs). These relationships enable Telkonet to reach a larger audience, as well as to offer increased value through complete packaged solutions. These sales and distribution channels continue to drive Telkonet's clean technology growth, generating greater product recognition.

Raw Materials

Telkonet has not experienced any significant or unusual problems in the purchase of raw materials or commodities. While Telkonet is dependent, in certain situations, on a limited number of vendors to provide certain raw materials and components, it has not experienced significant problems or issues purchasing any essential materials, parts or components. Telkonet obtains the majority of its raw materials from the following suppliers: Arrow Electronics, Avnet Electronics Marketing, Digi-Key Corporation, Intellon Corporation, and Versa Technology. In addition, Superior Manufacturing Services, a U.S. based company, provides substantially all the manufacturing and assembly requirements for Telkonet iWire System™ and ATR Manufacturing, a Chinese based company, provides substantially all the manufacturing requirements for the Telkonet SmartEnergy™ products.

Customers

Telkonet is neither limited to, nor reliant upon, a single or narrowly segmented consumer base from which it derives its revenues. Presently, Telkonet is not dependent on any particular customer under contract.  Telkonet’s primary focus is in the hospitality, commercial, education, healthcare and government markets.

Revenue from two (2) major customer approximated $6,375,182 or 31% of total revenues for the year ending December 31, 2008. Revenue from one (1) major customer approximated $1,436,838 or 10% of total revenues for the year ending December 31, 2007.

Intellectual Property

Telkonet has applied for patents that cover the unique technology integrated into the Telkonet iWire SystemTM and Series 5 product suite. Telkonet also continues to identify, design and develop enhancements to its core technologies that will provide additional functionality, diversification of application and desirability for current and future users of the Telkonet iWire SystemTM and Series 5 product suite.  Following is a description of the material patents held by the Company:

In December 2003, Telkonet received approval from the U.S. Patent and Trademark Office for its “Method and Apparatus for Providing Telephonic Communication Services” Patent No.: 6,668,058. This invention covers the utilization of an electrical power grid, for a concentration of electrical power consumers, and use of existing consumer power lines to provide for a worldwide voice and data telephony exchange.

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

In August 2006, the United States Patent and Trademark Office issued Patent No: 7,091,831, titled "Method and Apparatus for Attaching Power Line Communications to Customer Premises". The patented technology incorporates a safety disconnect circuit breaker into the Telkonet Coupler, creating a single streamlined unit. In doing so, installation of the Telkonet iWire System ™ is faster, more efficient, and more economical than with separate disconnect switches, delivering optimal signal quality. The Telkonet Integrated Coupler Breaker patent covers the unique technique used for interfacing and coupling its communication devices onto the three-phase electrical systems that are predominant in commercial buildings.

In January 2007, the United States Patent and Trademark Office issued Patent No: 7,170,395 titled “Methods and Apparatus for Attaching Power Line Communications to Customer Premises” for Delta phase power distribution system applications, which are prevalent in the maritime industry, shipboard systems, along with that of heavy industrial plants and facilities.

The Company acquired certain intellectual property in the SSI acquisition, including, but not limited to, Patent No: 5,395,042, titled “Apparatus and Method for automatic climate control,” which was issued by the United States Patent Trademark Office in March 1995.  This invention calculates and records the amount of time needed for the thermostat to return the room temperature to the occupant’s set point once a person re-enters the room.

In addition to the foregoing, Telkonet currently has multiple patent applications under examination, and intends to file additional patent applications covering a wide range of technologies, including that of improved network topologies and techniques for imposing LANs over existing wired infrastructure.

Telkonet has also filed multiple Patent Cooperation Treaty (PCT) patent applications, which have been used to file national patent applications in foreign jurisdictions including the European Union, Japan, China, Russia, India and others.

Notwithstanding the issuance of these patents, there can be no assurance that any of Telkonet’s current or future patent applications will be granted, or, if granted, that such patents will provide necessary protection for the Company’s technology or its product offerings, or be of commercial benefit to the Company.

Government Regulation

We are subject to regulation in the United States by the Federal Communications Commission (“FCC”).  FCC rules permit the operation of unlicensed digital devices that radiate radio frequency (RF) emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements.

In January 2003, Telkonet received FCC approval to market the Telkonet iWire SystemTM product suite. FCC rules permit the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements. An independent, FCC-certified testing lab has verified the Company’s Gateway complies with the FCC technical requirements for Class A digital devices.  No further testing of this device is required and the device may be manufactured and marketed for commercial use.

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

Future products designed by the Company will require testing for compliance with FCC and CE compliance. Moreover, if in the future, the FCC or EU changes its technical requirements, further testing and/or modifications may be necessary in order to achieve compliance.

Research and Development

During the years ended December 31, 2008 and 2007, Telkonet spent $2,036,129 and $2,349,690, respectively, on research and development activities. In 2008 and 2007, research and development activities were focused on the development of Telkonet’s next generation of PLC products, and the networked Telkonet SmartEnergy™ solution.

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

It is the policy of Telkonet to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. Telkonet identifies and records impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. Telkonet determined that its investment in Amperion was impaired based upon forecasted discounted cash flow. Accordingly, Telkonet wrote-off $92,000 and $400,000 of the carrying value of its investment through a charge to operations during the year-ended December 31, 2006 and 2005, respectively. The remaining value of Telkonet’s investment in Amperion is $8,000 at December 31, 2008 and 2007.

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

Geeks on Call America, Inc.

On October 19, 2007, the Company completed the acquisition of approximately 30.0% of the issued and outstanding shares of common stock of Geeks on Call America, Inc. (“GOCA”), the nation's premier provider of on-site computer services.  Under the terms of the stock purchase agreement, the Company acquired approximately 1,160,043 shares of GOCA common stock from several GOCA stockholders in exchange for 2,940,200 shares of the Company’s common stock for total consideration valued at approximately $4.5 million. The number of shares issued in connection with this transaction was determined using a per share price equal to the average closing price of the Company’s common stock on the American Stock Exchange (AMEX) during the ten trading days immediately preceding the closing date. The number of shares was subject to adjustment on the date the Company filed a registration statement for the shares issued in this transaction, which occurred on April 25, 2008. The increase or decrease to the number of shares issued was determined using a per share price equal to the average closing price of the Company’s common stock on the AMEX during the ten trading days immediately preceding the date the registration statement was filed.  The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of GOCA.  On April 30, 2008, Telkonet issued an additional 3,046,425 shares of its common stock to the sellers of GOCA to satisfy the adjustment provision.

On February 8 2008, Geeks on Call Acquisition Corp., a newly formed, wholly-owned subsidiary of Geeks On Call Holdings, Inc., (formerly Lightview, Inc.) merged with GOCA. As a result of the merger, the Company’s common stock in GOCA was exchanged for shares of common stock of Geeks on Call Holdings Inc. (“Geeks Holdings”).  Immediately following the merger, Geeks Holdings completed a private placement of its common stock for aggregate gross proceeds of $3,000,000. As a result of this transaction, the Company’s 30% interest in GOCA became an 18% interest in Geeks Holdings.  The Company has determined that its investment in Geeks Holdings is impaired because it believes that the fair market value of Geeks Holdings has permanently declined.   Accordingly, the Company wrote-off $4,098,514 during the year ended December 31 2008.   The remaining value of this investment amounted to $367,643 as of December 31, 2008.

Multiband Corporation

In connection with a payment of $75,000 of accounts receivable, the Company received 30,000 shares of common stock of Multiband Corporation, a Minnesota-based communication services provider to multiple dwelling units.  The Company classifies this security as available for sale, and it is carried at fair market value.  During the year ended December 31, 2008, the Company recorded a loss of $6,500 on the sale of 5,000 shares of its investment in Multiband.  In addition, the Company recorded an unrealized loss of $32,750 due to a temporary decline in value of this security.  The remaining value of this investment amounted to $29,750 as of December 31, 2008.

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

Internet Protocol Television (“IPTV”)

In the fourth quarter of 2006, MSTI invested in an IPTV platform to deploy in 2008.  IPTV is a method of distributing television content over IP that enables a more user-defined, on-demand and interactive experience than traditional cable or satellite television.  IPTV service delivers traditional cable TV programming and enables subscribers to surf the Internet, receive on-demand content, and perform a host of Internet-based functions via their TV sets.  MSTI reassessed its plans for an IPTV service and has since suspended its development of an IPTV service until the release of a more cost-effective third party distribution service.

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

Customers/Strategy

MSTI’s customer base and strategy is to target and cultivate a subscriber base that will demand high margin products, including, video, VoIP, high-speed Internet and Wi-Fi services.

MSTI currently maintains service agreements with approximately 22 MDU and MTU properties. Generally, under the terms of a service agreement, MSTI provides either (i) “bulk services,” which may include one or all of a bundle of products and services, at a fixed price per month to the owner of the MDU or MTU property, and contract with individual residents for enhanced services, such as premium cable channels, for a monthly fee or (ii) contract with individual residents of the MDU property for one or more basic or enhanced services for a monthly fee. These agreements typically include a revenue sharing arrangement with property owners, whereby the property owner is entitled to a share of the revenues derived from subscribers who reside at the MDU/MTU property. These revenue sharing arrangements are either based upon a fixed amount per subscriber or based on a percentage, typically between 7-10%, of the monthly fees MSTI charges residents for its services. MSTI believes that its complementary products and services allows for future growth and as such are designed and integrated with scalability in mind.

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

Long Term Investments

MSTI maintains an investment in Interactivewifi.com, LLC a privately held company. This investment represents an equity interest of approximately 50% at December 31, 2008. Interactivewifi.com is engaged in providing internet and related services to customers throughout metropolitan New York, including the Nuvision's internet services. MSTI accounted for this investment under the cost method, as MSTI does not have the ability to exercise significant influence over operating and financial policies of Interactivewifi.com. Telkonet reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The carrying value of the investment in Interactivewifi.com is $55,000 at December 31, 2008 and 2007.

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

Other information

Employees

As of March 15, 2009, the Company had 122 full time employees comprised of 100 full time employees of Telkonet and 22 employees of MSTI. The Company intends to hire additional personnel to meet future operating requirements.  The Company anticipates that it may need to hire additional staff in the areas of customer support, field services, engineering, sales and marketing, and administration.

Environmental Matters

The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

Financial Information About Geographic Areas

To date, the majority of the Company’s revenue has been derived in the United States, although the Company continues to derive a portion of our revenue from international sales. International sales as a percentage of total revenue represented 0.5%, 2% and 19% in 2008, 2007 and 2006, respectively. Our international sales are concentrated in Canada, Latin America and Western Europe and we continue to expand into other markets worldwide. The table below sets forth our net revenue by major geographic region.

	Year Ended December 31,
	2008	Percentage Change	2007	Percentage Change	2006
United States	$20,410,315	47%	$13,851,021	207%	$4,508,478
Worldwide	120,644	-60%	301,712	-55%	672,850
Total	$20,530,959	45%	$14,152,733	173%	$5,181,328

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

In their report dated April 1, 2009, our independent auditors stated that our financial statements for the year ended December 31, 2008 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our net losses and deficits in cash flows from operations.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible.  Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals.  If we are not successful in raising sufficient additional capital, we may not be able to continue as a going concern and our stockholders may lose their entire investment.

The Company has a history of operating losses and an accumulated deficit and expects to continue to incur losses for the foreseeable future.

Since inception through December 31, 2008, the Company has incurred cumulative losses of $114,801,318 and has never generated enough funds through operations to support its business. Additional capital may be required in order to provide working capital requirements for the next twelve months. The Company’s losses to date have resulted principally from:

•
research and development costs relating to the development of the Telkonet SmartEnergy™ (TSE), Networked Telkonet SmartEnergy™ (NTSE) and the Telkonet Series 5™ and the Telkonet iWire System™ product suites;

•	costs and expenses associated with manufacturing, distribution and marketing of the Company’s products;

•	general and administrative costs relating to the Company’s operations; and

•	interest expense related to the Company’s indebtedness.

The Company is currently unprofitable and may never become profitable. Since inception, the Company has funded its research and development activities primarily from private placements of equity and debt securities, a bank loan and short term loans from certain of its executive officers. As a result of its substantial research and development expenditures and limited product revenues, the Company has incurred substantial net losses. The Company’s ability to achieve profitability will depend primarily on its ability to successfully commercialize the Telkonet SmartEnergy™ (TSE) and Networked Telkonet SmartEnergy™ (NTSE) product suites and the Telkonet Series 5™ grid networking platform.  If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to the Company, this could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.

MSTI is currently in default under its debentures and this indebtedness is secured by all of MSTI’s assets.

As of December 15, 2008, MSTI is in material default with respect to indebtedness that is secured by substantially all of MSTI’s assets.  Although MSTI’s lenders have not yet initiated legal action in connection with MSTI’s default, the lenders have the right at any time to pursue any and all legal remedies available to them, which remedies include, but are not limited to, foreclosure on all or a portion of MSTI’s assets.  In the event such foreclosure occurs, these assets could be liquidated by the lenders.  Although the lenders and MSTI have agreed to pursue an orderly sale of MSTI’s assets, there can be no assurance that a buyer will be identified or that the amount obtained pursuant to any sale will be sufficient to satisfy MSTI’s outstanding indebtedness.  In the event the proceeds of any such sale are less than MSTI’s indebtedness, the value of the Company’s MSTI stock will be significantly impaired or, in all likelihood, will become valueless.

Our Agreement with Frank Matarazzo, Chief Executive Officer of MSTI, obligates us to continue to fund MSTI.

Notwithstanding that MSTI has agreed with its lenders to pursue an orderly sale of its material assets, the Company agreed pursuant to the December 6, 2005 MST purchase agreement, as further clarified by a May 2008 letter agreement, to fund MSTI's business plan.  The May 2008 letter agreement confirms that the Company has funded a majority of the business plan and provides for the final amount of the funding obligation to be mutually agreed upon by the Company and Mr. Matarazzo.  Since the Company's right to distributions from MSTI is subordinate to the rights of MSTI's secured lenders, there can be no assurance that the Company will recognize a return on this investment in the event a sale of MSTI's assets is consummated.  The obligation to fund MSTI will deplete the Company's available cash and could create the need to raise additional capital.  There can be no assurance that, if additional cash is needed, the Company will be able to consummate a capital raising transaction on favorable terms or at all.

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

As of December 31, 2008, the Company had outstanding employee options to purchase a total of 6,993,929 shares of common stock at exercise prices ranging from $1.00 to $5.97 per share, with a weighted average exercise price of $1.82. As of December 31, 2008, the Company had outstanding non-employee options to purchase a total of 1,815,937 shares of common stock at an exercise price of $1.00 per share. As of December 31, 2008, the Company had warrants outstanding to purchase a total of 8,457,767 shares of common stock at exercise prices ranging from $0.58 to $4.17 per share, with a weighted average exercise price of $2.19. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of the Company’s common stock.

The industry within which we operate is intensely competitive and rapidly evolving.

The Company operates in a highly competitive, quickly changing environment, and the Company’s future success will depend on its ability to develop and introduce new products and product enhancements that achieve broad market acceptance in the markets within which it competes. The Company will also need to respond effectively to new product announcements by its competitors by quickly introducing competitive products.

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

The market for our products and services is highly competitive.  Some of our competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than the Company can. As a result, the Company may not be able to compete successfully with these competitors and these competitors may develop or market technologies and products that are more widely accepted than those being developed by the Company or that would render the Company’s products obsolete or noncompetitive. The Company anticipates that competitors will also intensify their efforts to penetrate the Company’s target markets. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, bigger promotional budgets and larger customer bases than the Company does. These companies could devote more capital resources to develop, manufacture and market competing products than the Company could. If any of these companies are successful in competing against the Company, its sales could decline, its margins could be negatively impacted, and the Company could lose market share, any of which could seriously harm the Company’s business and results of operations.

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

Reliance on internally generated cash or debt to finance our operations or complete acquisitions could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of our common stock to consummate acquisitions will depend on the market value of our common stock which will vary, and our liquidity. Using shares of our common stock for this purpose also may result in significant dilution to our then existing stockholders. To the extent that we are unable to use our common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital through debt or additional equity financings. No assurance can be given that we will be able to obtain the necessary capital to finance any acquisitions or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion or redirect resources committed to internal purposes. In addition to requiring funding for acquisitions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to: (i) obtain additional capital on acceptable terms; (ii) use internally generated cash or debt to complete acquisitions because it significantly limits our operational or financial flexibility; or (iii) use shares of our common stock to make future acquisitions, may hinder our ability to actively pursue our acquisition program.

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

We may experience growth that could place a significant strain upon our management and operational systems and resources. Failure to manage our growth effectively could have a material adverse effect upon our business, results of operations and financial condition. Our ability to compete effectively and to manage future growth will require us to continue to improve our operational systems, organization and financial and management controls, reporting systems and procedures. We may fail to make these improvements effectively. Additionally, our efforts to make these improvements may divert the focus of our personnel. We must integrate our key executives into a cohesive management team to expand our business. If new hires perform poorly, or if we are unsuccessful in hiring, training and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the growth we will need to increase our operational and financial systems, procedures and controls. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We may not be able to effectively manage such growth, and failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks relating to evaluations of controls required by section 404 of the Sarbanes-Oxley Act of 2002.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. As of December 31, 2008, we have concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected. Until this deficiency in our internal control over financial reporting is remediated, there is reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

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

We have goodwill totaling approximately $12.7 million at December 31, 2008 resulting from recent and past acquisitions. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

At December 31, 2008, the Company performed an impairment test on the goodwill and intangibles acquired, it was determined that there were no changes in the carrying value of the intangibles acquired.  However, based upon management’s assessment of operating results and forecasted discounted cash flow the carrying value of Ethostream LLC goodwill was determined to be impaired and therefore $2,000,000 was written off during the year ended December 31, 2008.

The Company's indebtedness and restrictive debt covenants limit the Company's financing options and liquidity position, which could limit the Company's ability to grow our business.

The terms of the Company's outstanding debentures put significant restrictions on the Company's ability to:

•	pay cash dividends to our stockholders;
•	incur additional indebtedness;
•	permit liens on assets or conduct sales of assets; and
•	engage in transactions with affiliates.

These significant restrictions could have negative consequences, such as:

•	the Company's may be unable to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions on terms acceptable to the Company's, or at all;
•	the Company's may be unable to refinance its indebtedness on terms acceptable to the Company's, or at all; and
•	the Company's may be more vulnerable to economic downturns and limit the Company's ability to withstand competitive pressures.

Moreover, any additional debt financing pursued by the Company may contain terms that include more restrictive covenants, require repayment on an accelerated schedule or impose other obligations that limit the ability to grow the Company’s business, acquire needed assets, or take other actions the Company might otherwise consider appropriate or desirable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company presently leases 16,400 square feet of commercial office space in Germantown, Maryland for its corporate headquarters. The Germantown lease expires in December 2015.  The Company spent approximately $61,000 in build out costs to increase the office space of its Germantown headquarters by approximately 6,000 square feet in April 2007.

In March 2005, the Company entered into a lease agreement for 6,742 square feet of commercial office space in Crystal City, Virginia. The Crystal City lease expired in March 2008. In February 2007, the Company executed a sublease for this space commencing in April 2007 through the expiration of the lease in March 2008.

MSTI presently leases 12,600 square feet of commercial office space in Hawthorne, New Jersey for its office and warehouse spaces. This lease expires in April 2010 with an option to extend the lease an additional five years.

The Company presently leases 12,000 square feet of office space in Milwaukee, WI for EthoStream.  The Milwaukee lease expires in February 2019.

Following the acquisition of SSI, the Company assumed a lease on 9,000 square feet of office and warehouse space in Las Vegas, NV on a month to month basis.  The Las Vegas, NV office lease expired on April 30, 2008.

ITEM 3.  LEGAL PROCEEDINGS.

On July 2, 2008, EthoStream was named as a defendant in Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc., et al, filed in the Eastern District of Texas.  The suit names 22 defendants and claims that the defendants’ services, including those of EthoStream, infringe a wireless network security patent held by Linksmart.  Linksmart is seeking a judgment for damages (including statutory enhanced damages), costs, expenses and prejudgment and post-judgment interest and a permanent injunction enjoining the defendants from infringing its patent.  In connection with a Vendor Direct Supplier Agreement between EthoStream and WWC Supplier Services, Inc., the Company has determined that it owes the duty to defend and indemnify Defendant Ramada Worldwide, Inc. and it has assumed Ramada’s defense.  The Company believes the claim is without merit and intends to vigorously defend the allegations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On January 24, 2004, the Company’s common stock was listed for trading on the American Stock Exchange (AMEX) under the ticker symbol “TKO.” Prior to January 24, 2004, the Company’s common stock was quoted on the OTC Bulletin Board under the symbol “TLKO.OB.” As of March 15, 2009, the Company had 250 stockholders of record and 91,365,545 shares of its common stock issued and outstanding.

The following table documents the high and low sales prices for the Company’s common stock on the AMEX for the period beginning January 1, 2007 through December 31, 2008. The information provided for the periods listed below was obtained from the Yahoo! Finance web site.

	High	Low
Year Ended December 31, 2008
First Quarter	$1.11	$0.57
Second Quarter	$1.02	$0.40
Third Quarter	$0.56	$0.24
Fourth Quarter	$0.33	$0.10
Year Ended December 31, 2007
First Quarter	$4.00	$2.50
Second Quarter	$2.77	$1.60
Third Quarter	$2.01	$1.20
Fourth Quarter	$1.84	$0.75

The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Performance Graph

Set forth below is a line graph comparing the cumulative total return on Telkonet’s common stock against the cumulative total return of the Market Index for the American Stock Exchange (U.S.) and for the peer group “Communications Services, within the Standard Industrial Classification Code category, (SIC) Code 4899”, for the period beginning December 31, 2002 and each fiscal year ending December 31 thereafter through the fiscal year ended December 31, 2008. The total returns assume $100 invested on December 31, 2002 with reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG TELKONET, INC., AMEX MARKET INDEX AND SIC CODE NDEX

DOLLARS
275
250
225
200
175
150
125
100
75
50
25
0
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
TELKONET, INC.
SIC CODE INDEX
AMEX MARKET INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last 5 years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K.

	Year Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004
Total revenues	$20,531	$14,153	$5,181	$2,488	$698

Operating loss	(14,836)	(23,458)	(17,563)	(15,307)	(13,112)

Net loss	(23,986)	(20,391)	(27,437)	(15,778)	(13,093)

Loss per share - basic	(0.30)	(0.31)	(0.54)	(0.35)	(0.32)

Loss per share - diluted	(0.30)	(0.31)	(0.54)	(0.35)	(0.32)

Basic and diluted weighted average common shares outstanding	79,154	65,415	50,824	44,743	41,384

Working capital	(15,414)	(2,991)	(531)	12,061	12,672

Total assets	26,508	38,741	12,517	23,291	15,493

Short-term borrowings and current portion of long-term debt	7,784	1,471	—	6,350	—

Long-term debt, net of current portion	1,311	4,432	—	9,617	588

Stockholders’ equity (deficiency)	3,451	21,268	8,135	5,315	13,646

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

The Company reports financial results for the following operating business segments:

Telkonet Segment

Telkonet provides integrated, centrally-managed energy management and SmartGrid networking solutions that improve energy efficiency and reduce the demand for new energy generation. The Company's energy management systems, aimed at the hospitality, commercial, government, healthcare and education markets, are dynamically lowering HVAC costs in over 140,000 rooms, and are an integral part of various utilities' green energy efficiency and rebate programs. The segment’s net sales in 2008 were $16,559,001, representing 81% of the Company’s consolidated net sales.

MST Segment

MSTI is a communications service provider offering Quad-Play services to MTU and MDU residential, hospitality and commercial properties. These Quad-Play services include video, voice, high-speed internet and Wi-Fi access. In addition, MST currently offers or plans to offer a variety of next-generation telecommunications solutions and services, including satellite installation, video conferencing, surveillance/security and energy management, and other complementary professional services. The segment’s net sales in 2008 were $3,971,958, representing 19% of the Company’s consolidated net sales.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which includes the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

Revenue from sales-type leases for Ethostream products is recognized at the time of lease acceptance, which follows installation. The Company recognizes revenue from sales-type leases at the net present value of future lease payments. Revenue from operating leases is recognized ratably over the lease period.

Guarantees and Product Warranties

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The Company’s guarantees issued subject to the recognition and disclosure requirements of FIN 45 as of December 31, 2008 and 2007 were not material. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the year ended December 31, 2008, the Company experienced approximately 3% percent of units returned. Using this experience factor a reserve of $146,951 was accrued.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2008 and prior years, expected stock price volatility is based on the historical volatility of the Company’s stock for the related vesting periods.

Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008 and 2007 was $1,216,997 and $1,534,260, respectively, net of tax effect.

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

The Company’s revenue is derived from product sales and recurring revenue in the commercial, government and international markets of the Telkonet Segment. MST revenue is derived from Quad-Play services provided to a subscriber portfolio of MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York.

The table below outlines product versus recurring (lease) revenues for comparable periods:

	Year ended December 31,
	2008		2007		Variance

Product	$13,690,010	67%	$9,168,077	65%	$4,521,933	49%
Recurring	6,840,949	33%	4,984,656	35%	1,856,293	37%
Total	$20,530,959	100%	$14,152,733	100%	$6,378,226	45%

Product revenue

The Telkonet Segment product revenue principally arises from the sale and installation of SmartGrid and broadband networking equipment, including Telkonet SmartEnergy™ products, Telkonet Series 5™ products and the Telkonet iWire System™.  The Telkonet Segment markets and sells to hospitality, education, healthcare and government markets. The Telkonet Series 5™ and the Telkonet iWire SystemTM consist of the Telkonet Gateways, Telkonet Extenders, the patented Telkonet Coupler, and Telkonet iBridges.  The Telkonet SmartEnergy™ product suite consists of thermostats, sensors and controllers.

For the year ended December 31, 2008, product revenue in the Telkonet Segment was approximately $13,043,000, and increased by 49% when compared to the prior year.  Telkonet Segment product revenue for the year ended December 31, 2008 includes approximately $8,486,000 attributed to the sale of energy management products, and approximately $4,588,000 of broadband networking products and services to the hospitality market. The Telkonet Segment’s product revenues in the second half of 2008 have been impacted by the difficult economic climate, in addition to the normal season sales cycle for Telkonet’s products and services .  However, management believes that our products and services, specifically energy management, will provide the Company growth opportunities despite the current US recession.  Therefore we anticipate quarter over quarter growth in the energy management and hospitality markets during the year ended December 31, 2009.  Additionally, we anticipate significant opportunities for increased PLC sales in the utility and government markets in 2009, based on the sales activities of 2008 and the typical lead times for customers in these markets.

The MST Segment product revenue arises from the sale of equipment, installations and ancillary services provided to customers independent of the subscriber model. Product revenue in this segment for the year ended December 31, 2008 was approximately $647,000, and increased by 65% when compared to the prior year.

Recurring Revenue

The recurring revenue in the Telkonet segment arises from over 2,500 hotels in our broadband network portfolio.  We currently support over 210,000 HSIA rooms, with over 2 million monthly users.   For the year ended December 31, 2008, recurring revenue was approximately $3,516,000, and increased by 30% when compared to the year ended December 31, 2007.  We anticipate growth to our subscriber base as we deploy additional sites under contract and increase Telkonet’s strategic franchise and group alliances through the Ethostream brand.

For the year ended December 31, 2008, the recurring revenue for the MST Segment subscriber base was approximately $3,325,000, and increased by 46% when compared to the prior year.  The MST Segment subscriber portfolio includes approximately 22 MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York.

Cost of Sales

	Year ended December 31,
	2008		2007		Variance

Product	$8,511,196	62%	$7,165,120	78%	$1,346,076	19%
Recurring	5,312,427	78%	4,505,476	90%	806,951	18%
Total	13,823,623	67%	$11,670,596	82%	$2,153,027	18%

Product Costs

The Telkonet Segment product costs include equipment and installation labor related to the sale of Telkonet SmartEnergy™ products, Telkonet Series 5™ products and the Telkonet iWire System™.  For the year ended December 31, 2008, product costs in the Telkonet Segment were approximately $8,105,000, and increased by 18% when compared to the prior year.  Telkonet Segment product costs have increased in connection with the increased sales to the hospitality, energy management and government markets.

The MST Segment product costs primarily consist of equipment and installation labor for installation and ancillary services provided to customers. For the year ended December 31, 2008, product costs for the MST segment amounted to approximately $406,000.

Recurring Costs

For the year ended December 31, 2008, recurring costs for the Telkonet segment were approximately $1,681,000, and increased by 20% when compared to the prior year.  This increase is primarily due to the increase in EthoStream’s customer base and the related recurring revenue in the Telkonet Segment.

The MST Segment’s recurring costs amounted to approximately $3,632,000, for the year ended December 31, 2008.  These costs consist of customer support, programming and amortization of the capitalized costs to support the subscriber revenue.  Although MST's programming fees are a significant portion of the cost, MST continues to pursue competitive agreements and volume discounts in conjunction with the anticipated growth of the subscriber base. The customer support costs include build-out of the support services necessary to develop and support the build-out of the Quad-Play subscriber base in metropolitan New York. The capitalized costs are amortized over the lease term and include equipment and installation labor.

Gross Profit

	Year ended December 31,
	2008		2007		Variance

Product	$5,178,814	38%	$2,002,957	22%	$3,175,857	159%
Recurring	1,528,522	22%	479,180	10%	1,049,342	219%
Total	$6,707,336	33%	$2,482,137	18%	$4,225,199	170%

Product Gross Profit

The gross profit for the year ended December 31, 2008 increased compared to the prior year period as a result of increased product sales and installations in the Telkonet Segment and represented 38% of product revenue. We anticipate an increase in our gross profit trend for product sales as energy management, utility and government market opportunities expand.

Recurring Gross Profit

The Telkonet Segment’s gross profit associated with recurring revenue increased for the year ended December 31, 2008, and represented approximately 52% of recurring revenue.  The centralized remote monitoring and management platform and internal call support center has provided the platform to continue to increase the gross profit on the Telkonet Segment’s recurring revenue.

The MST Segment’s gross profit represented approximately -9% of total revenue for the year ended December 31, 2008, compared to the prior year period, primarily due to programming costs and the support infrastructure. MST anticipates that an expanded subscriber base utilizing the current infrastructure and reduced programming costs will facilitate increased gross profit.

Operating Expenses

	Year ended December 31,
	2008	2007	Variance

Total	$21,543,563	$25,939,690	$(4,396,127)	-17%

During the year ended December 31, 2008, operating expenses for the Telkonet Segment were approximately $14,759,172, and decreased by -19% when compared to the prior year. The operating efficiencies achieved by the Company from the acquisitions of SSI and EthoStream in March 2007, have been offset by a $2,000,000 write down of Ethostream’s goodwill, resulting from the impact of the current recession on EthoStream’s valuation.  Telkonet will continue to monitor its operating expenses and will adjust expenses appropriately to match its anticipated revenue opportunities.

During the year ended December 31, 2008, operating expenses for the MST Segment were approximately $6,784,000 and operating expenses decreased by 12% when compared to the prior year. Despite reductions in operating expenses, the MST Segment was impacted by non-cash charges of $1,582,033 for the impairment write-down of MST’s fixed assets.

Research and Development

	Year ended December 31,
	2008	2007	Variance

Total	$2,036,129	$2,349,690	$(313,561)	-13%

Telkonet’s research and development costs related to both present and future products are expensed in the period incurred. Total expenses decreased for the year ended December 31, 2008 by approximately $314,000, or -13%. The Research and Development costs are associated with the development of the Telkonet Series 5™ product suite and the integration of new applications to the Telkonet iWire System™, and the development of next generation Telkonet SmartEnergy™ (TSE) and Networked Telkonet SmartEnergy™ (NTSE) products. The Company does not anticipate significant cost increases in 2009.

Selling, General and Administrative Expenses

	Year ended December 31,
	2008	2007	Variance

Total	$12,938,957	$17,897,974	$(4,959,017)	-28%

Selling, general and administrative expenses decreased for the year ended December 31, 2008 over the comparable prior year by approximately $4,959,000, or -28%. This decrease is primarily the result of the efficiencies in the organization resulting in salary and related costs reductions as well as reduced travel costs, professional fees and rent and related costs for the Telkonet Segment, when compared to the prior year. We do not expect to significantly increase our selling, general and administrative expenses in 2009, when compared to the year ended December 31, 2008.  However, due to the difficult ecomonic climate, and the potential impact on Telkonet’s operations, if any, these expenses will be adjusted as necessary to match our current sales.

Liquidity and Capital Resources

Our working capital decreased by $(12,423,227) during the year ended December 31, 2008 from a working capital deficit of $(2,990,664) at December 31, 2007 to a working capital deficit of $(15,413,891) at December 31, 2008. The decrease in working capital for the year ended December 31, 2008, is due to a combination of factors, of which the significant factors are set out below:

•	Cash had a net decrease from working capital by $1,347,594 for the year ended December 31, 2008. The most significant uses and proceeds of cash were:

o	Approximately $4,058,000 of cash consumed directly in operating activities

o	A private placement from the sale of 2,500,000 shares of common stock at $0.60 per share provided proceeds of $1,500,000.

o	A repayment of a Senior Note in the amount of $1,500,000 issued to GRQ Consultants, Inc.

o	A sale of convertible debentures for proceeds of $1,000,000 and $2,500,000 in May and July 2008, respectively.

o	Proceeds of approximately $574,000 from a working capital line of credit

Of the total current assets of $3,445,766 as of December 31, 2008, cash represented $281,989.  Of the total current assets of $7,004,168 as of December 31, 2007, cash represented $1,629,583.

Line of Credit

In September 2008, the Company entered into a two-year line of credit facility with a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by the Company’s inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine (9%) percent per annum, adjusted on the date of any change in such prime or base rate, or (ii) sixteen percent (16%).  Interest, computed on a 365/360 simple interest basis, and fees on the credit facility are payable monthly in arrears on the last day of each month and continuing on the last day of each month until the maturity date.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.  The outstanding borrowing under the agreement at December 31, 2008 was $574,005.  The Company has incurred interest expense of $22,374 related to the line of credit for the year ended December 31, 2008. The Prime Rate was 3.25% at December 31, 2008.

On February 19, 2009, the Company received a notice of waiver from Thermo Credit LLC on the tangible net worth requirement, as defined item D(10)b of the line of credit agreement.  The waiver is in effect as of December 31, 2008 and for the 90 day period thereafter.

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

On March 31, 2009, the Company received a notice of waiver from YA Global Investments, L.P. pursuant to which it agreed that, to the extent MSTI is in default of the MSTI Debentures, such default shall not constitute an Event of Default as defined in Section 2(a)(iii) of the May 30, 2008 Debentures the Company issued to YA Global. The waiver is in effect as of December 31, 2008 through June 1, 2009.

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

On March 31, 2009, the Company received a notice of waiver from YA Global Investments, L.P. pursuant to which it agreed that, to the extent MSTI is in default of the MSTI Debentures, such default shall not constitute an Event of Default as defined in Section 2(a)(iii) of the May 30, 2008 Debentures the Company issued to YA Global. The waiver is in effect as of December 31, 2008 through June 1, 2009.

Convertible Senior Debentures-MSTI

In May 2007, MSTI issued Debentures having a principal value of $6,576,350, plus an original issue discount of $526,350, in exchange for $6,050,000 from investors, exclusive of placement fees. The original issue discount to the MSTI Debentures is amortized over 12 months. The MSTI Debentures accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the MSTI Debentures, payable quarterly in cash or common stock, at MSTI’s option, and mature on April 30, 2010. The MSTI Debentures are not callable and are convertible at a conversion price of $0.65 per share into 10,117,462 shares of MSTI common stock, subject to certain limitations.

In connection with the placement of the MSTI Debentures, MSTI also issued to the MSTI Debenture holders, five-year warrants to purchase an aggregate of 5,058,730 shares of MSTI common stock at an exercise price of $1.00 per share. In connection with the issuance of the MSTI Debentures, MSTI incurred placement fees of $423,500. Additionally, MSTI issued its placement agents’ five-year warrants to purchase 708,222 shares of MSTI common stock at an exercise price of $1.00 per share.  On February 11, 2008, the MSTI Debenture holders executed a letter agreement with MSTI waiving their rights to receive any potential liquidated damages under the registration rights agreement executed in connection with this transaction in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.

The purchase agreement executed in connection with the MSTI Debenture offering prohibits MSTI from directly or indirectly, among other things, creating or incurring any indebtedness (other than Permitted Indebtedness, as such term is defined in the purchase agreement) without the consent of the holders of at least 85% of the principal amount of outstanding MSTI Debentures.

Registration Rights Liquidated Damages

On May 24, 2007, MSTI completed a private placement, pursuant to which 5,597,664 shares of common stock and five-year warrants to purchase 2,798,836 shares of common stock were issued at an exercise price of $1.00 per share, for total proceeds of $2,694,020.  Additionally, MSTI also sold MSTI Debentures (as previously described) for total proceeds of $6,050,000.   The holders of the MSTI Debentures also received five-year warrants to purchase an aggregate of 5,058,730 shares of MSTI common stock at an exercise price of $1.00 per share.

MSTI agreed to file a “resale” registration statement with the SEC within 60 days after the final closing of the private placement and the issuance of the MSTI Debentures covering all shares of common stock sold in the private placement and underlying the MSTI Debentures, as well as the warrants attached to the private placement. MSTI also agreed to use its best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible and, in any event, within 120 days after the initial closing of the private placement and the issuance of the MSTI Debentures.

In addition, with respect to the shares of common stock sold in the private placement and underlying the warrants, MSTI agreed to maintain the effectiveness of the “resale” registration statement from the effective date until the earlier of (i) 18 months after the date of the closing of the private placement or (ii) the date on which all securities registered under the registration statement (a) have been sold, or (b) are otherwise able to be sold pursuant to Rule 144, at which time exempt sales may be permitted for purchasers of the common stock in the private placement, subject to MSTI’s right to suspend or defer the use of the registration statement in certain events.

The registration rights agreement required the payment of liquidated damages to the investors of approximately 1% per month of the aggregate proceeds of $9,128,717, or the value of the unregistered shares at the time that the liquidated damages were assessed, until the registration statement was declared effective.  In accordance with EITF 00-19-2, the Company evaluated the likelihood of achieving registration statement effectiveness.  Accordingly, the Company accrued $500,000 as of December 31, 2007, to account for these potential liquidated damages until the expected effectiveness of the registration statement is achieved.

On February 11, 2008, the investors executed a letter agreement with MSTI waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  As a result, the Company has reversed the accrued expense for the potential liquidated damages during the year ended December 31, 2008.

Additional Debentures

As previously described, in connection with MSTI Debentures offering, MSTI entered into a purchase agreement with the purchasers of the MSTI Debentures, which prohibited MSTI from, directly or indirectly, among other things, creating or incurring any indebtedness (other than Permitted Indebtedness, as such term is defined in the purchase agreement) without the consent of the holders of at least 85% of the principal amount of outstanding Debentures.

On October 16, 2008, with Alpha Capital Anstalt, Gemini Master Fund, Ltd, Whalehaven Capital Fund Limited and Brio Capital L.P. (the “Senior Lenders”) executed a letter agreement with MSTI pursuant to which MSTI issued $352,631 of Additional Debentures, due December 15, 2008 (subject to extension to April 30, 2010 upon the satisfaction of certain specified conditions) that are convertible into an aggregate of 542,509 shares of MSTI common stock at a conversion price of $0.65 per share (subject to adjustment as provided therein). The Additional Debentures were issued with an 8% Original Issue Discount. As a result, MSTI received $307,500 from the issuance of the Additional Debentures. Also, in connection with the issuance of the Additional Debentures and pursuant to the letter agreement, MSTI issued 2 million shares of common stock to the purchasers of such Additional Debentures and the same number of common stock purchase warrants at a purchase price of at least $0.125 per share.

Triggering Events that Accelerate or Increase a Direct Financial Obligation

Unless certain conditions were satisfied the Additional Debentures were to mature on December 15, 2008.  Upon satisfaction of such conditions, the Maturity Date of the Additional Debentures would be automatically extended to April 30, 2010.  As a result of MSTI’s failure to satisfy the conditions for extension of the Maturity Date, the Additional Debentures matured on December 15, 2008.  MSTI did not repay the Additional Debentures as required on the maturity date.

As a result of MSTI’s failure to timely pay its current obligations due to the Senior Lenders under the Additional Debentures, certain events of default have occurred and are continuing beyond any applicable cure or grace period with respect to all of MSTI’s secured obligations due to the Senior Lenders and subordinate lenders. The aggregate amount due to these lenders is $9,448,506 ($7,010,503 in debenture principal, $2,103,151 in default penalty and $334,852 in accrued interest) as of December 31, 2008.  As a result of this default by MSTI, the secured lenders have the right take all steps they deem necessary to protect their interests, including, but not limited to, foreclosure on some or all of MSTI’s assets, which serve as collateral for this indebtedness.

As a result of MSTI’s default and ongoing losses, MSTI’s Board of Directors and management has determined that it is advisable and in the best interests of the Company and its stockholders, in cooperation with MSTI’s secured lenders, to explore the sale of all or substantially all of the assets of Microwave Satellite Technologies, Inc., a wholly owned subsidiary of MSTI which process is currently ongoing.

Acquisition of Microwave Satellite Technologies, Inc.

On January 31, 2006, the Company acquired a 90% interest in Microwave Satellite Technologies, Inc. (MST) from Frank Matarazzo, the sole stockholder of MST in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000. The cash portion of the purchase price was paid in two installments, $900,000 at closing and $900,000 in February 2007. The stock portion is payable from shares held in escrow, 400,000 shares of which were paid at closing and the remaining 1,200,000 shares of which shall be issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. During the year ended December 31, 2006, the Company issued 200,000 shares of the purchase price contingency valued at $900,000 as an adjustment to goodwill. The purchase agreement provided for an adjustment to the number of shares owed to Mr. Matarazzo in the event the Company’s common stock price falls below $4.50 per share upon issuance of the shares from escrow. As of December 31, 2008, the Company’s common stock price was below $4.50.

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

Acquisition of EthoStream, LLC

On March 15, 2007, the Company acquired 100% of the outstanding membership units of EthoStream, LLC, a network solutions integration company that offers installation, sales and service to the hospitality industry. The purchase price of $11,756,097 was comprised of $2.0 million in cash and 3,459,609 shares of the Company’s common stock. The entire stock portion of the purchase price was deposited into escrow upon closing to satisfy certain potential indemnification obligations of the sellers under the purchase agreement. The shares held in escrow are distributable over the three years following the closing. As of March 31, 2009, 876,804 shares remain in escrow pursuant to the purchase agreement.

Proceeds from the issuance of common stock

During the year ended December 31, 2008, the Company issued 2,500,000 shares of common stock valued at $0.60 per share for an aggregate purchase price of $1,500,000.  The proceeds of this offering were used to repay the principal of the Senior Promissory Note to GRQ.

Cash flow analysis

Cash utilized in operating activities was $4,058,385 during the year ended December 31, 2008 compared to $13,989,434 and during the year ended December 31, 2007, respectively. The primary use of cash during the twelve months ended December 31, 2008 was for operating expenses of the Company.

During the year ended December 31, 2009, our primary capital needs are for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund inventory purchases.  We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products; (ii) reducing our inventory levels and managing our operating expenses; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our receivable and inventory-based agreements.

The Company utilized cash for investing activities of $1,136,629 and $5,048,217 during the years ended December 31, 2008 and 2007, respectively.  During the year ended December 31, 2008, these expenditures were primarily due to the purchase of equipment under operating lease by MSTI.  In 2007, these expenditures primarily arose from the payment of the cash portion of the MST purchase price of $900,000, cash payments of $875,000 and $2,000,000, for the acquisitions of SSI and EthoStream, respectively, and $1,020,000 for the acquisition of Newport Telecommunications in July 2007 by our MSTI subsidiary.  The proceeds of the sale of the investment in BPL Global provided $2,000,000 in November 2007. The cost of equipment under operating leases amounted to $1,133,629 and $1,568,651 for the year ended December 31, 2008 and 2007, respectively.  Purchases of property and equipment amounted to $9,000 and $310,715 for the year ended December 31, 2008 and 2007, respectively.

The Company had cash from financing activities of $3,847,420 and $19,023,197 during the year ended December 31, 2008 and 2007, respectively. The financing activities involved the sale of 2.5 million shares of common stock at $0.60 per share for a total of $1,500,000, in February 2008, the proceeds of which were used to repay the outstanding principal amount on the GRQ Note.  Additionally, the Company sold debentures for gross proceeds of $3,500,000 in May and July 2008, and the Company received a $400,000 loan from a private investor, which was offset by $462,511 in financing costs paid.  During the year ended December 31, 2007, the financing activities represented proceeds of $9,610,000, net of placement fees, from the sale of 4.0 million shares of common stock at $2.50 per share, the issuance of a senior note payable in the principal amount of $1,500,000 and proceeds from the exercise of stock options and warrants of $124,460.  Through its subsidiary MSTI, the Company raised $5,303,238 through the sale of debentures, and $2,694,020 through the sale of common stock, during the year ended December 31, 2007.

We have reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, we are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Our registered independent certified public accountants have stated in their report dated March 31, 2009, that we have incurred operating losses in the past years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

While we have raised capital in 2008 to assist in our working capital and financing needs, additional financing is likely required in order to meet our current and projected cashflow requirements from operations and development . Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Acquisition or Disposition of Plant and Equipment

During the year ended December 31, 2008, fixed assets increased approximately $1,143,000, including $1,134,000 for the MST Segment equipment purchased for the MST build-out. The remainder is related to computer equipment and peripherals used in day-to-day operations. The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

In April 2005, the Company entered into a three-year lease agreement for 6,742 square feet of commercial office space in Crystal City, Virginia. Pursuant to this lease, the Company agreed to assume a portion of the build-out cost for this facility.  This lease terminated in March 2008.

MSTI presently leases 12,600 square feet of commercial office space in Hawthorne, New Jersey for its office and warehouse spaces. This lease will expire in April 2010.

The Company presently leases approximately 12,000 square feet of office space in Milwaukee, WI for EthoStream.  The Milwaukee lease expires in February 2019.

Following the acquisition of SSI, the Company assumed a lease on 9,000 square feet of office and warehouse space in Las Vegas, NV on a month to month basis.  The Las Vegas, NV office lease expired on April 30, 2008.

New Accounting Pronouncements

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the provisions of EITF 07-5.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 on January 1, 2008 and did not elect the fair value option which did not have a material impact on our financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations , and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements,   an amendment of ARB No. 51 ..  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a significant impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1 will have significant effect on its results of operations and financial condition.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$2,136,650	-	2,136,650	-	-
Current Debt Obligations	$7,584,508	7,584,508	-	-	-
Capital Lease Obligations	$204,416	204,416	-	-	-
Operating Lease Obligations	$2,530,955	462,515	740,772	613,490	714,178
Purchase Obligations (1)	$454,400	454,400	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	$-	-	-	-	-
Total	$12,910,929	8,705,839	2,877,422	613,490	714,178

(1)	Purchase commitment for inventory orders of energy management products. The Company has prepaid approximately $90,560 as of March 24, 2009.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Marketable Securities

Telkonet maintained investments in two publicly-traded companies for the year ended December 31, 2008.  The Company has classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Unrealized losses of $32,750 were recorded for the year ended December 31, 2008 and there were no unrealized gains or losses for the year ended December 31, 2007.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.   Realized losses of $4,098,514 were recorded for the year ended December 31, 2008.  There were no realized gains or losses for the year ended December 31, 2007.

Investments in Privately Held Companies

We have invested in a privately held company, which is in the startup or development stage. This investment is inherently risky because the market for the products of this company is developing and may never materialize. As a result, we could lose our entire initial investment in this company. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of this company and none is expected to develop. This investment is carried at cost, which as of March 1, 2009 was $8,000 and recorded in other assets in the Consolidated Balance Sheet.

ITEM 8.    FINANCIAL STATEMENTS.

See the Financial Statements and Notes thereto commencing on Page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

ITEM 9A(T).        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls of acquired businesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and continued integration of the 2007 acquisitions of Smart Systems International, EthoStream, LLC and Newport Telecommunications Co. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  We do expect to retain additional personnel to remediate these control deficiencies in the future.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2008 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table furnishes the information concerning the Company’s directors and officers for the fiscal year ended December 31, 2008. The directors of the Company are elected every year and serve until their successors are duly elected and qualified.

Name	Age	Title

Jason Tienor	34	President & Chief Executive Officer

Richard J. Leimbach	40	Chief Financial Officer

Jeffrey Sobieski	33	Chief Operating Officer

Warren V. Musser	82	Chairman of the Board

Thomas C. Lynch	67	Director (1), (2)

Dr. Thomas M. Hall	57	Director (1), (2)

Seth Blumenfeld	68	Director

Anthony J. Paoni	64	Director (1), (2)
_________________________
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

Jason L. Tienor—President and Chief Executive Officer

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

Jeffrey J. Sobieski—Chief Operating Officer

Mr. Sobieski was named the Company's Chief Operating Officer in June 2008.  Prior to this appoinment, Mr. Sobieski served as the Company’s Executive Vice President, Energy Management since December 2007 and from March 2007 until December 2007, he served as Chief Information Officer of EthoStream, LLC, wholly-owned subsidiary of the Company.  From 2002 until his employment with the Company, Mr. Sobieski served as Chief Information Officer of EthoStream, LLC, the company he co-founded.  Mr. Sobieski is also the co-founder of Interactive Solutions, a consulting firm providing support to the Insurance and Telecommunications Industries.

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

Seth D. Blumenfeld—Director

Mr. Blumenfeld served as President of International Services for MCI International (a provider of telecommunication services) from 1998 until his retirement in January of 2005. Mr. Blumenfeld was President and Chief Operating Officer of several of MCI's international subsidiaries from 1984 to 1998. Mr. Blumenfeld earned his Doctorate Jurisprudence from Fordham University Law School in 1965. He practiced law on Wall Street prior to serving as infantry captain for the U.S. Army in Vietnam. From 1976 through 1978, Mr. Blumenfeld lived in Japan. Mr. Blumenfeld's involvement on professional boards and community associations have included Executive Committee member of the United States Council for International Business, Member of the Board of Directors of the United States Telecommunications Training Institute, Member of the State Department Advisory Council on International Communications and Information Policy, Member of the University of Colorado Institute for International Business Board of Advisors, Member of the American Graduate School of International Management (Thunderbird) Board of Advisors, Member of the Advisory Board of Visitors to Fordham University School of Law, and honorary Chairman of the Connecticut Association of Children with Learning Disabilities.  Mr. Blumenfeld has been a director of the Company since 2005.

Anthony J. Paoni - Director

Professor Paoni has been a faculty member at Northwestern University’s Kellogg School of Management since 1996. Previously, he spent 28 years in the information technology industry with market leading organizations that provided computer hardware, software and consulting services.  For the first 15 years of his career Professor Paoni managed sales and marketing organizations and in the later stages of his career he moved into general management positions starting with PANSOPHIC Systems Incorporated. This Lisle, Illinois based firm was the world’s fifth largest international software company prior to its acquisition by Computer Associates, Incorporated. Subsequently, he became chief operating officer of Cross Access, a venture capital funded software firm that provided industry-leading solutions to the heterogeneous database connectivity market segment. In addition, he has been president of two wholly-owned U.S. subsidiaries of Ricardo Consulting, a U.K.-based international engineering consulting firm focused on computer based automotive powertrain design. Prior to joining the Kellogg faculty, Professor Paoni was chief executive officer of Eolas, an Internet software company with patent pending Web technology - one of the key technology drivers responsible for the rapid adoption of the Internet platform.  Professor Paoni has been a director of the Company since 2007.

Audit Committee

The Company maintains an Audit Committee of the Board of Directors. For the year ended December 31, 2008, Messrs. Hall, Lynch and Paoni served on the Audit Committee. The Company’s Board of Directors has determined that each of Messrs. Hall, Lynch and Paoni is a “financial expert” as defined by Item 401 of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company’s Board of Directors also has determined that each of Messrs. Hall, Lynch and Paoni are “independent” as such term is defined in Section 121(A) of the AMEX Rules and Rule 10A-3 promulgated under the Securities Exchange Act of 1934. The Board of Directors has adopted an audit committee charter, which was ratified by the Company’s stockholders at the 2004 Annual Meeting of Stockholders.  The Audit Committee held 6 meetings in 2008.

Compensation Committee

The Company maintains a Compensation Committee of the Board of Directors. For the year ended December 31, 2008, Dr. Hall and Messrs. Lynch and Paoni served on the Compensation Committee. The Compensation Committee held 2 meetings during 2008.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain of our officers to file reports of holdings and transactions in shares of Telkonet common stock with the Securities and Exchange Commission. Based on our records and other information, we believe that in 2008 our directors and our officers who are subject to Section 16 met all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed and discussed the section of this Form 10-K entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the Committee has recommended to the Board that the section entitled “Compensation Discussion and Analysis,” be included in this Form 10-K for the year ended December 31, 2008.

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

Perquisites

The Company leased a vehicle for the use of Telkonet's former CEO, which expired in September 2008. Additionally, in the first quarter of 2007 the Company began providing monthly car allowance stipends to certain executives of Telkonet and MSTI.

EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation for services in all capacities for the years ended December 31, 2008, 2007 and 2006 paid to our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and the three other most highly compensated executive officers who were serving as such as of December 31, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)

Jason L. Tienor	2008	$194,421	$0	$0	$0	$0	$0	$7,431	$201,852
President and Chief	2007	$133,022	$0	$0	$111,230	$0	$0	$6,139	$250,391
Executive Officer	2006	$0	$0	$0	$0	$0	$0	$0	$0

Richard J. Leimbach	2008	$180,039	$0	$0	$0	$0	$0	$0	$180,039
Chief Financial	2007	$133,491	$25,000	$0	$0	$0	$0	$0	$158,491
Officer	2006	$111,231	$5,000	$0	$0	$0	$0	$0	$116,231

Jeffrey J. Sobieski	2008	$186,421	$0	$0	$31,180	$0	$0	$7,431	$225,032
Chief Operating	2007	$122,003	$0	$0	$0	$0	$0	$6,139	$128,142
Officer	2006	$0	$0	$0	$0	$0	$0	$0	$0

(1)
In 2007 the following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 70%, expected option life of 5.0 years and a risk-free interest rate of 4.8%.

(2)
In 2008 the following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 74%, expected option life of 5.0 years and a risk-free interest rate of 3.0%.

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

Jeff Sobieski, Chief Operating Officer, is employed pursuant to an employment agreement, dated March 15, 2007. Mr. Sobieski’s employment agreement has a term of three years, which may be extended by mutual agreement of the parties thereto, and provides for a base salary of $148,000 per year and bonuses and benefits based upon Telkonet’s internal policies.  On December 11, 2007, Mr. Sobieski’s salary was increased to $190,000  and he remains eligible to participate in the incentive and benefit plans pursuant to his existing employment agreement and Telkonet’s internal policies.

In addition, to the foregoing, stock options are periodically granted to employees under the Company’s Plan at the discretion of the Compensation Committee of the Board of Directors. Executives of Telkonet are eligible to receive stock option grants, based upon individual performance and the performance of Telkonet as a whole.

GRANT OF PLAN BASED AWARDS

The following table sets forth information concerning stock options granted in the fiscal year ended December 31, 2008, to the persons listed on the Summary Compensation Table.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options Granted (#)	Exercise Price or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
Jason Tienor	n/a	n/a	n/a	n/a
Richard J. Leimbach	n/a	n/a	n/a	n/a
Jeffrey Sobieski	02/19/2008	50,000	$1.00	$31,180

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2008 for the named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exerciseable	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jason L. Tienor	30,000	70,000	-	$1.80	4/24/2012 (2)	-	-	-	-
Richard J. Leimbach	77,500	10,000	-	(1)	4/24/2012 (2)	-	-	-	-
Jeffrey J. Sobieski	-	-	-	$1.00	4/24/2012 (2)	-	-	-	-

(1)	Includes 35,000 and 2,500 vested and unvested options, respectively, exerciseable at $2.59, and 42,500 and 7,500 vested and unvested options, respectively, exerciseable at $5.08 per share.
(2)
All options granted in accordance with the Telkonet Amended and Restated Stock Incentive Plan (the “Plan”) have an outstanding term equal to the shorter of ten years, or the expiration of the Plan.  The Plan expires on April 24, 2012.

OPTION EXERCISES AND STOCK VESTED

There were no options exercised by, or stock awards vested for the account of, the named executive officers during 2008.

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

In the event Telkonet fails to renew the employment agreements upon expiration of the term, then Telkonet shall continue to pay the executive's base salary and provide the executive with continued participation in each employee benefit plan in which the executive participated immediately prior to expiration of the term for a period of three months following expiration of the term. Each of Messrs. Tienor and Sobieski have agreed to not to compete with the Company or solicit any Company employees for a period of one year following expiration or earlier termination of the employment agreements.  Assuming Mr. Tienor’s and Mr. Sobieski’s employment agreements were terminated as of December 31, 2008, the total estimated compensation that would have been paid under these agreements would be $468,000 in the aggregate.

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

The following table summarizes all compensation paid to the Company’s directors in the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Warren V. Musser	$48,000	$-	$-		$-	$-	$52,000	(1)	$100,000
Thomas M. Hall	48,000	-	12,196	(2)	-	-	-		60,196
Thomas C. Lynch	48,000	-	12,196	(2)	-	-	-		60,196
James L. Peeler (3)	12,000	-	-		-	-	-		12,000
Seth D. Blumenfeld	48,000	-	12,196	(2)	-	-	-		60,196
Anthony J. Paoni	48,000	-	12,196	(2)	-	-	-		60,196

(1)	Fees for director services performed by Mr. Musser and paid to the Musser Group pursuant to a September 2003 consulting agreement.
(2)
Stock options granted pursuant to the 2008 non-management director compensation plan.  The following assumptions were used to determine the fair value of stock option awards: historical volatility of 81%, expected option life of 5.0 years and a risk-free interest rate of 3.5%.

(3)	Mr. Peeler resigned from the Board of Directors on April 7, 2008.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year ended December 31, 2008, Messrs, Hall, Lynch and Paoni served as members of the Company’s Compensation Committee. No member of the Compensation Committee is, or was during the fiscal year ended December 31, 2008, an officer or employee of the Company or any of its subsidiaries, or a person having a relationship requiring disclosure by the Company pursuant to Item 404 of Regulation S-K.  During 2008, no executive officer of the Company served as a member of (i) the compensation committee of another entity of which one of the executive officers of such entity served on the Compensation Committee or Board of Directors; or (ii) the board of directors of another entity of which one of the executive officers of such entity served on the Company’s Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,309,866	$1.71	2,951,012
Equity compensation plans not approved by security holders	-	-	-

Total	8,309,866	$1.71	2,951,012

The following table sets forth, as of March 30, 2009, the number of shares of the Company’s common stock beneficially owned by each director and executive officer of the Company, by all directors and executive officers as a group, and by each person known by the Company to own beneficially more than 5.0% of the Company’s outstanding common stock. As of March 30, 2009, there were no issued and outstanding shares of any other class of the Company’s equity securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Officers and Directors
Jason Tienor, President and Chief Executive Officer 20374 Seneca Meadows Parkway Germantown, MD 20876	736,803(1)	0.8%
Richard Leimbach, Chief Financial Officer 20374 Seneca Meadows Parkway Germantown, MD 20876	431,000(2)	0.5%
Jeffrey Sobieski, Executive Vice President 20374 Seneca Meadows Parkway Germantown, MD 20876	714,303(3)	0.8%
Warren V. Musser, Chairman 20374 Seneca Meadows Parkway Germantown, MD 20876	2,000,000(4)	2.1%
Thomas C. Lynch, Director 20374 Seneca Meadows Parkway Germantown, MD 20876	210,000(5)	0.2%
Dr. Thomas M. Hall, Director 20374 Seneca Meadows Parkway Germantown, MD 20876	747,790(6)	0.8%
Seth D. Blumenfeld, Director 20374 Seneca Meadows Parkway Germantown, MD 20876	130,000(7)	0.1%
Anthony J. Paoni, Director 20374 Seneca Meadows Parkway Germantown, MD 20876	80,000(8)	0.1%
All Directors and Executive Officers as a Group	5,049,896	5.3%

(1)	Includes 701,803 shares of the Company’s common stock and options exercisable within 60 days to purchase 35,000 shares of the Company’s common stock at $1.80 per share.
(2)
Includes 351,000 shares of the Company’s common stock and options exercisable within 60 days to purchase 37,500 and 42,500 shares of the Company’s common stock at $2.59 and $5.08 per share, respectively.

(3)	Includes 701,803 shares of the Company’s common stock and options exercisable within 60 days to purchase 12,500 shares of the Company’s common stock at $1.00 per share.
(4)	Includes options exercisable within 60 days to purchase 2,000,000 shares of the Company’s common stock at $1.00 per share.
(5)	Includes options exercisable within 60 days to purchase 40,000, 20,000, 70,000 and 80,000 shares of the Company’s common stock at $1.00, $2.00, $2.66 and $3.45 per share, respectively.
(6)
Includes 557,790 shares of the Company’s common stock and options exercisable within 60 days to purchase 40,000, 70,000 and 80,000 shares of the Company’s common stock at $1.00, $2.66 and $3.45 per share, respectively.

(7)	Includes 50,000 shares of the Company’s common stock and options exercisable within 60 days to purchase 40,000 and 40,000 shares of the Company’s common stock at $1.00 and $2.66 per share.
(8)	Includes options exercisable within 60 days to purchase 40,000 and 40,000 shares of the Company’s common stock at $1.00 and $2.30 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Description of Related Party Transactions

In February 2006, MSTI entered into a one-year professional services agreement with Global Transport Logistics, Inc. (“GTI”), for consulting services for which GTI is paid a fee of $10,000 per month. GTI is 100% owned by Eileen Matarazzo, the sister-in-law of MSTI’s Chief Executive Officer. The agreement has been extended through February 2009. For the years ended December 31, 2008 and 2007, MSTI paid and expensed $6,869 and $110,000, respectively.

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

Director Independence

The Board of Directors has determined that Dr. Hall and Messrs. Lynch and  Paoni are “independent” under the listing standards of the American Stock Exchange (AMEX). Each of Dr. Hall, Mr. Lynch and Mr. Paoni serve on, and are the only members of, the Company’s Audit Committee and Compensation Committee. Although Telkonet does not maintain a standing Nominating Committee, nominees for election as directors are considered and nominated by a majority of Telkonet’s independent directors in accordance with the AMEX listing standards. “Independence” for these purposes is determined in accordance with Section 121(A) of the AMEX Rules and Rule 10A-3 under the Securities Exchange Act of 1934.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2008 and 2007.

	December 31, 2008	December 31, 2007
1. Audit Fees	$309,755	$379,828
2. Audit Related Fees	46,262	136,525
3. Tax Fees	--	--
4. All Other Fees	--	--
Total Fees	$356,017	$516,353

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

Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company’s Audit Committee Charter, the independent auditors and management are required to report to the Company’s audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit fees, audit-related fees, tax fees and other fees incurred by the Company for the year ended December 31, 2008, were approved by the Company’s audit committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following table sets forth selected unaudited quarterly information for the Company’s year-ended December 31, 2008 and 2007.

QUARTERLY FINANCIAL DATA
(unaudited)

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net Revenue	$4,959,021	$5,624,537	$5,727,815	$4,219,586
Gross Profit	$1,116,818	$1,887,760	$2,206,451	$1,496,307
Provision for income taxes	$-	$-	$-	$-
Net loss per share -- basic	$(0.07)	$(0.05)	$(0.04)	$(0.14)
Net loss per share -- diluted	$(0.07)	$(0.05)	$(0.04)	$(0.14)

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net Revenue	$1,246,269	$3,666,607	$4,588,777	$4,651,081
Gross Profit	$(70,192)	$670,718	$1,219,758	$661,854
Provision for income taxes	$-	$-	$-	$-
Net loss per share -- basic	$(0.09)	$(0.07)	$(0.07)	$(0.08)
Net loss per share -- diluted	$(0.09)	$(0.07)	$(0.07)	$(0.08)

The following exhibits are included herein or incorporated by reference:

Exhibit Number	Description Of Document

2.1	MST Stock Purchase Agreement and Amendment (incorporated by reference to our 8-K filed on February 2, 2006)
2.2	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K filed on March 2, 2007)
2.3	Unit Purchase Agreement by and among Telkonet, Inc., EthoStream, LLC and the members of EthoStream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K filed on March 16, 2007)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
3.3	Amendment to Articles of Incorporation (incorporated by reference to our Form 10-Q (No. 001-31972), filed August 11, 2008)
4.1	Form of Series A Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.2	Form of Series A Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)
4.3	Form of Series B Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.4	Form of Series B Non-Detachable Warrant (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.5	Form of Senior Note (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.6	Form of Non-Detachable Senior Note Warrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.7	Senior Convertible Note by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.8	Senior Convertible Note by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.11	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.12	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.13	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K (No. 001-31972), filed on September 6, 2006)
4.14	Form of Accelerated Payment Option Warrant to Purchase Common Stock (incorporated by reference to our Registration Statement on Form S-3 (No. 333-137703), filed on September 29, 2006.
4.15	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)
4.16	Senior Note by Telkonet, Inc. in favor of GRQ Consultants, Inc. (incorporated by reference to our Form 10-Q (No. 001-31972), filed November 9, 2007)
4.17	Warrant to Purchase Common Stock by Telkonet, Inc in favor of GRQ Consultants, Inc. (incorporated by reference to our Form 10-Q (No. 001-31972), filed November 9, 2007)
4.18	Form of Promissory Note (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008)

4.19	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008)
4.20	Form of Convertible Debenture (incorporated by reference to our Form 8-K (No. 001-31972) filed on June 5, 2008)
4.21	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on June 5, 2008)
10.1	Amended and Restated Telkonet, Inc. Incentive Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-412), filed on April 17, 2002)
10.2	Employment Agreement by and between Telkonet, Inc. and Frank T. Matarazzo, dated as of February 1, 2006 (incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2006)
10.3	Settlement Agreement by and among Telkonet, Inc. and Kings Road Investments Ltd., dated as of August 14, 2006 (incorporated by reference to our Form 8-K (No. 001-31972), filed on August 16, 2006)
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

10.9	Employment Agreement by and between Telkonet, Inc. and Jason Tienor, dated as of March 15, 2007 (incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
10.10	Employment Agreement by and between Telkonet, Inc. and Jeff Sobieski, dated as of March 15, 2007 (incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
10.11	Securities Purchase Agreement, dated May 30, 2008, by and between Telkonet, Inc. and YA Global Investments LP (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2008)
10.12	Registration Rights Agreement, dated May 30, 2008, by and between Telkonet, Inc. and YA Global Investments LP (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2008)
10.13	Security Agreement, dated May 30, 2008, by and between Telkonet, Inc. and YA Global Investments LP (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2008)
14	Code of Ethics (incorporated by reference to our Form 10-KSB (No. 001-31972), filed on March 30, 2004).
21	Telkonet, Inc. Subsidiaries
23.1	Consent of RBSM LLP , Independent Registered Certified Public Accounting Firm, filed herewith
24	Power of Attorney (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard J. Leimbach
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard J. Leimbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELKONET, INC.

/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Jason L. Tienor	Chief Executive Officer	April 1, 2009
Jason Tienor	(principal executive officer)
/s/ Richard J. Leimbach	Chief Financial Officer	April 1, 2009
Richard J. Leimbach	(principal financial officer) (principal accounting officer)
/s/ Warren V. Musser	Chairman of the Board	April 1, 2009
Warren V. Musser
/s/ Thomas C. Lynch	Director	April 1, 2009
Thomas C. Lynch
/s/ Dr. Thomas M. Hall	Director	April 1, 2009
Dr. Thomas M. Hall
/s/ Seth D. Blumenfeld	Director	April 1, 2009
Seth D. Blumenfeld
/s/ Anthony J. Paoni	Director	April 1, 2009
Anthony J. Paoni

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2008 AND 2007

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

TELKONET, INC.

TELKONET, INC.

 RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Telkonet, Inc.
Germantown, MD

We have audited the accompanying consolidated balance sheets of Telkonet, Inc. and its subsidiaries (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
Certified Public Accountants
New York, New York
April 1, 2009

TELKONET, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$281,989	$1,629,583
Accounts receivable, net	1,024,909	2,134,978
Inventories	1,733,940	2,578,084
Other current assets	404,928	661,523
Total current assets	3,445,766	7,004,168

Property and equipment, net	3,744,525	5,147,408

Other assets:
Marketable securities	397,403	4,541,167
Deferred financing costs, net	432,136	697,461
Goodwill and other Intangible assets, net	18,322,303	21,119,484
Other long term assets	166,210	231,657
Total other assets	19,318,052	26,589,769

Total Assets	$26,508,343	$38,741,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,328,255	$7,847,051
Line of credit	574,005	-
Capital lease payable - current	204,416	7,128
Related party advances	285,784	291,000
Convertible debentures of subsidiary - current	7,010,503	-
Senior note payable, net of debt discounts of $29,180	-	1,470,820
Other current liabilities	456,694	378,833
Total current liabilities	18,859,657	9,994,832

Long-term liabilities:
Convertible debentures, net of debt discounts of $825,585 – non current	1,311,065	-
Convertible debentures of subsidiary, net of debt discounts of $2,144,010 – non current	-	4,432,342
Derivative liability	2,573,126	-
Deferred lease liability and other	50,791	67,112
Total long-term liabilities	3,934,982	4,499,454

Commitments and contingencies
Minority interest	262,795	2,978,918

Stockholders’ equity
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at December 31, 2008 and 2007	-	-
Common stock, par value $.001 per share; 130,000,000 shares authorized; 87,525,495 and 70,826,544 shares issued and outstanding at December 31, 2008 and 2007, respectively	87,526	70,827
Additional paid-in-capital	118,197,450	112,013,093
Accumulated deficit	(114,801,318)	(90,815,779)
Accumulated comprehensive loss	(32,750)	-
Stockholders’ equity	3,450,908	21,268,141

Total Liabilities and Stockholders’ Equity	$26,508,343	$38,741,345

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Revenues, net:
Product	$13,690,010	$9,168,077
Rental	6,840,949	4,984,656
Total Revenue	20,530,959	14,152,733

Cost of Sales:
Product	8,511,197	7,165,120
Rental	5,312,427	4,505,476
Total Cost of Sales	13,823,624	11,670,596

Gross Profit	6,707,336	2,482,137

Operating Expenses:
Research and Development	2,036,129	2,349,690
Selling, General and Administrative	12,938,957	17,897,974
Impairment of Goodwill and Long Lived Assets	3,962,033	2,471,280
Stock Based Compensation	699,639	1,655,346
Stock Based Compensation of Subsidiary	923,857	686,634
Depreciation and Amortization	982,948	878,766
Total Operating Expenses	21,543,563	25,939,690

Loss from Operations	(14,836,227)	(23,457,553)

Other Income (Expenses):
Interest Income	9,961	116,043
Financing Expense	(9,088,561)	(1,828,624)
(Loss) on Derivative Liability	(1,174,121)	-
Gain (Loss) on Sale of Investments	(6,500)	1,868,956
Impairment of Investment in Marketable Securities	(4,098,514)	-
Other Income	270,950	-
Total Other Income (Expenses)	(14,086,785)	156,375

Loss Before Provision for Income Taxes	(28,923,012)	(23,301,178)

Minority interest	4,937,473	2,910,068
Provision for Income Tax	-	-

Net (Loss)	$(23,985,539)	$(20,391,110)

Loss per common share (basic and assuming dilution)	$(0.30)	$(0.31)

Weighted average common shares outstanding	79,153,788	65,414,875

Comprehensive Loss:
Net Loss	$(23,985,539)	$(20,391,110)
Unrealized loss on investment	(32,750)	-

Comprehensive Loss	$(24,018,289)	$(20,391,110)

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2007	-	-	56,992,301	$56,992	$78,502,900	$(70,424,669)	$8,135,223

Shares issued for employee stock options exercised at approximately $1.05 per share	-	-	118,500	119	124,342	-	124,460

Shares issued in exchange for services rendered at approximately $2.63 per share	-	-	21,803	22	57,320	-	57,342

Shares issued in exchange for services at $1.36 per share	-	-	200,000	200	271,300	-	271,500

Issuance of shares for purchase of subsidiary	-	-	2,227,273	2,227	5,997,773	-	6,000,000

Issuance of shares for purchase of subsidiary	-	-	3,459,609	3,460	9,752,637	-	9,756,097

Issuance of shares for acquisition by subsidiary	-	-	866,856	867	1,529,133	-	1,530,000

Shares Issued in connection with Private Placement	-	-	4,000,000	4,000	9,606,000	-	9,610,000

Issuance of shares for investment in affiliate	-	-	2,940,202	2,940	4,463,227	-	4,466,167

Value of additional warrants issued in conjunction with exchange of convertible debentures	-	-	-	-	132,949	-	132,949

Debt discount attributable to warrants attached to Note	-	-	-	-	195,924	-	195,924

Stock-based compensation expense related to employee stock options	-	-	-	-	1,225,626	-	1,225,626

Stock-based compensation related to Stock option expenses accrued in prior period	-	-	-	-	153,963	-	153,963

Net Loss	-	-	-	-	-	(20,391,110)	(20,391,110)

Balance at December 31, 2007	-	$-	70,826,544	$70,827	$112,013,093	$(90,815,779)	$21,268,141

See accompanying footnotes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total

Balance at January 1, 2008	-	-	70,826,544	$70,827	$112,013,093	$(90,815,779)	$-	$21,268,141

Shares issued in exchange for services rendered and accrued at approximately $1.00 per share	-	-	346,244	346	345,060	-	-	345,407

Shares issued for cashless warrants exercised	-	-	1,000,000	1,000	(1,000)	-	-	-

Shares issued in connection with Private Placement	-	-	2,500,000	2,500	1,497,500	-	-	1,500,000

Adjustment shares issued for investment in affiliate	-	-	3,046,425	3,046	(3,046)	-	-	-

Adjustment shares issued for purchase of subsidiary	-	-	1,882,225	1,882	(1,882)	-	-	-

Shares issued from escrow contingency in purchase of subsidiary	-	-	600,000	600	379,400	-	-	380,000

Shares issued in exchange for convertible debentures	-	-	7,324,057	7,324	1,356,026	-	-	1,363,350

Value of additional warrants issued in conjunction with anti-dilution provision	-	-	-	-	200,459	-	-	200,459

Stock-based compensation expense related to the re-pricing of investor warrants	-	-	-	-	1,598,203	-	-	1,598,203

Stock-based compensation expense related to employee stock options	-	-	-	-	559,478	-	-	559,478

Value of warrants attached to note payable	-	-	-	-	254,160	-	-	254,160

Holding loss on available for sale securities	-	-	-	-	-	-	(32,750)	(32,750)

Net Loss	-	-	-	-	-	(23,985,539)	-	(23,985,539)

Balance at December 31, 2008	-	-	87,525,495	$87,526	$118,197,450	$(114,801,318)	$(32,750)	$3,450,908

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net loss	$(23,985,539)	$(20,391,110)
Adjustments to reconcile net loss from operations to cash used in operating activities:
Minority interest	(4,937,473)	(2,910,068)
Registration rights liquidated damages of subsidiary (financing expense)	(500,000)	500,000
Debenture default penalty of subsidiary (financing expense)	2,103,151	-
Amortization of debt discounts and financing costs	1,713,818	475,391
Impairment of goodwill and long-lived assets	3,962,033	2,471,280
Impairment of investment in affiliate	4,098,514	-
(Gain) loss on sale of investment	6,500	(1,868,956)
Loss on derivative liability	1,174,121	-
Stock based compensation	1,623,496	2,241,102
Fair value of issuance of warrants and re-pricing (financing expense)	5,304,502	764,279
Inventory Allowance	200,000	-
Depreciation and Amortization	1,910,106	1,785,832

Increase / decrease in:
Accounts receivable, trade and other	1,089,898	(1,466,682)
Inventories	671,349	251,185
Prepaid expenses and deposits	476,219	(106,661)
Deferred revenue	29,425	(88,857)
Other Assets	104,163	3,257
Accounts payable, accrued expenses, net	897,332	4,350,590
Net Cash Used In Operating Activities	(4,058,385)	(13,989,434)

Cash Flows From Investing Activities:
Purchase of cable and related equipment	(1,133,629)	(1,568,651)
Purchase of property and equipment	(9,000)	(310,715)
Investment in subsidiaries	-	(5,168,851)
Proceeds from sale of investment	6,000	-
Proceeds from BPL Global	-	2,000,000
Net Cash Used In Investing Activities	(1,136,629)	(5,048,217)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of costs and fees	1,500,000	9,610,000
Proceeds from issuance of note payable	409,000	1,500,000
Proceeds from subsidiaries’ sale of common stock, net of costs	-	2,694,023
Proceeds from issuance of convertible debentures, net of costs	3,037,434	-
Proceeds from subsidiaries’ issuance of convertible debentures, net	382,500	5,303,238
Proceeds from line of credit	574,005	-
Financing fees for line of credit and factoring agreement	(112,361)	-
Repayment of notes payable	(1,900,000)	-
Proceeds from exercise of stock options and warrants	-	124,460
Repayment of capital lease and other	(34,158)	-
Repayments of subsidiary loans	-	(208,524)
Net Cash Provided By Financing Activities	3,847,420	19,023,197
Net (Decrease) In Cash and Equivalents	(1,347,594)	(14,454)
Cash and cash equivalents at the beginning of the year	1,629,583	1,644,037
Cash and cash equivalents at the end of the year	$281,989	$1,629,583

 See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for financing expenses	$333,435	$4,521
Income taxes paid	-	-

Non-cash transactions:
Stock options and warrants issued in exchange for services	1,216,996	1,534,260
Common stock issued in exchange for services rendered	406,500	706,842
Value of warrant repricing and additional warrants issued	5,304,502	764,279
Registration rights liquidated damages	(500,000)	500,000
Issuance of shares for purchase of subsidiary (below)	-	17,286,097
Issuance of shares for investment in affiliate	-	4,466,167
Impairment write-down of goodwill	2,380,000	1,977,768
Impairment write-down of long-lived assets	1,582,033	493,512
Impairment write-down in investment in affiliate	4,098,514	-
Loss on derivative liability	1,174,121	-
Debenture default penalty of subsidiary	2,103,151	-
Beneficial conversion feature on convertible debentures	720,966	1,457,815
Value of warrants attached to convertible debentures	678,041	931,465
Value of warrants attached to senior note	254,160	359,712
Value of common stock received for outstanding accounts receivable	-	75,000
Equipment purchased under capital lease obligations	226,185	-

Acquisition of Subsidiaries:
Assets acquired	-	3,052,880
Subscriber lists	-	4,781,893
Goodwill (including purchase price contingency)	-	15,096,922
Liabilities assumed	-	(1,356,415)
Common stock issued	-	(17,286,097)
Direct acquisition costs	-	(394,183)
Cash paid for acquisition	-	3,895,000

See accompanying notes to consolidated financial statements

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Telkonet, Inc., formed in 1999 and incorporated under the laws of the state of Utah, has evolved into a Clean Technology company that develops and manufactures proprietary energy efficiency and SmartGrid networking technology. Prior to January 1, 2007, the Company was primarily engaged in the business of developing, producing and marketing proprietary equipment enabling the transmission of voice and data communications over electric utility lines.

In January 2006, following the acquisition of Microwave Satellite Technologies (MST), the Company began offering complete sales, installation, and service of VSAT and business television networks, and became a full-service national Internet Service Provider (ISP). The MST solution offers a complete “Quad-play” solution to subscribers of HDTV, VoIP telephony, NuVision broadband  internet access and wireless fidelity (“Wi-Fi”) access, to commercial multi-dwelling units and hotels.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc. and EthoStream, LLC and 58%-owned subsidiary MSTI Holdings Inc. (reported as the Company’s MSTI segment). Significant intercompany transactions have been eliminated in consolidation.

Investments in entities over which the Company has significant influence, typically those entities that are 20 to 50 percent owned by the Company, are accounted for using the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition.

Going Concern

The   accompanying   consolidated   financial   statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $23,985,539 for the year ended December 31, 2008, accumulated deficit of $114,801,318 and a working capital deficit of $15,413,891 as of December 31, 2008.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The Company believes that anticipated revenues from operations will be insufficient to satisfy its ongoing capital requirements for at least the next 12 months.  If the Company’s financial resources from operations are insufficient, the Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

Management intends to raise capital through asset-based financing and/or the sale of its stock in private placements.  Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. There can be no assurance that the Company will be successful in obtaining additional funding.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade recievables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The allowance for doubtful accounts was $186,400 and $111,957 at December 31, 2008 and December 31, 2007, respectively.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life ranges from 2 to 10 years.

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

Fair Value of Financial Instruments.

In January 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, (“FAS 157”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of FAS 157 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with FAS 157.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Inventories

Inventories consist of Telkonet Series 5™ products and the Telkonet iWire System™, which the primary components are Gateways, Extenders, iBridges and Couplers, and the primary components of the Telkonet SmartEnergy™ (TSE) and the Networked Telkonet SmartEnergy™ (NTSE) product suites, which are thermostats, sensors and controllers.  Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method.

Investments

Telkonet maintained investments in two publicly-traded companies for the year ended December 31, 2008.  The Company has classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Unrealized losses of $32,750 were recorded for the year ended December 31, 2008 and there were no unrealized gains or losses for the year ended December 31, 2007.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.   Realized losses of $4,098,514 were recorded for the year ended December 31, 2008.  There were no realized gains or losses for the year ended December 31, 2007.

Deferred Financing Costs

Deferred financing costs are being amortized under the straight-line method over the terms of the related indebtedness, which approximates the effective interest method and is included in interest expense in the accompanying consolidated statements of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ending December 31, 2008.

Net Loss per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2008 and 2007 common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which includes the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of December 31, 2008 and 2007. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the year ended December 31, 2008 and 2007, the Company experienced approximately three percent of units returned. As of December 31, 2008 and 2007, the Company recorded warranty liabilities in the amount of $146,951 and $102,534, respectively, using this experience factor.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $92,410 and $592,313 in advertising costs during the years ended December 31, 2008 and 2007, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2008 and 2007 were $2,036,129 and $2,349,690, respectively.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2008 and prior years, expected stock price volatility is based on the historical volatility of the Company’s stock for the related vesting periods.

Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008 and 2007 was $1,216,997 and $1,534,260, respectively, net of tax effect.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 was issued in December, 2006.  As of December 31, 2007, the Company had accrued an estimated penalty of $500,000.

On February 11, 2008, the investors in MSTI Holdings Inc. executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  Therefore the Company has reversed the accrued expense for the potential liquidated damages during the year ended December 31, 2008.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

New Accounting Pronouncements

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the provisions of EITF 07-5.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 on January 1, 2008 and did not elect the fair value option which did not have a material impact on our financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations , and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements,   an amendment of ARB No. 51 ..  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a significant impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1 will have significant effect on its results of operations and financial condition.

NOTE B - ACQUISITION OF SUBSIDIARY

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible assets acquired.  In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.  We completed our annual impairment testing during the fourth quarter of 2008, and determined that there was no impairment to the carrying value of goodwill.

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

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management’s best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Current assets	$949,308
Property, plant and equipment	51,724
Other assets	21,603
Subscriber lists	2,900,000
Goodwill	8,796,439
Total assets acquired	12,719,074
Accounts payable and accrued liabilities	(798,631)
Total liabilities assumed	(798,631)
Net assets acquired	$11,920,443

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

The subscriber list was valued at $2,900,000 with an estimated useful life of twelve years. This intangible was amortized using that life, and amortization from the date of the acquisition through December 31, 2008, was taken as a charge against income in the consolidated statement of operations.

In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.  At December 31, 2008, the Company performed an impairment test on the goodwill. Based upon management’s assessment of operating results and forecasted discounted cash flow, the carrying value of goodwill was determined to be impaired and therefore $2,000,000 was written off during the year ended December 31, 2008.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of SSI, EthoStream and Newport businesses as if the combination had occurred at the beginning of the periods presented compared with the actual results of operations of Telkonet for the same period. The unaudited pro forma condensed combined results of operations do not purport to represent what the companies’ combined results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of Telkonet’s future results.

	Year Ended December 31, 2007
	As Reported	Pro Forma Adjustments	Pro Forma
Revenues	$14,152,733	$2,423,320	$16,576,053
Net profit (loss)	$(20,391,110)	$511,538	$(19,879,572)
Net (loss) per common share outstanding - basic	$(0.31)	$0.02	$(0.29)
Weighted average common shares outstanding - basic	65,414,875	2,588,959	68,003,834

NOTE C - INTANGIBLE ASSETS AND GOODWILL

As a result of the MSTI acquisition at January 31, 2006 and the EthoStream acquisition on March 15, 2007 and MSTI Holdings, Inc.’s acquisition of Newport on July 18, 2007, the Company had intangibles totaling $7,344,114 at December 31, 2008 (Note B).

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

The MSTI subscriber list was determined to have an eight-year life. This intangible was amortized using that life and amortization from the date of the acquisition through December 31, 2008 was taken as a charge against income in the consolidated statement of operations.

Total identifiable intangible assets acquired and their carrying values at December 31, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – MSTI	$4,444,114	$(703,766)	$3,740,348	$ -	8.0
Subscriber lists - EthoStream	2,900,000	(191,320)	2,708,680	-	12.0
Total Amortized Identifiable Intangible Assets	7,344,114	(895,085)	6,449,029	-	9.6
Goodwill - MSTI	1,997,768	(1,997,768)	-
Goodwill - EthoStream	8,796,440	-	8,796,440	-
Goodwill - SSI	5,874,015	-	5,874,015	-
Total	$24,012,337	$(2,892,853)	$21,119,484	$-

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Total identifiable intangible assets acquired and their carrying values at December 31, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – MSTI	$4,444,114	$(1,259,281)	$3,184,833	$ -	8.0
Subscriber lists - EthoStream	2,900,000	(432,985)	2,467,015	-	12.0
Total Amortized Identifiable Intangible Assets	7,344,114	(1,692,266)	5,651,848	-	9.6
Goodwill - MSTI	2,377,768	(2,377,768)	-
Goodwill - EthoStream	8,796,439	(2,000,000)	6,796,439	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$24,392,337	$(6,070,034)	$18,322,303	$-

Total amortization expense charged to operations for the year ended December 31, 2008 and 2007 was $797,179 and $612,760, respectively. Estimated amortization expense as of December 31, 2008 is as follows:

Years Ended December 31,
2009	$797,181
2010	797,181
2011	797,181
2012	797,181
2013 and after	2,463,123
Total	$5,651,847

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $1,977,768 as a result of the acquisition of MSTI during the year ended December 31, 2006, and additional $14,670,455 as a result of the acquisition of EthoStream and SSI during the year ended December 31, 2007.  At December 31, 2007, the Company has determined that the value of MSTI’s goodwill has been impaired based upon managements assessment of operating results and forecasted discounted cash flow and has written off the entire $1,977,768 of its value.  At December 31, 2008, the Company has determined that a portion of the value of EthoStream’s goodwill has been impaired based upon management’s assessment of operating results and forecasted discounted cash flow and has written off $2,000,000 of its value.  During the year ended December 31, 2008, the Company recorded a goodwill impairment charge of $380,000 related to the additional shares issued upon the release of the purchase price contingency escrow with the MSTI acquisition.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of December 31, 2008 and 2007 are as follows:

	2008	2007
Accounts receivable (factored)	$1,961,535	$-
Advances from factor	(1,075,879)	-
Due from factor	885,656	-
Accounts receivable (non-factored)	325,653	2,246,935
Allowance for doubtful accounts	(186,400)	(111,957)
Total	$1,024,909	$2,134,978

In February 2008, the Company entered into a factoring agreement to sell, without recourse, certain receivables to an unrelated third party financial institution in an effort to accelerate cash flow.  Under the terms of the factoring agreement the maximum amount of outstanding receivables at any one time is $2.5 million.  Proceeds on the transfer reflect the face value of the account less a discount.  The discount is recorded as interest expense in the Consolidated Statement of Operations in the period of the sale.  Net funds received reduced accounts receivable outstanding while increasing cash.  Fees paid pursuant to this arrangement are included in “Financing expense” in the Consolidated Statement of Operations and amounted to $237,813 for the year ended December 31, 2008. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE E - INVENTORIES

Components of inventories as of December 31, 2008 and 2007 are as follows:

	2008	2007
Raw Materials	$843,978	$928,739
Finished Goods	1,089,962	1,649,345
Reserve for Obsolescence	(200,000)	-
Total	$1,733,940	$2,578,084

NOTE F – OTHER CURRENT ASSETS

Components of other current assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
Investment in sales-type lease - current	$10,270	$16,501
Prepaid expenses and deposits	394,658	645,022
Total	$404,928	$661,523

EthoStream, LLC’s net investment in sales-type leases, included in other assets, as of December 31, 2008 and 2007 consists of the following:

	2008	2007
Total Minimum Lease Payments to be Received	$11,709	$30,000
Less: Unearned Interest Income	(540)	(2,330)
Net Investment in Sales-Type Leases	11,169	27,670
Less: Current Maturities	(10,270)	(16,501)
Non-Current Portion	$899	$11,169

Aggregate future minimum lease payments to be received under the above leases are as follows as of December 31, 2008:

2009	10,797
2010	912
2011	-
$11,709

NOTE G - PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2008 and 2007 consists of the following:

	2008	2007
Cable equipment and installations of subsidiary	$4,879,799	$5,764,645
Telecommunications and related equipment	117,493	313,941
Development Test Equipment	153,487	153,487
Computer Software	160,894	160,894
Leasehold Improvements	512,947	512,947
Office Equipment	382,851	426,813
Office Fixtures and Furniture	383,361	406,352
Total	6,590,831	7,739,079
Accumulated Depreciation	(2,846,306)	(2,591,671)
	$3,744,525	$5,147,408

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

MSTI currently maintains service agreements with approximately 22 MDU and MTU properties and the equipment is capitalized under Cable equipment and installations.  Generally, under the terms of a service agreement, MSTI provides either (i) “bulk services,” which may include one or all of a bundle of products and services, at a fixed price per month to the owner of the MDU or MTU property, and contract with individual residents for enhanced services, such as premium cable channels, for a monthly fee or (ii) contract with individual residents of the MDU property for one or more basic or enhanced services for a monthly fee.

Telecommunication, cable and installations equipment maintained for customers is recorded at cost and is depreciated on the straight line basis to its estimated residual value. Estimated useful lives are two to ten years.  The majority of the equipment is leased to customers under operating leases.

The following is a schedule by years of minimum future rentals under bulk services of non-cancelable operating agreements as of December 31, 2008:

2009	$589,372
2010	484,914
2011	456,972
2012	315,934
2013	200,446
Total	$2,047,638

The Company has determined that the value of MSTI’s capitalized equipment maintained at certain properties has been impaired based upon management’s assessment of the discounted cash flows from subscriber revenues. During the years ended December 31, 2008 and 2007, the Company recorded an impairment of long lived assets totaling $1,582,033 and $493,512, respectively.

Depreciation expense included as a charge to income was $1,112,923 and $1,173,072 for the years ended December 31, 2008 and 2007, respectively.

NOTE H – MARKETABLE SECURITIES

Geeks on Call America, Inc.

On October 19, 2007, the Company completed the acquisition of approximately 30.0% of the issued and outstanding shares of common stock of Geeks on Call America, Inc. (“GOCA”), the nation's premier provider of on-site computer services.  Under the terms of the stock purchase agreement, the Company acquired approximately 1,160,043 shares of GOCA common stock from several GOCA stockholders in exchange for 2,940,200 shares of the Company’s common stock for total consideration valued at approximately $4.5 million. The number of shares issued in connection with this transaction was determined using a per share price equal to the average closing price of the Company’s common stock on the American Stock Exchange (AMEX) during the ten trading days immediately preceding the closing date. The number of shares was subject to adjustment on the date the Company filed a registration statement for the shares issued in this transaction, which occurred on April 25, 2008. The increase or decrease to the number of shares issued was determined using a per share price equal to the average closing price of the Company’s common stock on the AMEX during the ten trading days immediately preceding the date the registration statement was filed.  The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of GOCA.  On April 30, 2008, Telkonet issued an additional 3,046,425 shares of its common stock to the sellers of GOCA to satisfy the adjustment provision.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

On February 8 2008, Geeks on Call Acquisition Corp., a newly formed, wholly-owned subsidiary of Geeks On Call Holdings, Inc., (formerly Lightview, Inc.) merged with Geeks on Call America, Inc (“GOCA”). As a result of the merger, the Company’s common stock in GOCA was exchanged for shares of common stock of Geeks on Call Holdings Inc.  Immediately following the merger, Geeks on Call Holdings Inc. completed a private placement of its common stock for aggregate gross proceeds of $3,000,000. As a result of this transaction, the Company’s 30% interest in GOCA became an 18% interest in Geeks on Call Holdings Inc.  The Company has determined that its investment in GOCA is impaired because it believes that the fair market value of GOCA has permanently declined.   Accordingly, the Company wrote-off $4,098,514 during the year ended December 31 2008.   The remaining value of this investment amounted to $367,643 as of December 31, 2008.

Multiband Corporation

In connection with a payment of $75,000 of accounts receivable, the company received 30,000 shares of common stock of Multiband Corporation, a Minnesota-based communication services provider to multiple dwelling units.  The Company classifies this security as available for sale, and is carried at fair market value.  During the year ended December 31, 2008, the Company recorded a loss of $6,500 on the sale of 5,000 shares of its investment in Multiband.  In addition, the Company recorded an unrealized loss of $32,750 due to a temporary decline in value of this security.  The remaining value of this investment amounted to $29,750 as of December 31, 2008.

NOTE I – OTHER LONG TERM ASSETS

Components of other long term assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
Long-term investments	$62,803	$62,803
Investments in sales-type leases – non current	899	11,179
Deposits and other	102,508	157,675
Total	$166,210	$231,657

Long-term investments held during the years ended December 31, 2008 and 2007 included the following:

Amperion, Inc.

On November 30, 2004, the Company entered into a Stock Purchase Agreement (“Agreement”) with Amperion, Inc. ("Amperion"), a privately held company. Amperion is engaged in the business of developing networking hardware and software that enables the delivery of high-speed broadband data over medium-voltage power lines. Pursuant to the Agreement, the Company invested $500,000 in Amperion in exchange for 11,013,215 shares of Series A Preferred Stock for an equity interest of approximately 0.8%. The Company has the right to appoint one person to Amperion’s seven-person board of directors. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee. The carrying value of the Company’s investment in Amperion is $8,000 at December 31, 2008 and 2007.

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

Interactivewifi.com, LLC

MST maintains an investment in Interactivewifi.com, LLC a privately held company. This investment represents an equity interest of approximately 50% at December 31, 2007. Interactivewifi.com is engaged in providing internet and related services to customers throughout metropolitan New York, including the Nuvisions internet services. MST accounted for this investment under the cost method, as MST does not have the ability to exercise significant influence over operating and financial policies of the investee. Telkonet reviewed the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment. The carrying value of the investment in Interactivewifi.com is $55,000 at December 31, 2008 and 2007.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE J - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Accounts payable	$5,169,087	$4,240,654
Accrued expenses and liabilities	3,654,548	692,692
Accrued payroll and payroll taxes	832,593	913,962
Accrued interest	525,076	40,000
Accrued purchase price contingency	-	400,000
Registration rights liability		500,000
Warranty	146,951	102,534
Other accrued expenses	-	957,209
Total	$10,328,255	$7,847,051

NOTE K – LINE OF CREDIT

In September 2008, the Company entered into a two-year line of credit facility with a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by the Company’s inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine (9%) percent per annum, adjusted on the date of any change in such prime or base rate, or (ii) Sixteen percent (16%).  Interest, computed on a 365/360 simple interest basis, and fees on the credit facility are payable monthly in arrears on the last day of each month and continuing on the last day of each month until the maturity date.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.  The outstanding borrowing under the agreement at December 31, 2008 was $574,005.  The Company has incurred interest expense of $22,374 related to the line of credit for the year ended December 31, 2008. The Prime Rate was 3.25% at December 31, 2008.

On February 19, 2009, the Company received a notice of waiver from Thermo Credit LLC on the tangible net worth requirement, as defined item D(10)b of the line of credit agreement.  The waiver is in effect as of December 31, 2008 and for the 90 day period thereafter.

NOTE L - SENIOR CONVERTIBLE DEBENTURES AND SENIOR NOTES PAYABLE

Senior Convertible Debenture

A summary of convertible debentures payable at December 31, 2008 and December 31, 2007 is as follows:

	December 31, 2008	December 31, 2007
Senior Convertible Debentures, accrue interest at 13% per annum and mature on May 29, 2011	$2,136,650	$-
Debt Discount - beneficial conversion feature, net of accumulated amortization of $295,508 and $0 at December 31, 2008 and December 31, 2007, respectively.	(425,458)	-
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $277,913 and $0 at December 31, 2008 and December 31, 2007, respectively.	(400,127)	-

Total	$1,311,065	$-
Less: current portion	-	-
	$1,311,065	$-

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

During the year ended December 31, 2008, $1,363,350 of the debt has been converted to equity.  Accordingly, as of December 31, 2008, the Company has $2,136,650 outstanding in convertible debentures. During the year ended December 31, 2008, the $1,363,350 of convertible debentures was converted into 7,324,057 shares of common stock.

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

The embedded derivative does not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a loss of $1,174,121 recognized for the year ended December 31, 2008.

The Company determines the fair value of the embedded derivatives and records them as a discount to the debt and a derivative liability on the date of issue. The Company recognizes an immediate financing expense for any excess in the fair value of the derivatives over the debt amount.  Upon conversion of the debt to equity, any remaining unamortized discount is charged to financing expense.

The Company amortized the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $295,508, and $277,913, respectively, for the year ended December 31, 2008.

At December 31, 2008, the Senior Convertible Debenture had an estimated fair value of $1.9 million.

On March 31, 2009, the Company received a notice of waiver from YA Global Investments, L.P. pursuant to which it agreed that, to the extent MSTI is in default of the MSTI Debentures, such default shall not constitute an Event of Default as defined in Section 2(a)(iii) of the May 30, 2008 Debentures the Company issued to YA Global. The waiver is in effect as of December 31, 2008 through June 1, 2009.

Senior Convertible Debentures - MST

A summary of convertible promissory notes payable at December 31, 2008 and December 31, 2007 is as follows:

	December 31, 2008	December 31, 2007
Senior Convertible Debentures, accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at MSTI Holdings Inc.’s option, and mature on April 30, 2010	$6,657,872	$6,576,350
Senior Convertible Debentures, accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at MSTI Holdings Inc.’s option, and mature on December 15, 2008	352,631
Original Issue Discount - net of accumulated amortization of $550,503 and $307,038 at December 31, 2008 and December 31, 2007, respectively.	-	(219,312)
Debt Discount - beneficial conversion feature, net of accumulated amortization of $1,591,697and $283,464 at December 31, 2008 and December 31, 2007, respectively.	-	(1,174,351)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $2,124,569 and $181,118 at December 31, 2008 and December 31, 2007, respectively.	-	(750,347)

Total	$7,010,503	$4,432,342
Less: current portion	7,010,503	-
	$-	$4,432,342

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

In connection with the placement of the MSTI Debentures, MSTI Holdings, Inc. also issued to the MSTI Debenture holders, five-year warrants to purchase an aggregate of 5,058,730 shares of MSTI Holdings, Inc. common stock at an exercise price of $1.00 per share. MSTI Holdings Inc. valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 5.00%, a dividend yield of 0%, and volatility of 54%. The $931,465 of debt discount attributed to the value of the warrants issued is amortized over the MSTI Debentures maturity period (three years) as interest expense.  On February 11, 2008, the Debenture holders executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  In connection with this waiver, the Company has recognized an additional $641,294 of debt discount attributed to the value of the warrants issued for the year ended December 31, 2008.

In connection with the issuance of the MSTI Debentures, MSTI Holdings Inc. incurred placement fees of $423,500. Additionally, MSTI Holdings Inc. issued such agents five-year warrants to purchase 708,222 shares of MSTI Holdings Inc. common stock at an exercise price of $1.00.

During the year ended December 31, 2008, MSTI Holdings Inc. issued additional convertible debentures with a principal value of $81,522 to existing note holders with a maturity date of April 30, 2010.  In connection with this debenture, the Company has recognized an additional $6,522, $25,460 and $18,938 of debt discount attributed to the original issue discount, the beneficial conversion feature and the value of the attached warrants for the year ended December 31, 2008.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The Company amortized the original issue discount, the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $243,465, $1,841,105, and $1,410,575, respectively, for the year ended December 31, 2008.

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

On February 11, 2008, the investors executed a letter agreement with MSTI Holdings, Inc. waiving their rights to receive liquidated damages under the registration rights agreement, in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.  As a result, the Company has reversed the accrued expense for the potential liquidated damages during the year ended December 31, 2008.

Additional Debentures

In connection with MSTI Holdings, Inc. (“MSTI”) May 2007 private offering of convertible debentures (the “Debentures”) and warrants to purchase common stock (the “Warrants”), MSTI entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers of the Debentures and Warrants (the “Purchasers”), which prohibited MSTI from, directly or indirectly, among other things, creating or incurring any indebtedness (other than Permitted Indebtedness, as such term is defined in the Purchase Agreement) without the consent of the holders of at least 85% of the principal amount of outstanding Debentures.

On October 16, 2008, Alpha Capital Anstalt, Gemini Master Fund, Ltd, Whalehaven Capital Fund Limited and Brio Capital L.P.(the “Senior Lenders”) executed a letter agreement (the “Letter Agreement”) with MSTI pursuant to which MSTI issued $352,631 of Additional Debentures, due December 15, 2008, subject to being extended to April 30, 2010 upon the satisfaction of certain specified conditions, that are convertible into an aggregate of 542,509 shares of MSTI common stock at a conversion price of $0.65 per share (subject to adjustment as provided therein). The Additional Debentures were issued with an 8% Original Issue Discount. As a result, MSTI received $307,500 from the issuance of the Additional Debentures. Also, in connection with the issuance of the Additional debentures and pursuant to the letter agreement, MSTI issued 2 million shares of common stock to the purchasers of such Additional Debentures and the same number of common stock purchase warrants at a purchase price of at least $0.125 per share (the “Equity Raise”);.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In connection with these debentures, MSTI has recognized an additional $17,631 of debt discount attributed to the original issue discount for the year ended December 31, 2008.

Triggering Events that Accelerate or Increase a Direct Financial Obligation

As previously described, MSTI entered into an October 16, 2008 letter agreement with the Senior Lenders pursuant to which each of the Senior Lenders agreed to purchase from MSTI, and MSTI agreed to sell to such Senior lenders, additional Debentures in the aggregate principal amount of $352,631 (the “Additional Debentures”).  Unless certain conditions were satisfied the Additional Debentures were to mature on December 15, 2008.  Upon satisfaction of such conditions, the Maturity Date of the Additional Debentures would be automatically extended to April 30, 2010.  As a result of MSTI’s failure to satisfy the conditions for extension of the Maturity Date, the Additional Debentures matured on December 15, 2008.

As a result of MSTI’s failure to timely pay its current obligations due to the Senior Lenders under the Additional Debentures in the amount of $352,631, certain events of default have occurred and are continuing beyond any applicable cure or grace period with respect to all of MSTI’s secured obligations due to the Senior Lenders and subordinate lenders. The total amounts due is $9,448,506 ($7,010,503 in debenture principal, $2,103,151 in default penalty and $334,852 in accrued interest).  MSTI did not make such payments, and, accordingly, the Senior Lenders may take all steps they deem necessary to protect the Senior Lenders’ interests, including the enforcement and exercise of any and all of its rights, remedies, liens and security interests available to them.

As discussed previously, the MSTI Debentures are senior indebtedness and the holders of the MSTI Debentures have a security interest in all of MSTI Holdings, Inc.’s assets.  As a consequence of MSTI’s default, the Senior Lenders have the right to pursue any of the remedies set forth in the security agreements.

As a result of MSTI’s default and ongoing losses, MSTI’s Board and management has determined that it is advisable and in the best interests of the Company and its stockholders, in cooperation with the Senior Lenders to explore the sale of all or substantially all of the assets of Microwave Satellite Technologies, Inc., a wholly owned subsidiary of MSTI which process is currently ongoing.

At December 31, 2008, the carrying amounts of the Senior Convertible Debenture of MST approximate fair value because the entire note had been classified to current maturity.

Senior Note Payable

A summary of the senior notes payable at December 31, 2008 and December 31, 2007 is as follows:

	December 31, 2008	December 31, 2007
Senior Note Payable, accrues interest at 6% per annum, and matures on the earlier to occur of (i) the closing of the Company’s next financing, or (ii) January 28, 2008.	$-	$1,500,000
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $195,924 and $166,744 at December 31, 2008 and December 31, 2007, respectively.	-	(29,180)

Total	$-	$1,470,820
Less: current portion	-	1,470,820
	$-	$-

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In connection with the issuance of the Note, the Company also issued to GRQ warrants to purchase 359,712 shares of common stock at $4.17 per share. These warrants expire five years from the date of issuance. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 76%. The $195,924 of debt discount attributed to the value of the warrants issued is amortized over the note maturity period (six months) as non-cash interest expense. The Company amortized the value of the attached warrants, and recorded non-cash interest expense in the amount of $29,180, respectively, during the year ended December 31, 2008.

Aggregate maturities of long-term debt as of December 31, 2008 are as follows:

For the twelve months ended December 31,	Amount
2009	$7,010,503
2010	-
2011	2,136,650
$9,147,153

Note Payable

On May 6, 2008, Telkonet executed a Promissory Note (the “Note”) in favor of Ralph W. Hooper (the “Note”) in the aggregate principal amount of Four Hundred Thousand Dollars ($400,000). The Note was due and payable on the earlier to occur of (i) the closing of the Company’s next financing, or (ii) November 6, 2008. As of December 31, 2008, there was no outstanding liability.

In connection with the issuance of the Note, the Company also issued to Mr. Hooper warrants to purchase 800,000 shares of common stock at $0.60 per share. These warrants expire five years from the date of issuance. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.2%, a dividend yield of 0%, and volatility of 82%. The Company recorded non-cash interest expense in the amount of $254,160 for the value of the attached warrants during the year ended December 31, 2008.

NOTE M – CAPITAL LEASE OBLIGATIONS

Capital lease obligations consists of the following as of December 31 2008 and 2007:

	December 31, 2008	December 31, 2007
Capital lease of subsidiary	$199,702	$-
Capital lease	4,714	11,842
Total	204,416	11,842
Less: Current Maturities	(204,416)	(7,128)
Balance*	$-	$4,714

*Balance includes net assets under capital leases of approximately $195,160 and $10,270 in 2008 and 2007, respectively.

The following is a schedule of future minimum lease payments under capital leases and the present value of such payments as of December 31, 2008:

2009	$279,993
2010	-
2011	-
Total minimum payments	279,993
Less: amount representing interest	(75,577)
Present value of net minimum payments	$204,416

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE N - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of December 31, 2008 and 2007, the Company has no preferred stock issued and outstanding. The company has authorized 130,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2008 and 2007, the Company has 87,525,495 and 70,826,544, respectively, of shares of common stock issued and outstanding.

During the year ended December 31, 2007, the Company issued an aggregate of 118,500 shares of common stock for an aggregate purchase price of $124,460 to certain employees upon exercise of employee stock options at approximately $1.05 per share. (Note N).

During the year ended December 31, 2007, the Company issued an aggregate of 21,803 shares of common stock, valued at $57,342, to a consultant and an employee in exchange for services, which approximated the fair value of the shares issued during the period services were completed and rendered.

During the year ended December 31, 2007, the Company issued 200,000 shares of common stock pursuant to a consulting agreement.  These shares were valued at $271,500, which approximated the fair value of the shares issued during the period services were completed and rendered (Note T).

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

On October 19, 2007, the Company completed the acquisition of approximately 30.0% of the issued and outstanding shares of common stock of Geeks on Call America, Inc. (“GOCA”), the nation's premier provider of on-site computer services.  Under the terms of the stock purchase agreement, the Company acquired approximately 1,160,043 shares of GOCA common stock from several GOCA stockholders in exchange for 2,940,202 shares of the Company’s common stock for total consideration valued at approximately $4.5 million (Note I).  On February 8 2008, Geeks on Call Acquisition Corp., a newly formed, wholly-owned subsidiary of Geeks On Call Holdings, Inc., (formerly Lightview, Inc.) merged with Geeks on Call America, Inc (“GOCA”). As a result of the merger, the Company’s common stock in GOCA was exchanged for shares of common stock of Geeks on Call Holdings Inc.  Immediately following the merger, Geeks on Call Holdings Inc. completed a private placement of its common stock for aggregate gross proceeds of $3,000,000. As a result of this transaction, the Company’s 30% interest in GOCA became an 18% interest in Geeks on Call Holdings Inc.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

During the year ended December 31, 2008, the Company issued 346,244 shares of common stock to consultants for services performed and services accrued in fiscal 2007.  These shares were valued at $345,407, which approximated the fair value of the shares issued during the period services were completed and rendered.

In February 2008, Telkonet completed a private placement with one investor for aggregate gross proceeds of $1.5 million.  Pursuant to this private placement, the Company issued 2,500,000 shares of common stock valued at $0.60 per share.

In April 2008, Telkonet issued an additional 3,046,425 shares of its common stock to the sellers of Geeks on Call America, Inc. to satisfy the adjustment provision in the stock purchase agreement dated October 19, 2007 (Note T).

In June 2008, Telkonet issued an additional 1,882,225 shares of its common stock to the sellers of Smart Systems International (SSI), to satisfy the adjustment provision in the purchase agreement dated March 9, 2007 (Note B).

During the year ended December 31, 2008, Telkonet issued an aggregate of 600,000 shares of its common stock to Frank T. Matarazzo pursuant to the stock purchase agreement between Telkonet and MST, dated January 31, 2006.  These shares were valued at $380,000, which approximated the fair value of the shares on the date the shares were issued (Note B).

During the year ended December 31, 2008, Telkonet issued 7,324,057 shares of common stock at approximately $0.19 per shares to its senior convertible debenture holders in exchange for $1,363,350 of debentures.

NOTE O - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	4,263,429	4.30	$1.02	4,049,679	$1.01
$2.00 - $2.99	1,232,500	5.80	$2.48	1,213,500	$2.48
$3.00 - $3.99	1,272,000	6.21	$3.32	1,074,500	$3.35
$4.00 - $4.99	100,000	6.18	$4.32	72,000	$4.31
$5.00 - $5.99	126,000	6.11	$5.22	97,000	$5.23
	6,993,929	4.98	$1.82	6,506,679	$1.77

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2007	8,520,929	$2.06
Granted	935,000	2.55
Exercised (Note M)	(118,500)	1.05
Cancelled or expired	(1,232,000)	3.00
Outstanding at December 31, 2007	8,105,429	$1.98
Granted	185,000	1.00
Exercised (Note M)	-	-
Cancelled or expired	(1,296,500)	2.71
Outstanding at December 31, 2008	6,993,929	$1.82

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2008 and 2007 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2008	2007
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.9%	4.8%
Expected stock price volatility	78%	70%
Expected dividend payout	-	-
Expected option life (in years)	5.0	5.0
Fair value per share of options granted	$0.55	$1.57

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

The total intrinsic value of the options exercised for the year ended December 31, 2007 was $137,666. There were no options exercised during the year ended December 31, 2008.  Additionally, the total fair value of shares vested during the year ended December 31, 2008 and 2007 was $613,139 and $1,225,626, respectively.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the year ended December 31, 2008 and 2007 was $1,216,997 and $1,534,560, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of December 31, 2008 is $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	1,815,937	3.33	$1.00	1,815,937	$1.00

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2007	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008	1,815,937	$1.00

There were no non-employee stock options vested during the years ended December 31, 2008 and 2007, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.58	856,739	3.08	$0.58	856,739	$0.58
$0.60	800,000	4.35	$0.60	800,000	$0.60
$0.61	2,500,000	4.41	$0.61	2,500,000	$0.61
$2.59	862,452	2.62	$2.59	862,452	$2.59
$3.98	3,078,864	3.56	$3.98	3,078,864	$3.98
$4.17	359,712	2.79	$4.17	359,712	$4.17
	8,457,767	3.46	$2.19	8,457,767	$2.19

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2007	4,557,850	$4.20
Granted	3,115,777	4.18
Exercised (Note M)	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	7,673,627	$4.15
Granted	4,164,140	1.31
Exercised (Note M)	(3,380,000)	0.70	*
Canceled or expired	-	-
Outstanding at December 31, 2008	8,457,767	$2.19
______________
*The warrants were issued to Enable Capital and originally priced at $4.17 per share.  In February 2008, these warrants were re-priced to $0.6978258 per share and the holders exercised the warrants on a cashless basis and received 1,000,000 shares

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The Company granted 864,140 and 79,326 warrants to Convertible Senior Notes holders, 0 and 2,600,000 warrants to private placement investors (Note M), 2,500,000 and 0 to a Convertible Debenture holder, 800,000 and 0 to a Note holder, and  0 and 76,739 compensatory warrants to non-employees during the year ended December 31, 2008 and 2007, respectively.  There was no compensatory warrant expense recorded for the year ended December 31, 2008.  The estimated value of compensatory warrants granted during the year ended December 31, 2007 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of approximately 4.75%, a dividend yield of 0% and volatility of 70%. Compensation expense of $139,112 was charged to operations for the year ended December 31, 2007.

The purchase price of the warrants issued to Convertible Senior Note holders was adjusted from $4.70 to $3.98 per share during the year ended December 31, 2008 in accordance with the anti-dilution protection provision of the Convertible Senior Notes Payable Agreement (“the Agreement”) dated October 27, 2005, upon the occurrence of certain events as defined in the Agreement.

In February 2008, the Company amended certain stock purchase warrants held by private placement investors to reduce the exercise price under such warrants from $4.17 per share to $0.6978258 per share.  The warrants entitled the holders to purchase an aggregate of up to 3,380,000 shares of Telkonet’s common stock.   Subsequently, these private placement investors exercised all of their warrants on a cashless basis using the five day volume average weighted price (VWAP) as of January 31, 2008 of $.99 resulting in the issuance of 1,000,000 shares of Company common stock.  The Company has accounted for the amended warrants issued, valued at $1,224,236, as other expense using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, an average risk-free interest rate of 3.5% a dividend yield of 0% and volatility of 70%.  In addition, during the year ended December 31, 2008, the Company recorded non-cash expenses of $574,426 for issuing additional warrants and the re-pricing of outstanding warrants in accordance with the anti-dilution provision of the warrant agreements.

NOTE P - RELATED PARTY TRANSACTIONS

In September 2003, the Company entered into a consulting agreement that provides for annual compensation of $100,000, payable monthly, with The Musser Group, an entity controlled by the Company's Chairman of the Board of Directors, for certain services. As of December 31, 2007, an aggregate of $100,000 of consulting fees was charged to income each year pursuant to the agreement.

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

In conjunction with the acquisition of MST on January 31, 2006, the Company assumed a non-interest bearing demand promissory note in the amount of $80,444 due to Frank Matarazzo, MST President. Additionally, an estimated $285,784 income tax receivable due to the Company for certain carryback tax losses of MST for the period prior to the Company’s acquisition is payable to Frank Matarazzo.

In February 2006, MST entered into a one-year professional services agreement with Global Transport Logistics, Inc. (“GTI”), for consulting services for which GTI is paid a fee of $10,000 per month. GTI is 100% owned by Eileen Matarazzo, the sister-in-law of MST’s Chief Executive Officer. The agreement has been extended through February 2009. For the years ended December 31, 2008 and 2007, MST paid and expensed $6,869 and $110,000, respectively.

The Chief Administrative Officer at MST, Laura Matarazzo, is the sister of the Chief Executive Officer of MST and receives an annual base salary of approximately $134,000 with bonuses and benefits based upon the Company’s internal policies.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

From time to time the Company may receive advances from certain of its officers to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  As of December 31, 2008, there were no amounts due to officers of the Company.

NOTE Q - INCOME TAXES

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

A reconciliation of tax expense computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows:

	2008	2007
Tax provision computed at the statutory rate	$(8,677,000)	$(7,137,000)
Stock-based compensation	390,000	563,000
Goodwill impairment	950,000	692,000
Book expenses not deductible for tax purposes	200,000	135,000
Minority Interest	(1,728,000)	(1,019,000)
Change in valuation allowance for deferred tax assets	8,865,000	6,766,000
Income tax expense	$--	$--

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2008	2007
Deferred Tax Assets:
Net operating loss carryforwards	$40,076,000	$32,231,000
Property and equipment, principally due to differences in depreciation	638,000	259,000
Warrants and non-employee stock options	1,421,000	1,031,000
Investment in Amperion	188,000	188,000
Other	915,000	915,000
Total deferred tax assets	43,238,000	34,624,000

Deferred Tax Liabilities:
Beneficial Conversion Feature of Convertible Debentures	(247,000)	(513,000)
Acquired Intangibles	(984,000)	(984,000)
Other	(850,000)	(825,000)
Total deferred tax liabilities	(2,081,000)	(2,332,000)
Valuation allowance	(41,157,000)	(32,292,000)
Net deferred tax assets	$--	$--

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The Company has provided a valuation reserve against the full amount of the net deferred tax assets, because in the opinion of management, it is more likely than not that these tax assets will not be realized.

At December 31, 2008 and 2007, the Company has net operating loss carryforwards of approximately $116 million and $87 million, respectively, for federal income tax purposes which will expire at various dates from 2020 through 2028.

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

SFAS 109 requires recognition of a deferred tax liability for outside basis differences arising in fiscal years beginning after December 15, 1992.  An outside basis difference represents the amount by which the basis of an investment in a domestic subsidiary for financial reporting purposes exceeds the tax basis in such asset.  If under applicable tax law, the outside basis difference in a domestic subsidiary can be recovered tax-free and the Company expects to avail itsself of such law, the outside basis difference is not a temporary difference since no taxes are expected to result upon its reversal.  Subsequent to the transaction in May 2007 discussed previously, Telkonet's ownership in Microwave Satellite Technologies, Inc. is only 58%.  As such, it can no longer recover the outside tax basis in a tax-free manner and Telkonet does not intend to modify its ownership to avail itself of a tax-free recovery alternative.  As such, a deferred liability was established in 2007 for the outside basis difference in Telkonet's ownership of Microwave Satellite Technologies, Inc.

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

NOTE R - LOSSES PER COMMON SHARE

The following table presents the computations of basic and dilutive loss per share:

	2008	2007
Net loss available to common shareholders	$(23,985,539)	$(20,391,110)
Basic and fully diluted loss per share	$(0.30)	$(0.31)
Weighted average common shares outstanding	79,153,788	65,414,875

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

For the year ended December 31, 2008, no potential shares were excluded from shares used to calculate diluted losses per share.  For the year ended December 31, 2007, 2,800,950 potential shares were excluded from shares used to calculate diluted losses per share as their inclusion would reduce net losses per share.

NOTE S- COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company presently leases 16,400 square feet of commercial office space in Germantown, Maryland for its corporate headquarters. The Germantown lease expires in December 2015. The Company spent approximately $61,000 in build-out costs to increase the office space of its Germantown headquarters by approximately 6,000 square feet in April 2007.

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

The Company presently leases approximately 12,000 square feet of office space in Milwaukee, WI for EthoStream.  The Milwaukee lease expires in February 2019.

Following the acquisition of SSI, the Company assumed a lease on 9,000 square feet of office and warehouse space in Las Vegas, NV on a month to month basis.  The Las Vegas, NV office lease expired on April 30, 2008.

In September 2006, the Company leased a vehicle for the then Chief Executive Officer of Telkonet, Inc. This lease expired in September 2008.

Commitments for minimum rentals under non cancelable leases at December 31, 2008 are as follows:

2009	$462,515
2010	469,418
2011	292,892
2012	294,932
2013 and thereafter	1,011,198
Total	$2,530,955

Rental expenses charged to operations for the years ended December 31, 2008 and 2007 are $613,663 and $825,785, respectively.

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

On August 1, 2007, the Company entered into an agreement with Barry Honig, President of GRQ Consultants, Inc. (“GRQ”). Telkonet has agreed to pay Mr. Honig 50,000 shares of common stock per month for six (6) months, to provide the Company with transaction advisory services. As of December 31, 2007, GRQ held a Senior Promissory Note issued by Telkonet on July 24, 2007, in the principal amount of $1,500,000 (Note J).  On February 8, 2008, this note was repaid in full including $49,750 in accrued but unpaid interest from the issuance date through the date of repayment.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Purchase Price Contingency

In conjunction with the acquisition of MST on January 31, 2006, the purchase price contingency shares are price protected for the benefit of the former owner of MST. In the event the Company’s common stock price is below $4.50 per share upon the achievement of thirty three hundred (3,300) subscribers a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million. The price protection provision provides a cash benefit to the former owner of MST if the as-defined market price of the Company’s common stock is less than $4.50 per share at the time of issuance from the escrow on or before January 31, 2009. The issuance of additional shares or distribution of other consideration upon resolution of the contingency based on the Company’s common stock prices will not affect the cost of the acquisition. When the contingency is resolved or settled, and additional consideration is distributable, the Company will record the current fair value of the additional consideration and the amount previously recorded for the common stock issued will be simultaneously reduced to the lower current value of the Company’s common stock. In addition, the Company agreed to fully fund the MST three year business plan, established on January 31, 2006, to satisfy the benchmarks established to achieve 3,300 subscribers. In the event, for any reason, the Company materially fails to satisfy its obligations under the acquisition agreement, then the former owners of MST shall be entitled to the release of any and all consideration held in reserve. In May 2008, the Company executed an agreement for a minimum commitment of $2.3 million to fund MST's business plan in accordance with Section 11.1 of the Purchase Agreement between Telkonet and Frank T. Matarazzo. In addition, the adjustment date for the achievement of MST's 3,300 subscribers has been extended an additional six months from January 31, 2009 to July 31, 2009. Additionally, in April 2008 the Company issued from escrow 200,000 shares of the purchase price contingency and advanced 400,000 shares in June 2008 in exchange for Mr. Matarazzo’s agreement to a debt covenant restricting the use of proceeds in the Company’s debenture financing with YA Global Investments LP.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

On October 19, 2007, the Company completed the acquisition of approximately 30.0% of the issued and outstanding shares of common stock of Geeks on Call America, Inc. (“GOCA”), the nation's premier provider of on-site computer services.  Under the terms of the stock purchase agreement, the Company acquired approximately 1,160,043 shares of GOCA common stock from several GOCA stockholders in exchange for 2,940,200 shares of the Company’s common stock for total consideration valued at approximately $4.5 million. The number of shares issued in connection with this transaction was determined using a per share price equal to the average closing price of the Company’s common stock on the American Stock Exchange (AMEX) during the ten trading days immediately preceding the closing date. The number of shares was subject to adjustment on the date the Company filed a registration statement for the shares issued in this transaction, which occurred on April 25, 2008. The increase or decrease to the number of shares issued was determined using a per share price equal to the average closing price of the Company’s common stock on the AMEX during the ten trading days immediately preceding the date the registration statement was filed.  The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of GOCA.  On April 30, 2008, Telkonet issued an additional 3,046,425 shares of its common stock to the sellers of GOCA to satisfy the adjustment provision.

Senior Convertible Debentures

On February 11, 2008, purchasers of MSTI Holdings, Inc. Debentures executed a letter agreement with MSTI Holdings, Inc. providing that, among other things, in the event Frank Matarazzo ceases being Chief Executive Officer of MSTI Holdings, Inc., MSTI Holdings, Inc. will be in default under the Debentures.

NOTE T - MINORITY INTEREST IN SUBSIDIARY

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

For the twelve months ended ended December 31, 2008 and 2007, the minority shareholder's share of the loss of MST was limited to $4,937,473 and $2,910,068, respectively. The minority interest in MST through May 24, 2007 was a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, any losses will be charged against the Company's operations, as majority owner. However, if future earnings do materialize, the majority owner should be credited to the extent of such losses previously absorbed in the amount of $545,745.

Minority interest at December 31, 2008 and December 31, 2007 amounted to $262,795 and $2,978,918, respectively.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE U - BUSINESS CONCENTRATION

Revenue from two (2) major customer approximated $6,375,182 or 31% of total revenues for the year ending December 31, 2008. Revenue from one (1) major customer approximated $1,436,838 or 10% of total revenues for the year ending December 31, 2007. Total accounts receivable of $486,906, or 22% of total accounts receivable, was due from these customers as of December 31, 2008.  Total accounts receivable of $290,990, or 10% of total accounts receivable, was due from these customers as of December 31, 2007.

Purchases from two (2) major suppliers approximated $3,243,691 or 57% of purchases and $2,126,137 or 36% of purchases for the years ended December 31, 2008 and 2007, respectively. Total accounts payable of approximately $309,620 or 6% was due to these suppliers as of December 31, 2008, and $761,033 or 19% of total accounts payable was due to these suppliers as of December 31, 2007.

NOTE V - FAIR VALUE MEASUREMENTS

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents, and long-term marketable securities. The Company’s cash equivalents and long term marketable securities are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s long-term investments are classified within Level 3 of the fair value hierarchy because they are valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.  The Company’s derivative liabilities are classified within Level 2 of the fair value hierarchy because they are valued using inputs which are not actively observable, either directly or indirectly.

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

The following table sets forth the Company’s short- and long-term investments as of December 31, 2008 which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

(in thousands)	Level 1	Level 2	Level 3	Assets at fair value
Cash and cash equivalents	$282	$-	$-	$282
Marketable securities	397	-	-	397
Long-term investments	-	-	63	63

Derivative liabilities	-	2,573	-	2,573
Long-term debt	-	-	$1,311	1,311
Total	$679	$2,573	$1,374	$4,626

NOTE W - EMPLOYEE BENEFIT PLAN

MSTI maintains a defined contribution profit sharing plan for employees (the “401(k)”), that is administered by a committee of trustees appointed by MSTI. All MSTI employees are eligible to participate upon the completion of three months of employment, subject to minimum age requirements. Each year MSTI makes a contribution to the 401(k) without regard to current or accumulated net profits of MSTI. These contributions are allocated to participants in amounts of  100% of the participants’ contributions up to 1% of each participant’s gross pay, then 10% of the next 5% of each participant’s gross pay (a higher contribution percentage may be determined at MSTI’s discretion).  In addition, MSTI makes a one-time, annual contribution of 3% of each participant’s gross pay to each participant’s contribution account in the 401(k) plan.  Participants become vested in equal portions of their MSTI contribution account for each year of service until full vesting occurs upon the completion of six years of service. Distributions are made upon retirement, death or disability in a lump sum or in installments. The expense for these benefits was $9,076 and $65,812 for the years ended December 31, 2008 and 2007, respectively.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE X - SUBSEQUENT EVENTS

Senior Convertible Debenture

In 2009, the Company has issued 5,449,738 shares of its common stock for the repayment of $500,000 of additional principal value of the outstanding convertible debentures issued to YA Global Investments LP.

Sale of MSTI Holdings, Inc. common stock

On February 26, 2009, Telkonet, Inc. (the “Company”) executed and completed a Stock Purchase Agreement (the “Agreement”) with William Davis pursuant to which the Company sold, and Mr. Davis purchased, 2,800,000 shares of MSTI Holdings, Inc. common stock (the “MSTI Shares”)  for consideration in the aggregate principal amount of $10,000.

In a related transaction, the Company entered into a Partial Release of Lien with YA Global Investments, L.P. (“YA Global”), pursuant to which, in consideration of YA Global’s agreement to release its lien and security interest on the MSTI Shares, the Company paid a commitment fee to YA Global in MSTI Holdings, Inc. common stock equal to one percent (1%) of MSTI Holdings, Inc. common stock owned by the Company following the sale of the MSTI Shares (157,000 Shares).   Prior to the transaction, the Company held 18,500,000 Shares of MSTI Holdings, Inc. common stock.

With the reduction in holdings, the Company now holds 15,543,000 of MSTI Holdings, Inc. common stock reducing its percentage holdings in MSTI Holdings, Inc. common stock to forty nine percent (49%).

Amendment to Senior Convertible Debenture Agreement

On February 20, 2009, the Company and YA Global Investments, L.P. entered into an Agreement of Clarification pursuant to which the parties agreed upon the following clarifications to the Securities Purchase Agreement and the Debenture Agreement, dated May 30, 2008:

•
The parties agree that the term Equity Conditions shall be clarified such that if the Company’s Common Stock has not been suspended from trading and the Company has not been notified in writing that a delisting or suspension from trading is threatened or pending, the Company shall be deemed to have satisfied the conditions in clause (B) requiring that the Company be in compliance with the then effective minimum listing maintenance requirements of the exchange on which the Common Stock is listed.

•
Section 1(b) of the Debenture requires, among other things, that interest shall be paid quarterly, in arrears.  The Debentures do not indicate when such quarterly interest payments begin.  The parties agreed to clarify that the quarterly interest payments shall be paid on the first Business Day of each calendar quarter beginning on April 1, 2009.  The parties further agreed to clarify that quarterly interest accrued to date shall be added to the principal amount outstanding under the Debentures and that each Debenture be amended to reflect the applicable increase in principal amount.  The parties further agreed that the Company is not in breach of Section 2(a) of the Debentures for not making any interest payments during calendar year 2008 or the first quarter of calendar year 2009.

•
The conversion provisions contained in Section 4 of the Debentures and the exercise provisions contained in Section 2 of the Warrants do not cap such conversion or exercise provisions, as applicable, to the 19.99% Limitation.  The Principal Market requires such a cap absent stockholder approval.  To date the Company has not sought, nor has YA Global requested, stockholder approval for issuances of common stock in excess of the 19.99% Limitation.  Accordingly, the parties agree that the 19.99% Limitation is applicable for conversion of the Debentures and exercises of the Warrants, in the aggregate and that the Company shall not be obligated to issue such shares of common stock in excess of the 19.99% Limitation unless and until the Company obtains stockholder approval in accordance with applicable Principal Market rules and regulations.  Further, the Company agreed to seek stockholder approval to remove the 19.99% Limitation at its next annual meeting, to be held on or before May 31, 2009.

NOTE Y - BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

The Company's reportable operating segments are strategic businesses differentiated by the nature of their products, activities and customers and are described as follows:

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Telkonet is a “clean technology” company that develops and manufactures proprietary energy efficiency and smart grid networking technology.  Through the Company’s wholly owned subsidiary, EthoStream, LLC, the Company also operates one of the largest hospitality high-speed internet access (HSIA) networks in the United States.

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

Financial data relating to reportable operating segments is as follows:

	2008		2007
	TKO	MST	TKO	MST

Current assets, excluding intercompany	$2,915,859	$529,907	$5,516,844	$1,487,324
Property and equipment, net	274,403	3,470,122	491,606	4,655,802
Other assets	16,065,815	3,252,237	22,084,555	4,505,214
Due from MST (intercompany)	2,181,793	-	1,270,287	-
Total assets	$21,437,870	$7,252,266	$29,363,292	$10,648,340

Current liabilities, excluding intercompany	5,371,645	13,488,012	7,223,514	2,771,318
Long term liabilities	3,934,982	-	67,112	4,432,342
Due to TKO (intercompany)	-	2,181,793	-	1,270,287
Total liabilities	$9,306,627	$15,669,805	$7,290,656	$8,473,947

Capital expenditures	$9,000	$1,133,629	$224,175	$1,655,191

Revenues	$16,559,001	$3,971,958	$11,476,983	$2,675,750
Gross profit (loss)	6,772,865	(65,529)	3,211,989	(729,849)

Research and development	2,036,129	-	2,349,690	-
Selling, general and administrative	9,252,381	3,686,576	13,789,897	4,108,077
Impairment of goodwill and long lived assets	2,380,000	1,582,033	-	2,471,280
Depreciation and amortization	391,023	591925	412,624	466,142
Stock based compensation	699,639	923,857	1,655,346	686,634
Total operating expenses	14,759,172	6,784,391	18,207,560	7,732,133

Loss from operations	(7,986,307)	(6,849,920)	(14,995,571)	(8,461,982)
Other income (expenses)	(8,093,930)	(5,992,855)	1,724,847	(1,568,472)
Loss before minority interest and provision for income taxes	$(16,080,237)	$(12,842,775)	$(13,270,724)	$(10,030,454)

All of the Company’s assets as of December 31, 2008 and 2007 were attributable to U.S. operations.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The following is a summary of operations within geographic areas, classified by the Company's country of domicile and by foreign countries:

	Year ended December 31,
	2008	2007
	(In thousands of U.S. $)

Revenues from sales to unaffiliated
customers from continuing operations
in Telkonet and MST segments:
United States	20,410	13,851
Worldwide	121	302
	$20,531	$14,153

Revenues to major customers in the Telkonet segments out of total revenues are as follows:

	Year ended December 31,
	2008	2007

In Town Suites	20%	-
Honeywell Utility Solutions	11%	10%

For the years ended December 31, 2008 and 2007, there were no major customers in the MST Segment.