Form 10-Q
period 2009-03-31
TELKONET INC
filed 2009-05-14
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

For the period ended March 31, 2009

Commission file number 001-31972

TELKONET, INC.

(Exact name of Issuer as specified in its charter)

Utah	87-0627421
(State of Incorporation)	(IRS Employer Identification No.)

20374 Seneca Meadows Parkway, Germantown, MD 20876
(Address of Principal Executive Offices)

(240) 912-1800
Issuer's Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act, (check one).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 95,783,771 shares of Common Stock ($.001 par value) as of May 14, 2009.

TELKONET, INC.
FORM 10-Q for the Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31,	December 31,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$198,767	$281,989
Accounts receivable, net	840,253	1,024,909
Inventories	1,772,801	1,733,940
Other current assets	357,461	404,928
Total current assets	3,169,282	3,445,766

Property and equipment, net	3,510,509	3,744,525

Other assets:
Marketable securities	367,653	397,403
Deferred financing costs, net	399,999	432,136
Goodwill and other intangible assets, net	18,123,007	18,322,303
Other long term assets	166,210	166,210
Total other assets	19,056,869	19,318,052

Total Assets	$25,736,660	$26,508,343

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,464,930	$10,328,255
Line of credit	774,005	574,005
Capital lease payable – current	191,092	204,416
Related party advances	284,692	285,784
Convertible debentures of subsidiary – current	7,010,503	7,010,503

Other current liabilities	564,462	456,694
Total current liabilities	19,289,684	18,859,657

Long-term liabilities:
Convertible debentures, net of debt discounts of $735,463 and $825,585, respectively	1,093,074	1,311,065
Derivative liability	2,395,348	2,573,126
Deferred lease liability and other	50,791	50,791
Total long-term liabilities	3,539,213	3,934,982

Commitments and contingencies

Equity
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Common stock, par value $.001 per share; 130,000,000 shares authorized; 93,058,566 and 87,525,495 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	93,059	87,526
Additional paid-in-capital	118,785,727	118,197,450
Accumulated deficit	(115,909,018)	(114,801,318)
Accumulated comprehensive loss	-	(32,750)
Total stockholders’ equity	2,969,768	3,450,908
Non-controlling interest	(62,005)	262,795
Total equity	2,907,763	3,713,703

Total Liabilities and Equity	$25,736,660	$26,508,343

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	March 31,
Revenues, net:	2009	2008
Product	$2,078,978	$3,374,826
Recurring	1,854,942	1,584,195
Total Revenue	3,933,920	4,959,021

Cost of Sales:
Product	1,161,393	2,551,939
Recurring	1,063,472	1,290,264
Total Cost of Sales	2,224,865	3,842,203

Gross Profit	1,709,055	1,116,818

Operating Expenses:
Research and Development	275,962	665,122
Selling, General and Administrative	2,175,483	3,585,510
Stock Based Compensation	93,810	303,698
Stock Based Compensation of Subsidiary	99,847	133,301
Depreciation and Amortization	232,512	256,284
Total Operating Expenses	2,877,614	4,943,915

Loss from Operations	(1,168,559)	(3,827,097)

Other Income (Expenses):
Financing Expense, net	(608,121)	(2,074,322)
Gain on Derivative Liability	263,701	-
(Loss) on Sale of Investments	(29,371)	-
Other Income	-	270,950
Total Other Income (Expenses)	(373,791)	(1,803,372)

Loss Before Provision for Income Taxes	(1,542,350)	(5,630,469)
Provision for Income Tax	-	-

Net loss	(1,542,350)	(5,630,469)
Loss attributable to the noncontrolling interest	434,648	509,438

Net loss attributable to common shareholders	$(1,107,702)	$(5,121,031)

Loss per share attributable to common shareholders (basic and assuming dilution)	$(0.01)	$(0.07)

Weighted average common shares outstanding	90,325,734	71,848,016

Comprehensive Loss:
Net loss attributable to common shareholders	$(1,107,702)	$(5,121,031)
Unrealized gain (loss) on investment	32,750	(538,967)

Comprehensive loss attributable to common shareholders	$(1,074,952)	$(5,659,998)

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2009 THROUGH MARCH 31, 2009

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at January 1, 2009			87,525,495	$87,526	$118,197,450	$(114,801,318)	$(32,750)	$262,795	$3,713,703

Shares issued in exchange for services rendered at approximately $0.12 per share	-	-	83,333	83	9,917	-	-	-	10,000

Shares issued in exchange for convertible debentures	-	-	5,449,738	5,450	494,550	-	-	-	500,000

Stock-based compensation expense related to employee stock options	-	-	-	-	83,810	-	-	99,847	183,657

Unrealized Gain on available for sale securities	-	-	-	-	-	-	32,750	-	32,750

Sale of investment to noncontrolling interest	-	-	-	-	-	-	-	10,000	10,000

Net Loss	-	-	-	-	-	(1,107,702)	-	(434,648)	(1,542,350)

Balance at March 31, 2009	-	-	93,058,566	$93,059	$118,785,727	$(115,909,018)	$-	$(62,005)	$2,907,763

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net loss attributable to common shareholders	$(1,107,702)	$(5,121,031)
Adjustments to reconcile net loss from operations to cash used in operating activities:
Loss allocable to noncontrolling interest	(434,648)	(509,438)
Registration rights liquidated damages of subsidiary (financing expense)	-	(500,000)
Amortization of debt discounts and financing costs	233,182	771,913
Loss on sale of investment	29,371	-
(Gain) on derivative liability	(263,701)	-
Stock based compensation	193,657	545,906
Fair value of issuance of warrants and re-pricing (financing expense)	-	1,736,279
Depreciation and Amortization	417,178	475,613

Increase / decrease in:
Accounts receivable, trade and other	193,442	1,328,434
Inventories	(47,647)	18,380
Prepaid expenses and deposits	(14,612)	(99,217)
Deferred revenue	(29,884)	(14,999)
Other Assets	171,193	(21,909)
Accounts payable, accrued expenses, net	383,696	575,408
Net Cash Used In Operating Activities	(276,475)	(814,661)

Cash Flows From Investing Activities:
Purchase of cable and related equipment	(3,000)	(440,353)
Purchase of property and equipment	(1,300)	(9,001)
Proceeds from sale of investment	33,129	-
Net Cash Provided By (Used In) Investing Activities	28,829	(449,354)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of costs and fees	-	1,500,000
Proceeds from issuance of note payable to officer	-	200,000
Proceeds from line of credit	200,000	-
Financing fees for factoring agreement	(25,000)	(102,359)
Repayment of notes payable	-	(1,500,000)
Repayment of capital lease and other	(10,576)	(4,804)
Net Cash Provided By Financing Activities	164,424	92,837
Net (Decrease) In Cash and Equivalents	(83,222)	(1,171,178)
Cash and cash equivalents at the beginning of the period	281,989	1,629,583
Cash and cash equivalents at the end of the period	$198,767	$458,405

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for financing expenses	$108,204	$103,520
Income taxes paid	-	-
Non-cash transactions:
Stock based compensation to employees and consultants in exchange for services	$193,657	$545,906
Value of warrant repricing and additional warrants issued	-	1,736,279
Registration rights liquidated damages	-	(500,000)
Gain (Loss) on derivative liability	263,701	-
Equipment purchased under capital lease obligations	-	226,185
Amortization of debt discount on convertible debentures	176,045	686,968

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

In January 2006, following the acquisition of Microwave Satellite Technologies, Inc. (MST), the Company began offering complete sales, installation, and service of VSAT and business television networks, and became a full-service national Internet Service Provider (ISP). The MST solution offers a complete “Quad-play” solution to subscribers of HDTV, VoIP telephony, NuVision broadband  internet access and wireless fidelity (“Wi-Fi”) access, to commercial multi-dwelling units and hotels.

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

In May 2007, Microwave Acquisition Corp., a newly formed, wholly-owned subsidiary of MSTI Holdings Inc. (formerly Fitness Xpress-Software Inc.) merged with MST. As a result of the merger, the Company’s common stock in MST was exchanged for shares of common stock of MSTI Holdings Inc. Immediately following the merger, MSTI Holdings Inc. completed a private placement of its common stock for aggregate gross proceeds of $3,078,716 and sold senior convertible debentures in the aggregate principal amount of $6,050,000 (plus an 8% original issue discount added to such principal amount). As a result of these transactions, the Company’s 90% interest in MST became a 63% interest in MSTI Holdings Inc.  In February 2009, the Company completed the sale of 2,800,000 shares of MSTI Holdings, Inc. common stock, reducing its ownership in MSTI Holdings, Inc. to 49%.

In July 2007, MST, the wholly-owned subsidiary of the Company’s subsidiary MSTI Holdings Inc., acquired substantially all of the assets of Newport Telecommunications Co., a New Jersey general partnership. Pursuant to the terms of the acquisition, the total consideration paid was $2,550,000, consisting of unregistered shares of the Company’s common stock, equal to $1,530,000, and (ii) $1,020,000 in cash.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc. and EthoStream, LLC and 49%-owned subsidiary MSTI Holdings Inc. (reported as the Company’s MST Segment). Significant intercompany transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss available to common shareholders of $1,107,702 for the three months ended March 31, 2009, accumulated deficit of $115,909,918 and a working capital deficit of $16,120,402 as of March 31, 2009.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

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

Fair Value of Financial Instruments

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

Investments

Telkonet maintained investments in two publicly-traded companies for the three months ended March 31, 2009.  The Company has classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Unrealized gains on the sale of one investment resulted in a gain of $32,750 recorded for the three months ended March 31, 2009 and unrealized losses of $538,967 were recorded for the three months ended March 31, 2008.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.   Realized losses of $29,371 were recorded for the sale of the Company’s investment in Multiband during the three months ended March 31, 2009.  There were no realized gains or losses for the three months ended March 31, 2008.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

Noncontrolling Interest

As a result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 160,Noncontrolling Interests in Consolidated Statements, an amendment of ARB No. 51 , on January 1, 2009, we present non-controlling interests (previously shown as minority interest) as a component of equity on our Consolidated Balance Sheets and Consolidated Statement of Equity (Deficit). The adoption of SFAS 160 did not have any other material impact on our financial position, results of operations or cash flow.

New Accounting Pronouncements

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements. FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the consolidated balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE  B- INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at December 31, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – MSTI	$4,444,114	$(1,259,281)	$3,184,833	$ -	8.0
Subscriber lists - EthoStream	2,900,000	(432,985)	2,467,015	-	12.0
Total Amortized Identifiable Intangible Assets	7,344,114	(1,692,266)	5,651,848	-	9.6
Goodwill - MSTI	2,377,768	(2,377,768)	-
Goodwill - EthoStream	8,796,439	(2,000,000)	6,796,439	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$24,392,337	$(6,070,034)	$18,322,303	$-

Total identifiable intangible assets acquired and their carrying values at March 31, 2009 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – MSTI	$4,444,114	$(1,398,159)	$3,045,955	$ -	8.0
Subscriber lists - EthoStream	2,900,000	(493,403)	2,406,597	-	12.0
Total Amortized Identifiable Intangible Assets	7,344,114	(1,891,562)	5,452,552	-	9.6
Goodwill - MSTI	2,377,768	(2,377,768)	-
Goodwill - EthoStream	8,796,439	(2,000,000)	6,796,439	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$24,392,337	$(6,269,330)	$18,123,007	$-

Total amortization expense charged to operations for the three months ended March 31, 2009 and 2008 was $199,296 and 199,295, respectively.

NOTE C – ACCOUNTS RECEIVABLE

Components of accounts receivable as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Accounts receivable (factored)	$1,312,747	$1,961,535
Advances from factor	(688,379)	(1,075,879)
Due from factor	624,368	885,656
Accounts receivable (non-factored)	402,285	325,653
Allowance for doubtful accounts	(186,400)	(186,400)
Total	$840,253	$1,024,909

In February 2008, the Company entered into a factoring agreement to sell, without recourse, certain receivables to an unrelated third party financial institution in an effort to accelerate cash flow.  Under the terms of the factoring agreement the maximum amount of outstanding receivables at any one time is $2.5 million.  Proceeds on the transfer reflect the face value of the account less a discount.  The discount is recorded as interest expense in the Consolidated Statement of Operations in the period of the sale.  Net funds received reduced accounts receivable outstanding while increasing cash.  Fees paid pursuant to this arrangement are included in “Financing expense” in the Consolidated Statement of Operations and amounted to $50,356 for the three months ended March 31, 2009. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE D - INVENTORIES

Components of inventories as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Raw Materials	$765,606	$843,978
Finished Goods	1,207,195	1,089,962
Reserve for Obsolescence	(200,000)	(200,000)
Total	$1,772,801	$1,733,940

NOTE E - PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2009 and December 31, 2008 consists of the following:

	March 31, 2009	December 31, 2008
Cable equipment and installations of subsidiary	$4,882,799	$4,879,799
Telecommunications and related equipment	117,637	117,493
Development Test Equipment	153,486	153,487
Computer Software	160,894	160,894
Leasehold Improvements	490,811	512,947
Office Equipment	377,851	382,851
Office Fixtures and Furniture	383,361	383,361
Total	6,566,839	6,590,831
Accumulated Depreciation	(3,056,330)	(2,846,306)
	$3,510,509	$3,744,525

Depreciation expense included as a charge to income was $33,216 and $56,989 for the three months ended March 31, 2009 and 2008, respectively.

NOTE F – MARKETABLE SECURITIES

Multiband Corporation

In connection with a payment of $75,000 of accounts receivable, the company received 30,000 shares of common stock of Multiband Corporation, a Minnesota-based communication services provider to multiple dwelling units.  The Company classifies this security as available for sale, and is carried at fair market value.  The Company sold its remaining investment in Multiband and recorded a loss of $29,371 during the three months ended March 31, 2009.

NOTE G – LINE OF CREDIT

In September 2008, the Company entered into a two-year line of credit facility with a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by the Company’s inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine (9%) percent per annum, adjusted on the date of any change in such prime or base rate, or (ii) Sixteen percent (16%).  Interest, computed on a 365/360 simple interest basis, and fees on the credit facility are payable monthly in arrears on the last day of each month and continuing on the last day of each month until the maturity date.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.  The outstanding borrowing under the agreement at March 31, 2009 was $774,005.  The Company has incurred interest expense of $33,156 related to the line of credit for the three months ended March 31, 2009. The Prime Rate was 3.25% at March 31, 2009.

On May 12, 2009, the Company received a notice of waiver of the “minimum cash flow to debt service ratio” and the “tangible net worth” requirements under the line of credit facility, as such terms are defined in items D(10)a and D(10)b, respectively, of the line of credit agreement.  The waiver is in effect as of March 31, 2009 and continues for the 90 day period thereafter.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE H - SENIOR CONVERTIBLE DEBENTURES

Senior Convertible Debenture

A summary of convertible debentures payable at March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
Senior Convertible Debentures, accrue interest at 13% per annum and mature on May 29, 2011	$1,828,537	$2,136,650
Debt Discount - beneficial conversion feature, net of accumulated amortization of $407,249 and $295,508 at March 31, 2009 and December 31, 2008, respectively.	(399,640)	(425,458)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $342,217 and $277,913 at March 31, 2009 and December 31, 2008, respectively.	(335,823)	(400,127)

Total	$1,093,074	$1,311,065
Less: current portion	-	-
	$1,093,074	$1,311,065

As of March 31, 2009, the Company has $1,828,537 outstanding in convertible debentures. During the three months ended March 31, 2009, $500,000 of convertible debentures was converted into 5,449,738 shares of common stock.

The Company amortized the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $111,741 and $64,304, respectively, for the three months ended March 31, 2009.

On February 20, 2009, the Company and YA Global entered into an Agreement of Clarification pursuant to which the parties agreed that interest accrued as of December 31, 2008, in the amount of $191,887 shall be added to the principal amount outstanding under the Debentures and that each Debenture be amended to reflect the applicable increase in principal amount.  In connection with this increase in the principal value of the debenture, the Company has recognized an additional $85,923 of debt discount attributed to the beneficial conversion feature of the debenture for the period ended March 31, 2009.

On March 31, 2009, the Company received a notice of waiver from YA Global Investments, L.P. pursuant to which it agreed that, to the extent MSTI is in default under the MSTI Debentures, such default shall not constitute an Event of Default as defined in Section 2(a)(iii) of the May 30, 2008 Debentures the Company issued to YA Global. The waiver is in effect as of December 31, 2008 through June 1, 2009.

At March 31, 2009, the Senior Convertible Debenture had an estimated fair value of $1.1 million.

Senior Convertible Debentures - MST

A summary of convertible promissory notes payable at March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
Senior Convertible Debentures, accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at MSTI Holdings Inc.’s option, and mature on April 30, 2010	$6,657,872	$6,657,872
Senior Convertible Debentures, accrue interest at 8% per annum commencing on the first anniversary of the original issue date of the debentures, payable quarterly in cash or common stock, at MSTI Holdings Inc.’s option, and mature on December 15, 2008	352,631	352,631
Original Issue Discount - net of accumulated amortization of $550,503 and $550,503 at March 31, 2009 and December 31, 2008, respectively.	-	-
Debt Discount - beneficial conversion feature, net of accumulated amortization of $1,591,697 and $1,591,697 at March 31, 2009 and December 31, 2008, respectively.	-	-
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $2,124,569 and $2,124,569 at March 31, 2009 and December 31, 2008, respectively.	-	-

Total	$7,010,503	$7,010,503
Less: current portion	(7,010,503)	(7,010,503)
	$-	$-

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

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

As a result of MSTI’s failure to timely pay its current obligations due to the Senior Lenders under the Additional Debentures in the amount of $352,631, certain events of default have occurred and are continuing beyond any applicable cure or grace period with respect to all of MSTI’s secured obligations due to the Senior Lenders and subordinate lenders. The total amount due is $9,448,506 ($7,010,503 in debenture principal, $2,103,151 in default penalty and $334,852 in accrued interest).  MSTI did not make such payments, and, accordingly, the Senior Lenders may take all steps they deem necessary to protect the Senior Lenders’ interests, including the enforcement and exercise of any and all of its rights, remedies, liens and security interests available to them.

The MSTI Debentures are senior indebtedness and the holders of the MSTI Debentures have a security interest in all of MSTI Holdings, Inc.’s assets.  As a consequence of MSTI’s default, the Senior Lenders have the right to pursue any of the remedies set forth in the security agreements.

As a result of MSTI’s default and ongoing losses, MSTI’s Board and management has determined that it is advisable and in the best interests of the Company and its stockholders, in cooperation with the Senior Lenders to explore various options to satisfy its obligations, including but not limited to, the sale or spin-off of all or substantially all of the assets of Microwave Satellite Technologies, Inc., a wholly owned subsidiary of MSTI which process is currently ongoing.

At March 31, 2009, the carrying amounts of the Senior Convertible Debenture of MST approximate fair value because the entire note had been classified to current maturity.

Aggregate maturities of long-term debt as of March 31, 2009 are as follows:

For the twelve months ended December 31,	Amount
2009	$7,010,503
2010	-
2011	1,828,537
$8,839,040

NOTE I - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of March 31, 2009 and December 31, 2008, the Company has no preferred stock issued and outstanding. The Company has authorized 130,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2009 and December 31, 2008, the Company has 93,058,566 and 87,525,495, respectively, of shares of common stock issued and outstanding.

 During the three months ended March 31, 2009, the Company issued 83,333 shares of common stock to consultants for services performed and services accrued in fiscal 2008.  These shares were valued at $10,000, which approximated the fair value of the shares when they were issued.

During the three months ended March 31, 2009, the Company issued 5,449,738 shares of common stock at approximately $0.09 per share to its senior convertible debenture holders in exchange for $500,000 of debentures.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE J - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	4,558,429	4.39	$1.02	4,227,929	$1.01
$2.00 - $2.99	1,232,500	5.63	$2.48	1,179,500	$2.48
$3.00 - $3.99	966,000	6.31	$3.27	832,750	$3.31
$4.00 - $4.99	90,500	6.31	$4.32	72,000	$4.32
$5.00 - $5.99	124,000	6.08	$5.22	102,000	$5.23
	6,971,429	4.93	$1.71	6,414,179	$1.68

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2008	8,105,429	$1.98
Granted	185,000	1.00
Exercised	-	-
Cancelled or expired	(1,296,500)	2.71
Outstanding at December 31, 2008	6,993,929	$1.82
Granted	320,000	1.00
Exercised	-	-
Cancelled or expired	(342,500)	2.71
Outstanding at March 31, 2009	6,971,429	$1.71

The weighted-average fair value of stock options granted to employees during the three months ended March 31, 2009 and 2008 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	March 31, 2009	March 31, 2008
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.5%	3.0%
Expected stock price volatility	81%	74%
Expected dividend payout	-	-
Expected option life (in years)	5.0	5.0
Fair value per share of options granted	$0.30	$0.62

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

There were no options exercised during the period ended March 31, 2009 or March 31, 2008.

The total fair value of shares vested during the period ended March 31, 2009 and 2008 was $83,810 and $222,198, respectively.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the period ended March 31, 2009 and 2008 was $193,657 and $355,499, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of March 31, 2009 is $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	1,815,937	3.09	$1.00	1,815,937	$1.00

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2008	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2009	1,815,937	$1.00

There were no non-employee stock options vested during the three months ended March 31, 2009 and 2008, respectively.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2008	7,673,627	$4.15
Issued	4,164,140	1.31
Exercised	(3,380,000)	0.70	*
Canceled or expired	-	-
Outstanding at December 31, 2008	8,457,767	$2.19
Issued	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2009	8,457,767	$2.19
______________
*The warrants were issued to Enable Capital and originally priced at $4.17 per share.  In February 2008, these warrants were re-priced to $0.6978258 per share and the holders exercised the warrants on a cashless basis and received 1,000,000 shares

The Company did not issue any warrants during the period ended March 31, 2009.  The Company granted 383,782 warrants to Convertible Senior Notes holders during the period ended March 31, 2008.  The Company did not issue any compensatory warrants during the period ended March 31, 2009 and 2008.

The purchase price of the warrants issued to Convertible Senior Note holders was adjusted from $4.70 to $4.39 per share and approximately 79,000 additional warrants were issued during the period ended March 31, 2008 in accordance with the anti-dilution protection provision of the Convertible Senior Notes Payable Agreement (“the Agreement”) dated October 27, 2005, upon the occurrence of certain events as defined in the Agreement.

In February 2008, the Company amended certain stock purchase warrants held by private placement investors to reduce the exercise price under such warrants from $4.17 per share to $0.6978258 per share.  The warrants entitled the holders to purchase an aggregate of up to 3,380,000 shares of Telkonet’s common stock.   Subsequently, these private placement investors exercised all of their warrants on a cashless basis using the five day volume average weighted price (VWAP) as of January 31, 2008 of $.99 resulting in the issuance of 1,000,000 shares of Company common stock.  The Company has accounted for the amended warrants issued, valued at $1,224,236, as other expense using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, an average risk-free interest rate of 3.5% a dividend yield of 0% and volatility of 70%.  In addition, during the period ended March 31, 2008, the Company recorded non-cash expenses of $574,426 for issuing additional warrants and the re-pricing of outstanding warrants in accordance with the anti-dilution provision of the warrant agreements.

NOTE K - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

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
MARCH 31, 2009
(UNAUDITED)

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

NOTE L- BUSINESS CONCENTRATION

Revenue from one (1) major customer approximated $563,758 or 14% of total revenues for the three months ended March 31, 2009. Revenue from two (2) major customers approximated $1,949,384 or 39% of total revenues for the three months ended March 31, 2008.  Total accounts receivable of $158,676, or 9% of total accounts receivable, were due from these customers as of March 31, 2009. Total accounts receivable of $158,353, or 13% of total accounts receivable, was due from these customers as of March 31, 2008.

Purchases from two (2) major suppliers approximated $795,686, or 66% of purchases, and $1,038,652, or 55% of purchases, for the three months ended March 31, 2009 and 2008, respectively. Total accounts payable of approximately $278,787, or 5% of total accounts payable, was due to this supplier as of March 31, 2009, and $1,084,000, or 21% of total accounts payable, was due to this supplier as of March 31, 2008.

NOTE M- FAIR VALUE MEASUREMENTS

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

The following table sets forth the Company’s short- and long-term investments as of March 31, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

(in thousands)	Level 1	Level 2	Level 3	Assets at fair value
Cash and cash equivalents	$199	$-	$-	$199
Marketable securities	368	-	-	368
Long-term investments	-	-	63	63

Derivative liabilities	-	2,395	-	2,395
Long-term debt	-	-	$1,093	1,093
Total	$567	$2,395	$1,156	$4,118

NOTE N- BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

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

Microwave Satellite Technologies (MST), offers complete sales, installation, and service of VSAT and business television networks, and became a full-service national Internet Service Provider (ISP). The MST solution offers a complete “Quad-play” solution to subscribers of HDTV, VoIP telephony, NuVision Broadband Internet access and wireless fidelity (“Wi-Fi”) access, to commercial multi-dwelling units and hotels.

The measurement of losses and assets of the reportable segments is based on the same accounting principles applied in the consolidated financial statements.

Financial data relating to reportable operating segments is as follows:

	March 31, 2009		December 31, 2008
	TKO	MST	TKO	MST

Current assets, excluding intercompany	$2,630,648	$538,634	$2,915,859	$529,907
Property and equipment, net	355,330	3,155,179	274,403	3,470,122
Other assets	15,943,511	3,113,358	16,065,815	3,252,237
Due from MST (intercompany)	2,478,414	-	2,181,793	-
Total assets	$21,407,903	$6,807,171	$21,437,870	$7,252,266

Current liabilities, excluding intercompany	5,552,967	13,776,031	5,371,645	13,488,012
Long term liabilities	3,537,550	-	3,934,982	-
Due to TKO (intercompany)	-	2,478,414	-	2,181,793
Total liabilities	$9,090,517	$16,254,445	$9,306,627	$15,669,805

Capital expenditures	$1,300	$3,000	$9,000	$1,133,629

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

	Three Months Ended
	March 31, 2009		March 31, 2008
	TKO	MST	TKO	MST

Revenues	$2,897,952	$1,035,968	$4,037,566	$921,455
Gross profit (loss)	1,515,479	193,576	1,143,405	(26,587)

Research and development	275,962	-	665,122	-
Selling, general and administrative	1,629,792	555,691	2,525,443	1,060,067
Depreciation and amortization	86,834	145,678	107,577	148,707
Stock based compensation	83,810	99,847	303,698	133,301
Total operating expenses	2,076,398	801,216	3,601,840	1,342,075

Loss from operations	(560,919)	(607,640)	(2,458,435)	(1,368,662)
Other income (expenses)	(34,486)	(339,305)	(1,819,471)	(8,197)
Loss before noncontrolling interest and provision for income taxes	$(595,405)	$(946,945)	$(4,277,906)	$(1,376,859)

 NOTE O - SUBSEQUENT EVENTS

NYSE AMEX Notice of a Listing Deficiency

The Company has been informally notified by NYSE AMEX (the “Exchange”) that it intends to cite the company for a financial impairment based on a review of the Company's latest Annual Report on Form 10-K.   The Company expects to receive formal notice, after which it will be required to submit a plan of remediation (the "Plan") by a date certain advising the Exchange of any action it has taken, or will take, that would bring the Company into compliance with the Exchange's continued listing standards.  Upon receipt of the Plan, the Exchange will evaluate it and determine whether the Company has made a reasonable demonstration of an ability to regain compliance with the Exchange's continued listing standards. If the Plan is accepted, the Company may be able to continue its listing during the Plan period, during which time it will be subject to periodic reviews to determine whether it is making progress consistent with the Plan.

Lawsuit filed by the Company’s former CEO

The Company has been served with a summons and complaint by Ronald Pickett, the Company’s former CEO, in a lawsuit brought against the Company in the Circuit Court for Montgomery County, Maryland.  The complaint alleges that the Company failed to make certain agreed upon severance payments to Mr. Pickett and failed to reimburse Mr. Pickett for his cellular phone bills and high speed internet access during the severance period.  The complaint further alleges that the Company failed to pay certain travel expenses from Air Wilmington of approximately $40,000.00 that the Company had previously agreed to pay on Mr. Pickett’s behalf.  Mr. Pickett is seeking a judgment for $294,000 plus interest, costs and attorneys fees.  Additionally, Mr. Pickett makes a claim for treble damages under the Maryland Wage Payment and Collection Act.  The Company intends to vigorously defend against this claim.

Senior Convertible Debenture

Subsequent to the period ended March 31, 2009, the Company has issued 2,725,205 shares of its common stock for the repayment of $222,514 of the principal value of the outstanding convertible debentures issued to YA Global Investments LP.

Loss of Control - MSTI

As previously reported, on February 26, 2009, the Company executed and completed a Stock Purchase Agreement with William Davis pursuant to which the Company sold, and Mr. Davis purchased, 2,800,000 shares of MSTI Holdings, Inc. (“MSTI”) common stock (the “MSTI Shares”) beneficially owned by the Company for an aggregate purchase price of $10,000.  In connection with the sale of the MSTI Shares to Mr. Davis, the Company entered into a Partial Release of Lien with YA Global Investments, L.P. (“YA Global”), pursuant to which, in consideration of YA Global’s agreement to release its lien and security interest on the MSTI Shares, the Company paid a commitment fee to YA Global comprised of 157,000 shares of MSTI common stock.   As a result of the transactions described above, the Company now beneficially owns 15,543,000 shares of MSTI common stock, which represents 49% of the issued and outstanding shares of MSTI common stock.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

The Company has historically consolidated its investment in MSTI as a consolidated majority-owned subsidiary.  On April 22, 2009, Warren V. Musser and Thomas C. Lynch submitted their resignations as directors of MSTI.  As a result of these resignations and the decrease in beneficial ownership resulting from the transactions described above, the Company is no longer required to consolidate MSTI as a majority- owned subsidiary and the Company’s investment in MSTI will now be accounted for under the cost method.

The following unaudited pro forma condensed financial statements are based on the historical financial statements of Telkonet, Inc. (“Telkonet”) and MSTI Holdings, Inc. (“MSTI”) after giving effect to the assumptions and adjustments which management made based on available information and in their opinion, fairly present the unaudited pro forma condensed financial statements.  The pro forma balance sheet was prepared as if the transaction occurred on March 31, 2009 and the statements of operations were prepared as if the loss of control event, using the cost method of accounting, had occurred on the first day of the period presented.

The pro forma data is for informational purposes only and may not necessarily reflect future results of operations or financial position or what the results of operations or financial position would have been had the loss of control event occurred on the first day of the period presented.  The unaudited pro forma condensed financial statements should be read in conjunction with the historical financial statements, including the notes thereto, of Telkonet included in this Form 10-Q.

TELKONET, INC.
UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
AS OF MARCH 31, 2009

	Historical			Pro Forma
		MSTI	Combined
	Telkonet	Holdings, Inc.	Total	Adjustments		Telkonet
ASSETS
Current Assets:
Cash and cash equivalents	$97,336	$101,431	$198,767	$(101,431)	(1)	$97,336
Accounts Receivable, net	561,560	278,693	840,253	(278,693)	(1)	561,560
Inventory	1,772,801	-	1,772,801	-		1,772,801
Due from MSTI (intercompany)	2,478,414	(2,478,414)	-	2,478,414	(1)	-
				(2,478,414)	(2)
Other current assets	198,951	158,510	351,395	(158,510)	(1)	198,951
Total current assets	5,109,062	(1,939,780)	3,169,282	(538,634)		2,630,648

Property and equipment, net	355,330	3,155,179	3,510,509	(3,155,179)	(1)	355,330

Other Assets:
Marketable securities	367,653	-	367,653	-		367,653
Deferred financing costs, net	399,999	-	399,999	-		399,999
Investment in MSTI	9,607,822	(9,607,822)	-	9,607,822	(1)	-
				(9,607,822)	(3)
Goodwill and other intangible assets	15,077,052	3,045,955	18,123,007	(3,045,955)	(1)	15,077,052
Other long term assets	98,807	67,403	166,210	(67,403)	(1)	98,807
Total other assets	25,551,333	(6,494,464)	19,056,869	(3,113,358)		15,943,511

TOTAL ASSETS	$31,015,725	$(5,279,065)	$25,736,660	$(6,807,171)		$18,929,489

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$4,400,467	$6,064,463	$10,464,930	$(6,064,463)	(1)	$4,400,467
Line of credit	774,005	-	774,005	-		774,005
Capital lease payable – current	-	191,092	191,092	(191,092)	(1)	-
Related party advances	-	284,692	284,692	(284,692)	(1)	-
Convertible debentures of subsidiary - current	-	7,010,503	7,010,503	(7,010,503)	(1)	-
Other current liabilities	376,831	187,631	564,462	(187,631)	(1)	376,831
Total current liabilities	5,551,303	13,738,381	19,289,684	(13,738,381)		5,551,303

Long Term Liabilities:
Convertible debentures, net of discounts	1,093,074	-	1,093,074	-		1,093,074
Derivative liability	2,395,348	-	2,395,348	-		2,395,348
Other long term debt	50,791	-	50,791	-		50,791
Total long term liabilities	3,539,213	-	3,539,213	-		3,539,213

Commitments and Contingencies	-	-	-	-		-

Equity :
Preferred stock, par value $0.001	-	-	-	-		-
Common stock, par value $0.001	93,059	-	93,059	-		93,059
Additional paid-in capital	118,785,727	-	118,785,727	-		118,785,727
(Accumulated deficit) retained earnings	(96,953,577)	(18,955,441)	(115,909,018)	18,955,441	(1)	(109,039,813)
				(2,478,414)	(2)
				(9,607,822)	(3)
Total stockholders’ equity	21,925,209	(18,955,441)	2,969,768	6,869,205		9,838,973
Noncontrolling interest	-	(62,005)	(62,005)	62,005		-
Total equity	21,925,209	(19,017,446)	2,907,763	6,931,210	(3)	9,838,973

TOTAL LIABILITIES AND EQUITY	$31,015,725	$(5,279,065)	$25,736,660	$(6,807,171)		$18,929,489

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

TELKONET, INC.
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Historical			Pro Forma
		MSTI	Combined
	Telkonet	Holdings, Inc.	Total	Adjustments		Telkonet

Total Revenue	$2,897,952	$1,035,968	$3,933,920	$(1,035,968)	(1)	$2,897,952

Cost of Sales	1,382,473	842,392	2,224,865	(842,392)	(1)	1,382,473

Gross Profit	1,515,479	193,576	1,709,055	(193,576)	(1)	1,515,479

Costs and Expenses:
Research and Development	275,962	-	275,962	-		275,962
Selling, General and Administrative	1,629,792	555,691	2,185,483	(555,691)	(1)	1,629,792
Stock Based Compensation	83,810	99,847	183,657	(99,847)	(1)	83,810
Depreciation and Amortization	86,834	145,678	232,512	(145,678)	(1)	86,834
Total Operating Expense	2,076,398	801,216	2,877,614	(801,216)		2,076,398

Loss from Operations	(560,919)	(607,640)	(1,168,559)	607,640		(560,919)

Other Income (Expenses):
Financing Expenses, net	(268,816)	(339,305)	(608,121)	339,305	(1)	(268,816)
Gain on Derivative Liability	263,701	-	263,701	-		263,701
(Loss) on Sale of Investment	(29,371)	-	(29,371)	-		(29,371)
Total Other Income (Expenses)	(34,486)	(339,305)	(373,391)	339,305		(34,486)

Loss Before Provision for Income Taxes	(595,405)	(946,945)	(1,542,350)	946,945		(595,405)
Provision for Income Taxes	-	-	-	-		-
Net Loss	$(595,405)	$(946,945)	$(1,542,350)	$946,945		$(595,405)
Net Loss Attributable to Noncontrolling Interest	$-	$434,648	$434,648	$(434,648)		$-)

Net Loss Attributable to Common Shareholders	$(595,405)	$(512,297)	$(1,107,702)	$(512,297)		$(595,405)

Loss per share attributable to common shareholders	$(0.01)		$(0.01)			$(0.01)
Weighted average shares outstanding	90,325,734		90,325,734			90,325,734

The following pro forma adjustments are included in the unaudited pro forma condensed combined financial statements:

(1) Reflects the deconsolidation of MSTI Holdings, Inc from Telkonet's financial statements on a pro forma basis as of March 31, 2009.

(2) A reserve was taken against the intercompany loans owed to Telkonet due to uncertainty of collectibility.

(3) Reflects the reduction in the carrying value of investment in MSTI based on accumulated losses by MSTI incurred since acquisition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended March 31, 2009 and 2008, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2008 filed on April 1, 2009.

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

The Company classifies revenue and cost of sales into two categories: product and recurring. Product revenue is defined as products and installation services for the Company’s broadband networks and energy management products. Recurring (lease) revenue is primarily monthly subscription revenue for support and network maintenance contracts for our broadband network platforms and for Quad Play services (as defined below) offered by MSTI. Product and labor costs directly related to sales are allocated to cost of sales in the period in which they are provided. For management reporting purposes, all other expenses are classified as operating expenses, and are recorded as such in the consolidated statement of operations. The Company reports financial results for the following operating business segments:

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

MST Segment (“MSTI”)

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

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of March 31, 2009 and December 31, 2008. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the three months ended March 31, 2009 and the year ended December 31, 2008, the Company experienced approximately three percent of units returned under its product warranty policy. As of March 31, 2009 and December 31, 2008, the Company recorded warranty liabilities in the amount of $139,131 and $146,951, respectively, using this experience factor.

New Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note A of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

Revenues

The Company’s revenue is derived from product sales and recurring revenue in the hospitality, education, healthcare and government markets of the Telkonet Segment. MSTI revenue is primarily derived from services provided to a subscriber portfolio of MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York.

The table below outlines product versus recurring (lease) revenues for comparable periods:

	Three Months Ended
	March 31, 2009		March 31, 2008		Variance

Product	$2,078,978	53%	$3,374,826	68%	$(1,295,848)	-38%
Recurring	1,854,942	47%	1,584,195	32%	270,747	17%
Total	$3,933,920	100%	$4,959,021	100%	$(1,025,101)	-21%

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

For the three months ended March 31, 2009, product revenue in the Telkonet Segment was approximately $1,918,000, and decreased by 40% when compared to the prior year period.  Telkonet Segment product revenue for the three months ended March 31, 2009 includes approximately $1,400,000 attributed to the sale of energy management products, and approximately $500,000 from the sales of broadband networking products and services to the hospitality market.  During the quarter ended March 31, 2008, the Company began the rollout of a energy management contract with a national hotel operator, which accounted for approximately 40% of Telkonet’s product revenue for the quarter.  In addition, the Telkonet Segment’s product revenues for the quarter ended March 31, 2009 were impacted by the economy, and certain customers cancelled or delayed their orders for Telkonet products.  However, management believes that our products and services, specifically energy management, will provide the Company growth opportunities and we anticipate quarterly growth in the energy management and hospitality markets during the year ended December 31, 2009.

MSTI product revenue arises from the sale of equipment, installations and ancillary services provided to customers independent of the subscriber model. Product revenue in this segment for the three months ended March 31, 2009, was approximately $160,000, and decreased by 7% when compared to the prior year period.

Recurring  Revenue

The recurring revenue in the Telkonet segment includes over 2,500 hotels in our broadband network portfolio, and we currently support over 200,000 HSIA rooms, with over 2 million monthly users.   For the three months ended March 31, 2009, recurring revenue was approximately $980,000, and increased by 17% when compared to the prior year period.  We anticipate growth to our subscriber base as we deploy additional sites under contract and increase Telkonet’s strategic franchise and group alliances through the Ethostream brand.

For the three months ended March 31, 2009, the recurring revenue for the MSTI subscriber base was approximately $875,000, and increased by 17% when compared to the prior year period.  The MSTI subscriber portfolio includes MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York.

 Cost of Sales

	Three Months Ended
	March 31, 2009		March 31, 2008		Variance

Product	$1,161,393	56%	$2,551,939	76%	$(1,390,546)	-54%
Recurring	1,063,472	57%	1,290,264	81%	(226,792)	-18%
Total	$2,224,865	57%	$3,842,203	77%	$(1,617,338)	-42%

Product Costs

The Telkonet Segment product costs include equipment and installation labor related to the sale of Telkonet SmartEnergy™ products, Telkonet Series 5™ products and the Telkonet iWire System™.  For the three months ended March 31, 2009, product costs in the Telkonet Segment were approximately $1,100,000, and decreased by 55% when compared to the prior year period in connection with the decreased sales in the Telkonet Segment when compared to the prior year period.

MSTI product costs primarily consist of equipment and installation labor for installation and ancillary services provided to customers. For the three months ended March 31, 2009, product costs for MSTI amounted to approximately $85,000.

Recurring Costs

For the three months ended March 31, 2009, recurring costs for the Telkonet Segment were approximately $306,000, and decreased by 30% when compared to the prior year, primarily due to the increase in efficiency in providing support services to EthoStream’s customers.

The MST Segment’s recurring costs amounted to approximately $757,000, for the three months ended March 31, 2009.  These costs consist of customer support, programming and amortization of the capitalized costs to support the subscriber revenue.  The capitalized costs are amortized over the lease term and include equipment and installation labor.

Gross Profit

	Three Months Ended
	March 31, 2009		March 31, 2008		Variance

Product	$917,585	44%	$822,887	24%	$94,698,	12%
Recurring	791,470	43%	293,931	19%	497,539	169%
Total	$1,709,055	43%	$1,116,818	23%	$592,237	53%

Product Gross Profit

The gross profit for the three months ended March 31, 2009 increased compared to the prior year period as a result of increased operating efficiencies in the Telkonet Segment and represented 43% of product revenue. We expect to maintain our gross profit margins on product sales of energy management products and services, to hospitality, utility and government market customers.

Recurring Gross Profit

The Telkonet Segment’s gross profit associated with recurring revenue increased for the three months ended March 31, 2009, and represented approximately 69% of recurring revenue.  The centralized remote monitoring and management platform and internal call support center has provided the platform to increase profit margins on the Telkonet Segment’s recurring revenue.

MSTI’s gross profit represented approximately 19% of total revenue for the three months ended March 31, 2009, compared to the prior year period, primarily due to programming costs and the support infrastructure.

Operating Expenses

	Three Months Ended
	March 31, 2009	March 31, 2008	Variance

Total	$2,877,614	$4,943,915	$(2,066,301)	-42%

During the three months ended March 31, 2009, operating expenses for the Telkonet Segment were approximately $2,076,000, and decreased by -42% when compared to the prior year period.  This decrease is primarily related to the reduction in operating expenses in 2008 in connection with the corporate restructuring.  When compared to the prior year period, research and development expenses decreased by approximately $400,000 and selling, general and administrative expenses decreased by approximately $900,000.  We do not anticipate any significant changes to operating expenses for the remainder of 2009.

During the three months ended March 31, 2009, operating expenses for MSTI were approximately $800,000 and operating expenses decreased by 40% when compared to the prior year, primarily from the reduction in selling, general and administrative expenses of approximately $500,000.

Research and Development

	Three Months Ended
	March 31, 2009	March 31, 2008	Variance

Total	$275,962	$665,122	$(389,160)	-59%

Telkonet’s research and development costs related to both present and future products are expensed in the period incurred. Total expenses decreased for the three months ended March 31, 2009 by approximately $389,000, or -59%. The Research and Development costs are associated with the development of the Telkonet Series 5™ product suite and the integration of new applications to the Telkonet iWire System™, and the development of next generation Telkonet SmartEnergy™ (TSE) and Networked Telkonet SmartEnergy™ (NTSE) products. Following the restructuring of research and development activities in November 2008, the Company expects to maintain the current cost structure for research and development in 2009.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31, 2009	March 31, 2008	Variance

Total	$2,175,483	$3,585,510	$(1,410,027)	-39%

During the three months ended March 31, 2009, selling, general and administrative expenses for the Telkonet Segment decreased over the comparable prior year period by approximately $1,400,000, or -39%. This decrease is primarily the result of the efficiencies in the organization resulting in reduced salary and related costs by $737,000, sales and marketing of $235,000 and professional fees of $162,000, office expenses of $95,000 and travel costs of $82,000. We do not expect to significantly increase our selling, general and administrative expenses in 2009, except as necessary to meet future growth opportunities.

During the three months ended March 31, 2009, selling, general and administrative expenses for MSTI were approximately $556,000 and operating expenses decreased by 48% when compared to the prior year.  This decrease is primarily the result of salary and related costs of $275,000, professional fees for legal, accounting, and investor relations services of $152,000, and sales and marketing expenses of $72,000.

Backlog

The Telkonet Segment maintains contracts and monthly services for more than 2,500 hotels which are expected to generate approximately $3,600,000 annual recurring support and internet advertising revenue.

The MSTI subscriber portfolio includes approximately 22 MDU properties with bulk service agreements and/or access licenses to service the individual subscribers in metropolitan New York. The remaining terms of the access agreements provide MSTI access rights from 7 to 15 years with the final agreement expiring in 2016 and the revenues to be recognized under non-cancelable bulk agreements provide a minimum of $1,470,000 in revenue through 2013.

Liquidity and Capital Resources

Working Capital

Our working capital decreased by $706,511 during the three months ended March 31, 2009 from a working capital deficit of $15,413,891 at December 31, 2008 to a working capital deficit of $16,120,402 at March 31, 2009. The decrease in working capital for the three months ended March 31, 2009 is due to a combination of factors, of which the significant factors include:

•	Cash had a net decrease from working capital by $83,222 for the three months ended March 31, 2009. The most significant uses and proceeds of cash were:

o	Approximately $276,000 of cash consumed directly in operating activities

o	A sale of our investment in Multiband for proceeds of approximately $33,000.

o	A draw-down of $200,000 on our line of credit to fund inventory purchases.

Of the total current assets of $3,169,282 as of March 31, 2009, cash represented $198,767.  Of the total current assets of $3,445,766 as of December 31, 2008, cash represented $281,989.

Line of Credit

In September 2008, the Company entered into a two-year line of credit facility with a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by the Company’s inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine (9%) percent per annum, adjusted on the date of any change in such prime or base rate, or (ii) sixteen percent (16%).  Interest, computed on a 365/360 simple interest basis, and fees on the credit facility are payable monthly in arrears on the last day of each month and continuing on the last day of each month until the maturity date.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.   The outstanding borrowing under the agreement at March 31, 2009 was $774,005.  The Company has incurred interest expense of $33,156 related to the line of credit for the three months ended March 31, 2009. The Prime Rate was 3.25% at March 31, 2009.

On May 12, 2009, the Company received a notice of waiver of the “minimum cash flow to debt service ratio” and the “tangible net worth” requirements under the line of credit facility, as such terms are defined in items D(10)a and D(10)b, respectively, of the line of credit agreement.  The waiver is in effect as of March 31, 2009 and continues for the 90 day period thereafter.

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

On February 20, 2009, the Company and Buyer entered into an Agreement of Clarification pursuant to which the parties agreed that interest accrued as of December 31, 2008, in the amount of $191,887 shall be added to the principal amount outstanding under the Debentures and that each Debenture be amended to reflect the applicable increase in principal amount.

On March 31, 2009, the Company received a notice of waiver from Buyer pursuant to which it agreed that, to the extent MSTI is in default of the MSTI Debentures, such default shall not constitute an Event of Default as defined in Section 2(a)(iii) of the May 30, 2008 Debentures the Company issued to Buyer. The waiver is in effect as of December 31, 2008 through June 1, 2009.

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

In connection with the placement of the MSTI Debentures, MSTI also issued to the MSTI Debenture holders, five-year warrants to purchase an aggregate of 5,058,730 shares of MSTI common stock at an exercise price of $1.00 per share. In connection with the issuance of the MSTI Debentures, MSTI incurred placement fees of $423,500. Additionally, MSTI issued its placement agents five-year warrants to purchase 708,222 shares of MSTI common stock at an exercise price of $1.00 per share.  On February 11, 2008, the MSTI Debenture holders executed a letter agreement with MSTI waiving their rights to receive any potential liquidated damages under the registration rights agreement executed in connection with this transaction in exchange for a reduction in their warrant exercise price from $1.00 to $0.65.

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

As a result of MSTI’s default and ongoing losses, MSTI’s Board of Directors and management has determined that it is advisable and in the best interests of the Company and its stockholders, in cooperation with MSTI’s Senior Lenders to explore various options to satisfy its obligations, including but not limited to, the sale or spin-off of all or substantially all of the assets of Microwave Satellite Technologies, Inc., a wholly owned subsidiary of MSTI which process is currently ongoing.

Acquisition of Microwave Satellite Technologies, Inc. (MSTI)

On January 31, 2006, the Company acquired a 90% interest in MSTI from Frank Matarazzo, the sole stockholder of MSTI in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000. The cash portion of the purchase price was paid in two installments, $900,000 at closing and $900,000 in February 2007. The stock portion is payable from shares held in escrow, 400,000 shares of which were paid at closing and the remaining 1,200,000 shares of which shall be issued based on the achievement of 3,300 “Triple Play” subscribers over a three year period. As of November 1, 2008, the Company has issued 800,000 shares of the purchase price contingency. In the event the Company’s common stock price is below $4.50 per share upon the final issuance of shares from escrow, a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million. As of May 14, 2009, the Company’s common stock price was below $4.50. To the extent that the market price of the Company’s common stock is below $4.50 per share upon issuance of the shares from escrow, the number of shares issuable on conversion is ratably increased, which could result in further dilution of the Company’s stockholders.

In April 2008, the Company released from escrow 200,000 shares of the purchase price contingency.  In June 2008, the Company released from escrow an additional 400,000 shares in exchange for Mr. Matarazzo’s agreement to a debt covenant contained in the transaction documents executed in connection with the debenture financing with YA Global Investments LP which prohibits the use of the proceeds obtained in the debt financing to fund MSTI.

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

Proceeds from the issuance of common stock

During the three months ended March 31, 2009, the Company did not receive any proceeds from the issuance of its common stock.

Cashflow analysis

Cash utilized in operating activities was $276,475 during the three months ended March 31, 2009 compared to $814,661 in the prior year period.  For the remainder of the year ended December 31, 2009, our primary capital needs are for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund inventory purchases.  We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products; (ii) reducing our inventory levels and managing our operating expenses; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our receivable and inventory-based agreements.

The Company was provided and utilized cash for investing activities of $28,829 and $449,354 during the three months ended March 31, 2009, and 2008, respectively.  During the three months ended March 31, 2009, these activities involved the sale of the Company’s remaining investment in Multiband for proceeds of $33,129 and capital expenditures of approximately $4,300 for the purchase of computer equipment.  During the three months ended March 31, 2008, these expenditures were primarily due to the purchase of equipment under operating lease by MSTI.

The Company had cash from financing activities of $164,424 and $92,837 during the three months ended March 31, 2009 and 2008, respectively.  During the three months ended March 31, 2009, these activities involved the draw-down of $200,000 from the working capital line of credit for inventory purchases, which was partially offset by $25,000 in financing costs paid during the period related to the accounts receivable factoring program.  During the three months ended March 31, 2008, the financing activities involved the sale of 2.5 million shares of common stock at $0.60 per share for a total of $1,500,000, in February 2008, the proceeds of which were used to repay the outstanding principal amount on the GRQ Note.  Additionally, the Company received a $200,000 loan from a board member, which was offset by $102,185 in financing costs paid in connection with the accounts receivable factoring program initiated in February 2008.

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

While we have raised capital in 2008 to assist in our working capital and financing needs, additional financing is likely required in order to meet our current and projected cash flow requirements from operations and development. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Acquisition or Disposition of Property and Equipment

During the three months ended March 31, 2009, fixed assets and costs of equipment under operating leases increased $4,300 primarily from purchases of computer equipment and peripherals used in day-to-day operations.  The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

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

Number of Employees

As of May 1, 2009, the Company had 122 full time employees, including employees of its subsidiary MSTI.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,828,537	-	1,828,537	-	-
Current Debt Obligations	$7,784,508	7,784,508	-	-	-
Capital Lease Obligations	$258,542	258,542	-	-	-
Operating Lease Obligations	$1,295,278	67,662	238,018	263,990	725,608
Purchase Obligations	$-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	$-	-	-	-	-
Total	$11,166,865	8,110,712	2,066,555	263,990	725,608

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

Marketable Securities

Telkonet maintained investments in two publicly-traded companies for the three months ended March 31, 2009.  The Company has classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Unrealized gains on the sale of one investment resulted in a gain of $32,750 recorded for the three months ended March 31, 2009 and unrealized losses of $538,967 were recorded for the three months ended March 31, 2008.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.   Realized losses of $29,371 were recorded for the sale of the Company’s investment in Multiband during the three months ended March 31, 2009.  There were no realized gains or losses for the three months ended March 31, 2008.

Investments in Privately Held Companies

We have invested in a privately held company, which is in the startup or development stage. This investment is inherently risky because the market for the products of this company is developing and may never materialize. As a result, we could lose our entire initial investment in this company. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of this company and none is expected to develop. This investment is carried at cost, which as of May 1, 2009 was $8,000 and recorded in other assets in the Consolidated Balance Sheet.

Item 4.  Controls and Procedures.

As of March 31, 2009, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls of acquired businesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.  During the three months ended March 31, 2009, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since inception through March 31, 2009, the Company has incurred cumulative losses of $(115,909,018) and has never generated enough funds through operations to support its business. Additional capital may be required in order to provide working capital requirements for the next twelve months.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $12.7 million at March 31, 2009 resulting from recent and past acquisitions. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description Of Document

2.1	MST Stock Purchase Agreement and Amendment (incorporated by reference to our 8-K filed on February 2, 2006)
2.2	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K filed on March 2, 2007)
2.3	Unit Purchase Agreement by and among Telkonet, Inc., Ethostream, LLC and the members of Ethostream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K filed on March 16, 2007)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Amendment to Articles of Incorporation (incorporated by reference to our Form 10-Q (No. 001-31972), filed August 11, 2008)
3.3	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.1	Form of Promissory Note (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008.
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008.
4.3	Form of Convertible Debenture (incorporated by reference to our Form 8-K (No. 001-31972) filed on June 5, 2008.
4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on June 5, 2008.
10.1	Amended and Restated Telkonet, Inc. Incentive Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-412), filed on April 17, 2002)
10.2	Employment Agreement by and between Telkonet, Inc. and Frank T. Matarazzo, dated as of February 1, 2006 (incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2006)
10.3	Settlement Agreement by and among Telkonet, Inc. and Kings Road Investments Ltd., dated as of August 14, 2006 (incorporated by reference to our Form 8-K (No. 001-31972), filed on August 16, 2006)
10.4
Settlement Agreement by and among Telkonet, Inc. and Portside Growth & Opportunity Fund, dated as of August 14, 2006 (incorporated by reference to our Form 8-K (No. 001-31972), filed on August 16, 2006)

10.5	Employment Agreement by and between Telkonet, Inc. and Jason Tienor, dated as of March 15, 2007(incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
10.6	Employment Agreement by and between Telkonet, Inc. and Jeff Sobieski, dated as of March 15, 2007(incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
10.7	Securities Purchase Agreement, dated May 30, 2008, by and between Telkonet, Inc. and YA Global Investments LP (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2008)
10.8	Registration Rights Agreement, dated May 30, 2008, by and between Telkonet, Inc. and YA Global Investments LP (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2008)
10.9	Security Agreement, dated May 30, 2008, by and between Telkonet, Inc. and YA Global Investments LP (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2008)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard J. Leimbach
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard J. Leimbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: May 14, 2009	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer