Form 10-Q
period 2009-06-30
TELKONET INC
filed 2009-08-14
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

For the period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 95,884,001 shares of Common Stock ($.001 par value) as of August 14, 2009.

TELKONET, INC.
FORM 10-Q for the Quarter Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30,	December 31,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$120,173	$168,492
Accounts receivable, net	782,283	836,336
Inventories	1,374,493	1,733,940
Other current assets	163,985	230,539
Current assets from discontinued operations	-	476,459
Total current assets	2,440,934	3,445,766

Property and equipment, net	321,273	403,593

Other assets:
Marketable securities	367,653	397,403
Deferred financing costs, net	340,588	432,136
Goodwill and other intangible assets, net	15,016,632	15,137,469
Other assets	95,179	98,807
Other assets from discontinued operations	-	6,593,169
Total other assets	15,820,052	22,658,984

Total Assets	$18,582,259	$26,508,343

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,665,453	$4,557,257
Line of credit	714,020	574,005
Other current liabilities	252,563	278,033
Current Liabilities from discontinued operations	-	13,450,362
Total current liabilities	5,632,036	18,859,657

Long-term liabilities:
Convertible debentures, net of debt discounts of $619,050 and $825,585, respectively	986,973	1,311,065
Derivative liability	1,219,775	2,573,126
Deferred lease liability and other	50,791	50,791
Total long-term liabilities	2,257,539	3,934,982

Commitments and contingencies	-	-

Equity
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Common stock, par value $.001 per share; 155,000,000 shares authorized; 95,833,871 and 87,525,495 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	95,834	87,526
Additional paid-in-capital	119,096,381	118,197,450
Accumulated deficit	(108,499,531)	(114,801,318)
Accumulated comprehensive loss	-	(32,750)
Total stockholders’ equity	10,692,684	3,450,908
Non-controlling interest	-	262,795
Total equity	10,692,684	3,713,703

Total Liabilities and Equity	$18,582,259	$26,508,343

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008
Revenues, net:
Product	$2,098,640	$3,781,214	$4,017,067	$6,983,451
Recurring	1,011,729	826,917	1,991,254	1,662,246
Total Revenue	3,110,369	4,608,131	6,008,321	8,645,697

Cost of Sales:
Product	1,032,183	2,265,073	2,108,822	4,723,851
Recurring	303,513	422,680	609,347	858,063
Total Cost of Sales	1,335,696	2,687,753	2,718,169	5,581,914

Gross Profit	1,774,673	1,920,378	3,290,152	3,063,783

Operating Expenses:
Research and Development	222,316	492,689	498,278	1,157,811
Selling, General and Administrative	1,737,376	2,619,897	3,357,168	5,145,340
Impairment write-down in investment in affiliate	-	380,000	-	380,000
Stock Based Compensation	83,810	206,432	177,620	510,130
Depreciation and Amortization	93,683	107,577	180,517	215,154
Total Operating Expense	2,137,185	3,806,595	4,213,583	7,408,435

Loss from Operations	(362,512)	(1,886,217)	(923,431)	(4,344,652)

Other Income (Expenses):
Financing Expense, net	(212,720)	(152,832)	(481,536)	(1,948,007)
Gain (Loss) on Derivative Liability	1,175,573	(1,018,453)	1,439,274	(1,018,453)
(Loss) on Sale of Investment	-	-	(29,371)	-
Total Other Income (Expenses)	962,853	(1,171,285)	928,367	(2,966,460)

Income (Loss) Before Provision for Income Taxes	600,341	(3,057,502)	4,936	(7,311,112)
Provision for Income Taxes	-	-	-	-

Income (Loss) from Continuing Operations	$600,341	$(3,057,502)	$4,936	$(7,311,112)

Discontinued Operations
Income (Loss) from Discontinued Operations	(123,438)	(1,174,339)	(635,735)	(2,041,760)
Gain on Deconsolidation	6,932,586	-	6,932,586	-

Net Income (Loss)	$7,409,489	$(4,231,841)	$6,301,787	$(9,352,872)

Net income (loss) per share:
Income (loss) per share from continuing operations - basic	$0.01	$(0.04)	$0.00	$(0.10)
Income (loss) per share from continuing operations - diluted	$0.01	$(0.04)	$0.00	$(0.10)
Income (loss) per share from discontinued operations – basic	$0.07	$(0.01)	$0.07	$(0.03)
Income (loss) per share from discontinued operations – diluted	$0.07	$(0.01)	$0.07	$(0.03)
Net income (loss) per share – basic	$0.08	$(0.05)	$0.07	$(0.13)
Net income (loss) per share - diluted	$0.08	$(0.05)	$0.07	$(0.13)

Weighted Average Common Shares Outstanding - basic	94,765,021	77,319,806	92,550,245	74,583,911
Weighted Average Common Shares Outstanding - diluted	94,765,021	77,319,806	92,550,245	74,583,911

Comprehensive Income (Loss):
Net Income (Loss)	$7,409,489	$(4,231,841)	$6,301,787	$(9,352,872)
Unrecognized Gain (Loss) on Investment	-	(1,019,237)	32,750	(1,558,204)

Comprehensive Income (Loss)	$7,409,489	$(5,251,078)	$6,334,537	$(10,911,076)

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2009 THROUGH JUNE 30, 2009

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at January 1, 2009			87,525,495	$87,526	$118,197,450	$(114,801,318)	$(32,750)	$262,795	$3,713,703

Shares issued in exchange for services rendered at approximately $0.12 per share	-	-	83,333	83	9,917	-	-	-	10,000

Shares issued for warrants exercised at $0.09 per share	-	-	50,100	50	4,545	-	-	-	4,595

Shares issued in exchange for convertible debentures	-	-	8,174,943	8,175	714,339	-	-	-	722,514

Stock-based compensation expense related to employee stock options	-	-	-	-	167,620	-	-		167,620

Stock-based compensation expense related to the re-pricing of investor warrants	-	-	-	-	2,510	-	-	-	2,510

Unrealized Gain on available for sale securities	-	-	-	-	-	-	32,750	-	32,750

Reclass of non-controlling interest	-	-	-	-	-	-	-	(262,795)	(262,795)

Income from discontinued operations	-	-	-	-	-	6,296,851	-	-	6,296,851

Income from continuing operations	-	-	-	-	-	4,936	-	-	4,936

Balance at June 30, 2009	-	$ -	95,833,871	$95,834	$119,096,381	$(108,499,531)	$-	$-	$10,692,684

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2009	2008
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net income (loss) attributable to common shareholders	$6,301,787	$(9,352,872)
Net (income) loss from discontinued operations	(6,296,851)	2,041,760
Net income (loss) from continuing operations	4,936	(7,311,112)

Adjustments to reconcile net income (loss) from operations to cash provided by (used in) operating activities:
Amortization of debt discounts and financing costs	409,006	12,794
Loss on sale of investment	29,371	-
(Gain) loss on derivative liability	(1,439,274)	1,018,453
Impairment write-down on goodwill	-	380,000
Stock based compensation	177,620	769,037
Fair value of issuance of warrants and re-pricing (financing expense)	2,510	1,837,612
Depreciation and amortization	180,517	215,154

Increase / decrease in:
Accounts receivable, trade and other	671,371	769,325
Inventories	359,447	290,436
Prepaid expenses and deposits	63,975	(125,756)
Deferred revenue	(61,095)	(29,335)
Other Assets	82,840	274,121
Accounts payable, accrued expenses, net	(369,354)	539,110
Cash provided by (used in) continuing operations	111,870	(1,360,161)
Cash used in discontinued operations	(287,997)	(761,944)
Net Cash Used In Operating Activities	(176,127)	(2,122,105)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,675)	(14,375)
Advances to unconsolidated subsidiary	(305,539)	-
Proceeds from sale of investment	33,129	-
Cash used in continuing operations	(275,085)	(14,375)
Cash used in discontinued operations	(5,979)	(766,586)
Net Cash Used In Investing Activities	(281,064)	(780,961)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible debentures	-	1,500,000
Proceeds from sale of common stock, net of costs and fees	-	1,500,000
Proceeds from issuance of notes payable	-	400,000
Proceeds from line of credit	140,015	-
Financing fees	(25,000)	(462,511)
Repayment of notes payable	-	(1,500,000)
Proceeds from the exercise of warrants	4,595	-
Repayment of capital lease and other	(4,714)	(3,422)
Cash provided by continuing operations	114,896	1,434,067
Cash provided by discontinued operations	293,976	64,204
Net Cash Provided By Financing Activities	408,872	1,498,271

Net (Decrease) In Cash and Equivalents	(48,319)	(1,404,795)
Cash and cash equivalents at the beginning of the period	168,492	1,629,583
Cash and cash equivalents at the end of the period	$120,173	$224,788

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
	2009	2008
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for financing expenses	$114,739	$175,532
Income taxes paid	-	-
Non-cash transactions:
Stock based compensation to employees and consultants in exchange for services	$170,130	$769,037
Fair value of issuance of warrants and re-pricing (financing expense)	2,510	1,837,612
(Gain) loss on derivative liability	(1,439,274)	1,018,453
Impairment write-down on goodwill	-	380,000
Amortization of debt discount on convertible debentures and financing costs	409,006	12,794
Accrued interest re classified as convertible debenture principal	191,887	-
Value of common stock issued in exchange for conversion of debenture principal	722,514	-

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Telkonet, Inc., formed in 1999 and incorporated under the laws of the state of Utah, has evolved into a Clean Technology company that develops and manufactures proprietary energy efficiency and SmartGrid networking technology.  Prior to January 1, 2007, the Company was primarily engaged in the business of developing, producing and marketing proprietary equipment enabling the transmission of voice and data communications over a building’s existing internal electrical wiring.

In January 2006, of the Company acquired 90% of Microwave Satellite Technologies, Inc. (MST), and through this subsidiary, the Company began offering complete sales, installation, and service of VSAT and business television networks, and became a full-service national Internet Service Provider (ISP).  In 2009, the Company completed the deconsolidation of MST by reducing its ownership percentage and board membership.  Financial statements and accompanying notes included in this report include disclosure of the results of operations for MST, for all periods presented, as discontinued operations.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc. and EthoStream, LLC.  Significant intercompany transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has reported a net income available to common shareholders of $6,301,787 for the six months ended June 30, 2009.  However, the Company has reported operating losses of $923,431, excluding gains on derivative liabilities and discontinued operations, for the six months ended June 30, 2009.  In addition, the Company has reported an accumulated deficit of $108,499,531 and a working capital deficit of $3,191,101 as of June 30, 2009.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

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

Fair Value of Financial Instruments

In January 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.  The Company’s adoption of FAS 157 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with FAS 157.

Investments

Telkonet maintained investments in two publicly-traded companies for the period ended June 30, 2009.  The Company has classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Unrealized gains on the sale of one investment resulted in a gain of $32,750 recorded for the period ended June 30, 2009 and unrealized losses of $1,558,204 were recorded for the period ended June 30, 2008.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.   Realized losses of $29,371 were recorded for the sale of the Company’s investment in Multiband during the period ended June 30, 2009.  There were no realized gains or losses for the period ended June 30, 2008.

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
JUNE 30, 2009
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

Noncontrolling Interest

As a result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Statements, an amendment of ARB No. 51 , on January 1, 2009, we present non-controlling interests (previously shown as minority interest) as a component of equity on our Consolidated Balance Sheets and Consolidated Statement of Equity (Deficit).  The adoption of SFAS 160 did not have any other material impact on our financial position, results of operations or cash flow.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE  B- INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at December 31, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists - EthoStream	$2,900,000	$(432,986)	$2,467,014	$-	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(432,986)	2,467,014	-	9.6
Goodwill - EthoStream	8,796,439	(2,000,000)	6,796,439	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$17,570,455	$(2,432,985)	$15,137,469	$-

Total identifiable intangible assets acquired and their carrying values at June 30, 2009 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists - EthoStream	$2,900,000	$(553,823)	$2,346,177	$-	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(553,823)	2,346,177	-	12.0
Goodwill - EthoStream	8,796,439	(2,000,000)	6,796,439	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$17,570,455	$(2,553,823)	$15,016,632	$-

Total amortization expense charged to operations for the three and six months ended June 30, 2009 and 2008 was $60,417 and $120,833, and $60,417 and $120,833, respectively.

NOTE C – ACCOUNTS RECEIVABLE

Components of accounts receivable as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Accounts receivable (factored)	$1,603,973	$1,961,535
Advances from factor	(739,277)	(1,075,879)
Due from factor	864,696	885,656
Accounts receivable (non-factored)	93,916	127,080
Allowance for doubtful accounts	(176,329)	(176,400)
Total	$782,283	$836,336

In February 2008, the Company entered into a factoring agreement to sell, without recourse, certain receivables to an unrelated third party financial institution in an effort to accelerate cash flow.  Under the terms of the factoring agreement the maximum amount of outstanding receivables at any one time is $2.5 million.  Proceeds on the transfer reflect the face value of the account less a discount.  The discount is recorded as interest expense in the Consolidated Statement of Operations in the period of the sale.  Net funds received reduced accounts receivable outstanding while increasing cash.  Fees paid pursuant to this arrangement are included in “Financing expense” in the Consolidated Statement of Operations and amounted to $105,189 for the period ended June 30, 2009.  The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE D - INVENTORIES

Components of inventories as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Raw Materials	$751,357	$843,978
Finished Goods	823,136	1,089,962
Reserve for Obsolescence	(200,000)	(200,000)
Total	$1,374,493	$1,733,940

NOTE E - PROPERTY AND EQUIPMENT

The Company’s property and equipment at June 30, 2009 and December 31, 2008 consists of the following:

	June 30, 2009	December 31, 2008
Telecommunications and related equipment	$117,637	$117,493
Development Test Equipment	153,484	153,484
Computer Software	160,894	160,894
Leasehold Improvements	228,017	248,778
Office Equipment	377,851	377,851
Office Fixtures and Furniture	265,315	265,315
Total	1,303,201	1,328,818
Accumulated Depreciation	(981,928)	(925,225)
	$321,273	$403,593

Depreciation expense included as a charge to income was $35,432 and $64,561 and $43,117 and $88,227 for the three and six months ended June 30, 2009 and 2008, respectively.

NOTE F – MARKETABLE SECURITIES

Multiband Corporation

In connection with a payment of $75,000 of accounts receivable, the Company received 30,000 shares of common stock of Multiband Corporation, a Minnesota-based communication services provider to multiple dwelling units.  The Company classifies this security as available for sale, and it is carried at fair market value.  The Company sold its remaining investment in Multiband and recorded a loss of $29,371 in January 2009.

NOTE G – LINE OF CREDIT

In September 2008, the Company entered into a two-year line of credit facility with a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by the Company’s inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine (9%) percent per annum, adjusted on the date of any change in such prime or base rate, or (ii) sixteen percent (16%).  Interest, computed on a 365/360 simple interest basis, and fees on the credit facility are payable monthly in arrears on the last day of each month and continuing on the last day of each month until the maturity date.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.  The outstanding borrowing under the agreement at June 30, 2009 was $714,020.  The Company has incurred interest expense of $78,069 related to the line of credit for the six months ended June 30, 2009.  The Prime Rate was 3.25% at June 30, 2009.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

On August 13, 2009, the Company received a notice of waiver of the “minimum cash flow to debt service ratio” and the “tangible net worth” requirements under the line of credit facility, as such terms are defined in items D(10)a and D(10)b, respectively, of the line of credit agreement.  The waiver is in effect as of June 30, 2009 and continues for the 90 day period thereafter.

NOTE H - SENIOR CONVERTIBLE DEBENTURES

Senior Convertible Debenture

A summary of convertible debentures payable at June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
Senior Convertible Debentures, accrue interest at 13% per annum and mature on May 29, 2011	$1,606,023	$2,136,650
Debt Discount - beneficial conversion feature, net of accumulated amortization of $470,506 and $295,508 at June 30, 2009 and December 31, 2008, respectively.	(336,383)	(425,458)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $395,373 and $277,913 at June 30, 2009 and December 31, 2008, respectively.	(282,667)	(400,127)

Total	$986,973	$1,311,065
Less: current portion	-	-
	$986,973	$1,311,065

As of June 30, 2009, the Company has $1,606,023 outstanding in convertible debentures. During the six months ended June 30, 2009, $722,514 of convertible debentures was converted into 8,174,943 shares of common stock.

The Company amortized the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $174,998 and $117,460, and $20,027, and $15,716, respectively, for the six months ended June 30, 2009, and 2008.

On February 20, 2009, the Company and YA Global entered into an Agreement of Clarification pursuant to which the parties agreed that interest accrued as of December 31, 2008, in the amount of $191,887 shall be added to the principal amount outstanding under the Debentures and that each Debenture be amended to reflect the applicable increase in principal amount.  In connection with this increase in the principal value of the debenture, the Company has recognized an additional $85,923 of debt discount attributed to the beneficial conversion feature of the debenture for the period ended June 30, 2009.

On July 8, 2009, the Company and YA Global amended the Debentures to provide for monthly payments of interest, as opposed to quarterly payments.  The Company and YA Global agreed that the Company shall pay $72,008 representing accrued and unpaid interest through June 30, 2009 upon the earlier to occur of (i) August 15, 2009 or (ii) the date the Company receives the proceeds of financing from the Wisconsin Department of Commerce.  On August 13, 2009, YA Global agreed to defer the August 15, 2009 interest payment until September 15, 2009.

At June 30, 2009, the Senior Convertible Debenture had an estimated fair value of $1.0 million.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Aggregate maturities of long-term debt as of June 30, 2009 are as follows:

For the twelve months ended December 31,	Amount
2009	$-
2010	-
2011	1,606,023
$1,606,023

NOTE I - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of June 30, 2009 and December 31, 2008, the Company has no preferred stock issued and outstanding.  The Company has authorized 155,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2009 and December 31, 2008, the Company has 95,833,871 and 87,525,495, respectively, shares of common stock issued and outstanding.

During the six months ended June 30, 2009, the Company issued 83,333 shares of common stock to consultants for services performed and services accrued in fiscal 2008.  These shares were valued at $10,000, which approximated the fair value of the shares when they were issued.

During the six months ended June 30, 2009, the Company issued 8,174,943 shares of common stock at approximately $0.09 per share to its senior convertible debenture holders in exchange for $722,514 of debentures.

NOTE J - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	4,417,133	4.18	$1.02	4,266,883	$1.01
$2.00 - $2.99	997,500	5.73	$2.52	951,250	$2.51
$3.00 - $3.99	540,000	6.33	$3.23	400,500	$3.29
$4.00 - $4.99	70,000	6.08	$4.33	55,000	$4.34
$5.00 - $5.99	100,000	5.82	$5.17	83,000	$5.16
	6,124,633	4.67	$1.56	5,756,633	$1.53

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2008	8,105,429	$1.98
Granted	185,000	1.00
Exercised	-	-
Cancelled or expired	(1,296,500)	2.71
Outstanding at December 31, 2008	6,993,929	$1.82
Granted	320,000	1.00
Exercised	-	-
Cancelled or expired	(1,189,296)	2.91
Outstanding at June 30, 2009	6,124,633	$1.56

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

The weighted-average fair value of stock options granted to employees during the period ended June 30, 2009 and 2008 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	June 30, 2009	June 30, 2008
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.5%	3.0%
Expected stock price volatility	81%	74%
Expected dividend payout	-	-
Expected option life (in years)	5.0	5.0
Expected forfeiture rate	12%	12%
Fair value per share of options granted	$0.30	$0.62

The expected life of awards granted represents the period of time that they are expected to be outstanding.  We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures.  We estimate the volatility of our common stock based on the calculated historical volatility of our own common stock using the trailing 60 months of share price data prior to the date of the award.  We base the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.  We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation for those awards that are expected to vest. In accordance with SFAS No. 123R, we adjust share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.

There were no options exercised during the period ended June 30, 2009 or 2008.

The total fair value of shares vested during the period ended June 30, 2009 and 2008 was $167,620 and $428,630, respectively.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the three and six months ended June 30, 2009 and 2008 was $83,810 and $177,670, and $206,432 and $510,130, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of June 30, 2009 is $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants.  These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	1,815,937	2.84	$1.00	1,815,937	$1.00

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2008	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2009	1,815,937	$1.00

There were no non-employee stock options vested during the period ended June 30, 2009 and 2008, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.58	806,639	2.59	$0.58	856,639	$0.58
$0.60	800,000	3.85	$0.60	800,000	$0.60
$0.61	2,500,000	3.92	$0.61	2,500,000	$0.61
$2.59	862,452	2.12	$2.59	862,452	$2.59
$3.98	3,078,864	2.29	$3.98	3,078,864	$3.98
$4.17	359,712	3.06	$4.17	359,712	$4.17
	8,407,667	2.97	$2.19	8,457,667	$2.19

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2008	7,673,627	$4.15
Issued	4,164,140	1.31
Exercised	(3,380,000)	0.70	*
Canceled or expired	-	-
Outstanding at December 31, 2008	8,457,767	$2.19
Issued	-	-
Exercised	(50,100)	0.10
Canceled or expired	-	-
Outstanding at June 30, 2009	8,407,667	$2.19
______________

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

*The warrants were issued to Enable Capital and originally priced at $4.17 per share.  In February 2008, these warrants were re-priced to $0.6978258 per share and the holders exercised the warrants on a cashless basis and received 1,000,000 shares

The Company did not issue any warrants during the period ended June 30, 2009.  During the period ended June 30, 2008, the Company granted 645,632 warrants to Convertible Senior Notes holders, 2,100,000 to a Convertible Debenture holder and 800,000 to a Note holder.  The Company did not issue any compensatory warrants during the period ended June 30, 2009 and 2008.

The purchase price of the warrants issued to Convertible Senior Note holders was adjusted from $4.70 to $4.39 per share and approximately 79,000 additional warrants were issued during the period ended June 30, 2008 in accordance with the anti-dilution protection provision of the Convertible Senior Notes Payable Agreement (the “Agreement”) dated October 27, 2005, upon the occurrence of certain events as defined in the Agreement.

In February 2008, the Company amended certain stock purchase warrants held by private placement investors to reduce the exercise price under such warrants from $4.17 per share to $0.6978258 per share.  The warrants entitled the holders to purchase an aggregate of up to 3,380,000 shares of Telkonet’s common stock.   Subsequently, these private placement investors exercised all of their warrants on a cashless basis using the five day volume average weighted price (VWAP) as of January 31, 2008 of $.99 resulting in the issuance of 1,000,000 shares of Company common stock.  The Company has accounted for the amended warrants issued, valued at $1,224,236, as other expense using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, an average risk-free interest rate of 3.5% a dividend yield of 0% and volatility of 70%.  In addition, during the period ended June 30, 2008, the Company recorded non-cash expenses of $574,426 for issuing additional warrants and the re-pricing of outstanding warrants in accordance with the anti-dilution provision of the warrant agreements.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Purchase Price Contingency

In conjunction with the acquisition of MST on January 31, 2006, the stock portion of the purchase price was price protected for the benefit of the former owner of MST. In the event the Company’s common stock price is below $4.50 per share upon the achievement of thirty three hundred (3,300) subscribers during the three (3) year period following the closing (as extended) a pro rata adjustment in the number of shares will be required to support the aggregate consideration of $5.4 million.  The issuance of additional shares or distribution of other consideration upon resolution of the contingency based on the Company’s common stock prices will not affect the cost of the acquisition.  When the contingency is resolved or settled, and additional consideration is distributable, the Company will record the current fair value of the additional consideration and the amount previously recorded for the common stock issued will be simultaneously reduced to the lower current value of the Company’s common stock.  In addition, the Company agreed to fully fund the MST three year business plan, established on January 31, 2006.  The parties originally agreed, in the event, for any reason, the Company materially fails to satisfy its funding obligations under the acquisition agreement, that the former owners of MST shall be entitled to the release of any and all consideration held in reserve.  However the parties deleted this provision in a May, 2008 agreement wherein the Company made a minimum commitment of $2.3 million to fund MST's business plan in accordance with Section 11.1 of the Stock Purchase Agreement between Telkonet and Frank T. Matarazzo.  In addition, the adjustment date for the achievement of MST's 3,300 subscribers was extended an additional six months from January 31, 2009 to July 31, 2009.  In April 2008 the Company issued from escrow 200,000 shares of the reserve shares and advanced 400,000 of such shares in June 2008 in exchange for Mr. Matarazzo’s agreement to a debt covenant restricting the use of proceeds in the Company’s debenture financing with YA Global Investments LP.

NOTE L- BUSINESS CONCENTRATION

Revenue from one major customer approximated $785,649 or 13% of total revenues for the period ended June 30, 2009. Revenue from two (2) major customers approximated $4,233,118 or 49% of total revenues for the period ended June 30, 2008.  Total accounts receivable of $80,776, or 4% of total accounts receivable, were due from these customers as of June 30, 2009. Total accounts receivable of $532,190, or 29% of total accounts receivable, was due from these customers as of June 30, 2008.

Purchases from one major supplier approximated $698,482, or 62% of purchases during the period ended June 30, 2009, and $1,395,828, or 47% of purchases, for the period ended June 30, 2008, respectively. Total accounts payable of approximately $92,507, or 3% of total accounts payable, was due to this supplier as of June 30, 2009, and $1,167,254, or 18% of total accounts payable, was due to this supplier as of June 30, 2008.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

The following table sets forth the Company’s short- and long-term investments as of June 30, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

(in thousands)	Level 1	Level 2	Level 3	Assets at fair value
Cash and cash equivalents	$120	$-	$-	$120
Marketable securities	368	-	-	368
Long-term investments	-	-	8	8

Derivative liabilities	-	1,219	-	1,219
Long-term debt	-	-	$987	987
Total	$488	$1,219	$995	$2,702

NOTE N – DISCONTINUED OPERATIONS

On January 31, 2006, the Company acquired a 90% interest in Microwave Satellite Technologies, Inc. (“MST”) in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock.  In May 2007, MST merged with MSTI Holdings Inc. (“MSTI”) (formerly Fitness Xpress-Software Inc.) and as a result of the merger, the Company’s common stock in MST was exchanged for 63% of the outstanding shares of common stock of MSTI Holdings Inc.  The Company has historically consolidated its investment in MSTI as a consolidated majority-owned subsidiary.

On February 26, 2009, the Company executed a Stock Purchase Agreement pursuant to which the Company sold 2.8 million shares of MSTI common stock (the “MSTI Shares”) for an aggregate purchase price of $10,000.  As a result of this transaction, the Company beneficially owns 49% of the issued and outstanding shares of MSTI common stock.

On April 22, 2009, Warren V. Musser and Thomas C. Lynch, members of the Company’s Board of Directors, submitted their resignations as directors of MSTI.  As a result of these resignations, and the decrease in beneficial ownership resulting from the transaction described above, the Company is no longer required to consolidate MSTI as a majority- owned subsidiary and the Company’s investment in MSTI will now be accounted for under the cost method.

On June 26, 2009, MSTI entered into an Agreement and Consent to Acceptance of Collateral (“Agreement”) with its senior secured lenders, Alpha Capital Anstalt, Gemini Master Fund, Ltd., Whalehaven Capital Fund Limited and Brio Capital L.P. (“Secured Lenders”).   The Secured Lenders were the senior secured creditors of MSTI with regard to obligations in the total principal amount of $1,893,295 (together, the “Secured Lender Obligations”).

Under the Agreement: (a) MSTI (i) agreed and consented to the transfer to MST Acquisition Group LLC (the “Designee”), for the benefit of the Secured Lenders, of all of the assets of MSTI (the “Pledged Collateral”) in full satisfaction of the Secured Lender Obligations, and (ii) waived and released (x) all right, title and interest it has or might have in or to the Pledged Collateral, including any right to redemption, and (y) any claim for a surplus; and (b) the Secured Lenders agreed to accept the Pledged Collateral in full satisfaction of the Secured Lender Obligations and waived and released MSTI from any further obligations with respect to the Secured Lender Obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Net income (loss) from discontinued operations on the consolidated statement of operations for the six month period ended June 30, 2009 includes the gain on deconsolidation of $6,932,586, offset by MSTI's net loss of $(635,735) for the six month period ended June 30, 2009.  The market value of the MSTI common shares owned at June 30, 2009 was $0.03 per share, or $466,290.  However, as of the date of this filing and due to the transaction discussed above, MSTI can no longer operate as a going concern and therefore the Company considers the decline in value on its investment in MSTI permanently impaired.  As a result, the Company has fully written off its investment in MSTI and has not included any value for MSTI in the balance sheet as of June 30, 2009.

Six Months ended June 30, 2009
Fair value of MSTI investment as of June 30, 2009; 15,543,000 shares at $0.00 per share	$-
Cost basis of MSTI investment at June 30, 2009, including intercompany loans and receivables	(12,192,281)
Recovery of MSTI cumulative net losses included in consolidated operating results	19,124,867
Gain on deconsolidation	6,932,586
MSTI’s net loss for the six months ended June 30, 2009	(635,735)
Net gain from discontinued operations	$6,296,851

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended June 30, 2009 and 2008, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2008 filed on April 1, 2009.

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

Telkonet's wholly-owned subsidiary, EthoStream, LLC, operates one of the largest hospitality high-speed Internet access (HSIA) networks in the United States.  Although this business is successful in its own right, its significant customer base in the hospitality industry (i.e. approximately 2,500 properties that represent over 200,000 rooms) has created an opportunity for Telkonet to market its energy efficiency solutions more successfully.  It also provides a marketing opportunity for the Company’s more traditional HSIA offerings, including the Telkonet iWire System.  The iWire System offers a fast and cost effective way to deliver commercial high-speed broadband access from an IP “platform” using a building’s existing electrical infrastructure to convert virtually every electrical outlet into a high-speed data port without the installation of additional wiring or major disruption of business activity.  EthoStream represents a significant portion of Telkonet's hospitality growth and market share (described in detail in the Segment Reporting section).

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

On April 22, 2009, the Company completed the deconsolidation of MSTI Holdings, Inc. (MSTI).  To effect the deconsolidation of MSTI, the Company was required to reduce its ownership percentage and board membership. On February 26, 2009, the Company executed a Stock Purchase Agreement pursuant to which the Company sold 2.8 million shares of MSTI common stock and following this transaction, the Company beneficially owns 49% of the issued and outstanding shares of MSTI common stock.  On April 22, 2009, Warren V. Musser and Thomas C. Lynch, members of the Company’s Board of Directors, submitted their resignations as directors of MSTI.  As a result, the majority of MSTI’s board of directors is no longer controlled by the Company.  As a result of the deconsolidation, the interim financial statements have been revised to present the previously consolidated operations as discontinued operations.

The Company's headquarters is located at 20374 Seneca Meadows Parkway in Germantown, Maryland 20876.  Telkonet’s reports that are filed pursuant to the Securities Exchange Act of 1934 are posted on the Company's website: www.telkonet.com.

The Company classifies revenue and cost of sales into two categories: product and recurring. Product revenue is defined as products and installation services for the Company’s broadband networks and energy management products.  Recurring revenue is primarily monthly subscription revenue for support and network maintenance contracts for our broadband network platforms. Product and labor costs directly related to sales are allocated to cost of sales in the period in which they are provided.  For management reporting purposes, all other expenses are classified as operating expenses, and are recorded as such in the consolidated statement of operations.

Forward Looking Statements

This report may contain “forward-looking statements,” which represent the Company’s expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company’s results, operations, performance, financial condition, plans, growth and strategies, which include, without limitation, statements preceded or followed by or that include the words “may,” “will,” “expect,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology.  Any statements contained in this report or the information incorporated by reference that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(F) of the Securities Exchange Act of 1934. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors, including those risk factors discussed under “Risk Factors”, many of which are also beyond the Company’s control.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  The Company does not undertake any obligation to update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except to the extent such updates and/or revisions are required by applicable law.

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

The Company’s guarantees were issued subject to the recognition and disclosure requirements of FIN 45 as of June 30, 2009 and December 31, 2008.  The Company records a liability for potential warranty claims.  The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors.  The products sold are generally covered by a warranty for a period of one year.  In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the period ended June 30, 2009 and the year ended December 31, 2008, the Company experienced approximately three percent of units returned under its product warranty policy.  As of June 30, 2009 and December 31, 2008, the Company recorded warranty liabilities in the amount of $124,446 and $146,951, respectively, using this experience factor.

New Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note A of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	June 30, 2009		June 30, 2008		Variance

Product	$2,098,640	67%	$3,781,214	82%	$(1,682,574)	-44%
Recurring	1,011,729	33%	826,917	18%	184,812	23%
Total	$3,110,369	100%	$4,608,131	100%	$(1,497,762)	-33%

	Six Months Ended
	June 30, 2009		June 30, 2008		Variance

Product	$4,017,067	67%	$6,983,451	81%	$(2,966,384)	-42%
Recurring	1,991,254	33%	1,662,246	19%	329,008	20%
Total	$6,008,321	100%	$8,645,697	100%	$(2,637,376)	-31%

Product revenue

Product revenue principally arises from the sale and installation of SmartGrid and broadband networking equipment, including Telkonet SmartEnergy™ products, Telkonet Series 5™ products and the Telkonet iWire System™.  Telkonet markets and sells to hospitality, education, healthcare and government markets.  The Telkonet Series 5™ and the Telkonet iWire SystemTM consist of the Telkonet Gateways, Telkonet Extenders, the patented Telkonet Coupler, and Telkonet iBridges.  The Telkonet SmartEnergy™ product suite consists of thermostats, sensors and controllers.

For the three and six months ended June 30, 2009, product revenue decreased by 44% and 42%, respectively, when compared to the prior year periods, primarily due to the prior year rollout of an energy management contract with a national hotel operator, which accounted for 35% and 44% of product revenue for the three and six months ended June 30, 2008.  Product revenue for the three and six months ended June 30, 2009 includes approximately $1.3 million and $2.7 million, respectively, attributed to the sale of energy management products, and approximately $750,000 and $1.1 million, respectively, from the sales of broadband networking products and services to the hospitality market.  In addition, product revenues for the three and six months ended June 30, 2009 were down overall due to the impact of the current economy, which has continued to cause delays in planned opportunities with new and existing customers.  However, quarter over quarter revenue has increased in 2009 by approximately 7% and management believes that our products and services, specifically energy management, will provide the Company additional growth opportunities.  We anticipate nominal quarterly growth in the energy management and hospitality markets during the year ended December 31, 2009.

Recurring Revenue

Recurring revenue includes approximately 2,500 hotels in our broadband network portfolio.  We currently support over 200,000 HSIA rooms, with over 2 million monthly users.   For the three and six months ended June 30, 2009, recurring revenue increased by 23% and 20%, respectively, when compared to the prior year periods.  We anticipate growth to our subscriber base as we deploy additional sites under contract and increase Telkonet’s strategic franchise and group alliances through the Ethostream brand.

 Cost of Sales

	Three Months Ended
	June 30, 2009		June 30, 2008		Variance

Product	$1,032,183	49%	$2,265,073	60%	$(1,232,890)	-54%
Recurring	303,513	30%	422,680	51%	(119,167)	-28%
Total	$1,335,696	43%	$2,687,753	58%	$(1,352,057)	-50%

	Six Months Ended
	June 30, 2009		June 30, 2008		Variance

Product	$2,108,822	52%	$4,723,851	68%	$(2,615,029)	-55%
Recurring	609,347	31%	858,063	52%	(248,716)	-29%
Total	$2,718,169	45%	$5,581,914	65%	$(2,863,745)	-51%

Product Costs

Product costs include equipment and installation labor related to the sale of Telkonet SmartEnergy™ products, Telkonet Series 5™ products and the Telkonet iWire System™.  For the three and six months ended June 30, 2009, product costs decreased by 54% and 55% when compared to the prior year periods, primarily in connection with the decreased sales in the prior year periods.  However, product costs for the three and six months ended June 30, 2009 also decreased as a percentage of revenue from 60% to 49%, and 68% to 52%, when compared to the prior year periods, which is reflective of the consolidation of operations in the Milwaukee, WI operations center.

Recurring Costs

For the three and six months ended June 30, 2009, recurring costs decreased by 28% and 29% when compared to the prior year periods, primarily due to the increase in efficiency in providing support services to EthoStream’s customers through the Milwaukee, WI operations center.

Gross Profit

	Three Months Ended
	June 30, 2009		June 30, 2008		Variance

Product	$1,066,457	51%	$1,516,141	40%	$(449,684)	-29%
Recurring	708,216	70%	404,237	49%	303,979	75%
Total	$1,774,673	57%	$1,920,378	42%	$(145,705)	-7%

	Six Months Ended
	June 30, 2009		June 30, 2008		Variance

Product	$1,908,245	48%	$2,259,600	32%	$(351,355)	-16%
Recurring	1,381,907	69%	804,183	48%	577,724	72%
Total	$3,290,152	55%	$3,063,783	35%	$226,369	7%

Product Gross Profit

Gross profit margins for the three and six months ended June 30, 2009 increased from 40% to 51%, and 32% to 48% when compared to the prior year periods as a result of increased operating efficiencies.  We expect to maintain our gross profit margins between 45% to 50% on our sales of energy management products and services, to hospitality, utility and government market customers.

Recurring Gross Profit

Gross profit margins associated with recurring revenue were 70% and 69% for the three and six months ended June 30, 2009.  The centralized remote monitoring and management platform and internal call support center has provided the platform to increase and maintain healthy profit margins on recurring revenue.

Operating Expenses

	Three Months Ended
	June 30, 2009	June 30, 2008	Variance

Total	$2,137,185	$3,806,595	$(1,669,410)	-44%

	Six Months Ended
	June 30, 2009	June 30, 2008	Variance

Total	$4,213,583	$7,408,435	$(3,194,852)	-43%

During the three and six months ended June 30, 2009, operating expenses decreased by 44% and 43%, respectively, when compared to the prior year periods.  This decrease is primarily related to the overall reduction in operating expenses in 2008 in connection with the corporate restructuring, and the reduction of research and development and overhead staffing at the corporate headquarters office.   We do not anticipate any significant changes to operating expenses for the remainder of 2009.

Research and Development

	Three Months Ended
	June 30, 2009	June 30, 2008	Variance

Total	$222,316	$492,689	$(270,373)	-55%

	Six Months Ended
	June 30, 2009	June 30, 2008	Variance

Total	$498,278	$1,157,811	$(659,533)	-57%

Telkonet’s research and development costs related to both present and future products are expensed in the period incurred. Total expenses decreased for the three and six months ended June 30, 2009 by approximately $270,000, or -55%, and $660,000, or -57%, respectively.  The Research and Development costs are associated with the development of the Telkonet Series 5™ product suite and the integration of new applications to the Telkonet iWire System™, and the development of next generation Telkonet SmartEnergy™ (TSE) and Networked Telkonet SmartEnergy™ (NTSE) products. The Company expects to maintain the current cost structure for research and development in 2009.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30, 2009	June 30, 2008	Variance

Total	$1,737,376	$2,619,897	$(882,521)	-34%

	Three Months Ended
	June 30, 2009	June 30, 2008	Variance

Total	$3,357,168	$5,145,340	$(1,788,172)	-35%

During the three and six months ended June 30, 2009, selling, general and administrative expenses decreased over the comparable prior year periods by approximately 34% and 35%, respectively.  This decrease when compared to the prior year periods is primarily the result of the efficiencies in the organization resulting in reduced salary and related costs by $420,000 and $750,000, respectively, as well as other significant reductions in sales and marketing expenses of $214,000 and $452,000, respectively, professional fees of $70,000 and $235,000, office expenses of $70,000 and $164,000, and travel costs of $92,000 and $179,000.  We do not expect to significantly increase our selling, general and administrative expenses in 2009, except as necessary to meet future growth opportunities.

Discontinued Operations

We had net income from discontinued operations of $6,296,851, or $0.07 per share, for the six months ended June 30, 2009, compared to net loss from discontinued operations of $(2,041,760), or $(0.03) per share, for the six months ended June 30, 2008.  Net income from discontinued operations for the six months ended June 30, 2009 includes the gain on deconsolidation of $6,932,586, offset by MSTI's net loss of $635,735 for the six months ended June 30, 2009.

Backlog

The Telkonet Segment maintains contracts and monthly services for approximately 2,500 hotels which are expected to generate approximately $3,600,000 annual recurring support and internet advertising revenue.

Liquidity and Capital Resources

Working Capital

Our working capital decreased by $751,113 during the six months ended June 30, 2009 from a working capital deficit of $2,439,988 at December 31, 2008 to a working capital deficit of $3,191,101 at June 30, 2009, excluding working capital attributed to discontinued operations.  The decrease in working capital for the six months ended June 30, 2009 is due to a combination of factors, of which the significant factors include:

•	Cash had a net decrease from working capital by $48,319 for the six months ended June 30, 2009. The most significant uses and proceeds of cash were:

o	Approximately $112,000 of cash provided by continuing operations;

o	A sale of our investment in Multiband for proceeds of approximately $33,000;

o	Net proceeds of $140,000 on our line of credit to fund inventory purchases, net of repayments; and

o	Advances to our former subsidiary of approximately $305,000.

Of the total current assets of $2,440,934 as of June 30, 2009, cash represented $120,173.  Of the total current assets, excluding current assets from discontinued operations, of $2,969,307 as of December 31, 2008, cash represented $168,492.

Line of Credit

In September 2008, the Company entered into a two-year line of credit facility with a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by the Company’s inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine (9%) percent per annum, adjusted on the date of any change in such prime or base rate, or (ii) sixteen percent (16%).  Interest, computed on a 365/360 simple interest basis, and fees on the credit facility are payable monthly in arrears on the last day of each month and continuing on the last day of each month until the maturity date.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.   The outstanding borrowing under the agreement at June 30, 2009 was $714,020.  The Company has incurred interest expense of $78,069 related to the line of credit for the six months ended June 30, 2009.  The Prime Rate was 3.25% at June 30, 2009.

On August 13, 2009, the Company received a notice of waiver of the “minimum cash flow to debt service ratio” and the “tangible net worth” requirements under the line of credit facility, as such terms are defined in items D(10)a and D(10)b, respectively, of the line of credit agreement.  The waiver is in effect as of June 30, 2009 and continues for the 90 day period thereafter.

Convertible Debenture

On May 30, 2008, the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P. pursuant to which the Company agreed to issue and sell to YA Global up to $3,500,000 of secured convertible debentures (the “Debentures”) and warrants to purchase (the “Warrants”) up to 2,500,000 shares of the Company’s common stock.  The sale of the Debentures and Warrants was effectuated in three separate closings, the first of which occurred on May 30, 2008, and the remainder of which occurred in July 2008.  At the May 30, 2008 closing, the Company sold Debentures having an aggregate principal value of $1,500,000 and Warrants to purchase 2,100,000 shares of Common Stock.  In July 2008, the Company sold the remaining Debentures having an aggregate principal value of $2,000,000 and Warrants to purchase 400,000 shares of Common Stock.

The Debentures accrue interest at a rate of 13% per annum and mature on May 29, 2011.  The Debentures may be redeemed at any time, in whole or in part, by the Company upon payment by the Company of a redemption premium equal to 15% of the principal amount of Debentures being redeemed, provided that an Equity Conditions Failure (as defined in the Debentures) is not occurring at the time of such redemption.  YA Global may also convert all or a portion of the Debentures at any time at a price equal to the lesser of (i) $0.58, or (ii) ninety percent (90%) of the lowest volume weighted average price of the Company’s common stock during the ten (10) trading days immediately preceding the conversion date.  The Warrants expire five years from the date of issuance and entitle YA Global to purchase shares of the Company’s Common Stock at a price per share of $0.61.

On February 20, 2009, the Company and YA Global entered into an Agreement of Clarification pursuant to which the parties agreed that interest accrued as of December 31, 2008, in the amount of $191,887 shall be added to the principal amount outstanding under the Debentures and that each Debenture be amended to reflect the applicable increase in principal amount.

On July 8, 2009, the Company and YA Global amended the Debentures to provide for monthly payments on interest, as opposed to quarterly payments.  The Company and YA Global also agreed that the Company shall pay $72,008 representing accrued and unpaid interest through June 30, 2009 upon the earlier to occur of (i) August 15, 2009, or (ii) the date the Company receives the proceeds of financing from the Wisconsin Department of Commerce.  On August 13, 2009, YA Global agreed to defer the August 15, 2009 interest payment until September 15, 2009.

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

Acquisition of Microwave Satellite Technologies, Inc. (MSTI)

On January 31, 2006, the Company acquired a 90% interest in MSTI from Frank Matarazzo, the sole stockholder of MSTI in exchange for $1.8 million in cash and 1.6 million unregistered shares of the Company’s common stock for an aggregate purchase price of $9,000,000.  The cash portion of the purchase price was paid in two installments, $900,000 at closing and $900,000 in February 2007.  The stock portion is payable from shares held in escrow, 400,000 shares of which were paid at closing and the remaining 1,200,000 reserve shares, which shall be issued based on the achievement of 3,300 video and data subscribers over a three year period from the closing (later extended to July 2009 pursuant to a May 2008 agreement between the parties).  As of August 14, 2009, the Company has issued 800,000 shares of the reserve shares.   The escrow agreement terminated on July 31, 2009.

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

Proceeds from the issuance of common stock

During the six months ended June 30, 2009, the Company received $4,595 from the exercise of investor stock purchase warrants.

Cashflow analysis

Cash provided by continuing operations was $111,870 during the six months ended June 30, 2009 compared to cash used in continuing operations of $1,360,161 during the prior year period.  For the remainder of the year ended December 31, 2009, our primary capital needs are for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund inventory purchases, and reducing our trade payables.  We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products; (ii) reducing our inventory levels and managing our operating expenses; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our receivable and inventory-based agreements.

The Company utilized cash for investing activities from continuing operations of $275,085 and $14,375 during the six months ended June 30, 2009, and 2008, respectively.  During the six months ended June 30, 2009, these activities involved intercompany loans to MSTI of approximately $305,000, which was partially offset by the sale of the Company’s remaining investment in Multiband for proceeds of $33,129, and capital expenditures of approximately $2,700 for the purchase of computer equipment.  During the six months ended June 30, 2008, these expenditures were primarily due to the purchase of computer and related equipment.

The Company had cash from financing activities from continuing operations of $114,896 and $1,434,067 during the six months ended June 30, 2009 and 2008, respectively.  During the six months ended June 30, 2009, these activities involved proceeds of $140,000 from the working capital line of credit for inventory purchases, net of repayments, and $25,000 in financing costs paid during the period related to the accounts receivable factoring program.  During the six months ended June 30, 2008, the financing activities involved the sale of 2.5 million shares of common stock at $0.60 per share for a total of $1,500,000, in February 2008, the proceeds of which were used to repay the outstanding principal amount on the GRQ Note.  Additionally, the Company sold debentures for gross proceeds of $1,500,000 in May 2008, and the Company received a $400,000 loan from a board member, which was offset by $462,511 in financing costs.

We have reduced cash required for operations by reducing operating costs and reducing staff levels.  In addition, we are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Our registered independent certified public accountants have stated in their report dated April 1, 2009, that we have incurred operating losses in the past years, and that we are dependent upon management's ability to develop profitable operations.  These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

Management expects that global economic conditions will continue to present a challenging operating environment for at least the rest of the year.  To the extent permitted by working capital resources, management intends to continue making targeted investments in strategic operating and growth initiatives.  Working capital management will continue to be a high priority for the remainder of 2009.

While the Company has been able to manage its working capital needs with the current credit facilities, additional financing is required in order to meet its current and projected cash flow requirements from operations.  Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

In addition to working capital, a portion of the proceeds from a new financing will be used to retire the Company’s current convertible debenture and inventory line of credit facilities.   The Company cannot predict whether this new financing will be in the form of equity or debt.  The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all, in which, case the Company may be unable to implement its current plans to retire the convertible debenture and line of credit facilities.  Each of the convertible debenture and line of credit facilities contain provisions for the payment of a pre-payment fee in connection with a prepayment.  The line of credit facility provides for a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs after the end of the first year.  The convertible debenture provides for a prepayment fee equal to 15% of the principal amount of the Debentures being redeemed.  It is the Company’s intention to negotiate its obligation to pay such fees and/or the reduction of such fees.  However there can be no guarantee that it will be successful in acheiving such a reduction.

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

Acquisition or Disposition of Property and Equipment

During the six months ended June 30, 2009, fixed assets and cost of equipment under operating leases increased $2,700, primarily from purchases of computer equipment and peripherals used in day-to-day operations.  The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

The Company presently leases 16,400 square feet of commercial office space in Germantown, Maryland for its corporate headquarters. The Germantown lease expires in December 2015.  We are currently actively pursuing a sublease for all or a portion of this office space for the remaining term of the lease.

The Company presently leases approximately 12,000 square feet of office space in Milwaukee, WI for the Company’s operations center.  The Milwaukee lease expires in February 2019.

Number of Employees

As of August 1, 2009, the Company had 94 full time employees.

Disclosure of Contractual Obligations

	Payment Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,606,023	-	1,606,023	-	-
Operating Lease Obligations	$1,985,904	180,769	522,820	406,022	876,292
Purchase Obligations	$-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	$-	-	-	-	-
Total	$3,591,927	180,769	2,128,843	406,022	876,292

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

Marketable Securities

Telkonet maintained investments in two publicly-traded companies for the period ended June 30, 2009.  The Company has classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Unrealized gains on the sale of one investment resulted in a gain of $32,750 recorded for the period ended June 30, 2009 and unrealized losses of $1,558,204 were recorded for the period ended June 30, 2008.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.  Realized losses of $29,371 were recorded for the sale of the Company’s investment in Multiband during the period ended June 30, 2009.  There were no realized gains or losses for the period ended June 30, 2008.

Investments in Privately Held Companies

We have invested in a privately held company, which is in the startup or development stage.  This investment is inherently risky because the market for the products of this company is developing and may never materialize.  As a result, we could lose our entire initial investment in this company. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of this company and none is expected to develop.  This investment is carried at cost, which as of August 1, 2009 was $8,000 and recorded in other assets in the Consolidated Balance Sheet.

Item 4.  Controls and Procedures.

As of June 30, 2009, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls of acquired businesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.  During the period ended June 30, 2009, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 29, 2009, the Company was named a defendant in a lawsuit brought against the Company by Ronald Pickett, the Company’s former CEO, in the Circuit Court for Montgomery County, Maryland.  The complaint alleges that the Company failed to make certain agreed upon severance payments to Mr. Pickett and failed to reimburse Mr. Pickett for his cellular phone bills and high speed internet access during the severance period.  The complaint further alleges that the Company failed to pay certain travel expenses from Air Wilmington of approximately $40,000 that the Company had previously agreed to pay on Mr. Pickett’s behalf.  Mr. Pickett is seeking a judgment for $294,000 plus interest, costs and attorneys fees.  Additionally, Mr. Pickett makes a claim for treble damages under the Maryland Wage Payment and Collection Act.  The Company intends to vigorously defend against this claim.

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

Since inception through June 30, 2009, the Company has incurred cumulative losses of $(108,499,531) and has never generated enough funds through operations to support its business.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $12.7 million at June 30, 2009 resulting from recent and past acquisitions.  We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year.  This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units.  These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 28, 2009, the Company held its annual meeting of stockholders at which the Company’s stockholders elected five (5) directors, voted to approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares and ratified the appointment of the Company’s independent accountants for 2009.

The following directors were elected at the annual meeting based on the number of votes indicated below. Each director was elected to serve until the next annual meeting of stockholders or until his successor is elected and qualified.

Director Name	For	Against	Abstain	Broker Non-votes
Warren V. Musser	58,537,181	0	22,223,923	0
Thomas C. Lynch	59,980,112	0	20,780,992	0
Thomas M. Hall	59,400,048	0	21,361,056	0
Anthony J. Paoni	63,826,297	0	16,934,807	0
Seth D. Blumenfeld	59,427,678	0	21,333,426	0

The stockholders also ratified the appointment of the Company’s independent accountants for 2009 and approved the proposed amendment to the Company’s Articles of Incorporation increasing the number of shares the Company is authorized to issue from 130,000,000 shares to 155,000,000 shares.  The Amendment to the Company’s Articles of Incorporation was filed with the Secretary of State of the State of Utah and became effective on June 11, 2009.

The other matters presented at the meeting were approved or rejected by the Company’s stockholders as follows:

Matter Voted Upon	For	Against	Abstain	Broker Non-votes
Ratification of Independent Accountants	67,834,441	10,077,648	2,849,015	0
Amendment to Articles of Incorporation	21,678,709	13,052,820	170,218	45,859,357
Issuance of Shares to YA Global Investments, LP	11,757,380	22,776,651	367,716	45,859,357

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description Of Document

2.1	MST Stock Purchase Agreement and Amendment (incorporated by reference to our 8-K filed on February 2, 2006)
2.2	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K filed on March 2, 2007)
2.3	Unit Purchase Agreement by and among Telkonet, Inc., Ethostream, LLC and the members of Ethostream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K filed on March 16, 2007)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Amendment to Articles of Incorporation (incorporated by reference to our Form 10-Q (No. 001-31972), filed August 11, 2008)
3.3	Amendment to Articles of Incorporation
3.4	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008)
4.2	Form of Convertible Debenture (incorporated by reference to our Form 8-K (No. 001-31972) filed on June 5, 2008)
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on June 5, 2008)
4.4	Promissory Note in Favor of Thermo Credit, LLC (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 10, 2008)
10.1	Amended and Restated Telkonet, Inc. Incentive Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-412), filed on April 17, 2002)
10.2	Employment Agreement by and between Telkonet, Inc. and Frank T. Matarazzo, dated as of February 1, 2006 (incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2006)
10.3	Settlement Agreement by and among Telkonet, Inc. and Kings Road Investments Ltd., dated as of August 14, 2006 (incorporated by reference to our Form 8-K (No. 001-31972), filed on August 16, 2006)
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
10.10
Commercial Business Loan Agreement, dated September 9, 2008, by and between Telkonet, Inc. and Thermo Credit, LLC (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 10, 2008)

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

Telkonet, Inc. Registrant

Date: August 14, 2009	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer