Form 10-Q
period 2009-09-30
TELKONET INC
filed 2009-11-16
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

Commission file number 001-31972

TELKONET, INC.

(Exact Name of Registrant as Specified in Its Charter)

Utah	87-0627421
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20374 Seneca Meadows Parkway, Germantown, MD	20876
(Address of Principal Executive Offices)	(Zip Code)

(240) 912-1800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 96,563,771 shares of Common Stock ($.001 par value) as of November 14, 2009.

TELKONET, INC.
FORM 10-Q for the Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30,	December 31,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$38,449	$168,492
Accounts receivable, net	687,056	836,336
Inventories	1,286,296	1,733,940
Other current assets	195,204	230,539
Current assets from discontinued operations	-	476,459
Total current assets	2,207,005	3,445,766

Property and equipment, net	290,924	403,593

Other assets:
Marketable securities	-	397,403
Deferred financing costs, net	287,178	432,136
Goodwill and other intangible assets, net	14,956,212	15,137,469
Other assets	8,890	98,807
Other assets from discontinued operations	-	6,593,169
Total other assets	15,252,280	22,658,984

Total Assets	$17,750,209	$26,508,343

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,148,184	$2,561,213
Accrued liabilities and expenses	1,968,910	1,996,044
Line of credit	449,741	574,005
Other current liabilities	141,059	278,033
Current Liabilities from discontinued operations	-	13,450,362
Total current liabilities	5,707,894	18,859,657

Long-term liabilities:
Convertible debentures, net of debt discounts of $538,305 and $825,585, respectively	1,067,718	1,311,065
Derivative liability	1,870,113	2,573,126
Note payable	300,000	-
Deferred lease liability and other	50,791	50,791
Total long-term liabilities	3,288,622	3,934,982

Commitments and contingencies	-	-

Equity
Preferred stock, par value $.001 per share; 15,000,000 shares authorized; none issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock, par value $.001 per share; 155,000,000 shares authorized; 96,563,771 and 87,525,495 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	96,564	87,526
Additional paid-in-capital	119,296,304	118,197,450
Accumulated deficit	(110,639,175)	(114,801,318)
Accumulated comprehensive loss	-	(32,750)
Total stockholders’ equity	8,753,693	3,450,908
Non-controlling interest	-	262,795
Total equity	8,753,693	3,713,703

Total Liabilities and Equity	$17,750,209	$26,508,343

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues, net:
Product	$1,445,888	$3,837,728	$5,462,955	$10,821,179
Recurring	991,130	897,482	2,982,384	2,559,728
Total Revenue	2,437,018	4,735,210	8,445,339	13,380,907

Cost of Sales:
Product	833,926	2,076,776	2,942,748	6,800,627
Recurring	348,321	416,723	957,668	1,274,786
Total Cost of Sales	1,182,247	2,493,499	3,900,416	8,075,413

Gross Profit	1,254,771	2,241,711	4,544,923	5,305,494

Operating Expenses:
Research and Development	263,672	509,418	761,950	1,667,229
Selling, General and Administrative	1,732,053	2,123,035	5,089,221	7,268,375
Impairment write-down in investment in affiliate	-	-	-	380,000
Stock Based Compensation	65,746	194,483	243,366	704,613
Depreciation and Amortization	86,223	103,056	266,740	318,210
Total Operating Expense	2,147,694	2,929,992	6,361,277	10,338,427

Loss from Operations	(892,923)	(688,281)	(1,816,354)	(5,032,933)

Other Income (Expenses):
Financing Expense, net	(228,730)	(243,424)	(710,266)	(2,191,431)
Gain (Loss) on Derivative Liability	(650,338)	(576,156)	788,936	(1,594,609)
Impairment of Investment in Marketable Securities	(367,653)	-	(367,653)	-
(Loss) on Sale of Investment	-	-	(29,371)	-
Total Other Income (Expenses)	(1,246,721)	(819,580)	(318,354)	(3,786,040)

Income (Loss) Before Provision for Income Taxes	(2,139,644)	(1,507,861)	(2,134,708)	(8,818,973)
Provision for Income Taxes	-	-	-	-

Income (Loss) from Continuing Operations	$(2,139,644)	$(1,507,861)	$(2,134,708)	$(8,818,973)

Discontinued Operations
Income (Loss) from Discontinued Operations	-	(1,370,896)	(635,735)	(3,412,656)
Gain on Deconsolidation	-	-	6,932,586	-

Net Income (Loss)	$(2,139,644)	$(2,878,757)	$4,162,143	$(12,231,629)

Net income (loss) per share:
Income (loss) per share from continuing operations - basic	$(0.02)	$(0.04)	$(0.02)	$(0.16)
Income (loss) per share from continuing operations - diluted	$(0.02)	$(0.04)	$(0.02)	$(0.16)
Income (loss) per share from discontinued operations – basic	$0.00	$(0.02)	$0.07	$(0.04)
Income (loss) per share from discontinued operations – diluted	$0.00	$(0.02)	$0.07	$(0.04)
Net income (loss) per share – basic	$(0.02)	$(0.04)	$0.04	$(0.16)
Net income (loss) per share - diluted	$(0.02)	$(0.04)	$0.04	$(0.16)

Weighted Average Common Shares Outstanding - basic	96,220,386	81,422,404	93,787,069	76,880,047
Weighted Average Common Shares Outstanding - diluted	96,220,386	81,422,404	93,787,069	76,880,047

Comprehensive Income (Loss):
Net Income (Loss)	$(2,139,644)	$(2,878,757)	$4,162,143	$(12,231,629)
Unrecognized Gain (Loss) on Investment	-	(1,218,100)	32,750	(2,776,304)

Comprehensive Income (Loss)	$(2,139,644)	$(4,096,857)	$4,194,893	$(15,007,933)

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2009 THROUGH SEPTEMBER 30, 2009

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at January 1, 2009			87,525,495	$87,526	$118,197,450	$(114,801,318)	$(32,750)	$262,795	$3,713,703

Shares issued in exchange for services rendered at approximately $0.12 per share	-	-	83,333	83	9,917	-	-	-	10,000

Shares issued for warrants exercised at $0.09 per share	-	-	780,000	780	70,746	-	-	-	71,526

Shares issued in exchange for convertible debentures	-	-	8,174,943	8,175	714,339	-	-	-	722,514

Stock-based compensation expense related to employee stock options	-	-	-	-	233,366	-	-		233,366

Stock-based compensation expense related to the re-pricing of investor warrants	-	-	-	-	70,486	-	-	-	70,486

Unrealized Gain on available for sale securities	-	-	-	-	-	-	32,750	-	32,750

Reclass of non-controlling interest	-	-	-	-	-	-	-	(262,795)	(262,795)

Income from discontinued operations	-	-	-	-	-	6,296,851	-	-	6,296,851

Income from continuing operations	-	-	-	-	-	(2,134,708)	-	-	(2,134,708)

Balance at September 30, 2009	-	$ -	96,563,771	$96,564	$119,296,304	$(110,639,175)	$-	$-	$8,753,693

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2009	2008
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net income (loss) attributable to common shareholders	$4,162,143	$(12,231,639)
Net (income) loss from discontinued operations	(6,296,851)	3,082,656
Net income (loss) from continuing operations	(2,134,708)	(9,148,983)

Adjustments to reconcile net income (loss) from operations to cash (used in) operating activities:
Amortization of debt discounts and financing costs	543,161	364,374
Loss on sale of investment	29,371	-
Impairment of investment in marketable securities	367,653
(Gain) loss on derivative liability	(788,936)	1,594,609
Impairment write-down on fixed assets and goodwill	-	710,000
Stock based compensation	243,366	704,613
Fair value of issuance of warrants and re-pricing (financing expense)	70,486	1,798,662
Depreciation and amortization	266,740	350,163

Increase / decrease in:
Accounts receivable, trade and other	766,598	455,162
Inventories	447,644	572,088
Prepaid expenses and deposits	117,019	345,520
Deferred revenue	(20,536)	(28,008)
Other Assets	(62,595)	157,654
Accounts payable, net	(90,088)	(803,822)
Accrued expenses, net	172,319	(305,398)
Cash used in continuing operations	(72,506)	(3,233,366)
Cash used in discontinued operations	(287,997)	(861,542)
Net Cash Used In Operating Activities	(360,503)	(4,094,908)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,675)	(14,375)
Advances to unconsolidated subsidiary	(305,539)	-
Proceeds from sale of investment	33,129	-
Cash used in continuing operations	(275,085)	(14,375)
Cash used in discontinued operations	(5,979)	(994,344)
Net Cash Used In Investing Activities	(281,064)	(1,008,719)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible debentures	-	3,500,000
Proceeds from sale of common stock, net of costs and fees	-	1,500,000
Proceeds from issuance of notes payable	300,000	60,000
Proceeds (repayments) from line of credit	(124,264)	475,000
Financing fees	(25,000)	(462,566)
Repayment of notes payable	-	(1,500,000)
Proceeds from the exercise of warrants	71,526	-
Repayment of capital lease and other	(4,714)	(4,625)
Cash provided by continuing operations	217,548	3,567,809
Cash provided by discontinued operations	293,976	56,228
Net Cash Provided By Financing Activities	511,524	3,624,037

Net Decrease In Cash and Equivalents	(130,043)	(1,479,590)
Cash and cash equivalents at the beginning of the period	168,492	1,629,583
Cash and cash equivalents at the end of the period	$38,449	$149,993

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2009	2008
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for financing expenses	$355,340	$257,403
Income taxes paid	-	-
Non-cash transactions:
Stock based compensation to employees and consultants in exchange for services	$243,366	$704,613
Fair value of issuance of warrants and re-pricing (financing expense)	70,486	1,798,662
(Gain) loss on derivative liability	(788,936)	1,594,609
Impairment write-down on goodwill and fixed assets	-	710,000
Amortization of debt discount on convertible debentures and financing costs	543,161	364,374
Accrued interest re classified as convertible debenture principal	191,887	-
Value of common stock issued in exchange for conversion of debenture principal	722,514	710,000

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has reported a net income available to common shareholders of $4,162,143 for the nine months ended September 30, 2009.  However, the Company has reported operating losses of $1,816,354, excluding gains on derivative liabilities, impairment of marketable securities and discontinued operations, for the nine months ended September 30, 2009.  In addition, the Company has reported an accumulated deficit of $110,639,175 and a working capital deficit of $3,500,889 as of September 30, 2009.

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
SEPTEMBER 30, 2009
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

Fair Value of Financial Instruments

In January 2008, the Company adopted the provisions under FASB for Fair Value Measurements, which define fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.  The Company’s adoption of these provisions did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with these provisions.

Investments

Telkonet maintained investments in two publicly-traded companies for the period ended September 30, 2009.  The Company has classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Unrealized gains on the sale of one investment resulted in a gain of $32,750 recorded for the nine months ended September 30, 2009 and unrealized losses of $2,776,304 were recorded for the nine months ended September 30, 2008.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.   Realized losses of $397,024 were recognized for the nine months ended September 30, 2009, of which, a $29,371 loss was recorded in February 2009 for the sale of the Company’s investment in Multiband, and a $367,653 loss was recorded in September 2009 for the write-off of the Company’s remaining investment in Geeks on Call America, Inc.  There were no realized gains or losses for the nine months ended September 30, 2008.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with FASB’s Accounting Standards Codification (“ASC”) 605-10, and ASC Topic 13 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

Non-controlling Interest

As a result of adopting FASB ASC 810-10 Consolidations – Variable Interest Entities, on January 1, 2009, we present non-controlling interests (previously shown as minority interest) as a component of equity on our Consolidated Balance Sheets and Consolidated Statement of Equity (Deficit).  The adoption of this guidance did not have any other material impact on our financial position, results of operations or cash flow.

New Accounting Pronouncements

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of September 30, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.   All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

Financial Instruments — Effective for interim and annual periods ending after June 15, 2009, GAAP established new disclosure requirements for the fair value of financial instruments in both interim and annual financial statements. Previously, the disclosure was only required annually. We adopted the new requirements as of July 4, 2009, which resulted in no change to our accounting policies, and had no effect on our results of operations, cash flows or financial position, but did result in the addition of interim disclosure of the fair values of our financial instruments.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Consolidation — Effective for interim and annual periods beginning after November 15, 2009, with earlier application prohibited, GAAP amends the current accounting standards for determining which enterprise has a controlling financial interest in a VIE and amends guidance for determining whether an entity is a VIE. The new standards will also add reconsideration events for determining whether an entity is a VIE and will require ongoing reassessment of which entity is determined to be the VIE’s primary beneficiary as well as enhanced disclosures about the enterprise’s involvement with a VIE. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

Transfers and Servicing – Effective for interim and annual periods beginning after November 15, 2009, GAAP eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

NOTE B- INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at December 31, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists - EthoStream	$2,900,000	$(432,986)	$2,467,014	$-	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(432,986)	2,467,014	-	9.6
Goodwill - EthoStream	8,796,439	(2,000,000)	6,796,439	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$17,570,455	$(2,432,985)	$15,137,469	$-

Total identifiable intangible assets acquired and their carrying values at September 30, 2009 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists - EthoStream	$2,900,000	$(614,243)	$2,285,757	$-	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(614,243)	2,285,757	-	12.0
Goodwill - EthoStream	8,796,439	(2,000,000)	6,796,439	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$17,570,455	$(2,614,243)	$14,956,212	$-

Total amortization expense charged to operations for the three and nine months ended September 30, 2009 and 2008 was $60,424 and $181,257, and $60,417 and $120,833, respectively.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE C – ACCOUNTS RECEIVABLE

Components of accounts receivable as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Accounts receivable (factored)	$1,087,086	$1,961,535
Advances from factor	(342,876)	(1,075,879)
Due from factor	744,210	885,656
Accounts receivable (non-factored)	85,846	127,080
Allowance for doubtful accounts	(143,000)	(176,400)
Total	$687,056	$836,336

In February 2008, the Company entered into a factoring agreement to sell, without recourse, certain receivables to an unrelated third party financial institution in an effort to accelerate cash flow.  Under the terms of the factoring agreement the maximum amount of outstanding receivables at any one time is $2.5 million.  Proceeds on the transfer reflect the face value of the account less a discount.  The discount is recorded as interest expense in the Consolidated Statement of Operations in the period of the sale.  Net funds received reduced accounts receivable outstanding while increasing cash.  Fees paid pursuant to this arrangement are included in “Operating expenses” in the Consolidated Statement of Operations and amounted to $156,582 for the period ended September 30, 2009.  The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets.

NOTE D - INVENTORIES

Components of inventories as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Raw Materials	$737,752	$843,978
Finished Goods	748,544	1,089,962
Reserve for Obsolescence	(200,000	(200,000)
Total	$1,286,296	$1,733,940

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE E - PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2009 and December 31, 2008 consists of the following:

	September 30, 2009	December 31, 2008
Telecommunications and related equipment	$117,637	$117,493
Development Test Equipment	153,484	153,484
Computer Software	160,894	160,894
Leasehold Improvements	228,017	248,778
Office Equipment	371,251	377,851
Office Fixtures and Furniture	249,604	265,315
Total	1,280,887	1,328,818
Accumulated Depreciation	(989,966)	(925,225)
	$290,924	$403,593

Depreciation expense included as a charge to income was $25,803 and $90,364 and $54,120 and $168,911 for the three and nine months ended September 30, 2009 and 2008, respectively.

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

Geeks on Call America, Inc

As of September 30, 2009, the Company maintained an investment in a publicly traded company which was approximately 18% of the outstanding shares of common stock of Geeks on Call Holdings, Inc. (“GOCA”), a provider of on-site computer services to residential and commercial customers.  As of December 31, 2008, the Company determined that a significant portion of this investment was permanently impaired and wrote-off $4,098,514.  Management has determined that the entire investment in GOCA is impaired and the remaining value of $367,653 has been written off during the period ended September 30, 2009.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE G – LINE OF CREDIT

In September 2008, the Company entered into a two-year line of credit facility with a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by the Company’s inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine (9%) percent per annum, adjusted on the date of any change in such prime or base rate, or (ii) sixteen percent (16%).  Interest, computed on a 365/360 simple interest basis, and fees on the credit facility are payable monthly in arrears on the last day of each month and continuing on the last day of each month until the maturity date.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.  The outstanding borrowing under the agreement at September 30, 2009 was $449,741.  The Company has incurred interest expense of $103,881 related to the line of credit for the nine months ended September 30, 2009.  The Prime Rate was 3.25% at September 30, 2009.

On November 11, 2009, the Company received a notice of waiver of the “minimum cash flow to debt service ratio” and the “tangible net worth” requirements under the line of credit facility, as such terms are defined in items D(10)a and D(10)b, respectively, of the line of credit agreement.  The waiver is in effect as of September 30, 2009 and continues for the 90 day period thereafter.

NOTE H - SENIOR CONVERTIBLE DEBENTURES

Senior Convertible Debenture

A summary of convertible debentures payable at September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
Senior Convertible Debentures, accrue interest at 13% per annum and mature on May 29, 2011	$1,606,023	$2,136,650
Debt Discount - beneficial conversion feature, net of accumulated amortization of $514,381 and $295,508 at September 30, 2009 and December 31, 2008, respectively.	(292,508)	(425,458)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $432,243 and $277,913 at September 30, 2009 and December 31, 2008, respectively.	(245,797)	(400,127)

Total	$1,067,718	$1,311,065
Less: current portion	-	-
	$1,067,718	$1,311,065

As of September 30, 2009, the Company has $1,606,023 outstanding in convertible debentures. During the nine months ended September 30, 2009, $722,514 of convertible debentures was converted into 8,174,943 shares of common stock.

The Company amortized the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $218,873 and $154,330, respectively, and $146,251 and $137,545, respectively, for the nine months ended September 30, 2009, and 2008.

On February 20, 2009, the Company and YA Global entered into an Agreement of Clarification pursuant to which the parties agreed that interest accrued as of December 31, 2008, in the amount of $191,887 shall be added to the principal amount outstanding under the Debentures and that each Debenture be amended to reflect the applicable increase in principal amount.  In connection with this increase in the principal value of the debenture, the Company has recognized an additional $85,923 of debt discount attributed to the beneficial conversion feature of the debenture for the period ended September 30, 2009.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

On May 28, 2009, the Company’s shareholders voted against a proposal to remove the Exchange Cap, allowing YA Global to potentially acquiring in excess of 19.99% of the outstanding shares of the Company’s common stock, as of May 30, 2008, upon conversion of debentures and/or the exercise of warrants, pursuant to NYSE Amex LLC regulations.  In the Agreement of Clarification, the Company agreed to seek approval of the share issuance at the 2009 annual meeting of stockholders, which was held on May 28, 2009.  On May 12, 2009, YA Global met the Exchange Cap for the conversion of its debentures, and cannot receive additional shares of the Company’s common stock for the conversion of debentures or exercise of warrants, under NYSE Amex rules.

At September 30, 2009, the Senior Convertible Debenture had an estimated fair value of $1.1 million.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of two (2.00) percent. Payment of interest and principal is to be made in the following manner:   (a) payment of any and all interest that accrues from the date of disbursement commences on January 1, 2010 and continues on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty.  The credit facility is secured by the Company’s assets and the proceeds from this loan will be used for the working capital requirements of the Company.  The outstanding borrowing under the agreement at September 30, 2009 was $300,000.

Aggregate maturities of long-term debt as of September 30, 2009 are as follows:

For the twelve months ended December 31,	Amount
2009	$-
2010	-
2011	1,606,023
2012 and thereafter	300,000
$1,906,023

NOTE I - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of September 30, 2009 and December 31, 2008, the Company has no preferred stock issued and outstanding.  The Company has authorized 155,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2009 and December 31, 2008, the Company has 96,563,771 and 87,525,495, respectively, shares of common stock issued and outstanding.

During the nine months ended September 30, 2009, the Company issued 83,333 shares of common stock to consultants for services performed and services accrued in fiscal 2008.  These shares were valued at $10,000, which approximated the fair value of the shares when they were issued.

During the nine months ended September 30, 2009, the Company issued 780,000 shares of common stock at approximately $0.09 per share to warrant holders in exchange for the exercise of their stock purchase warrants.

During the nine months ended September 30, 2009, the Company issued 8,174,943 shares of common stock at approximately $0.09 per share to its senior convertible debenture holders in exchange for $722,514 of debentures.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE J - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	4,417,133	3.93	$1.02	4,273,550	$1.01
$2.00 - $2.99	997,500	5.48	$2.52	957,250	$2.51
$3.00 - $3.99	536,250	6.08	$3.23	413,500	$3.28
$4.00 - $4.99	70,000	5.83	$4.33	58,500	$4.33
$5.00 - $5.99	100,000	5.57	$5.17	88,000	$5.16
	6,120,883	4.42	$1.56	5,790,800	$1.52

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2008	8,105,429	$1.98
Granted	185,000	1.00
Exercised	-	-
Cancelled or expired	(1,296,500)	2.71
Outstanding at December 31, 2008	6,993,929	$1.82
Granted	320,000	1.00
Exercised	-	-
Cancelled or expired	(1,193,046)	2.91
Outstanding at September 30, 2009	6,120,883	$1.56

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

The weighted-average fair value of stock options granted to employees during the period ended September 30, 2009 and 2008 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	September 30, 2009	September 30, 2008
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.5%	3.0%
Expected stock price volatility	81%	74%
Expected dividend payout	-	-
Expected option life (in years)	5.0	5.0
Expected forfeiture rate	12%	12%
Fair value per share of options granted	$0.30	$0.62

The expected life of awards granted represents the period of time that they are expected to be outstanding.  We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures.  We estimate the volatility of our common stock based on the calculated historical volatility of our own common stock using the trailing 60 months of share price data prior to the date of the award.  We base the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.  We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation for those awards that are expected to vest. In accordance with Share Based Payments, we adjust share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.

There were no options exercised during the period ended September 30, 2009 or 2008.

The total fair value of shares vested during the period ended September 30, 2009 and 2008 was $233,366 and $623,113, respectively.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the three and nine months ended September 30, 2009 and 2008 was $65,746 and $243,366, and $194,483 and $704,613, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of September 30, 2009 is $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants.  These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	740,000	2.84	$1.00	740,000	$1.00

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2008	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	(1,075,937)	1.00
Outstanding at September 30, 2009	740,000	$1.00

There were no non-employee stock options vested during the period ended September 30, 2009 and 2008, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.58	76,639	2.59	$0.58	76,639	$0.58
$0.60	800,000	3.85	$0.60	800,000	$0.60
$0.61	2,500,000	3.92	$0.61	2,500,000	$0.61
$2.59	862,452	2.12	$2.59	862,452	$2.59
$3.98	3,078,864	2.29	$3.98	3,078,864	$3.98
$4.17	359,712	3.06	$4.17	359,712	$4.17
	7,677,667	2.97	$2.35	7,677,667	$2.19

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2008	7,673,627	$4.15
Issued	4,164,140	1.31
Exercised	(3,380,000)	0.70	*
Canceled or expired	-	-
Outstanding at December 31, 2008	8,457,767	$2.19
Issued	-	-
Exercised	(780,000)	0.09
Canceled or expired	-	-
Outstanding at September 30, 2009	7,677,667	$2.35
______________

*The warrants were issued to Enable Capital and originally priced at $4.17 per share.  In February 2008, these warrants were re-priced to $0.6978258 per share and the holders exercised the warrants on a cashless basis and received 1,000,000 shares

The Company did not issue any warrants during the period ended September 30, 2009.  During the period ended September 30, 2008, the Company granted 645,632 warrants to Convertible Senior Notes holders, 2,100,000 to a Convertible Debenture holder and 800,000 to a Note holder.  The Company did not issue any compensatory warrants during the period ended September 30, 2009 and 2008.

The purchase price of the warrants issued to Convertible Senior Note holders was adjusted from $4.70 to $4.39 per share and approximately 79,000 additional warrants were issued during the period ended September 30, 2008 in accordance with the anti-dilution protection provision of the Convertible Senior Notes Payable Agreement (the “Agreement”) dated October 27, 2005, upon the occurrence of certain events as defined in the Agreement.

In February 2008, the Company amended certain stock purchase warrants held by private placement investors to reduce the exercise price under such warrants from $4.17 per share to $0.6978258 per share.  The warrants entitled the holders to purchase an aggregate of up to 3,380,000 shares of Telkonet’s common stock.   Subsequently, these private placement investors exercised all of their warrants on a cashless basis using the five day volume average weighted price (VWAP) as of January 31, 2008 of $.99 resulting in the issuance of 1,000,000 shares of Company common stock.  The Company has accounted for the amended warrants issued, valued at $1,224,236, as other expense using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, an average risk-free interest rate of 3.5% a dividend yield of 0% and volatility of 70%.  In addition, during the period ended September 30, 2008, the Company recorded non-cash expenses of $574,426 for issuing additional warrants and the re-pricing of outstanding warrants in accordance with the anti-dilution provision of the warrant agreements.

In July 2009, the Company amended certain stock purchase warrants held by private placement investors to reduce the exercise price under such warrants from $0.60 per share to approximately $0.09 per share.  The warrants entitled the holders to purchase an aggregate of up to 780,000 shares of the Company’s common stock.   Subsequently, these private placement investors exercised all of their warrants, and the Company has accounted for the amended warrants issued, valued at $70,486, as financing expense using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, an average risk-free interest rate of 1.6% a dividend yield of 0% and volatility of 103%.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE L- BUSINESS CONCENTRATION

Revenue from one major customer approximated $839,000 or 10% of total revenues for the period ended September 30, 2009. Revenue from three (3) major customers approximated $6,782,000 or 42% of total revenues for the period ended September 30, 2008.  Total accounts receivable of $118,407, or 9% of total accounts receivable, were due from these customers as of September 30, 2009. Total accounts receivable of $674,800, or 36% of total accounts receivable, was due from these customers as of September 30, 2008.

Purchases from one major supplier approximated $856,000, or 61% of purchases during the period ended September 30, 2009, and $2,014,380, or 47% of purchases, for the period ended September 30, 2008, respectively. Total accounts payable of approximately $76,740, or 2% of total accounts payable, was due to this supplier as of September 30, 2009, and $145,769, or 3% of total accounts payable, was due to this supplier as of September 30, 2008.

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

The following table sets forth the Company’s financial instruments as of September 30, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy. Financial instruments are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

(in thousands)	Level 1	Level 2	Level 3	Assets at fair value
Cash and cash equivalents	$38	$-	$-	$38
Long-term investments	-	-	8	8
Total	$38	$-	$8	$46

Derivative liabilities	-	1,870	-	1,870
Long-term debt	300	-	1,068	1,368
Total	$389	$1,870	$1,068	$3,238

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

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

Net income (loss) from discontinued operations on the consolidated statement of operations for the nine month period ended September 30, 2009 includes the gain on deconsolidation of $6,932,586, offset by MSTI's net losses of $(635,735) for the period January 1, 2009 through April 30, 2009, the date of deconsolidation.  The market value of the MSTI common shares owned by the Company as of September 30, 2009 was deemed permanently impaired by management and as a result the Company has fully written off its investment in MSTI and has not included any value for MSTI in the balance sheet as of September 30, 2009.

Nine months ended September 30, 2009
Fair value of MSTI investment as of September 30, 2009; 15,543,000 shares at $0.00 per share	$-
Cost basis of MSTI investment at September 30, 2009, including intercompany loans and receivables	(12,192,281)
Recovery of MSTI cumulative net losses included in consolidated operating results	19,124,867
Gain on deconsolidation	6,932,586
MSTI’s net loss for the nine months ended September 30, 2009	(635,735)
Net gain from discontinued operations	$6,296,851

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE O – SUBSEQUENT EVENTS

In accordance with FASB ASC 855”Subsequent Events”, the Company has evaluated subsequent events through the date of the filing (November 16, 2009)

NYSE Amex Delisting Notice

On November 3, 2009, Telkonet, Inc. received notice from NYSE Amex, LLC (the "Exchange") that a Listing Qualifications Panel of the Exchange’s Committee on Securities (the "Panel") had affirmed the Exchange’s Listing Qualifications Department staff's determination to delist the Company's common stock from the Exchange. The Exchange will file a delisting application with the Securities and Exchange Commission ("SEC") to strike the Company's common stock from listing and registration on the Exchange, when and if authorized by the SEC. The delisting of Company’s common stock will be effective 10 days after the Exchange files a Form 25 with the SEC. The Company does not intend to appeal, or request a review of, the Panel's decision, and thus its common stock is expected to be delisted from the Exchange. The Exchange suspended trading in the Company’s stock effective at the open of business on November 13, 2009 at which time our common stock began trading on the Over-the-Counter market's Pink Sheets under the symbol "TKOI.PK"

The Company will be in default of the convertible debentures if its common stock is not quoted for listing on one of: (a) the American Stock Exchange, (b) New York Stock Exchange, (c) the Nasdaq Global Market, (d) the Nasdaq Capital Market, or (e) the OTC Bulletin Board (“OTCBB”) within five (5) Trading Days of the stock’s delisting.  The Company is seeking to obtain a listing on the OTCBB however there can be no guarantee that the Company will be successful in obtaining a listing on the OTCBB or that it will be able to obtain such a listing within five days of the common stock’s delisting from the Exchange.

Private Placement

On November 16, 2009, the Company entered into definitive agreements in connection with a Regulation D private placement of 215 shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (“Series A”), and warrants (“Warrants”) to purchase an aggregate of 1,628,800 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The Series A shares were sold at a price per share of $5,000 and the Warrants have an exercise price of $0.33, which is equal to the volume-weighted average price of a share of Common Stock measured over the 30-day period immediately preceding November 12, 2009. The Company expects to complete the private placement transaction within the next several days and expects to receive $1,075,000 from the sale of these Series A shares and Warrants. A portion of the proceeds to be received by the Company will come from certain members of Company management in connection with the conversion of a portion of outstanding indebtedness of the Company owed to such members of management.  The Company intends to use the net proceeds from the sale of the Series A shares and the Warrants for general working capital needs and may use the proceeds in the short term to repay certain outstanding indebtedness, and to pay expenses of the offering as well as other general corporate capital purposes.

Under the terms of the private placement transaction, each Series A share is convertible into approximately 13,774 shares of Common Stock at a conversion price of $0.363 per share, which is equal to 110% of the volume-weighted average price of a share of Common Stock measured over the 30-day period immediately preceding November 12, 2009.  Except as specifically provided or as otherwise required by law, the Series A shares will vote together with the Common Stock shares on an as-if-converted basis and not as a separate class.  Each Series A share shall have a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such shares of the Series A.

Additionally, the Company agreed with the purchasers to file a registration statement covering the resale of the shares of common stock to be acquired by the purchasers upon conversion of their Series A shares following the conclusion of a rights offering to be filed with the SEC.

Board of Directors

Effective November 13, 2009, Dr. Thomas M. Hall submitted his resignation as a director of the Company.

The Company’s Board of Directors elected Anthony J. Paoni as Chairman of the Board to take the position previously held by Warren V. Musser effective as of November 16, 2009.

In connection with the closing of the private placement transaction, Seth D. Blumenfeld will be resigning from the Board and Jason L. Tienor, the Company’s President and Chief Executive Officer, will fill the vacancy created by the resignation of Seth D. Blumenfeld.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended September 30, 2009 and 2008, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2008 filed on April 1, 2009.

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

Telkonet's wholly-owned subsidiary, EthoStream, LLC, operates one of the largest hospitality high-speed Internet access (HSIA) networks in the United States.  Although this business is successful in its own right, its significant customer base in the hospitality industry (i.e. approximately 2,500 properties that represent over 200,000 rooms) has created an opportunity for Telkonet to market its energy efficiency solutions more successfully.  It also provides a marketing opportunity for the Company’s more traditional HSIA offerings, including the Telkonet iWire System.  The iWire System offers a fast and cost effective way to deliver commercial high-speed broadband access from an IP “platform” using a building’s existing electrical infrastructure to convert virtually every electrical outlet into a high-speed data port without the installation of additional wiring or major disruption of business activity.  EthoStream represents a significant portion of Telkonet's hospitality growth and market share.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with FASB’s Accounting Standards Codification (“ASC”) 605-10, and ASC Topic 13 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

In January 2008, the Company adopted the provisions under FASB for Fair Value Measurements, which define fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.  The Company’s adoption of these provisions did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with these provisions.

New Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note A of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	September 30, 2009		September 30, 2008		Variance

Product	$1,445,888	59%	$3,837,728	81%	$(2,391,840)	-62%
Recurring	991,130	41%	897,482	19%	93,648	10%
Total	$2,437,018	100%	$4,735,210	100%	$(2,298,192)	-49%

	Nine months Ended
	September 30, 2009		September 30, 2008		Variance

Product	$5,462,955	65%	$10,821,179	81%	$(5,358,224)	-50%
Recurring	2,982,384	35%	2,559,728	19%	422,656	17%
Total	$8,445,339	100%	$13,380,907	100%	$(4,935,568)	-37%

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

For the three and nine months ended September 30, 2009, product revenue decreased by 62% and 50%, respectively, when compared to the prior year periods, primarily due to the prior year rollout of an energy management contract with a national hotel operator, which accounted for 16% and 34% of product revenue for the three and nine months ended September 30, 2008.  Product revenue for the three and nine months ended September 30, 2009 includes approximately $0.9 million and $3.6 million, respectively, attributed to the sale of energy management products, and approximately $400,000 and $1.5 million, respectively, from the sales of broadband networking products and services to the hospitality market.  In addition, product revenues for the three and nine months ended September 30, 2009 were down overall due to the impact of the current economy, which has continued to cause delays in planned opportunities with new and existing customers.  Quarter over quarter revenue has decreased by approximately 22% and management does not believe that product revenues will significantly increase in the fourth quarter 2009 due to seasonality of the hospitality market segment, which accounts for the majority of our near-term revenue.

Recurring Revenue

Recurring revenue includes approximately 2,500 hotels in our broadband network portfolio.  We currently support over 200,000 HSIA rooms, with over 2 million monthly users.   For the three and nine months ended September 30, 2009, recurring revenue increased by 10% and 17%, respectively, when compared to the prior year periods.  We anticipate growth to our subscriber base as we deploy additional sites under contract and increase Telkonet’s strategic franchise and group alliances through the Ethostream brand.

 Cost of Sales

	Three Months Ended
	September 30, 2009		September 30, 2008		Variance

Product	$833,926	58%	$2,076,775	54%	$(1,242,849)	-60%
Recurring	348,321	35%	416,723	46%	(68,402)	-16%
Total	$1,182,247	49%	$2,493,498	53%	$(1,311,251)	-53%

	Nine months Ended
	September 30, 2009		September 30, 2008		Variance

Product	$2,942,748	54%	$6,800,627	63%	$(3,857,879)	-57%
Recurring	957,668	32%	1,274,786	50%	(317,118)	-25%
Total	$3,900,416	46%	$8,075,413	60%	$(4,174,997)	-52%

Product Costs

Product costs include equipment and installation labor related to the sale of Telkonet SmartEnergy™ products, Telkonet Series 5™ products and the Telkonet iWire System™.  For the three and nine months ended September 30, 2009, product costs decreased by 60% and 57%, respectively, when compared to the prior year periods, primarily in connection with the decreased sales in the current  year periods.  However, product costs increased as a percentage of revenue for the three months ended September 30, 2009, when compared to the prior year period because of increased contract labor costs.  For the nine months ended September 30, 2009, product revenue decreased as a percentage of revenue when compared to the prior year periods, which reflects the consolidation of operations in the Milwaukee, WI operations center.

Recurring Costs

For the three and nine months ended September 30, 2009, recurring costs decreased by 16% and 25%, respectively, when compared to the prior year periods, primarily due to the increase in efficiency in providing support services to EthoStream’s customers through the Milwaukee, WI operations center.

Gross Profit

	Three Months Ended
	September 30, 2009		September 30, 2008		Variance

Product	$611,962	42%	$1,760,952	46%	$(1,148,991)	-65%
Recurring	642,809	65%	480,759	54%	162,050	34%
Total	$1,254,771	51%	$2,241,711	47%	$(986,941)	-44%

	Nine months Ended
	September 30, 2009		September 30, 2008		Variance

Product	$2,520,207	46%	$4,020,552	37%	$(1,500,345)	-37%
Recurring	2,024,716	68%	1,284,942	50%	739,774	58%
Total	$4,544,923	54%	$5,304,495	40%	$(760,571)	-14%

Product Gross Profit

Gross profit margins for the three and nine months ended September 30, 2009 decreased from 46% to 42%, respectively, and increased from 37% to 46% when compared to the prior year periods.  We expect to maintain our product gross profit margins between 45% to 50% on our sales of energy management products and services, to hospitality, utility and government market customers.

Recurring Gross Profit

Gross profit margins associated with recurring revenue were 65% and 68% for the three and nine months ended September 30, 2009 respectively.  The centralized remote monitoring and management platform and internal call support center has provided the platform to increase and maintain healthy profit margins on recurring revenue.

Operating Expenses

	Three Months Ended
	September 30, 2009	September 30, 2008	Variance

Total	$2,147,694	$2,929,992	$(782,298)	-27%

	Nine months Ended
	September 30, 2009	September 30, 2008	Variance

Total	$6,361,277	$10,338,427	$(3,977,150)	-38%

During the three and nine months ended September 30, 2009, operating expenses decreased by 27% and 38%, respectively, when compared to the prior year periods.  This decrease is primarily related to the overall reduction in operating expenses beginning in 2008 in connection with the corporate restructuring, and the reduction of research and development and overhead staffing at the corporate headquarters office.   We do not anticipate any significant changes to operating expenses for the remainder of 2009.

Research and Development

	Three Months Ended
	September 30, 2009	September 30, 2008	Variance

Total	$263,672	$509,418	$(245,746)	-48%

	Nine months Ended
	September 30, 2009	September 30, 2008	Variance

Total	$761,950	$1,667,229	$(905,279)	-54%

Telkonet’s research and development costs related to both present and future products are expensed in the period incurred. Total expenses decreased for the three and nine months ended September 30, 2009 by approximately $246,000, or 48%, and $905,000, or 54%, respectively.  The Research and Development costs are associated with the development of the Telkonet Series 5™ product suite and the integration of new applications to the Telkonet iWire System™, and the development of next generation Telkonet SmartEnergy™ (TSE) and Networked Telkonet SmartEnergy™ (NTSE) products. The Company expects to maintain the current cost structure for research and development in 2009.

Selling, General and Administrative Expenses

	Three Months Ended
	September 30, 2009	September 30, 2008	Variance

Total	$1,732,053	$2,123,035	$(390,982)	-18%

	Three Months Ended
	September 30, 2009	September 30, 2008	Variance

Total	$5,089,221	$7,268,375	$(2,179,154)	-30%

During the three and nine months ended September 30, 2009, selling, general and administrative expenses decreased over the comparable prior year periods by approximately 18% and 30%, respectively.  This decrease when compared to the prior year periods is primarily the result of the efficiencies in the organization resulting in reduced salary and related costs by $200,000 and $989,000, respectively, as well as other significant reductions in sales and marketing expenses of $183,000 and $635,000, respectively, professional fees of $3,800 and $231,000, office expenses of $31,000 and $126,000, and travel costs of $81,000 and $236,000.  We do not expect to significantly increase our selling, general and administrative expenses in 2009, except as necessary to meet future growth opportunities.

Discontinued Operations

We had net income from discontinued operations of $6,296,851, or $0.07 per share, for the nine months ended September 30, 2009, compared to net loss from discontinued operations of $(3,412,656), or $(0.04) per share, for the nine months ended September 30, 2008.  Net income from discontinued operations for the nine months ended September 30, 2009 includes the gain on deconsolidation of $6,932,586, offset by MSTI's net loss of $635,735 for the nine months ended September 30, 2009.

Backlog

The Telkonet Segment maintains contracts and monthly services for approximately 2,500 hotels which are expected to generate approximately $3,600,000 annual recurring support and internet advertising revenue.

Liquidity and Capital Resources

Working Capital

Our working capital decreased by $1,060,900 during the nine months ended September 30, 2009 from a working capital deficit of $2,439,988 at December 31, 2008 to a working capital deficit of $3,500,889 at September 30, 2009, excluding working capital attributed to discontinued operations.  The decrease in working capital for the nine months ended September 30, 2009 is due to a combination of factors, of which the significant factors include:

●	Advances to our former subsidiary of approximately $305,000;.
●	Net repayments on our line of credit of approximately $124,000; and
●	Working capital decreases related to our loss from continuing operations.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of two (2.00) percent. Payment of interest and principal is to be made in the following manner:   (a) payment of any and all interest that accrues from the date of disbursement commences on January 1, 2010 and continues on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty.  The credit facility is secured by the Company’s assets and the proceeds from this loan will be used for the working capital requirements of the Company.  The outstanding borrowing under the agreement at September 30, 2009 was $300,000.

Line of Credit

In September 2008, the Company entered into a two-year line of credit facility with a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by the Company’s inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine (9%) percent per annum, adjusted on the date of any change in such prime or base rate, or (ii) sixteen percent (16%).  Interest, computed on a 365/360 simple interest basis, and fees on the credit facility are payable monthly in arrears on the last day of each month and continuing on the last day of each month until the maturity date.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.   The outstanding borrowing under the agreement at September 30, 2009 was $449,741.  The Company has incurred interest expense of $103,881 related to the line of credit for the nine months ended September 30, 2009.  The Prime Rate was 3.25% at September 30, 2009.

On November 11, 2009, the Company received a notice of waiver of the “minimum cash flow to debt service ratio” and the “tangible net worth” requirements under the line of credit facility, as such terms are defined in items D(10)a and D(10)b, respectively, of the line of credit agreement.  The waiver is in effect as of September 30, 2009 and continues for the 90 day period thereafter.

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

On May 28, 2009, the Company’s shareholders voted against a proposal to remove the Exchange Cap, to allow YA Global to potentially acquiring in excess of 19.99% of the outstanding shares of the Company’s common stock, as of May 30, 2008, upon conversion of debentures and/or the exercise of warrants, pursuant to NYSE Amex LLC regulations.  In the Agreement of Clarification, the Company agreed to seek approval of the share issuance at the 2009 annual meeting of stockholders, which was held on May 28, 2009.  On May 12, 2009, YA Global met the Exchange Cap for the conversion of its debentures, and cannot receive additional shares of the Company’s common stock for the conversion of debentures or exercise of warrants, under NYSE Amex rules.

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

Proceeds from the issuance of common stock

During the nine months ended September 30, 2009, the Company received $71,526 from the exercise of investor stock purchase warrants.

Cashflow analysis

Cash used in continuing operations was $72,506 during the nine months ended September 30, 2009 compared to cash used in continuing operations of $3,233,366 during the prior year period.  For the remainder of the year ended December 31, 2009, our primary capital needs are for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund inventory purchases, and reducing our trade payables.

The Company utilized cash for investing activities from continuing operations of $275,085 and $14,375 during the nine months ended September 30, 2009, and 2008, respectively.  During the nine months ended September 30, 2009, these activities involved intercompany loans to MSTI of approximately $305,000, which was partially offset by the sale of the Company’s remaining investment in Multiband for proceeds of $33,129.  During the nine months ended September 30, 2008, these expenditures were primarily due to the purchase of computer and related equipment.

The Company had cash from financing activities from continuing operations of $217,548 and $3,567,809 during the nine months ended September 30, 2009 and 2008, respectively.  During the nine months ended September 30, 2009, cash from financing activities was provided by a $300,000 business loan from the Wisconsin Department of Commerce, which was partially offset by net cash used of $124,000 for the repayment of our working capital line of credit used for inventory purchases, and $25,000 for the payment of financing costs related to the accounts receivable factoring program.  During the nine months ended September 30, 2008, the financing activities involved the sale of 2.5 million shares of common stock at $0.60 per share for a total of $1,500,000, in February 2008, the proceeds of which were used to repay the outstanding principal amount on the GRQ Note.  Additionally, the Company sold debentures for gross proceeds of $3,500,000 in May 2008 and July 2008, and the Company received a $400,000 loan from a board member, which was offset by $462,511 in financing costs.

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

In addition to working capital, a portion of the proceeds from a new financing will be used to retire the Company’s current convertible debenture and inventory line of credit facilities.   The Company cannot predict whether this new financing will be in the form of equity or debt.  The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all, in which, case the Company may be unable to implement its current plans to retire the convertible debenture and line of credit facilities.  Each of the convertible debenture and line of credit facilities contain provisions for the payment of a pre-payment fee in connection with a prepayment.  The line of credit facility provides for a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs after the end of the first year.  The convertible debenture provides for a prepayment fee equal to 15% of the principal amount of the Debentures being redeemed.  It is the Company’s intention to negotiate its obligation to pay such fees and/or the reduction of such fees.  However, there can be no guarantee that it will be successful in achieving such a reduction.

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

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in any non-exchange traded contracts requiring fair value accounting treatment.

Acquisition or Disposition of Property and Equipment

During the nine months ended September 30, 2009, fixed assets and cost of equipment under operating leases decreased by $3,925, primarily from the transfer and disposal of computer equipment and peripherals used in day-to-day operations, net of equipment purchases.  The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

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

Number of Employees

As of November 1, 2009, the Company had 88 full time employees.

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

Marketable Securities

Telkonet maintained investments in two publicly-traded companies for the period ended September 30, 2009.  The Company has classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Unrealized gains on the sale of one investment resulted in a gain of $32,750 recorded for the period ended September 30, 2009 and unrealized losses of $1,558,204 were recorded for the period ended September 30, 2008.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.  Realized losses of $29,371 and $367,653 were recorded for the sale of the Company’s investment in Multiband, and the write-off of the remaining investment in Geeks on Call America, Inc.  There were no realized gains or losses for the period ended September 30, 2008.

Investments in Privately Held Companies

We have invested in a privately held company, which is in the startup or development stage.  This investment is inherently risky because the market for the products of this company is developing and may never materialize.  As a result, we could lose our entire initial investment in this company. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of this company and none is expected to develop.  This investment is carried at cost, which as of November 1, 2009 was $8,000 and recorded in other assets in the Consolidated Balance Sheet.

Item 4.  Controls and Procedures.

As of September 30, 2009, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls of acquired businesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.  During the period ended September 30, 2009, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since inception through September 30, 2009, the Company has incurred cumulative losses of $(110,639,175) and has never generated enough funds through operations to support its business.  Additional capital may be required in order to provide working capital requirements for the next twelve months.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $12.7 million at September 30, 2009 resulting from recent and past acquisitions.  We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year.  This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units.  These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

Following delisting from NYSE Amex LLC (the “Exchange”), our common stock will be listed for trading on the Over-the-counter Bulletin Board.

On May 18, 2009, we received a letter from the Exchange notifying us that we are out of compliance with the Exchange’s continued listing standards related to the impairment of our existing financial condition. In the opinion of the Exchange, our historical losses in relation to our overall operations and existing financial resources has caused our financial condition to become so impaired that it appears questionable as to whether we are able to continue operations and/or meet our obligations as they mature.  On June 25, 2009 we submitted a plan to the Exchange advising of the actions we had taken, and planned to take, that would bring us into compliance with the applicable listing standards within the six month cure period.  On August 27, 2009, we were notified of the Exchange’s intention to delist our common stock because our plan did not reasonably demonstrate the ability to regain compliance with the continued listing standards of the Exchange.  On November 3, 2009, the Company received notice from the Exchange informing it that the Hearing Panel had confirmed the Staff's recommendation that the Company's common stock be delisted from the Exchange.  After considering the costs to the Company of compliance with the continued listing requirements of the Exchange and other factors, the Company determined that it was not in the best interests of the Company and its shareholders to appeal the delisting of the Company’s securities from the Exchange and approved the voluntary delisting of the securities.  The Company intends to promptly file a Form 25 with the Securities and Exchange Commission (“SEC”) and anticipates that the delisting will be effective 10 days after the date of filing of the Form 25.  Upon delisting from the Exchange, the Company intends to have its common stock quoted on the OTC Bulletin Board (“OTCBB”).  This could adversely affect the market price and liquidity of our common stock, which would make it more difficult for us to raise additional capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description Of Document

2.1	MST Stock Purchase Agreement and Amendment (incorporated by reference to our 8-K filed on February 2, 2006)
2.2	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K filed on March 2, 2007)
2.3	Unit Purchase Agreement by and among Telkonet, Inc., Ethostream, LLC and the members of Ethostream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K filed on March 16, 2007)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Amendment to Articles of Incorporation (incorporated by reference to our Form 10-Q (No. 001-31972), filed August 11, 2008)
3.3	Amendment to Articles of Incorporation (incorporated by reference to our Form 10-Q (No. 001-31972), filed August 14, 2009)
3.4	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008)
4.2	Form of Convertible Debenture (incorporated by reference to our Form 8-K (No. 001-31972) filed on June 5, 2008)
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on June 5, 2008)
4.4	Promissory Note in Favor of Thermo Credit, LLC (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 10, 2008)
4.5	Promissory Note in Favor of the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
10.1	Amended and Restated Telkonet, Inc. Incentive Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-412), filed on April 17, 2002)
10.2	Employment Agreement by and between Telkonet, Inc. and Frank T. Matarazzo, dated as of February 1, 2006 (incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2006)
10.3	Settlement Agreement by and among Telkonet, Inc. and Kings Road Investments Ltd., dated as of August 14, 2006 (incorporated by reference to our Form 8-K (No. 001-31972), filed on August 16, 2006)
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

10.11	Loan Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
10.12
General Business Security Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Telkonet, Inc. (Registrant)

Date: November 16, 2009	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (Duly authorized officer)

	By:	/s/ Richard J. Leimbach
Richard J. Leimbach Chief Financial Officer (Duly authorized officer and principal financial officer)