Form 10-K/A
period 2008-12-31
TELKONET INC
filed 2009-12-11
CIK 1094084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K /A
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

(240) 912-1800
(Issuer’s telephone number)

Securities Registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE Amex LLC

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

TELKONET, INC.
FORM 10-K /A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 1, 2009 (the “Original Report”).  The Company is filing this Amendment in response to comments received from the SEC.  This Amendment updates the cover page of the Original Report to indicate our status as a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), and to indicate that our $0.001 par value common stock is registered pursuant to Section 12(b) of the Exchange Act.  As of the date of this Amendment, we are no longer listed for trading on the NYSE Amex.  We are currently listed on the over-the-counter bulletin board under the new ticker symbol “TKOI.OB.”

For convenience and ease of reference, we are filing the annual report in its entirety with the applicable changes.   Except for the amendment named above and the updated certifications, this Amendment continues to speak as of the date of our Original Report, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter.  Accordingly, this Amendment should be read in conjunction with our SEC filings subsequent to the original filing of our annual report.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations , and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements,an amendment of ARB No. 51 ..  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

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

(i)	PerformanceGoals

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

Name	Position	Date
/s/ Jason L. Tienor	Chief Executive Officer and Director	December 11, 2009
Jason Tienor	(principal executive officer)
/s/ Richard J. Leimbach	Chief Financial Officer	December 11, 2009
Richard J. Leimbach	(principal financial officer) (principal accounting officer)
/s/ Anthony J. Paoni	Chairman of the Board	December 11, 2009
Anthony J. Paoni

/s/ Thomas C. Lynch	Director	December 11, 2009
Thomas C. Lynch
/s/ Warren V. Musser	Director	December 11, 2009
Warren V. Musser

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations , and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements,an amendment of ARB No. 51 ..  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

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