Form 10-Q/A
period 2009-06-30
TELKONET INC
filed 2009-12-11
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No.1)

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

TELKONET, INC.
FORM 10-Q /A for the Quarter Ended June 30, 2009

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2009 as filed with the Securities and Exchange Commission on August 14, 2009 (the “Original Report”).  The Company is filing this Amendment in response to comments received from the SEC. This Amendment corrects errors and provides additional disclosure information in Item 1 of Part I, Note N Discontinued Operations in the notes to the unaudited financial statements for the period ended June 30, 2009, and Item 6 of Part II as permitted by the rules and regulations of the SEC. The amendment did not have any material impact on our financial results.

For convenience and ease of reference, we are filing the quarterly report in its entirety with the applicable changes.   Except for the amendment named above and the updated certifications, this Amendment continues to speak as of the date of our Original Report, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, please see our reports filed with the Securities and Exchange Commission since August 14, 2009.

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

Net income (loss) from discontinued operations on the consolidated statement of operations for the six month period ended June 30, 2009 includes the gain on deconsolidation of $6,932,586, offset by MSTI's net losses of $(635,735) for the period January 1, 2009 through April 30, 2009, the date of deconsolidation.  The market value of the MSTI common shares owned by the Company as of June 30, 2009 was deemed permanently impaired by management and as a result the Company has fully written off its investment in MSTI and has not included any value for MSTI in the balance sheet as of June 30, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

The following table summarizes net income from discontinued operations for the three and six months ended June 30, 2009:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2009	2008	2009	2008
Loss from operations	$(123,438)	$(1,174,339)	$(635,735)	$(2,041,760)
Elimination of liabilities, net of assets	7,000,185	-	7,000,185	-
Other expenses	(67,599)	-	(67,599)	-
Income (loss) from discontinued operations	$6,809,148	$(1,174,339)	$6,296,851	$(2,041,760)

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

Telkonet, Inc. (Registrant)

Date: December 11, 2009	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (Duly authorized officer)

	By:	/s/ Richard J. Leimbach
Richard J. Leimbach Chief Financial Officer (Duly authorized officer and principal financial officer)