Form 10-Q/A
period 2009-09-30
TELKONET INC
filed 2009-12-11
CIK 1094084

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

TELKONET, INC.
FORM 10-Q /A for the Quarter Ended September 30, 2009

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2009 as filed with the Securities and Exchange Commission on November 16, 2009 (the “Original Report”).  The Company is filing this Amendment in response to comments received from the SEC. This Amendment corrects errors and provides additional disclosure information in Item 1 of Part I, Note N Discontinued Operations in the notes to the unaudited financial statements for the period ended September 30, 2009, and Item 6 of Part II as permitted by the rules and regulations of the SEC. The amendment did not have any material impact on our financial results.

For convenience and ease of reference, we are filing the quarterly report in its entirety with the applicable changes.   Except for the amendment named above and the updated certifications, this Amendment continues to speak as of the date of our Original Report, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, please see our reports filed with the Securities and Exchange Commission since November 16, 2009.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Consolidation— Effective for interim and annual periods beginning after November 15, 2009, with earlier application prohibited, GAAP amends the current accounting standards for determining which enterprise has a controlling financial interest in a VIE and amends guidance for determining whether an entity is a VIE. The new standards will also add reconsideration events for determining whether an entity is a VIE and will require ongoing reassessment of which entity is determined to be the VIE’s primary beneficiary as well as enhanced disclosures about the enterprise’s involvement with a VIE. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

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

The following table summarizes net income from discontinued operations for the three and nine months ended September 30, 2009.

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2009	2008	2009	2008
Loss from operations	$-	$(1,370,896)	$(635,735)	$(3,412,656)
Elimination of Liabilities, net of assets	-	-	7,635,920	-
Other expenses	-	-	(67,329)	-
Income (loss) from discontinued operations	$-	$(1,370,896)	$6,932,856	$(3,412,656)

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

Telkonet, Inc. (Registrant)

Date: December 11 , 2009	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (Duly authorized officer)

	By:	/s/ Richard J. Leimbach
Richard J. Leimbach Chief Financial Officer (Duly authorized officer and principal financial officer)