Form 10-K
period 2009-12-31
TELKONET INC
filed 2010-03-31
CIK 1094084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

Commission file number: 001-31972

TELKONET, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0627421
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10200 Innovation Drive Suite 300, Milwaukee, Wisconsin	53226
(Address of Principal Executive Offices)	(Zip Code)

(414) 223-0473
(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	None

Securities Registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☒ No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒ No

Aggregate market value of the voting stock held by non-affiliates (based upon the closing sale price of $0.12 per share on the Over the Counter Bulletin Board) of the registrant as of June 30, 2009: $11,289,512.

Number of outstanding shares of the registrant’s par value $0.001 common stock as of March 30, 2010: 96,673,771.

TELKONET, INC.
FORM 10-K

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Some of the statements contained in this Annual Report on Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other “forward-looking” information. Those statements include statements regarding the intent, belief or current expectations of Telkonet, Inc. (“we,” “us,” “our” or the “Company”) and our management team.  Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Item 1A of this report.  In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

GENERAL

Business

Telkonet, Inc., formed in 1999 and incorporated under the laws of the state of Utah, develops, manufactures and sells proprietary energy efficiency and smart grid networking technology.  Our SmartEnergy and Series 5 SmartGrid networking technologies enable us to develop innovative clean technology products and have helped position us as a leading clean technology provider.

Our Telkonet SmartEnergy and Networked Telkonet SmartEnergy energy efficiency products incorporate our patented Recovery Time technology, allowing for the continuous monitoring of climate conditions to automatically adjust a room’s temperature accounting for the presence or absence of an occupant.  Our SmartEnergy products save energy while at the same time ensuring occupant comfort and extending equipment life expectancy.  This technology is particularly attractive to our customers in the hospitality industry, as well as the education, healthcare and government/military markets, who are continually seeking ways to reduce costs without impacting building occupant comfort.  By reducing energy usage automatically when a space is unoccupied, our customers can realize significant cost savings without diminishing occupant comfort.  This technology may also be integrated with property management systems and automation systems and used in load shedding initiatives providing management companies and utilities enhanced opportunity for cost savings and control.  Our energy management systems are lowering heating, ventilation and air conditioning, or HVAC, costs in over 180,000 rooms and qualify for numerous state and federal energy efficiency and rebate programs.

Our Series 5 SmartGrid networking technology allows commercial and consumer users to connect computers to a communications network using the existing low voltage building electrical grid. The Telkonet Series 5 SmartGrid networking technology uses powerline communications, or PLC, technology to transform a site’s existing internal electrical infrastructure into a communications backbone.  Operating at 200 Mbps, our PLC platform offers a secure alternative in grid communications, transforming a traditional electrical distribution system into a “smart grid” that delivers electricity in a manner that can save energy, reduce cost and increase reliability.

We leverage our relationships with utilities to market our Telkonet Series 5 SmartGrid networking technology for network control beyond the commercial and consumer space.  We believe the Telkonet Series 5 SmartGrid networking technology provides a compelling solution for substation automation, power generation, renewable facilities, manufacturing, and research environments, by providing a rapidly-deployable, low cost alternative to cable or fiber.  By leveraging the existing low voltage electrical wiring within a facility to transport data, our PLC solutions enable our customers to deploy sensing and control systems to locations without the need for new network wiring, and without the security risks inherent with wireless systems.

Our EthoStream Hospitality Network is now one of the largest hospitality HSIA service providers in the United States, with a customer base of more than 2,300 properties representing approximately 200,000 hotel rooms.  This network provides us with the opportunity to market our energy efficiency solutions.  It also provides a marketing opportunity for our more traditional HSIA offerings, including the Telkonet Series 5 PLC platform.  The Series 5 system offers a fast and cost effective way to deliver commercial high-speed broadband access using a building’s existing electrical infrastructure to convert virtually every electrical outlet into a high-speed data port without the installation of additional wiring or major disruption of business activity.  The EthoStream Hospitality Network is backed by a 24/7 U.S.-based in-house support center that uses integrated, web-based centralized management tools enabling proactive customer support.

We employ direct and indirect sales channels in all areas of our business.  With a growing value-added reseller network, we continue to broaden our reach throughout the industry.  Utilizing key integrators and strategic OEM partners, we have been able to market and sell our products in each of our targeted markets.

Our direct sales efforts target the hospitality, utility, education, commercial and government/military markets.  Taking advantage of legislation, including the Energy Independence and Security Act of 2007, or EISA, and the Energy Policy Act of 2005, we have focused our sales efforts in areas with available public funding and incentives, such as rebate programs offered by utilities to the hospitality industry.  Through both our proprietary platform and technology and partnerships with energy efficiency providers, we intend to position our company as a leading provider of energy management solutions.

Products

We believe our energy efficiency product offering, with our patented Recovery Time technology, delivers significant benefits over competing products, including:

•
Maximum energy savings by evaluating each room’s environmental conditions, including room location, window placement, humidity, weather conditions, and operating efficiency of heating, ventilation and air conditioning, or HVAC, equipment,

•	Longer life and reduced maintenance of HVAC units through effective equipment monitoring,

•	Increased occupant comfort,

•	Speed and ease of installation, and

•	Wide range of HVAC system compatibility.

Based on these product features and capabilities, we have been awarded contracts in the hospitality utility, military and educational industries.  We believe that our partnerships with utility rebate programs provide us with a significant advantage over our competitors in the commercial occupancy-based energy management market.

Our SmartEnergy platform has been developed to maximize energy efficiency and savings.  The technology allows users to decrease heating and cooling expenses, and extend equipment life without diminishing occupant comfort.  By providing Internet-based remote control over in-room energy management, SmartEnergy decreases the cost to operate an enterprise-wide system by reducing the need for onsite engineering resources.  In addition, the SmartEnergy platform can be integrated with property management systems and utility demand/response programs to recognize increased energy efficiency.

Given the population growth in the United States and the increasing demand for energy, we believe additional energy-related infrastructure will be needed.  We believe the use of smart grid technologies is an affordable alternative to building additional infrastructure because it leverages existing infrastructure, allowing additional energy savings.  While it will require investments that are not typical for utilities, we believe the long-term savings resulting from these investments will outweigh the costs.

We believe we are well positioned to play a pivotal role in the development of the smart grid.  The introduction of an industrial low voltage PLC product for use within the utility space has created a competitive alternative to current networking options.  We believe our Series 5 platform provides a compelling solution for use in the substation, storage, renewable and transmission and distribution environments because of its ability to utilize existing electrical wiring within the environment.

Our Series 5 PLC platform includes the following key features:

•	Multiple physical interfaces, including RS232, RS485 and Ethernet, enabling a wide range of devices to be networked;

•	Multiple utility-centric protocols supported, including DNP3, Modbus and IP;

•	Granular QOS support over traditional communications;

•	Ability to withstand extended temperature ranges and harsh outdoor environments;

•	Stringent security features;

•	Support for both AC and DC applications;

•	Significant speed performance through the use of the Intellon AV chipset; and

•	Flexible connection technology that avoids interruption of service through inductive coupling.

Our EthoStream Hospitality Network continues to enhance our position in the HSIA space.  We have established customer and vendor relationships with key participants in the hospitality industry, including Wyndham Hospitality, AmericInns, Carlson Hospitality, Intercontinental Hotels Group, Marcus Hospitality, Destination Hotels and Resorts, and Worldmark by Wyndham (formerly Trendwest Resorts).

Our EthoStream Gateway Servers provide industry-leading HSIA technology to the hospitality industry, with advanced features based on in-house product design and development, including the following:

•	Dual ISP bandwidth aggregation for faster overall speed;

•	ISP redundancy to eliminate network downtime;

•	Enhanced quality of service; and

•	Real-time meeting room scheduling.

We maintain a U.S.-based customer support center that operates 24 hours a day, seven days a week, and employs a dedicated, in-house support team that uses integrated, web-based centralized management tools enabling proactive support.  We believe our customer service offerings, along with established relationships through our vendor agreements with some of the largest hospitality franchises, distinguish us from our competitors in the hospitality HSIA industry.

We believe that growth of the EthoStream Hospitality Network will be derived from two key areas:

•	New customer growth within the full-service hospitality market and through additional preferred vendor agreements with franchisors; and

•	Ongoing sales to current customers through integration of additional in-room technologies such as lighting, telephony, media centers and energy management products.

Industry Outlook

The National Institute of Standards and Technology, or NIST, an agency of the U.S. Department of Commerce, has been chartered under EISA to identify and evaluate existing standards, measurement methods, technologies and other support toward SmartGrid adoption.  The agency will also be preparing a report to Congress recommending areas where standards need to be developed.  We believe these initiatives validate the need for our platform and technology.

The hospitality industry is our largest customer base with more than 2,300 properties representing approximately 200,000 hotel rooms.  Through its continued expansion, the EthoStream Hospitality Network is attracting additional customers in the full service segment of the market.  This audience provides us with significant access to potential SmartEnergy customers.  We continue to expand our operations in this market, providing energy management services to greater than 180,000 units overall to date.

Our most rapidly emerging market is the educational industry.  In July 2008 we entered into an agreement with New York University under which New York University uses our networked SmartEnergy products to centrally manage energy consumption in its dormitories.  We worked with the University to use existing building infrastructure to remotely manage and track energy consumption.  As of February 10, 2010, our products were installed in more than 2,200 rooms across five buildings.  Our program with New York University has enabled us to demonstrate the cost savings that can be realized through the use of our products in dormitories.

The educational industry represents more than 2.7 million housing units according to the U.S. Department of Education, National Center for Education Statistics, Integrated Postsecondary Education Data System (IPEDS).  We believe that our SmartEnergy platform is an important tool for participants in the educational industry seeking to control student-related energy costs.  We have focused our sales efforts on members of the educational industry who are seeking to expand their energy efficiency initiatives.

The government and military market segments have also seen significant growth in energy conservation and renewables development.  This movement is attributed to programs including the American Recovery and Reinvestment Act, or ARRA, and the Energy Independence and Security Act.  Our SmartEnergy platform has been successfully incorporated into the energy management initiatives in military housing and deployments.  We have recognized success through both our value-added reseller network and direct sales and continue to target available public funding for energy initiatives within these industries.

Healthcare is an additional emerging market for energy management.  We have been working closely with operators and developers to integrate our SmartEnergy energy management initiatives into efficiency opportunities supported by state and federal energy programs.  Offering a commercial environment similar to the hospitality or educational housing markets, the increasing growth of the elderly and assisted living markets presents attractive potential for energy management.  This market is expected to grow rapidly over the next several years due to its energy saving potential.

We believe that the utility industry is one of the fastest developing market segments in the United States.  With more than $4.5 billion being released to the industry through the American Reinvestment and Recovery Act of 2009 for SmartGrid development and $414 million in investment through 2009, the utility industry has become a growing percentage of our revenue, both through direct sales to utilities and partnerships with energy service companies executing state and local energy efficiency programs.

We continue to strengthen our focus on our targeted market segments in order to expand market share and take advantage of existing incentives for energy management.  We expect continued expansion in the space and specifically in commercial segments due to increasing state and federal programs promoting energy efficiency.

Competition

We currently compete primarily within commercial and industrial markets, including hospitality, education, healthcare and government and military.  Within each market, we offer savings through our occupancy-based energy efficiency products.  Our products offer significant competitive benefits when compared with alternative offerings including Building Automation or Building Management Systems, or BAS or BMS, static temperature occupancy-based systems and high-efficiency HVAC systems.

We participate in a relatively small competitive field in the hospitality industry, with the majority of the energy management sales handled by fewer than seven manufacturers.  The key competitors in the market segment are Onity, Inc. Inncom International Inc. and Control4, with each offering comparable products to our standalone and networked SmartEnergy products.  Telkonet SmartEnergy’s key differentiators in the hospitality segment include:

•	Recovery Time technology;

•	Networked SmartEnergy platform;

•	Integration with property management systems.

The educational space is a relatively new market for occupancy-based controls.  We have introduced our SmartEnergy system for use within student dormitories, which traditionally have been an environment for BAS or BMS systems.  Since the dormitory environment is very similar to the hospitality market, we believe we can offer similarly scaled energy savings.  Since the market is still in its infancy, very few comparable offerings have entered the market but competitors within the hospitality segment are beginning to respond.  Our SmartEnergy platform provides a significant advantage within the educational industry through:

•	Reduced cost as compared to BMS/BAS systems;

•	Ease of installation relative to traditional wired systems; and

•	Range of product compatibility.

The healthcare and government/military markets are very similar in scope when relating to energy management systems.  A key differentiator in these environments is the specific implementation that is being considered.  Each market utilizes BAS/BMS for wide scale energy efficiency initiatives.  When specifically addressing housing environments including elderly care and assisted living environments and military dormitories or barracks, Telkonet’s SmartEnergy platform is able to provide increased energy savings and efficiency.  Competitors operating in the BAS/BMS space include Johnson Controls, Siemens, Trane and others.

Telkonet’s Series 5 SmartGrid networking products are targeted largely at the utility industry with a particular emphasis on the substation environment.  Competitors in this space are providers of traditional wired connectivity including fiber, coax and Cat5 and Cat6 and wireless technologies, including cellular and wifi. Some of the specific products used within this space include RuggedCom, AT&T and Radius.

Telkonet’s EthoStream Hospitality Network competes with a wide variety of companies in the hospitality industry ranging from media companies to traditional HSIA solution providers.  Although this industry is very widespread, according to publicly available data, only a few providers offer HSIA services to greater than 1000 individual hospitality properties.  Those competitors include Guest-tek, Lodgenet, iBahn and Superclick.  Telkonet’s competitive advantage in the space includes its end-to-end approach to its service platform as well as its industry-leading hospitality HSIA gateway and web-based control center.

Raw Materials

While we are dependent, in certain situations, on a limited number of vendors to provide certain raw materials and components, we have not experienced significant problems or issues purchasing any essential materials, parts or components.  We obtain the majority of our raw materials from the following suppliers: Arrow Electronics, Avnet Electronics Marketing, Digi-Key Corporation, Intellon Corporation, and Versa Technology.  In addition, Chesapeake Manufacturing, a U.S. based company, provides substantially all the manufacturing and assembly requirements for the Telkonet iWire System™ and Series 5 products, and ATR Manufacturing, a Chinese company, provides substantially all the manufacturing requirements for the Telkonet SmartEnergy products.

Customers

We are neither limited to, nor reliant upon, a single or narrowly segmented consumer base from which we derive our revenues.  Our current primary focus is in the hospitality, commercial, education, utility, healthcare and government/military markets and expanding into the consumer market.

For the year ended December 31, 2009, we had no revenues from major customers.  Revenues from two major customers approximated $6,375,000, or 39%, of total revenues for the year ending December 31, 2008.   Continual recurring revenue distributed across a network of greater than 2,300 customers approximated $4,000,000 for the year ended December 31, 2009.

Intellectual Property

We acquired certain intellectual property in the SSI acquisition, including, but not limited to, Patent No: 5,395,042, titled “Apparatus and Method for automatic climate control,” and Patent No. D569,279, titled “Thermostat.”  Patent No: 5,395,042 was issued by the United States Patent and Trademark Office (USPTO) in March 1995.  This invention calculates and records the amount of time needed for the thermostat to return the room temperature to the occupant’s set point once a person re-enters the room.  Patent No. D569,279 issued by the USPTO in May 2008 was granted on the ornamental design of a thermostat device.

We have also applied for patents that cover the unique technology integrated into the Telkonet iWire System™ and Series 5 product suite.  We also continue to identify, design and develop enhancements to our core technologies that will provide additional functionality, diversification of application and desirability for current and future users of the Telkonet iWire System™ and Series 5 product suite.

In December 2003, we received approval from the USPTO for our “Method and Apparatus for Providing Telephonic Communication Services” Patent No.: 6,668,058.  This invention covers the utilization of an electrical power grid, for a concentration of electrical power consumers, and use of existing consumer power lines to provide for a worldwide voice and data telephony exchange.

In December 2005, the USPTO issued Patent No: 6,975,212 titled “Method and Apparatus for Attaching Power Line Communications to Customer Premises”.  The patent covers the method and apparatus for modifying a three-phase power distribution network in a building in order to provide data communications by using a PLC signal to an electrical central location point of the power distribution system.  Telkonet’s Coupler technology enables the conversion of electrical outlets into high-speed data ports without costly installation, additional wiring, or significant disruption of business activity.  The Coupler is an integral component of the Telkonet iWire System™ and Series 5 product suites.

In August 2006, the USPTO issued Patent No: 7,091,831, titled “Method and Apparatus for Attaching Power Line Communications to Customer Premises.”  The patented technology incorporates a safety disconnect circuit breaker into the Telkonet Coupler, creating a single streamlined unit. In doing so, installation of the Telkonet iWire System™ is faster, more efficient, and more economical than with separate disconnect switches, delivering optimal signal quality.  The Telkonet Integrated Coupler Breaker patent covers the unique technique used for interfacing and coupling its communication devices onto the three-phase electrical systems that are predominant in commercial buildings.

In January 2007, the USPTO issued Patent No: 7,170,395 titled “Methods and Apparatus for Attaching Power Line Communications to Customer Premises” for Delta phase power distribution system applications, which are prevalent in the maritime industry, shipboard systems, along with that of heavy industrial plants and facilities.

In addition, we currently have multiple patent applications under examination, and intend to file additional patent applications that we deem to be economically beneficial.

There can be no assurance that any of our current or future patent applications will be granted, or, if granted, that such patents will provide necessary protection for our technology or our product offerings, or be of commercial benefit to us.

Government Regulation

We are subject to regulation in the United States by the Federal Communications Commission, or FCC.  FCC rules permit the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements.

In January 2003, we received FCC approval to market the Telkonet iWire System product suite. FCC rules permit the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements.  An independent, FCC-certified testing lab has verified our Gateway complies with the FCC technical requirements for Class A digital devices.  No further testing of this device is required and the device may be manufactured and marketed for commercial use.

In March 2005, we received final certification of our Telkonet iWire System product suite from European Union, or EU, authorities, which certification was required before we could sell and permanently install the Telkonet iWire System in EU countries. As a result of the certification, the Telkonet iWire System™ that will be sold and installed in EU countries will bear the Conformite Europeen (CE) mark, a symbol that demonstrates that the product has met the EU’s regulatory standards and is approved for sale within the EU.

In June 2005, we received the National Institute of Standards and Technology Federal Information Processing Standard, or FIPS, 140-2 validation for the Gateway.  In July 2005, we received FIPS 140-2 validation for the eXtender and iBridge.  The U.S. federal government requires, as a condition to purchasing certain information processing applications, that such applications receive FIPS 140-2 validation.  U.S. federal agencies use FIPS 140-2 compliant products for the protection of sensitive information.  As a result of the foregoing validations, as of July 2005, all of our powerline carrier products have satisfied all governmental requirements for security certification and are eligible for purchase by the U.S. federal government.  In addition to the foregoing, Canadian provincial authorities use FIPS 140-2 compliant products for the protection of sensitive designate information.  The Communications-Electronics Security Group, or CESG, also has stated that FIPS 140-2 compliant products meet its security criteria for use in data traffic categorized as “Private.”  CESG is part of the United Kingdom’s National Technical Authority for Information Assurance, which is a government agency responsible for validating the security of information processing applications for the government of the United Kingdom, financial institutions, healthcare organizations, and international governments, among others.

Future products designed by us will require testing for compliance with FCC and CE compliance.  Moreover, if in the future, the FCC or EU changes its technical requirements, further testing and/or modifications may be necessary in order to achieve compliance.

Research & Development

During the year ended December 31, 2009 and 2008, we spent $1,080,148 and $2,036,129 respectively, on research and development activities.  In 2009 and 2008, research and development activities were largely focused on the development of Telkonet’s SmartEnergy technology, first integrating mesh networking technologies for remote access and control over the product as well as a comprehensive web-based platform for control, monitoring and management.  The primary focus for development within the EthoStream Hospitality Network was related to features required by full-service hospitality customers including enhanced Dual-WAN support, idle user checking for increased property cross-marketing, and integration with external systems to allow payment, authentication, or quality of service differentiation among customers. Advancements in our Series 5 product line include the introduction of a low-cost CPE device to expand the potential customer base, advancements in coupling technology that allow customers to install Series 5 without disconnecting power and development of a new DIN-rail style mounting bracket to ease installation in utility substations.

Other Information

Employees

As of March 1, 2010, we had 93 full-time employees.  We intend to hire additional personnel to meet future operating requirements, when and if our financial resources permit. We anticipate that we may need to hire additional staff in the areas of customer support, field services, engineering, sales and marketing, and administration.

Environmental Matters

We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

ITEM 1A.  RISK FACTORS.

Our results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this annual report on Form 10-K. You should carefully consider all of these risks.

Risks Relating to the Ownership of Our Common Stock

The market price of our common stock has been and may continue to be volatile.

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors.  Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial and operating results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in general economic, industry and market conditions;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	failure of our products to operate as advertised

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel; and

•	investors’ general perception of us.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations.  If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business.  We do not control these analysts.  If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline.  If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Anti-takeover provisions in our charter documents and Utah law could discourage delay or prevent a change of control of our company and may affect the trading price of our common stock.

We are a Utah corporation and the anti-takeover provisions of the Utah Control Shares Acquisition Act may discourage, delay or prevent a change of control by limiting the voting rights of control shares acquired in a control share acquisition.  In addition, our Amended and Restated Articles of Incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that shareholders may consider favorable.  Among other things, our Amended and Restated Articles of Incorporation and bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•
provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office, except a vacancy occurring by reason of the removal of a director without cause shall be filled by vote of the shareholders; and

•	limit who may call special meetings of shareholders.

These provisions could have the effect of delaying or preventing a change of control, whether or not it is desired by, or beneficial to, our shareholders.

We do not currently intend to pay dividends on our common stock and, consequently, the ability to achieve a return on an investment in our common stock will depend on appreciation in the price of our common stock.

We do not expect to pay cash dividends on our common stock.  Any future dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant.  We may not generate sufficient cash from operations in the future to pay dividends on our common stock.

Our common stock was delisted from NYSE Amex LLC and is currently listed for trading on the Over-the-counter Bulletin Board.

Prior to November 13, 2009, our common stock was listed for trading on NYSE Amex LLC, or the Exchange, under the symbol “TKO.”  On May 18, 2009, we received a letter from the Exchange notifying us that we were out of compliance with the Exchange’s continued listing standards due to the impairment of our existing financial condition.  In the opinion of the Exchange, our historical losses in relation to our overall operations and existing financial resources caused our financial condition to become so impaired that it appeared questionable as to whether we would be able to continue operations and/or meet our obligations as they mature.  On June 25, 2009, we submitted a plan to the Exchange advising of the actions we had taken, and planned to take, that would bring us into compliance with the applicable listing standards within the six month cure period.  On August 27, 2009, we were notified of the Exchange’s intention to delist our common stock because our plan did not reasonably demonstrate the ability to regain compliance with the continued listing standards of the Exchange.  On November 3, 2009, we received notice from the Exchange informing us that the Hearing Panel had confirmed the Staff’s recommendation that our common stock be delisted from the Exchange.  After considering the costs to us of compliance with the continued listing requirements of the Exchange and other factors, we determined that it was not in the best interests of our company and our shareholders to appeal the delisting of our common stock from the Exchange and approved the voluntary delisting of the securities.  The Exchange suspended trading in our common stock effective at the open of business on November 13, 2009, at which time our common stock began trading on the Over-the-Counter market’s Pink Sheets under the symbol “TKOI.PK.”  On December 7, 2009, we received FINRA approval for trading on the OTC Bulletin Board.  Our common stock began trading on the OTC Bulletin Board on December 8, 2009 under the symbol “TKOI.”  The delisting of our common stock from the Exchange may have had a negative impact on the market’s perception of our company and could also adversely affect our stock price, trading volume, and ability to effect financing and strategic transactions, such as private placements or public offerings of our securities and acquisitions of complementary businesses through shares of our common stock.  In addition, our stockholders’ ability to trade or obtain quotations on our shares may be more limited than they otherwise would be if our common stock were listed on the Exchange because of lower trading volumes and transaction delays on the OTC Bulletin Board.

Our common stock may be subject to “Penny Stock” restrictions.

If the price of our common stock remains at less than $5 per share, we will be subject to so-called penny stock rules which could decrease our stock’s market liquidity.  The Securities and Exchange Commission has adopted regulations which define a “penny stock” to include any equity security that has a market price of less than $5 per share or an exercise price of less than $5 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require the delivery to and execution by the retail customer of a written declaration of suitability relating to the penny stock, which must include disclosure of the commissions payable to both the broker/dealer and the registered representative and current quotations for the securities.  Finally, the broker/dealer must send monthly statements disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Those requirements could adversely affect the market liquidity of such stock.  There can be no assurance that the price of our common stock will rise above $5 per share so as to avoid these regulations.

We have a large number of shares of common stock underlying outstanding debentures and warrants that may become available for future sale, and the sale of these shares may result in dilution.

As of March 30, 2010, we had 96,673,771 shares of common stock issued and outstanding.  In addition, as of that date, YA Global held secured convertible debentures in an aggregate principal amount of $1,606,023, which we refer to as the Debentures, under which the principal and accrued interest may be converted into an estimated 10,706,820 shares of common stock at current market prices, and outstanding warrants to purchase up to 4,621,212 shares of common stock.  The number of shares of common stock issuable upon conversion of the Debentures may increase if the market price of our common stock declines. The number of shares of common stock issuable by us to YA Global pursuant to the terms of the Debentures, all other debentures and the warrants issued to holders of the Debentures cannot exceed an aggregate of 19.99% of the total issued and outstanding shares (calculated in accordance with applicable principal market rules and regulations) of our common stock (subject to appropriate adjustment for stock splits, stock dividends, or other similar recapitalizations affecting the common stock), unless we first obtain shareholder approval.  We refer to this limitation as the Exchange Cap.  The Exchange Cap is applicable for conversion of the Debentures and exercises of the warrants, in the aggregate, and we are not obligated to issue any shares of common stock upon conversion of the Debentures or exercise of the warrants in excess of the Exchange Cap unless and until we first obtain shareholder approval to exceed the Exchange Cap.  On May 28, 2009, our shareholders voted against a proposal to remove the Exchange Cap, which would have allowed YA Global to potentially acquire in excess of 19.99% of the outstanding shares of our common stock.  If our shareholders later approve the removal of the Exchange Cap, all of the shares, including all of the shares issuable upon conversion of the Debentures and upon exercise of our warrants, may be sold without restriction.  The sale of these shares may adversely affect the market price of our common stock.

The continuously adjustable conversion price feature of our outstanding debentures held by YA Global may encourage investors to make short sales in our common stock, which could have a negative effect on the price of our common stock.

Due to the Exchange Cap, we are not currently under an obligation to issue shares of common stock to YA Global upon conversion of the Debentures.  If, however, our shareholders approve the removal of the Exchange Cap, the Debentures would be convertible into shares of our common stock at a 10% discount to the ten day volume weighted average trading price of the common stock prior to the conversion.  The significant downward pressure on the price of the common stock as YA Global converts and sells material amounts of common stock could encourage short sales by investors.  This could place further downward pressure on the price of our common stock.  YA Global could sell common stock into the market in anticipation of covering the short sale by converting its securities, which could cause further downward pressure on the stock price.  In addition, not only the sale of shares issued upon conversion or exercise of outstanding convertible debt, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock.

The issuance of additional shares of common stock upon conversion of the Debentures and the exercise of outstanding warrants may cause immediate and substantial dilution to our existing shareholders.

Due to the Exchange Cap, we are not currently under an obligation to issue shares of common stock to YA Global upon conversion of the Debentures.  If, however, our shareholders approve the removal of the Exchange Cap, this may result in substantial dilution to the interests of other shareholders because YA Global may ultimately convert the full outstanding amount under the Debentures into shares of common stock, exercise the warrants in full and sell the shares of common stock issued upon such conversion and exercise.  Although YA Global may not convert its Debentures and/or exercise its warrants if such conversion or exercise would cause it to own more than 4.99% of our outstanding common stock, this restriction does not prevent YA Global from converting and/or exercising some of its holdings and then converting the rest of its holdings.  In this way, YA Global could sell more than 4.99% of our outstanding common stock while never holding more than this limit.  If the Exchange Cap is removed, there is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

Further issuances of equity securities may be dilutive to current stockholders.

Although the funds that were raised in our debenture offerings, the note offerings and the private placement are being used for general working capital purposes, it is likely that we will be required to seek additional capital in the future. This capital funding could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for our common stock. Any issuance of additional shares of our common stock will be dilutive to existing stockholders and could adversely affect the market price of our common stock.

The exercise of options and warrants outstanding and available for issuance may adversely affect the market price of our common stock.

As of December 31, 2009, we had outstanding employee options to purchase a total of 6,120,883 shares of common stock at exercise prices ranging from $1.00 to $5.99 per share, with a weighted average exercise price of $1.56. As of December 31, 2009, we had outstanding non-employee options to purchase a total of 740,000 shares of common stock at an exercise price of $1.00 per share. As of December 31, 2009, we had warrants outstanding to purchase a total of 12,158,941 shares of common stock at exercise prices ranging from $0.33 to $4.17 per share, with a weighted average exercise price of $1.60. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of our common stock.

Risks Related to Our Business

The industry within which we operate is intensely competitive and rapidly evolving.

We operate in a highly competitive, quickly changing environment, and our future success will depend on our ability to develop and introduce new products and product enhancements that achieve broad market acceptance in the markets within which we compete.  We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

Delays in product development and introduction could result in:

•	loss of or delay in revenue and loss of market share;

•	negative publicity and damage to our reputation and the reputation of our product offerings; and

•	decline in the average selling price of our products.

Government regulation of our products could impair our ability to sell such products in certain markets.

The rules of the Federal Communications Commission, or FCC, permit the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements.  Differing technical requirements apply to “Class A” devices intended for use in commercial settings, and “Class B” devices intended for residential use to which more stringent standards apply.  An independent, FCC-certified testing lab has verified that our iWire System product suite complies with the FCC technical requirements for Class A and Class B digital devices.  No further testing of these devices is required, and the devices may be manufactured and marketed for commercial and residential use.  Additional devices designed by us for commercial and residential use will be subject to the FCC rules for unlicensed digital devices.  Moreover, if in the future, the FCC changes its technical requirements for unlicensed digital devices, further testing and/or modifications of devices may be necessary.  Failure to comply with any FCC technical requirements could impair our ability to sell our products in certain markets and could have a negative impact on our business and results of operations.

Products sold by our competitors could become more popular than our products or render our products obsolete.

The market for our products and services is highly competitive.  Some of our competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources.  These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than we can.  As a result, we may not be able to compete successfully with these competitors, and these competitors may develop or market technologies and products that are more widely accepted than those being developed by us or that would render our products obsolete or noncompetitive.  We anticipate that competitors will also intensify their efforts to penetrate our target markets.  These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, bigger promotional budgets and larger customer bases than we do.  These companies could devote more capital resources to develop, manufacture and market competing products than we could.  If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted, and we could lose market share, any of which could seriously harm our business, results of operations, and prospects.

We may not be able to obtain patents, which could have a material adverse effect on our business.

Our ability to compete effectively in the powerline technology industry will depend on our success in acquiring suitable patent protection.  We currently have several patents pending.  We also intend to file additional patent applications that we deem to be economically beneficial.  If we are not successful in obtaining patents, we will have limited protection against those who might copy our technology.  As a result, the failure to obtain patents could negatively impact our business, results of operations, and prospects.

Infringement by third parties on our proprietary technology and development of substantially equivalent proprietary technology by our competitors could negatively impact our business.

Our success depends partly on our ability to maintain patent and trade secret protection, to obtain future patents and licenses and to operate without infringing on the proprietary rights of third parties.  There can be no assurance that the measures we have taken to protect our intellectual property rights, including intellectual property rights of third parties integrated into our Telkonet iWire System product suite and Telkonet SmartEnergy products, will prevent misappropriation or circumvention.  In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that our existing patents, or any patents that may be issued in the future, will provide us with significant protection against competitors.  Moreover, there can be no assurance that any patents issued to, or licensed by, us will not be infringed upon or circumvented by others.  Infringement by third parties on our proprietary technology could negatively impact our business.  Moreover, litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is in our favor.  We also rely to a lesser extent on unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes or that we can meaningfully protect our rights to such unpatented proprietary technology.  If our competitors develop substantially equivalent technology, and we are unable to enforce any intellectual property rights with respect to such technology in a cost-effective manner or at all, our business and operations would suffer significant harm.

We may incur substantial damages due to litigation.

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. We are currently a defendant in an action in which it is alleged that we have infringed the intellectual property rights of another party.  If it were determined that our products infringe the intellectual property rights of another, we could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Additionally, if it were determined that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially re-engineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms or at all, or to re-engineer our products successfully. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

We are also currently defending an action alleging that we are in breach of an obligation to make severance and other payments to a former executive.  If it is determined that we are in breach of any such obligation, we could be required to pay substantial damages to our former executive.

We depend on a small team of senior management, and it may have difficulty attracting and retaining additional personnel.

Our future success will depend in large part upon the continued services and performance of senior management and other key personnel.  If we lose the services of any member of our senior management team, our overall operations could be materially and adversely affected.  In addition, our future success will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing, purchasing and customer service personnel when they are needed.  Competition for these individuals is intense.  We cannot ensure that we will be able to successfully attract, integrate or retain sufficiently qualified personnel when the need arises.  Any failure to attract and retain the necessary technical, managerial, marketing, purchasing and customer service personnel could have a negative effect on our financial condition and results of operations.  On December 21, 2009, we announced a restructuring which includes the relocation of our offices from Germantown, Maryland to Milwaukee, Wisconsin, consolidating our business operations into a single location.  Also as part of the corporate restructuring, we announced that our Chief Financial Officer, Rick Leimbach, will be leaving our company to pursue other opportunities in the near future, although a departure date has yet to be established.  Until his departure date, Mr. Leimbach will continue to perform the duties and responsibilities customary and consistent with his position and will assist us in our transition.  If we are unable to satisfactorily replace Mr. Leimbach upon his departure, our overall operations could be materially and adversely affected.

Any acquisitions we make could result in difficulties in successfully managing our business and consequently harm our financial condition.

We may seek to expand by acquiring complementary businesses in our current or ancillary markets.  We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments that might be required.  We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities available to us and may lead to higher acquisition prices.  There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, without substantial costs, delays or other operational or financial difficulties. In addition, acquisitions involve a number of other risks, including:

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

Reliance on internally generated cash or debt to finance our operations or complete acquisitions could substantially limit our operational and financial flexibility.  The extent to which we will be able or willing to use shares of our common stock to consummate acquisitions will depend on the market value of our common stock which will vary, and our liquidity.  Using shares of our common stock for this purpose also may result in significant dilution to our then existing stockholders.  To the extent that we are unable to use our common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital through debt or additional equity financings.  No assurance can be given that we will be able to obtain the necessary capital to finance any acquisitions or our other cash needs.  If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion or redirect resources committed to internal purposes.  In addition to requiring funding for acquisitions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations.  Our failure to: (i) obtain additional capital on acceptable terms; (ii) use internally generated cash or debt to complete acquisitions because it significantly limits our operational or financial flexibility; or (iii) use shares of our common stock to make future acquisitions, may hinder our ability to actively pursue any acquisitions.

The restrictive covenants contained in the Securities Purchase Agreement pursuant to which the convertible debentures were sold contain restrictions that could limit our financing options.

The Securities Purchase Agreement pursuant to which the convertible debentures were sold contains limitations on our ability to engage in certain financing activities without the prior consent of the holders of the convertible debentures.  As a result of these restrictions, we may be unable to obtain the financing necessary to fund working capital, operating losses, capital expenditures or acquisitions.  The failure to obtain such financing could have a material adverse effect on our business and results of operations.

Potential fluctuations in operating results could have a negative effect on the price of our common stock.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including:

•	the level of use of the Internet;

•	the demand for high-tech goods;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

•	price competition or pricing changes in the industry;

•	technical difficulties or system downtime;

•	economic conditions specific to the internet and communications industry; and

•	general economic conditions.

Our quarterly results may also be significantly impacted by certain accounting treatment of acquisitions, financing transactions or other matters. Such accounting treatment could have a material impact on our results of operations and have a negative impact on the price of our common stock.

We rely on a small number of customers and cannot be certain they will consistently purchase our products in the future.

No customer accounted for more than 10% of our revenues for the year ended December 31, 2009.  Two customers accounted for 39% of our revenues for the year ended December 31, 2008.  No other customer accounted for more than 10% of our revenues during those periods.  In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. We cannot be certain that such customers will consistently purchase our products at any particular rate over any subsequent period.  A loss of any of these customers could adversely affect our financial performance.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  We concluded that, as of December 31, 2009, there were material weaknesses in our internal control over financial reporting relating to the lack of segregation of duties and the need for a stronger internal control environment, attributable to the small size of our accounting staff and continued integration of our 2007 acquisitions of Smart Systems International and EthoStream LLC.  We retained additional personnel and worked to remediate these deficiencies during fiscal 2009.  Notwithstanding those efforts we continue to have material weaknesses in our internal control over financial reporting.  A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected.  Until this deficiency in our internal control over financial reporting is remediated, there is reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

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

Our exposure to the credit risk of our customers and suppliers may adversely affect our financial results.

We sell our products to customers that have in the past, and may in the future, experience financial difficulties, particularly in light of the recent global economic downturn. If our customers experience financial difficulties, we could have difficulty recovering amounts owed to us from these customers. While we perform credit evaluations and adjust credit limits based upon each customer’s payment history and credit worthiness, such programs may not be effective in reducing our exposure to credit risk. We evaluate the collectability of accounts receivable, and based on this evaluation make adjustments to the allowance for doubtful accounts for expected losses. Actual bad debt write-offs may differ from our estimates, which may have a material adverse effect on our financial condition, operating results and cash flows.

Our suppliers may also experience financial difficulties, which could result in our having difficulty sourcing the materials and components we use in producing our products and providing our services. If we encounter such difficulties, we may not be able to produce our products for our customers in a timely fashion which could have an adverse effect on our results of operations, financial condition and cash flows.

The recent deterioration of the economy and credit markets may adversely affect our future results of operations.

Our operations and performance depend to some degree on general economic conditions and their impact on our customers’ finances and purchase decisions.  As a result of recent economic events, potential customers may elect to defer purchases of capital equipment items, such as the products we manufacture and supply.  Additionally, the credit markets and the financial services industry have been experiencing a period of upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States government. While the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on our customers’ ability to fund their operations thus adversely impacting their ability to purchase our products or to pay for our products on a timely basis, if at all.  These and other economic factors could have a material adverse effect on demand for our products, the collection of payments for our products and on our financial condition and operating results.

We may not be able to obtain to obtain payment and performance bonds, which could have a material adverse effect on our business.

Our ability to deploy our SmartEnergy platform into the energy management initiatives in military housing and deployments may rely on our ability to obtain payment and performance bonds which may be an essential element to work orders for the installation of our products and services.  If we are unable to obtain payment and performance bonds in a timely fashion as required by an applicable work order, we may not be entitled to payment under the work order until such bonds have been provided or until such a requirement is expressly waived.  And any delays due to a failure to furnish bonds may not entitle us to a price increase for the work or an extension of time to complete the work and may entitle the other party to terminate our work order without liability and to indemnify such party from damages suffered as a result of our failure to deliver the bonds and the termination of the work order. As a result, the failure to obtain bonds where required could negatively impact our business, results of operations, and prospects.

Risks Relating to Our Financial Results and Need for Financing

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In its report dated March 31, 2010, our independent auditors stated that our financial statements for the year ended December 31, 2009 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our net losses and deficits in cash flows from operations.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible.  Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals.  If we are not successful in raising sufficient additional capital, we may not be able to continue as a going concern and our stockholders may lose their entire investment.

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate acquisitions.

We are currently authorized to issue 155,000,000 shares of common stock under our Articles of Incorporation.  As of March 31, 2010, we have outstanding 96,673,771 shares of common stock, or approximately 122,293,353 shares of common stock after giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock.  Due to the limited number of authorized shares available for issuance and because of the significant competition for acquisitions, we may not able to consummate an acquisition until we increase the number of shares we are authorized to issue.  To facilitate the possibility and flexibility of raising additional capital or the completion of potential acquisitions, we would need to seek shareholder approval to increase the number of our authorized shares of common stock.  We can provide no assurance that we will succeed in amending our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue.  If we are not successful in raising sufficient additional capital, we may not be able to continue as a going concern and our shareholders may lose their entire investment.

We have a history of operating losses and an accumulated deficit and expect to continue to incur losses for the foreseeable future.

Since inception through December 31, 2009, we have incurred cumulative losses of $113,741,481 and have never generated enough funds through operations to support our business.  Because of the numerous risks and uncertainties associated with our technology, the industry in which we operate, and other factors, we are unable to predict the extent of any future losses or when we will become profitable, if ever.  If we are unable to generate sufficient revenues from our operations to meet our working capital requirements for the next twelve months, we expect to finance our future cash needs through public or private equity offerings, debt financings and interest income earned on our cash balances.  We cannot be certain that additional funding will be available on acceptable terms, or at all.

Our ability to use our net operating loss carryforwards may be subject to limitation which could result in increased future tax liability for us.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. The number of shares of our common stock that we issue in the proposed rights offering described in our registration statement on Form S-1 (File No. 333-164899) may be sufficient, taking into account prior or future shifts in our ownership over a three-year period, to cause us to undergo an ownership change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could result in increased future tax liability for us.

Our business activities might require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate going forward.

On February 12, 2010, we filed a registration statement on Form S-1 in order to conduct a planned rights offering.  In the rights offering, we will distribute at no charge to holders of our common stock, other than those who hold shares of our common stock solely as participants in the Telkonet, Inc. 401(k) plan, and to the holders of our Series A convertible redeemable preferred stock, transferable subscription rights as set forth in the Form S-1.

We believe that the anticipated net proceeds from this offering and cash flow from operations will be sufficient to meet our working capital, capital expenditure and other cash needs indefinitely. However, if we do not meet our business plan targets, we might need to raise additional capital from public or private equity or debt sources in order to finance future growth, including the expansion of service within existing markets and to new markets, which can be capital intensive, as well as unanticipated working capital needs and capital expenditure requirements.

The actual amount of capital required to fund our operations and development may vary materially from our estimates. If our operations fail to generate the cash that we expect, we may have to seek additional capital to fund our business. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing or obtain additional equity capital. In addition, any indebtedness we incur in the future could subject us to restrictive covenants limiting our flexibility in planning for, or reacting to changes in, our business. If we do not comply with such covenants, our lenders could accelerate repayment of our debt or restrict our access to further borrowings. If we raise funds by selling more stock, your ownership in us will be diluted, and we may grant future investors rights superior to those of the common stock that you are purchasing. If we are unable to obtain additional capital when needed, we may have to delay, modify or abandon some of our expansion plans. This could slow our growth, negatively affect our ability to compete in our industry and adversely affect our financial condition.

We require shareholder approval to increase the number of our authorized shares of common stock.

In order to conduct the rights offering, we require shareholder approval to increase the number of our authorized shares of common stock.  We can provide no assurance that we will succeed in obtaining shareholder approval to increase the number of shares of common stock we are authorized to issue.  If we are not successful in obtaining shareholder approval, we will not have a sufficient number of shares necessary to the completion of the rights offering.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $11.7 million at December 31, 2009 resulting from recent and past acquisitions.  We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year.  This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units.  These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

Our failure to comply with restrictive covenants under our revolving credit facilities and other debt instruments could trigger prepayment obligations.

Our failure to comply with the restrictive covenants under our revolving credit facilities and other debt instruments could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date.  If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

We have substantial debt, and our debt agreements contain certain events of default and are secured by all of our assets.

As of December 31, 2009, our indebtedness totaled approximately $2.3 million, excluding advances on our factoring lines of approximately $643,000.  As a result, we incur significant interest expense.  We had $1.6 million of outstanding term debt that matures in May 2011, approximately $387,000 of our outstanding revolver debt that matures in September 2010, and a $300,000 loan that matures in December 2016.

Our debt agreements contain certain events of default, including, among other things, failure to pay, violation of covenants, and certain other expressly enumerated events.  Additionally, we have granted to YA Global and Thermo Credit a first priority security interest in substantially all of our assets, while the State of Wisconsin holds a subordinated interest in our assets.

The degree to which we are leveraged could have important consequences, including the following:

•
our ability to obtain additional financing in the future for operations, capital expenditures, potential acquisitions, and other purposes may be limited, or financing may not be available on terms favorable to us or at all;

•
a substantial portion of our cash flows from operations must be used to pay our interest expense and repay our debt, which reduces the funds that would otherwise be available to us for our operations and future business opportunities; and

•	our ability to continue operations at the current level could be negatively affected if we cannot refinance our obligations before their due date.

A default under any of our debt agreements could result in acceleration of debt payments and permit the lender to foreclose on our assets.  We cannot assure you that we will be able to maintain compliance with these covenants.  Failure to maintain compliance could have a material adverse impact on our financial position, results of operations and cash flow.

The terms of our outstanding Debentures put significant restrictions on our ability to:

•	pay cash dividends to our stockholders;

•	incur additional indebtedness;

•	permit liens on assets or conduct sales of assets; and

•	engage in transactions with affiliates.

These significant restrictions could have negative consequences, such as:

•	we may be unable to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions on terms acceptable to us, or at all;

•	we may be unable to refinance our indebtedness on terms acceptable to us, or at all; and

•	we may be more vulnerable to economic downturns, which would limit our ability to withstand competitive pressures.

Moreover, any additional debt financing pursued by us may contain terms that include more restrictive covenants, require repayment on an accelerated schedule or impose other obligations that limit the ability to grow our business, acquire needed assets, or take other actions we might otherwise consider appropriate or desirable.

We require a waiver under our line of credit facility, without which we will be in default of our line of credit facility.

In September 2008, we entered into a two-year line of credit facility with a third party financial institution.  Among other things, we agreed with the lender that (i) for each monthly period subsequent to March 31, 2009, we will maintain a ratio of cash flow to scheduled principal payments plus all accrued interest and related fee on funded debt of not less than 1.00 to 1.00 as of the end of each fiscal quarter (which we refer to as the minimum cash flow to debt service ratio)  and (ii) we will maintain a tangible net worth of not less than $14,400,000 as of the last day of each fiscal quarter (which we refer to as the tangible net worth requirement).  On March 24, 2010, we received a notice of waiver of the minimum cash flow to debt service ratio and the tangible net worth requirement under the line of credit facility.  The waivers are effective for the quarter ended December 31, 2009 and for a period of ninety (90) days thereafter.   We have no assurance that we will be granted a further extension.  In the event we are unable to obtain an extension of the waiver we will be in default of the minimum cash flow to debt service ratio and the tangible net worth requirement.  A default could result in acceleration of debt payments and permit the lender to foreclose on our assets.

ITEM 2.  PROPERTIES.

We lease 12,000 square feet of commercial office space, storage and manufacturing in Milwaukee, Wisconsin as our corporate headquarters for a monthly rental of $17,289.  The Milwaukee lease expires in February 2019.   In connection with our restructuring, we are in the process of relocating our personnel from Germantown, Maryland to Milwaukee.

We also presently lease 16,400 square feet of commercial office space in Germantown, Maryland for a monthly rental of $18,327.  This lease expires in December 2015. As a result of our relocation to Milwaukee, we are actively looking to sublease all or a portion of the Germantown space for the balance of the lease term.

ITEM 3.  LEGAL PROCEEDINGS.

Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc., et al,

On July 1, 2008, Linksmart Wireless Technology, LLC, or Linksmart, filed a civil lawsuit in the Eastern District of Texas against EthoStream, LLC, our wholly-owned subsidiary and 22 other defendants (Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc., et al, U.S. District Court, for the Eastern District of Texas, Marshall Division, No.2:08-cv-00264-TJW-CE).  This lawsuit alleges that the defendants’ services infringe a wireless network security patent held by Linksmart. Linksmart seeks a permanent injunction enjoining the defendants from infringing, inducing the infringement of, or contributing to the infringement of its patent, an award of damages and attorney’s fees.

On August 1, 2008, we timely filed an answer to the complaint denying the allegations. On February 27, 2009, the United States Patent Office ("USPTO") granted a reexamination request.  Based upon four highly relevant and material prior art references that had not been considered by the USPTO in its initial examination, it found a “substantial new question of patentability” affecting all claims of the patent allegedly infringed upon.  There is a possibility that the claims of the patent will be cancelled or narrowed during the reexamination which may result in the narrowing or elimination of some and possibly all of the issues in the pending litigation.  The case is currently in discovery.  A mandatory mediation will likely be held in April or May, 2010.

Defendant Ramada Worldwide, Inc. provided us with notice of the suit and demanded that we defend and indemnify it pursuant to a vendor direct supplier agreement between EthoStream and WWC Supplier Services, Inc., a Ramada affiliate (wherein we agreed to indemnify, defend and hold Ramada harmless from and against claims of infringement).  After a review of that agreement, it was determined that Ethostream owes the duty to defend and indemnify and it has assumed Ramada’s defense.  An answer on Ramada’s behalf was filed in U.S. District Court, for the Eastern District of Texas, Marshall Division on September 19, 2008. The matter is currently pending in that court.

Ronald Pickett v. Telkonet, Inc.

On April 29, 2009, Ronald Pickett, our former chief executive officer, filed a lawsuit against us (Ronald Pickett v. Telkonet, Inc.), in the Circuit Court for Montgomery County, Maryland, Case No. 312683V, alleging that he is owed $258,053 in unpaid severance compensation and benefits and $63,000 in unpaid business and travel expenses and seeking an award of treble damages on the severance claim alleging that the claimed benefits constitute “wages” under the Maryland Wage Payment and Collection Act.  On August 31, 2009, we filed a motion to dismiss the action for failure to state a claim.  However, the court rejected our arguments, finding that Mr. Pickett had satisfied the minimum pleading requirements.  The parties have completed all written discovery and all depositions of the parties have been completed excluding the deposition of Thomas Lynch which the parties are attempting to reschedule.  A pretrial hearing was held on March 26, 2010 in the Circuit Court, at which time the case was set for trial for May 4 – May 6, 2010.

ITEM 4.   RESERVED.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “TKOI.”  From November 13, 2009 to December 7, 2009, our common stock was listed for trading on the pink sheets, a centralized quotation service maintained by Pink OTC Markets Inc., under the symbol “TKOI.PK.”  Between January 1, 2008 and November 12, 2009, our common stock was listed for trading on the NYSE AMEX LLC under the ticker symbol “TKO.”

The following table sets forth (1) the high and low bid prices for our common stock for the fourth quarter of 2009 and (2) the high and low sales prices for our common stock for all other periods indicated below.  The price information represents inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2009
First Quarter	$0.18	$0.07
Second Quarter	$0.24	$0.08
Third Quarter	$0.75	$0.09
Fourth Quarter	$0.47	$0.15
Year Ended December 31, 2008
First Quarter	$1.11	$0.57
Second Quarter	$1.02	$0.40
Third Quarter	$0.56	$0.24
Fourth Quarter	$0.33	$0.10

Record Holders

As of March 30, 2010, we had 243 shareholders of record and 96,673,771 shares of our common stock issued and outstanding.

Dividend Policy

The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6.  SELECTED FINANCIAL DATA

This item is not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto.

Overview

Telkonet, Inc. was formed in 1999 and is incorporated under the laws of the state of Utah.  We develop, manufacture and sell proprietary energy efficiency and smart grid networking technology products and platforms that have helped position us as a leading clean technology provider.

We began as a developer of powerline communications, or PLC, technology.  Our proprietary, patented PLC products utilize a building’s internal electrical wiring to form a data communications network, turning power outlets into data ports while leaving the electrical functionality unaffected.  In 2003, we launched our PlugPlusInternet suite of products, designed to maximize the use of the existing electrical wiring in commercial buildings, such as hotels, schools, multi-dwelling units, government and military buildings and office buildings. Our PlugPlusInternet products provided high-speed Internet access throughout a building, utilizing the electrical wiring already in place, converting virtually every electrical outlet into a high-speed data network. The PlugPlusInternet product suite was comprised of the PlugPlus Gateway, the PlugPlus Coupler and the PlugPlus Modem, which together built an Internet delivery system throughout an entire building.  We received our first order for our PlugPlusInternet products in October 2003.

In March 2007, we completed two strategic acquisitions.  On March 15, 2007, we completed the acquisition of EthoStream, LLC, or EthoStream, a leading high-speed wireless Internet access, or HSIA, solutions and technology provider targeting the hospitality industry with a customer base then consisting of approximately 1,800 hotel and timeshare properties representing in excess of 180,000 guest rooms.  We acquired 100% of the outstanding membership units of EthoStream for a purchase price of $11,756,097, which was comprised of $2.0 million in cash and 3,459,609 shares of our common stock.  The entire stock portion of the purchase price was deposited into escrow upon closing to satisfy certain potential indemnification obligations of the sellers under the purchase agreement.  The shares held in escrow are distributable over the three years following the closing.

Our EthoStream Hospitality Network is now one of the largest hospitality HSIA service providers in the United States, with a customer base of approximately 2,300 properties representing over 200,000 hotel rooms.  This network has created a ready opportunity for us to market our energy efficiency solutions.  It also provides a marketing opportunity for our more traditional HSIA offerings, including the Telkonet iWire System.  The iWire System offers a fast and cost effective way to deliver commercial high-speed broadband access using a building’s existing electrical infrastructure to convert virtually every electrical outlet into a high-speed data port without the installation of additional wiring or major disruption of business activity.  The EthoStream Hospitality Network represents a significant portion of our hospitality growth and market share.  The EthoStream Hospitality Network is backed by a 24/7 U.S.-based in-house support center that uses integrated, web-based centralized management tools enabling proactive customer support.

While we continue to grow the EthoStream Hospitality Network, through our March 9, 2007 acquisition of Smart Systems International, or SSI, a leading manufacturer of in-room energy management systems for the hospitality industry with over 60,000 product installs as of the acquisition date, and the continued development of our PLC products, we have evolved into a “clean technology” company that develops, manufactures and sells proprietary energy efficiency and smart grid networking technology.  We acquired substantially all of the assets of SSI for cash and shares of our common stock having an aggregate value of $6,875,000.  The purchase price was comprised of $875,000 in cash and 2,227,273 shares of our common stock.  Of the stock issued in the transaction, 1,090,909 shares were held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement could be satisfied.  The aggregate number of shares held in escrow was subject to adjustment upward or downward depending upon the trading price of our common stock during the one year period following the closing date.  On March 12, 2008, we released these shares from escrow, and on June 12, 2008 we issued an additional 1,882,225 shares pursuant to the adjustment provisions of the SSI asset purchase agreement.

Our Telkonet SmartEnergy, or TSE, and Networked Telkonet SmartEnergy, or NTSE, energy efficiency products incorporate our patented Recovery Time technology, allowing for the continuous monitoring of climate conditions to automatically adjust a room’s temperature accounting for the presence or absence of an occupant.  Our SmartEnergy products save energy while at the same time ensuring occupant comfort.  This technology is particularly attractive to our customers in the hospitality area, as well as the education, healthcare and government/military markets, who are continually seeking ways to reduce costs without impacting building occupant comfort.  By reducing energy usage automatically when a space is unoccupied, our customers are able to realize a significant cost savings without diminishing occupant comfort.  The hospitality, education, healthcare and government/military markets represent a significant audience for the occupancy-based energy management controls offered by the SmartEnergy platform and provide a large footprint for utility-based consumption management.  This platform may also be integrated with property management systems, automation systems and load shedding initiatives to increase the savings recognized.  Working directly with management companies and utilities allows us to offer enhanced opportunities to our customers for savings and control.  Our energy management systems are dynamically lowering HVAC costs in over 180,000 rooms and are an integral part of the numerous state and federal energy efficiency and rebate programs.

Our smart grid networking technology, including the Telkonet iWire System and the 200 Mbps Telkonet Series 5 PLC products, use PLC technology to quickly, economically and non-disruptively transform a site’s existing internal electrical infrastructure into an internet protocol, or IP, network backbone.  Our PLC systems offer the hard-wired security and reliability of a CAT-5 cabled network, but without the cost, physical disturbance and business disruption of wiring CAT-5 or the security issues inherent to wireless systems.

The development of an industrial PLC product for use within the utility space has introduced a competitive alternative to traditional local area network, or LAN, solutions. By capitalizing on the shortcomings of previously available offerings, we have gained traction and opened a new market opportunity.  Our Series 5 SmartGrid networking technology provides a compelling solution for power substation automation, power generation, renewable facilities, manufacturing, and research environments by providing a rapidly-deployed, low cost alternative to structured cable, wireless and fiber.  Operating at 200 Mbps, our PLC platform offers a secure new competitive alternative in grid communications, enabling LAN infrastructure for power substation command and control, monitoring and grid management, transforming a traditional power management system into a “smart grid” that delivers electricity in a manner that can save energy, reduce cost and increase reliability.  By leveraging the existing electrical wiring within a facility to transport data, our PLC solutions enable facilities to deploy sensing and control systems to locations without the need for new network wiring, and without the security risks associated with wireless systems.

We employ direct and indirect sales channels in all areas of our business.  With a growing value-added reseller network, we continue to broaden our reach throughout the industry.  Utilizing key integrators and strategic OEM partners, we have been able to recognize significant success in each of our targeted markets.  With an increasing share of our business originating outside of the hospitality industry, we have proven the versatility of our technology and the savings that can be derived through the use of our products.

Discontinued Operations

On January 31, 2006, we acquired a 90% interest in Microwave Satellite Technologies, Inc. from Frank Matarazzo, its sole stockholder, in exchange for $1.8 million in cash and 1.6 million unregistered shares of our common stock, for an aggregate purchase price of $9,000,000.  The cash portion of the purchase price was paid in two installments, $900,000 at closing and $900,000 in February 2007.  The stock portion is payable from shares held in escrow, 400,000 shares of which were paid at closing and the remaining 1,200,000 reserve shares, which shall be issued based on the achievement of 3,300 video and data subscribers over a three year period from the closing (later extended to July 2009 pursuant to a May 2008 agreement between the parties).  The escrow agreement terminated on July 31, 2009.  As of August 14, 2009, we had issued 800,000 of the reserve shares.

On April 22, 2009, we completed the deconsolidation of our subsidiary, MSTI Holdings, Inc., or MSTI.  To effect the deconsolidation of MSTI, we were required to reduce our ownership percentage and board membership in MSTI.  On February 26, 2009, we executed a Stock Purchase Agreement pursuant to which we sold 2.8 million shares of MSTI common stock and as a result of this transaction, we reduced our beneficial ownership in MSTI from 58% to 49% of the issued and outstanding shares of MSTI common stock.  On April 22, 2009, Warren V. Musser and Thomas C. Lynch, members of our Board of Directors, submitted their resignations as directors of MSTI.  Because of these resignations we no longer control a majority of MSTI’s board of directors.  As a result of the deconsolidation, the financial statements and accompanying footnotes included in this prospectus include disclosures of the results of operations of MSTI, for all periods presented, as discontinued operations.

Loss on Long-Term Investments

Geeks on Call America, Inc.

On October 19, 2007, we completed the acquisition of approximately 30% of the issued and outstanding shares of common stock of Geeks on Call America, Inc., or GOCA, a provider of on-site computer services.  Under the terms of the stock purchase agreement, we acquired approximately 1,160,043 shares of GOCA common stock from several GOCA stockholders in exchange for 2,940,200 shares of our common stock for total consideration valued at approximately $4.5 million.  The number of shares issued in connection with this transaction was determined using a per share price equal to the average closing price of our common stock on the American Stock Exchange (AMEX) during the ten trading days immediately preceding the closing date.  The number of shares was subject to adjustment on the date we filed a registration statement for the shares issued in this transaction, which occurred on April 25, 2008.  The increase or decrease to the number of shares issued was determined using a per share price equal to the average closing price of our common stock on the AMEX during the ten trading days immediately preceding the date the registration statement was filed.  We accounted for this investment under the cost method, as we do not have the ability to exercise significant influence over operating and financial policies of GOCA.  On April 30, 2008, we issued an additional 3,046,425 shares of our common stock to the sellers of GOCA to satisfy the adjustment provision.

On February 8, 2008, Geeks on Call Acquisition Corp., a newly formed, wholly-owned subsidiary of Geeks On Call Holdings, Inc., (formerly Lightview, Inc.) merged with GOCA.  As a result of the merger, our common stock in GOCA was exchanged for shares of common stock of Geeks on Call Holdings Inc., or Geeks Holdings.  Immediately following the merger, Geeks Holdings completed a private placement of its common stock for aggregate gross proceeds of $3,000,000.  As a result of this transaction, our 30% interest in GOCA became an 18% interest in Geeks Holdings.  We have determined that our investment in Geeks Holdings is impaired because we believe that the fair market value of Geeks Holdings has permanently declined.  Accordingly, we wrote-off $4,098,514 during the year ended December 31 2008.  The remaining value of this investment amounted to $367,653 as of December 31, 2008.  Management has determined that the entire investment in GOCA is impaired and the remaining value of $367,653 was written off during the year ended December 31, 2009.

Multiband Corporation

On October 30, 2007, in lieu of a payment of $75,000, we accepted 30,000 shares of common stock of Multiband Corporation, a Minnesota-based communication services provider to multiple dwelling units.  We classify these securities as available for sale, and they are carried at fair market value.  During the year ended December 31, 2008, we recorded a loss of $6,500 on the sale of 5,000 shares of our investment in Multiband.  In addition, we recorded an unrealized loss of $32,750 due to a temporary decline in value of these securities.  The remaining value of this investment amounted to $29,750 as of December 31, 2008.  We sold our remaining investment in Multiband and recorded a loss of $29,371 in January 2009.

Private Placement

On November 19, 2009 we completed a private offering of our securities in which we sold 215 shares of our Series A convertible redeemable preferred stock, par value $0.001 per share, at $5,000 per share, and warrants to purchase an aggregate of 1,628,800 shares of our common stock at an exercise price of $0.33 per share, the volume-weighted average price of a share of our common stock for the 30-day period immediately preceding November 12, 2009, and received gross proceeds of $1,075,000.  Each share of Series A convertible redeemable preferred stock is convertible into approximately 13,774 shares of our common stock at a conversion price of $0.363 per share, 110% of the volume-weighted average price of our common stock for the 30-day period immediately preceding November 12, 2009.  Except as specifically provided or as otherwise required by law, the Series A convertible redeemable preferred stock will vote together with the common stock shares on an as-if-converted basis and not as a separate class.

We are utilizing the net proceeds from the sale of the Series A convertible redeemable preferred stock shares and the warrants for general working capital needs and to repay certain outstanding indebtedness, and to pay expenses of the offering as well as other general corporate capital purposes.

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

Revenue Recognition

For revenue from product sales, we recognize revenue in accordance with FASB’s Accounting Standards Codification, or ASC, 605-10, and ASC Topic 13 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required.  The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

Revenue from sales-type leases for our EthoStream Hospitality Network products is recognized at the time of lessee acceptance, which follows installation.  We recognize revenue from sales-type leases at the net present value of future lease payments.  Revenue from operating leases is recognized ratably over the lease period.

Fair Value of Financial Instruments

In January 2008, we adopted the provisions under FASB for Fair Value Measurements, which define fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.  Our adoption of these provisions did not have a material impact on our consolidated financial statements.  Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  We have categorized our financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with these provisions.

Stock Based Compensation

We account for our stock based awards in accordance with ASC 718 (formerly SFAS 123(R) “Share-Based Payment”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards.

We estimate the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations.

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of businesses acquired over fair value or net identifiable assets at the date of acquisition.  Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method.  The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill.  We utilize a discounted cash flow valuation methodology to determine the fair value of the reporting unit.  If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary.  If the carrying amount exceeds fair value, we perform the second step to measure the amount of impairment loss.  Any impairment loss is measured by comparing the implied fair value of goodwill with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10 (formerly Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset using a discount rate determined by management to be commensurate with the risk inherent to our current business model.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

The table below outlines our product versus recurring revenues for comparable periods:

	Year Ended December 31,
	2009		2008		Variance

Product	$6,521,906	62%	$13,043,114	79%	$(6,521,208)	-50%
Recurring	3,996,147	38%	3,515,887	21%	480,260	14%
Total	$10,518,053	100%	$16,559,001	100%	$(6,040,948)	-36%

Product revenue

Product revenue principally arises from the sale and installation of SmartGrid and broadband networking equipment, including SmartEnergy technology, Telkonet Series 5 and Telkonet iWire products.  We market and sell to the hospitality, education, healthcare and government/military markets.  The Telkonet Series 5 and the Telkonet iWire products consist of the Telkonet Gateways, Telkonet Extenders, the patented Telkonet Coupler, and Telkonet iBridges.  The SmartEnergy product suite consists of thermostats, sensors, controllers, wireless networking products and a control platform.

For the year ended December 31, 2009, product revenue decreased by 50% when compared to the prior year.  Product revenue in 2009 includes approximately $4.2 million attributed to the sale and installation of energy management products, and approximately $1.9 million for the sale and installation of HSIA products.  Since our sales of energy management and HSIA products are primarily concentrated in the hospitality market, we have been significantly impacted by the current economic downturn, as industry capital expenditures were reduced and/or eliminated.  We expect to see sales growth in 2010 from the addition and/or renewal of incentive based programs for energy efficiency, government stimulus funding through the American Reinvestment and Recovery Act of 2009, and energy savings initiatives in the commercial market.

Recurring Revenue

Recurring revenue includes approximately 2,300 hotels in our broadband network portfolio.  We currently support over 200,000 HSIA rooms, with over 2.1 million monthly users.  For the year ended December 31, 2009, recurring revenue increased by 14% when compared to the prior year.  The increase of recurring revenue was primarily attributed to new HSIA customers added in 2009.

Cost of Sales

	Year ended December 31,
	2009		2008		Variance

Product	$3,878,988	59%	$8,105,304	62%	$(4,226,316)	-52%
Recurring	1,313,108	33%	1,680,832	48%	(367,724)	-22%
Total	$5,192,096	49%	$9,786,136	59%	$(4,594,040)	-47%

Product Costs

Product costs include equipment and installation labor related to the sale of SmartEnergy technology, Telkonet Series 5 and the Telkonet iWire products.  For the year ended December 31, 2009, our product costs decreased by 52% when compared to the prior year primarily attributed to lower sales levels than in 2008.  Product costs also decreased as a percentage of sales, reflecting increased efficiencies in our installation process and our reduced reliance on third party contract services.

Recurring Costs

For the year ended December 31, 2009 recurring costs decreased by 22% when compared to the prior year.  This increase was primarily due to the increased labor efficiencies in our call support center.   As the economy recovers, and we continued to add new HSIA customers to our portfolio, we may need to hire additional support center staff which may affect our recurring product costs and margins.

Gross Profit

	Year ended December 31,
	2009		2008		Variance

Product	$2,642,918	41%	$4,937,810	38%	$(2,294,892)	-35%
Recurring	2,683,039	67%	1,835,055	52%	847,984	46%
Total	$5,325,957	51%	$6,772,865	41%	$(1,446,908)	-21%

Product Gross Profit

The gross profit on product revenue for the year ended December 31, 2009 decreased by 35% compared to the prior year period as a result of decreased product sales and installations on energy management and HSIA sales.

Recurring Gross Profit

Our gross profit associated with recurring revenue increased by 46% for the year ended December 31, 2009.  The increase was a combination of additional recurring revenue and a reduction of our support labor costs.

Operating Expenses

	Year ended December 31,
	2009	2008	Variance

Total	$9,559,195	$14,759,172	$(5,199,977)	-35%

During the year ended December 31, 2009 operating expenses decreased by 35% when compared to the prior year.  Operating expenses were reduced across the board in 2009 to meet the demands of the difficult economy and we continued to see the effects of the restructuring efforts that began in 2008 during which we significantly reduced research and development and administrative costs.

Research and Development

	Year ended December 31,
	2009	2008	Variance

Total	$1,080,148	$2,036,129	$(955,981)	-47%

Our research and development costs related to both present and future products are expensed in the period incurred.  Total expenses for research and development decreased for the year ended December 31, 2009 primarily attributed to the reduction in staffing in the Germantown office.  Current research and development costs are associated with the continued development of Telkonet Series 5 products and next generation TSE and NTSE products.

Selling, General and Administrative Expenses

	Year ended December 31,
	2009	2008	Variance

Total	$6,895,624	$9,252,381	$(2,356,757)	-25%

Selling, general and administrative expenses decreased for the year ended December 31, 2009 over the comparable prior year by 25%.  This decrease was primarily the result of reduced operating costs in response to lower than anticipated sales levels, as well as restructuring and relocation efforts which has resulted in lower in salary and related costs as well as reduced travel costs, professional fees and rent and related costs, when compared to the prior year.

Discontinued Operations

              We had net income from discontinued operations of $6,296,851, or $0.07 per share, for the year ended December 31, 2009, compared to net loss from discontinued operations of $(7,905,302), or $(0.10) per share, for the year ended December 31, 2008.  Net income from discontinued operations for the year ended December 31, 2009 includes the gain on deconsolidation of $6,932,586, offset by MSTI's net loss of $635,735 through the date of deconsolidation of April 22, 2009.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital decreased by $1,345,503 during the year ended December 31, 2009 from a working capital deficit of $2,439,988 at December 31, 2008 to a working capital deficit of $3,785,491 at December 31, 2009, excluding working capital attributed to discontinued operations.  The change in working capital for the year ended December 31, 2009 is due to a combination of factors, of which the significant factors include:

•	Advances to our former subsidiary of approximately $305,000;

•	A Series A preferred stock private placement for total proceeds of $1,075,000;

•	Net repayments on our line of credit of approximately $187,000; and

•	Working capital decreases related to our loss from continuing operations.

Business Loan

On September 11, 2009, we entered into a Loan Agreement to borrow an aggregate principal amount of $300,000 from the Wisconsin Department of Commerce, or the Department.  The outstanding principal balance on the loan bears interest at the annual rate of two percent (2.0%).  Payment of interest and principal is to be made in the following manner:  (a) payment of any and all interest that accrues from the date of disbursement commences on January 1, 2010 and continues on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, we are obligated to pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which will include all remaining principal, accrued interest and other amounts owed by us to the Department under the Loan Agreement.  We may prepay amounts outstanding under the loan in whole or in part at any time without penalty.  The loan is secured by our assets and the proceeds from this loan will be used for our working capital requirements.  The outstanding borrowing under the agreement at December 31, 2009 was $300,000.

Line of Credit

In September 2008, we entered into a two-year line of credit facility with a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by our inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine percent (9%) per annum, adjusted on the date of any change in such prime or base rate, or (ii) sixteen percent (16%).  Interest is payable monthly in arrears on the last day of each month until maturity.  We may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.  The outstanding borrowing under the agreement at December 31, 2009 was $387,000.  The Company has incurred interest expense of $131,538 related to the line of credit for the year ended December 31, 2009. The Prime Rate was 3.25% at December 31, 2009.

On March 24, 2010, the Company received a notice of waiver from Thermo Credit LLC on the cash flow to debt service ratio and tangible net worth requirement, as such terms are defined in items D(10)a and D(10)b of the line of credit agreement.  The waiver is in effect as of December 31, 2009 and for the 90 day period thereafter.

Convertible Debentures

On May 30, 2008, we entered into a Securities Purchase Agreement with YA Global pursuant to which we agreed to issue and sell to YA Global up to $3,500,000 of secured convertible debentures and warrants to purchase up to 2,500,000 shares of our common stock.  The sale of these debentures and warrants was effectuated in three separate closings, the first of which occurred on May 30, 2008, and the remainder of which occurred in July 2008.  At the May 30, 2008 closing, we sold debentures having an aggregate principal value of $1,500,000 and warrants to purchase 2,100,000 shares of our common stock.  In July 2008, we sold the remaining debentures, with an aggregate principal value of $2,000,000, and warrants to purchase 400,000 shares of our common stock.

The debentures accrue interest at a rate of 13% per annum and mature on May 29, 2011.  We may redeem the debentures at any time, in whole or in part, by paying a redemption premium equal to 15% of the principal amount of debentures being redeemed, so long as an “Equity Conditions Failure” (as defined in the debentures) is not occurring at the time of such redemption.  YA Global may also convert all or a portion of the debentures at any time at a price equal to the lesser of (i) $0.58, or (ii) ninety percent (90%) of the lowest volume weighted average price of our common stock during the ten trading days immediately preceding the conversion date.  The warrants expire five years from the date of issuance and entitle YA Global to purchase shares of our common stock at an exercise price per share of $0.61.

On February 20, 2009, we and YA Global entered into an Agreement of Clarification pursuant to which we agreed with YA Global that interest accrued as of December 31, 2008, in the amount of $191,887 would be added to the principal amount outstanding under the debentures and that each debenture be amended to reflect the applicable increase in principal amount.

On May 12, 2009, YA Global met the Exchange Cap for the conversion of its debentures, and thus could not receive additional shares of our common stock upon the conversion of its debentures or exercise of its warrants.  In the Agreement of Clarification, we agreed to seek shareholder approval to remove the Exchange Cap at our 2009 annual meeting of shareholders, which was held on May 28, 2009. On May 28, 2009, our shareholders voted against the proposal to remove the Exchange Cap, which would have allowed YA Global to potentially acquire in excess of 19.99% of the outstanding shares of our common stock.

In November 2009, we issued warrants to YA Global Investments LP pursuant to anti-dilution provisions in their existing warrant agreements that were triggered by the completion of the Series A preferred stock private placement.  These warrants entitled the holders to purchase up to 2,121,212 shares of our common stock at a price per share of $0.33.    We have accounted for the warrants, valued at $510,151, as financing expense using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, an average risk-free interest rate of 2.2% a dividend yield of 0% and volatility of 123%.

Senior Note Payable

On July 24, 2007, we entered into a Senior Note Purchase Agreement with GRQ Consultants, Inc., or GRQ, pursuant to which we issued to GRQ a Senior Promissory Note in the aggregate principal amount of $1,500,000.  The note was due and payable on the earlier to occur of (i) the closing of our next financing, or (ii) January 28, 2008, and bore interest at a rate of six percent (6%) per annum.  We incurred approximately $25,000 in fees in connection with this transaction.  The net proceeds from the issuance of the Note were used for general working capital needs.  In connection with the issuance of the Note, we also issued to GRQ warrants to purchase 359,712 shares of common stock at $4.17 per share.  These warrants expire five years from the date of issuance.  On February 8, 2008, this note was repaid in full, including $49,750 in interest from the issuance date through the date of repayment.

Proceeds from the issuance of common stock

During the year ended December 31, 2009, we received $71,526 from the exercise of common stock purchase warrants issued to various investors.

Cash flow analysis

Cash used in continuing operations was $619,344 during the year ended December 31, 2009, compared to cash used in continuing operations of $3,010,196 during the prior year period.  During the year ended December 31, 2010, our primary capital needs will be for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund inventory purchases, and reducing our trade payables.

We utilized cash for investing activities from continuing operations of $275,085 and $8,374 during the years ended December 31, 2009, and 2008, respectively.  In 2009, these activities involved intercompany loans to MSTI of approximately $305,000, which was partially offset by the sale of our remaining investment in Multiband for proceeds of $33,129.  In 2008, these expenditures were primarily due to the purchase of computer and related equipment and the sale of marketable securities.

We had cash from financing activities from continuing operations of $1,229,807 and $3,519,450 during the years ended December 31, 2009 and 2008, respectively.  In November 2009, we completed a private placement of our preferred stock for proceeds for $1.75 million and in September 2009 we received a $300,000 business loan from the Wisconsin Department of Commerce, and we received $71,526 from the exercise of stock purchase warrants by investors in July and August 2008.  These proceeds were partially offset by $187,000 in repayments on our working capital line of credit used for inventory purchases, and $25,000 for the payment of financing costs related to the accounts receivable factoring program.  During the year ended December 31, 2008, the financing activities involved the sale of 2.5 million shares of common stock at $0.60 per share in a private placement for a total of $1,500,000, in February 2008, the proceeds of which were used to repay the outstanding principal amount on the GRQ Note.  Additionally, we sold debentures for gross proceeds of $3,500,000 in May 2008 and July 2008, and, in May 2008, we received a $400,000 loan from a private investor, which was offset by $462,511 in financing costs.

We have reduced cash required for operations by reducing operating costs and reducing staff levels.  In addition, we are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Our registered independent certified public accountants have stated in their report dated March 31, 2010 that we have incurred operating losses in the past years, and that we are dependent upon management’s ability to develop profitable operations and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible.  These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

Management expects that global economic conditions will continue to present a challenging operating environment through 2010.  To the extent permitted by working capital resources, management intends to continue making targeted investments in strategic operating and growth initiatives.  Working capital management will continue to be a high priority for 2010.

While we have been able to manage our working capital needs with the current credit facilities, additional financing is required in order to meet our current and projected cash flow requirements from operations.  We cannot predict whether this new financing will be in the form of equity or debt.  We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor does it participate in any non-exchange traded contracts requiring fair value accounting treatment.

Acquisition or Disposition of Property and Equipment

During the year ended December 31, 2009, fixed assets purchases totaled approximately $2,675, net of transfers and disposals.  We do not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in our day-to-day operations.

We presently lease 16,400 square feet of commercial office space in Germantown, Maryland, but we are in the process of relocating our personnel to our new corporate headquarters consisting of approximately 12,000 square feet of office space in Milwaukee, Wisconsin, pursuant to a restructuring announced in December 2009.  The Germantown lease expires in December 2015.  We are currently actively pursuing a sublease for all or a portion of this office space for the remaining term of the lease.

In the first quarter of 2010, we began the transfer of inventory and certain property in conjunction with the relocation of our corporate headquarters.  We anticipate the sale or disposal of the certain furniture, fixtures and computer equipment during the remainder of 2010.

New Accounting Pronouncements

See Note B of the Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Disclosure of Contractual Obligations

We currently have outstanding purchase orders with the contract manufacturer for our Smart Energy products totaling $771,000, of which approximately $408,000 represents amounts owed for future shipments of Smart Energy products which we will need to fulfill existing purchase orders with our customers.  We are currently negotiating with the manufacturer and our lenders to ensure the timely payment of these purchases to prevent any delays in the delivery of these products to our customers which could negatively impact our results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 8.    FINANCIAL STATEMENTS.

See the Financial Statements and Notes thereto commencing on Page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls of acquired businesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

With the participation of our Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and continued integration of the 2007 acquisitions of Smart Systems International and EthoStream, LLC. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  We do expect to retain additional personnel to remediate these control deficiencies in the future.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2009 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table furnishes the information concerning the Company’s directors and officers as of March 31, 2010. The directors of the Company are elected every year and serve until their successors are duly elected and qualified.

Name	Age	Position
Jason L. Tienor	35	President and Chief Executive Officer and Director
Richard J. Leimbach	41	Chief Financial Officer
Jeffrey J. Sobieski	33	Chief Operating Officer
Warren V. Musser	83	Director
Anthony Paoni	65	Chairman of the Board (1)(2)
Thomas C. Lynch	67	Director (1)(2)
_____________________________
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

Jason L. Tienor has served as our President and Chief Executive Officer since December 2007 and, from August 2007 until December 2007, he served as our Chief Operating Officer.  In November 2009, he was appointed by our Board of Directors to fill the vacancy created by the resignation of Seth D. Blumenfeld as a director.  Mr. Tienor has also served as Chief Executive Officer of EthoStream, LLC, our wholly-owned subsidiary, since March 2007.  From 2002 until his employment with us, Mr. Tienor served as Chief Executive Officer of EthoStream, LLC, the company that he co-founded. Mr. Tienor received a bachelor of business administration in management information systems and marketing from the University of Wisconsin – Oshkosh and a masters of business administration with an emphasis on computer science from Marquette University. We believe Mr. Tienor’s qualifications to sit on our Board of Directors include his experience as the founder of our wholly-owned subsidiary, EthoStream, LLC, including the leadership he has provided to the Company, first as Chief Operating Officer and then as President and Chief Executive Officer.

Richard J. Leimbach has served as our Chief Financial Officer since December 2007 and, from June 2006 until December 2007, he served as the Vice President of Finance. He also served as our Controller from January 2004 until June 2006.  Mr. Leimbach is a certified public accountant with over fifteen years of public accounting and private industry experience. Prior to joining us, Mr. Leimbach was the Controller with Ultrabridge, Inc., an applications solution provider. Mr. Leimbach also served as Corporate Accounting Manager for Snyder Communications, Inc., a global provider of integrated marketing solutions.

Jeffrey J. Sobieski was named our Chief Operating Officer in June 2008.  Prior to this appointment, Mr. Sobieski served as our Executive Vice President, Energy Management since December 2007 and from March 2007 until December 2007, he served as Chief Information Officer of EthoStream, LLC, our wholly-owned subsidiary.  From 2002 until his employment with us, Mr. Sobieski served as Chief Information Officer of EthoStream, LLC, the company he co-founded.  Mr. Sobieski is also the co-founder of Interactive Solutions, a consulting firm providing support to the Insurance and Telecommunications Industries.

Anthony J. Paoni has served as a director since April 2007. Professor Paoni was elected Chairman of the Board following Warren V. Musser’s resignation from that position in November 2009. He has been a faculty member at Northwestern University’s Kellogg School of Management since 1996.  Previously, he spent 28 years in the information technology industry with market leading organizations that provided computer hardware, software and consulting services.  For the first 15 years of his career, Professor Paoni managed sales and marketing organizations and in the later stages of his career he moved into general management positions starting with PANSOPHIC Systems Incorporated.  This Lisle, Illinois based firm was the world’s fifth largest international software company prior to its acquisition by Computer Associates, Incorporated.  Subsequently, he became chief operating officer of Cross Access, a venture capital funded software firm that provided industry-leading solutions to the heterogeneous database connectivity market segment. In addition, he has been president of two wholly-owned U.S. subsidiaries of Ricardo Consulting, a U.K.-based international engineering consulting firm focused on computer based automotive powertrain design. Prior to joining the Kellogg faculty, Professor Paoni was chief executive officer of Eolas, an Internet software company with patent pending Web technology that was one of the key technology drivers responsible for the rapid adoption of the Internet platform. We believe Mr. Paoni’s qualifications to sit on our Board of Directors include his 15 year career managing sales and marketing organizations followed by his 28 year career in information technology.

Warren V. Musser has served as a director since January 2003 and most recently served as Chairman of the Board until his resignation from that position in November 2009. He has taken over 50 companies public during his distinguished and successful career as an entrepreneur.  He is the founder and Chairman Emeritus of Safeguard Scientifics, Inc. (a high-tech venture capital company, formerly Safeguard Industries, Inc.).  Since January 2003, Mr. Musser has been the President and CEO of The Musser Group (a business consulting firm).  In addition, Mr. Musser is Chairman of InfoLogix, Inc. (a provider of enterprise mobility solutions for the healthcare and commercial industries), a Director of Internet Capital Group, Inc. (a business-to-business venture capital company), NutriSystem, Inc. (a weight management company) and Health Benefits Direct Corp. (a direct marketing/sales company of health/life insurance).  Mr. Musser serves on a variety of civic, educational and charitable boards of directors, and serves as Chairman of the Eastern Technology Council, Economics PA, and Vice President of Development of Cradle of Liberty Council, Boy Scouts of America. We believe Mr. Musser’s qualifications to serve on our Board of Directors include his expertise in the venture capital and private equity arena.

Thomas C. Lynch has served as a director since October 2003.  Mr. Lynch is a Managing Partner of Jones Lang LaSalle (prior to the merger between Jones Lang LaSalle and The Staubach Company, Mr. Lynch served as Senior Vice President of The Staubach Company, a real estate management and advisory services firm) in the Washington, D.C. area.  Mr. Lynch joined The Staubach Company in November 2001 after six years as Senior Vice President at Safeguard Scientifics, Inc. (NYSE: SFE) (a high-tech venture capital company). While at Safeguard, he served nearly two years as President and Chief Operating Officer at CompuCom Systems, a Safeguard subsidiary.  After a 31-year career of naval service, Mr. Lynch retired in the rank of Rear Admiral.  Mr. Lynch’s naval service included Chief, Navy Legislative Affairs, command of the Eisenhower Battle Group during Operation Desert Shield, Superintendent of the United States Naval Academy from 1991 to 1994 and Director of the Navy Staff in the Pentagon from 1994 to 1995.  Mr. Lynch presently serves as a Director of Armed Forces Benefit Association, Mikros Systems, Buckeye Insurance Company, PRWT Services and Infologix systems. We believe Mr. Lynch’s qualifications to sit on our Board of Directors include his extensive executive leadership and management experience.

Audit Committee

The Company maintains an Audit Committee of the Board of Directors. For the year ended December 31, 2009, Messrs. Lynch and Paoni served on the Audit Committee. The Company’s Board of Directors has determined that each of Messrs. Lynch and Paoni is a “financial expert” as defined by Item 401 of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company’s Board of Directors also has determined that each of Messrs. Lynch and Paoni are “independent” as such term is defined in Rule 10A-3 promulgated under the Securities Exchange Act of 1934. The Board of Directors has adopted an audit committee charter, which was ratified by the Company’s stockholders at the 2004 Annual Meeting of Stockholders.  The Audit Committee held 6 meetings in 2009.

Compensation Committee

The Company maintains a Compensation Committee of the Board of Directors. For the year ended December 31, 2009, Messrs. Lynch and Paoni served on the Compensation Committee. The Compensation Committee held 2 meetings during 2009.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain of our officers to file reports of holdings and transactions in shares of Telkonet common stock with the Securities and Exchange Commission. Based on our records and other information, we believe that in 2009 our directors and our officers who are subject to Section 16 met all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth certain information with respect to compensation for services in all capacities for the years ended December 31, 2009 and 2008 paid to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers who were serving as such as of December 31, 2009.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)(1)(2)	All Other Compensation ($)(6)	Total ($)
Jason L. Tienor	2009	$200,770	(3)	$0	$0	$8,400	$209,170
President and Chief	2008	$194,421	(3)	$0	$0	$7,431	$201,852
Executive Officer

Richard. J. Leimbach	2009	$190,731	(4)	$0	$0	$0	$190,731
Chief Financial Officer	2008	$180,039	(4)	$0	$0	$0	$180,039

Jeffrey J. Sobieski	2009	$190,731	(5)	$0	$0	$8,400	$199,131
Chief Operating Officer	2008	$186,421	(5)	$0	$31,180	$7,431	$225,032
_____________________________
(1)	Amounts reflect the compensation cost associated with stock option grants, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation method.
(2)
In 2008, the following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 74%, expected option life of 5.0 years and a risk-free interest rate of 3.0%.

(3)	Includes accrued and unpaid salary to Jason Tienor for the years ended December 31, 2008 and 2009 of $10,687 and $13,062, respectively.
(4)	Includes accrued and unpaid salary to Richard Leimbach for the years ended December 31, 2008 and 2009 of $9,744 and $24,868, respectively.
(5)	Includes accrued and unpaid salary to Jeffrey Sobieski for the years ended December 31, 2008 and 2009 of $10,175 and $11,628, respectively.
(6)	Other compensation represents monthly car allowance paid to certain Telkonet executives.

Employment Agreements

Jason L. Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement with us dated March 15, 2007.  Mr. Tienor’s employment agreement has a term of three years, which may be extended by mutual agreement of the parties thereto, and provides, among other things, for an annual base salary of $148,000 per year and bonuses and benefits based on our internal policies and participation in our incentive and benefit plans.  Additional terms of the employment agreement are described under "Potential Payments upon Termination or Change in Control" below.  On August 20, 2007, Mr. Tienor’s annual salary was increased to $200,000.  Notwithstanding his employment agreement’s expiration, Mr. Tienor continues to be employed and to perform services pursuant to the terms of his employment agreement pending completion of a replacement agreement.

Jeffrey J. Sobieski, Chief Operating Officer, is employed pursuant to an employment agreement with us dated March 15, 2007.  Mr. Sobieski’s employment agreement has a term of three years, which may be extended by mutual agreement of the parties thereto, and provides for a base salary of $148,000 per year and bonuses and benefits based upon our internal policies and participation in our incentive and benefit plans.  Additional terms of the employment agreement are described under "Potential Payments upon Termination or Change in Control" below.  On December 11, 2007, Mr. Sobieski’s salary was increased to $190,000. Notwithstanding his employment agreement’s expiration, Mr. Sobieski continues to be employed and to perform services pursuant to the terms of his employment agreement pending completion of a replacement agreement.

In addition, to the foregoing, stock options are periodically granted to our executive officers under our Amended and Restated Stock Option Plan, or the Plan, at the discretion of the Compensation Committee of the Board of Directors.  Executives are eligible to receive stock option grants, based upon individual performance and the performance of the company as a whole.

Retirement, Health and Welfare Benefits

We offer a variety of health and welfare and retirement programs to all eligible employees. Our executive officers listed in the Summary Compensation Table above, or our Named Executive Officers, generally are eligible for the same benefit programs on the same basis as the rest of the broad-based employees.  Our health and welfare programs include medical, dental, vision, life, accidental death and disability, and short and long-term disability insurance.  In addition to the foregoing, our Named Executive Officers are eligible to participate in our 401(k) Retirement Savings Plan or the Telkonet 401(k).  All of our employees are eligible to participate in the Telkonet 401(k) upon the completion of six months of employment, subject to minimum age requirements.  Contributions by employees under the Telkonet 401(k) are immediately vested and each employee is eligible for distributions upon retirement, death or disability or termination of employment.  Depending upon the circumstances, these payments may be made in installments or in a single lump sum.

Grant of Plan Based Awards

No stock options were granted in the fiscal year ended December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End Table

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2009 for the Named Executive Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exerciseable	Number of Securities Underlying Unexercised Options (#) Unexerciseable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Jason L. Tienor	50,000	50,000	(1)	0	$1.80	4/24/2012 (4)
Richard. J. Leimbach	87,500	0		0	(3)	4/24/2012 (4)
Jeffrey J. Sobieski	20,000	30,000	(2)	0	$1.00	4/24/2012 (4)
_____________________________
(1)           Mr. Tienor’s options were granted on August 10, 2007 and vest ratably on a quarterly basis over a five year period.
(2)           Mr. Sobieski’s options were granted on February 19, 2008 and vest ratably on a quarterly basis over a five year period.
(3)           Includes 37,500 vested options exercisable at $2.59 per share, and 50,000 vested options exercisable at $5.08 per share.
(4)	All options granted in accordance with the Plan have an outstanding term equal to the shorter of ten years, or the expiration of the Plan. The Plan expires on April 24, 2012.
(5)           This table does not include disclosure of outstanding warrants held by any of our Named Executive Officers.

Potential Payments upon Termination

Each of Mr. Tienor’s and Mr. Sobieski’s employment agreements obligate us to continue to pay each executive’s base salary and provide continued participation in employee benefit plans for the duration of the term of their employment agreements in the event such executive is terminated without “cause” by us or if the executive terminates his employment for “good reason.”  “Cause” is defined as the occurrence of any of the following: (i) theft, fraud, embezzlement, or any other act of dishonesty by the executive; (ii) any material breach by the executive of any provision of the employment agreement which breach is not cured within a reasonable time (but not to exceed thirty (30) days after written notification thereof to the executive by us); (iii) any habitual neglect of duty or misconduct of the executive in discharging any of his duties and responsibilities under the employment agreement after a written demand for performance was delivered to the executive that specifically identified the manner in which the board believed the executive had failed to discharge his duties and responsibilities, and the executive failed to resume substantial performance of such duties and responsibilities on a continuous basis immediately following such demand; (iv) commission by the executive of a felony or any offense involving moral turpitude; or (v) any default of the executive’s obligations under the employment agreement, or any failure or refusal of the executive to comply with our policies, rules and regulations generally applicable to our employees, which default, failure or refusal is not cured within a reasonable time (but not to exceed thirty (30) days) after written notification thereof to the executive by us.  If cause exists for termination, the executive shall be entitled to no further compensation, except for accrued leave and vacation and except as may be required by applicable law.  “Good reason” is defined as the occurrence of any of the following: (i) any material adverse reduction in the scope of the executive’s authority or responsibilities; (ii) any reduction in the amount of the executive’s compensation or participation in any employee benefits; or (iii) the executive’s principal place of employment is actually or constructively moved to any office or other location 50 miles or more outside of Milwaukee, Wisconsin.

In the event we fail to renew the employment agreements upon expiration of the term, then we shall continue to pay the executive's base salary and provide the executive with continued participation in each employee benefit plan in which the executive participated immediately prior to expiration of the term for a period of three months following expiration of the term.  Each of Messrs. Tienor and Sobieski have agreed not to compete with us or solicit any of our employees for a period of one year following expiration or earlier termination of the employment agreements.  Assuming Mr. Tienor’s and Mr. Sobieski’s employment agreements were terminated as of December 31, 2009, the total estimated compensation that would have been paid under these agreements would be $78,188 in the aggregate.

Directors’ Compensation

We reimburse non-management directors for costs and expenses in connection with their attendance and participation at Board of Directors meetings and for other travel expenses incurred on our behalf.  We compensate each non-management director at a rate of $4,000 per month, 10,000 vested stock options per quarter and $1,000 for each committee meeting of the Board of Directors such director attends.

In addition to the non-management directors’ compensation plan described above, Mr. Paoni is compensated in the amount of $4,000 per month for executive consulting services.

Until his resignation as Chairman of the Board of Directors in November 2009, Mr. Musser was compensated $8,333 per month (consisting of monthly payments in the amount of $4,000, which payments were consistent with the monthly payments made to the other non-management directors, and $4,333 per month, which payments were in lieu of the 10,000 vested stock options per quarter and $1,000 for each committee meeting that the other non-management directors receive).  Payments to Mr. Musser for Board services were made to The Musser Group pursuant to a September 2003 consulting agreement.  Mr. Musser is the sole principal and owner of The Musser Group.  Mr. Musser currently serves on the Board of Directors according to the terms of Telkonet’s non-management directors’ compensation plan.

The following table summarizes all compensation paid to our directors in the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($) (6)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Warren V. Musser	$48,000	$0	$0		$0	$0	$52,000	(2)	$100,000
Thomas M. Hall (4)	$48,000	$0	$12,196	(3)	$0	$0	$0		$60,196
Thomas C. Lynch	$48,000	$0	$12,196	(3)	$0	$0	$0		$60,196
Seth D. Blumenfeld (5)	$48,000	$0	$12,196	(3)	$0	$0	$0		$60,196
Anthony J. Paoni	$48,000	$0	$12,196	(3)	$0	$0	$48,000	(7)	$108,196
_____________________________
(1)	Amounts reflect the compensation cost associated with stock option grants, calculated in accordance with FASB ASC Topic 718 (formerly SFAS 123R) and using a Black-Scholes valuation method.
(2)	Fees for director services performed by Mr. Musser and paid to the Musser Group pursuant to a September 2003 consulting agreement.
(3)
Stock options granted pursuant to the 2009 non-management director compensation plan.  The following assumptions were used to determine the fair value of stock option awards: historical volatility of 81%, expected option life of 5.0 years and a risk-free interest rate of 3.5%.

(4)	Dr. Hall resigned from our Board of Directors on November 13, 2009.
(5)	Mr. Blumenfeld resigned from our Board of Directors on November 16, 2009.
(6)	Compensation earned by non-employee directors for services rendered during 2009 was accrued and unpaid as of December 31, 2009.
(7)	Fees for consulting services performed by Mr. Paoni in 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,120,883	$1.50	4,173,329
Equity compensation plans not approved by security holders	-	-	-

Total	6,120,883	$1.50	4,173,329

The following table sets forth, as of March 30, 2010, the number of shares of the Company’s common stock beneficially owned by each director and executive officer of the Company, by all directors and executive officers as a group, and by each person known by the Company to own beneficially more than 5.0% of the Company’s outstanding common stock.

	Amount and Nature of Beneficial Ownership
Name and Address (1)	Number of Shares (2)		Percentage of Class
Directors and Executive Officers
Jason L. Tienor, President, Chief Executive Officer and Director	837,203	(3)	*
Richard J. Leimbach, Chief Financial Officer 20374 Seneca Meadows Parkway Germantown, MD 20876	481,200	(4)	*
Jeffrey J. Sobieski, Chief Operating Officer	807,203	(5)	*
Anthony J. Paoni, Chairman	226,750	(6)	*
Warren V. Musser, Director	2,000,000	(7)	1.9%
Thomas C. Lynch, Director	250,000	(8)	*

All Directors and Executive Officers as a group (six persons)	4,602,356		4.4%

*	Less than one percent (1%).

(1)	Unless otherwise indicated, the address of each named holder is in care of Telkonet, Inc., 10200 Innovation Drive, Suite 300, Milwaukee, Wisconsin 53226.
(2)
According to Securities and Exchange Commission rules, beneficial ownership includes shares as to which the individual or entity has voting power or investment power and any shares, which the individual or entity has the right to acquire within 60 days of the date of this table through the exercise of any stock option or other right.

(3)
Includes 701,803 shares of our common stock, options exercisable within 60 days to purchase 50,000 shares of our common stock at $1.80 per share, and Series A convertible redeemable preferred stock and warrants convertible into 85,400 shares of our common stock.

(4)
Includes 351,000 shares of our common stock, options exercisable within 60 days to purchase 37,500 and 50,000 shares of our common stock at $2.59 and $5.08 per share, respectively, and Series A convertible redeemable preferred stock and warrants convertible into 42,700 shares of our common stock.

(5)
Includes 701,803 shares of our common stock, options exercisable within 60 days to purchase 12,500 shares of our common stock at $1.00 per share, and Series A convertible redeemable preferred stock and warrants convertible into 85,400 shares of our common stock.

(6)
Includes options exercisable within 60 days to purchase 80,000 and 40,000 shares of our common stock at $1.00 and $2.30 per share, and Series A convertible redeemable preferred stock and warrants convertible into 106,750 shares of our common stock.

(7)	Includes options exercisable within 60 days to purchase 2,000,000 shares of our common stock at $1.00 per share.
(8)	Includes options exercisable within 60 days to purchase 80,000, 20,000, 70,000 and 80,000 shares of our common stock at $1.00, $2.00, $2.66 and $3.45 per share, respectively.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Description of Related Party Transactions

Several of our officers and directors participated in our November 2009 private placement of Series A convertible redeemable preferred stock and warrants.  On November 16, 2009, we entered into an Executive Officer Reimbursement Agreement with each of Messrs. Tienor, Sobieski and Leimbach, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, respectively, pursuant to which these executive officers participated in the private placement by converting a portion of our outstanding indebtedness owed to them into shares of Series A convertible redeemable preferred stock and warrants to purchase shares of our common stock.  Mr. Tienor converted $20,000 of outstanding indebtedness into four shares of Series A convertible redeemable preferred stock (convertible into 55,096 shares of common stock) and warrants to purchase 30,304 shares of common stock; Mr. Leimbach converted $10,000 of outstanding indebtedness into two shares of Series A convertible redeemable preferred stock (convertible into 27,548 shares of common stock) and warrants to purchase 15,152 shares of common stock; and Mr. Sobieski converted $20,000 of outstanding indebtedness into four shares of Series A convertible redeemable preferred stock (convertible into 55,096 shares of common stock) and warrants to purchase 30,304 shares of common stock.  Anthony Paoni, Chairman of our Board of Directors, also participated in the private placement, purchasing five shares of Series A convertible redeemable preferred stock (convertible into 68,870 shares of common stock) and warrants to purchase 37,880 shares of common stock, for an aggregate purchase price of $25,000.

Anthony Paoni, Chairman of the Company’s Board of Directors, participated in the private placement of Series A Preferred Stock, purchasing five shares of Series A convertible redeemable preferred stock (convertible into 68,870 shares of common stock) and warrants to purchase 37,880 shares of common stock, for an aggregate purchase price of $25,000.

Anthony Paoni, Chairman, also is compensated $4,000 per month for executive consulting  services.

From time to time the Company may receive advances from certain of its officers to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  As of December 31, 2009, the Company owed deferred salary payments to certain executive officers in the amount of $13,062 to Jason L. Tienor, President and Chief Executive Officer, $24,868 to Richard J. Leimbach, Chief Financial Officer, and $11,628 to Jeffrey J. Sobieski, Chief Operating Officer.

Indemnification Agreements

On March 30, 2010, the Company entered into Indemnification Agreements with directors Anthony Paoni, Warren Musser and Thomas Lynch, and executives Jason Tienor, President and Chief Executive Officer and Richard Leimbach, Chief Financial Officer.

The Indemnification Agreements provide that the Company will indemnify the Company's officers and directors, to the fullest extent permitted by law, relating to, resulting from or arising out of any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation by reason of the fact that such officer or director (i) is or was a director, officer, employee or agent of the Company or (ii) is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.. In addition, the Indemnification Agreements provide that the Company will make an advance payment of expenses to any officer or director who has entered into an Indemnification Agreement, in order to cover a claim relating to any fact or occurrence arising from or relating to events or occurrences specified in this paragraph, subject to receipt of an undertaking by or on behalf of such officer or director to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Company as authorized under this Agreement,.

The foregoing summary of the Indemnification Agreements is subject to, and qualified in its entirety by, the Form of Indemnification Agreement, which is included as Exhibit 10.12 to this Annual Report on Form 10-K.

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

Director Independence

The Board of Directors has determined that Messrs. Lynch and Paoni are “independent” under the listing standards of the NYSE AMEX.  Each of Messrs. Lynch and Paoni serve on, and are the only members of, the Company’s Audit Committee and Compensation Committee.  Although the Company does not maintain a standing Nominating Committee, nominees for election as directors are considered and nominated by a majority of the Company’s independent directors in accordance with the NYSE AMEX listing standards. “Independence” for these purposes is determined in accordance with Section 121(A) of the NYSE AMEX Rules and Rule 10A-3 under the Securities Exchange Act of 1934.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2009 and 2008.

	December 31, 2009	December 31, 2008
1. Audit Fees	$185,413	$309,755
2. Audit Related Fees	24,250	46,262
3. Tax Fees	--	--
4. All Other Fees	--	--
Total Fees	$209,663	$356,017

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

Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company’s Audit Committee Charter, the independent auditors and management are required to report to the Company’s audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit fees, audit-related fees, tax fees and other fees incurred by the Company for the year ended December 31, 2009 were approved by the Company’s audit committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of RBSM LLP on Consolidated Financial Statements as of and for the periods ended December 31, 2009 and December 31, 2008

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years ended December 31, 2009 and 2008

Consolidated Statements of Equity for the Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for Years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules.

Additional Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

	(3)	Exhibits required to be filed by Item 601 of Regulation S-K.

See Exhibit Index located immediately following this Item 15.

The exhibits filed herewith are attached hereto (except as noted) and those indicated on the Exhibit Index which are not filed herewith were previously filed with the Securities and Exchange Commission as indicated.

 EXHIBIT INDEX

 The following exhibits are included herein or incorporated by reference:

Exhibit Number	Description Of Document
2.1	MST Stock Purchase Agreement and Amendment (incorporated by reference to our 8-K filed on February 2, 2006)
2.2	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K filed on March 2, 2007)
2.3	Unit Purchase Agreement by and among Telkonet, Inc., EthoStream, LLC and the members of EthoStream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K filed on March 16, 2007)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
3.3	Amendment to Articles of Incorporation (incorporated by reference to our Form 8-K (No. 001-31972), filed November 18, 2009)
4.1	Form of Series A Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.2	Form of Series A Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)
4.3	Form of Series B Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.4	Form of Series B Non-Detachable Warrant (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.5	Form of Senior Note (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.6	Form of Non-Detachable Senior Note Warrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.7	Senior Convertible Note by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.8	Senior Convertible Note by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.11	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.12	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.13	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K (No. 001-31972), filed on September 6, 2006)
4.14	Form of Accelerated Payment Option Warrant to Purchase Common Stock (incorporated by reference to our Registration Statement on Form S-3 (No. 333-137703), filed on September 29, 2006.
4.15	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)
4.16	Senior Note by Telkonet, Inc. in favor of GRQ Consultants, Inc. (incorporated by reference to our Form 10-Q (No. 001-31972), filed November 9, 2007)
4.17	Warrant to Purchase Common Stock by Telkonet, Inc in favor of GRQ Consultants, Inc. (incorporated by reference to our Form 10-Q (No. 001-31972), filed November 9, 2007)
4.18	Form of Promissory Note (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008)
4.19	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008)
4.20	Form of Convertible Debenture (incorporated by reference to our Form 8-K (No. 001-31972) filed on June 5, 2008)
4.21	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on June 5, 2008)

10.1	Amended and Restated Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-161909), filed on September 14, 2009)
10.2
Securities Purchase Agreement, dated February 1, 2007, by and among Telkonet, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, Hudson Bay Fund LP and Hudson Bay Overseas Fund, Ltd. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)

10.3
Registration Rights Agreement, dated February 1, 2007, by and among Telkonet, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, Ena, Hudson Bay Fund LP and Hudson Bay Overseas Fund, Ltd. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)

10.4	Employment Agreement by and between Telkonet, Inc. and Jason Tienor, dated as of March 15, 2007 (incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
10.5	Employment Agreement by and between Telkonet, Inc. and Jeff Sobieski, dated as of March 15, 2007 (incorporated by reference to our Form 10-K (No. 001-31972), filed March 16, 2007)
10.6	Securities Purchase Agreement, dated May 30, 2008, by and between Telkonet, Inc. and YA Global Investments LP (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2008)
10.7	Registration Rights Agreement, dated May 30, 2008, by and between Telkonet, Inc. and YA Global Investments LP (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2008)
10.8	Security Agreement, dated May 30, 2008, by and between Telkonet, Inc. and YA Global Investments LP (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2008)
10.9	Commercial Business Loan Agreement, dated September 9, 2008, by and between Telkonet, Inc. and Thermo Credit, LLC (incorporated by reference to our Form 8-K filed on September 10, 2008)
10.10	Loan Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
10.11
General Business Security Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)

10.12	Form of Director and Officer Indemnification Agreement
14	Code of Ethics (incorporated by reference to our Form 10-KSB (No. 001-31972), filed on March 30, 2004).
21	Telkonet, Inc. Subsidiaries (incorporated by reference to our Form 10-K (No. 001-31972) filed March 16, 2007)
23.1	Consent of RBSM LLP , Independent Registered Certified Public Accounting Firm, filed herewith
24	Power of Attorney (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard J. Leimbach
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard J. Leimbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELKONET, INC.

Dated: March 31, 2010	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Jason L. Tienor	Chief Executive Officer and Director	March 31, 2010
Jason Tienor	(principal executive officer)
/s/ Richard J. Leimbach	Chief Financial Officer	March 31, 2010
Richard J. Leimbach	(principal financial officer) (principal accounting officer)
/s/ Anthony J. Paoni	Chairman of the Board	March 31, 2010
Anthony J. Paoni

/s/ Warren V. Musser	Director	March 31, 2010
Warren V. Musser

/s/ Thomas C. Lynch	Director	March 31, 2010
Thomas C. Lynch

SECURITIES AND EXCHANGE COMMISSION

WAS HINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2009 AND 2008

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

TELKONET, INC.

TELKONET, INC.

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Telkonet, Inc.
Milwaukee, WI

We have audited the accompanying consolidated balance sheets of Telkonet, Inc. and its subsidiaries (the "Company") as of December 31, 2009 and 2008 and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
Certified Public Accountants

New York, New York
March 31, 2010

TELKONET, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$503,870	$168,492
Accounts receivable, net	251,684	836,336
Inventories	906,583	1,733,940
Other current assets	246,936	230,539
Current assets from discontinued operations	-	476,459
Total current assets	1,909,073	3,445,766

Property and equipment, net	254,499	403,593

Other assets:
Marketable securities	-	397,403
Deferred financing costs, net	227,767	432,136
Goodwill and other intangible assets, net	13,895,792	15,137,469
Other assets	8,000	98,807
Other assets from discontinued operations	-	6,593,169
Total other assets	14,131,559	22,658,984

Total Assets	$16,295,131	$26,508,343

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,866,120	$2,561,213
Accrued liabilities and expenses	2,271,838	1,996,044
Line of credit	387,000	574,005
Other current liabilities	169,606	278,034
Current Liabilities from discontinued operations	-	13,450,362
Total current liabilities	5,694,564	18,859,658

Long-term liabilities:
Convertible debentures, net of debt discounts of $457,560 and $825,585, respectively	1,148,463	1,311,065
Derivative liability	1,881,299	2,573,126
Note payable	300,000	-
Deferred lease liability and other	50,791	50,791
Long-term liabilities from discontinued operations	-	-
Total long-term liabilities	3,380,553	3,934,982

Commitments and contingencies		-

Redeemable preferred stock, Series A; par value $.001 per share; 215 shares authorized, 215 and 0 shares issued and outstanding at December 31, 2009 and 2008, respectively, net (Face value $1,075,000 and $0, respectively)	732,843	-

Equity
Preferred stock, undesignated, par value $.001 per share; 14,999,785 shares authorized; none issued and outstanding at December 31,2009 and 2008, respectively	-	-
Common stock, par value $.001 per share; 155,000,000 shares authorized; 96,563,771 and 87,525,495 shares issued and outstanding at December 31, 2009 and 2008, respectively	96,564	87,526
Additional paid-in-capital	120,132,088	118,197,450
Accumulated deficit	(113,741,481)	(114,801,318)
Accumulated comprehensive loss	-	(32,750)
Total stockholders’ equity attributable to Telkonet, Inc.	6,487,171	3,450,908
Non controlling interest	-	262,795
Total equity	6,487,171	3,713,703

Total Liabilities and Equity	$16,295,131	$26,508,343

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSSES)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Revenues, net:
Product	$6,521,906	$13,043,114
Recurring	3,996,147	3,515,887
Total Revenue	10,518,053	16,559,001

Cost of Sales:
Product	3,878,988	8,105,304
Recurring	1,313,108	1,680,832
Total Cost of Sales	5,192,096	9,786,136

Gross Profit	5,325,957	6,772,865

Operating Expenses:
Research and Development	1,080,148	2,036,129
Selling, General and Administrative	6,895,624	9,252,381
Impairment of Goodwill and Long Lived Assets	1,000,000	2,380,000
Stock Based Compensation	235,234	699,639
Depreciation and Amortization	348,189	391,023
Total Operating Expenses	9,559,195	14,759,172

Loss from Operations	(4,233,238)	(7,986,307)

Other Income (Expenses):
Financing Expense, net	(1,384,502)	(2,814,795)
Gain (Loss) on Derivative Liability	777,750	(1,174,121)
Loss on Sale of Investments	(29,371)	(6,500)
Impairment of Investment in Marketable Securities	(367,653)	(4,098,514)
Total Other Income (Expenses)	(1,003,776)	(8,093,930)

Loss from Continuing Operations Before Provision for Income Tax	(5,237,014)	(16,080,237)

Provision for Income Tax	-	-

Loss from Continuing Operations	$(5,237,014)	$(16,080,237)

Discontinued Operations
Loss from Discontinued Operations	(635,735)	(7,905,302)
Gain on Deconsolidation	6,932,586	-

Net Income (Loss) attributable to common stockholders	$1,059,837	$(23,985,539)

Net Income (Loss) per share:
Loss per share from continuing operations – basic and diluted	$(0.06)	$(0.20)
Income (Loss) per share from discontinued operations – basic and diluted	$0.07	$(0.10)
Net Income (Loss) per share – basic	$0.01	$(0.30)
Net Income (Loss per share – diluted	$0.01	$(0.30)
Weighted average common shares outstanding – basic	94,486,950	79,153,788
Weighted average common shares outstanding – diluted	102,866,200	79,153,788

Comprehensive Income (Loss):
Net Income (Loss)	$1,059,837	$(23,985,539)
Unrealized gain (loss) on investment	32,750	(32,750)

Comprehensive Income (Loss)	$1,092,587	$(24,018,289)

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at January 1, 2008			70,826,544	$70,827	$112,013,093	$(90,815,779)	$-	$-	$21,268,141

Shares issued in exchange for services rendered and accrued at approximately $1.00 per share	-	-	346,244	346	345,060	-	-	-	345,406

Shares issued for cashless warrants exercised	-	-	1,000,000	1,000	(1,000)	-	-	-	-

Shares issued in connection with Private Placement	-	-	2,500,000	2,500	1,497,500	-	-	-	1,500,000

Adjustment shares issued for investment in affiliate	-	-	3,046,425	3,046	(3,046)	-	-		-

Adjustment shares issued for purchase of subsidiary	-	-	1,882,225	1,882	(1,882)	-	-	-	-

Shares issued from escrow contingency in purchase of subsidiary	-	-	600,000	600	379,400	-	-	-	380,000

Shares issued in exchange for convertible debentures	-	-	7,324,057	7,324	1,356,026	-	-	-	287,106

Value of additional warrants issued in conjunction with anti-dilution provision	-	-	-	-	200,459	-	-	-	200,459

Stock-based compensation expense related to the re-pricing of investor warrants	-	-	-	-	1,598,203	-	-	-	1,598,203

Stock-based compensation expense related to employee stock options	-	-	-	-	559,478	-	-	-	559,478

Value of warrants attached to note payable	-	-	-	-	254,160	-	-	-	254,160

Holding loss on available for sale securities	-	-	-	-	-	-	(32,750)	-	(32,750)

Non-controlling interest	-	-	-	-	-	-	-	262,795	262,795

Loss from discontinued operations	-	-	-	-	-	(7,905,302)	-	-	(7,905,302)

Loss from continuing operations	-	-	-	-	-	(16,080,237)	-	-	(16,080,237)

Balance at December 31, 2008	-	-	87,525,495	$87,526	$118,197,450	$(114,801,318)	$(32,750)	$262,795	$3,717,703

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at January 1, 2009			87,525,495	$87,526	$118,197,450	$(114,801,318)	$(32,750)	$262,795	$3,713,703

Shares issued in exchange for services rendered at approximately $0.12 per share	-	-	83,333	83	9,917	-	-	-	10,000

Shares issued for warrants exercised at $0.09 per share	-	-	780,000	780	70,746	-	-	-	71,526

Shares issued in exchange for convertible debentures	-	-	8,174,943	8,175	714,339	-	-	-	722,514

Stock-based compensation expense related to employee stock options	-	-	-	-	216,842	-	-		216,842

Re-pricing of investor warrants	-	-	-	-	70,486	-	-	-	70,486

Issuance of investor warrants	-	-	-	-	510,151	-	-	-	510,151

Warrants issued with redeemable convertible preferred stock	-	-	-	-	287,106	-	-	-	287,106

Beneficial conversion feature of redeemable convertible preferred stock	-	-	-	-	70,922	-	-	-	70,922

Accretion of preferred discount	-	-	-	-	(5,967)	-	-	-	(5,967)

Accretion of preferred dividends	-	-	-	-	(9,904)	-	-	-	(9,904)

Unrealized Gain on available for sale securities	-	-	-	-	-	-	32,750	-	32,750

Reclass of non-controlling interest	-	-	-	-	-	-	-	(262,795)	(262,795)

Income from discontinued operations	-	-	-	-	-	6,296,851	-	-	6,296,851

Loss from continuing operations	-	-	-	-	-	(5,237,014)	-	-	(5,237,014)

Balance at December 31, 2009	-	$-	96,563,771	$96,564	$120,123,088	$(113,741,481)	$-	$-	$6,487,171

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net income (loss) attributable to common shareholders	$1,059,837	$(23,985,539)
Net (income) loss from discontinued operations	(6,296,851)	7,905,302
Net loss from continuing operations	(5,237,014)	(16,080,237)

Adjustments to reconcile net loss from operations to cash used in operating activities:
Amortization of debt discounts and financing costs	683,317	745,392
Impairment of goodwill and long-lived assets	1,000,000	2,380,000
Impairment of investment in affiliate	367,653	4,098,514
Loss on sale of investment	29,371	6,500
(Gain) loss on derivative liability	(777,750)	1,174,121
Stock based compensation	226,842	699,639
Fair value of issuance of warrants and re-pricing (financing expense)	580,637	2,052,822
Depreciation and Amortization	348,188	417,888

Increase / decrease in:
Accounts receivable, trade and other	1,341,211	1,090,538
Inventories	827,357	871,349
Prepaid expenses and deposits	65,184	406,246
Deferred revenue	(943)	(37,099)
Other Assets	(46,492)	115,379
Accounts payable, accrued expenses, net	(26,905)	(951,248)
Cash used in continuing operations	(619,344)	(3,010,196)
Cash used in discontinued operations	(287,997)	(1,048,189)
Net Cash Used In Operating Activities	(907,341)	(4,058,385)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,675)	(14,374)
Advances to unconsolidated subsidiary	(305,539)	-
Proceeds from sale of investment	33,129	6,000
Cash used in continuing operations	(275,085)	(8,374)
Cash used in discontinued operations	(5,979)	(1,128,255)
Net Cash Used In Investing Activities	(281,064)	(1,136,629)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of costs and fees	-	1,500,000
Proceeds from issuance of convertible debentures, net of costs	-	3,037,434
Proceeds from issuance of note payable	300,000	-
Proceeds from the issuance of preferred stock	1,075,000	-
Proceeds (repayments) from line of credit	(187,005)	574,005
Financing fees for line of credit and factoring agreement	(25,000)	(84,861)
Repayment of notes payable	-	(1,500,000)
Proceeds from exercise of stock options and warrants	71,526	-
Repayment of capital lease and other	(4,714)	(7,128)
Cash provided by continuing operations	1,229,807	3,519,450
Cash provided by discontinued operations	293,976	1,237,438

Net Cash Provided By Financing Activities	1,523,783	4,756,888
Net Increase (Decrease) In Cash and Equivalents	335,378	(438,126)
Cash and cash equivalents at the beginning of the year	168,492	606,618

Cash and cash equivalents at the end of the year	$503,870	$168,492

 See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for financing expenses	$350,926	$333,435
Income taxes paid	-	-

Non-cash investing and financing transactions:
Beneficial conversion feature of redeemable convertible preferred stock	70,922	-
Value of warrants issued with redeemable convertible preferred stock	287,106	-
Value of warrants attached to senior note	-	254,160
Value of common stock issued for conversion debenture principal	722,514	1,363,350
Accrued interest reclassified as convertible debenture principal	191,887	-
Equipment purchased under capital lease obligations	-	226,185

See accompanying notes to consolidated financial statements

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

In 2009, the Company completed the deconsolidation of MST by reducing its ownership percentage and board membership.  Financial statements and accompanying notes included in this report include disclosure of the results of operations for MST, for all periods presented, as discontinued operations.  These notes to the consolidated financial statements are presented on a continuing operations basis, except where otherwise indicated.

Investments in entities over which the Company has significant influence, typically those entities that are 20 to 50 percent owned by the Company, are accounted for using the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from continuing operations of $(5,237,014) for the year ended December 31, 2009, accumulated deficit of $(113,741,481) and a working capital deficit of $(3,785,491) as of December 31, 2009.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The allowance for doubtful accounts was $175,000 and $176,400 at December 31, 2009 and December 31, 2008, respectively. Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past due date.  The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period.  Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history.  Typically, accounts are only escalated to “uncollectible” status after multiple attempts have been made to communicate with the customer.

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

Fair Value of Financial Instruments

In January 2008, we adopted the provisions under FASB for Fair Value Measurements, which define fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.  Our adoption of these provisions did not have a material impact on our consolidated financial statements.  Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  We have categorized our financial assets and liabilities that are recurring, at fair value into a three-level hierarchy in accordance with these provisions.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of businesses acquired over fair value or net identifiable assets at the date of acquisition.  Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method.  The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill.  We utilize a discounted cash flow valuation methodology to determine the fair value of the reporting unit.  If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary.  If the carrying amount exceeds fair value, we perform the second step to measure the amount of impairment loss.  Any impairment loss is measured by comparing the implied fair value of goodwill with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10 (formerly Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset using a discount rate determined by management to be commensurate with the risk inherent to our current business model.

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

Investments

 Telkonet maintained investments in two publicly-traded companies during the year ended December 31, 2009.  The Company classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Unrealized gains on the sale of one investment resulted in a gain of $32,750 recorded for the year ended December 31, 2009 and an unrealized loss of $32,750 was recorded for the year ended December 31, 2008.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.   Realized losses of $397,024 were recognized for the year ended December 31, 2009, of which, a $29,371 loss was recorded in February 2009 for the sale of the Company’s remaining investment in Multiband, and a $367,653 loss was recorded in September 2009 for the write-off of the Company’s remaining investment in Geeks on Call America, Inc.  A realized loss of $4,098,514 was recorded for the write-down of the Company’s investment in Geeks on Call America, Inc. and a loss of $6,500 was recognized for the sale of a portion of the Company’s investment in Multiband, during the year ended December 31, 2008.

Deferred Financing Costs

Deferred financing costs are being amortized under the straight-line method over the terms of the related indebtedness, which approximates the effective interest method and is included in interest expense in the accompanying consolidated statements of operations.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740-10 “Income Taxes.” Under this method, deferred taxes (when required) are provided based on the difference between the financial reporting and income tax bases of assets and liabilities and net operating losses at the statutory rates enacted for future periods. The Company has a policy of establishing a valuation allowance when it is more likely than not that the Company will not realize the benefits of its deferred tax assets in the future.

In June 2006, the FASB issued FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of ASC 740-10-25, as required. As a result of implementing ASC 740-10-25, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740-10-25 did not have a material effect on the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008.

Net Income (Loss) per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”).  Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants.

For the year ended December 31, 2009, the dilutive income per share includes the dilutive effect of shares issuable upon conversion of convertible notes.  For the year ended December 31, 2009, outstanding stock options and warrants were excluded from the dilutive common stock equivalents since their exercise prices were greater than the average market price during the year.

During 2008, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

For revenue from product sales, we recognize revenue in accordance with FASB’s Accounting Standards Codification, or ASC, 605-10, and ASC Topic 13 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required.  The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

Revenue from sales-type leases for EthoStream products is recognized at the time of lessee acceptance, which follows installation. The Company recognizes revenue from sales-type leases at the net present value of future lease payments. Revenue from operating leases is recognized ratably over the lease period

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Guarantees and Product Warranties

Accounting Standards Codification subtopic 460-10, Guarantees (“ASC 460-10”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The Company’s guarantees were issued subject to the recognition and disclosure requirements of ASC 460-10 as of December 31, 2009 and 2008. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the year ended December 31, 2009 and 2008, the Company experienced approximately three percent of units returned. As of December 31, 2009 and 2008, the Company recorded warranty liabilities in the amount of $104,917 and $146,951, respectively, using this experience factor.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $4,735 and $92,410 in advertising costs during the years ended December 31, 2009 and 2008, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2009 and 2008 were $1,080,148 and $2,036,129, respectively.

Comprehensive Income

The Company adopted Statement of Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Non-controlling Interest

As a result of adopting FASB ASC 810-10 Consolidations – Variable Interest Entities, on January 1, 2009, we present non-controlling interests (previously shown as minority interest) as a component of equity on our Consolidated Balance Sheets and Consolidated Statement of Equity.  The adoption of this guidance did not have any other material impact on our financial position, results of operations or cash flow.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding the method to allocate resources and assess performance. With the exception to the discontinued operations of MST, the Company has one reportable segment for financial reporting purposes, which represents our core business.  The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. The Company’s management relies on the internal management system to provide sales, cost and asset information for the business as a whole.

Stock Based Compensation

We account for our stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

We estimate the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations.

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

Stock-based compensation expense for the years ended December 31, 2009 and 2008 was $226,842 and $699,639, respectively, net of tax effect.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued FASB ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which clarifies certain existing disclosure requirements in ASC 820 as well as requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009. The Company is currently assessing the impact on its consolidated results of operations and financial condition.

In January 2010, the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed shareS represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not have any escrowed shares held at this time. As such, the Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on the Company’s financial position, results of operations or operating cash flows.

In January 2010, the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. The Company has not and does not intend to declare dividends for preferred to common stock holders. Management does not expect adoption of this standard to have any material impact on the Company’s financial position, results of operations or operating cash flows.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

FASB ASC TOPIC 860 - "Accounting for Transfer of Financial Assets and Extinguishment of Liabilities." In June 2009, the FASB issued additional guidance under Topic 860 which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this Topic is not expected to have a material impact on the Company's financial statements and disclosures.

In October 2009, the FASB issued FASB ASU No. 2009-13, Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. ASU 2009-13 may be applied retrospectively or prospectively for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company is currently assessing the impact on its consolidated financial position and results of operations

In October 2009, the FASB issued ASC 985-605, “Software Revenue Recognition.” This ASC changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASC are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently assessing the impact on its consolidated financial position and results of operations

In February 2010, the FASB issued FASB ASU 2010-09, Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements, which clarifies certain existing evaluation and disclosure requirements in ASC 855 related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effectively immediately. The new guidance does not have an effect on the Company’s consolidated results of operations and financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE C - INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at December 31, 2008 are:

	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets: EthoStream subscriber lists	$2,900,000	$(432,986)	$2,467,014	-	12.0
Total Amortized identifiable Intangible Assets	2,900,000	(432,986)	2,467,014		12.0
Goodwill - EthoStream	8,796,439	(2,000,000)	6,796,439	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$17,570,455	$(2,432,986)	$15,137,469	$-

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Total identifiable intangible assets acquired and their carrying values at December 31, 2009 are:
	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Intangible Assets and Goodwill:
Amortized Identifiable Intangible Assets: EthoStream subscriber lists	$2,900,000	$(674,663)	$2,225,337	$-	12.0
Total Amortized identifiable Intangible Assets	2,900,000	(674,663)	2,225,337		12.0
Goodwill - EthoStream	8,796,439	(3,000,000)	5,796,439	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$17,570,455	$(3,674,663)	$13,895,792	$-

Total amortization expense charged to operations for the year ended December 31, 2009 and 2008 was $241,677 and $241,666, respectively. Estimated amortization expense as of December 31, 2009 is as follows:

Years Ended December 31,
2010	$241,667
2011	241,667
2012	241,667
2013	241,667
2014 and after	1,258,670
Total	$2,225,337

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $14,670,455 as a result of the acquisitions of EthoStream and SSI during the year ended December 31, 2007.   The Company evaluates goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. The Company generally determines the fair value of a reporting unit using a combination of the income approach, which is based on the present value of estimated future cash flows, and the market approach, which compares the business unit's multiples to its competitors. At December 31, 2009 and 2008, the Company has determined that a portion of the value of EthoStream’s goodwill has been impaired based upon management’s assessment of operating results and forecasted discounted cash flow and has written off $1,000,000 and $2,000,000, respectively, of its value.  During the year ended December 31, 2008, the Company recorded a goodwill impairment charge, included in discontinued operations, of $380,000 related to the additional shares issued upon the release of the purchase price contingency escrow with the MSTI acquisition.

The estimated fair value of our goodwill could change if the Company is unable to achieve operating results at the levels that have been forecasted, the market valuation of our business decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the Company. These changes could result in a further impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

NOTE D - ACCOUNTS RECEIVABLE

Components of accounts receivable as of December 31, 2009 and 2008 are as follows:

	2009	2008
Accounts receivable (factored)	$736,781	$1,961,535
Advances from factor	(462,957)	(1,075,879)
Due from factor	273,824	885,656
Accounts receivable (non-factored)	152,860	127,080
Allowance for doubtful accounts	(175,000)	(176,400)
Total	$251,684	$836,336

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

In February 2008, the Company entered into a factoring agreement to sell, without recourse, certain receivables to an unrelated third party financial institution in an effort to accelerate cash flow.  Under the terms of the factoring agreement the maximum amount of outstanding receivables at any one time is $2.5 million.  Proceeds on the transfer reflect the face value of the account less a discount.  The discount is recorded as interest expense in the Consolidated Statement of Operations in the period of the sale.  Net funds received reduced accounts receivable outstanding while increasing cash.  Fees paid pursuant to this arrangement are included in “Financing expense” in the Consolidated Statement of Operations and amounted to $197,570 for the year ended December 31, 2009. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets.

NOTE E - INVENTORIES

Components of inventories as of December 31, 2009 and 2008 are as follows:

	2009	2008
Raw Materials	$540,434	$843,978
Finished Goods	566,149	1,089,962
Reserve for Obsolescence	(200,000)	(200,000)
Total	$906,583	$1,733,940

NOTE F - OTHER CURRENT ASSETS

Components of other current assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
Investment in sales-type lease - current	$899	$10,270
Prepaid expenses and deposits	246,037	220,269
Total	$246,936	$230,539

EthoStream, LLC’s net investment in sales-type leases, included in other assets, as of December 31, 2009 and 2008 consists of the following:

	2009	2008
Total Minimum Lease Payments to be Received	$912	$11,709
Less: Unearned Interest Income	(13)	(540)
Net Investment in Sales-Type Leases	899	11,169
Less: Current Maturities	(899)	(10,270)
Non-Current Portion	$-	$899

Aggregate future minimum lease payments to be received under the above leases are as follows as of December 31, 2009:

2010	912
2011	-
2012	-
$912

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE G - PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2009 and 2008 consists of the following:

	2009	2008
Telecommunications and related equipment	117,637	117,493
Development Test Equipment	153,487	153,484
Computer Software	160,894	160,894
Leasehold Improvements	228,017	248,778
Office Equipment	371,251	382,851
Office Fixtures and Furniture	246,298	265,318
Total	1,277,584	1,328,818
Accumulated Depreciation	(1,023,085)	(925,225)
	$254,499	$403,593

Depreciation expense included as a charge to income was $106,513 and $90,364 for December 31, 2009 and 2008 respectively.

NOTE H - MARKETABLE SECURITIES

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

On February 8 2008, Geeks on Call Acquisition Corp., a newly formed, wholly-owned subsidiary of Geeks On Call Holdings, Inc., (formerly Lightview, Inc.) merged with Geeks on Call America, Inc (“GOCA”). As a result of the merger, the Company’s common stock in GOCA was exchanged for shares of common stock of Geeks on Call Holdings Inc.  Immediately following the merger, Geeks on Call Holdings Inc. completed a private placement of its common stock for aggregate gross proceeds of $3,000,000. As a result of this transaction, the Company’s 30% interest in GOCA became an 18% interest in Geeks on Call Holdings Inc.  The Company has determined that its investment in GOCA is impaired because it believes that the fair market value of GOCA has permanently declined.   Accordingly, the Company wrote-off $4,098,514 during the year ended December 31 2008.   The remaining value of this investment, which amounted to $367,653 was determined to be permanently impaired and therefore was completely written off during the year ended December 31, 2009.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE I - OTHER LONG TERM ASSETS

Components of other long term assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
Long-term investments – Amperion, Inc.	$8,000	$8,000
Investments in sales-type leases – non current	-	899
Deposits and other	-	89,908
Total	$8,000	$98,807

On November 30, 2004, the Company entered into a Stock Purchase Agreement (“Agreement”) with Amperion, Inc. ("Amperion"), a privately held company. Amperion is engaged in the business of developing networking hardware and software that enables the delivery of high-speed broadband data over medium-voltage power lines. Pursuant to the Agreement, the Company invested $500,000 in Amperion in exchange for 11,013,215 shares of Series A Preferred Stock for an equity interest of approximately 0.8%. The Company accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee. The carrying value of the Company’s investment in Amperion is $8,000 at December 31, 2009 and 2008.

NOTE J - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Accounts payable	$2,866,120	$2,561,213
Accrued expenses and liabilities	1,101,036	826,276
Accrued payroll and payroll taxes	1,042,268	832,593
Accrued interest	23,617	190,224
Warranty	104,917	146,951
Total	$5,137,958	$4,557,257

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE K - LINE OF CREDIT

In September 2008, the Company entered into a two-year line of credit facility with Thermo Credit LLC, a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by the Company’s inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine (9%) percent per annum, adjusted on the date of any change in such prime or base rate, or (ii) Sixteen percent (16%).  Interest, computed on a 365/360 simple interest basis, and fees on the credit facility are payable monthly in arrears on the last day of each month and continuing on the last day of each month until the maturity date.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.  The outstanding borrowing under the agreement at December 31, 2009, and 2008, was $387,000 and $574,005, respectively.  The Company has incurred interest expense of $131,538 related to the line of credit for the year ended December 31, 2009. The Prime Rate was 3.25% at December 31, 2009.

On March 24, 2010, the Company received a notice of waiver from Thermo Credit LLC on the cash flow to debt service ratio and tangible net worth requirement, as such terms are defined in items D(10)a and D(10)b of the line of credit agreement.  The waiver is in effect as of December 31, 2009 and for the 90 day period thereafter.

NOTE L - SENIOR CONVERTIBLE DEBENTURES AND SENIOR NOTES PAYABLE

Senior Convertible Debenture

A summary of convertible debentures payable at December 31, 2009 and December 31, 2008 is as follows:

	December 31, 2009	December 31, 2008
Senior Convertible Debentures, accrue interest at 13% per annum and mature on May 29, 2011	$1,606,023	$2,136,650
Debt Discount - beneficial conversion feature, net of accumulated amortization of $558,256 and $295,508 at December 31, 2009 and December 31, 2008, respectively.	(248,633)	(425,458)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $469,113 and $277,913 at December 31, 2009 and December 31, 2008, respectively.	(208,927)	(400,127)

Total	$1,148,463	$1,311,065
Less: current portion	-	-
	$1,148,463	$1,311,065

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

During the year ended December 31, 2009, $722,514 of the principal value of the debentures was converted into 8,174,943 shares of common stock.  Accordingly, as of December 31, 2009, the Company has $1,606,023 outstanding in convertible debentures.

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

In November 2009, the Company re-priced all of the outstanding warrants issued to YA Global Investments LP to $0.33 per share and issued additional warrants pursuant to anti-dilution provisions in the YA Global warrant agreements which were triggered by the completion of the Series A preferred stock private placement on November 19, 2009.  The warrants entitled the holders to purchase up to 2,121,212 shares of the Company’s common stock at a price per share of $0.33.    The Company valued the warrants at $510,151 using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, an average risk-free interest rate of 2.2% a dividend yield of 0% and volatility of 123%.

The Debenture meets the definition of a hybrid instrument, as defined in ASC Topic 815 “Derivatives and Hedging”. The hybrid instrument is comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company’s common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value.

The embedded derivative does not qualify as a fair value or cash flow hedge under ASC 815. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a gain of $777,750 recognized for the year ended December 31, 2009 and a loss of 1,174,121 for the year ended December 31, 2008.

The Company determines the fair value of the embedded derivatives and records them as a discount to the debt and a derivative liability on the date of issue. The Company recognizes an immediate financing expense for any excess in the fair value of the derivatives over the debt amount.  Upon conversion of the debt to equity, any remaining unamortized discount is charged to financing expense.

The Company amortized the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $453,948, and $573,421, respectively, for the year ended December 31, 2009 and 2008.

At December 31, 2009, the Senior Convertible Debenture had an estimated fair value of $1.6 million.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of two (2.00) percent. Payment of interest and principal is to be made in the following manner:   (a) payment of any and all interest that accrues from the date of disbursement commences on January 1, 2010 and continues on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty.  The credit facility is secured by the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company.  The outstanding borrowing under the agreement at December 31, 2009 was $300,000.

Aggregate maturities of long-term debt as of December 31, 2009 are as follows:

For the twelve months ended December 31,	Amount
2010	$-
2011	1,653,529
2012	48,465
2013	49,443
2014 and thereafter	154,586
$1,906,023

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE M - REDEEMABLE PREFERRED STOCK

The Company has designated 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A shall be convertible, at the option of the holder thereof, at any time, into shares of our Common Stock at an initial conversion price of $0.363 per share, subject to adjustments for anti-dilution provisions.  In the event of a change of control (as defined in the purchase agreement with respect to the Series A), or at the holder’s option, on November 19, 2014 and for a period of 180 days thereafter, provided that at least fifty percent (50%) of the shares of Series A issued on the Series A Original Issue Date remain outstanding as of November 19, 2014, and the holders of at least a majority of the then outstanding shares of Series A provide written notice requesting redemption of all shares of Series A, we are required to redeem the Series A for the purchase price plus any accrued but unpaid dividends. The Series A accrues dividends at an annual rate of 8% of the original purchase price, and shall be payable only when, as, and if declared by the Board of Directors of Telkonet.

On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share. The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares.  Since the Series A may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at December 31, 2009.

In accordance with ASC Topic “Debt”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $287,106 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $70,922 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) estimated fair value of Telkonet common stock of $0.24 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $358,028, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, the discount will be amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

The charge to additional paid in capital for amortization of discount and costs for the year ended December 31, 2009 was $5,967.  There was no amortization of discounts for Series A preferred stock for the year ended December 31, 2008.

For the year ended December 31, 2009 we have accrued dividends in the amount of $9,904. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. There were no accrued dividends for Series A preferred stock for the year ended December 31, 2008.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE N - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of December 31, 2009 the Company has 215 shares of preferred stock issued and outstanding, designated Series A preferred stock. As of December 31, 2008 the Company had no shares of preferred stock issued and outstanding. The company has authorized 155,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2009 and 2008, the Company has 96,563,771 and 87,525,495, respectively, of shares of common stock issued and outstanding.

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

In April 2008, Telkonet issued an additional 3,046,425 shares of its common stock to the sellers of Geeks on Call America, Inc. to satisfy the adjustment provision in the stock purchase agreement dated October 19, 2007.

In June 2008, Telkonet issued an additional 1,882,225 shares of its common stock to the sellers of Smart Systems International (SSI), to satisfy the adjustment provision in the purchase agreement dated March 9, 2007.

During the year ended December 31, 2008, Telkonet issued an aggregate of 600,000 shares of its common stock to Frank T. Matarazzo pursuant to the stock purchase agreement between Telkonet and MST, dated January 31, 2006.  These shares were valued at $380,000, which approximated the fair value of the shares on the date the shares were issued.

During the year ended December 31, 2008, Telkonet issued 7,324,057 shares of common stock at approximately $0.19 per share to its senior convertible debenture holders in exchange for $1,363,350 of debentures.

During the year ended December 31, 2009, the Company issued 83,333 shares of common stock to consultants for services performed and services accrued in fiscal 2008.  These shares were valued at $10,000, which approximated the fair value of the shares when they were issued.

During the year ended December 31, 2009, the Company issued 780,000 shares of common stock at approximately $0.09 per share to warrant holders in exchange for the exercise of their stock purchase warrants.

During the year ended December 31, 2009, the Company issued 8,174,943 shares of common stock at approximately $0.09 per share to its senior convertible debenture holders in exchange for $722,514 of debentures.

NOTE O - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	4,417,133	3.93	$1.02	4,273,550	$1.01
$2.00 - $2.99	997,500	5.48	$2.52	957,250	$2.51
$3.00 - $3.99	536,250	6.08	$3.23	413,500	$3.28
$4.00 - $4.99	70,000	5.83	$4.33	58,500	$4.33
$5.00 - $5.99	100,000	5.57	$5.17	88,000	$5.16
	6,120,883	4.42	$1.56	5,790,800	$1.52

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2008	8,105,429	$1.98
Granted	185,000	1.00
Exercised	-	-
Cancelled or expired	(1,296,500)	2.71
Outstanding at December 31, 2008	6,993,929	$1.82
Granted	320,000	1.00
Exercised	-	-
Cancelled or expired	(1,193,046)	2.91
Outstanding at December 31, 2009	6,120,883	$1.56

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2009 and 2008 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2009	2008
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.5%	2.9%
Expected stock price volatility	81%	78%
Expected dividend payout	-	-
Expected option life (in years)	5.0	5.0
Fair value per share of options granted	$0.30	$0.55

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures. We estimate the volatility of our common stock based on the calculated historical volatility of our own common stock using the trailing 24 months of share price data prior to the date of the award. We base the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation for those awards that are expected to vest. In accordance with ASC 718-10, we adjust share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.

There were no options exercised during the years ended December 31, 2009 and 2008.  Additionally, the total fair value of shares vested during the year ended December 31, 2009 and 2008 was $216,842 and $559,478, respectively.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the year ended December 31, 2009 and 2008 was $235,234 and $699,639, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of December 31, 2009 and 2008 was $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants.  These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	740,000	1.56	$1.00	740,000	$1.00

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2008	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	(1,075,937)	1.00
Outstanding at December 31, 2009	740,000	$1.00

There were no non-employee stock options vested during the years ended December 31, 2009 and 2008, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.33	6,326,751	4.27	$0.33	6,326,751	$0.33
$0.60	800,000	3.35	$0.60	800,000	$0.60
$1.00	500,000	2.00	$1.00	500,000	$1.00
$2.59	862,452	1.62	$2.59	862,452	$2.59
$3.82	3,310,026	2.01	$3.98	3,310,026	$3.98
$4.17	359,712	2.56	$4.17	359,712	$4.17
	12,158,941	3.26	$1.60	12,158,941	$1.60

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2008	7,673,627	$4.15
Issued	4,164,140	1.31
Exercised	(3,380,000)	0.70	*
Canceled or expired	-	-
Outstanding at December 31, 2008	8,457,767	$2.19
Issued	4,481,174	0.58
Exercised	(780,000)	0.09
Canceled or expired	-	-
Outstanding at December 31, 2009	12,158,941	$1.60
______________

*The warrants were issued to Enable Capital and originally priced at $4.17 per share.  In February 2008, these warrants were re-priced to $0.6978258 per share and the holders exercised the warrants on a cashless basis and received 1,000,000 shares.

The Company issued 2,121,212 warrants to a Convertible Debenture holder, 1,628,800 warrants to Series A preferred stockholders, and 231,162 to Convertible Senior Notes holders during the year ended December 31, 2009.   The Company issued 2,500,000 to a Convertible Debenture holder, 864,140 warrants to Convertible Senior Notes holders and 800,000 to a Note holder, During the year ended December 31, 2008.  The Company did not issue any compensatory warrants during the years ended December 31, 2009 or 2008.

The purchase price of the warrants issued to Convertible Senior Note holders was adjusted from $4.70 to $3.82 per share and approximately 231,162 additional warrants were issued during the year ended December 31, 2009 in accordance with the anti-dilution protection provision of the Convertible Senior Notes Payable Agreement (the “Agreement”) dated October 27, 2005, upon the occurrence of certain events as defined in the Agreement.

In February 2008, the Company amended certain stock purchase warrants held by private placement investors to reduce the exercise price under such warrants from $4.17 per share to $0.6978258 per share.  The warrants entitled the holders to purchase an aggregate of up to 3,380,000 shares of Telkonet’s common stock.   Subsequently, these private placement investors exercised all of their warrants on a cashless basis using the five day volume average weighted price (VWAP) as of January 31, 2008 of $.99 resulting in the issuance of 1,000,000 shares of Company common stock.  The Company has accounted for the amended warrants issued, valued at $1,224,236, as other expense using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, an average risk-free interest rate of 3.5% a dividend yield of 0% and volatility of 70%.  In addition, during the year ended December 31, 2008, the Company recorded non-cash expenses of $454,619 for issuing additional warrants and the re-pricing of outstanding warrants in accordance with the anti-dilution provision of the warrant agreements.

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

In November 2009, the Company issued warrants to YA Global Investments LP pursuant to anti-dilution provisions in their existing warrant agreements that were triggered by the completion of the Series A preferred stock private placement.  These warrants entitled the holders to purchase up to 2,121,212 shares of the Company’s common stock at a price per share of $0.33.   The Company has accounted for the warrants, valued at $510,151, as financing expense using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, an average risk-free interest rate of 2.2% a dividend yield of 0% and volatility of 123%.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE P - RELATED PARTY TRANSACTIONS

In connection with the Series A Preferred Stock private placement transaction, on November 16, 2009, the Company entered into an Executive Officer Reimbursement Agreement with each of (i) Jason L. Tienor, the Company’s President and Chief Executive Officer, (ii) Richard J. Leimbach, the Company’s Chief Financial Officer, and (iii) Jeffrey J. Sobieski, the Company’s Chief Operating Officer (collectively, the “Executive Officers”), pursuant to which the Executive Officers agreed to convert a portion of outstanding indebtedness of the Company owed to such Executive Officers into Series A shares and Warrants pursuant to the Securities Purchase Agreement.  Mr. Tienor converted $20,000 of outstanding indebtedness into 4 Series A shares and Warrants to purchase 30,304 shares of Common Stock. Mr. Leimbach converted $10,000 of outstanding indebtedness into 2 Series A shares and Warrants to purchase 15,152 shares of Common Stock. Mr. Sobieski converted $20,000 of outstanding indebtedness into 4 Series A shares and Warrants to purchase 30,304 shares of Common Stock.

Anthony Paoni, Chairman of the Company’s Board of Directors, participated in the private placement of Series A Preferred Stock, purchasing five shares of Series A convertible redeemable preferred stock (convertible into 68,870 shares of common stock) and warrants to purchase 37,880 shares of common stock, for an aggregate purchase price of $25,000.

Anthony Paoni, Chairman, also is compensated $4,000 per month for executive consulting  services.

From time to time the Company may receive advances from certain of its officers to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  As of December 31, 2009, the Company owed deferred salary payments to certain executive officers in the amount of $13,062 to Jason L. Tienor, President and Chief Executive Officer, $24,868 to Richard J. Leimbach, Chief Financial Officer, and $11,628 to Jeffrey J. Sobieski, Chief Operating Officer.

NOTE Q - INCOME TAXES

The Company has adopted ASC 740, Subtopic 10 (formerly, FASB No. 109, Accounting for Income Taxes) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

A reconciliation of tax expense computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows:

	2009	2008
Tax provision computed at the statutory rate	$(1,780,535)	$(1,608,115)
Stock-based compensation	79,980	237,877
Impairment of marketable securities	147,061	1,393,496
Book expenses not deductible for tax purposes	68,000	68,000
Fair value of warrant re-pricing	197,417	697,959
Change in valuation allowance for deferred tax assets	1,314,371	(800,000)
Other	(26,294)	10,783
Income tax expense	$--	$--

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2009	2008
Deferred Tax Assets:
Net operating loss carryforwards	$35,002,294	$34,000,000
Other	639,642	874,863
Total deferred tax assets	35,641,935	34,874,863

Deferred Tax Liabilities:
Intangibles	(4,724,569)	(5,146,739)
Other	(155,570)	(280,699)
Total deferred tax liabilities	(4,880,140)	(5,146,739)
Valuation allowance	(30,761,795)	(29,447,424)
Net deferred tax assets	$--	$--

The Company has provided a valuation reserve against the full amount of the net deferred tax assets, because in the opinion of management, it is more likely than not that these tax assets will not be realized.

At December 31, 2009 and 2008, the Company had net operating loss carryforwards of approximately $103 million and $100 million, respectively, for federal income tax purposes which will expire at various dates from 2020 through 2029.

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

The Company has not filed corporate income tax returns since 2006.

NOTE R - LOSSES PER COMMON SHARE

The following table presents the computations of basic and dilutive loss per share:

	2009	2008
Loss from Continuing Operations	$(5,237,014)	$(16,080,237)
Income (Loss) from Discontinued Operations	6,384,851	(7,905,302)
Net Income (Loss)	$1,059,837	$(23,985,539)

Net income (loss) per share:
Loss per share from continuing operations – basic and diluted	$(0.06)	$(0.20)
Income (loss) per share from discontinued operations – basic and diluted	$0.07	$(0.10)
Net income (loss) per share – basic	$0.01	$(0.30)
Net income (loss) per share – diluted	$0.01	$(0.30)

Weighted average common shares outstanding – basic	94,486,950	79,153,788
Weighted average common shares outstanding – diluted	102,866,200	79,153,788

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE S - COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company presently leases approximately 12,000 square feet of office space in Milwaukee, WI for its corporate headquarters.  The Milwaukee lease expires in February 2019.

The Company presently leases 16,400 square feet of commercial office space in Germantown, Maryland.  This lease expires in December 2015.

Commitments for minimum rentals under non cancelable leases at December 31, 2009 are as follows:

2010	$452,448
2011	451,063
2012	456,303
2013	461,591
2014 and thereafter	1,784,045
Total	$3,605,450

Rental expenses charged to operations for the years ended December 31, 2009 and 2008 are $429,657 and $454,450, respectively.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Jason Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement dated March 15, 2007.  Mr. Tienor’s employment agreement has a term of three years and provides for a base salary of $200,000 per year. Notwithstanding his employment agreement’s expiration, Mr. Tienor continues to be employed and to perform services pursuant to the terms of his employment agreement pending completion of a replacement agreement.

Jeff Sobieski, Chief Operating Officer, is employed pursuant to an employment agreement, dated March 15, 2007. Mr. Sobieski’s employment agreement has a term of three years for a base salary of $190,000 per year.  Notwithstanding his employment agreement’s expiration, Mr. Sobieski continues to be employed and to perform services pursuant to the terms of his employment agreement pending completion of a replacement agreement.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

On July 1, 2008, Linksmart Wireless Technology, LLC, or Linksmart, filed a civil lawsuit in the Eastern District of Texas against EthoStream, LLC, our wholly-owned subsidiary and 22 other defendants (Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc., et al, U.S. District Court, for the Eastern District of Texas, Marshall Division, No.2:08-cv-00264-TJW-CE).  This lawsuit alleges that the defendants’ services infringe a wireless network security patent held by Linksmart. Linksmart seeks a permanent injunction enjoining the defendants from infringing, inducing the infringement of, or contributing to the infringement of its patent, an award of damages and attorney’s fees.

On August 1, 2008, we timely filed an answer to the complaint denying the allegations. On February 27, 2009, the United States Patent Office ("USPTO") granted a reexamination request.  Based upon four highly relevant and material prior art references that had not been considered by the USPTO in its initial examination, it found a “substantial new question of patentability” affecting all claims of the patent allegedly infringed upon.  There is a possibility that the claims of the patent will be cancelled or narrowed during the reexamination which may result in the narrowing or elimination of some and possibly all of the issues in the pending litigation.  The case is currently in discovery.  A mandatory mediation will likely be held in April or May, 2010.

Defendant Ramada Worldwide, Inc. provided us with notice of the suit and demanded that we defend and indemnify it pursuant to a vendor direct supplier agreement between EthoStream and WWC Supplier Services, Inc., a Ramada affiliate (wherein we agreed to indemnify, defend and hold Ramada harmless from and against claims of infringement).  After a review of that agreement, it was determined that Ethostream owes the duty to defend and indemnify and it has assumed Ramada’s defense.  An answer on Ramada’s behalf was filed in U.S. District Court, for the Eastern District of Texas, Marshall Division on September 19, 2008. The matter is currently pending in that court.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Of the stock issued in the SSI acquisition, 1,090,909 shares were held in an escrow account for a period of one year following the closing from which certain potential indemnification obligations under the purchase agreement could be satisfied. The aggregate number of shares held in escrow was subject to adjustment upward or downward depending upon the trading price of the Company’s common stock during the one year period following the closing date.   On March 12, 2008, the Company released these shares from escrow and issued an additional 1,882,225 shares on June 12, 2008 pursuant to the adjustment provision in the SSI asset purchase agreement.

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

NOTE T - NON-CONTROLLING INTEREST IN DISCONTINUED OPERATIONS

The non-controlling interest in the consolidated balance sheet reflects the original investment by these non-controlling shareholders in the consolidated subsidiaries of MST, along with their proportional share of the earnings or losses of the subsidiaries.  As of December 31, 2009, the MST subsidiary was deconsolidated.  The non-controlling interest at December 31, 2008 amounted to $262,795.

NOTE U - BUSINESS CONCENTRATION

There was no revenue from major customers for the year ending December 31, 2009. Revenue from two (2) major customer approximated $6,375,182 or 39% of total revenues for the year ending December 31, 2008.  Total accounts receivable of $486,906, or 58% of total accounts receivable, was due from these customers as of December 31, 2008.

Purchases from one (1) and two (2) major suppliers approximated $1,022,886 or 62% of purchases and $2,426,570 or 56% of purchases for the years ended December 31, 2009 and 2008, respectively. Total accounts payable of approximately $62,210 or 2% was due to this supplier as of December 31, 2009, and $185,711 or 7% of total accounts payable was due to these suppliers as of December 31, 2008.

NOTE V - FAIR VALUE MEASUREMENTS

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents, and long-term marketable securities. The Company’s long term marketable securities are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s long-term investments are classified within Level 3 of the fair value hierarchy because they are valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.  The Company’s derivative liabilities and convertible debentures are classified within Level 3 of the fair value hierarchy because they are valued using inputs which are not actively observable, either directly or indirectly.

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

●	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

The following table sets forth the Company’s short- and long-term investments as of December 31, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

(in thousands)	Level 1	Level 2	Level 3	Total
Long-term investments	-	-	8	8
Total	$-	$-	$8	$8

Derivative liabilities	-	-	1,881	1,881
Convertible debenture	-	-	1,148	1,148
Total	$-	$-	$3,029	$3,029

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE X - DISCONTINUED OPERATIONS

On April 22, 2009, the Company completed the deconsolidation of MST by reducing its ownership percentage and board membership.  The deconsolidation of MST has been accounted for as discontinued operations and accordingly, the assets and liabilities have been segregated in the accompanying consolidated balance sheet and reclassified as discontinued operations. The operating results relating to MST have been reclassified from continuing operations and reported as discontinued operations in the accompanying consolidated statements of operations.

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

Net income (loss) from discontinued operations on the consolidated statement of operations for the year ended December 31, 2009 includes the gain on deconsolidation of $6,932,586, offset by MSTI's net losses of $(635,735) for the period January 1, 2009 through April 30, 2009, the date of deconsolidation.  The market value of the MSTI common shares owned by the Company as of December 31, 2009 was deemed permanently impaired by management and as a result the Company has fully written off its investment in MSTI and has not included any value for MSTI in the balance sheet as of December 31, 2009.

The following table summarizes net income from discontinued operations for the year ended December 31, 2009.

	Year Ended December 31,
	2009	2008
Loss from operations	$(635,735)	$(7,905,302)
Elimination of Liabilities, net of assets	7,000,185	-
Other expenses	(67,599)	-
Income (loss) from discontinued operations	$6,296,851	$(7,905,302)

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE Y - SUBSEQUENT EVENTS

As part of a settlement agreement and mutual release we entered into on February 19, 2010 with Strategic Business Consulting, LLC (“SBC”), we issued and delivered to SBC, or its designee, One Hundred Ten Thousand (110,000) unrestricted shares of Telkonet, Inc. common stock, par value $0.001 per share.