Form 10-Q
period 2010-03-31
TELKONET INC
filed 2010-05-17
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

Commission file number 001-31972

TELKONET, INC.
(Exact Name of Registrant as Specified in Its Charter)

Utah	87-0627421
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10200 Innovation Drive, Suite 300, Milwaukee, WI	53226
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 96,967,129 shares of Common Stock ($.001 par value) as of May 17, 2010.

TELKONET, INC.
FORM 10-Q for the Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$52,884	$503,870
Accounts receivable, net	639,728	251,684
Inventories	908,178	906,583
Other current assets	279,683	246,936
Total current assets	1,880,473	1,909,073

Property and equipment, net	234,509	254,499

Other assets:
Deferred financing costs, net	168,357	227,767
Goodwill and other intangible assets, net	13,835,372	13,895,792
Other assets	8,000	8,000
Total other assets	14,011,729	14,131,559

Total Assets	$16,126,711	$16,295,131

LIABILITIES AND EQUITY
Current liabilities:
Bank overdraft	$135,023	$-
Accounts payable	3,346,340	2,866,120
Accrued liabilities and expenses	2,280,453	2,271,838
Line of credit	304,500	387,000
Note payable - current	11,795	-
Other current liabilities	141,681	169,606
Total current liabilities	6,219,792	5,694,564

Long-term liabilities:
Convertible debentures, net of debt discounts of $376,860 and $457,560, respectively	1,229,163	1,148,463
Derivative liability	1,725,832	1,881,299
Note payable – long term	288,205	300,000
Other	50,791	50,791
Total long-term liabilities	3,293,991	3,380,553

Commitments and contingencies	-	-

Redeemable preferred stock, Series A; par value $.001 per share; 215 shares authorized, 215 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively, net (Face value $1,075,000 and $1,075,000, respectively)	771,956	732,843

Stockholders’ Equity
Preferred stock, undesignated, par value $.001 per share; 14,999,785 shares authorized; none issued and outstanding at March 31, 2010 and December 31,2009, respectively	-	-
Common stock, par value $.001 per share; 155,000,000 shares authorized; 96,673,771 and ; 96,563,771 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	96,674	96,564
Additional paid-in-capital	120,157,645	120,132,088
Accumulated deficit	(114,413,347)	(113,741,481)
Total stockholders’ equity	5,840,972	6,487,171

Total Liabilities and Stockholders’ Equity	$16,126,711	$16,295,131

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	March 31,
Revenues, net:	2010	2009
Product	$1,566,451	$1,918,427
Recurring	1,017,589	979,525
Total Revenue	2,584,040	2,897,952

Cost of Sales:
Product	899,782	1,076,639
Recurring	305,845	305,834
Total Cost of Sales	1,205,627	1,382,473

Gross Profit	1,378,413	1,515,479

Operating Expenses:
Research and Development	265,851	275,962
Selling, General and Administrative	1,690,739	1,713,602
Depreciation and Amortization	80,410	86,834
Total Operating Expenses	2,037,000	2,076,398

Loss from Operations	(658,587)	(560,919)

Other Income (Expenses):
Financing Expense, net	(168,746)	(268,816)
Gain on Derivative Liability	155,467	263,701
(Loss) on Sale of Investments	-	(29,371)

Total Other Expenses	(13,279)	(34,486)

Loss Before Provision for Income Taxes	(671,866)	(595,405)
Provision for Income Tax	-	-

Net Loss from Continuing Operations	(671,866)	(595,405)

Loss from Discontinued Operations	-	(512,297)
Net loss attributable to common shareholders before accretion of preferred dividends and discount	$(671,866)	$(1,107,702)

Accretion of preferred dividends and discount	(39,113)	-
Net loss attributable to common shareholders	(710,979)	(1,107,702)

Loss per share from continuing operations - basic and diluted	$(0.01)	$(0.01)
Loss per share from discontinued operations - basic and diluted	$-	$(0.00)
Net Loss per share - basic	$(0.01)	$(0.01)
Net Loss per share – diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding used in loss per share calculation	96,600,438	90,325,734

Comprehensive Loss:
Net loss attributable to common shareholders before accretion of preferred dividends and discount	$(671,866)	$(1,107,702)
Unrealized gain on investment	-	32,750

Comprehensive loss attributable to common shareholders	$(671,866)	$(1,074,952)

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2010 THROUGH MARCH 31, 2010

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2010			96,563,771	$96,564	$120,132,088	$(113,741,481)	$6,487,171

Shares issued in exchange for services rendered at approximately $0.16 per share	-	-	110,000	110	17,890	-	18,000

Stock-based compensation expense related to employee stock options	-	-	-	-	46,780	-	46,780

Accretion of preferred discount	-	-	-	-	(17,901)	-	(17,901)

Accretion of preferred dividend	-	-	-	-	(21,212)	-	(21,212)

Net Loss	-	-	-	-	-	(671,866)	(671,866)

Balance at March 31, 2010	-	-	96,673,771	$96,674	$120,157,645	$(114,413,347)	$5,840,972

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net loss attributable to common shareholders before accretion of preferred dividends and discounts	$(671,866)	$(1,107,702)
Net loss from discontinued operations	-	512,297
Net loss from continuing operations	(671,866)	(595,405)
Adjustments to reconcile net loss from operations to cash (used in) provided by operating activities:
Amortization of debt discounts and financing costs	140,110	233,182
Loss on sale of investment	-	29,371
(Gain) on derivative liability	(155,467)	(263,701)
Stock based compensation	64,780	93,810
Fair value of issuance of warrants and re-pricing (financing expense)	-	-
Depreciation and amortization	80,410	89,546

Increase / decrease in:
Accounts receivable, trade and other	(455,706)	283,562
Inventories	(1,595)	(47,647)
Prepaid expenses and deposits	(33,646)	(30,491)
Other Assets	40,636	138,145
Accounts payable, accrued expenses, net	488,835	91,266
Cash (used in) provided by continuing operations	(503,509)	21,638
Cash used in discontinued operations	-	(285,011)
Net Cash Used In Operating Activities	(503,509)	(263,373)

Cash Flows From Investing Activities:
Advances to unconsolidated subsidiary	-	(297,656)
Purchase of property and equipment	-	(1,300)
Proceeds from sale of investment	-	33,129
Cash used in continuing operations	-	(265,827)
Cash used in discontinued operations	-	(3,000)
Net Cash Used In Investing Activities	-	(268,827)

Cash Flows From Financing Activities:
Proceeds (repayment) from line of credit	(82,500)	200,000
Financing fees for factoring agreement	-	(25,000)
Bank overdraft	135,023	-
Repayment of capital lease and other	-	(1,966)
Cash provided by continuing operations	52,523	173,034
Cash provided by discontinued operations	-	288,011
Net Cash (Used in) Provided By Financing Activities	52,523	461,045
Net (Decrease) In Cash and Equivalents	(450,986)	(71,155)
Cash and cash equivalents at the beginning of the period	503,870	168,491
Cash and cash equivalents at the end of the period	$52,884	$97,336

See accompanying notes to the unaudited condensed consolidated financial statements

	For the Three Months Ended March 31,
	2010	2009
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for financing expenses	$142,646	$108,204
Income taxes paid		-
Non-cash transactions:
Accretion of discount on redeemable preferred stock	$17,901	$-
Accretion of dividend on redeemable preferred stock	21,212	-

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

General

The accompanying unaudited condensed consolidated financial statements of Telkonet Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three- month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

The consolidated financial statements as of December 31, 2009 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

Telkonet, Inc., formed in 1999 and incorporated under the laws of the state of Utah, has evolved into a Clean Technology company that develops, manufactures and sells proprietary energy efficiency and SmartGrid networking technology. Prior to January 1, 2007, the Company was primarily engaged in the business of developing, producing and marketing proprietary equipment enabling the transmission of voice and data communications over electric utility lines.

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

In March 2007, the Company acquired 100% of the outstanding membership units of EthoStream, LLC, a network solutions integration company that offers installation, sales and service to the hospitality industry. The EthoStream acquisition enabled Telkonet to provide installation and support for PLC products and third party applications to customers across North America.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc., and EthoStream, LLC. Significant intercompany transactions have been eliminated in consolidation.

Investments in entities over which the Company has significant influence, typically those entities that are 20 to 50 percent owned by the Company, are accounted for using the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from continuing operations of $(671,866) for the period ended March 31, 2010, accumulated deficit of $(114,413,347) and total current liabilities in excess of current assets of $(4,339,319) as of March 31, 2010.

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

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

Management intends to raise capital through asset-based financing and/or the sale of its stock in a shareholder rights offering and/or private placements.  Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. There can be no assurance that the Company will be successful in obtaining additional funding.

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

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Investments

Telkonet maintained investments in two publicly-traded companies during the period ended March 31, 2009.  The Company classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Unrealized gains on the sale of one investment resulted in a gain of $32,750 recorded for the period ended March 31, 2009.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.   Realized losses of $29,371 were recognized for the period ended March 31, 2009, of which, the loss was recorded in February 2009 for the sale of the Company’s remaining investment in Multiband.

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

For the period ended March 31, 2010 and 2009, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2010 and prior years, expected stock price volatility is based on the historical volatility of the Company’s stock for the related vesting periods.

Stock-based compensation expense in connection with options granted to employees for the three months ended March 31, 2010 and 2009 was $46,780 and $93,810, respectively, net of tax effect.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company does not expect the adoption of this guidance will any material impacts on its condensed consolidated financial statements.

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

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

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

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”), an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management, does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”), an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. The Company has not and does not intend to declare dividends for preferred to common stock holders. Management, does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at March 31, 2010 are:

	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists - EthoStream	$2,900,000	$(735,083)	$2,164,917	$-	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(735,083)	2,164,917	-	12.0
Goodwill - EthoStream	8,796,439	(3,000,000)	5,796,439	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$17,570,455	$(3,735,083)	$13,835,372	$-

Total identifiable intangible assets acquired and their carrying values at December 31, 2009 are:

	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Intangible Assets and Goodwill:
Amortized Identifiable Intangible Assets: EthoStream subscriber lists	$2,900,000	$(674,663)	$2,225,337	$-	12.0
Total Amortized identifiable Intangible Assets	2,900,000	(674,663)	2,225,337		12.0
Goodwill - EthoStream	8,796,439	(3,000,000)	5,796,439	-
Goodwill – SSI	5,874,016	-	5,874,016	-
Total	$17,570,455	$(3,674,663)	$13,895,792	$-

Total amortization expense charged to operations for the three months ended March 31, 2010 and 2009 was $60,420 and 60,417, respectively.

Estimated amortization expense as of March 31, 2010 is as follows:

Remainder of 2010	$181,246
2011	241,667
2012	241,667
2013	241,667
2014 and after	1,258,670
Total	$2,164,917

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $14,670,455 as a result of the acquisitions of EthoStream and SSI during the year ended December 31, 2007.   The Company evaluates goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. The Company generally determines the fair value of a reporting unit using a combination of the income approach, which is based on the present value of estimated future cash flows, and the market approach, which compares the business unit's multiples to its competitors. At December 31, 2009 and 2008, the Company has determined that a portion of the value of EthoStream’s goodwill has been impaired based upon management’s assessment of operating results and forecasted discounted cash flow and has written off a total of $3,000,000 of its value.

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Accounts receivable (factored)	$1,057,500	$736,781
Advances from factor	(521,090)	(462,957)
Due from factor	536,410	273,824
Accounts receivable (non-factored)	278,318	152,860
Allowance for doubtful accounts	(175,000)	(175,000)
Total	$639,728	$251,684

In February 2008, the Company entered into a factoring agreement to sell, without recourse, certain receivables to an unrelated third party financial institution in an effort to accelerate cash flow.  Under the terms of the factoring agreement the maximum amount of outstanding receivables at any one time is $2.5 million.  Proceeds on the transfer reflect the face value of the account less a discount.  The discount is recorded as interest expense in the Consolidated Statement of Operations in the period of the sale.  Net funds received reduced accounts receivable outstanding while increasing cash.  Fees paid pursuant to this arrangement amounted to $44,414 and $50,356 for the three months ended March 31, 2010 and 2009, respectively. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets.

NOTE E – MARKETABLE SECURITIES

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

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE F – LINE OF CREDIT

In September 2008, the Company entered into a two-year line of credit facility with a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by the Company’s inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine (9%) percent per annum, adjusted on the date of any change in such prime or base rate, or (ii) Sixteen percent (16%).  Interest, computed on a 365/360 simple interest basis, and fees on the credit facility are payable monthly in arrears on the last day of each month and continuing on the last day of each month until the maturity date.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.  The outstanding borrowing under the agreement at March 31, 2010 and December 31, 2009 was $304,500 and $387,000, respectively.  The Company has incurred interest expense of $23,417 and $33,156 related to the line of credit for the three months ended March 31, 2010 and 2009, respectively. The Prime Rate was 3.25% at March 31, 2010.

On May 14, 2010, the Company received a notice of waiver of the “minimum cash flow to debt service ratio” and the “tangible net worth” requirements under the line of credit facility, as such terms are defined in items D(10)a and D(10)b, respectively, of the line of credit agreement.  The waiver is in effect as of March 31, 2010 and continues for the 90 day period thereafter. The outstanding principal balance is subject to additional interest of three (3%) percent per annum until such debt covenant requirements are met.

NOTE G – LONG TERM DEBT

Senior Convertible Debenture

A summary of convertible debentures payable at March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
Senior Convertible Debentures, accrue interest at 13% per annum and mature on May 29, 2011	$1,606,023	$1,606,023
Debt Discount - beneficial conversion feature, net of accumulated amortization of $602,056 and $558,256 at March 31, 2010 and December 31, 2009, respectively.	(204,833)	(248,633)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $506,013 and $469,113 at March 31, 2010 and December 31, 2009, respectively.	(172,027)	(208,927)

Total	$1,229,163	$1,148,463
Less: current portion	-	-
	$1,229,163	$1,148,463

As of March 31, 2010 and December 31, 2009, the Company has $1,606,023 outstanding in convertible debentures. During the three months ended March 31, 2010 and 2009, the Company amortized the beneficial conversion feature and the value of the attached warrants, and recorded interest expense in the amount of $80,700 and $176,045 respectively.

At March 31, 2010, the Senior Convertible Debenture's carrying value of the debt approximates fair value.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of two (2.00) percent. Payment of interest and principal is to be made in the following manner:   (a) payment of any and all interest that accrues from the date of disbursement commences on January 1, 2010 and continues on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty.  The credit facility is secured by the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company.  The outstanding borrowing under the agreement at March 31, 2010 and December 31, 2009 was $300,000.

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Aggregate maturities of long-term debt as of March 31, 2010 are as follows:

For the twelve months ended December 31,	Amount
2010	$-
2011	1,653,529
2012	48,465
2013	49,443
2014 and thereafter	154,586
$1,906,023
Less: Current portion	(11,795)
Total Long term portion	$1,894,228

NOTE H – REDEEMABLE PREFERRED STOCK

The Company has designated 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A shall be convertible, at the option of the holder thereof, at any time, into shares of our Common Stock at an initial conversion price of $0.363 per share, subject to adjustments for anti-dilution provisions.  In the event of a change of control (as defined in the purchase agreement with respect to the Series A), or at the holder’s option, on November 19, 2014 and for a period of 180 days thereafter, provided that at least fifty percent (50%) of the shares of Series A issued on the Series A Original Issue Date remain outstanding as of November 19, 2014, and the holders of at least a majority of the then outstanding shares of Series A provide written notice requesting redemption of all shares of Series A, we are required to redeem the Series A for the purchase price plus any accrued but unpaid dividends. The Series A accrues dividends at an annual rate of 8% of the original purchase price, and shall be payable only when, as, and if declared by our Board of Directors.

On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share.  The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares.  Since the Series A may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at March 31, 2010 and December 31, 2009.

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

The charge to additional paid in capital for amortization of discount and costs for the period ended March 31, 2010 was $17,901.  There was no amortization of discounts for Series A preferred stock for the period ended March 31, 2009.

For the period ended March 31, 2010 we have accrued dividends in the amount of $21,212 and cumulative accrued dividends of $31,116. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. There were no accrued dividends for Series A preferred stock for the period ended March 31, 2009.

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of March 31, 2010 and December 31, 2009 the Company has 215 shares of preferred stock issued and outstanding, designated Series A preferred stock. The company has authorized 155,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2010 and December 31, 2009, the Company has 96,673,771 and 96,563,771, respectively, of shares of common stock issued and outstanding.

During the three months ended March 31, 2010, the Company issued 110,000 shares of common stock to consultants for services performed and services accrued in fiscal 2009.  These shares were valued at $18,000, which approximated the fair value of the shares when they were issued.

NOTE J – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	4,417,133	3.43	$1.02	4,286,883	$1.01
$2.00 - $2.99	997,500	4.98	$2.52	967,250	$2.51
$3.00 - $3.99	536,250	5.58	$3.23	439,500	$3.27
$4.00 - $4.99	70,000	5.33	$4.33	65,500	$4.33
$5.00 - $5.99	100,000	5.07	$5.17	95,000	$5.16
	6,120,883	3.92	$1.56	5,854,133	$1.53

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2009	6,993,929	$1.82
Granted	320,000	1.00
Exercised	-	-
Cancelled or expired	(1,193,046)	2.91
Outstanding at December 31, 2009	6,120,883	$1.56
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2010	6,120,883	$1.56

The weighted-average fair value of stock options granted to employees during the three months ended March 31, 2009 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows. No options were granted in the three months ended March 31, 2010.

March 31, 2009
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.5%
Expected stock price volatility	81%
Expected dividend payout	-
Expected option life (in years)	5.0
Fair value per share of options granted	$0.30

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

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

There were no options exercised during the period ended March 31, 2010 or March 31, 2009.

Total stock-based compensation expense in connection with options granted to employees recognized in the unaudited condensed consolidated statement of earnings for the period ended March 31, 2010 and 2009 was $46,780 and $93,810, respectively. Additionally, the aggregate intrinsic value of options outstanding and unvested as of March 31, 2010 is $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	740,000	1. 31	$1.00	740,000	$1.00

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2009	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	(1,075,937)	1.00
Outstanding at December 31, 2009	740,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2010	740,000	$1.00

There were no non-employee stock options vested during the three months ended March 31, 2010 and 2009, respectively.

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.33	6,326,751	4.02	$0.33	6,326,751	$0.33
$0.60	800,000	3.10	$0.60	800,000	$0.60
$1.00	500,000	1.75	$1.00	500,000	$1.00
$2.59	862,452	1.37	$2.59	862,452	$2.59
$3.82	3,310,026	1.76	$3.82	3,310,026	$3.82
$4.17	359,712	2.31	$4.17	359,712	$4.17
	12,158,941	3.01	$1.60	12,158,941	$1.60

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2009	8,457,767	$2.19
Issued	4,481,174	0.58
Exercised	(780,000)	0.09
Canceled or expired	-	-
Outstanding at December 31, 2009	12,158,941	$1.60
Issued	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2010	12,158,941	$1.60

The Company did not issue any warrants during the periods ended March 31, 2010 and 2009.

NOTE K – RELATED PARTIES

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

From time to time the Company may receive advances from certain of its officers to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  As of March 31, 2010, the Company owed deferred salary payments to certain executive officers in the amount of $24,634 to Jason L. Tienor, President and Chief Executive Officer, $35,157 to Richard J. Leimbach, Chief Financial Officer, and $22,619 to Jeffrey J. Sobieski, Chief Operating Officer.

For information regarding Related Party activities subsequent to March 31, 2010 by the Company, see “Subsequent Events” in Note P of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE L – COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company presently leases approximately 12,000 square feet of office space in Milwaukee, WI for its corporate headquarters.  The Milwaukee lease expires in February 2019.

The Company presently leases 16,416 square feet of commercial office space in Germantown, Maryland.  The lease commitments expire in December 2015.

Commitments for minimum rentals under non cancelable leases at March 31, 2010 are as follows:

2010	$339,336
2011	451,063
2012	456,303
2013	461,591
2014 and thereafter	1,784,045
Total	$3,492,338

Rental expenses charged to operations for the three months ended March  31, 2010 and 2009 are $182,666 and $112,486, respectively.

For information regarding Office Lease Obligations activities subsequent to March 31, 2010 by the Company, see “Subsequent Events” in Note P of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

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

Jason Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement dated May 13, 2010.  Mr. Tienor’s employment agreement is for a term expiring on March 15, 2011, is renewable at the agreement of the parties and provides for a base salary of $200,000 per year.

Jeff Sobieski, Chief Operating Officer, is employed pursuant to an employment agreement, dated May 13, 2010. Mr. Sobieski’s employment agreement is for a term expiring on March 15, 2011, is renewable at the agreement of the parties and provides for a base salary of $190,000 per year.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Ronald Pickett v. Telkonet, Inc.

On April 29, 2009, Ronald Pickett, our former chief executive officer, filed a lawsuit against us (Ronald Pickett v. Telkonet, Inc.), in the Circuit Court for Montgomery County, Maryland, Case No. 312683V, alleging that he is owed $258,053 in unpaid severance compensation and benefits and $63,000 in unpaid business and travel expenses and seeking an award of treble damages on the severance claim alleging that the claimed benefits constitute “wages” under the Maryland Wage Payment and Collection Act.  On August 31, 2009, we filed a motion to dismiss the action for failure to state a claim.  However, the court rejected our arguments, finding that Mr. Pickett had satisfied the minimum pleading requirements.  The parties have completed all written discovery and all depositions of the parties have been completed excluding the deposition of Thomas Lynch which the parties are attempting to reschedule.  A pretrial hearing was held on March 26, 2010 in the Circuit Court, at which time the case was set for trial for May 4 – May 6, 2010, however the court, pursuant to an agreement between the parties, subsequently set the case for trial commencing July 13, 2010.

Tellabs, Inc. v. Telkonet, Inc.

Our landlord has filed a claim for unpaid rent in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland.  Tellabs was granted a judgment in March 2010 in the amount of $64,966. Pursuant to that judgment, we received a notice of eviction from our landlord for the unpaid rent. We sought to extend the date for eviction but were unable to negotiate a payment plan acceptable to the landlord and voluntarily vacated the space on May 3, 2010.

Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc.

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

On August 1, 2008, we timely filed an answer to the complaint denying the allegations. On February 27, 2009, the United States Patent Office ("USPTO") granted a reexamination request with respect to the patent the defendants allegedly infringe upon.  Based upon four highly relevant and material prior art references that had not been considered by the USPTO in its initial examination, it found a “substantial new question of patentability” affecting all claims of the patent allegedly infringed upon.  There is a possibility that the claims of the patent will be cancelled or narrowed during the reexamination which may result in the narrowing or elimination of some and possibly all of the issues in the pending litigation.  The case is currently in discovery.  A mandatory mediation will likely be held in July, 2010.

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

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Irrevocable Letter of Credit

In connection with certain work contracted to us, in April 2010 we entered into a letter agreement with an unrelated third party pursuant to which, in consideration of our agreement to pay such party the sum of $15,000 following the acceptance of the contracted for work, such party agreed to furnish to us an irrevocable letter of credit in an amount equal to $150,000, showing the contracting party as the beneficiary thereof.  We entered into a Subcontractor Agreement pursuant to which we subcontracted the installation portion of the project to an unrelated third party.  In consideration of our agreement to pay our subcontractor the additional sum of $15,000, our subcontractor agreed to furnish to us an irrevocable letter of credit in an amount equal to $150,000, showing the contracting party as the beneficiary thereof.

NOTE M – BUSINESS CONCENTRATION

Revenue from one (1) major customer approximated $499,274 or 19% of total revenues for the three months ended March 31, 2010. Revenue from one (1) major customer approximated $563,758 or 19% of total revenues for the three months ended March 31, 2009.  Total accounts receivable of $134,336, or 10% of total accounts receivable, were due from this customer as of March 31, 2010. Total accounts receivable of $158,676 or 16% of total accounts receivable, was due from this customer as of March 31, 2009.

Purchases from one (1) major supplier approximated $461,279, or 23% of purchases, and $549,446, or 47% of purchases, for the three months ended March 31, 2010 and 2009, respectively. Total accounts payable of approximately 252,116, or 7% of total accounts payable, was due to this supplier as of March 31, 2010, and $137,131, or 6% of total accounts payable, was due to this supplier as of March 31, 2009.

NOTE N – FAIR VALUE MEASUREMENTS

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents and long-term marketable securities. The Company’s long term marketable securities are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s long-term investments are classified within Level 3 of the fair value hierarchy because they are valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.  The Company’s derivative liabilities and convertible debentures are classified within Level 3 of the fair value hierarchy because they are valued using inputs which are not actively observable, either directly or indirectly.

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

The following table sets forth the Company’s short- and long-term investments as of March 31, 2010 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

(in thousands)	Level 1	Level 2	Level 3	Total
Long-term investments	-	-	8	8
Total	$-	$-	$8	$8

Derivative liabilities	-	-	1,726	1,726
Convertible debenture	-	-	1,229	1,229
Total	$-	$-	$2,955	$2,955

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the three months ended March 31, 2010.

2010
Balance at beginning of year	$3,029,762
Amortization of debt discount	80,700
Change in fair value of warrant liability	(155,467)

Balance at end of period	$2,954,995

NOTE O – DISCONTINUED OPERATIONS

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

The following table summarizes net income from discontinued operations for the period ended March 31, 2010.

	Period Ended March 31,
	2010	2009
Loss from operations	$-	$(512,297)
Income (loss) from discontinued operations	$-	$(512,297)

NOTE P – SUBSEQUENT EVENTS

On May 3, 2010, the Company vacated the 11,626 square feet of space under sublease from Tellabs Operations, Inc. that formerly housed our corporate offices. The sublease is due to expire on November 29, 2010. Our landlord has filed a claim for unpaid rent and was granted a judgment in March 2010. Pursuant to that judgment, we received a notice of eviction from our landlord for the unpaid rent. We sought to extend the date for eviction but were unable to negotiate a payment plan acceptable to the landlord and voluntarily vacated the space.  The Company has accrued lease costs of $37,976 at March 31, 2010 and the remaining rent due on the lease amounts to $95,408. This same 11,626 square foot space is under lease to us pursuant to a lease agreement with Seneca Meadows Corporate Center III Limited Partnership  (“Seneca”) for the period November 30, 2010 through December 15, 2015 to run concurrently with a lease with Seneca for a separate but adjacent 4,790 square foot facility expiring on December 31, 2015. We are currently actively pursuing an acceptable financial settlement and/or a sublease for all or a portion of this office space.

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

On May 13, 2010, the Company entered into an employment agreement with Jason Tienor, President and Chief Executive Officer.  This agreement replaced the March 15, 2007 agreement governing the terms of Mr. Tienor’s employment.  Pursuant to the April 26, 2010 agreement, Mr. Tienor is employed for a term expiring on March 15, 2011.  The agreement is renewable and provides for a base salary of $200,000 per year.

On May 13, 2010, the Company entered into an employment agreement Jeff Sobieski, Chief Operating.  This agreement replaced the March 15, 2007 agreement governing the terms of Mr. Sobieski’s employment.  Pursuant to the April 26, 2010 agreement, Mr. Sobieski’s employment agreement is for a term expiring on March 15, 2011.  The agreement is renewable and provides for a base salary of $190,000 per year.

On April 1, 2010, Jason Tienor, President and Chief Executive Officer, and on April 6, 2010 Jeff Sobieski, Chief Operating Officer, each advanced $25,000 to the Company to fund the payment of certain trade payables pursuant to which, on May 13, 2010, the Company issued to each of Messrs. Tienor and Sobieski a promissory note in the amount of $25,000 bearing interest at a variable rate equal to the prime rate. The notes are due and payable on the earlier to occur of (i) demand and (ii) termination pursuant to paragraph 6 (a), (b), (c) or (d) of such executive’s employment agreement.

On February 12, 2010, we filed a registration statement on Form S-1 (File No. 333-164899) in order to conduct a planned rights offering.  In the rights offering, we will distribute at no charge to holders of our common stock, other than those who hold shares of our common stock solely as participants in the Telkonet, Inc. 401(k) plan, and to the holders of our Series A convertible redeemable preferred stock, transferable subscription rights as set forth in the Form S-1.  We have engaged Source Capital Group, Inc. as the dealer-manager for the Company’s proposed rights offering. The dealer-manager will not be obligated to purchase any of the shares and warrants offered in the rights offering.  Under the terms and subject to the conditions contained in a dealer-manager agreement, we have agreed to pay the dealer-manager, as compensation for its services on completion of the rights offering, a cash fee equal to 8% of the gross proceeds of the rights offering.  Source Capital Group, Inc. is an underwriter within the meaning of Section 2(a)(11) of the Securities Act of 1933, as amended, and any fees or commissions received by it will be underwriting discounts or commissions under such Act.  On that date we filed a preliminary proxy statement (File No. 333-164899) pursuant to which we intend to seek shareholder approval of an amendment to the Telkonet, Inc. Amended and Restated Articles of Incorporation, as amended, to increase the number of authorized shares of our common stock from 155,000,000 to 575,000,000.  On April 23, 2010, we filed Amendment No. 1 to Registration Statement and Amendment No. 1 to Preliminary Proxy Statement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended March 31, 2010 and 2009, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2009 filed on March 31, 2010.

Business

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

Our EthoStream Hospitality Network is now one of the largest hospitality HSIA service providers in the United States, with a customer base of approximately 2,350 properties representing over 205,000 hotel rooms.  This network has created a ready opportunity for us to market our energy efficiency solutions.  It also provides a marketing opportunity for our more traditional HSIA offerings, including the Telkonet iWire System.  The iWire System offers a fast and cost effective way to deliver commercial high-speed broadband access using a building’s existing electrical infrastructure to convert virtually every electrical outlet into a high-speed data port without the installation of additional wiring or major disruption of business activity.  The EthoStream Hospitality Network represents a significant portion of our hospitality growth and market share.  The EthoStream Hospitality Network is backed by a 24/7 U.S.-based in-house support center that uses integrated, web-based centralized management tools enabling proactive customer support.

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

Our Telkonet SmartEnergy, or TSE, and Networked Telkonet SmartEnergy, or NTSE, energy efficiency products incorporate our patented Recovery Time™ technology, allowing for the continuous monitoring of climate conditions to automatically adjust a room’s temperature accounting for the presence or absence of an occupant.  Our SmartEnergy products save energy while at the same time ensuring occupant comfort.  This technology is particularly attractive to our customers in the hospitality area, as well as the education, healthcare and government/military markets, who are continually seeking ways to reduce costs without impacting building occupant comfort.  By reducing energy usage automatically when a space is unoccupied, our customers are able to realize a significant cost savings without diminishing occupant comfort.  The hospitality, education, healthcare and government/military markets represent a significant audience for the occupancy-based energy management controls offered by the SmartEnergy platform and provide a large footprint for utility-based consumption management.  This platform may also be integrated with property management systems, automation systems and load shedding initiatives to increase the savings recognized.  Working directly with management companies and utilities allows us to offer enhanced opportunities to our customers for savings and control.  Our energy management systems are dynamically lowering HVAC costs in over 180,000 rooms and are an integral part of the numerous state and federal energy efficiency and rebate programs.

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

New Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “New Accounting Pronouncements” in Note A of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

Revenues

The table below outlines our product versus recurring revenues for comparable periods:

	Three Months Ended
	March 31, 2010		March 31, 2009		Variance

Product	$1,566,451	61%	$1,918,427	66%	$(351,976)	-18%
Recurring	1,017,589	39%	979,525	34%	38,064	4%
Total	$2,584,040	100%	$2,897,952	100%	$(313,912)	-11%

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

For the three months ended March 31, 2010, product revenue decreased by 18% when compared to the prior year period.  Product revenue in 2009 includes approximately $1.1 million attributed to the sale and installation of energy management products, and approximately $0.3 million for the sale and installation of HSIA products, and approximately $0.2 million attributable to the Telkonet Series 5 products.  The decrease in product sales compared to the prior year period is attributed to the economic downturn, however, the current quarter product revenue sales reflects positive anticipated trends in comparison to the second half of the prior year. We expect to see sales growth in 2010 from the addition and/or renewal of incentive based programs for energy efficiency, government stimulus funding through the American Reinvestment and Recovery Act of 2009, and energy savings initiatives in the commercial market.

Recurring Revenue

Recurring revenue includes approximately 2,350 hotels in our broadband network portfolio.  We currently support over 205,000 HSIA rooms, with over 2.5 million monthly users.  For the three months ended March 31, 2010, recurring revenue increased by 4% when compared to the prior year period.  The increase of recurring revenue was primarily attributed to new HSIA customers.

Cost of Sales

	Three Months Ended
	March 31, 2010		March 31, 2009		Variance

Product	$899,782	57%	$1,076,639	56%	$(176,857)	-16%
Recurring	305,845	30%	305,834	31%	11	0%
Total	$1,205,627	47%	$1,382,473	48%	$(176,846)	-13%

Product Costs

Product costs include equipment and installation labor related to the sale of Telkonet SmartEnergy™ products, Telkonet Series 5™ products and the Telkonet iWire System™.  For the three months ended March 31, 2010, product costs were approximately $0.9 million, and decreased by 16% when compared to the prior year period consist with the decreased sales when compared to the prior year period.

Recurring Costs

For the three months ended March 31, 2010, recurring costs were approximately $0.3 million, and remained consistent when compared to the prior year, primarily due to the increase in efficiency in providing support services to our EthoStream Hospitality Network customers.  As we continued to add new HSIA customers to our portfolio, we may need to hire additional support center staff which may affect our recurring product costs and margins.

Gross Profit

	Three Months Ended
	March 31, 2009		March 31, 2008		Variance

Product	$666,669	43%	$841,788	44%	$(175,119)	-21%
Recurring	711,744	70%	673,691	69%	38,053	6%
Total	$1,378,413	53%	$1,515,479	52%	$(137,066)	-9%

Product Gross Profit

The gross profit on product revenue for the three months ended March 31, 2010 decreased by 21% compared to the prior year period as a result of decreased product sales and installations on energy management and HSIA sales.

Recurring Gross Profit

Our gross profit associated with recurring revenue increased by 6% for the three months ended March 31, 2010.  The increase was a combination of additional recurring revenue and maintaining our support labor costs.

Operating Expenses

	Three Months Ended
	March 31, 2010	March 31, 2009	Variance

Total	$2,037,000	$2,076,398	$(39,398)	-2%

During the three months ended March 31, 2010 operating expenses decreased by 2% when compared to the prior year.  Operating expenses have been contained for research and development and selling and administrative costs in comparison to the prior year period. The consolidation of offices has positioned the Company to maintain operating costs through 2010.

Research and Development

	Three Months Ended
	March 31, 2010	March 31, 2009	Variance

Total	$265,851	$275,962	$(10,111)	-4%

Our research and development costs related to both present and future products are expensed in the period incurred.  Current research and development costs are associated with the continued development of Telkonet Series 5 products and next generation TSE and NTSE products. The Company anticipates modest growth of research and development costs in 2010.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31, 2010	March 31, 2009	Variance

Total	$1,690,739	$1,713,602	$(22,863)	-1%

Selling, general and administrative expenses decreased for the three months ended March 31, 2010 over the comparable prior year by 1%.  This decrease was primarily the result of a reduction of stock based compensation of $47,030 offset by an increase in legal costs related to current financings and legal matters in the current period. The Company has successfully maintained selling, general and administrative costs through costs reduction initiatives and corporate restructuring. In the current year, the Company expects higher legal costs and plans to increase selling and marketing related initiatives in the growth and development of the current business markets.

Discontinued Operations

We had net loss from discontinued operations of $(512,297) or ($0.00) per share, for the period ended March 31, 2009.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital decreased by $553,828 during the three months ended March 31, 2010 from a working capital deficit (current liabilities in excess of current assets) of $3,785,491 at December 31, 2009 to a working capital deficit of $4,339,319 at March 31, 2010. The change in working capital for the three months ended March 31, 2010 is due to a combination of factors, of which significantly include:

●	Cash had a net decrease from working capital by $450,986 for the three months ended March 31, 2010. The most significant uses and proceeds of cash were:

o Approximately $503,509 of cash consumed directly in operating activities

o A repayment of $82,500 on our line of credit to fund inventory purchases.

o An increase of bank overdrafts of $135,023.

Of the total current assets of $1,880,473 as of March 31, 2010, cash represented $52,884.  Of the total current assets of $1,909,073 as of December 31, 2009, cash represented $503,870.

Business Loan

On September 11, 2009, we entered into a Loan Agreement to borrow an aggregate principal amount of $300,000 from the Wisconsin Department of Commerce, or the Department.  The outstanding principal balance on the loan bears interest at the annual rate of two percent (2.0%).  Payment of interest and principal is to be made in the following manner:  (a) payment of any and all interest that accrues from the date of disbursement commences on January 1, 2010 and continues on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, we are obligated to pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which will include all remaining principal, accrued interest and other amounts owed by us to the Department under the Loan Agreement.  We may prepay amounts outstanding under the loan in whole or in part at any time without penalty.  The loan is secured by our assets and the proceeds from this loan will be used for our working capital requirements.  The current and long-term outstanding borrowing under the agreement at March 31, 2010 was $11,795 and $288,205, respectively.

Line of Credit

In September 2008, the Company entered into a two-year line of credit facility with a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by the Company’s inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine (9%) percent per annum, adjusted on the date of any change in such prime or base rate, or (ii) sixteen percent (16%).  Interest, computed on a 365/360 simple interest basis, and fees on the credit facility are payable monthly in arrears on the last day of each month and continuing on the last day of each month until the maturity date.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.   The outstanding borrowing under the agreement at March 31, 2010 was $304,500.  The Company has incurred interest expense of $23,417 related to the line of credit for the three months ended March 31, 2010. The Prime Rate was 3.25% at March 31, 2010.

On May 14, 2009, the Company received a notice of waiver of the “minimum cash flow to debt service ratio” and the “tangible net worth” requirements under the line of credit facility, as such terms are defined in items D(10)a and D(10)b, respectively, of the line of credit agreement.  The waiver is in effect as of March 31, 2010 and continues for the 90 day period thereafter. The outstanding principal balance is subject to additional interest of three (3%) percent per annum until such debt covenant requirements are met.

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

Proceeds from the issuance of common stock

During the three months ended March 31, 2010, the Company did not receive any proceeds from the issuance of its common stock.

Cashflow analysis

Cash used in continuing operations was $503,509 during the period ending March 31, 2010, compared to cash provided by continuing operations of $21,638 during the prior year period.  During the period ended March 31, 2010, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund inventory purchases, and reducing our trade payables.

We utilized cash for investing activities from continuing operations of $0 and $265,827 during the periods ended March 31, 2010, and 2009, respectively.  In 2009, these activities involved intercompany loans to MSTI of approximately $297,656, which was partially offset by the sale of our remaining investment in Multiband for proceeds of $33,129.

We had cash from financing activities from continuing operations of $52,523 and $173,034 during the period ending March 31, 2010 and 2009, respectively. The company made repayments on our working capital line of credit used for inventory purchases of $82,500 and due to cashflow timing factors had bank overdrafts of $135,023 in the period ending March 31, 2010. During the period ending March 31, 2009, the financing activities involved a $200,000 drawdown from the working line of credit, which was partially offset by $25,000 financing costs paid during the period related to the accounts receivable factoring program.

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

Acquisition or Disposition of Property and Equipment

During the three months ended March 31, 2010, there were no expenditures on fixed assets and costs of equipment under operating leases.  The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

We presently lease two commercial office spaces in Germantown, Maryland totaling, in the aggregate, 16,400 square feet. One space consists of 11,626 square feet under sublease from Tellabs Operations, Inc. (“Tellabs”) expiring on November 29, 2010..  As described in the section “Legal Proceedings” in Part II, Item 1 hereof, Tellabs has filed a claim for unpaid rent in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland.  Tellabs was granted a judgment in March 2010 in the amount of $64,966. Pursuant to that judgment, we received a notice of eviction from our landlord for the unpaid rent. We sought to extend the date for eviction but were unable to negotiate a payment plan acceptable to the landlord and voluntarily vacated the space on May 3, 2010.

This same 11,626 square foot space is under lease to us from November 30, 2010 through December 15, 2015 to run concurrently with the lease for a separate 4,790 square foot facility expiring on December 31, 2015. We are currently actively pursuing an acceptable financial settlement and/or a sublease for all or a portion of this office space.
In the first quarter of 2010, we began the transfer of inventory and certain property in conjunction with the relocation of our corporate headquarters.  We anticipate the sale or disposal of certain furniture, fixtures and computer equipment during 2010.

Number of Employees

As of May 14, 2010, we had 84 full-time employees.

Disclosure of Contractual Obligations

We currently have outstanding purchase orders with the contract manufacturer for our Smart Energy products totaling approximately $696,000, of which approximately $346,000 represents amounts owed for future shipments of Smart Energy products which we will need to fulfill existing purchase orders with our customers.  We are currently negotiating with the manufacturer and our lenders to ensure the timely payment of these purchases to prevent any delays in the delivery of these products to our customers which could negatively impact our results of operations and financial condition.

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

Investments in Privately Held Companies

We have invested in a privately held company, which is in the startup or development stage. This investment is inherently risky because the market for the products of this company is developing and may never materialize. As a result, we could lose our entire initial investment in this company. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of this company and none is expected to develop. This investment is carried at cost, which as of May 17, 2010 was $8,000 and recorded in other assets in the Consolidated Balance Sheet.

Item 4.  Controls and Procedures.

As of March 31, 2010, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls of acquired businesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.  During the three months ended March 31, 2010, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 1, 2008, we timely filed an answer to the complaint denying the allegations. On February 27, 2009, the United States Patent Office ("USPTO") granted a reexamination request.  Based upon four highly relevant and material prior art references that had not been considered by the USPTO in its initial examination, it found a “substantial new question of patentability” affecting all claims of the patent allegedly infringed upon.  There is a possibility that the claims of the patent will be cancelled or narrowed during the reexamination which may result in the narrowing or elimination of some and possibly all of the issues in the pending litigation.  The case is currently in discovery.  A mandatory mediation will likely be held in July, 2010.

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

Ronald Pickett v. Telkonet, Inc.

On April 29, 2009, Ronald Pickett, our former chief executive officer, filed a lawsuit against us (Ronald Pickett v. Telkonet, Inc.), in the Circuit Court for Montgomery County, Maryland, Case No. 312683V, alleging that he is owed $258,053 in unpaid severance compensation and benefits and $63,000 in unpaid business and travel expenses and seeking an award of treble damages on the severance claim alleging that the claimed benefits constitute “wages” under the Maryland Wage Payment and Collection Act.  On August 31, 2009, we filed a motion to dismiss the action for failure to state a claim.  However, the court rejected our arguments, finding that Mr. Pickett had satisfied the minimum pleading requirements.  The parties have completed all written discovery and all depositions of the parties have been completed excluding the deposition of Thomas Lynch which the parties are attempting to reschedule.  A pretrial hearing was held on March 26, 2010 in the Circuit Court, at which time the case was set for trial for May 4 – May 6, 2010, however the court, pursuant to an agreement between the parties, subsequently set the case for trial commencing July 13, 2010.

Tellabs, Inc. v. Telkonet, Inc.

Our landlord has filed a claim for unpaid rent in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland.  Tellabs was granted a judgment in March 2010 in the amount of $64,966. Pursuant to that judgment, we received a notice of eviction from our landlord for the unpaid rent. We sought to extend the date for eviction but were unable to negotiate a payment plan acceptable to the landlord and voluntarily vacated the space on May 3, 2010.

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

Since inception through March 31, 2010, the Company has incurred cumulative losses of $(114,413,347) and has never generated enough funds through operations to support its business. Additional capital may be required in order to provide working capital requirements for the next twelve months.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $11.7 million at March 31, 2010 resulting from recent and past acquisitions. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 31, 2010, our independent auditors stated that our financial statements for the year ended December 31, 2009 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our net losses and deficits in cash flows from operations.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible.  Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals.  If we are not successful in raising sufficient additional capital, we may not be able to continue as a going concern and our stockholders may lose their entire investment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description Of Document

2.1	MST Stock Purchase Agreement and Amendment (incorporated by reference to our 8-K filed on February 2, 2006)
2.2	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K filed on March 2, 2007)
2.3	Unit Purchase Agreement by and among Telkonet, Inc., EthoStream, LLC and the members of EthoStream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K filed on March 16, 2007)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Amendment to Articles of Incorporation (incorporated by reference to our Form 10-Q (No. 001-31972), filed August 11, 2008)
3.3	Amendment to Articles of Incorporation (incorporated by reference to our Form 10-Q (No. 001-31972), filed August 14, 2009)
3.4	Amendment to Articles of Incorporation (incorporated by reference to our Form 8-K (No. 001-31972), filed November 18, 2009)
3.5	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008)
4.2	Form of Convertible Debenture (incorporated by reference to our Form 8-K (No. 001-31972) filed on June 5, 2008)
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on June 5, 2008)
4.4	Promissory Note in Favor of Thermo Credit, LLC (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 10, 2008)
4.5	Promissory Note in Favor of the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
10.1	Amended and Restated Telkonet, Inc. Incentive Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-412), filed on April 17, 2002)
10.2	Amended and Restated Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-161909), filed on September 14, 2009)
10.3	Employment Agreement by and between Telkonet, Inc. and Jason Tienor, dated as of May 13, 2010 (incorporated by reference to our Form 8-K (No. 001-31972), filed May 13, 2010)
10.4	Employment Agreement by and between Telkonet, Inc. and Jeff Sobieski, dated as of May 13, 2010 (incorporated by reference to our Form 8-K (No. 001-31972), filed May 13, 2010)
10.5	Securities Purchase Agreement, dated May 30, 2008, by and between Telkonet, Inc. and YA Global Investments LP (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2008)
10.6	Registration Rights Agreement, dated May 30, 2008, by and between Telkonet, Inc. and YA Global Investments LP (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2008)
10.7	Security Agreement, dated May 30, 2008, by and between Telkonet, Inc. and YA Global Investments LP (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2008)
10.8
Commercial Business Loan Agreement, dated September 9, 2008, by and between Telkonet, Inc. and Thermo Credit, LLC (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 10, 2008)

10.9	Loan Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
10.10
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

Telkonet, Inc. Registrant

Date: May 17, 2010	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer