Form 10-Q
period 2010-06-30
TELKONET INC
filed 2010-08-16
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 100,089,493 shares of Common Stock ($.001 par value) as of August 16, 2010.

TELKONET, INC.
FORM 10-Q for the Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30,	December 31,
ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$102,437	$503,870
Accounts receivable, net	914,594	251,684
Inventories	687,532	906,583
Other current assets	434,649	246,936
Total current assets	2,139,212	1,909,073

Property and equipment, net	116,396	254,499

Other assets:
Deferred financing costs, net	135,092	227,767
Goodwill and other intangible assets, net	13,774,952	13,895,792
Other assets	8,000	8,000
Total other assets	13,918,044	14,131,559

Total Assets	$16,173,652	$16,295,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,510,282	$2,866,120
Accrued liabilities and expenses	2,342,575	2,271,838
Line of credit	98,583	387,000
Note payable – current	23,649	-
Note payable – related party	50,000
Convertible debentures, net of debt discounts of $296,115	1,309,908	-
Derivative liability - current	812,442	-
Other current liabilities	145,805	169,606
Total current liabilities	8,293,244	5,694,564

Long-term liabilities:
Convertible debentures, net of debt discounts of $457,560	-	1,148,463
Derivative liability – long term	372,064	1,881,299
Note payable – long term	276,351	300,000
Other long term liabilities	49,142	50,791
Total long-term liabilities	697,557	3,380,553

Commitments and contingencies

Redeemable preferred stock, Series A; par value $.001 per share; 215 shares authorized, issued and outstanding at June 30, 2010 and December 31, 2009, net (Face value $1,075,000)	811,303	732,843

Stockholders’ Equity
Preferred stock, undesignated, par value $.001 per share; 14,999,785 shares authorized; none issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Common stock, par value $.001 per share; 155,000,000 shares authorized; 96,967,129 and 96,563,771 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	96,967	96,564
Additional paid-in-capital	120,204,363	120,132,088
Accumulated deficit	(113,929,782)	(113,741,481)
Total stockholders’ equity	6,371,548	6,487,171

Total Liabilities and Stockholders’ Equity	$16,173,652	$16,295,131

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009
Revenues, net:
Product	$1,970,286	$2,098,640	$3,536,737	$4,017,067
Recurring	1,213,115	1,011,729	2,230,704	1,991,254
Total Revenue	3,183,401	3,110,369	5,767,441	6,008,321

Cost of Sales:
Product	1,012,124	1,032,183	1,911,907	2,108,822
Recurring	326,062	303,513	631,907	609,347
Total Cost of Sales	1,338,186	1,335,696	2,543,814	2,718,169

Gross Profit	1,845,215	1,774,673	3,223,627	3,290,152

Operating Expenses:
Research and Development	264,049	222,316	529,900	498,278
Selling, General and Administrative	1,304,845	1,821,186	2,995,584	3,534,788
Depreciation and Amortization	77,790	93,683	158,200	180,517
Total Operating Expense	1,646,684	2,137,185	3,683,684	4,213,583

Income (Loss) from Operations	198,531	(362,512)	(460,057)	(923,431)

Other Income (Expenses):
Financing Expense, net	(155,547)	(212,720)	(324,293)	(481,536)
Gain on Derivative Liability	541,326	1,175,573	696,793	1,439,274
(Loss) on Sale of Investment	-	-	-	(29,371)
(Loss) on Disposal of Fixed Asset	(100,744)	-	(100,744)	-
Total Other Income	285,035	962,853	271,756	928,367

Income (Loss) Before Provision for Income Taxes	483,566	600,341	(188,301)	4,936

Provision for Income Taxes	-	-	-	-

Income (Loss) from Continuing Operations	$483,566	$600,341	$(188,301)	$4,936
Discontinued Operations
(Loss) from Discontinued Operations	-	(123,438)	-	(635,735)
Gain on Deconsolidation	-	6,932,586	-	6,932,586
Net income (loss) attributable to common shareholders before accretion of preferred dividends and discount	$483,566	$7,409,489	$(188,301)	$6,301,787
Accretion of preferred dividends and discount	(39,347)	-	(78,460)	-
Net income (loss) attributable to common shareholders	$444,219	$7,409,489	$(266,761)	$6,301,787

Net income (loss) per share:
Income (loss) per share from continuing operations - basic	$0.00	$0.01	$(0.00)	$0.00
Income (loss) per share from continuing operations - diluted	$0.00	$0.01	$(0.00)	$0.00
Income (loss) per share from discontinued operations – basic	$-	$0.07	$-	$0.07
Income (loss) per share from discontinued operations – diluted	$-	$0.07	$-	$0.07
Net income (loss) per share – basic	$0.00	$0.08	$(0.00)	$0.07
Net income (loss) per share - diluted	$0.00	$0.08	$(0.00)	$0.07

Weighted Average Common Shares Outstanding - basic	96,916,357	94,765,021	96,714,804	92,550,245
Weighted Average Common Shares Outstanding - diluted	97,140,595	97,832,501	96,714,804	92,617,724
Comprehensive Income (Loss):
Net Income (Loss)	$483,566	$7,409,489	$(188,301)	$6,301,787
Unrecognized Gain (Loss) on Investment	-	-	-	32,750
Comprehensive Income (Loss)	$483,566	$7,409,489	$(188,301)	$6,334,537

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2010 THROUGH JUNE 30, 2010

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2010	0	0	96,563,771	$96,564	$120,132,088	$(113,741,481)	$6,487,171

Shares issued to pay off accounts payable at approximately $0.12 per share	-	-	403,358	403	62,554	-	62,957

Stock-based compensation expense related to employee stock options	-	-	-	-	88,181	-	88,181

Accretion of preferred stock discount	-	-	-	-	(35,802)	-	(35,802)

Accretion of preferred stock dividend	-	-	-	-	(42,658)	-	(42,658)

Net Loss	-	-	-	-	-	(188,301)	(188,301)

Balance at June 30, 2010	-	-	96,967,129	$96,967	$120,204,363	$(113,929,782)	$6,371,548

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net income (loss) attributable to common shareholders before accretion of preferred dividends and discounts	$(188,301)	$6,301,787
Net (income) from discontinued operations	-	(6,296,851)
Net income (loss) from continuing operations	(188,301)	4,936

Adjustments to reconcile net income (loss) from operations to cash (used in) operating activities:
Amortization of debt discounts and financing costs	254,120	409,006
Loss on sale of investment	-	29,371
(Gain) on derivative liability	(696,793)	(1,439,274)
Loss on disposal of fixed assets	100,744	-
Stock based compensation	88,181	177,620
Fair value of issuance of warrants and re-pricing (financing expense)	-	2,510
Depreciation and amortization	158,200	180,517

Increase / decrease in:
Accounts receivable, trade and other	(730,572)	671,371
Inventories	219,051	359,447
Prepaid expenses and deposits	(187,713)	63,975
Deferred revenue	-	(61,095)
Other Assets	42,212	82,840
Accounts payable, accrued expenses, net	827,855	(369,354)
Cash provided by (used in) continuing operations	(113,016)	111,870
Cash used in discontinued operations	-	(287,997)
Net Cash Used In Operating Activities	(113,016)	(176,127)

Cash Flows From Investing Activities:
Advances to unconsolidated subsidiary	-	(305,539)
Purchase of property and equipment	-	(2,675)
Proceeds from sale of investment	-	33,129
Cash used in continuing operations	-	(275,085)
Cash used in discontinued operations	-	(5,979)
Net Cash Used In Investing Activities	-	(281,064)

Cash Flows From Financing Activities:
Proceeds (repayment) from line of credit	(288,417)	140,015
Financing fees	-	(25,000)
Proceeds from the exercise of warrants	-	4,595
Repayment of capital lease and other	-	(4,714)
Cash provided by continuing operations	(288,417)	114,896
Cash provided by discontinued operations	-	293,976
Net Cash Provided By (Used In) Financing Activities	(288,417)	408,872

Net (Decrease) In Cash and cash equivalents	(401,433)	(48,319)
Cash and cash equivalents at the beginning of the period	503,870	168,492
Cash and cash equivalents at the end of the period	$102,437	$120,173

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for financing expenses	$301,351	$114,739
Income taxes paid	$-	$-
Non-cash transactions:
Common stock issuance to pay off accounts payable	$62,957	$-
Accretion of discount on redeemable preferred stock	$35,802	$-
Accretion of dividend on redeemable preferred stock	$42,658	$-

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

The consolidated financial statements as of December 31, 2009 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

Telkonet, Inc., formed in 1999 and incorporated under the laws of the state of Utah, has evolved into a Clean Technology company that develops, manufactures and sells proprietary energy efficiency and SmartGrid networking technology. Prior to January 1, 2007, the Company was primarily engaged in the business of developing, producing and marketing proprietary equipment enabling the transmission of voice and data communications over a building’s internal electrical wiring.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from continuing operations of $(188,301) for the period ended June 30, 2010, accumulated deficit of $(113,929,782) and total current liabilities in excess of current assets of $(6,154,032) as of June 30, 2010.

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

Management intends to raise capital through asset-based financing and/or private placements.  Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. There can be no assurance that the Company will be successful in obtaining additional funding.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Investments

Telkonet maintained investments in two publicly-traded companies during the six months ended June 30, 2009.  The Company classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Sale of one investment resulted in a gain of $32,750 recorded for the period ended June 30, 2009.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.  Realized losses of $29,371 were recognized for the six months ended June 30, 2009, of which, the loss was recorded in February 2009 for the sale of the Company’s remaining investment in Multiband.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

Stock-based compensation expense in connection with options granted to employees for the six months ended June 30, 2010 and 2009 was $88,181 and $167,620, respectively.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The adoption of provisions of ASU 2010-10 does not have a material effect on the Company’s financial position, results of operations or cash flows.

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12),  Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.   After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.
In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-18 “Receivables (Topic 310) – Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.”  ASU 2010-18 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool.  ASU 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 in the first interim or annual reporting period ending on or after July 15, 2010.  The Company does not expect ASU 2010-18 to have an impact on its financial condition, results of operations, or disclosures.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE C - INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at June 30, 2010 are:

	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists - EthoStream	$2,900,000	$(795,503)	$2,104,497	$-	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(795,503)	2,104,497	-	12.0
Goodwill - EthoStream	8,796,439	(3,000,000)	5,796,439	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$17,570,455	$(3,795,503)	$13,774,952	$-

Total identifiable intangible assets acquired and their carrying values at December 31, 2009 are:

	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Intangible Assets and Goodwill:
Amortized Identifiable Intangible Assets:
Subscriber lists - EthoStream	$2,900,000	$(674,663)	$2,225,337	$-	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(674,663)	2,225,337	-	12.0
Goodwill - EthoStream	8,796,439	(3,000,000)	5,796,439	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$17,570,455	$(3,674,663)	$13,895,792	$-

Total amortization expense charged to operations for the three and six months ended June 30, 2010 and 2009 was $60,420 and $120,840, and $60,417 and $120,833, respectively.

Estimated amortization expense as of June 30, 2010 is as follows:

Remainder of 2010	$120,816
2011	241,667
2012	241,667
2013	241,667
2014 and after	1,258,680
Total	$2,104,497

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Accounts receivable (factored)	$914,300	$736,781
Advances from factor	(368,677)	(462,957)
Due from factor	545,623	273,824
Accounts receivable (non-factored)	543,971	152,860
Allowance for doubtful accounts	(175,000)	(175,000)
Total	$914,594	$251,684

In February 2008, the Company entered into a factoring agreement to sell, without recourse, certain receivables to an unrelated third party financial institution in an effort to accelerate cash flow.  Under the terms of the factoring agreement the maximum amount of outstanding receivables at any one time is $2.5 million.  Proceeds on the transfer reflect the face value of the account less a discount.  The discount is recorded as interest expense in the Consolidated Statement of Operations in the period of the sale.  Net funds received reduced accounts receivable outstanding while increasing cash.  Fees paid pursuant to this arrangement amounted to $123,787 and $105,189 for the period ended June 30, 2010 and 2009, respectively.  The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets.

NOTE E – MARKETABLE SECURITIES

Multiband Corporation

In connection with a payment of $75,000 of accounts receivable, the company received 30,000 shares of common stock of Multiband Corporation, a Minnesota-based communication services provider to multiple dwelling units.  The Company classifies this security as available for sale, and is carried at fair market value.  The Company sold its remaining investment in Multiband and recorded a loss of $29,371 during the six months ended June 30, 2009.

NOTE F – LINE OF CREDIT

In September 2008, the Company entered into a two-year line of credit facility with a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by the Company’s inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine (9%) percent per annum, adjusted on the date of any change in such prime or base rate, or (ii) Sixteen percent (16%).  Interest, computed on a 365/360 simple interest basis, and fees on the credit facility are payable monthly in arrears on the last day of each month and continuing on the last day of each month until the maturity date.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.  The outstanding borrowing under the agreement at June 30, 2010 and December 31, 2009 was $98,583 and $387,000, respectively.  The Company has incurred interest expense of $41,898 and $78,069 related to the line of credit for the six months ended June 30, 2010 and 2009, respectively. The Prime Rate was 3.25% at June 30, 2010.

On August 13, 2010, the Company received a notice of waiver of the “minimum cash flow to debt service ratio” and the “tangible net worth” requirements under the line of credit facility, as such terms are defined in items D(10)a and D(10)b, respectively, of the line of credit agreement.  The waiver is in effect as of June 30, 2010 and continues for the 90 day period thereafter. The outstanding principal balance is subject to additional interest of three (3%) percent per annum until such debt covenant requirements are met.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE G – LONG TERM DEBT

Senior Convertible Debenture

A summary of convertible debentures payable at June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
Senior Convertible Debentures, accrue interest at 13% per annum and mature on May 29, 2011	$1,606,023	$1,606,023
Debt Discount - beneficial conversion feature, net of accumulated amortization of $645,931 and $558,256 at June 30, 2010 and December 31, 2009, respectively.	(160,958)	(248,633)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $542,883 and $469,113 at June 30, 2010 and December 31, 2009, respectively.	(135,157)	(208,927)

Total	$1,309,908	$1,148,463
Less: current portion	1,309,908	-
	$-	$1,148,463

As of June 30, 2010 and December 31, 2009, the Company has $1,606,023 outstanding in convertible debentures. During the year ended December 31, 2009, $722,514 of convertible debentures was converted into 8,174,943 shares of common stock.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of two (2.00) percent. Payment of interest and principal is to be made in the following manner:   (a) payment of any and all interest that accrues from the date of disbursement commences on January 1, 2010 and continues on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty.  The credit facility is secured by the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company.  The outstanding borrowing under the agreement at June 30, 2010 and December 31, 2009 was $300,000.

Aggregate maturities of long-term debt as of June 30, 2010 are as follows:

For the twelve months ended June 30,	Amount
2010	$-
2011	1,653,529
2012	48,465
2013	49,443
2014 and thereafter	154,586
$1,906,023
Less: Current portion	(1,629,672)
Total Long term portion	$276,351

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

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

On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share.  The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares.  Since the Series A may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at June 30, 2010 and December 31, 2009.

In accordance with ASC 470 Topic “Debt”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $287,106 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $70,922 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) estimated fair value of Telkonet common stock of $0.24 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $358,028, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, the discount will be amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

The charge to additional paid in capital for amortization of discount and costs for the period ended June 30, 2010 was $35,802.  There was no amortization of discounts for Series A preferred stock for the period ended June 30, 2009.

For the three months ended June 30, 2010 we have accrued dividends in the amount of $21,446 and cumulative accrued dividends of $42,658. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. There were no accrued dividends for Series A preferred stock for the period ended June 30, 2009.

NOTE I - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of June 30, 2010 and December 31, 2009 the Company has 215 shares of preferred stock issued and outstanding, designated Series A preferred stock.  The Company has authorized 155,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2010 and December 31, 2009, the Company has 96,967,129 and 96,563,771, respectively, shares of common stock issued and outstanding.

During the six months ended June 30, 2010, the Company issued 403,358 shares of common stock to consultants for services performed and services accrued in fiscal 2009.  These shares were valued at $62,957, which approximated the fair value of the shares when they were issued.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE J - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	4,417,133	3.18	$1.02	4,293,550	$1.01
$2.00 - $2.99	997,500	4.73	$2.52	971,000	$2.51
$3.00 - $3.99	536,250	5.33	$3.23	452,500	$3.26
$4.00 - $4.99	70,000	5.08	$4.33	68,500	$4.33
$5.00 - $5.99	100,000	4.82	$5.17	97,000	$5.16
	6,120,883	3.67	$1.56	5,882,550	$1.54

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2009	6,993,929	$1.82
Granted	320,000	1.00
Exercised	-	-
Cancelled or expired	(1,193,046)	2.91
Outstanding at December 31, 2009	6,120,883	$1.56
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 20010	6,120,883	$1.56

The weighted-average fair value of stock options granted to employees during the period ended 2009 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

June 30, 2009
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.5%
Expected stock price volatility	81%
Expected dividend payout	-
Expected option life (in years)	5.0
Expected forfeiture rate	12%
Fair value per share of options granted	$0.30

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

There were no options exercised during the period ended June 30, 2010 or 2009.

Total stock-based compensation expense in connection with options granted to employees recognized in the unaudited condensed consolidated statement of earnings for the three and six months ended June 30, 2010 and 2009 was $41,401 and $88,181, and $83,810 and $167,620, respectively. Additionally, the aggregate intrinsic value of options outstanding and unvested as of June 30, 2010 is $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants.  These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	675,000	1.18	$1.00	675,000	$1.00

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2009	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	(1,075,937)	-
Outstanding at December 31, 2009	740,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	(65,000)	-
Outstanding at June 30, 2010	675,000	$1.00

There were no non-employee stock options vested during the period ended June 30, 2010 and 2009.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.33	6,326,751	3.77	$0.33	6,326,751	$0.33
$0.60	800,000	2.85	$0.60	800,000	$0.60
$1.00	500,000	1.50	$1.00	500,000	$1.00
$2.59	862,452	2.06	$2.59	862,452	$2.59
$3.82	3,310,026	1.12	$3.82	3,310,026	$3.82
$4.17	359,712	1.51	$4.17	359,712	$4.17
	12,158,941	2.76	$1.60	12,158,941	$1.60

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2009	8,457,767	$2.19
Issued	4,481,174	0.58
Exercised	(780,000)	0.58
Canceled or expired	-	-
Outstanding at December 31, 2009	12,158,941	$1.60
Issued	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2010	12,158,941	$1.60

The Company did not issue any warrants during the periods ended June 30, 2010 and 2009.

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

From time to time the Company may receive advances from certain of its officers to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  As of June 30, 2010, the Company owed deferred salary payments to certain executive officers in the amount of $40,738 to Jason L. Tienor, President and Chief Executive Officer, $56,327 to Richard J. Leimbach, Chief Financial Officer, and $43,720 to Jeffrey J. Sobieski, Chief Operating Officer.

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

For information regarding Related Party activities subsequent to June 30, 2010 by the Company, see “Subsequent Events” in Note P of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE L - COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company presently leases approximately 12,000 square feet of office space in Milwaukee, WI for its corporate headquarters.  The Milwaukee lease expires in February 2019.

The Company presently leases 16,416 square feet of commercial office space in Germantown, Maryland.  The lease commitments expire in December 2015.

Commitments for minimum rentals under non cancelable leases at June 30, 2010 are as follows:

2010	$237,093
2011	477,024
2012	482,264
2013	487,552
2014 and thereafter	1,835,968
Total	$3,519,901

Rental expenses charged to operations for the three and six months ended June 30, 2010 and 2009 are $325,116 and $230,982, respectively.

On May 3, 2010, the Company vacated the 11,626 square feet of space under sublease from Tellabs Operations, Inc. that formerly housed our corporate offices. The sublease is due to expire on November 29, 2010. Our landlord has filed a claim for unpaid rent and was granted a judgment in March 2010. Pursuant to that judgment, we received a notice of eviction from our landlord for the unpaid rent. We sought to extend the date for eviction but were unable to negotiate a payment plan acceptable to the landlord and voluntarily vacated the space.  The Company has accrued lease costs of $37,976 at June 30, 2010 and the remaining rent due on the lease amounts to $95,408. This same 11,626 square foot space is under lease to us pursuant to a lease agreement with Seneca Meadows Corporate Center III Limited Partnership  (“Seneca”) for the period November 30, 2010 through December 15, 2015 to run concurrently with a lease with Seneca for a separate but adjacent 4,790 square foot facility expiring on December 31, 2015. We are currently actively pursuing an acceptable financial settlement and/or a sublease for all or a portion of this office space.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)
Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Ronald Pickett v. Telkonet, Inc.

As of June 30, 2010, we were a defendant in the matter captioned Ronald Pickett v. Telkonet, Inc., in the Circuit Court for Montgomery County, Maryland.  The Plaintiff alleged that the Company failed to pay severance compensation in the amount of $238,000 as well as certain benefits and claimed an additional amount of $63,000 in unpaid business and travel expenses.  The plaintiff sought an award of treble damages on the severance claim alleging that the claimed benefits constitute “wages” under the Maryland Wage Payment and Collection Act; though as an alternative to the breach of contract claim the plaintiff plead the equitable claim of promissory estoppel/detrimental reliance.  The court granted our motion for summary judgment on the breach of contract and treble damages claim.  The Company conceded the expenses issue and the only issue left before the court was the promissory estoppel/detrimental reliance claim.  On July 14, 2010, the court, after hearing testimony on the matter, issued a verdict in favor of the plaintiff in the amount of $259,456 (including prejudgment interest and gave the Company forty five (45) days from the entry of the judgment to satisfy the judgment after which the plaintiff may commence enforcement proceedings.  The Company has thirty (30) days following the entry of judgment within which to take an appeal.  The Company is currently considering its options and has accrued the amount of the judgement as of June 30, 2010.

Tellabs, Inc. v. Telkonet, Inc.

Our landlord has filed a claim for unpaid rent in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland.  Tellabs was granted a judgment in March 2010 in the amount of $64,966. Pursuant to that judgment, we received a notice of eviction from our landlord for the unpaid rent. We sought to extend the date for eviction but were unable to negotiate a payment plan acceptable to the landlord and voluntarily vacated the space on May 3, 2010. Our landlord has filed an additional claim for unpaid rent and other expenses alleged to be due in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland.

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

On August 1, 2008, we timely filed an answer to the complaint denying the allegations. On February 27, 2009, the United States Patent Office ("USPTO") granted a reexamination request with respect to the patent the defendants allegedly infringe upon.  Based upon four highly relevant and material prior art references that had not been considered by the USPTO in its initial examination, it found a “substantial new question of patentability” affecting all claims of the patent allegedly infringed upon.  There is a possibility that the claims of the patent will be cancelled or narrowed during the reexamination which may result in the narrowing or elimination of some and possibly all of the issues in the pending litigation.  The case is currently in discovery.  A mandatory mediation will likely be held in September, 2010.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE M – BUSINESS CONCENTRATION

Revenue from one (1) major customer approximated $658,109 or 11% of total revenues for the period ended June 30, 2010. Revenue from one (1) major customer approximated $785,649 or 13% of total revenues for the period ended June 30, 2009.  Total accounts receivable of $0, or 0% of total accounts receivable, were due from this customer as of June 30, 2010. Total accounts receivable of $532,190 or 29% of total accounts receivable, was due from this customer as of June 30, 2009.

Purchases from two (2) major suppliers approximated $1,028,314, or 33% of purchases, and one (1) major supplier approximated $698,482, or 62% of purchases, for the six months ended June 30, 2010 and 2009, respectively. Total accounts payable of approximately $543,572, or 15% of total accounts payable, was due to this supplier as of June 30, 2010, and $92,507, or 3% of total accounts payable, was due to this supplier as of June 30, 2009.

NOTE N- FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s short- and long-term investments as of June 30, 2010 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

(in thousands)	Level 1	Level 2	Level 3	Total
Long-term investments	-	-	8	8
Total	$-	$-	$8	$8

Derivative liabilities	-	-	1,184	1,184
Convertible debenture	-	-	1,310	1,310
Total	$-	$-	$2,494	$2,494

 The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (convertible notes and derivative liability) for the six months ended June 30, 2010.

2010
Balance at beginning of year	$3,029,762
Amortization of debt discount	161,445
Change in fair value of derivative liability	(696,793)

Balance at end of period	$2,494,414

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

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

The following table summarizes net income from discontinued operations for the period ended June 30, 2009.

	For The Three Months Ended June 30,	For The Six Months Ended June 30,
	2009	2009

Loss from operations	$(123,438)	$(635,735)
Elimination of liabilities, net of assets	7,000,185	7,000,185
Other expenses	(67,599)	(67,599)
Income from discontinued operations	6,809,148	6,296,851

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE P – SUBSEQUENT EVENTS

As of June 30, 2010, we were a defendant in the matter captioned Ronald Pickett v. Telkonet, Inc., in the Circuit Court for Montgomery County, Maryland.  The Plaintiff alleged that the Company failed to pay severance compensation in the amount of $238,000 as well as certain benefits and claimed an additional amount of $63,000 in unpaid business and travel expenses.  The plaintiff sought an award of treble damages on the severance claim alleging that the claimed benefits constitute “wages” under the Maryland Wage Payment and Collection Act; though as an alternative to the breach of contract claim the plaintiff plead the equitable claim of promissory estoppel/detrimental reliance.  The court granted our motion for summary judgment on the breach of contract and treble damages claim.  The Company conceded the expenses issue and the only issue left before the court was the promissory estoppel/detrimental reliance claim.  On July 14, 2010, the court, after hearing testimony on the matter, issued a verdict in favor of the plaintiff in the amount of $259,456.00 (including prejudgment interest and gave the Company forty five (45) days from the entry of the judgment to satisfy the judgment after which the plaintiff may commence enforcement proceedings.  The Company has thirty (30) days following the entry of judgment within which to take an appeal.  The Company is currently considering its options and has accrued the amount of the judgment as of June 30, 2010.

On August 4, 2010, the Company entered into a Securities Purchase Agreement in connection with a private placement of 267 shares of the Company’s Series B Convertible Redeemable Preferred Stock, par value $0.001 per share, and warrants to purchase an aggregate of 5,134,626 shares of the Company’s common stock, par value $0.001 per share.  The Company completed the transaction on August 6, 2010 and received gross proceeds of $1,335,000 from the sale of the Series B shares.  The Series B shares were sold at a price per share of $5,000 and the Warrants have an exercise price of $0.13, which is equal to the closing bid price of a share of common stock on August 4, 2010.  The Company intends to use the net proceeds from the sale of the Series B shares and the Warrants for sales and marketing, inventory and general working capital needs and may use the proceeds in the short term to repay certain outstanding indebtedness, satisfy judgments against the Company and to pay expenses of the offering as well as other general corporate capital purposes.

On August 4, 2010 the Company entered into a Board of Director Reimbursement Agreement with each of (i) Warren V. Musser, (ii) Thomas C. Lynch, (iii) Seth Blumenfeld, (iv) Thomas M. Hall and (v) Anthony J. Paoni pursuant to which each agreed to convert outstanding indebtedness of the Company owed to such individual for service as a member of the board of directors into shares of Common Stock of the Company at a conversion price equal to $0.36 per share.  Mr. Musser converted $286,000 of outstanding indebtedness into 794,444 shares of Common Stock.  Mr. Hall converted $147,000 of outstanding indebtedness into 408,333 shares of Common Stock. Mr. Lynch converted $180,000 of outstanding indebtedness into 500,000 shares of Common Stock.  Mr. Blumenfeld converted $164,000 of outstanding indebtedness into 455,556 shares of Common Stock.  Mr. Paoni converted $174,000 of outstanding indebtedness into 483,333 shares of Common Stock.

As previously announced by the Company in a Current Report on Form 8-K filed December 28, 2009, Richard J. Leimbach , the Company’s Chief Financial Officer, will be leaving the Company to pursue other opportunities.  In connection with Mr. Leimbach’s resignation from his position as Chief Financial Officer, the Company and Mr. Leimbach entered into a Transition Agreement and Release on August 4, 2010, which provides that, among other things, Mr. Leimbach provided his services to the Company as an employee until June 30, 2010 and that the period July 1 through August 6, 2010 is a transition period during which Mr. Leimbach assisted the Company with the transition of his duties.  Following August 6 and for the ensuing two month period, Mr. Leimbach will be paid a severance benefit and a health care reimbursement should he elect COBRA coverage.  Mr. Leimbach will also receive an award of 333,333 shares of the Company’s Common Stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended June 30, 2010 and 2009, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2009 filed on March 31, 2010.

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

In March 2007, we completed two strategic acquisitions.  On March 15, 2007, we completed the acquisition of EthoStream, LLC, or EthoStream, a leading high-speed wireless Internet access, or HSIA, solutions and technology provider targeting the hospitality industry with a customer base then consisting of approximately 1,800 hotel and timeshare properties representing in excess of 180,000 guest rooms.  We acquired 100% of the outstanding membership units of EthoStream for a purchase price of $11,756,097, which was comprised of $2.0 million in cash and 3,459,609 shares of our common stock.  The entire stock portion of the purchase price was deposited into escrow upon closing to satisfy certain potential indemnification obligations of the sellers under the purchase agreement.  The shares held in escrow are distributable over the three years following the closing. As of June 30, 2010, all shares are distributed to investors.

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

New Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “New Accounting Pronouncements” in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	June 30, 2010		June 30, 2009		Variance

Product	$1,970,286	62%	$2,098,640	67%	$(128,354)	-6%
Recurring	1,213,115	38%	1,011,729	33%	201,386	20%
Total	$3,183,401	100%	$3,110,369	100%	$73,032	2%

	Six Months Ended
	June 30, 2010		June 30, 2009		Variance

Product	$3,536,737	61%	$4,017,067	67%	$(480,330)	-12%
Recurring	2,230,704	39%	1,991,254	33%	239,450	12%
Total	$5,767,441	100%	$6,008,321	100%	$(240,880)	-4%

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

For the three and six months ended June 30, 2010, product revenue decreased by 6% and 12%, respectively, when compared to the prior year periods.  Product revenue in 2009 includes approximately $2.7 million attributed to the sale and installation of energy management products, and approximately $0.6 million for the sale and installation of HSIA products, and approximately $0.3 million attributable to the Telkonet Series 5 products.  The decrease in product sales compared to the prior year period is attributed to the economic downturn, however, the current quarter product revenue sales reflects positive anticipated trends in comparison to the second half of the prior year. We expect to see sales growth in 2010 from the addition and/or renewal of incentive based programs for energy efficiency, government stimulus funding through the American Reinvestment and Recovery Act of 2009, and energy savings initiatives in the commercial market.

Recurring Revenue

Recurring revenue includes approximately 2,350 hotels in our broadband network portfolio.  We currently support over 205,000 HSIA rooms, with over 2.5 million monthly users.  For the three and six months ended June 30, 2010, recurring revenue increased by 20% and 12%, respectively, when compared to the prior year period.  The increase of recurring revenue was primarily attributed to new HSIA customers and increase in service charges.

Cost of Sales

	Three Months Ended
	June 30, 2010		June 30, 2009		Variance

Product	$1,012,124	51%	$1,032,183	49%	$(20,059)	-2%
Recurring	326,062	27%	303,513	30%	22,549	7%
Total	$1,338,186	42%	$1,335,696	43%	$2,490	0%

	Six Months Ended
	June 30, 2010		June 30, 2009		Variance

Product	$1,911,907	54%	$2,108,822	52%	$(196,915)	-9%
Recurring	631,907	28%	609,347	31%	22,560	4%
Total	$2,543,814	44%	$2,718,169	45%	$(174,355)	-6%

Product Costs

Product costs include equipment and installation labor related to the sale of Telkonet SmartEnergy™ products, Telkonet Series 5™ products and the Telkonet iWire System™.  For the three and six months ended June 30, 2010, product costs decreased by 2% and 9% when compared to the prior year periods, primarily in connection with the decreased sales in current year.  However, product costs for the three and six months ended June 30, 2009 increased as a percentage of revenue from 49% to 51%, and 52% to 54%, when compared to the prior year periods, which is due to more utilization of subcontractors and increase in part purchases in relevant to increase in sales.

Recurring Costs

For the three and six months ended June 30, 2010, recurring costs increased by 7% and 4% when compared to the prior year, primarily due to the increase in efficiency in providing support services to our EthoStream Hospitality Network customers.  As we continued to add new HSIA customers to our portfolio, we may need to hire additional support center staff which may affect our recurring product costs and margins.

Gross Profit

	Three Months Ended
	June 30, 2010		June 30, 2009		Variance

Product	$958,162	49%	$1,066,457	51%	$(108,295)	-10%
Recurring	887,053	73%	708,216	70%	178,837	25%
Total	$1,845,215	58%	$1,774,673	57%	$70,542	4%

	Six Months Ended
	June 30, 2010		June 30, 2009		Variance

Product	$1,624,830	46%	$1,908,245	48%	$(283,415)	-15%
Recurring	1,598,797	72%	1,381,907	69%	216,890	16%
Total	$3,223,627	56%	$3,290,152	55%	$(66,525)	-2%

Product Gross Profit

The gross profit on product revenue for the three and six months ended June 30, 2010 decreased by 10% and 15%, respectively, compared to the prior year period as a result of decreased product sales and installations on energy management and HSIA sales.

Recurring Gross Profit

Our gross profit associated with recurring revenue increased by 25% and 16% for the three and six months ended June 30, 2010.  The increase was a combination of additional recurring revenue and maintaining our support labor costs.

Operating Expenses

	Three Months Ended
	June 30, 2010	June 30, 2009	Variance

Total	$1,646,684	$2,137,185	$(490,501)	-23%

	Six Months Ended
	June 30, 2010	June 30, 2009	Variance

Total	$3,683,684	$4,213,583	$(529,899)	-13%

During the three and six months ended June 30, 2010, operating expenses decreased by 23% and 13%, respectively, when compared to the prior year periods.  This decrease is primarily related to the overall reduction in operating expenses started in 2008 continually through 2010 in connection with the corporate restructuring, and the reduction of research and development and overhead staffing at the corporate headquarters office.   We do not anticipate any significant changes to operating expenses for the remainder of 2010.

Research and Development

	Three Months Ended
	June 30, 2010	June 30, 2009	Variance

Total	$264,049	$222,316	$41,733	19%

	Six Months Ended
	June 30, 2010	June 30, 2009	Variance

Total	$529,900	$498,278	$31,622	6%

Our research and development costs related to both present and future products are expensed in the period incurred.  Current research and development costs are associated with the continued development of Telkonet Series 5 products and next generation TSE and NTSE products. The Company anticipates modest growth of research and development costs in 2010.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30, 2010	June 30, 2009	Variance

Total	$1,304,845	$1,821,186	$(516,341)	-28%

	Six Months Ended
	June 30, 2010	June 30, 2009	Variance

Total	$2,995,584	$3,534,788	$(539,204)	-15%

During the three and six months ended June 30, 2010, selling, general and administrative expenses decreased over the comparable prior year periods by approximately 28% and 15%, respectively.  This decrease when compared to the prior year three month and six month ended is primarily the result of the efficiencies in the organization resulting in reduced salary and related costs by approximately $116,000 and $310,000, respectively, as well as other significant reduction in administrative costs approximately $482,000 and $316,000, respectively, stock expenses approximately $42,000 and $79,000, travel costs approximately $6,000 and $66,000, offset by increase in legal fees approximately $367,000 and $415,000, respectively.  We do not expect to significantly increase in legal fees and our selling, general and administrative expenses in the remaining of 2010, except as necessary to meet future growth opportunities.

Discontinued Operations

We had net income from discontinued operations of $6,296,851, or $0.07 per share, for the six months ended June 30, 2009.  Net income from discontinued operations for the six months ended June 30, 2009 includes the gain on deconsolidation of $6,932,586, offset by MSTI's net loss of $635,735 for the six months ended June 30, 2009.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital decreased by $2,368,541 during the six months ended June 30, 2010 from a working capital deficit (current liabilities in excess of current assets) of $3,785,491 at December 31, 2009 to a working capital deficit of $6,154,032 at June 30, 2010, excluding working capital attributed to discontinued operations. The working capital deficit includes convertible debentures of $1,606,023, excluding $296,110 in debt discounts, due to YA Global in May 2011 and non-cash derivative liability of $812,442. The decrease in working capital for the six months ended June 30, 2010 is due to a combination of reasons, of which the significant factors include:

•	Cash had a net decrease from working capital by $401,433 for the six months ended June 30, 2010. The most significant uses and proceeds of cash were:

o	Approximately $113,016 of cash consumed in continuing operating activities;

o	A repayment of $288,417 on our line of credit to fund inventory pruchases

Of the total current assets of $2,139,212 as of June 30, 2010, cash represented $102,437.  Of the total current assets of $1,909,073 as of December 31, 2009, cash represented $503,870.

Business Loan

On September 11, 2009, we entered into a Loan Agreement to borrow an aggregate principal amount of $300,000 from the Wisconsin Department of Commerce, or the Department.  The outstanding principal balance on the loan bears interest at the annual rate of two percent (2.0%).  Payment of interest and principal is to be made in the following manner:  (a) payment of any and all interest that accrues from the date of disbursement commences on January 1, 2010 and continues on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, we are obligated to pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which will include all remaining principal, accrued interest and other amounts owed by us to the Department under the Loan Agreement.  We may prepay amounts outstanding under the loan in whole or in part at any time without penalty.  The loan is secured by our assets and the proceeds from this loan will be used for our working capital requirements.  The current and long-term outstanding borrowing under the agreement at June 30, 2010 was $23,649 and $276,351, respectively.

Line of Credit

In September 2008, the Company entered into a two-year line of credit facility with a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by the Company’s inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine (9%) percent per annum, adjusted on the date of any change in such prime or base rate, or (ii) sixteen percent (16%).  Interest, computed on a 365/360 simple interest basis, and fees on the credit facility are payable monthly in arrears on the last day of each month and continuing on the last day of each month until the maturity date.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.   The outstanding borrowing under the agreement at June 30, 2010 was $98,583.  The Company has incurred interest expense of $18,481 and $41,898 related to the line of credit for the three and six months ended June 30, 2010, respectively. The Prime Rate was 3.25% at June 30, 2010. The Company is currently making weekly installments of approximately $9,000 to the principal balance of the line of credit to effectuate a zero balance in September 2011. No renewal of the agreement is anticipated upon expiration.

On August 13, 2010, the Company received a notice of waiver of the “minimum cash flow to debt service ratio” and the “tangible net worth” requirements under the line of credit facility, as such terms are defined in items D(10)a and D(10)b, respectively, of the line of credit agreement.  The waiver is in effect as of June 30, 2010 and continues for the 90 day period thereafter. The outstanding principal balance is subject to additional interest of three (3%) percent per annum until such debt covenant requirements are met.

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

Proceeds from the issuance of common stock

During the six months ended June 30, 2010, the Company did not receive any proceeds from the issuance of its common stock.

Cashflow analysis

Cash used in continuing operations was $113,016 and $176,127 during the period ending June 30, 2010 and 2009, respectively. During the period ended June 30, 2010, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund inventory purchases, and reducing our trade payables.

We utilized cash for investing activities from continuing operations of $0 and $281,064 during the periods ended June 30, 2010, and 2009, respectively.  In 2009, these activities involved intercompany loans to MSTI of approximately $305,539, which was partially offset by the sale of our remaining investment in Multiband for proceeds of $33,129.

Cash used in financing activities was $288,417 during the period ending June 30, 2010, compared to cash provided from financing activities from continuing operations $114,896 during the period ending June 30, 2009. The company made repayments on our working capital line of credit used for inventory purchases of $288,417 in 2010.

We have reduced cash required for operations by reducing operating costs and reducing staff levels.  In addition, we are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Our registered independent certified public accountants have stated in their report dated March 31, 2010 that we have incurred operating losses in the past years, and that we are dependent upon management’s ability to develop profitable operations and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible.  These factors, among others, may raise substantial doubt about our ability to continue as a going concern. This may also affect our ability to obtain financing in the future.

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

Acquisition or Disposition of Property and Equipment

During the six months ended June 30, 2010, there were no expenditures on fixed assets and costs of equipment under operating leases.  The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

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

Number of Employees

As of August 16, 2010, the Company had 88 full time employees.

Disclosure of Contractual Obligations

We currently have outstanding purchase orders with the contract manufacturer for our Smart Energy products totaling approximately $696,000, of which approximately $260,000 represents amounts owed for future shipments of Smart Energy products which we will need to fulfill existing purchase orders with our customers.  We are currently negotiating with the manufacturer and our lenders to ensure the timely payment of these purchases to prevent any delays in the delivery of these products to our customers which could negatively impact our results of operations and financial condition.

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

Investments in Privately Held Companies

We have invested in a privately held company, which is in the startup or development stage.  This investment is inherently risky because the market for the products of this company is developing and may never materialize.  As a result, we could lose our entire initial investment in this company. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of this company and none is expected to develop.  This investment is carried at cost, which as of August 16, 2010 was $8,000 and recorded in other assets in the Consolidated Balance Sheet.

Item 4.  Controls and Procedures.

As of June 30, 2010, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls of acquired businesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.  During the six months ended June 30, 2010, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Ronald Pickett v. Telkonet, Inc.

As of June 30, 2010, we were a defendant in the matter captioned Ronald Pickett v. Telkonet, Inc., in the Circuit Court for Montgomery County, Maryland.  The Plaintiff alleged that the Company failed to pay severance compensation in the amount of $238,000 as well as certain benefits and claimed an additional amount of $63,000 in unpaid business and travel expenses.  The plaintiff sought an award of treble damages on the severance claim alleging that the claimed benefits constitute “wages” under the Maryland Wage Payment and Collection Act; though as an alternative to the breach of contract claim the plaintiff plead the equitable claim of promissory estoppel/detrimental reliance.  The court granted our motion for summary judgment on the breach of contract and treble damages claim.  The Company conceded the expenses issue and the only issue left before the court was the promissory estoppel/detrimental reliance claim.  On July 14, 2010, the court, after hearing testimony on the matter, issued a verdict in favor of the plaintiff in the amount of $259,456 (including prejudgment interest and gave the Company forty five (45) days from the entry of the judgment to satisfy the judgment after which the plaintiff may commence enforcement proceedings.  The Company has thirty (30) days following the entry of judgment within which to take an appeal.  The Company is currently considering its options and has accrued the amount of the judgment as of June 30, 2010.

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

Since inception through June 30, 2010, the Company has incurred cumulative losses of $(113,929,782) and has never generated enough funds through operations to support its business. Additional capital may be required in order to provide working capital requirements for the next twelve months.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $11.7 million at June 30, 2010 resulting from recent and past acquisitions. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jeffery Sobieski
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Jeffery Sobieski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: August 16, 2010	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer