Form 10-Q
period 2010-09-30
TELKONET INC
filed 2010-11-10
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 100,211,399 shares of Common Stock ($.001 par value) as of November 10, 2010.

TELKONET, INC.
FORM 10-Q for the Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30,	December 31,
ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$288,985	$503,870
Accounts receivable, net	1,218,660	251,684
Inventories	502,121	906,583
Other current assets	387,331	246,936
Total current assets	2,397,097	1,909,073

Property and equipment, net	123,018	254,499

Other assets:
Deferred financing costs, net	95,282	227,767
Goodwill and other intangible assets, net	13,714,532	13,895,792
Other assets	8,000	8,000
Total other assets	13,817,814	14,131,559

Total Assets	$16,337,929	$16,295,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,529,211	$2,866,120
Accrued liabilities and expenses	1,343,218	2,271,838
Line of credit	-	387,000
Note payable – current	35,563	-
Note payable – related party	50,000
Convertible debentures, net of debt discounts of $215,370	1,390,653	-
Derivative liability - current	698,310	-
Other current liabilities	103,440	169,606
Total current liabilities	6,150,395	5,694,564

Long-term liabilities:
Convertible debentures, net of debt discounts of $457,560	-	1,148,463
Derivative liability – long term	2,487,894	1,881,299
Note payable – long term	264,437	300,000
Other long term liabilities	42,561	50,791
Total long-term liabilities	2,794,892	3,380,553

Commitments and contingencies

Redeemable preferred stock, Series A; par value $.001 per share; 215 shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009, net	850,889	732,843
Redeemable preferred stock, Series B; par value $.001 per share; 267 shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009, net	586,999	-

Stockholders’ Equity
Preferred stock, undesignated, par value $.001 per share; 14,999,518 shares authorized; none issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Common stock, par value $.001 per share; 155,000,000 shares authorized; 100,211,399 and 96,563,771 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	100,211	96,564
Additional paid-in-capital	121,966,681	120,132,088
Accumulated deficit	(116,112,138)	(113,741,481)
Total stockholders’ equity	5,954,754	6,487,171

Total Liabilities and Stockholders’ Equity	$16,337,929	$16,295,131

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine months Ended September 30,
	2010	2009	2010	2009
Revenues, net:
Product	$1,817,391	$1,445,888	$5,354,128	$5,462,955
Recurring	1,287,275	991,130	3,517,979	2,982,384
Total Revenue	3,104,666	2,437,018	8,872,107	8,445,339

Cost of Sales:
Product	1,195,448	833,926	3,107,355	2,942,748
Recurring	349,203	348,321	981,110	957,668
Total Cost of Sales	1,544,651	1,182,247	4,088,465	3,900,416

Gross Profit	1,560,015	1,254,771	4,783,642	4,544,923

Operating Expenses:
Research and Development	251,259	263,672	781,159	761,950
Selling, General and Administrative	1,283,657	1,797,799	4,279,241	5,332,587
Depreciation and Amortization	55,074	86,223	213,274	266,740
Total Operating Expense	1,589,990	2,147,694	5,273,674	6,361,277

Income (Loss) from Operations	(29,975)	(892,923)	(490,032)	(1,816,354)

Other Income (Expenses):
Financing Expense, net	(147,159)	(228,730)	(471,452)	(710,266)
(Loss) Gain on Derivative Liability	(2,001,698)	(650,338)	(1,304,905)	788,936
Impairment of Investment in Marketable Securities		(367,653)		(367,653)
(Loss) on Sale of Investment	-	-	-	(29,371)
(Loss) on Disposal of Fixed Asset	(3,524)	-	(104,268)	-
Total Other Income (Expense)	(2,152,381)	(1,246,721)	(1,880,625)	(318,354)

Loss Before Provision for Income Taxes	(2,182,356)	(2,139,644)	(2,370,657)	(2,134,708)

Provision for Income Taxes	-	-	-	-

Income (Loss) from Continuing Operations	$(2,182,356)	$(2,139,644)	$(2,370,657)	$(2,134,708)
Discontinued Operations
(Loss) from Discontinued Operations	-	-	-	(635,735)
Gain on Deconsolidation	-	-	-	6,932,586
Net income (loss) attributable to common shareholders before accretion of preferred dividends and discount	$(2,182,356)	$(2,139,644)	$(2,370,657)	$4,162,143
Accretion of preferred dividends and discount	(80,285)	-	(158,745)	-
Net income (loss) attributable to common shareholders	$(2,262,641)	$(2,139,644)	$(2,529,402)	$4,162,143

Net income (loss) per share:
Loss per share from continuing operations – basic	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Loss per share from continuing operations – diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Income per share from discontinued operations – basic	$-	$-	$-	$0.07
Income per share from discontinued operations – diluted	$-	$-	$-	$0.07
Net income (loss) per share – basic	$(0.02)	$(0.02)	$(0.02)	$0.04
Net income (loss) per share – diluted	$(0.02)	$(0.02)	$(0.02)	$0.04

Weighted Average Common Shares Outstanding – basic	98,947,412	96,220,386	97,387,490	93,787,069
Weighted Average Common Shares Outstanding – diluted	98,947,412	96,220,386	97,387,490	93,814,759
Comprehensive Income (Loss):
Net Income (Loss)	$(2,182,356)	$(2,139,644)	$(2,370,657)	$4,162,143
Unrecognized Gain on Investment	-	-	-	32,750
Comprehensive Income (Loss)	$(2,182,356)	$(2,139,644)	$(2,370657)	$4,194,893

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2010 THROUGH SEPTEMBER 30, 2010

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2010			96,563,771	$96,564	$120,132,088	$(113,741,481)	$6,487,171

Shares issued to pay off accounts payable at approximately $0.19 per share	-	-	550,723	550	77,144	-	77,694

Shares issued to director and management at approximately $0.19 per share	-	-	3,096,905	3,097	1,016,236	-	1,019,333

Stock-based compensation expense related to employee stock options	-	-	-	-	111,258	-	111,258

Beneficial conversion feature of redeemable convertible preferred stock	-	-	-	-	394,350	-	394,350

Warrants issued with redeemable convertible preferred stock	-	-	-	-	394,350	-	394,350

Accretion of preferred stock discount	-	-	-	-	(78,299)	-	(78,299)

Accretion of preferred stock dividend					(80,446)		(80,446)

Net Loss	-	-	-	-	-	(2,370,657)	(2,370,657)

Balance at September 30, 2010	-	-	100,211,399	$100,211	$121,966,681	$(116,112,138)	$5,954,754

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine months Ended September 30,
	2010	2009
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net income (loss) attributable to common shareholders before accretion of preferred dividends and discounts	$(2,370,657)	$4,162,143
Net (income) from discontinued operations	-	(6,296,851)
Net income (loss) from continuing operations	(2,370,657)	(2,134,708)

Adjustments to reconcile net income (loss) from operations to cash (used in) operating activities:
Amortization of debt discounts and financing costs	374,675	543,161
Loss on sale of investment	-	29,371
Impairment of investment in marketable securities	-	367,653
Loss (Gain) on derivative liability	1,304,905	(788,936)
Loss on disposal of fixed assets	104,268	-
Stock based compensation	154,591	243,366
Fair value of issuance of warrants and re-pricing	-	70,486
Depreciation and amortization	213,274	266,740

Increase / decrease in:
Accounts receivable, trade and other	(1,056,243)	766,598
Inventories	404,462	447,644
Other current assets	(141,294)	117,019
Deferred revenue	-	(20,536)
Other Assets	(140,232)	(62,595)
Accounts payable, accrued expenses, net	(5,834)	82,231
Cash used in continuing operations	(1,158,085)	(72,506)
Cash used in discontinued operations	-	(287,997)
Net Cash Used In Operating Activities	(1,158,085)	(360,503)

Cash Flows From Investing Activities:
Advances to unconsolidated subsidiary	-	(305,539)
Purchase of property and equipment	(4,800)	(2,675)
Proceeds from sale of investment	-	33,129
Cash used in continuing operations	(4,800)	(275,085)
Cash used in discontinued operations	-	(5,979)
Net Cash Used In Investing Activities	(4,800)	(281,064)

Cash Flows From Financing Activities:
Proceeds from issuance of preferred stock	1,335,000	-
Proceeds from issuance of notes payable	-	300,000
Repayment on line of credit	(387,000)	(124,264)
Financing fees	-	(25,000)
Proceeds from the exercise of warrants	-	71,526
Repayment of capital lease and other	-	(4,714)
Cash provided by continuing operations	948,000	217,548
Cash provided by discontinued operations	-	293,976
Net Cash Provided By Financing Activities	948,000	511,524

Net (Decrease) In Cash and cash equivalents	(214,885)	(130,043)
Cash and cash equivalents at the beginning of the period	503,870	168,492
Cash and cash equivalents at the end of the period	$288,985	$38,449

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	For the Nine months Ended September 30,
	2010	2009
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interests	$403,531	$355,340
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Beneficial conversion feature of redeemable convertible preferred stock	$394,350	$-
Value of warrants issued with redeemable convertible preferred stock	$394,350	$-
Accretion of discount on redeemable preferred stock	$78,299	$-
Accretion of dividend on redeemable preferred stock	$80,446	$-

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

General

The accompanying unaudited condensed consolidated financial statements of Telkonet, Inc. (the “Company”) have been prepared in accordance with Rule S-X of the “SEC” and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

In January 2006, following the acquisition of Microwave Satellite Technologies, Inc. (MST), the Company began offering complete sales, installation, and service of VSAT and business television networks, and became a full-service national Internet Service Provider (ISP). In 2009, the Company completed the deconsolidation of MST by reducing its ownership percentage and board membership in MST’s parent company, MSTI Holdings, Inc.  Financial statements and accompanying notes included in this report include disclosure of the results of operations for MST, for all periods presented, as discontinued operations.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from continuing operations of $(2,370,657) for the nine months period ended September 30, 2010, accumulated deficit of $(116,112,138) and total current liabilities in excess of current assets of $(3,753,298) as of September 30, 2010.

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

Management intends to review the options for raising capital including, but not limited to, through asset-based financing, private placements, and/or disposition.  Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. There can be no assurance that the Company will be successful in obtaining additional funding.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The allowance for doubtful accounts was $175,000 and $175,000 at September 30, 2010 and December 31, 2009, respectively. Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past the due date.  The delinquent account designation does not trigger an accounting transaction until such time as the account is deemed uncollectible. The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period.  Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history.  Typically, accounts are only escalated to “uncollectible” status after multiple attempts have been made to communicate with the customer.

Fair Value of Financial Instruments

In January 2008, we adopted the provisions under FASB for Fair Value Measurements, which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.  Our adoption of these provisions did not have a material impact on our consolidated financial statements.  Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  We have categorized our financial assets and liabilities that are recurring, at fair value into a three-level hierarchy in accordance with these provisions.

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

Investments

Telkonet maintained investments in two publicly-traded companies during the nine months ended September 30, 2009.  The Company classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  Sale of one investment resulted in a gain of $32,750 recorded for the period ended September 30, 2009.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.   Realized losses of $397,024 were recognized for the nine months ended September 30, 2009, of which, a $29,371 loss was recorded in February 2009 for the sale of the Company’s investment in Multiband, and a $367,653 loss was recorded in September 2009 for the write-off of the Company’s remaining investment in Geeks on Call America, Inc.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Net Income (Loss) per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”).  Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's stock options and warrants.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

For revenue from product sales, we recognize revenue in accordance with FASB’s Accounting Standards Codification, or ASC, 605-10, and ASC Topic 13 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required.  The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

Stock-based compensation expense in connection with options granted to employees for the nine months ended September 30, 2010 and 2009 was $111,258 and $243,366, respectively.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at September 30, 2010 are:

	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists - EthoStream	$2,900,000	$(855,923)	$2,044,077	$-	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(855,923)	2,044,077	-	12.0
Goodwill - EthoStream	8,796,439	(3,000,000)	5,796,439	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$17,570,455	$(3,855,923)	$13,714,532	$-

Total identifiable intangible assets acquired and their carrying values at December 31, 2009 are:

	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Intangible Assets and Goodwill:
Amortized Identifiable Intangible Assets:
Subscriber lists - EthoStream	$2,900,000	$(674,663)	$2,225,337	$-	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(674,663)	2,225,337	-	12.0
Goodwill - EthoStream	8,796,439	(3,000,000)	5,796,439	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$17,570,455	$(3,674,663)	$13,895,792	$-

Total amortization expense charged to operations for the three and nine months ended September 30, 2010 and 2009 was $60,420 and $181,260, and $60,424 and $181,257, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Estimated amortization expense as of September 30, 2010 is as follows:

Remainder of 2010	$60,396
2011	241,667
2012	241,667
2013	241,667
2014 and after	1,258,680
Total	$2,044,077

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $14,670,455 as a result of the acquisitions of EthoStream and SSI during the year ended December 31, 2007. The Company evaluates goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. The Company generally determines the fair value of a reporting unit using a combination of the income approach, which is based on the present value of estimated future cash flows, and the market approach, which compares the business unit's multiples to its competitors. At December 31, 2009 and 2008, the Company had determined that a portion of the value of EthoStream’s goodwill has been impaired based upon management’s assessment of operating results and forecasted discounted cash flow and has written off a total of $3,000,000 of its value.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Accounts receivable (factored)	$314,905	$736,781
Advances from factor	(169,870)	(462,957)
Due from factor	145,035	273,824
Accounts receivable (non-factored)	1,248,625	152,860
Allowance for doubtful accounts	(175,000)	(175,000)
Total	$1,218,660	$251,684

In February 2008, the Company entered into a factoring agreement to sell, without recourse, certain receivables to an unrelated third party financial institution in an effort to accelerate cash flow.  Under the terms of the factoring agreement the maximum amount of outstanding receivables at any one time is $2.5 million.  Proceeds on the transfer reflect the face value of the account less a discount.  The discount is recorded as interest expense in the Consolidated Statement of Operations in the period of the sale.  Net funds received reduced accounts receivable outstanding while increasing cash.  Fees paid pursuant to this arrangement amounted to $146,356 and $156,582 for the period ended September 30, 2010 and 2009, respectively.  The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets. The Company did not renew the factoring agreement upon its expiration in September 2010.

NOTE E – MARKETABLE SECURITIES

Multiband Corporation

In connection with a payment of $75,000 of accounts receivable, the company received 30,000 shares of common stock of Multiband Corporation, a Minnesota-based communication services provider to multiple dwelling units.  The Company classifies this security as available for sale, and is carried at fair market value.  The Company sold its remaining investment in Multiband and recorded a loss of $29,371 during the nine months ended September 30, 2009.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE F – LINE OF CREDIT

In September 2008, the Company entered into a two-year line of credit facility with a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by the Company’s inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine (9%) percent per annum, adjusted on the date of any change in such prime or base rate, or (ii) Sixteen percent (16%).  Interest, computed on a 365/360 simple interest basis, and fees on the credit facility are payable monthly in arrears on the last day of each month and continuing on the last day of each month until the maturity date.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.  The outstanding borrowing under the agreement at September 30, 2010 and December 31, 2009 was $0 and $387,000, respectively.  The Company has incurred interest expense of $48,546 and $103,881 related to the line of credit for the nine months ended September 30, 2010 and 2009, respectively. The Prime Rate was 3.25% at September 30, 2010. The Company did not renew the line of credit upon its expiration on September 9, 2010.

NOTE G – LONG TERM DEBT

Senior Convertible Debenture

A summary of convertible debentures payable at September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
Senior Convertible Debentures, accrue interest at 13% per annum and mature on May 29, 2011	$1,606,023	$1,606,023
Debt Discount - beneficial conversion feature, net of accumulated amortization of $689,806 and $558,256 at September 30, 2010 and December 31, 2009, respectively.	(117,083)	(248,633)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $579,753 and $469,113 at September 30, 2010 and December 31, 2009, respectively.	(98,287)	(208,927)

Total	$1,390,653	$1,148,463
Less: current portion	1,390,653	-
	$-	$1,148,463

As of September 30, 2010 and December 31, 2009, the Company has $1,606,023 outstanding in convertible debentures. During the year ended December 31, 2009, $722,514 of convertible debentures was converted into 8,174,943 shares of common stock.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of two (2.00) percent. Payment of interest and principal is to be made in the following manner:   (a) payment of any and all interest that accrues from the date of disbursement commences on January 1, 2010 and continues on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty.  The credit facility is secured by the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company.  The outstanding borrowing under the agreement at September 30, 2010 and December 31, 2009 was $300,000.

Aggregate maturities of long-term debt as of September 30, 2010 are as follows:

For the twelve months ended June 30,	Amount
2010	$-
2011	1,653,529
2012	48,465
2013	49,443
2014 and thereafter	154,586
$1,906,023
Less: Current portion	(1,641,586)
Total Long term portion	$264,437

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE H – REDEEMABLE PREFERRED STOCK

Series A

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

On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share.  The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares.  Since the Series A shares may ultimately be redeemable at the option of the holder, the carrying value of the Series A shares, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at September 30, 2010 and December 31, 2009.

In accordance with ASC 470 Topic “Debt”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $287,106 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $70,922 to the Series A shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) estimated fair value of Telkonet common stock of $0.24 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $358,028, have been recorded as a discount and deducted from the face value of the Series A shares. Since the Series A is classified as temporary equity, the discount will be amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

The charge to additional paid in capital for amortization of Series A discount and costs for the period ended September 30, 2010 was $53,703.  There was no amortization of discounts for Series A shares for the period ended September 30, 2009.

For the three months ended September 30, 2010 we have accrued dividends for Series A shares in the amount of $21,685 and cumulative accrued dividends of $74,247. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the Series A shares. There were no accrued dividends for Series A shares for the period ended September 30, 2009.

Series B

The Company has designated 267 shares of preferred stock as Series B Preferred Stock (“Series B”). Each share of Series B shall be convertible, at the option of the holder thereof, at any time, into shares of our Common Stock at an initial conversion price of $0.13 per share, subject to adjustments for anti-dilution provisions.  In the event of a change of control (as defined in the purchase agreement with respect to the Series B), or at the holder’s option, on August 4, 2015 and for a period of 180 days thereafter, provided that at least fifty percent (50%) of the shares of Series B issued on the Series B Original Issue Date remain outstanding as of August 4, 2015, and the holders of at least a majority of the then outstanding shares of Series B provide written notice requesting redemption of all shares of Series B, we are required to redeem the Series B for the purchase price plus any accrued but unpaid dividends. The Series B accrues dividends at an annual rate of 8% of the original purchase price, and shall be payable only when, as, and if declared by our Board of Directors.

On August 4, 2010, the Company sold 267 shares of Series B with attached warrants to purchase an aggregate of 10,269,219 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,335,000 from the sale of the Series B shares.  Since the Series B shares may ultimately be redeemable at the option of the holder, the carrying value of the Series B shares, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at September 30, 2010 and December 31, 2009.

In accordance with ASC 470 Topic “Debt”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $394,350 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $394,350 to the Series B shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 1.76%, (4) expected life of 5 years, and (5) estimated fair value of Telkonet common stock of $0.109 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $788,700, have been recorded as a discount and deducted from the face value of the Series B shares. Since the Series B is classified as temporary equity, the discount will be amortized over the period from issuance to August 4, 2015 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)
The charge to additional paid in capital for amortization of Series B discount and costs for the period ended September 30, 2010 was $24,596.  There was no amortization of discounts for Series B shares for the period ended September 30, 2009.

For the three months ended September 30, 2010 we have accrued dividends for Series B in the amount of $16,103 and cumulative accrued dividends of $16,103. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. There were no accrued dividends for Series B preferred stock for the period ended September 30, 2009.

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of September 30, 2010, the Company has 215 shares of Series A preferred stock and 267 shares of Series B preferred stock issued and outstanding. As of December 31, 2009, the Company has 215 shares of Series A preferred stock issued and outstanding. The Company has authorized 155,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2010 and December 31, 2009, the Company has 100,211,399 and 96,563,771, respectively, shares of common stock issued and outstanding.

During the nine months ended September 30, 2010, the Company issued 550,723 shares of common stock to consultants for services performed and services accrued in fiscal 2009.  These shares were valued at $77,694, which approximated the fair value of the shares when they were issued. The Company issued 3,096,905 shares of common stock to directors and management for services performed through September 2010.  These shares were valued at $1,019,333, which approximated the fair value of the shares when they were issued.

NOTE J – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	4,348,800	2.87	$1.02	4,275,772	$1.01
$2.00 - $2.99	672,500	4.59	$2.54	667,500	$2.54
$3.00 - $3.99	505,000	5.04	$3.23	468,122	$3.25
$4.00 - $4.99	35,000	4.99	$4.27	35,000	$4.27
$5.00 - $5.99	100,000	4.57	$5.17	98,980	$5.17
	5,661,300	3.31	$1.49	5,545,374	$1.48

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2009	6,993,929	$1.82
Granted	320,000	1.00
Exercised	-	-
Cancelled or expired	(1,193,046)	2.91
Outstanding at December 31, 2009	6,120,883	$1.56
Granted	-	-
Exercised	-	-
Cancelled or expired	(459,583)	2.56
Outstanding at September 30, 2010	5,661,300	$1.49

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

There were no options exercised during the period ended September 30, 2010 or 2009.

Total stock-based compensation expense in connection with options granted to employees recognized in the unaudited condensed consolidated statement of earnings for the three and nine months ended September 30, 2010 and 2009 was $23,077 and $111,258, and $65,746 and $243,366, respectively. Additionally, the aggregate intrinsic value of options outstanding and unvested as of September 30, 2010 is $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants.  These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	675,000	1.07	$1.00	675,000	$1.00

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2009	1,815,937	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	(1,075,937)	1.00
Outstanding at December 31, 2009	740,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	(65,000)	1.00
Outstanding at September 30, 2010	675,000	$1.00

There were no non-employee stock options vested during the periods ended September 30, 2010 and 2009.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	16,865,395	3.82	$0.13	16,865,395	$0.13
$0.33	1,705,539	4.01	$0.33	1,705,539	$0.33
$0.60	800,000	2.60	$0.60	800,000	$0.60
$1.00	500,000	1.66	$1.00	500,000	$1.00
$2.59	862,452	0.87	$2.59	862,452	$2.59
$3.82	3,885,740	1.76	$3.41	3,885,740	$3.41
$4.17	359,712	1.81	$4.17	359,712	$4.17
	24,978,838	3.30	$0.83	24,978,838	$0.83

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2009	8,457,767	$2.19
Issued	4,481,174	0.58
Exercised	(780,000)	0.58
Canceled or expired	-	-
Outstanding at December 31, 2009	12,158,941	$1.60
Issued	12,819,897	0.28
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2010	24,978,838	$0.83

In August 2010, the Company issued warrants to YA Global Investments LP pursuant to anti-dilution provisions in its existing warrant agreements that were triggered by the completion of the Series B preferred stock private placement.  These warrants entitled the holders to purchase up to 7,109,557 shares of the Company’s common stock at a price per share of $0.13. In August 2010, the Company also issued warrants to Kings Road/Portside pursuant to anti-dilution provisions in its existing warrant agreements that were triggered by the completion of the Series B preferred stock private placement.  These warrants entitled the holders to purchase up to 515,774 shares of the Company’s common stock at a price per share of $3.41.

The Company did not issue any warrants during the period ended September 30, 2009.

NOTE K – RELATED PARTIES

In connection with the Series A Preferred Stock private placement transaction, on November 16, 2009, the Company entered into an Executive Officer Reimbursement Agreement with each of (i) Jason L. Tienor, the Company’s President and Chief Executive Officer, (ii) Richard J. Leimbach, the Company’s former Chief Financial Officer, and (iii) Jeffrey J. Sobieski, the Company’s Chief Operating Officer (collectively, the “Executive Officers”), pursuant to which the Executive Officers agreed to convert a portion of outstanding indebtedness of the Company owed to such Executive Officers into Series A shares and Warrants pursuant to the Securities Purchase Agreement.  Mr. Tienor converted $20,000 of outstanding indebtedness into 4 Series A shares and Warrants to purchase 30,304 shares of Common Stock. Mr. Leimbach converted $10,000 of outstanding indebtedness into 2 Series A shares and Warrants to purchase 15,152 shares of Common Stock. Mr. Sobieski converted $20,000 of outstanding indebtedness into 4 Series A shares and Warrants to purchase 30,304 shares of Common Stock.

Anthony Paoni, Chairman of the Company’s Board of Directors, participated in the private placement of Series A Preferred Stock, purchasing five shares of Series A convertible redeemable preferred stock (convertible into 68,870 shares of common stock) and warrants to purchase 37,880 shares of common stock, for an aggregate purchase price of $25,000.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

From time to time the Company may receive advances from certain of its officers to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  As of September 30, 2010, the Company owed deferred salary payments to certain executive officers in the amount of $32,722 to Jason L. Tienor, President and Chief Executive Officer, $42,807 to Richard J. Leimbach, former Chief Financial Officer, and $36,089 to Jeffrey J. Sobieski, Chief Operating Officer.

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

NOTE L – COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company presently leases approximately 12,000 square feet of office space in Milwaukee, WI for its corporate headquarters.  The Milwaukee lease expires March 31, 2020.

The Company presently leases 16,416 square feet of commercial office space in Germantown, Maryland.  The lease commitments expire in December 2015.

Commitments for minimum rentals under non cancelable leases at September 30, 2010 are as follows:

2010	$117,879
2011	476,748
2012	496,995
2013	509,907
2014 and thereafter	2,279,616
Total	$3,881,145

Rental expenses charged to operations for the three and nine months ended September 30, 2010 and 2009 are $484,241 and $329,083, respectively.

On May 3, 2010, the Company vacated the 11,626 square feet of space under sublease from Tellabs Operations, Inc. that formerly housed our corporate offices. The sublease is due to expire on November 29, 2010. Our landlord has filed a claim for unpaid rent and was granted a judgment in March 2010. Pursuant to that judgment, we received a notice of eviction from our landlord for the unpaid rent. We sought to extend the date for eviction but were unable to negotiate a payment plan acceptable to the landlord and voluntarily vacated the space.  The Company has accrued lease costs of $37,976 at September 30, 2010 and the remaining rent due on the lease amounts to $95,408. This same 11,626 square foot space is under lease to us pursuant to a lease agreement with Seneca Meadows Corporate Center III Limited Partnership (“Seneca”) for the period November 30, 2010 through December 15, 2015 to run concurrently with a lease with Seneca for a separate but adjacent 4,790 square foot facility expiring on December 31, 2015. We are currently actively pursuing an acceptable financial settlement and/or a sublease for all or a portion of this office space.

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

The Company entered into an exclusive financial advisor and consulting agreement in January 2007. The agreement provides a minimum consideration fee, not less than $250,000, in the event of an equity or financing transaction where the advisor is engaged. The agreement may be terminated by either party beginning with the sixty first day after the effective date. The Company provided a notice of termination on October 28, 2010.

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
SEPTEMBER 30, 2010
(UNAUDITED)

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Ronald Pickett v. Telkonet, Inc.

As of July 14, 2010, we were a defendant in the matter captioned Ronald Pickett v. Telkonet, Inc., in the Circuit Court for Montgomery County, Maryland.  The Plaintiff alleged that the Company failed to pay severance compensation in the amount of $238,000 as well as certain benefits and claimed an additional amount of $63,000 in unpaid business and travel expenses.  The plaintiff sought an award of treble damages on the severance claim alleging that the claimed benefits constitute “wages” under the Maryland Wage Payment and Collection Act; though as an alternative to the breach of contract claim the plaintiff plead the equitable claim of promissory estoppel/detrimental reliance.  The court granted our motion for summary judgment on the breach of contract and treble damages claim.  The Company conceded the expenses issue and a judgment was issued in Mr. Pickett’s favor on this claim. As a result, the only issue before the court at trial was the promissory estoppel/detrimental reliance claim.  On July 14, 2010, the court, after hearing testimony on the matter, issued a verdict in favor of the plaintiff in the amount of $259,456 (including prejudgment interest and gave the Company forty five (45) days from the entry of the judgment to satisfy the judgment after which the plaintiff may commence enforcement proceedings.  As of August 25, 2010 the Company satisfied both judgments against it in this matter by making full payments.

Tellabs, Inc. v. Telkonet, Inc.

Our landlord has filed a claim for unpaid rent in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland and was granted a judgment in March 2010 in the amount of $64,966. Pursuant to that judgment, we received a notice of eviction from our landlord for the unpaid rent. We sought to extend the date for eviction but were unable to negotiate a payment plan acceptable to the landlord and voluntarily vacated the space on May 3, 2010.  Our landlord has filed an additional claim for unpaid rent and other expenses alleged to be due in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland.  That matter is currently pending.

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

On August 1, 2008, we timely filed an answer to the complaint denying the allegations. On February 27, 2009, the United States Patent Office ("USPTO") granted a reexamination request with respect to the patent in issue in this lawsuit.  Based upon four highly relevant and material prior art references that had not been considered by the USPTO in its initial examination, it found a “substantial new question of patentability” affecting all claims of the patent in suit.  On August 2, 2010 the USPTO issued a Final Office Action rejecting every claim of the patent in suit.  If this action is upheld on appeal it will result in the elimination of all of the issues in the pending litigation. There is a possibility that the claims of the patent will be reinstated on appeal either in their original form or as amended.

Defendant Ramada Worldwide, Inc. provided us with notice of the suit and demanded that we defend and indemnify it pursuant to a vendor direct supplier agreement between EthoStream and WWC Supplier Services, Inc., a Ramada affiliate (wherein we agreed to indemnify, defend and hold Ramada harmless from and against claims of infringement).  After a review of that agreement, it was determined that EthoStream owes the duty to defend and indemnify with respect to services provided by Telkonet to Ramada and it has assumed Ramada’s defense.  An answer on Ramada’s behalf was filed in U.S. District Court, for the Eastern District of Texas, Marshall Division on September 19, 2008.

On September 1, 2010, the court entered a 60 day stay at the plaintiff’s request. On September 15, 2010 we, along with other defendants, filed a motion seeking a stay of the litigation pending the conclusion of the reexamination proceeding. Subject to certain conditions, Linksmart agreed to entry of a stay. The court granted the defendants’ motion on October 26, 2010 and, subject to the agreed upon conditions, the matter is now stayed pending conclusion of the reexamination, including all appeals . A mandatory mediation was held in October, 2010 which did not achieve any results.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Irrevocable Letter of Credit

In connection with certain work contracted to us, in April 2010 we entered into a letter agreement with an unrelated third party pursuant to which, in consideration of our agreement to pay such party the sum of $15,000, such party agreed to furnish to us an irrevocable letter of credit in an amount equal to $150,000, showing the contracting party as the beneficiary thereof.

In addition, we entered into a separate Subcontractor Agreement pursuant to which we subcontracted the installation portion of same work to an unrelated third party.  In consideration of our agreement, our subcontractor agreed to furnish to us an irrevocable letter of credit in an amount equal to $150,000, showing the contracting party as the beneficiary thereof.

NOTE M – BUSINESS CONCENTRATION

Revenue from two (2) major customers approximated $915,190 and $885,101 or 10% and 10% of total revenues for the period ended September 30, 2010. Revenue from one (1) major customer approximated $839,000 or 10% of total revenues for the period ended September 30, 2009.  Total accounts receivable of $28,779 and $381,384, or 2% and 31%of total accounts receivable, were due from these customers as of September 30, 2010. Total accounts receivable of $118,407 or 9% of total accounts receivable, was due from this customer as of September 30, 2009.

Purchases from one (1) major supplier approximated $1,007,139, or 11% of purchases, and one (1) major supplier approximated $856,000, or 61% of purchases, for the nine months ended September 30, 2010 and 2009, respectively. Total accounts payable of approximately $30,684, or 1% of total accounts payable, was due to this supplier as of September 30, 2010, and $76,740, or 2% of total accounts payable, was due to this supplier as of September 30, 2009.

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

The following table sets forth the Company’s short- and long-term investments as of September 30, 2010 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

(in thousands)	Level 1	Level 2	Level 3	Total
Long-term investments	8	-	-	8
Total	$8	$-	$-	$8

Derivative liabilities	-	-	3,186	3,186
Total	$-	$-	$3,186	$3,186

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the nine months ended September 30, 2010.

2010
Balance at beginning of year	$1,881,299
Change in fair value of derivative liability	1,304,905

Balance at end of period	$3,186,204

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE O – DISCONTINUED OPERATIONS

On April 22, 2009, the Company completed the deconsolidation of our subsidiary MSTI Holdings, Inc. (MSTI) by reducing its ownership percentage and board membership.  The deconsolidation of MSTI has been accounted for as discontinued operations and accordingly, the assets and liabilities have been segregated in the accompanying consolidated balance sheet and reclassified as discontinued operations. The operating results relating to MSTI have been reclassified from continuing operations and reported as discontinued operations in the accompanying consolidated statements of operations.

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

The following table summarizes net income from discontinued operations for the period ended September 30, 2009.

	For The Three Months Ended September 30,	For The Nine months Ended September 30,
	2009	2009

Loss from operations	$-	$(635,735)
Elimination of liabilities, net of assets	-	7,635,920
Other expenses	-	(67,329)
Income from discontinued operations	-	6,932,856

NOTE P – SUBSEQUENT EVENTS

On October 28, 2010 we provided a notice of termination of the exclusive financial advisor and consulting agreement entered into in January 2007. (See Note L)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended September 30, 2010 and 2009, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2009 filed on March 31, 2010.

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

In March 2007, we completed two strategic acquisitions.  On March 15, 2007, we completed the acquisition of EthoStream, LLC, or EthoStream, a leading high-speed wireless Internet access, or HSIA, solutions and technology provider targeting the hospitality industry with a customer base then consisting of approximately 1,800 hotel and timeshare properties representing in excess of 180,000 guest rooms.  We acquired 100% of the outstanding membership units of EthoStream for a purchase price of $11,756,097, which was comprised of $2.0 million in cash and 3,459,609 shares of our common stock.  The entire stock portion of the purchase price was deposited into escrow upon closing to satisfy certain potential indemnification obligations of the sellers under the purchase agreement.  The shares held in escrow are distributable over the three years following the closing. As of September 30, 2010, all shares are distributed to investors.

Our EthoStream Hospitality Network is now one of the largest hospitality HSIA service providers in the United States, with a customer base of approximately 2,300 properties representing over 205,000 hotel rooms.  This network has created a ready opportunity for us to market our energy efficiency solutions.  It also provides a marketing opportunity for our more traditional HSIA offerings, including the Telkonet iWire System.  The iWire System offers a fast and cost effective way to deliver commercial high-speed broadband access using a building’s existing electrical infrastructure to convert virtually every electrical outlet into a high-speed data port without the installation of additional wiring or major disruption of business activity.  The EthoStream Hospitality Network represents a significant portion of our hospitality growth and market share.  The EthoStream Hospitality Network is backed by a 24/7 U.S.-based in-house support center that uses integrated, web-based centralized management tools enabling proactive customer support.

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

The development of an industrial PLC product for use within the utility space has introduced a competitive alternative to traditional local area network, or LAN, solutions. By capitalizing on the shortcomings of previously available offerings, we have gained traction and opened a new market opportunity.  Our Series 5 SmartGrid networking technology provides a compelling solution for power substation automation, power generation, renewable facilities, manufacturing, and research environments by providing a rapidly-deployable, low cost alternative to structured cable, wireless and fiber.  Operating at 200 Mbps, our PLC platform offers a secure new competitive alternative in grid communications, enabling LAN infrastructure for power substation command and control, monitoring and grid management, transforming a traditional power management system into a “smart grid” that delivers electricity in a manner that can save energy, reduce cost and increase reliability.  By leveraging the existing electrical wiring within a facility to transport data, our PLC solutions enable facilities to deploy sensing and control systems to locations without the need for new network wiring, and without the security risks associated with wireless systems.

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

Discontinued Operations

On January 31, 2006, we acquired a 90% interest in Microwave Satellite Technologies, Inc. from Frank Matarazzo, its sole stockholder, in exchange for $1.8 million in cash and 1.6 million unregistered shares of our common stock, for an aggregate purchase price of $9,000,000.  The cash portion of the purchase price was paid in two installments, $900,000 at closing and $900,000 in February 2007.  The stock portion is payable from shares held in escrow, 400,000 shares of which were paid at closing and the remaining 1,200,000 reserve shares, which shall be issued based on the achievement of 3,300 video and data subscribers over a three year period from the closing (later extended to July 2009 pursuant to a May 2008 agreement between the parties).  The escrow agreement expired on July 31, 2009.  As of August 14, 2009, we had issued 800,000 of the reserve shares.

On April 22, 2009, we completed the deconsolidation of our subsidiary, MSTI Holdings, Inc., or MSTI.  To effect the deconsolidation of MSTI, we were required to reduce our ownership percentage and board membership in MSTI.  On February 26, 2009, we executed a Stock Purchase Agreement pursuant to which we sold 2.8 million shares of MSTI common stock and, as a result of this transaction, we reduced our beneficial ownership in MSTI from 58% to 49% of the issued and outstanding shares of MSTI common stock.  On April 22, 2009, Warren V. Musser and Thomas C. Lynch, members of our Board of Directors, submitted their resignations as directors of MSTI.  Because of these resignations we no longer control a majority of MSTI’s board of directors.  As a result of the deconsolidation, the financial statements and accompanying footnotes included in this prospectus include disclosures of the results of operations of MSTI, for all periods presented, as discontinued operations.

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

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	September 30, 2010		September 30, 2009		Variance

Product	$1,817,391	59%	$1,445,888	59%	$371,503	26%
Recurring	1,287,275	41%	991,130	41%	296,145	30%
Total	$3,104,666	100%	$2,437,018	100%	$667,648	27%

	Nine months Ended
	September 30, 2010		September 30, 2009		Variance

Product	$5,354,128	60%	$5,462,955	65%	$(108,827)	-2%
Recurring	3,517,979	40%	2,982,384	35%	535,595	18%
Total	$8,872,107	100%	$8,445,339	100%	$426,768	5%

Product revenue

Product revenue principally arises from the sale and installation of SmartEnergy, SmartGrid and High Speed Internet Access equipment.  These include TSE, Telkonet Series 5, Telkonet iWire, and wireless networking products.  We market and sell to the hospitality, education, healthcare and government/military markets.  The Telkonet Series 5 and the Telkonet iWire products consist of the Telkonet Gateways, Telkonet Extenders, the patented Telkonet Coupler, and Telkonet iBridges.  The SmartEnergy product suite consists of thermostats, sensors, controllers, wireless networking products and a control platform.  The HSIA product suite consists of gateway servers, switches and access points.

For the three and nine months ended September 30, 2010, product revenue increased by 26% and decreased by 2%, respectively, when compared to the prior year periods.  Product revenue in 2010 includes approximately $3.8 million attributed to the sale and installation of energy management products, and approximately $1.1 million for the sale and installation of HSIA products, and approximately $0.4 million attributable to the Telkonet Series 5 products.  The slight decrease in product sales compared to the prior year period is attributed to the economic downturn, however, the current quarter product revenue sales reflects positive anticipated trends in comparison to the second half of the prior year. We expect to see sales growth in 2010 from the addition and/or renewal of incentive based programs for energy efficiency, government stimulus funding through the American Reinvestment and Recovery Act of 2009, and energy savings initiatives in the commercial market.

Recurring Revenue

Recurring revenue includes approximately 2,350 hotels in our broadband network portfolio.  We currently support over 205,000 HSIA rooms, with over 3.0 million monthly users.  For the three and nine months ended September 30, 2010, recurring revenue increased by 30% and 18%, respectively, when compared to the prior year period.  The increase of recurring revenue was primarily attributed to new advertising revenue started in late second quarter of 2010.

Cost of Sales

	Three Months Ended
	September 30, 2010		September 30, 2009		Variance

Product	$1,195,448	66%	$833,926	58%	$361,522	43%
Recurring	349,203	27%	348,321	35%	882	0%
Total	$1,544,651	50%	$1,182,247	49%	$362,404	31%

	Nine months Ended
	September 30, 2010		September 30, 2009		Variance

Product	$3,107,355	58%	$2,942,748	54%	$164,607	6%
Recurring	981,110	28%	957,668	32%	23,442	2%
Total	$4,088,465	46%	$3,900,416	46%	$188,049	5%

Product Costs

Product costs include equipment and installation labor related to the sale of Telkonet SmartEnergy™ products, Telkonet Series 5™ products and the Telkonet iWire System™.  For the three and nine months ended September 30, 2010, product costs increased by 43% and 6% when compared to the prior year periods, primarily in connection with the increased sales in current year.  Besides, product costs for the three and nine months ended September 30, 2009 increased as a percentage of revenue from 58% to 66%, and 54% to 58%, when compared to the prior year periods, which is due to more utilization of subcontractors and increase in part purchases in relevant to increase in sales.

Recurring Costs

For the three and nine months ended September 30, 2010, recurring costs increased by 0% and 2% when compared to the prior year, primarily due to the increase in efficiency in providing support services to our EthoStream Hospitality Network customers.  As we continued to add new HSIA customers to our portfolio, we may need to hire additional support center staff which may affect our recurring product costs and margins.

Gross Profit

	Three Months Ended
	September 30, 2010		September 30, 2009		Variance

Product	$621,943	34%	$611,962	42%	$9,981	2%
Recurring	938,072	73%	642,809	65%	295,263	46%
Total	$1,560,015	50%	$1,254,771	51%	$305,244	24%

	Nine months Ended
	September 30, 2010		September 30, 2009		Variance

Product	$2,246,773	42%	$2,520,207	46%	$(273,434)	-11%
Recurring	2,536,869	72%	2,024,716	68%	512,153	25%
Total	$4,783,642	54%	$4,544,923	54%	$238,719	5%

Product Gross Profit

The gross profit on product revenue for the three and nine months ended September 30, 2010 increased by 2% and decreased by 11%, respectively, compared to the prior year period as a result of increased product costs and more utilization of subcontractors.

Recurring Gross Profit

Our gross profit associated with recurring revenue increased by 46% and 25% for the three and nine months ended September 30, 2010.  The increase was mainly due to new advertising revenue with significant high gross margin started in late second quarter of 2010.

Operating Expenses

	Three Months Ended
	September 30, 2010	September 30, 2009	Variance

Total	$1,589,990	$2,147,694	$(557,704)	-26%

	Nine months Ended
	September 30, 2010	September 30, 2009	Variance

Total	$5,273,674	$6,361,277	$(1,087,603)	-17%

During the three and nine months ended September 30, 2010, operating expenses decreased by 26% and 17%, respectively, when compared to the prior year periods.  This decrease is primarily related to the overall reduction in operating expenses started in 2008 and continuing through 2010 in connection with the corporate restructuring, and the reduction of research and development and overhead staffing at the corporate headquarters office.   We do not anticipate any significant changes to operating expenses for the remainder of 2010.

Research and Development

	Three Months Ended
	September 30, 2010	September 30, 2009	Variance

Total	$251,259	$263,672	$(12,413)	-5%

	Nine months Ended
	September 30, 2010	September 30, 2009	Variance

Total	$781,159	$761,950	$19,209	3%

Our research and development costs related to both present and future products are expensed in the period incurred.  Current research and development costs are associated with the continued development of Telkonet Series 5 products and next generation TSE and NTSE products. The Company anticipates modest growth of research and development costs in 2010.

Selling, General and Administrative Expenses

	Three Months Ended
	September 30, 2010	September 30, 2009	Variance

Total	$1,283,657	$1,797,799	$(514,142)	-29%

	Nine months Ended
	September 30, 2010	September 30, 2009	Variance

Total	$4,279,241	$5,332,587	$(1,053,346)	-20%

During the three and nine months ended September 30, 2010, selling, general and administrative expenses decreased over the comparable prior year periods by approximately 29% and 20%, respectively.  This decrease when compared to the prior year, three months and six months ended is primarily the result of the efficiencies in the organization resulting in reduced salary and related costs by approximately $318,000 and $629,000, respectively, as well as other significant reduction in administrative costs approximately $405,000 and $519,000, respectively, stock expenses approximately $0 and $79,000, travel costs approximately $29,000 and $94,000, offset by increase in legal fees approximately $360,000 and $614,000, respectively.  We do not expect to see a significant increase in legal fees and our selling, general and administrative expenses in the remainder of 2010, except as necessary to meet future growth opportunities.

Discontinued Operations

We had net income from discontinued operations of $6,296,851, or $0.07 per share, for the nine months ended September 30, 2009.  Net income from discontinued operations for the nine months ended September 30, 2009 includes the gain on deconsolidation of $6,932,586, offset by MSTI's net loss of $635,735 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital increased by $32,193 during the nine months ended September 30, 2010 from a working capital deficit (current liabilities in excess of current assets) of $3,785,491 at December 31, 2009 to a working capital deficit of $3,753,298 at September 30, 2010, excluding working capital attributed to discontinued operations. The working capital deficit includes convertible debentures of $1,606,023, excluding $215,370 in debt discounts, due to YA Global in May 2011 and non-cash derivative liability of $698,310. The decrease in working capital for the nine months ended September 30, 2010 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net decrease from working capital by $214,885 for the nine months ended September 30, 2010. The most significant uses and proceeds of cash were:

o	Approximately $1,158,085 of cash consumed in continuing operating activities;

o	A repayment of $387,000 on our line of credit to fund inventory purchases;

o	Proceeds of $1,335,000 from issuance of preferred stock

Of the total current assets of $2,397,097 as of September 30, 2010, cash represented $288,985.  Of the total current assets of $1,909,073 as of December 31, 2009, cash represented $503,870.

Business Loan

On September 11, 2009, we entered into a Loan Agreement to borrow an aggregate principal amount of $300,000 from the Wisconsin Department of Commerce, or the Department.  The outstanding principal balance on the loan bears interest at the annual rate of two percent (2.0%).  Payment of interest and principal is to be made in the following manner:  (a) payment of any and all interest that accrues from the date of disbursement commences on January 1, 2010 and continues on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, we are obligated to pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which will include all remaining principal, accrued interest and other amounts owed by us to the Department under the Loan Agreement.  We may prepay amounts outstanding under the loan in whole or in part at any time without penalty.  The loan is secured by our assets and the proceeds from this loan will be used for our working capital requirements.  The current and long-term outstanding borrowing under the agreement at September 30, 2010 was $35,563 and $264,437, respectively.

Line of Credit

In September 2008, the Company entered into a two-year line of credit facility with a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by the Company’s inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine (9%) percent per annum, adjusted on the date of any change in such prime or base rate, or (ii) sixteen percent (16%).  Interest, computed on a 365/360 simple interest basis, and fees on the credit facility are payable monthly in arrears on the last day of each month and continuing on the last day of each month until the maturity date.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.   The outstanding borrowing under the agreement at September 30, 2010 was $0.  The Company has incurred interest expense of $48,546 and $103,881 related to the line of credit for the three and nine months ended September 30, 2010, respectively. The Prime Rate was 3.25% at September 30, 2010. The Company did not renew line of credit upon its expiration on September 9, 2010.

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

In August 2010, the Company issued warrants to YA Global Investments LP pursuant to anti-dilution provisions in their existing warrant agreements that were triggered by the completion of the Series B preferred stock private placement.  These warrants entitled the holders to purchase up to 7,109,557 shares of our common stock at a price per share of $0.13.

Proceeds from the issuance of common stock

During the nine months ended September 30, 2010, the Company did not receive any proceeds from the issuance of its common stock.

Cashflow analysis

Cash used in continuing operations was $1,158,085 and $72,506 during the period ending September 30, 2010 and 2009, respectively. During the period ended September 30, 2010, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund inventory purchases, and reducing our trade payables.

We utilized cash for investing activities from continuing operations of $4,800 and $275,085 during the periods ended September 30, 2010, and 2009, respectively.  In 2009, these activities involved intercompany loans to MSTI of approximately $305,539, which was partially offset by the sale of our remaining investment in Multiband for proceeds of $33,129.

Cash provided from financing activities was $948,000 and $217,548 during the period ending September 30, 2010 and 2009, respectively. During the period ended September 30, 2010, we completed a private placement of series B preferred stock for proceeds for $1.3 million. The company made repayments on our working capital line of credit used for inventory purchases of $387,000 in 2010.

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

Acquisition or Disposition of Property and Equipment

During the nine months ended September 30, 2010, there were no expenditures on fixed assets and costs of equipment under operating leases.  The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

We presently lease two commercial office spaces in Germantown, Maryland totaling, in the aggregate, 16,400 square feet. One space consists of 11,626 square feet under sublease from Tellabs Operations, Inc. (“Tellabs”) expiring on November 29, 2010.  As described in the section “Legal Proceedings” in Part II, Item 1 hereof, Tellabs has filed a claim for unpaid rent in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland. Additionally, Tellabs was granted a judgment in March 2010 in the amount of $64,966. Pursuant to that judgment, we received a notice of eviction from our landlord for the unpaid rent. We sought to extend the date for eviction but were unable to negotiate a payment plan acceptable to the landlord and voluntarily vacated the space on May 3, 2010.

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

Number of Employees

As of November 10, 2010, the Company had 86 full time employees.

Disclosure of Contractual Obligations

We currently have outstanding purchase orders with the contract manufacturer for our Smart Energy products totaling approximately $604,000, of which approximately $603,000 represents amounts owed for future shipments of Smart Energy products which we will need to fulfill existing purchase orders with our customers.  We are currently negotiating with the manufacturer and our lenders to ensure the timely payment of these purchases to prevent any delays in the delivery of these products to our customers which could negatively impact our results of operations and financial condition.

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

Investments in Privately Held Companies

We have invested in a privately held company, which is in the startup or development stage.  This investment is inherently risky because the market for the products of this company is developing and may never materialize.  As a result, we could lose our entire initial investment in this company. In addition, we could also be required to hold our investment indefinitely, since there is presently no public market in the securities of this company and none is expected to develop.  This investment is carried at cost, which as of November 10, 2010 was $8,000 and recorded in other assets in the Consolidated Balance Sheet.

Item 4.  Controls and Procedures.

As of September 30, 2010, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.  During the nine months ended September 30, 2010, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.”

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

On August 1, 2008, we timely filed an answer to the complaint denying the allegations. On February 27, 2009, the United States Patent Office ("USPTO") granted a reexamination request with respect to the patent in issue in this lawsuit.  Based upon four highly relevant and material prior art references that had not been considered by the USPTO in its initial examination, it found a “substantial new question of patentability” affecting all claims of the patent in suit.  On August 2, 2010 the USPTO issued a Final Office Action rejecting every claim of the patent in suit.  If this action is upheld on appeal it will result in the elimination of all of the issues in the pending litigation. There is a possibility that the claims of the patent will be reinstated on appeal either in their original form or as amended.

Defendant Ramada Worldwide, Inc. provided us with notice of the suit and demanded that we defend and indemnify it pursuant to a vendor direct supplier agreement between EthoStream and WWC Supplier Services, Inc., a Ramada affiliate (wherein we agreed to indemnify, defend and hold Ramada harmless from and against claims of infringement).  After a review of that agreement, it was determined that EthoStream owes the duty to defend and indemnify with respect to services provided by Telkonet to Ramada and it has assumed Ramada’s defense.  An answer on Ramada’s behalf was filed in U.S. District Court, for the Eastern District of Texas, Marshall Division on September 19, 2008.

On September 1, 2010, the court entered a 60 day stay at the plaintiff’s request. On September 15, 2010 we, along with other defendants, filed a motion seeking a stay of the litigation pending the conclusion of the reexamination proceeding. Subject to certain conditions, Linksmart agreed to entry of a stay. The court granted the defendants’ motion on October 26, 2010 and, subject to the agreed upon conditions, the matter is now stayed pending conclusion of the reexamination, including all appeals . A mandatory mediation was held in October, 2010 which did not achieve any results.

Ronald Pickett v. Telkonet, Inc.

As of July 14, 2010, we were a defendant in the matter captioned Ronald Pickett v. Telkonet, Inc., in the Circuit Court for Montgomery County, Maryland.  The Plaintiff alleged that the Company failed to pay severance compensation in the amount of $238,000 as well as certain benefits and claimed an additional amount of $63,000 in unpaid business and travel expenses.  The plaintiff sought an award of treble damages on the severance claim alleging that the claimed benefits constitute “wages” under the Maryland Wage Payment and Collection Act; though as an alternative to the breach of contract claim the plaintiff plead the equitable claim of promissory estoppel/detrimental reliance.  The court granted our motion for summary judgment on the breach of contract and treble damages claim.  The Company conceded the expenses issue and a judgment was issued in Mr. Pickett’s favor on this claim. As a result, the only issue before the court at trial was the promissory estoppel/detrimental reliance claim.  On July 14, 2010, the court, after hearing testimony on the matter, issued a verdict in favor of the plaintiff in the amount of $259,456 (including prejudgment interest and gave the Company forty five (45) days from the entry of the judgment to satisfy the judgment after which the plaintiff may commence enforcement proceedings.  As of August 25, 2010 the Company satisfied both judgments against it in this matter by making full payments.

Tellabs, Inc. v. Telkonet, Inc.

Our landlord has filed a claim for unpaid rent in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland and was granted a judgment in March 2010 in the amount of $64,966. Pursuant to that judgment, we received a notice of eviction from our landlord for the unpaid rent. We sought to extend the date for eviction but were unable to negotiate a payment plan acceptable to the landlord and voluntarily vacated the space on May 3, 2010.  Our landlord has filed an additional claim for unpaid rent and other expenses alleged to be due in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland.  That matter is currently pending.

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

Since inception through September 30, 2010, the Company has incurred cumulative losses of $(116,112,138) and has never generated enough funds through operations to support its business. Additional capital may be required in order to provide working capital requirements for the next twelve months.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $11.7 million at September 30, 2010 resulting from recent and past acquisitions. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor Acting Chief Financial Officer
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Jason L. Tienor Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: November 10, 2010	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer