Form 10-K
period 2010-12-31
TELKONET INC
filed 2011-03-30
CIK 1094084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

Commission file number: 001-31972

TELKONET, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0627421
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10200 Innovation Drive Suite 300, Milwaukee, WI	53226
(Address of Principal Executive Offices)	(Zip Code)

(414) 223-0473
(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	None

Securities Registered pursuant to section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒ No

Aggregate market value of the voting stock held by non-affiliates (based upon the closing sale price of $0.12 per share on the Over the Counter Bulletin Board) of the registrant as of June 30, 2010: $11,636,055.

Number of outstanding shares of the registrant’s par value $0.001 common stock as of March 15, 2011: 101,258,725.

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

GENERAL

Business

Telkonet, Inc., formed in 1999 and incorporated under the laws of the state of Utah, is a Clean Technology company that designs, develops and markets proprietary energy efficiency and smart grid networking products and services.  Our SmartEnergy, EcoSmart and Series 5 SmartGrid networking technologies enable us to provide innovative clean technology solutions and have helped position Telkonet as a leading Clean Technology provider.

Our Telkonet SmartEnergy, Networked Telkonet SmartEnergy and EcoSmart energy efficiency products incorporate our patented Recovery Time™ technology, providing continuous monitoring of climate and environmental conditions to dynamically adjust a room’s temperature, accounting for the occupancy of the room.  Our SmartEnergy and EcoSmart platforms maximize energy savings while at the same time ensuring occupant comfort and extending equipment life expectancy.  This technology is particularly attractive to customers in the hospitality industry, as well as the education, healthcare and government/military markets, who are continually seeking ways to reduce costs and meet federal and state mandates without impacting building occupant comfort.  By reducing energy consumption automatically when a space is unoccupied, our customers can realize significant cost savings without diminishing occupant comfort.  This technology may also be integrated with property management systems and building automation systems and used in load shedding initiatives.  This feature provides management companies and utilities enhanced opportunity for cost savings, environmental awareness and energy management.  Telkonet’s energy management systems are lowering heating, ventilation and air conditioning, or HVAC, costs in hundreds of thousands of rooms worldwide and qualify for state and federal energy efficiency and rebate programs.

The Series 5 SmartGrid networking technology allows commercial, industrial and consumer users to connect computers to a communications network using the existing low voltage electrical grid. The Series 5 SmartGrid networking technology uses powerline communications, or PLC, technology to transform existing electrical infrastructure into a communications backbone.  Operating at 200 Mbps, the PLC platform offers a secure alternative in grid communications, transforming a traditional electrical distribution system into a “smart grid” that delivers electricity in a manner that can save energy, reduce cost and increase reliability.

We leverage our relationships with utilities to market the Series 5 SmartGrid networking technology for network control beyond the commercial and consumer space.  We believe Series 5 SmartGrid networking technology provides a compelling solution for substation automation, power generation, renewable facilities, manufacturing, and research environments, by providing a rapidly-deployable, low cost alternative to cable or fiber.  By leveraging the existing low voltage electrical wiring to transport data, our PLC solutions enable customers to deploy sensing and control systems to locations without the need for new network wiring, and without the security risks inherent with wireless systems.

On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets to Dynamic Ratings (“Dynamic Ratings”).  The purchase price was $1,000,000 in cash.  In connection with the sale Dynamic Ratings lent $700,000 in the form of a 6% promissory note dated March 4, 2011.  Concurrently with the sale, the Company entered into a Distributorship Agreement and a Consulting Agreement with Dynamic Ratings.  Under the Distributorship Agreement, the Company was designated as a distributor of the Series 5 product to the non-utility sector and will receive preferred pricing for purchases of Series 5 product.  Under the Consulting Agreement, the Company agreed to provide Dynamic Ratings with ongoing transition assistance and consulting services for the Series 5 product.  The Distributorship Agreement and the Consulting Agreement have initial terms that expire on March 31, 2013 and March 31, 2014, respectively.  Proceeds payable to the Company under the Distributorship Agreement and the Consulting Agreement will be applied to pay the balance of the Promissory Note.

Telkonet’s EthoStream Hospitality Network is now one of the largest high speed internet access (HSIA) solution providers in the world, with a customer base of more than 2,250 properties representing approximately 205,000 hotel rooms.  This network provides Telkonet with the opportunity to market our energy efficiency solutions.  In addition, more than 3 million users access the Internet monthly via the EthoStream Hospitality Network providing Telkonet with a growing captive audience for promotional relationships.  The EthoStream Hospitality Network is backed by a 24/7 U.S.-based in-house support center that uses integrated, web-based management tools enabling proactive customer support.

We employ direct and indirect sales channels in all areas of our business.  With a growing Value-Added Reseller (VAR) network, we continue to broaden our reach throughout the industry.  Utilizing key integrators and strategic partners, we’ve been able to increase penetration in each of our targeted markets.  The impact of this effort is a growing percentage of Telkonet’s business is driven by our indirect sales channels.

Our direct sales efforts target the hospitality, education, commercial, utility and government/military markets.  Taking advantage of legislation, including the Energy Independence and Security Act of 2007, or EISA, and the Energy Policy Act of 2005, we’ve focused our sales efforts in areas with available public funding and incentives, such as rebate programs offered by utilities for efficiency upgrades.  Through our proprietary platform, technology and partnerships with energy efficiency providers, we intend to position our company as a leading provider of energy management solutions.

Products

We believe our energy efficiency product offering, with our patented Recovery Time™ technology, delivers significant benefits over competing products, including:

•	Maximum energy savings by evaluating each room’s environmental conditions, including room location, window placement, humidity, weather conditions, and operating efficiency of HVAC equipment,

•	Longer life and reduced maintenance of HVAC units through effective equipment monitoring,

•	Increased occupant comfort,

•	Speed and ease of installation,

•	Wide range of HVAC system compatibility,

•	Adaptive environmental programming,

•	Utility-integrated events capabilities, and

•	Remote HVAC control network.

Based on these product features and capabilities, we have been awarded contracts in the hospitality, military, educational and utility industries.  We believe that our partnerships with utility rebate programs provide us with a significant advantage over our competitors in the commercial occupancy-based energy management market.

Our SmartEnergy and EcoSmart platforms have been developed to maximize energy efficiency and savings.  The technology allows users to decrease heating and cooling expenses, and extend equipment life without diminishing occupant comfort.  By providing Internet-based remote management over in-room energy efficiency, SmartEnergy and EcoSmart decrease the cost to operate an enterprise-wide system by reducing the need for onsite engineering resources.  In addition, the SmartEnergy and EcoSmart platforms may be integrated with property management systems, building automation systems and utility demand/response programs to recognize increased energy efficiency and savings.

Given the population growth in the United States and the increasing demand for energy, we believe additional energy-related infrastructure will be needed.  We believe the use of smart grid technologies and energy efficiency are affordable alternatives to building additional power generation because it leverages existing resources, providing enhanced energy savings.  While it will require investments that are not typical for utilities, we believe the long-term savings resulting from these investments will outweigh the costs.

Our EthoStream Hospitality Network continues to leverage our leadership position in the HSIA space.  We’ve established customer and vendor relationships with key participants in the hospitality industry, including Wyndham Hospitality, AmericInns, Grandstay Suites, Carlson Hospitality, Intercontinental Hotels Group, Marcus Hospitality, Destination Hotels and Resorts, Shaner Hospitality, Worldmark by Wyndham (formerly Trendwest Resorts) and others.  In addition, the significant traffic recognized by the EthoStream Hospitality Network has provided Telkonet with additional monetization opportunities including advertising and partner-based promotions with businesses including Google, JiWire, Cloud9 and others.

Our EthoStream Gateway Server line provides industry-leading HSIA technology to the hospitality and public Internet access industry, with advanced features based on in-house product design and development, including the following:

•	Dual ISP bandwidth aggregation for faster overall speed;

•	ISP redundancy to eliminate network downtime;

•	Enhanced quality of service;

•	Real-time meeting room scheduling;

•	Comprehensive service analytics; and

•	Standards-based monitoring and control.

We maintain a U.S.-based customer support center that operates 24 hours a day, seven days a week, and employs a dedicated, in-house support team using integrated, web-based management tools enabling proactive support.  We believe our customer service offerings, along with established relationships through our vendor agreements with some of the largest hospitality franchises and management groups, distinguish us from our competitors in the hospitality HSIA industry.

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

Industry Outlook

The National Institute of Standards and Technology, or NIST, an agency of the U.S. Department of Commerce, has been chartered under EISA to identify and evaluate existing standards, measurement methods, technologies and other support toward SmartGrid adoption.  The agency will also be preparing a report to Congress recommending areas where standards need to be developed.  The President of the United States also recently introduced the Better Buildings Initiative, focusing on commercial energy efficiency standards.  We believe these initiatives validate the need for our platform and technology.

The hospitality industry is Telkonet’s largest HSIA customer base with more than 2,250 properties representing approximately 205,000 hotel rooms.  Through its continued expansion, the EthoStream Hospitality Network is attracting additional customers in the full service segment of the market.  This audience provides us with significant access to potential SmartEnergy customers.  We continue to expand our operations in this market, providing energy management services to hundreds of thousands of rooms to date.

Telkonet’s most rapidly emerging market is the educational industry.  In July 2008, we entered into an agreement with New York University under which New York University implements Telkonet’s networked SmartEnergy products to centrally manage energy consumption in its dormitories.  We’ve worked with the University to use existing building infrastructure to remotely manage and track energy consumption.  As of December 31, 2010, our products were installed in more than 3,558 rooms across nine buildings.  Our program with New York University has enabled us to demonstrate the cost savings that can be realized through the use of our products in dormitories.  We continue to market to additional educational institutions, with the assistance of NYU, through direct and indirect sales channels.

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

The government and military market segments have also seen significant growth in energy conservation and renewables development, with our military installations growing by more than 900% in 2010 alone.  This movement is attributed to programs including the American Recovery and Reinvestment Act of 2009, or ARRA, and the Energy Independence and Security Act.  Our SmartEnergy platform has been successfully incorporated into the energy management initiatives in military housing and deployments.  We have recognized success through both our VAR network and direct sales and continue to target available public funding for energy initiatives within these industries.  With the Department of Defense as the single largest energy consumer in the nation representing 78% of the federal sector, we view this market as strategically significant to Telkonet’s interests.

Healthcare is an additional emerging market for energy management.  We’ve been working closely with operators and developers to integrate our SmartEnergy energy management initiatives into efficiency opportunities supported by state and federal energy programs.  Offering a commercial environment similar to the hospitality or educational housing markets, the increasing growth of the elderly and assisted living markets presents attractive potential for energy efficiency.  This market is expected to grow rapidly over the next several years due to its energy saving potential.

We believe that the utility industry is one of the fastest developing market segments in the United States.  With more than $4.5 billion being released to the industry through the ARRA for SmartGrid development and $414 million in investment through 2009, the utility industry has become a growing percentage of our revenue, both through direct sales to utilities and partnerships with energy service companies executing state and local energy efficiency programs.  Strategic relationships with regional Energy Service Companies are key to the continued expansion of energy efficiency initiatives.

We continue to strengthen our focus on our targeted market segments in order to expand market share and take advantage of existing incentives for energy management.  We expect continued expansion in the space and specifically in commercial segments due to increasing state and federal programs promoting energy efficiency.  Our residential initiatives are key to the future expansion of Telkonet’s EcoSmart programs.

Competition

We currently compete primarily within commercial and industrial markets, including hospitality, education, healthcare and government and military.  Within each market, we offer savings through our intelligent energy efficiency products.  Our products offer significant competitive benefits when compared with alternative offerings including Building Automation or Building Management Systems, or BAS or BMS, static temperature occupancy-based systems, scheduling thermostats and high-efficiency HVAC systems.

We participate in a relatively small competitive field within the hospitality industry, with the majority of the energy management sales handled by fewer than seven manufacturers.  The key competitors in the market segment are Onity, Inc. Inncom International Inc. and Control4, with each offering comparable products to our standalone and networked SmartEnergy products.  Telkonet SmartEnergy’s key differentiators in the hospitality segment include:

•	Recovery Time™ technology;

•	Networked SmartEnergy platform;

•	Integration with property management systems;

•	Utility demand-based program integration;

•	Innovative network platform and

•	Broad HVAC compatibility.

The educational space is a relatively new market for occupancy-based controls.  We’ve introduced our SmartEnergy, and newly released EcoSmart platforms for use within student dormitories and classrooms, which traditionally have been an environment for BAS or BMS systems.  Since the dormitory environment is very similar to the hospitality market, we believe we offer similarly scaled energy savings.  Since the market is still in its infancy, very few comparable offerings have entered the market but competitors within the hospitality segment are beginning to respond.  Our SmartEnergy and EcoSmart platforms provide a significant advantage within the educational industry through:

•	Reduced cost as compared to BMS/BAS systems;

•	Ease of installation relative to traditional wired systems;

•	Range of product compatibility and

•	Centralized platform management.

The healthcare and government/military markets are very similar in scope when relating to energy management systems.  A key differentiator in these environments is the specific implementation that is being considered.  Each market utilizes BAS/BMS for wide scale energy efficiency initiatives.  When specifically addressing housing environments including elderly care and assisted living environments and military dormitories or barracks, Telkonet’s SmartEnergy and EcoSmart platforms are able to provide increased energy savings and efficiency.  Competitors operating in the BAS/BMS space include Johnson Controls, Siemens, Trane and others.

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

Telkonet’s EthoStream Hospitality Network competes with a wide variety of companies in the hospitality industry ranging from media companies to traditional HSIA solution providers.  Although this industry has many service providers, according to publicly available data, only a few providers offer HSIA services to greater than 1000 individual hospitality properties.  Those competitors include Guest-tek, Lodgenet, iBahn and Superclick.  Telkonet’s competitive advantage in the space includes its end-to-end approach to its service platform as well as its industry-leading hospitality HSIA gateway and web-based control center.

Raw Materials

While we are dependent, in certain situations, on a limited number of vendors to provide certain raw materials and components, we have not experienced significant problems or issues purchasing any essential materials, parts or components.  We obtain the majority of our raw materials from the following suppliers: Chesapeake Manufacturing, a U.S. based company, provides substantially all the manufacturing and assembly requirements for the Telkonet iWire System™ and our formerly produced Series 5 products, and ATR Manufacturing, a Chinese company, provides substantially all the manufacturing requirements for the Telkonet SmartEnergy products.

Customers

We are neither limited to, nor reliant upon, a single or narrowly segmented customer base to derive our revenues.  Our current primary focus is in the hospitality, commercial, education, utility, healthcare and government/military markets and expanding into the consumer market.

For the years ended December 31, 2010 and 2009 we had no revenues from major customers.  Continual recurring revenue distributed across a network of greater than 2,500 customers approximated $4,600,000 for the year ended December 31, 2010.

Intellectual Property

We acquired certain intellectual property in the Smart Systems International acquisition, including, but not limited to, Patent No: 5,395,042, titled “Apparatus and Method for automatic climate control,” and Patent No. D569,279, titled “Thermostat.”  Patent No: 5,395,042 was issued by the United States Patent and Trademark Office (USPTO) in March 1995.  This invention calculates and records the amount of time needed for the thermostat to return the room temperature to the occupant’s set point once a person re-enters the room.  Patent No. D569,279 issued by the USPTO in May 2008 was granted on the ornamental design of a thermostat device.

We have also applied for patents that cover the unique technology integrated into the Telkonet iWire System™ and our formerly produced Series 5 product suite.  We also continue to identify, design and develop enhancements to our core technologies that will provide additional functionality, diversification of application and desirability for current and future users of the Telkonet iWire System™ and Series 5 product suite.

In December 2003, we received approval from the USPTO for our “Method and Apparatus for Providing Telephonic Communication Services” Patent No: 6,668,058.  This invention covers the utilization of an electrical power grid, for a concentration of electrical power consumers, and use of existing consumer power lines to provide for a worldwide voice and data telephony exchange.

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

In August 2006, the USPTO issued Patent No: 7,091,831, titled “Method and Apparatus for Attaching Power Line Communications to Customer Premises”.  The patented technology incorporates a safety disconnect circuit breaker into the Telkonet Coupler, creating a single streamlined unit. In doing so, installation of the Telkonet iWire System™ is faster, more efficient, and more economical than with separate disconnect switches, delivering optimal signal quality.  The Telkonet Integrated Coupler Breaker patent covers the unique technique used for interfacing and coupling its communication devices onto the three-phase electrical systems that are predominant in commercial buildings.

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

In June 2005, we received the National Institute of Standards and Technology Federal Information Processing Standard, or FIPS, 140-2 validation for the Gateway.  In July 2005, we received FIPS 140-2 validation for the eXtender and iBridge.  The U.S. federal government requires, as a condition to purchasing certain information processing applications, that such applications receive FIPS 140-2 validation.  U.S. federal agencies use FIPS 140-2 compliant products for the protection of sensitive information.  As a result of the foregoing validations, all of our powerline carrier products have satisfied all governmental requirements for security certification and are eligible for purchase by the U.S. federal government.  In addition to the foregoing, Canadian provincial authorities use FIPS 140-2 compliant products for the protection of sensitive designate information.  The Communications-Electronics Security Group, or CESG, also has stated that FIPS 140-2 compliant products meet its security criteria for use in data traffic categorized as “Private.”  CESG is part of the United Kingdom’s National Technical Authority for Information Assurance, which is a government agency responsible for validating the security of information processing applications for the government of the United Kingdom, financial institutions, healthcare organizations, and international governments, among others.

Future products designed by us will require testing for compliance with FCC and CE compliance.  Moreover, if in the future, the FCC or EU changes its technical requirements, further testing and/or modifications may be necessary in order to achieve compliance.

Research & Development

During the years ended December 31, 2010, 2009 and 2008, we spent $1,010,719, $1,080,148 and $2,036,129 respectively, on research and development activities.  In 2010 and 2009, research and development activities were largely focused on the development of Telkonet’s SmartEnergy technology, first integrating mesh networking technologies for remote access and control over the product as well as a comprehensive web-based platform for control, monitoring and management.  The primary focus for development within the EthoStream Hospitality Network was related to features required by full-service hospitality customers including enhanced Dual-WAN support, idle user checking for increased property cross-marketing, and integration with external systems to allow payment, authentication, or quality of service differentiation among customers. Advancements in our Series 5 product line include the introduction of a low-cost CPE device to expand the potential customer base, advancements in coupling technology that allow customers to install Series 5 without disconnecting power and development of a new DIN-rail style mounting bracket to ease installation in utility substations.

Other Information

Employees

As of March 23, 2011, we had 80 full-time employees.  We intend to hire additional personnel to meet future operating requirements, when and if our financial resources permit. We anticipate that we may need to hire additional staff in the areas of customer support, field services, engineering, sales and marketing, and administration.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors.  Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial and operating results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in general economic, industry and market conditions;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	failure of our products to operate as advertised;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel; and

•	investors’ general perception of us.

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

Our common stock was delisted from NYSE Amex LLC and is currently quoted on the Over-the-Counter Bulletin Board.

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

Our common stock is subject to “Penny Stock” restrictions.

As long as the price of our common stock remains at less than $5 per share, we will be subject to so-called penny stock rules which could decrease our stock’s market liquidity.  The Securities and Exchange Commission has adopted regulations which define a “penny stock” to include any equity security that has a market price of less than $5 per share or an exercise price of less than $5 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require the delivery to and execution by the retail customer of a written declaration of suitability relating to the penny stock, which must include disclosure of the commissions payable to both the broker/dealer and the registered representative and current quotations for the securities.  Finally, the broker/dealer must send monthly statements disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Those requirements could adversely affect the market liquidity of such stock.  There can be no assurance that the price of our common stock will rise above $5 per share so as to avoid these regulations.

Further issuances of equity securities may be dilutive to current stockholders.

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

As of December 31, 2010, we had outstanding employee options to purchase a total of 2,548,800 shares of common stock at exercise prices ranging from $1.00 to $5.99 per share, with a weighted average exercise price of $1.57. As of December 31, 2010, we had outstanding non-employee options to purchase a total of 425,000 shares of common stock at an exercise price of $1.00 per share. As of December 31, 2010, we had warrants outstanding to purchase a total of 22,104,742 shares of common stock at exercise prices ranging from $0.13 to $4.17 per share, with a weighted average exercise price of $1.00. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of our common stock.

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

Our success depends partly on our ability to maintain patent and trade secret protection, to obtain future patents and licenses and to operate without infringing on the proprietary rights of third parties.  There can be no assurance that the measures we have taken to protect our intellectual property rights, including intellectual property rights of third parties integrated into our Telkonet iWire System product suite and Telkonet SmartEnergy products will prevent misappropriation or circumvention.  In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that our existing patents, or any patents that may be issued in the future, will provide us with significant protection against competitors.  Moreover, there can be no assurance that any patents issued to, or licensed by, us will not be infringed upon or circumvented by others.  Infringement by third parties on our proprietary technology could negatively impact our business.  Moreover, litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is in our favor.  We also rely to a lesser extent on unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes or that we can meaningfully protect our rights to such unpatented proprietary technology.  If our competitors develop substantially equivalent technology and we are unable to enforce any intellectual property rights with respect to such technology in a cost-effective manner or at all, our business and operations would suffer significant harm.

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

We depend on a small team of senior management and may have difficulty attracting and retaining additional personnel.

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

We may seek to expand by acquiring complementary businesses in our current or ancillary markets.  We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments that might be required.  We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities available to us and may lead to higher acquisition prices.  There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, without substantial costs, delays or other operational or financial difficulties. In addition, acquisitions involve a number of other risks, including:

•	failure of the acquired businesses to achieve expected results;

•	diversion of management’s attention and resources to acquisitions;

•	failure to retain key customers or personnel of the acquired businesses;

•	disappointing quality or functionality of acquired equipment and people; and

•	risks associated with unanticipated events, liabilities or contingencies.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  We concluded that, as of December 31, 2010, there were material weaknesses in our internal control over financial reporting relating to the need for a stronger internal control environment.  A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected.  Until these material weaknesses in our internal control over financial reporting are remediated, there is reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

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

We may not be able to obtain payment and performance bonds, which could have a material adverse effect on our business.

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

In its report dated March 29, 2011, our independent auditors stated that our financial statements for the year ended December 31, 2010 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our net losses and deficits in cash flows from operations.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities or assets, or obtaining loans from financial institutions, where possible.  Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals.  If we are not successful in raising sufficient additional capital, we may not be able to continue as a going concern and our stockholders may lose their entire investment.

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate acquisitions.

We are currently authorized to issue 190,000,000 shares of common stock under our Articles of Incorporation.  As of March 15, 2011, we have 101,258,725 shares of common stock, or approximately 153,043,373 shares of common stock after giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock.  Due to the limited number of authorized shares available for issuance and because of the significant competition for acquisitions, we may not able to consummate an acquisition until we increase the number of shares we are authorized to issue.  To facilitate the possibility and flexibility of raising additional capital or the completion of potential acquisitions, we would need to seek stockholder approval to increase the number of our authorized shares of common stock.  We can provide no assurance that we will succeed in amending our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue.  If we are not successful in raising sufficient additional capital, we may not be able to continue as a going concern and our shareholders may lose their entire investment.

We have a history of operating losses and an accumulated deficit and expect to continue to incur losses for the foreseeable future.

Since inception through December 31, 2010, we have incurred cumulative losses of $115,513,353 and have never generated enough funds through operations to support our business.  Because of the numerous risks and uncertainties associated with our technology, the industry in which we operate, and other factors, we are unable to predict the extent of any future losses or when we will become profitable, if ever.  If we are unable to generate sufficient revenues from our operations to meet our working capital requirements for the next twelve months, we expect to finance our future cash needs through public or private equity offerings, debt financings and interest income earned on our cash balances.  We cannot be certain that additional funding will be available on acceptable terms, or at all.

Our business activities might require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate going forward.

The actual amount of capital required to fund our operations and development may vary materially from our estimates. If our operations fail to generate the cash that we expect, we may have to seek additional capital to fund our business. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing or obtain additional equity capital. In addition, any indebtedness we incur in the future could subject us to restrictive covenants limiting our flexibility in planning for, or reacting to changes in, our business. If we do not comply with such covenants, our lenders could accelerate repayment of our debt or restrict our access to further borrowings. If we raise funds by selling more stock, your ownership in us will be diluted, and we may grant future investors rights superior to those of the common stock that you hold. If we are unable to obtain additional capital when needed, we may have to delay, modify or abandon some of our expansion plans. This could slow our growth, negatively affect our ability to compete in our industry and adversely affect our financial condition.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $11.7 million at December 31, 2010 resulting from recent and past acquisitions.  We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year.  This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units.  These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

Our failure to comply with covenants under debt instruments could trigger prepayment obligations.

Our failure to comply with the covenants under our debt instruments could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date.  If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.

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

We have debt agreements that contain certain events of default and are secured by all of our assets.

We have a $300,000 outstanding term debt with the State of Wisconsin’s Department of Commerce that matures in December 2016.  Our debt agreement contains certain events of default, including, among other things, failure to pay, violation of covenants, and certain other expressly enumerated events.  The State of Wisconsin holds a first priority security interest in our assets.

ITEM 2.  PROPERTIES.

We lease 14,000 square feet of commercial office space, storage and manufacturing in Milwaukee, WI as our corporate headquarters for a monthly rental of $10,382.  The Milwaukee lease expires in March 2020.

We also presently lease 16,400 square feet of commercial office space in Germantown, MD for a monthly rental of $19,402.  This lease expires in December 2015. As a result of our relocation to Milwaukee, we are actively looking to sublease all or a portion of the Germantown space for the balance of the lease term.

ITEM 3.  LEGAL PROCEEDINGS.

Tellabs, Inc. v. Telkonet, Inc.

Our landlord has filed a claim for unpaid rent in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland and was granted a judgment in March 2010 in the amount of $64,966. Pursuant to that judgment, we received a notice of eviction from our landlord for the unpaid rent. We sought to extend the date for eviction but were unable to negotiate a payment plan acceptable to the landlord and voluntarily vacated the space on May 3, 2010.  Our landlord has filed an additional claim for unpaid rent and other expenses alleged to be due in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland.  A settlement in the amount of $110,000 was agreed upon and the suit was dismissed on January 28, 2011.

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

On August 1, 2008, we timely filed an answer to the complaint denying the allegations. On February 27, 2009, the USPTO granted a reexamination request with respect to the patent in issue in this lawsuit.  Based upon four highly relevant and material prior art references that had not been considered by the USPTO in its initial examination, it found a “substantial new question of patentability” affecting all claims of the patent in suit.  On August 2, 2010 the USPTO issued a Final Office Action rejecting every claim of the patent in suit.  If this action is upheld on appeal it will result in the elimination of all of the issues in the pending litigation. There is a possibility that the claims of the patent will be reinstated on appeal either in their original form or as amended.

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

On September 1, 2010, the court entered a 60 day stay at the plaintiff’s request. On September 15, 2010 we, along with other defendants, filed a motion seeking a stay of the litigation pending the conclusion of the reexamination proceeding. Subject to certain conditions, Linksmart agreed to entry of a stay. The court granted the defendants’ motion on October 26, 2010 and, subject to the agreed upon conditions, the matter is now stayed pending conclusion of the reexamination, including all appeals. A mandatory mediation was held in October, 2010 which did not achieve any results.  As of year end 2010, the case continued to be in stay pending a dismissal or appeal.  Because of the above, the Company is unable to estimate potential damages.

Robert P. Crabb v. Telkonet, Inc.

On November 9, 2010, a former executive, Robert P. Crabb, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint in the Circuit Court for Montgomery County, MD alleging  (1) Violation of Maryland Wage Payment and Collection Act  (2) Breach of Contract and  (3) Promissory Estoppel/Detrimental Reliance.  The claims in his Complaint arise out of his resignation of employment in September 2007.  On December 6, 2010, Telkonet filed an Answer and Counterclaim, alleging “Recoupment.” Mr. Crabb filed an Answer to the Counterclaim on January 10, 2011.  In terms of relief, Mr. Crabb is seeking "severance compensation" in the amount of $156,000, treble damages, interest, and attorneys’ fees.  Treble damages and attorneys’ fees are only available under the Maryland Wage Payment and Collection Act.  Mr. Crabb's Complaint provides no specific accounting for the relief sought.  The parties are in the process of responding to written discovery.  Mr. Crabb has requested a jury trial.

ITEM 4.   REMOVED AND RESERVED.

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

The following table sets forth (1) the high and low bid prices for our common stock for the fourth quarter of 2009 through the fourth quarter of 2010 and (2) the high and low sales prices for our common stock for the first quarter of 2009 through the third quarter of 2009.  The price information represents inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2010
First Quarter	$0.22	$0.13
Second Quarter	$0.17	$0.10
Third Quarter	$0.29	$0.13
Fourth Quarter	$0.22	$0.14
Year Ended December 31, 2009
First Quarter	$0.18	$0.07
Second Quarter	$0.24	$0.08
Third Quarter	$0.75	$0.09
Fourth Quarter	$0.47	$0.15

Record Holders

As of March 15, 2011, we had 239 shareholders of record and 101,258,725 shares of our common stock issued and outstanding.

Dividend Policy

The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.  It is also subject to certain contractual restrictions on paying dividends on its’ common stock under the terms of its’ Series A and B preferred stock.

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

In March 2007, we completed two strategic acquisitions.  On March 15, 2007, we completed the acquisition of EthoStream, LLC, or EthoStream, a leading high-speed wireless Internet access, or HSIA, solutions and technology provider targeting the hospitality industry with a customer base then consisting of approximately 1,800 hotel and timeshare properties representing in hundreds of thousands of guest rooms.

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

Our Telkonet SmartEnergy, or TSE, and Networked Telkonet SmartEnergy, or NTSE, energy efficiency products incorporate our patented Recovery Time technology, allowing for the continuous monitoring of climate conditions to automatically adjust a room’s temperature accounting for the presence or absence of an occupant.  Our SmartEnergy products save energy while at the same time ensuring occupant comfort.  This technology is particularly attractive to our customers in the hospitality area, as well as the education, healthcare and government/military markets, who are continually seeking ways to reduce costs without impacting building occupant comfort.  By reducing energy usage automatically when a space is unoccupied, our customers are able to realize a significant cost savings without diminishing occupant comfort.  The hospitality, education, healthcare and government/military markets represent a significant audience for the occupancy-based energy management controls offered by the SmartEnergy platform and provide a large footprint for utility-based consumption management.  This platform may also be integrated with property management systems, automation systems and load shedding initiatives to increase the savings recognized.  Working directly with management companies and utilities allows us to offer enhanced opportunities to our customers for savings and control.  Our energy management systems are dynamically lowering HVAC costs in hundreds of thousands of rooms and are an integral part of the numerous state and federal energy efficiency and rebate programs.

Our smart grid networking technology, including the Telkonet iWire System and the formerly produced 200 Mbps Telkonet Series 5 PLC products, use PLC technology to quickly, economically and non-disruptively transform a site’s existing internal electrical infrastructure into an internet protocol, or IP, network backbone.  Our PLC systems offer the hard-wired security and reliability of a CAT-5 cabled network, but without the cost, physical disturbance and business disruption of wiring CAT-5 or the security issues inherent to wireless systems.

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

Discontinued Operations

On January 31, 2006, we acquired a 90% interest in MSTI Holding, Inc (MSTI) from Frank Matarazzo, its sole stockholder, in exchange for $1.8 million in cash and 1.6 million unregistered shares of our common stock, for an aggregate purchase price of $9,000,000.  The cash portion of the purchase price was paid in two installments, $900,000 at closing and $900,000 in February 2007.  The stock portion is payable from shares held in escrow, 400,000 shares of which were paid at closing and the remaining 1,200,000 reserve shares, which shall be issued based on the achievement of 3,300 video and data subscribers over a three year period from the closing (later extended to July 2009 pursuant to a May 2008 agreement between the parties).  The escrow agreement terminated on July 31, 2009.  As of August 14, 2009, we had issued 800,000 of the reserve shares.

On April 22, 2009, we completed the deconsolidation of our subsidiary, MSTI.  To effect the deconsolidation of MSTI, we were required to reduce our ownership percentage and board membership in MSTI.  On February 26, 2009, we executed a Stock Purchase Agreement pursuant to which we sold 2.8 million shares of MSTI common stock and as a result of this transaction, we reduced our beneficial ownership in MSTI from 58% to 49% of the issued and outstanding shares of MSTI common stock.  On April 22, 2009, Warren V. Musser and Thomas C. Lynch, members of our Board of Directors, submitted their resignations as directors of MSTI.  Because of these resignations we no longer control a majority of MSTI’s board of directors.  As a result of the deconsolidation, the financial statements and accompanying footnotes included in this report include disclosures of the results of operations of MSTI, for all periods presented, as discontinued operations.

Loss on Investments

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

On February 8, 2008, Geeks on Call Acquisition Corp., a newly formed, wholly-owned subsidiary of Geeks On Call Holdings, Inc., (formerly Lightview, Inc.) merged with GOCA. As a result of the merger, our common stock in GOCA was exchanged for shares of common stock of Geeks on Call Holdings Inc.  Immediately following the merger, Geeks on Call Holdings Inc. completed a private placement of its common stock for aggregate gross proceeds of $3,000,000. As a result of this transaction, our 30% interest in GOCA became an 18% interest in Geeks on Call Holdings Inc.  We determined that our investment in GOCA is impaired because we believe that the fair market value of GOCA has permanently declined.   Accordingly, we wrote-off $4,098,514 during the year ended December 31, 2008.   The remaining value of this investment, which amounted to $367,653 was determined to be permanently impaired and therefore was completely written off during the year ended December 31, 2009.

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

Amperion, Inc.

On November 30, 2004, we entered into a Stock Purchase Agreement with Amperion, Inc., a privately held company. Amperion is engaged in the business of developing networking hardware and software that enables the delivery of high-speed broadband data over medium-voltage power lines. Pursuant to the Agreement, we invested $500,000 in Amperion in exchange for 11,013,215 shares of Series A Preferred Stock for an equity interest of approximately 4.7%.  We accounted for this investment under the cost method, we do not have the ability to exercise significant influence over operating and financial policies of the investee.

It is our policy to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values of the investment.  We identify and record impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities.  We determined that its investment in Amperion was impaired based upon forecasted discounted cash flow.

Accordingly, we wrote-off $92,000 and $400,000 of the carrying value of its investment through a charge to operations during the year-ended December 31, 2006 and 2005, respectively.  On December 31, 2010, management determined that the entire investment in Amperion, Inc. was impaired and the remaining value of $8,000 was written off during the year ended December 31, 2010.

Private Placements

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

On August 6, 2010 we completed a private offering of our securities in which we sold 267 shares of our Series B convertible redeemable preferred stock, par value $0.001 per share, at $5,000 per share, and warrants to purchase an aggregate of 10,269,219 shares of our common stock at an exercise price of $0.13 per share, the volume-weighted average price of a share of our common stock for the 30-day period immediately preceding August 4, 2010, and received gross proceeds of $1,335,000.  Each share of Series B convertible redeemable preferred stock is convertible into approximately 38,461 shares of our common stock at a conversion price of $0.13 per share, 110% of the volume-weighted average price of our common stock for the 30-day period immediately preceding August 4, 2010.  Except as specifically provided or as otherwise required by law, the Series B convertible redeemable preferred stock will vote together with the common stock shares on an as-if-converted basis and not as a separate class.

We used the net proceeds from the sale of the Series A and Series B convertible redeemable preferred stock shares and the warrants for general working capital needs and to repay certain outstanding indebtedness, and to pay expenses of the offerings as well as other general corporate capital purposes.

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

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

The table below outlines our product versus recurring revenues for comparable periods:

	Year Ended December 31,
	2010		2009		Variance

Product	$6,632,107	59%	$6,521,906	62%	$110,201	2%
Recurring	4,626,669	41%	3,996,147	38%	630,522	16%
Total	$11,258,776	100%	$10,518,053	100%	$740,723	7%

Product revenue

Product revenue principally arose from the sale and installation of SmartGrid and broadband networking equipment, including SmartEnergy technology, Telkonet Series 5 and Telkonet iWire products.  We market and sell to the hospitality, education, healthcare and government/military markets.  The Telkonet Series 5 and the Telkonet iWire products consist of the Telkonet Gateways, Telkonet Extenders, the patented Telkonet Coupler, and Telkonet iBridges.  The SmartEnergy product suite consists of thermostats, sensors, controllers, wireless networking products and a control platform.

For the year ended December 31, 2010, product revenue increased by 2% when compared to the prior year.  Product revenue in 2010 includes approximately $4.67 million attributed to the sale and installation of energy management products, and approximately $1.48 million for the sale and installation of HSIA products, and approximately $0.48 million attributable to the Telkonet Series 5 products.   Since our sales of energy management and HSIA products are primarily concentrated in the hospitality market, we have been significantly impacted by the current economic downturn, as industry capital expenditures were reduced and/or eliminated.  We expect to see sales growth in 2011 from the addition and/or renewal of incentive based programs for energy efficiency, government stimulus funding through the ARRA, and energy savings initiatives in the commercial market.

Recurring Revenue

Recurring revenue principally arises from recurring services the Company recognizes revenue at the start of the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. The recurring revenue consists primarily of HSIA support services and advertising revenue.  Advertising recurring revenue is based on impression-based statistics for a given period from customer site visits to the Company’s under the terms of advertising agreements entered into with third-parties.

Recurring revenue includes approximately 2,250 hotels in our broadband network portfolio.  We currently support over 205,000 HSIA rooms, with over 2.5 million monthly users.  For the year ended December 31, 2010, recurring revenue increased by 16% when compared to the prior year.  The increase of recurring revenue was primarily attributed to new HSIA customers added in 2010 and new advertising revenue started in late second quarter of 2010.

Cost of Sales

	Year ended December 31,
	2010		2009		Variance

Product	$4,133,533	62%	$3,878,988	59%	$254,545	7%
Recurring	1,285,575	28%	1,313,108	33%	(27,533)	-2%
Total	$5,419,108	48%	$5,192,096	49%	$227,012	4%

Product Costs

Product costs include equipment and installation labor related to the sale of Telkonet SmartEnergy™ products, Telkonet Series 5™ products and the Telkonet iWire System™.  For the year ended December 31, 2010, product costs increased by 7% when compared to the prior year primarily attributed to increased sales.  Product costs also increased as a percentage of sales by 1%, reflecting increased reliance on third party contract services and higher material costs

Recurring Costs

Recurring costs are comprised of labor and telecommunication services for our Customer Service department.  For the year ended December 31, 2010, recurring costs decreased by 2% when compared to the prior year.  This decrease was primarily due to the increased labor efficiencies in our call support center.   As the economy recovers, and we continued to add new HSIA customers to our portfolio, we may need to hire additional support center staff which may affect our recurring product costs and margins.

Gross Profit

	Year ended December 31,
	2010		2009		Variance

Product	$2,498,574	38%	$2,642,918	41%	$(144,344)	-5%
Recurring	3,341,094	72%	2,683,039	67%	658,055	24%
Total	$5,839,668	52%	$5,325,957	51%	$513,711	10%

Product Gross Profit

The gross profit on product revenue for the year ended December 31, 2010 decreased by 5% compared to the prior year period as a result of increased product costs and more utilization of subcontractors.

Recurring Gross Profit

Our gross profit associated with recurring revenue increased by 24% for the year ended December 31, 2010.  The increase was mainly due to new advertising revenue with significantly higher gross margins beginning in the second quarter of 2010.

Operating Expenses

	Year ended December 31,
	2010	2009	Variance

Total	$6,871,627	$9,559,195	$(2,687,568)	-28%

During the year ended December 31, 2010, operating expenses decreased by 28% when compared to the prior year.  This decrease is primarily related to the overall reduction in operating expenses started in 2008 continuing through 2010 in connection with our corporate restructuring, and the reduction of research and development and overhead staffing at the former corporate headquarters.

Research and Development

	Year ended December 31,
	2010	2009	Variance

Total	$1,010,719	$1,080,148	$(69,429)	-6%

Our research and development costs related to both present and future products are expensed in the period incurred.  Total expenses for research and development decreased for the year ended December 31, 2010, primarily attributed to the reduction in staffing in the Germantown office.  Current research and development costs are associated with the continued development of next generation TSE and NTSE products.

Selling, General and Administrative Expenses

	Year ended December 31,
	2010	2009	Variance

Total	$5,577,194	$7,130,858	$(1,553,664)	-22%

Selling, general and administrative expenses decreased for the year ended December 31, 2010 over the prior year by 19%.  This decrease was primarily the result of our continued corporate relocation and cost correcting efforts.

Discontinued Operations

              We had net income from discontinued operations of $6,296,851, or $0.07 per share, for the year ended December 31, 2009.  Net income from discontinued operations for the year December 31, 2009 included the gain on deconsolidation of $6,932,586, offset by MSTI's net loss of $635,735 for the year ended December 31, 2009.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital deficit (current liabilities in excess of current assets) increased by $376,929 during the year ended December 31, 2010 from a working capital deficit of $3,785,491 at December 31, 2009 to a working capital deficit of $4,162,420 at December 31, 2010.

Business Loan

On September 11, 2009, we entered into a Loan Agreement to borrow an aggregate principal amount of $300,000 from the Wisconsin Department of Commerce, or the Department.  The outstanding principal balance on the loan bears interest at the annual rate of two percent (2.0%).  Payment of interest and principal is to be made in the following manner:  (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, we are obligated to pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which will include all remaining principal, accrued interest and other amounts owed by us to the Department under the Loan Agreement.  We may prepay amounts outstanding under the loan in whole or in part at any time without penalty.  The loan is secured by our assets and the proceeds from this loan will be used for our working capital requirements.  The outstanding borrowing under the agreement at December 31, 2010 was $300,000.

Line of Credit

In September 2008, we entered into a two-year line of credit facility with a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by our inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine percent (9%) per annum, adjusted on the date of any change in such prime or base rate, or (ii) sixteen percent (16%).  Interest is payable monthly in arrears on the last day of each month until maturity.  We may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.  The outstanding borrowing under the agreement at December 31, 2010 was $0.  The Company has incurred interest expense of $49,460 related to the line of credit for the year ended December 31, 2010. The Prime Rate was 3.25% at December 31, 2010.  The Company did not renew line of credit on September 9, 2010.

Convertible Debentures

On May 30, 2008, we entered into a Securities Purchase Agreement with YA Global Investments LP (YA Global) pursuant to which we agreed to issue and sell to YA Global up to $3,500,000 of secured convertible debentures and warrants to purchase up to 2,500,000 shares of our common stock.  The sale of these debentures and warrants was effectuated in three separate closings, the first of which occurred on May 30, 2008, and the remainder of which occurred in July 2008.  At the May 30, 2008 closing, we sold debentures having an aggregate principal value of $1,500,000 and warrants to purchase 2,100,000 shares of our common stock.  In July 2008, we sold the remaining debentures, with an aggregate principal value of $2,000,000, and warrants to purchase 400,000 shares of our common stock.

The debentures accrued interest at a rate of 13% per annum and mature on May 29, 2011.  We were permitted to redeem the debentures at any time, in whole or in part, by paying a redemption premium equal to 15% of the principal amount of debentures being redeemed, so long as an “Equity Conditions Failure” (as defined in the debentures) is not occurring at the time of such redemption.  YA Global had the right to convert all or a portion of the debentures at any time at a price equal to the lesser of (i) $0.58, or (ii) ninety percent (90%) of the lowest price of our common stock during the ten trading days immediately preceding the conversion date.  The warrants were to expire five years from the date of issuance and entitle YA Global to purchase shares of our common stock at an exercise price per share of $0.61.

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

In November 2009, we issued warrants to YA Global pursuant to anti-dilution provisions in their existing warrant agreements that were triggered by the completion of the Series A preferred stock private placement.  These warrants entitled the holders to purchase up to 2,121,212 shares of our common stock at a price per share of $0.33.    We have accounted for the warrants, valued at $510,151, as financing expense using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, an average risk-free interest rate of 2.2% a dividend yield of 0% and volatility of 123%.

In August 2010, we issued warrants to YA Global pursuant to anti-dilution provisions in their existing warrant agreements that were triggered by the completion of the Series B preferred stock private placement.  These warrants entitled the holders to purchase up to 7,109,557 shares of our common stock at a price per share of $0.13.

Subsequent to the year end the Company retired substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and canceled the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note for $50,000. See Note W for additional details.

Cash flow analysis

Cash used in continuing operations was $1,334,926 and $619,344 during the periods ended December 31, 2010 and 2009, respectively. During the period ended December 31, 2010, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund inventory purchases, and reducing our trade payables.

We utilized cash for investing activities from continuing operations of $4,800 and $275,085 during the periods ending December 31, 2010, and 2009, respectively.  In 2009, these activities involved intercompany loans to MSTI of approximately $305,539, which was partially offset by the sale of our remaining investment in Multiband for proceeds of $33,129.

Cash provided from financing activities was $971,886 and $1,523,783 during the periods ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, we completed a private placement of Series B preferred stock for proceeds for $1.3 million. The company made repayments on our working capital line of credit used for inventory purchases of $387,000 in 2010.

Our independent registered public accountants have stated in their report dated March 29, 2011 that we have incurred operating losses in the past years, and that we are dependent upon management’s ability to develop profitable operations and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible.  These factors, among others, may raise substantial doubt about our ability to continue as a going concern.  The report may cause difficulty in raising future financings.

Management expects that global economic conditions will continue to present a challenging operating environment through 2011.  To the extent permitted by working capital resources, management intends to continue making targeted investments in strategic operating and growth initiatives.  Working capital management will continue to be a high priority for 2011.

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

Acquisition or Disposition of Property and Equipment

During the year ended December 31, 2010, fixed assets disposals totaled approximately $250,985, net of transfers and purchases.  Except for the asset sale referenced in Note W, we do not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in our day-to-day operations.

We presently lease 16,400 square feet of commercial office space in Germantown, MD, but we are in the process of relocating our personnel to our new corporate headquarters consisting of approximately 14,000 square feet of office space in Milwaukee,WI, pursuant to a restructuring announced in December 2009.  The Germantown lease expires in December 2015.  We are currently actively pursuing a sublease for all or a portion of this office space for the remaining term of the lease.

In the first quarter of 2010, we began the transfer of inventory and certain property in conjunction with the relocation of our corporate headquarters.  We anticipate the sale or disposal of the certain furniture, fixtures and computer equipment during the remainder of 2011.

New Accounting Pronouncements

See Note B of the Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Disclosure of Contractual Obligations

We currently have outstanding purchase orders with the contract manufacturer for our Smart Energy products totaling $383,000, of which approximately $293,000 represents amounts owed for future shipments of Smart Energy products which we will need to fulfill existing purchase orders with our customers.  We are currently negotiating with the manufacturer and our lenders to ensure the timely payment of these purchases to prevent any delays in the delivery of these products to our customers which could negatively impact our results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 8.    FINANCIAL STATEMENTS.

See the Financial Statements and Notes thereto commencing on Page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls of acquired businesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

With the participation of our Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  We do expect to retain additional personnel to remediate these control deficiencies in the future.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2010 are fairly stated, in all material respects, in accordance with GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table furnishes the information concerning the Company’s directors and officers as of March 15, 2011. The directors of the Company are elected every year and serve until their successors are duly elected and qualified.

Name	Age	Position
Jason L. Tienor	36	President and Chief Executive Officer and Director
Jeffrey J. Sobieski	35	Chief Operating Officer
Richard E. Mushrush	42	Controller and Acting Chief Financial Officer
Anthony Paoni	66	Chairman of the Board (1)(2)
William H. Davis	53	Director (1)(2)
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

Richard E. Mushrush in addition to his role as Controller, Mr. Mushrush was appointed our Acting Chief Financial Officer in November 2010.  Mr. Mushrush has served as our Controller since his hire in January 2009.  From 2004 until his employment with us, Mr. Mushrush served as a Controller and Business Unit Manager for a division of Illinois Tool Works.

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

William H. Davis has served as a director since September 2010. Mr. Davis has served as President & CEO of Ze-gen, Inc. since he founded the company in 2004.  Prior to founding Ze-gen, Mr. Davis founded Database Marketing Corporation in 1984 where he served as Chief Executive Officer, Holland Mark in 1995 where he also served as Chief Executive Officer and Cambridge Brand Analytics in 2003 where he was a founding partner.  Mr. Davis has extensive board experience, currently serving on the Board of Directors of Boston Harbor Islands National Park, New Bedford Economic Development Council, and the Board of The Commonwealth Corporation to which he was recently appointed by Massachusetts’ Governor Deval Patrick. He also serves on the President’s Council for CERES. Mr. Davis graduated from Connecticut College. We believe Mr. Davis’ qualifications to sit on our Board of Directors include his extensive executive leadership and management experience.

Audit Committee

The Company maintains an Audit Committee of the Board of Directors. For the year ended December 31, 2010, Messrs. Davis, Mahaffey and Paoni served on the Audit Committee. The Company’s Board of Directors has determined that each of Messrs. Mahaffey and Paoni is a “financial expert” as defined by Item 407 of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company’s Board of Directors also has determined that each of Messrs. Davis, Mahaffey and Paoni are “independent” as such term is defined in Rule 10A-3 promulgated under the Securities Exchange Act of 1934. The Board of Directors has adopted an audit committee charter, which was ratified by the Company’s stockholders at the 2004 Annual Meeting of Stockholders.  Mr. Mahaffey submitted his resignation as member of Telkonet, Inc. Audit Committee effective February 28, 2011.

Compensation Committee

The Company maintains a Compensation Committee of the Board of Directors. For the year ended December 31, 2010, Messrs. Davis and Paoni served on the Compensation Committee.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain of our officers to file reports of holdings and transactions in shares of Telkonet common stock with the Securities and Exchange Commission. Based on our records and other information, we believe that in 2010 our directors and our officers who are subject to Section 16 met all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth certain information with respect to compensation for services in all capacities for the years ended December 31, 2010 and 2009 paid to our Chief Executive Officer (principal executive officer), our former Chief Financial Officer and the one other most highly compensated executive officer who was serving as such as of December 31, 2010.  We refer to these officers as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)
Jason L. Tienor	2010	$200,000	(1)	$0	$50,000	$8,400	(4)	$258,400
President and Chief	2009	$200,770	(1)	$0	$0	$8,400	(4)	$209,170
Executive Officer
Richard J. Leimbach	2010	$190,000	(2)	$0	$43,333	$26,346	(5)	$259,679
Chief Financial Officer	2009	$190,731	(2)	$0	$0	$0		$190,731
Jeffrey J. Sobieski	2010	$190,000	(3)	$0	$50,000	$8,400	(4)	$248,400
Chief Operating Officer	2009	$190,731	(3)	$0	$0	$8,400	(4)	$199,131
_____________________________

(1)	Mr. Tienor had accrued and unpaid salary for the years ended December 31, 2010 and 2009 of $13,649 and $13,062, respectively.
(2)	Mr. Leimbach had accrued and unpaid salary for the years ended December 31, 2010 and 2009 of $5,882 and $24,868, respectively.
(3)	Mr. Sobieski had accrued and unpaid salary for the years ended December 31, 2010 and 2009 of $18,738 and $11,628, respectively.
(4)	Other compensation represents monthly car allowance paid to certain Telkonet executives.
(5)	Severance payments subsequent to his resignation dated August 6, 2010.

Employment Agreements

Jason L. Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement with us dated May 13, 2010.  Mr. Tienor’s employment agreement has a term of one (1) year, which may be extended by mutual agreement of the parties thereto, and provides, among other things, for an annual base salary of $200,000 per year and bonuses and benefits based on our internal policies and participation in our incentive and benefit plans.  Additional terms of the employment agreement are described under "Potential Payments upon Termination or Change in Control" below.  Notwithstanding his employment agreement’s expiration, Mr. Tienor continues to be employed and to perform services pursuant to the terms of his employment agreement pending completion of a replacement agreement.

Jeffrey J. Sobieski, Chief Operating Officer, is employed pursuant to an employment agreement with us dated May 13, 2010.  Mr. Sobieski’s employment agreement has a term of one (1) year, which may be extended by mutual agreement of the parties thereto, and provides for a base salary of $190,000 per year and bonuses and benefits based upon our internal policies and participation in our incentive and benefit plans.  Additional terms of the employment agreement are described under "Potential Payments upon Termination or Change in Control" below.   Notwithstanding his employment agreement’s expiration, Mr. Sobieski continues to be employed and to perform services pursuant to the terms of his employment agreement pending completion of a replacement agreement.

In addition, to the foregoing, stock options are periodically granted to our executive officers under our Amended and Restated Stock Option Plan, or the Plan, at the discretion of the Compensation Committee of the Board of Directors.  Executives are eligible to receive stock option grants, based upon individual performance and the performance of the company as a whole.

Retirement, Health and Welfare Benefits

We offer a variety of health and welfare and retirement programs to all employees. Our Named Executive Officers generally are eligible for the same benefit programs on the same basis as the rest of the broad-based employees.  Our health and welfare programs include medical, dental, vision, life, accidental death and disability, and short and long-term disability insurance.  In addition to the foregoing, our Named Executive Officers are eligible to participate in our 401(k) Retirement Savings Plan or the Telkonet 401(k).  All of our employees are eligible to participate in the Telkonet 401(k) upon the completion of six months of employment, subject to minimum age requirements.  Contributions by employees under the Telkonet 401(k) are immediately vested and each employee is eligible for distributions upon retirement, death or disability or termination of employment.  Depending upon the circumstances, these payments may be made in installments or in a single lump sum.

Outstanding Equity Awards at Fiscal Year-End Table

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2010 for the Named Executive Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exerciseable	Number of Securities Underlying Unexercised Options (#) Unexerciseable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Jason L. Tienor	50,000	50,000	(1)	0	$1.80	8/10/2017 (3)
Jeffrey J. Sobieski	20,000	30,000	(2)	0	$1.00	2/19/2018 (3)
_____________________________
(1)    Mr. Tienor’s options were granted on August 10, 2007 and vest ratably on a quarterly basis over a five year period.
(2)    Mr. Sobieski’s options were granted on February 19, 2008 and vest ratably on a quarterly basis over a five year period.
(3)    All options granted in accordance with the Plan have an outstanding term equal to the shorter of ten years, or the expiration of the Plan.  The Plan expires ten years from the grant date.
(4)    This table does not include disclosure of outstanding warrants held by any of our Named Executive Officers.

Potential Payments upon Termination

Each of Mr. Tienor’s and Mr. Sobieski’s employment agreements obligate us to continue to pay each executive’s base salary and provide continued participation in employee benefit plans for the duration of the term of their employment agreements in the event such executive is terminated without “cause” by us or if the executive terminates his employment for “good reason.”  “Cause” is defined as the occurrence of any of the following: (i) theft, fraud, embezzlement, or any other act of dishonesty by the executive; (ii) any material breach by the executive of any provision of the employment agreement which breach is not cured within a reasonable time (but not to exceed thirty (30) days after written notification thereof to the executive by us); (iii) any habitual neglect of duty or misconduct of the executive in discharging any of his duties and responsibilities under the employment agreement after a written demand for performance was delivered to the executive that specifically identified the manner in which the board believed the executive had failed to discharge his duties and responsibilities, and the executive failed to resume substantial performance of such duties and responsibilities on a continuous basis immediately following such demand; (iv) commission by the executive of a felony or any offense involving moral turpitude; or (v) any default of the executive’s obligations under the employment agreement, or any failure or refusal of the executive to comply with our policies, rules and regulations generally applicable to our employees, which default, failure or refusal is not cured within a reasonable time (but not to exceed thirty (30) days) after written notification thereof to the executive by us.  If cause exists for termination, the executive shall be entitled to no further compensation, except for accrued leave and vacation and except as may be required by applicable law.  “Good reason” is defined as the occurrence of any of the following: (i) any material adverse reduction in the scope of the executive’s authority or responsibilities; (ii) any reduction in the amount of the executive’s compensation or participation in any employee benefits; or (iii) the executive’s principal place of employment is actually or constructively moved to any office or other location 50 miles or more outside of Milwaukee, WI.

In the event we fail to renew the employment agreements upon expiration of the term, then we shall continue to pay the executive's base salary and provide the executive with continued participation in each employee benefit plan in which the executive participated immediately prior to expiration of the term for a period of three months following expiration of the term.  Each of Messrs. Tienor and Sobieski have agreed not to compete with us or solicit any of our employees for a period of one year following expiration or earlier termination of the employment agreements.  Assuming Mr. Tienor’s and Mr. Sobieski’s employment agreements were terminated as of December 31, 2010, the total potential maximum compensation exposure that would have been paid under these agreements would be $122,216 in the aggregate.

Directors’ Compensation

We reimburse non-management directors for costs and expenses in connection with their attendance and participation at Board of Directors meetings and for other travel expenses incurred on our behalf.  We compensate each non-management director at a rate of $4,000 per month, paid quarterly in Common Stock priced as of the 15th of the applicable month; 25,000 stock options annually which vest over a four year period; and $500 for each committee meeting of the Board of Directors such director attends, paid quarterly in Common Stock priced as of the 15th of the applicable month.

The following table summarizes all compensation paid to our directors in the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)			Total ($)
Anthony J. Paoni	$	$51,000	$1,450	(3)	$0	$0	$			$52,450
Warren V. Musser (4)	$	$32,000	$0		$0	$0		$0		$32,000
Thomas C. Lynch (5)	$	$34,500	$0		$0	$0		$0		$34,500
Joseph D. Mahaffey (6)	$	$16,500	$483	(3)	$0	$0		$0		$16,983
William H. Davis (7)	$	$16,000	$483	(3)	$0	$0		$25,000	(8)	$41,483
_____________________________
(1)	Amounts reflect the compensation cost associated with stock option grants, calculated in accordance with FASB ASC Topic 718 (formerly SFAS 123R) and using a Black-Scholes valuation method.
(2)	Compensation earned by non-employee directors for services rendered during 2010, paid in shares of common stock.
(3)
Stock options granted pursuant to the 2009 non-management director compensation plan.  For assumptions used in determining the fair value of the stock option awards granted in 2010, see Note N to our 2010 Consolidated Financial Statements.

(4)	Mr. Musser resigned from our Board of Directors on August 31, 2010.
(5)	Mr. Lynch resigned from our Board of Directors on August 31, 2010.
(6)	Mr. Mahaffey served on our Board of Directors starting September 1, 2010 and resigned February 28, 2011.
(7)	Mr. Davis served on our Board of Directors starting September 1, 2010.
(8)	Consulting Fees for 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,796,716	$1.52	12,876,952
Equity compensation plans not approved by security holders	-	-	-

Total	3,796,716	$1.52	12,876,952

The following table sets forth, as of March 15, 2011, the number of shares of the Company’s common stock and Series A convertible, redeemable preferred stock beneficially owned by each director and executive officer of the Company, by all directors and executive officers as a group, and by each person known by the Company to own beneficially more than 5.0% of the Company’s outstanding common stock and Series A convertible, redeemable preferred stock

	Common Stock		Series A Preferred Stock
Name and Address (1)	Number of Shares (2)	Percentage of Class	Number of Shares	Percentage of Class	Percentage of Voting Securities
Directors and Executive Officers
Jason L. Tienor, President, Chief Executive Officer and Director	1,190,536	*	4	1.9%	*	(3)
Jeffrey J. Sobieski, Chief Operating Officer	1,150,536	*	4	1.9%	*	(4)
Anthony J. Paoni, Chairman	852,357	*	5	2.3%	*	(5)
Warren V. Musser, Director (8)	813,492	*	0	*	*	(6)
Thomas C. Lynch, Director (9)	771,429	*	0	*	*	(7)
Joseph D. Mahaffey, Director (12)	104,178	*	0	*	*	(10)
William H. Davis, Director (13)	257,303	*	0	*	*	(11)

All Directors and Executive Officers as a group (six persons)	4,473,165	4.4%	13	6.1%	4.4%

*	Less than one percent (1%).

(1)	Unless otherwise indicated, the address of each named holder is in care of Telkonet, Inc., 10200 Innovation Drive, Suite 300, Milwaukee, WI 53226.
(2)
According to Securities and Exchange Commission rules, beneficial ownership includes shares as to which the individual or entity has voting power or investment power and any shares, which the individual or entity has the right to acquire within 60 days of the date of this table through the exercise of any stock option or other right.

(3)
Includes 1,035,136 shares of our common stock, options exercisable within 60 days to purchase 70,000 shares of our common stock at $1.80 per share, 55,096 shares of common stock issuable upon conversion of shares of our Series A convertible redeemable preferred stock, and warrants to purchase 30,304 shares of our common stock at an exercise price of $0.33 per share.

(4)
Includes 1,035,136 shares of our common stock, options exercisable within 60 days to purchase 30,000 shares of our common stock at $1.00 per share, 55,096 shares of common stock issuable upon conversion of shares of our Series A convertible redeemable preferred stock, and warrants to purchase 30,304 shares of our common stock at an exercise price of $0.33 per share.

(5)
Includes 600,607 shares of common stock, options exercisable within 60 days to purchase 80,000, 40,000 and 25,000 shares of our common stock at $1.00, $2.30 and $1.00 per share, 68,870 shares of common stock issuable upon conversion of shares of our Series A convertible redeemable preferred stock, and warrants to purchase 37,880 shares of our common stock at an exercise price of $0.33 per share.

(6)	Includes 813,492 shares of common stock.
(7)	Includes 771,429 shares of common stock.
(8)	Mr. Musser resigned from our Board of Directors effective August 31, 2010.
(9)	Mr. Lynch resigned from our Board of Directors effective August 31, 2010.
(10)	Includes 95,845 shares of common stock options exercisable within 60 days to purchase 8,333 shares of our common stock at $1.00 per share.
(11)	Includes 248,970 shares of common stock options exercisable within 60 days to purchase 8,333 shares of our common stock at $1.00 per share.
(12)	Mr. Mahaffey served on our Board of Directors effective September 1, 2010 and resigned effective February 28, 2011.
(13)	Mr. Davis served on our Board of Directors effective September 1, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Description of Related Party Transactions

Several of our officers and directors participated in our November 2009 private placement of Series A convertible redeemable preferred stock and warrants.  On November 16, 2009, we entered into an Executive Officer Reimbursement Agreement with each of Messrs. Tienor, Sobieski and Leimbach, our Chief Executive Officer, Chief Operating Officer and our then Chief Financial Officer, respectively, pursuant to which these executive officers participated in the private placement by converting a portion of our outstanding indebtedness owed to them into shares of Series A convertible redeemable preferred stock and warrants to purchase shares of our common stock.  Mr. Tienor converted $20,000 of outstanding indebtedness into four shares of Series A convertible redeemable preferred stock (convertible into 55,096 shares of common stock) and warrants to purchase 30,304 shares of common stock; Mr. Leimbach converted $10,000 of outstanding indebtedness into two shares of Series A convertible redeemable preferred stock (convertible into 27,548 shares of common stock) and warrants to purchase 15,152 shares of common stock; and Mr. Sobieski converted $20,000 of outstanding indebtedness into four shares of Series A convertible redeemable preferred stock (convertible into 55,096 shares of common stock) and warrants to purchase 30,304 shares of common stock.  Anthony Paoni, Chairman of our Board of Directors, also participated in the private placement, purchasing five shares of Series A convertible redeemable preferred stock (convertible into 68,870 shares of common stock) and warrants to purchase 37,880 shares of common stock, for an aggregate purchase price of $25,000.

From time to time the Company may receive advances from certain of its officers to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  As of December 31, 2010, the Company owed deferred salary payments to certain executive officers in the amount of $26,711 to Mr. Tienor and $30,366 to Mr. Sobieski.  As of December 31, 2010, the Company owed loan balances to certain executive officers in the amount of $12,564 to Mr. Tienor and $12,552 to Mr. Sobieski.

Indemnification Agreements

On March 31, 2010, the Company entered into Indemnification Agreements with directors Anthony Paoni, Joseph Mahaffey and William Davis, and executives Jason Tienor, President and Chief Executive Officer and Jeffrey Sobieski, Chief Operating Officer.

The Indemnification Agreements provide that the Company will indemnify the Company's officers and directors, to the fullest extent permitted by law, relating to, resulting from or arising out of any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation by reason of the fact that such officer or director (i) is or was a director, officer, employee or agent of the Company or (ii) is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. In addition, the Indemnification Agreements provide that the Company will make an advance payment of expenses to any officer or director who has entered into an Indemnification Agreement, in order to cover a claim relating to any fact or occurrence arising from or relating to events or occurrences specified in this paragraph, subject to receipt of an undertaking by or on behalf of such officer or director to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Company as authorized under this Agreement,.

Director Independence

The Board of Directors has determined that Messrs. Davis, Mahaffey and Paoni are “independent” under the listing standards of the NYSE AMEX.  Mr. Mahaffey submitted his resignation as a member of the Telkonet Board of Directors effective February 28,2011.  Each of Messrs. Davis and Paoni serve on, and are the only members of, the Company’s Audit Committee and Compensation Committee.  Although the Company does not maintain a standing Nominating Committee, nominees for election as directors are considered and nominated by a majority of the Company’s independent directors in accordance with the NYSE AMEX listing standards. “Independence” for these purposes is determined in accordance with Section 121(A) of the NYSE AMEX Rules and Rule 10A-3 under the Securities Exchange Act of 1934.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2010 and 2009.

	December 31, 2010	December 31, 2009
1. Audit Fees	$157,900	$185,413
2. Audit Related Fees	14,225	24,250
3. Tax Fees	--	--
4. All Other Fees	--	--
Total Fees	$172,125	$209,663

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

Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company’s Audit Committee Charter, the independent auditors and management are required to report to the Company’s audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit fees, audit-related fees, tax fees and other fees incurred by the Company for the year ended December 31, 2010 were approved by the Company’s audit committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of RBSM LLP on Consolidated Financial Statements as of and for the years ended December 31, 2010 and December 31, 2009

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years ended December 31, 2010 and 2009

Consolidated Statements of Equity for the Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for Years ended December 31, 2010 and 2009

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

 EXHIBIT INDEX

The following exhibits are included herein or incorporated by reference:

Exhibit Number	Description Of Document
2.1	MST Stock Purchase Agreement and Amendment (incorporated by reference to our 8-K filed on February 2, 2006)
2.2	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K filed on March 2, 2007)
2.3	Unit Purchase Agreement by and among Telkonet, Inc., EthoStream, LLC and the members of EthoStream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K filed on March 16, 2007)
2.4	Asset Purchase Agreement by and between Telkonet Inc. and Dynamic Ratings, Inc. dated as of March 4, 2011(incorporated by reference to our Form 8-K filed on March 9, 2011)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
3.3	Amendment to Articles of Incorporation (incorporated by reference to our Form 8-K (No. 001-31972), filed November 18, 2009)
3.4	Amendment to the Articles of Incorporation (incorporated by reference to our Form 8-K filed on August 9, 2010)
3.5	Amendment to the Articles of Incorporation, adopted November 17, 2010
3.6	Bylaws of the Registrant ((incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.1	Form of Series A Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.2	Form of Series A Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)
4.3	Form of Series B Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.4	Form of Series B Non-Detachable Warrant (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.5	Form of Senior Note (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.6	Form of Non-Detachable Senior Note Warrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.7	Senior Convertible Note by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.8	Senior Convertible Note by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.9	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.10	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.11	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K (No. 001-31972), filed on September 6, 2006)
4.12	Form of Accelerated Payment Option Warrant to Purchase Common Stock (incorporated by reference to our Registration Statement on Form S-3 (No. 333-137703), filed on September 29, 2006.
4.13	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)
4.14	Senior Note by Telkonet, Inc. in favor of GRQ Consultants, Inc. (incorporated by reference to our Form 10-Q (No. 001-31972), filed November 9, 2007)
4.15	Warrant to Purchase Common Stock by Telkonet, Inc in favor of GRQ Consultants, Inc. (incorporated by reference to our Form 10-Q (No. 001-31972), filed November 9, 2007)
4.16	Form of Promissory Note (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008)
4.17	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008)
4.18	Form of Convertible Debenture (incorporated by reference to our Form 8-K (No. 001-31972) filed on June 5, 2008)
4.19	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on June 5, 2008)
4.20	Promissory Note, dated September 11, 2009, by and between Telkonet Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
4.21	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on November 18, 2009)
4.22	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on August 9, 2009)
4.23	Promissory Note, dated March 4, 2011, issued by Telkonet Inc. to Dynamic Ratings, Inc (incorporated by reference to our Form 8-K filed on March 9, 2011)

10.1	Amended and Restated Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-161909), filed on September 14, 2009)
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

10.4	Employment Agreement by and between Telkonet, Inc. and Jason L. Tienor, dated as of May 13, 2010 (incorporated by reference to our Form 8-K filed May 13, 2010)
10.5	Employment Agreement by and between Telkonet, Inc. and Jeffrey J. Sobieski, dated as of May 13, 2010 (incorporated by reference to our Form 8-K filed May 13, 2010)
10.6	Loan Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
10.7
General Business Security Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)

10.8	Series A Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.9	Series A Convertible Redeemable Preferred Stock Registration Rights Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.10	Form of Executive Officer Reimbursement Agreement (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.11	Form of Director and Officer Indemnification Agreement (incorporated by reference to our Form 10-K filed on March 31, 2010)
10.12	Series B Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.13	Series B Convertible Redeemable Preferred Stock Registration Rights Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.14	Form of Executive Officer Reimbursement Agreement (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.15	Form of Transition Agreement and Release (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.16	2010 Stock Option and Incentive Plan (incorporated by reference to our Definitive Proxy Statement filed on September 29, 2010)
10.17	Distribution Agreement by and between, Telkonet Inc. and Dynamic Ratings, Inc., dated as of March 4, 2011(incorporated by reference to our Form 8-K filed on March 9, 2011)
10.18	Consulting Agreement by and between Telkonet Inc. and Dynamic Ratings, Inc, dated as of March 4, 2011(incorporated by reference to our Form 8-K filed on March 9, 2011)
14	Code of Ethics (incorporated by reference to our Form 10-KSB (No. 001-31972), filed on March 30, 2004)
21	Telkonet, Inc. Subsidiaries (incorporated by reference to our Form 10-K (No. 001-31972) filed March 16, 2007)
23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm
24	Power of Attorney (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELKONET, INC.

Dated: March 29, 2011	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason L. Tienor	Chief Executive Officer and Director	March 29, 2011
Jason Tienor	(principal executive officer)

/s/ Richard E. Mushrush	Controller & Acting Chief Financial Officer	March 29, 2011
Richard E. Mushrush	(principal financial officer) (principal accounting officer)

/s/ Anthony J. Paoni	Chairman of the Board	March 29, 2011
Anthony J. Paoni

/s/ William H. Davis	Director	March 29, 2011
William H. Davis

SECURITIES AND EXCHANGE COMMISSION
WAS HINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES
DECEMBER 31, 2010 AND 2009

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

TELKONET, INC.

TELKONET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Telkonet, Inc.
Milwaukee, WI

We have audited the accompanying consolidated balance sheets of Telkonet, Inc. and its subsidiaries (the "Company") as of December 31, 2010 and 2009 and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
RBSM LLP

New York, New York
March 29, 2011

TELKONET, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$136,030	$503,870
Accounts receivable, net	799,185	251,684
Inventories	599,402	906,583
Other current assets	197,565	246,936
Total current assets	1,732,182	1,909,073

Property and equipment, net	112,997	254,499

Other assets:
Deferred financing costs, net	56,732	227,767
Goodwill and other intangible assets, net	13,654,103	13,895,792
Investments	-	8,000
Total other assets	13,710,835	14,131,559

Total Assets	$15,556,014	$16,295,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,402,950	$2,866,120
Accrued liabilities and expenses	1,157,873	2,271,838
Line of credit	-	387,000
Note payable - current	47,536	-
Note payable - related party	25,114	-
Convertible debentures, net of debt discounts of $134,625	1,471,398	-
Derivative liability - current	619,698	-
Other current liabilities	170,033	169,606
Total current liabilities	5,894,602	5,694,564

Long-term liabilities:
Convertible debentures, net of debt discounts of $457,560	-	1,148,463
Derivative liability – long term	1,282,077	1,881,299
Note payable – long term	252,464	300,000
Other long term liabilities	-	50,791
Total long-term liabilities	1,534,541	3,380,553

Commitments and contingencies	-	-
Temporary equity
Redeemable preferred stock, Series A; par value $.001 per share; 215 shares authorized, 215 shares issued and outstanding at December 31, 2010 and 2009, respectively, net (Face value $1,075,000)	890,475	732,843
Redeemable preferred stock, Series B; par value $.001 per share; 267 shares authorized, 267 and 0 shares issued and outstanding at December 31, 2010 and 2009, respectively, net (Face value $1,335,000)	653,371	-

Permanent equity
Stockholders’ Equity
Preferred stock, undesignated, par value $.001 per share; 14,999,518 shares authorized; none issued and outstanding at December 31,2010 and 2009, respectively	-	-
Common stock, par value $.001 per share; 190,000,000 shares authorized; 101,258,725 and 96,563,771 shares issued and outstanding at December 31, 2010 and 2009, respectively	101,261	96,564
Additional paid-in-capital	121,995,117	120,132,088
Accumulated deficit	(115,513,353)	(113,741,481)
Total Stockholders’ equity	6,583,025	6,487,171

Total Liabilities and Stockholders’ Equity	$15,556,014	$16,295,131
See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSSES) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Revenues, net:
Product	$6,632,107	$6,521,906
Recurring	4,626,669	3,996,147
Total Revenue	11,258,776	10,518,053

Cost of Sales:
Product	4,133,533	3,878,988
Recurring	1,285,575	1,313,108
Total Cost of Sales	5,419,108	5,192,096

Gross Profit	5,839,668	5,325,957

Operating Expenses:
Research and Development	1,010,719	1,080,148
Selling, General and Administrative	5,577,194	7,130,858
Impairment of Goodwill and Other Long Lived Assets	-	1,000,000
Depreciation and Amortization	283,714	348,189
Total Operating Expenses	6,871,627	9,559,195

Loss from Operations	(1,031,959)	(4,233,238)

Other Income (Expenses):
Financing Expense, net	(607,674)	(1,384,502)
(Loss) Gain on Derivative Liability	(20,476)	777,750
Loss on Sale of Investments	-	(29,371)
Impairment of Investment in Marketable Securities	(8,000)	(367,653)
Gain (Loss) on fixed asset disposal	(103,763)	-
Total Other Income (Expenses)	(739,913)	(1,003,776)

Loss from Continuing Operations Before Provision for Income Tax	(1,771,872)	(5,237,014)

Provision for Income Tax	-	-

Loss from Continuing Operations	$(1,771,872)	$(5,237,014)

Discontinued Operations
Loss from Discontinued Operations	-	(635,735)
Gain on Deconsolidation	-	6,932,586

Net Income (Loss) attributable to common stockholders	$(1,771,872)	$1,059,837

Net Income (Loss) per share:
Loss per share from continuing operations – basic and diluted	$(0.02)	$(0.06)
Income (Loss) per share from discontinued operations – basic and diluted	$-	$0.07
Net Income (Loss) per share – basic	$(0.02)	$0.01
Net Income (Loss per share – diluted	$(0.02)	$0.01
Weighted average common shares outstanding – basic	98,233,829	94,486,950
Weighted average common shares outstanding – diluted	98,233,829	102,866,200

Comprehensive Income (Loss):
Net Income (Loss)	$(1,771,872)	$1,059,837
Unrealized gain (loss) on investment	-	32,750

Comprehensive Income (Loss)	$(1,771,872)	$1,092,587

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at January 1, 2009			87,525,495	$87,526	$118,197,450	$(114,801,318)	$(32,750)	$262,795	$3,713,703

Shares issued in exchange for services rendered at approximately $0.12 per share	-	-	83,333	83	9,917	-	-	-	10,000

Shares issued for warrants exercised at $0.09 per share	-	-	780,000	780	70,746	-	-	-	71,526

Shares issued in exchange for convertible debentures	-	-	8,174,943	8,175	714,339	-	-	-	722,514

Stock-based compensation expense related to employee stock options	-	-	-	-	216,842	-	-		216,842

Re-pricing of investor warrants	-	-	-	-	70,486	-	-	-	70,486

Issuance of investor warrants	-	-	-	-	510,151	-	-	-	510,151

Warrants issued with redeemable convertible preferred stock	-	-	-	-	287,106	-	-	-	287,106

Beneficial conversion feature of redeemable convertible preferred stock	-	-	-	-	70,922	-	-	-	70,922

Accretion of preferred discount	-	-	-	-	(5,967)	-	-	-	(5,967)

Accretion of preferred dividends	-	-	-	-	(9,904)	-	-	-	(9,904)

Unrealized Gain on available for sale securities	-	-	-	-	-	-	32,750	-	32,750

Reclass of non-controlling interest	-	-	-	-	-	-	-	(262,795)	(262,795)

Income from discontinued operations	-	-	-	-	-	6,296,851	-	-	6,296,851

Loss from continuing operations	-	-	-	-	-	(5,237,014)	-	-	(5,237,014)

Balance at December 31, 2009	-	$-	96,563,771	$96,564	$120,132,088	$(113,741,481)	$-	$-	$6,487,171

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2010			96,563,771	$96,564	$120,132,088	$(113,741,481)	$6,487,171

Shares issued in exchange for services rendered at approximately $0.19 per share	-	-	550,723	552	77,143	-	77,694

Shares issued to director and management at approximately $0.19 per share	-	-	3,919,821	3,920	1,093,746	-	1,097,666

Shares issued to director and management at approximately $0.165 per share	-	-	224,410	225	36,775	-	37,000

Stock-based compensation expense related to employee stock options	-	-	-	-	132,386	-	132,386

Beneficial conversion feature of redeemable convertible preferred stock	-	-	-	-	394,350	-	394,350

Warrants issued with redeemable convertible preferred stock	-	-	-	-	394,350	-	394,350

Warrant repurchase and cancellation					(1,000)		(1,000)

Accretion of preferred stock discount	-	-	-	-	(135,638)	-	(135,638)

Accretion of preferred stock dividends	-	-	-	-	(129,083)	-	(129,065)

Loss from continuing operations	-	-	-	-	-	(1,771,872)	(1,771,872)

Balance at December 31, 2010	-	$-	101,258,725	$101,261	$121,995,117	$(115,513,353)	$6,583,042

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Cash Flows from Operating Activities:
Net (loss) income attributable to common shareholders	$(1,771,872)	$1,059,837
Net (income) from discontinued operations	-	(6,296,851)
Net loss from continuing operations	(1,771,872)	(5,237,014)

Adjustments to reconcile net loss from operations to cash used in operating activities:
Amortization of debt discounts and financing costs	493,970	683,317
Impairment of goodwill and long-lived assets	-	1,000,000
Impairment of investment	8,000	367,653
Loss on sale of investment	-	29,371
Loss(Gain) on derivative liability	20,476	(777,750)
Stock based compensation	291,052	226,842
Loss on disposal of fixed assets	103,763	-
Fair value of issuance of warrants and re-pricing (financing expense)	-	580,637
Depreciation and Amortization	283,713	348,188

Increase / decrease in:
Accounts receivable, trade and other	(615,163)	1,341,211
Inventories	307,181	827,357
Other current assets	48,471	65,184
Deferred revenue	(33,893)	(943)
Other Assets	52,081	(46,492)
Accounts payable, accrued expenses, net	(522,705)	(26,905)
Cash used in continuing operations	(1,334,926)	(619,344)
Cash used in discontinued operations		(287,997)
Net Cash Used In Operating Activities	(1,334,926)	(907,341)

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,800)	(2,675)
Advances to unconsolidated subsidiary	-	(305,539)
Proceeds from sale of investment	-	33,129
Cash used in continuing operations	(4,800)	(275,085)
Cash used in discontinued operations	-	(5,979)
Net Cash Used In Investing Activities	(4,800)	(281,064)

Cash Flows From Financing Activities:
Proceeds from issuance of note payable		300,000
Proceeds from the issuance of preferred stock	1,335,000	1,075,000
Repayments on line of credit	(387,000)	(187,005)
Financing fees for line of credit and factoring agreement	-	(25,000)
Repurchase of warrants	(1,000)	-
Proceeds from note payable – related party	24,886	-
Proceeds from exercise of stock options and warrants	-	71,526
Repayment of capital lease and other	-	(4,714)
Cash provided by continuing operations	971,886	1,229,807
Cash provided by discontinued operations	-	293,976
Net Cash Provided By Financing Activities	971,886	1,523,783
Net (Decrease) Increase In Cash and Equivalents	(367,840)	335,378
Cash and cash equivalents at the beginning of the year	503,870	168,492

Cash and cash equivalents at the end of the year	$136,030	$503,870

 See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for financing expenses	$440,203	$350,926
Income taxes paid	-	-

Non-cash investing and financing transactions:
Beneficial conversion feature of redeemable convertible preferred stock	394,350	70,922
Value of warrants issued with redeemable convertible preferred stock	394,350	287,106
Value of common stock issued for conversion debenture principal	-	722,514
Accrued interest reclassified as convertible debenture principal	-	191,887

See accompanying notes to consolidated financial statements

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Also, in March 2007, the Company acquired 100% of the outstanding membership units of EthoStream, LLC, a network solutions integration company that offers installation, sales and service to the hospitality industry. The EthoStream acquisition will enable Telkonet to provide installation and support for PLC products and third party applications to customers across North America.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss from continuing operations of $(1,771,872) and cash used in operations of $ (1,334,926) for the year ended December 31, 2010. Additionally, the Company has accumulated deficit of $(115,513,353) and a working capital deficit of $(4,162,420) as of December 31, 2010.

The Company believes that anticipated revenues from operations will be insufficient to satisfy its ongoing capital requirements for at least the next 12 months.  If the Company’s financial resources from operations are insufficient, the Company will require financing in addition to the funds received from the sale of the Series 5 product line (see Note W) in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

Management intends to raise capital through asset-based financing and/or the sale of its stock in private placements.  Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. There can be no assurance that the Company will be successful in obtaining additional funding.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The allowance for doubtful accounts was $175,000 at December 31, 2010 and December 31, 2009. Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past due date.  The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period.  Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history.  Typically, accounts are only escalated to “uncollectible” status after multiple attempts have been made to communicate with the customer.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Investments

 Telkonet maintained investments in two publicly-traded companies during the year ended December 31, 2009.  The Company classified these securities as available for sale.  Such securities are carried at fair market value.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.  There were no unrealized gains or losses for the year ended December 31, 2010 and an unrealized loss of $32,750 was recorded for the year ended December 31, 2009.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations.   Realized losses of $397,024 were recognized for the year ended December 31, 2009, of which, a $29,371 loss was recorded in February 2009 for the sale of the Company’s remaining investment in Multiband, and a $367,653 loss was recorded in September 2009 for the write-off of the Company’s remaining investment in Geeks on Call America, Inc.

Deferred Financing Costs

Deferred financing costs are being amortized under the straight-line method over the term of the related indebtedness and are included in interest expense in the accompanying consolidated statements of operations.

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

In June 2006, the FASB issued FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of ASC 740-10-25, as required. As a result of implementing ASC 740-10-25, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740-10-25 did not have a material effect on the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The most significant of these estimates is the process of estimating the assumptions dealing with the impairment evaluation for goodwill and other intangible assets and in the determination of the derivative liability. Accordingly, actual results could differ from those estimates.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Revenue Recognition

The Company derives its revenue from product sales and certain recurring services.

For revenue from product sales, the Company recognizes revenue in accordance with FASB’s Accounting Standards Codification, or ASC, 605-10, and ASC Topic 13 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required.  The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

For revenue generated from recurring services, the Company recognizes revenue at the start of the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. The recurring revenue consists primarily of HSIA support services and advertising revenue.  Advertising recurring revenue is based on impression-based statistics for a given period from customer site visits to the Company’s under the terms of advertising agreements entered into with third-parties.

 Guarantees and Product Warranties

Accounting Standards Codification subtopic 460-10, Guarantees (“ASC 460-10”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The Company’s guarantees were issued subject to the recognition and disclosure requirements of ASC 460-10 as of December 31, 2010 and 2009. The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the year ended December 31, 2010 and 2009, the Company experienced approximately three percent of units returned. As of December 31, 2010 and 2009, the Company recorded warranty liabilities in the amount of $42,293 and $104,917, respectively, using this experience factor.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $15,257 and $4,735 in advertising costs during the years ended December 31, 2010 and 2009, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2010 and 2009 were $1,010,719 and $1,080,148, respectively.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding the method to allocate resources and assess performance. With the exception to the discontinued operations of MSTI, the Company has one reportable segment for financial reporting purposes, which represents our core business.  The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. The Company’s management relies on the internal management system to provide sales, cost and asset information for the business as a whole.

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

Stock-based compensation expense for the years ended December 31, 2010 and 2009 was $132,386 and $216,842, respectively, net of tax effect.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company is currently assessing the impact on its consolidated financial position and results of operations.

In January 2010, the FASB issued FASB ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which clarifies certain existing disclosure requirements in ASC 820 as well as requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009. The Company has adopted the requirements of this accounting pronouncement.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

NOTE C - INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at December 31, 2010 are:

	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets: EthoStream subscriber lists	$2,900,000	$(916,343)	$1,983,657	-	12.0
Total Amortized identifiable Intangible Assets	2,900,000	(916,343)	1,983,657		12.0
Goodwill - EthoStream	5,796,430	-	5,796,430	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$14,570,446	$(916,343)	$13,654,103	$-

Total identifiable intangible assets acquired and their carrying values at December 31, 2009 are:

	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Intangible Assets and Goodwill:
Amortized Identifiable Intangible Assets: EthoStream subscriber lists	$2,900,000	$(674,663)	$2,225,337	$-	12.0
Total Amortized identifiable Intangible Assets	2,900,000	(674,663)	2,225,337		12.0
Goodwill - EthoStream	6,796,430	(1,000,000)	5,796,430	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$15,570,446	$(1,674,663)	$13,895,783	$-

Total amortization expense charged to operations for the year ended December 31, 2010 and 2009 was $241,677 and $241,677, respectively. Estimated future amortization expense as of December 31, 2010 is as follows:

Years Ended December 31,
2011	$241,667
2012	241,667
2013	241,667
2014	241,667
2015 and after	1,016,989
Total	$1,983,657

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

NOTE D - ACCOUNTS RECEIVABLE

Components of accounts receivable as of December 31, 2010 and 2009 are as follows:

	2010	2009
Accounts receivable (factored)	$-	$736,781
Advances from factor	-	(462,957)
Due from factor	-	273,824
Accounts receivable (non-factored)	974,185	152,860
Allowance for doubtful accounts	(175,000)	(175,000)
Total	$799,185	$251,684

In February 2008, the Company entered into a factoring agreement to sell, without recourse, certain receivables to an unrelated third party financial institution in an effort to accelerate cash flow.  Under the terms of the factoring agreement the maximum amount of outstanding receivables at any one time was $2.5 million.  Proceeds on the transfer reflected the face value of the account less a discount.  The discount was recorded as interest expense in the Consolidated Statement of Operations in the period of the sale.  Net funds received reduced accounts receivable outstanding while increasing cash.  Fees paid pursuant to this arrangement are included in “Financing expense” in the Consolidated Statement of Operations and amounted to $125,213 for the year ended December 31, 2010. The amounts borrowed are collateralized by the outstanding accounts receivable, and are reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets. The Company did not renew the factoring agreement upon its expiration in September 2010.

NOTE E - INVENTORIES

Components of inventories as of December 31, 2010 and 2009 are as follows:

	2010	2009
Raw Materials	$115,033	$540,434
Finished Goods	684,369	566,149
Reserve for Obsolescence	(200,000)	(200,000)
Total	$599,402	$906,583

NOTE F - OTHER CURRENT ASSETS

Components of other current assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
Investment in sales-type lease - current	$-	$899
Prepaid expenses and deposits	197,565	246,037
Total	$197,565	$246,936

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE G - PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2010 and 2009 consists of the following:

	2010	2009
Telecommunications and related equipment	117,637	117,637
Development Test Equipment	153,485	153,487
Computer Software	160,894	160,894
Leasehold Improvements	2,675	228,017
Office Equipment	354,097	371,251
Office Fixtures and Furniture	237,811	246,298
Total	1,026,599	1,277,584
Accumulated Depreciation	(913,602)	(1,023,085)
	$112,997	$254,499

Depreciation expense included as a charge to income was $42,034 and $106,513 for December 31, 2010 and 2009 respectively.

NOTE H - INVESTMENTS

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

On February 8 2008, Geeks on Call Acquisition Corp., a newly formed, wholly-owned subsidiary of Geeks On Call Holdings, Inc., (formerly Lightview, Inc.) merged with GOCA. As a result of the merger, the Company’s common stock in GOCA was exchanged for shares of common stock of Geeks on Call Holdings Inc.  Immediately following the merger, Geeks on Call Holdings Inc. completed a private placement of its common stock for aggregate gross proceeds of $3,000,000. As a result of this transaction, the Company’s 30% interest in GOCA became an 18% interest in Geeks on Call Holdings Inc.  The Company has determined that its investment in GOCA was impaired because it believed that the fair market value of GOCA has permanently declined.   Accordingly, the Company wrote-off $4,098,514 during the year ended December 31 2008.   The remaining value of this investment, which amounted to $367,653 was determined to be permanently impaired and therefore was completely written off during the year ended December 31, 2009.

Multiband Corporation

In connection with a payment of $75,000 of accounts receivable, the company received 30,000 shares of common stock of Multiband Corporation, a Minnesota-based communication services provider to multiple dwelling units.  The Company classifies this security as available for sale, and is carried at fair market value.  The Company in prior years recorded losses on this investment of $42,250.  The remaining value of this investment amounted to $29,750 as of December 31, 2008.  The Company sold its remaining investment in Multiband and recorded a loss of $29,371 in January 2009.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

 Amperion, Inc.

On November 30, 2004, Telkonet entered into a Stock Purchase Agreement (“Agreement”) with Amperion, Inc. ("Amperion"), a privately held company. Amperion is engaged in the business of developing networking hardware and software that enables the delivery of high-speed broadband data over medium-voltage power lines. Pursuant to the Agreement, the Company invested $500,000 in Amperion in exchange for 11,013,215 shares of Series A Preferred Stock for an equity interest of approximately 4.7%.  Telkonet accounted for this investment under the cost method, as the Company does not have the ability to exercise significant influence over operating and financial policies of the investee. The remaining value of Telkonet’s investment in Amperion was $8,000 at December 31, 2009.  On December 31, 2010, management determined that the entire investment in Amperion, Inc. was impaired and the remaining value of $8,000 was written off during the year ended December 31, 2010.

NOTE I - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Accounts payable	$2,402,950	$2,866,120
Accrued expenses and liabilities	368,818	1,101,036
Accrued payroll and payroll taxes	746,232	1,042,268
Accrued interest	530	23,617
Warranty	42,293	104,917
Total	$3,560,823	$5,137,958

NOTE J - LINE OF CREDIT

In September 2008, the Company entered into a two-year line of credit facility with Thermo Credit LLC, a third party financial institution.  The line of credit has an aggregate principal amount of $1,000,000 and is secured by the Company’s inventory.  The outstanding principal balance bears interest at the greater of (i) the Wall Street Journal Prime Rate plus nine (9%) percent per annum, adjusted on the date of any change in such prime or base rate, or (ii) Sixteen percent (16%).  Interest, computed on a 365/360 simple interest basis, and fees on the credit facility are payable monthly in arrears on the last day of each month and continuing on the last day of each month until the maturity date.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time.  In the event of such prepayment, the lender will be entitled to receive a prepayment fee of four percent (4.0%) of the highest aggregate loan commitment amount if prepayment occurs before the end of the first year and three percent (3.0%) if prepayment occurs thereafter.  The outstanding borrowing under the agreement at December 31, 2010, and 2008, was $0 and $574,005, respectively.  The Company has incurred interest expense of $131,538 related to the line of credit for the year ended December 31, 2010. The Prime Rate was 3.25% at December 31, 2010. The Company did not renew the agreement with line of credit facility in September 2010.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE K - SENIOR CONVERTIBLE DEBENTURES AND SENIOR NOTES PAYABLE

Senior Convertible Debenture

A summary of convertible debentures payable at December 31, 2010 and 2009 is as follows:

	December 31, 2010	December 31, 2009
Senior Convertible Debentures, accrue interest at 13% per annum and mature on May 29, 2011	$1,606,023	$1,606,023
Debt Discount - beneficial conversion feature, net of accumulated amortization of $ 733,756 and $558,256 at December 31, 2010 and 2009, respectively.	(73,208)	(248,633)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $616,593 and $469,113 at December 31, 2010 and 2009, respectively.	(61,417)	(208,927)
Total	1,471,398	1,148,463
Less: Current portion	(1,471,398)	-
Total Long term portion	$-	$1,148,463

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

During the year ended December 31, 2009, $722,514 of the principal value of the debentures was converted into 8,174,943 shares of common stock.  Accordingly, as of December 31, 2010, the Company has $1,606,023 outstanding in convertible debentures.

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

The embedded derivative does not qualify as a fair value or cash flow hedge under ASC 815. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a gain of $777,750 recognized for the year ended December 31, 2009 and a loss of $20,476 for the year ended December 31, 2010.

The Company determines the fair value of the embedded derivatives and records them as a discount to the debt and a derivative liability on the date of issue. The Company recognizes an immediate financing expense for any excess in the fair value of the derivatives over the debt amount.  Upon conversion of the debt to equity, any remaining unamortized discount is charged to financing expense.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The Company amortized the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $322,980, and $453,948, respectively, for the year ended December 31, 2010 and 2009.

At December 31, 2010, the Senior Convertible Debenture had an estimated fair value of $1.6 million.

Subsequent to the year end the Company retired substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and canceled the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note for $50,000. See Note W for additional details.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of two (2.00) percent. Payment of interest and principal is to be made in the following manner:   (a) payment of any and all interest that accrued from the date of disbursement commences on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty.  The credit facility is secured by the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company.  The outstanding borrowing under the agreement at December 31, 2010 and 2009 was $300,000.

Aggregate maturities of long-term debt as of December 31, 2010 are as follows:

For the twelve months ended December 31,	Amount
2011	$1,653,559
2012	48,495
2013	49,474
2014	50,484
2015 and thereafter	104,011
$1,906,023

NOTE L - REDEEMABLE PREFERRED STOCK

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

On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share.  The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares.  Since the Series A may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at December 31, 2010.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The charge to additional paid in capital for amortization of discount and costs for the year ended December 31, 2010 and 2009 was $71,604 and $5,967, respectively.

For the year ended December 31, 2010 and 2009, we have accrued dividends in the amount of $95,932 and $9,904, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

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

On August 4, 2010, the Company sold 267 shares of Series B convertible into 10,269,231shares of the Company’s common stock at $0.13 per share, and with attached warrants to purchase an aggregate of 5,134,626 shares of the Company's common stock at $.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,335,000 from the sale of the Series B shares.  Since the Series B may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at December 31, 2010.

In accordance with ASC 470 Topic “Debt”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $394,350 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $394,350 to the Series B preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 1.76%, (4) expected life of 5 years, and (5) estimated fair value of Telkonet common stock of $0.109 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $788,700, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, the discount will be amortized over the period from issuance to August 4, 2015 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

The charge to additional paid in capital for amortization of Series B discount and costs for the period ended December 31, 2010 was $64,034.  There was no amortization of discounts for Series B preferred stock for the period ended December 31, 2009.

For the year ended December 31, 2010 we have accrued dividends for Series B in the amount of $43,037. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. There were no accrued dividends for Series B preferred stock for the period ended December 31, 2009.

NOTE M - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. As of December 31, 2010 the Company has 215 and 267 shares of preferred stock issued and outstanding, designated Series A and B preferred stock, respectively.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

During the year ended December 31, 2010, the Company issued 550,723 shares of common stock to consultants for services performed and services accrued in fiscal 2010.  These shares were valued at $77,694, which approximated the fair value of the shares when they were issued.

During the year ended December 31, 2010, the Company issued 4,144,231 shares of common stock to directors and management for services performed and services accrued in fiscal 2010.  These shares were valued at $1,134,666, which approximated the fair value of the shares when they were issued.

NOTE N - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	1,833,800	2.78	$1.04	1,623,104	$1.03
$2.00 - $2.99	365,000	3.26	$2.40	340,717	$2.39
$3.00 - $3.99	265,000	5.42	$3.04	241,221	$3.04
$4.00 - $4.99	35,000	4.74	$4.27	35,000	$4.27
$5.00 - $5.99	50,000	4.63	$5.26	50,000	$5.26
	2,548,800	3.19	$1.57	2,290,042	$1.59

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2009	6,993,929	$1.82
Granted	320,000	1.00
Exercised	-	-
Cancelled or expired	(1,193,046)	2.91
Outstanding at December 31, 2009	6,120,883	$1.56
Granted	-	-
Exercised	-	-
Cancelled or expired	(3,572,083)	1.62
Outstanding at December 31, 2010	2,548,800	$1.57

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2010 and 2009 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2010	2009
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.3%	3.5%
Expected stock price volatility	125.8%	81%
Expected dividend payout	-	-
Expected option life (in years)	4	5.0
Fair value per share of options granted	$0.06	$0.30

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

There were no options exercised during the years ended December 31, 2010 and 2009.  Additionally, the total fair value of shares vested during the year ended December 31, 2010 and 2009 was $132,386 and $216,842, respectively.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the year ended December 31, 2010 and 2009 was $254,052 and $235,234, respectively.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants.  These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	425,000	1.12	$1.00	425,000	$1.00

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

 Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2009	740,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	(65,000)	1.00
Outstanding at December 31, 2009	675,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	(250,000)	1.00
Outstanding at December 31, 2010	425,000	$1.0010

There were no non-employee stock options vested during the years ended December 31, 2010 and 2009, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	16,865,395	3.57	$0.13	16,865,395	$0.13
$0.33	1,705,539	3.76	$0.33	1,705,539	$0.33
$0.60	800,000	2.35	$0.60	800,000	$0.60
$1.00	500,000	1.03	$1.00	500,000	$1.00
$2.59	431,226	.62	$2.59	431,226	$2.59
$3.82	1,442,870	2.09	$3.82	1,442,870	$3.82
$4.17	359,712	1.56	$4.17	359,712	$4.17
	22,104,742	3.30	$0.51	22,104,742	$0.51

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2009	8,457,767	$2.19
Issued	4,481,174	0.58
Exercised	(780,000)	0.09
Canceled or expired	-	-
Outstanding at December 31, 2009	12,158,941	$1.60
Issued	12,819,897	0.28
Exercised	-	-
Canceled or expired	(2 ,874,096)	3.29
Outstanding at December 31, 2010	22,104,742	$0.51

The Company issued 7,109,557 warrants to a Convertible Debenture holder, 5,134,626 warrants to Series B preferred stockholders, and 515,774 to Convertible Senior Notes holders during the year ended December 31, 2010.    The Company issued 2,121,212 warrants to a Convertible Debenture holder, 1,628,800 warrants to Series A preferred stockholders, and 231,162 to Convertible Senior Notes holders during the year ended December 31, 2009.    The Company did not issue any compensatory warrants during the years ended December 31, 2010 or 2009.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The purchase price of the warrants issued to Convertible Senior Note holders was adjusted from $3.82 to $3.41 per share and approximately 515,774 additional warrants were issued during the year ended December 31, 2009 in accordance with the anti-dilution protection provision of the Convertible Senior Notes Payable Agreement (the “Agreement”) dated October 27, 2005, upon the occurrence of certain events as defined in the Agreement.

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

In December 2010, the Company came to an agreement that repurchased all King’s Road warrants in exchange for the amount of $1,000 dollars.

NOTE O - RELATED PARTY TRANSACTIONS

In connection with the Series A Preferred Stock private placement transaction, on November 16, 2009, the Company entered into an Executive Officer Reimbursement Agreement with each of (i) Jason L. Tienor, the Company’s President and Chief Executive Officer, (ii) Richard J. Leimbach, the Company’s former Chief Financial Officer (as of December 31,2009), and (iii) Jeffrey J. Sobieski, the Company’s Chief Operating Officer (collectively, the “Executive Officers”), pursuant to which the Executive Officers agreed to convert a portion of outstanding indebtedness of the Company owed to such Executive Officers into Series A shares and Warrants pursuant to the Securities Purchase Agreement.  Mr. Tienor converted $20,000 of outstanding indebtedness into 4 Series A shares and Warrants to purchase 30,304 shares of Common Stock. Mr. Leimbach converted $10,000 of outstanding indebtedness into 2 Series A shares and Warrants to purchase 15,152 shares of Common Stock. Mr. Sobieski converted $20,000 of outstanding indebtedness into 4 Series A shares and Warrants to purchase 30,304 shares of Common Stock.

Anthony Paoni, Chairman of the Company’s Board of Directors, participated in the private placement of Series A Preferred Stock, purchasing five shares of Series A convertible redeemable preferred stock (convertible into 68,870 shares of common stock) and warrants to purchase 37,880 shares of common stock, for an aggregate purchase price of $25,000.

From time to time the Company may receive advances from certain of its officers in the form of salary deferment and cash advances, to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  As of December 31, 2010, the Company owed deferred salary payments to certain executive officers in the amount of $26,771 to Jason L. Tienor, President, and $30,366 to Jeffrey J. Sobieski, Chief Operating Officer.  As of December 31, 2010, the Company owed loan balances to certain executive officers in the amount of $12,563 to Jason L. Tienor, President, and $12,551 to Jeffrey J. Sobieski, Chief Operating Officer.

NOTE P - INCOME TAXES

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

A reconciliation of tax expense computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows:

	2010	2009
Tax provision (benefits) computed at the statutory rate	$(1,120,107)	$(1,780,535)
Stock-based compensation		79,980
Impairment of marketable securities		147,061
Book expenses not deductible for tax purposes	14,197	68,000
Fair value of warrant re-pricing		197,417
Intangibles	(1,631,794)	(26,294)
	$(2,737,704)	$(1,314,371)
Increase in valuation allowance for deferred tax assets	2,737,704	1,314,371
Income tax expense benefit	$--	$--

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2010	2009
Deferred Tax Assets:
Net operating loss carryforwards	$33,066,567	$35,002,294
Other	621,013	639,642
Total deferred tax assets	33,687,580	35,641,935

Deferred Tax Liabilities:
Intangibles	(23,476)	(4,724,569)
Other	(164,564)	(155,570)
Total deferred tax liabilities	(188,040)	(4,880,140)
Valuation allowance	(33,499,500)	(30,761,795)
Net deferred tax assets	$--	$--

The Company has provided a valuation reserve against the full amount of the net deferred tax assets, because in the opinion of management, it is more likely than not that these tax assets will not be realized.

At December 31, 2010 the Company had net operating loss carryforwards of approximately $83 for federal income tax purposes which will expire at various dates from 2021 through 2030.

The Company’s NOL and tax credit carryovers may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2005 and in prior years, the Company may have experienced such ownership changes, that could have imposed such limitations.

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

The company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1.  The Company recognized no increase in the liability for unrecognized tax benefits.  The Company has no tax position at December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at December 31, 2010.  The Company’s utilization of any net operating loss carry forward may be unlikely due to its’ continuing losses.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE Q - LOSSES PER COMMON SHARE

The following table presents the computations of basic and dilutive loss per share:

	2010	2009
Loss from Continuing Operations	$(1,771,872)	$(5,237,014)
Income (Loss) from Discontinued Operations	-	6,384,851
Net Income (Loss)	$(1,771,872)	$1,059,837

Net income (loss) per share:
Loss per share from continuing operations – basic and diluted	$(0.02)	$(0.06)
Income (loss) per share from discontinued operations – basic and diluted	$-	$0.07
Net income (loss) per share – basic	$(0.02)	$0.01
Net income (loss) per share – diluted	$(0.02)	$0.01

Weighted average common shares outstanding – basic	98,233,829	94,486,950
Weighted average common shares outstanding – diluted	98,233,829	102,866,200

NOTE R - COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company presently leases approximately 14,000 square feet of office space in Milwaukee, WI for its corporate headquarters.  The Milwaukee lease expires in March 31, 2020.

The Company presently leases 16,400 square feet of commercial office space in Germantown, MD.  This lease expires in December 2015.

Commitments for minimum rentals under non cancelable leases at December 31, 2010 are as follows:

2011	$359,748
2012	384,651
2013	402,951
2014	414,267
2015 and thereafter	1,179,837
Total	$2,741,454

Rental expenses charged to operations for the years ended December 31, 2010 and 2009 are $475,179 and $429,657, respectively.

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

Jason L. Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement with us dated May 13, 2010.  Mr. Tienor’s employment agreement has a term of one (1) year, which may be extended by mutual agreement of the parties thereto, and provides, among other things, for an annual base salary of $200,000 per year and bonuses and benefits based on our internal policies and participation in our incentive and benefit plans.   Notwithstanding his employment agreement’s expiration, Mr. Tienor continues to be employed and to perform services pursuant to the terms of his employment agreement pending completion of a replacement agreement.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Jeffrey J. Sobieski, Chief Operating Officer, is employed pursuant to an employment agreement with us dated May 13, 2010.  Mr. Sobieski’s employment agreement has a term of one (1) year, which may be extended by mutual agreement of the parties thereto, and provides for a base salary of $190,000 per year and bonuses and benefits based upon our internal policies and participation in our incentive and benefit plans.  Notwithstanding his employment agreement’s expiration, Mr. Sobieski continues to be employed and to perform services pursuant to the terms of his employment agreement pending completion of a replacement agreement.

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

Ronald Pickett v. Telkonet, Inc.

As of July 14, 2010, we were a defendant in the matter captioned Ronald Pickett v. Telkonet, Inc., in the Circuit Court for Montgomery County, MD.  The Plaintiff alleged that the Company failed to pay severance compensation in the amount of $238,000 as well as certain benefits and claimed an additional amount of $63,000 in unpaid business and travel expenses.  The plaintiff sought an award of treble damages on the severance claim alleging that the claimed benefits constitute “wages” under the Maryland Wage Payment and Collection Act; though as an alternative to the breach of contract claim the plaintiff plead the equitable claim of promissory estoppel/detrimental reliance.  The court granted our motion for summary judgment on the breach of contract and treble damages claim.  The Company conceded the expenses issue and a judgment was issued in Mr. Pickett’s favor on this claim. As a result, the only issue before the court at trial was the promissory estoppel/detrimental reliance claim.  On July 14, 2010, the court, after hearing testimony on the matter, issued a verdict in favor of the plaintiff in the amount of $259,456 (including prejudgment interest and gave the Company forty five (45) days from the entry of the judgment to satisfy the judgment after which the plaintiff may commence enforcement proceedings.  As of August 25, 2010 the Company satisfied both judgments against it in this matter by making full payments.

Tellabs, Inc. v. Telkonet, Inc.

Our landlord has filed a claim for unpaid rent in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland and was granted a judgment in March 2010 in the amount of $64,966. Pursuant to that judgment, we received a notice of eviction from our landlord for the unpaid rent. We sought to extend the date for eviction but were unable to negotiate a payment plan acceptable to the landlord and voluntarily vacated the space on May 3, 2010.  Our landlord has filed an additional claim for unpaid rent and other expenses alleged to be due in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland.  A settlement of $110,000 was agreed upon and the suit was dismissed on January 28, 2011.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

On September 1, 2010, the court entered a 60 day stay at the plaintiff’s request. On September 15, 2010 we, along with other defendants, filed a motion seeking a stay of the litigation pending the conclusion of the reexamination proceeding. Subject to certain conditions, Linksmart agreed to entry of a stay. The court granted the defendants’ motion on October 26, 2010 and, subject to the agreed upon conditions, the matter is now stayed pending conclusion of the reexamination, including all appeals. A mandatory mediation was held in October, 2010 which did not achieve any results.  As of year end 2010, the case continued to be in stay pending a dismissal or appeal.  Because of the above, the Company is unable to estimate potential damages.

Robert P. Crabb v Telkonet Inc.

On November 9, 2010, a former executive, Robert P. Crabb, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint in the Circuit Court for Montgomery County, MD alleging  (1) Violation of Maryland Wage Payment and Collection Act  (2) Breach of Contract and  (3) Promissory Estoppel/Detrimental Reliance.  The claims in his Complaint arise out of his resignation of employment in September 2007.  On December 6, 2010, Telkonet filed an Answer and Counterclaim, alleging “Recoupment.” Mr. Crabb filed an Answer to the Counterclaim on January 10, 2011.  In terms of relief, Mr. Crabb is seeking "severance compensation" in the amount of $156,000, treble damages, interest, and attorneys’ fees.  Treble damages and attorneys’ fees are only available under the Maryland Wage Payment and Collection Act.  Mr. Crabb's Complaint provides no specific accounting for the relief sought.  The parties are in the process of responding to written discovery.  Mr. Crabb has requested a jury trial.

Indemnification Agreements

On March 31, 2010, the Company entered into Indemnification Agreements with directors Anthony Paoni, Joseph Mahaffey and William Davis, and executives Jason Tienor, President and Chief Executive Officer and Jeffrey Sobieski, Chief Operating Officer.

The Indemnification Agreements provide that the Company will indemnify the Company's officers and directors, to the fullest extent permitted by law, relating to, resulting from or arising out of any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation by reason of the fact that such officer or director (i) is or was a director, officer, employee or agent of the Company or (ii) is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.. In addition, the Indemnification Agreements provide that the Company will make an advance payment of expenses to any officer or director who has entered into an Indemnification Agreement, in order to cover a claim relating to any fact or occurrence arising from or relating to events or occurrences specified in this paragraph, subject to receipt of an undertaking by or on behalf of such officer or director to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Company as authorized under this Agreement.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Severance

On March 11, 2011, a former executive, Stephen L. Sadle, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Demand Letter for unpaid severance in the amount of $195,000.  The claims in his Demand arise out of his resignation of employment in July 2007.  We are consulting with counsel to determine the next course of action.

Sales Tax

The Company believes there exists the possibility of sales tax exposure in multiple states covering multiple years. At year ended December 31, 2010, the Company has $159,000 accrued for any potential sales tax exposure. However the Company is unable to estimate if there will be any additional sales tax exposure in excess of this accrual.

NOTE S - NON-CONTROLLING INTEREST IN DISCONTINUED OPERATIONS

The non-controlling interest in the consolidated balance sheet reflects the original investment by these non-controlling shareholders in the consolidated subsidiaries of MSTI, along with their proportional share of the earnings or losses of the subsidiaries.  As of December 31, 2009, the MSTI subsidiary was deconsolidated.

NOTE T - BUSINESS CONCENTRATION

There was no revenue from major customers for the year ending December 31, 2010. There was no revenue from major customers for the year ending December 31, 2009.

Purchases from one supplier approximated $1,399,534 or 10% of purchases and $1,022,886 or 62% of purchases for the years ended December 31, 2010 and 2009, respectively. Total accounts payable of approximately $221,723 or 9% was due to this supplier as of December 31, 2010, and $62,210 or 2% of total accounts payable was due to these suppliers as of December 31, 2009.

NOTE U - FAIR VALUE MEASUREMENTS

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The following table sets forth the Company’s liabilities as of December 31, 2010 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Level 3	Total
Derivative liabilities	$-	$-	$1,901,775	$1,901,775

Total	$-	$-	$1,901,775	$1,901,775

 The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the years ended December 31, 2010 and 2009.

	2010	2009
Balance at beginning of year	$1,881,299	$2,573,126
Additions to derivative instruments	-	85,923
Change in fair value of derivative liability	20,476	(777,750)
Balance at end of period	$1,901,775	$1,881,299

NOTE V - DISCONTINUED OPERATIONS

On April 22, 2009, the Company completed the deconsolidation of MSTI by reducing its ownership percentage and board membership.  The deconsolidation of MSTI has been accounted for as discontinued operations and accordingly, the assets and liabilities have been segregated in the accompanying consolidated balance sheet and reclassified as discontinued operations. The operating results relating to MSTI have been reclassified from continuing operations and reported as discontinued operations in the accompanying consolidated statements of operations.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The following table summarizes net income from discontinued operations for the year ended December 31,

	Year Ended December 31,
	2010	2009
Loss from operations	$-	$(635,735)
Elimination of Liabilities, net of assets	-	7,000,185
Other expenses	-	(67,599)
Income (loss) from discontinued operations	$-	$6,296,851

NOTE W - SUBSEQUENT EVENTS

On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets to Dynamic Ratings (“Dynamic Ratings”).  The purchase price was $1,000,000 in cash.  In connection with the sale Dynamic Ratings lent $700,000 in the form of a 6% promissory note dated March 4, 2011.

Concurrently with the sale, the Company entered into a Distributorship Agreement and a Consulting Agreement with Dynamic Ratings.  Under the Distributorship Agreement, the Company was designated as a distributor of the Series 5 product to the non-utility sector and will receive preferred pricing for purchases of Series 5 product.  Under the Consulting Agreement, the Company agreed to provide Dynamic Ratings with ongoing transition assistance and consulting services for the Series 5 product.  The Distributorship Agreement and the Consulting Agreement have initial terms that expire on March 31, 2013 and March 31, 2014, respectively.  Proceeds payable to the Company under the Distributorship Agreement and the Consulting Agreement will be applied to pay the balance of the Promissory Note.

The Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note for $50,000.