Form 10-Q
period 2011-03-31
TELKONET INC
filed 2011-05-16
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

Commission file number 001-31972

TELKONET, INC.

(Exact name of Issuer as specified in its charter)

Utah	87-0627421
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10200 Innovation Dr, Suite 310, Milwaukee, WI	53226
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:  101,661,888 shares of Common Stock ($.001 par value) as of May 06, 2011.

TELKONET, INC.
FORM 10-Q for the Quarter Ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$203,052	$136,030
Accounts receivable, net	682,882	799,185
Inventories	356,228	599,402
Other current assets	219,381	197,565
Total current assets	1,461,543	1,732,182

Property and equipment, net	89,992	112,997

Other assets:
Deferred financing costs, net	-	56,732
Goodwill and other intangible assets, net	13,593,683	13,654,103
Total other assets	13,593,683	13,710,835

Total Assets	$15,145,218	$15,556,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,015,249	$2,402,950
Accrued liabilities and expenses	1,115,040	1,157,873
Note payable – current	97,784	47,536
Note payable – related party	-	25,114
Convertible debentures, net of debt discounts of $215,370	-	1,471,398
Derivative liability - current	-	619,698
Other current liabilities	105,585	170,033
Total current liabilities	3,333,658	5,894,602

Long-term liabilities:
Derivative liability – long term	570,569	1,282,077
Note payable – long term	940,418	252,464
Total long-term liabilities	1,510,987	1,534,541

Commitments and contingencies
Temporary Equity:
Redeemable preferred stock, Series A; par value $.001 per share; 215 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010, net	929,588	890,475
Redeemable preferred stock, Series B; par value $.001 per share; 267 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010, net	719,157	653,371

Stockholders’ Equity
Permanent Equity:
Preferred stock, undesignated, par value $.001 per share; 14,999,518 shares authorized; 482 issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Common stock, par value $.001 per share; 190,000,000 shares authorized; 101,469,581 and 101,258,725 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	101,472	101,261
Additional paid-in-capital	123,081,230	121,995,117
Accumulated deficit	(114,530,874)	(115,513,353)
Total stockholders’ equity	8,651,828	6,583,025

Total Liabilities and Stockholders’ Equity	$15,145,218	$15,556,014

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31,
	2011	2010
Revenues, net:
Product	$1,351,072	$1,566,451
Recurring	1,131,627	1,017,589
Total Revenue	2,482,699	2,584,040

Cost of Sales:
Product	708,270	899,782
Recurring	263,869	305,845
Total Cost of Sales	972,139	1,205,627

Gross Profit	1,510,560	1,378,413

Operating Expenses:
Research and Development	187,111	265,851
Selling, General and Administrative	1,086,544	1,690,739
Depreciation and Amortization	78,945	80,410
Total Operating Expense	1,352,600	2,037,000

Income (Loss) from Operations	157,960	(658,587)

Other Income (Expenses):
Financing Expense, net	(179,419)	(168,746)
Gain on Derivative Liability	172,476	155,467
Gain on Disposal of Asset	2,165	-
Gain on Sale of Asset	829,296	-
Total Other Income (Expense)	824,518	(13,279)

Income (Loss) Before Provision for Income Taxes	982,478	(671,866)

Provision for Income Taxes	-	-

Net Income (Loss)	$982,478	$(671,866)

Accretion of preferred dividends and discount	(104,899)	(39,113)
Net income (loss) attributable to common shareholders	$877,579	$(710,979)

Net income (loss) per share:
Net income (loss) per share – basic	$0.01	$(0.01)
Net income (loss) per share – diluted	$0.01	$(0.01)

Weighted Average Common Shares Outstanding – basic	101,363,617	96,220,386
Weighted Average Common Shares Outstanding – diluted	101,868,176	96,220,386

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH MARCH 31, 2011

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2011	-	$-	101,258,725	$101,261	$121,995,117	$(115,513,353)	$6,583,025

	-	-				-

Shares issued to director and management at approximately $0.125 per share	-	-	210,856	211	24,289	-	24,500

Stock-based compensation expense related to employee stock options	-	-	-	-	7,994	-	7,994

Retirement of Secured Convertible Debentures	-	-	-	-	1,158,729	-	1,158,729

	-	-	-	-		-

Accretion of preferred stock discount	-	-	-	-	(57,339)	-	(57,339)

Accretion of preferred stock dividend					(47,560)		(47,560)
Net Income (Loss)	-	-	-	-	-	982,478	982,478

Balance at March 31, 2011	-	$-	101,469,581	$101,472	$123,081,230	$(114,530,874)	$8,651,828

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
Increase (Decrease) In Cash and Equivalents
Cash Flows from Operating Activities:
Net income (loss) before accretion of preferred dividends and discounts	$982,478	$(671,866)

Adjustments to reconcile net income (loss) from operations to cash (used in) operating activities:
Amortization of debt discounts and financing costs	191,357	140,110
(Gain) on sale of asset	(829,296)
(Gain) on derivative liability	(172,476)	(155,467)
Stock based compensation	32,494	64,780
Depreciation and amortization	78,625	80,410

Increase / decrease in:
Accounts receivable, trade and other	(13,697)	(455,706)
Inventories	122,470	(1,595)
Other current assets	(21,816)	(33,646)
Deferred revenue	-
Other Assets	(64,448)	40,636
Accounts payable, accrued expenses, net	(325,648)	488,835
Net Cash Used In Operating Activities	(19,957)	(503,509)

Cash Flows From Investing Activities:
Gain on Disposal of Asset	4,800	-
Net Cash Provided by Investing Activities	4,800	-

Cash Flows From Financing Activities:
Proceeds from sale of assets	1,000,000	-
Proceeds from issuance of notes payable	688,202	-
Repayment on line of credit	-	(82,500)
Repayment of Convertible Debentures	(1,606,023)	-
Bank Overdraft		135,023
Net Cash Provided By Financing Activities	82,179	52,253

Net Increase (Decrease) In cash and cash equivalents	67,022	(450,986)
Cash and cash equivalents at the beginning of the period	136,030	503,870
Cash and cash equivalents at the end of the period	$203,052	$52,884

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	For the Three months Ended March 31,
	2011	2010
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for financing expenses	$117,583	$142,646
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Accretion of discount on redeemable preferred stock	$57,339	$17,901
Accretion of dividend on redeemable preferred stock	$47,560	$21,212

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

General

The accompanying unaudited condensed consolidated financial statements of Telkonet, Inc. (the “Company”) have been prepared in accordance with Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

In March 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. under an Asset Purchase Agreeement.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc., and EthoStream, LLC. Significant intercompany transactions have been eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported net income from continuing operations of $982,478 for the three month period ended March 31, 2011, accumulated deficit of $114,530,874 and total current liabilities in excess of current assets of $1,872,115 as of March 31, 2011.

The Company believes that anticipated revenues from operations will be insufficient to satisfy its ongoing capital requirements for at least the next 12 months.  If the Company’s financial resources from operations are insufficient, the Company will require financing in addition to the funds received from the sale of the Series 5 product line in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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
MARCH 31, 2011

(UNAUDITED)

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
MARCH 31, 2011

(UNAUDITED)

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

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2011 and prior years, expected stock price volatility is based on the historical volatility of the Company’s stock for the related vesting periods.

Stock-based compensation expense in connection with options granted to employees for the three months ended March 31, 2011 and 2010 was $7,994 and $46,780, respectively.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(UNAUDITED)

NOTE C - INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at December 31, 2010 are:

	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets: EthoStream subscriber lists	$2,900,000	$(916,343)	$1,983,657	-	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(916,343)	1,983,657
Goodwill - EthoStream	5,796,430	-	5,796,430	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$14,570,446	$(916,343)	$13,654,103	$-

Total identifiable intangible assets acquired and their carrying values at March 31, 2011 are:

	Gross Carrying Amount	Accumulated Amortization/Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists - EthoStream	$2,900,000	$(976,763)	$1,923,237	$-	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(976,763)	1,923,237		12.0
Goodwill - EthoStream	5,796,430	-)	5,796,430	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$14,570,446	$(976,763)	$13,593,683	$-

Total amortization expense charged to operations for the three months ended March 31, 2011 and 2010 was $60,420 and $60,420, respectively.

Estimated amortization expense as of March 31, 2011 is as follows:

Remainder of 2011	$181,260
2012	241,680
2013	241,680
2014	241,680
2015 and after	1,016,937
Total	$1,923,237

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $14,670,446 as a result of the acquisitions of EthoStream and SSI during the year ended December 31, 2007. The Company evaluates goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. The Company generally determines the fair value of a reporting unit using a combination of the income approach, which is based on the present value of estimated future cash flows, and the market approach, which compares the business unit's multiples to its competitors. At December 31, 2009 and 2008, the Company had determined that a portion of the value of EthoStream’s goodwill has been impaired based upon management’s assessment of operating results and forecasted discounted cash flow and has written off a total of $3,000,000 of its value.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(UNAUDITED)

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Accounts receivable	$857,882	$974,185
Allowance for doubtful accounts	(175,000)	(175,000)
Total	$682,882	$799,185

NOTE E – LONG TERM DEBT

Senior Convertible Debenture

A summary of convertible debentures payable at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
Senior Convertible Debentures, accrue interest at 13% per annum and mature on May 29, 2011	$-	$1,606,023
Debt Discount - beneficial conversion feature, net of accumulated amortization $733,756 at December 31, 2010.	-	(73,208)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization $616,593 at December 31, 2010.	-	(61,417)

Total	$-	$1,471,398
Less: current portion	-	-
	$-	$1,471,398

On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets to Dynamic Ratings (“Dynamic Ratings”).  The purchase price was $1,000,000 in cash.  In connection with the sale Dynamic Ratings lent $700,000 in the form of a 6% promissory note dated March 4, 2011. The Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note for $50,000 (Promissory Note#2).

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of two (2.00) percent. Payment of interest and principal is to be made in the following manner:   (a) payment of any and all interest that accrues from the date of disbursement commences on January 1, 2010 and continues on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty.  The credit facility is secured by the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company.  The outstanding borrowing under the agreement at March 31, 2011 was $288,202.

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed a Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of six (6) percent and is due on March 31, 2014.   Note #1 may be prepaid in whole or in part, without penalty at any time, however scheduled payments are due on June 30, 2012 and June 30, 2013.  Payments shall be applied first to accrued but unpaid interest and then to principal.  Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Provided these provisions are met, the Company could potentially retire Note #1 prior to its expiration date.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(UNAUDITED)

Promissory Note #2

From the sale of its Series 5 PLC product line assets, the Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note (“Note #2”) for $50,000.  The outstanding principal balance bears interest at the annual rate of five and one-quarter percent (5.25) percent and is due on March 4, 2012.  However  Note #2 is due immediately if the Company (a) receives three million ($3,000,000) dollars in aggregate in new debt or equity financing, (b) attains one million ($1,000,000) dollars in EBITDA for any reporting quarter or (3) becomes insolvent.  The Note may be prepaid in whole or in part, without penalty at any time.  Payments shall be applied first to accrued but unpaid interest and then to principal.

Aggregate maturities of long-term debt as of March 31, 2011 are as follows:

For the three months ended March 31,	Amount
2011 (Remainder of)	$73,248
2012	60,995
2013	49,474
2014	750,473
2015 and thereafter	104,012
$1,038,202
Less: Current portion	(97,784)
Total Long term portion	$940,418

NOTE F – REDEEMABLE PREFERRED STOCK

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

On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share.  The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares.  Since the Series A shares may ultimately be redeemable at the option of the holder, the carrying value of the Series A shares, net of discount and accumulated dividends, has been classified as Commitments and Contingencies on the balance sheet at March 31, 2011 and December 31, 2010.

In accordance with ASC 470 Topic “Debt”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $287,106 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $70,922 to the Series A shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%, (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) estimated fair value of Telkonet common stock of $0.24 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $358,028, have been recorded as a discount and deducted from the face value of the Series A shares. Since the Series A is classified as Commitments and Contingencies, the discount will be amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(UNAUDITED)
The charge to additional paid in capital for amortization of Series A discount and costs for the period ended March 31, 2011 was $17,901.

For the three months ended March 31, 2011 we have accrued dividends for Series A shares in the amount of $21,212 and cumulative accrued dividends of $117,144. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the Series A shares.

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

On August 4, 2010, the Company sold 267 shares of Series B with attached warrants to purchase an aggregate of 10,269,219 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,335,000 from the sale of the Series B shares.  Since the Series B shares may ultimately be redeemable at the option of the holder, the carrying value of the Series B shares, net of discount and accumulated dividends, has been classified as Commitments and Contingencies on the balance sheet at March 31, 2011 and December 31, 2010.

In accordance with ASC 470 Topic “Debt”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $394,350 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $394,350 to the Series B shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 1.76%, (4) expected life of 5 years, and (5) estimated fair value of Telkonet common stock of $0.109 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $788,700, have been recorded as a discount and deducted from the face value of the Series B shares. Since the Series B is classified as Commitments and Contingencies, the discount will be amortized over the period from issuance to August 4, 2015 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

The charge to additional paid in capital for amortization of Series B discount and costs for the period ended March 31, 2011 was $39,436.

For the three months ended March 31, 2011 we have accrued dividends for Series B in the amount of $26,348 and cumulative accrued dividends of $69,385. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

NOTE G - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of March 31, 2011, the Company has 215 shares of Series A preferred stock and 267 shares of Series B preferred stock issued and outstanding.  The Company has authorized 190,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2011 and December 31, 2010, the Company has 101,469,581 and 101,258,725, respectively, shares of common stock issued and outstanding.

During the three months ended March 31, 2011, the Company issued 210,856 shares of common stock to directors and management for services performed through March 31, 2011.  These shares were valued at $24,500, which approximated the fair value of the shares when they were issued.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(UNAUDITED)

NOTE H - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	1,783,800	2.54	$1.04	1,586,904	$1.04
$2.00 - $2.99	145,000	4.07	$2.47	123,675	$2.46
$3.00 - $3.99	40,000	4.96	$3.09	38,524	$3.09
$4.00 - $4.99	35,000	4.49	$4.27	35,000	$4.27
$5.00 - $5.99	50,000	4.38	$5.26	50,000	$5.26
	2,053,800	2.78	$1.34	1,834,103	$1.35

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010	6,120,883	$1.82
Granted	-	1.00
Exercised	-	-
Cancelled or expired	(3,572,083)	2.91
Outstanding at December 31, 2010	2,548,800	$1.56
Granted	-	-
Exercised	-	-
Cancelled or expired	(495,000)	2.53
Outstanding at March 31, 2011	2,053,800	$1.15

The weighted-average fair value of stock options granted to employees during the period ended 2009 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

March 31, 2009
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.5%
Expected stock price volatility	81%
Expected dividend payout	-
Expected option life (in years)	5.0
Expected forfeiture rate	12%
Fair value per share of options granted	$0.31

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(UNAUDITED)

There were no options exercised during the period ended March 31, 2011 or 2010.

Total stock-based compensation expense in connection with options granted to employees recognized in the unaudited condensed consolidated statement of earnings for the three months ended March 31, 2011 and 2010 was $7,994 and $46,780, respectively. Additionally, the aggregate intrinsic value of options outstanding and unvested as of March 31, 2010 is $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants.  These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	425,000	.87	$1.00	425,000	$1.00

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010	675,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	(250,000)	1.00
Outstanding at December 31, 2010	425,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	1.00
Outstanding at March 31, 2011	425,000	$1.00

There were no non-employee stock options vested during the periods ended March 31, 2011 and 2010.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	5,134,628	4.35	$0.13	5,134,628	$0.13
$0.33	1,705,539	3.51	$0.33	1,705,539	$0.33
$0.60	800,000	2.10	$0.60	800,000	$0.60
$1.00	500,000	.78	$1.00	500,000	$1.00
$2.59	431,226	.37	$2.59	431,226	$2.59
$3.41	1,442,870	1.84	$3.41	1,442,870	$3.41
$4.17	359,710	1.31	$4.17	359,710	$4.17
	10,373,973	3.25	$0.94	10,373,973	$0.94

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(UNAUDITED)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010	12,158,941	$2.19
Issued	12,819,897	0.58
Exercised	(2,874,096)	0.58
Canceled or expired	-	-
Outstanding at December 31, 2010	22,104,742	$1.60
Issued	-	-
Exercised	-	-
Canceled or expired	(11,730,769)	0.13
Outstanding at March 31, 2011	10,373,973	$0.94

The Company did not issue any warrants during the period ended March 31, 2011.

NOTE I – RELATED PARTY TRANSACTIONS

In connection with the Series A Preferred Stock private placement transaction, on November 16, 2009, the Company entered into an Executive Officer Reimbursement Agreement with each of (i) Jason L. Tienor, the Company’s President and Chief Executive Officer, (ii) Richard J. Leimbach, the Company’s former Chief Financial Officer and (iii) Jeffrey J. Sobieski, the Company’s Chief Operating Officer (collectively, the “Executive Officers”), pursuant to which the Executive Officers agreed to convert a portion of outstanding indebtedness of the Company owed to such Executive Officers into Series A shares and Warrants pursuant to the Securities Purchase Agreement.  Mr. Tienor converted $20,000 of outstanding indebtedness into 4 Series A shares and Warrants to purchase 30,304 shares of Common Stock. Mr. Leimbach converted $10,000 of outstanding indebtedness into 2 Series A shares and Warrants to purchase 15,152 shares of Common Stock. Mr. Sobieski converted $20,000 of outstanding indebtedness into 4 Series A shares and Warrants to purchase 30,304 shares of Common Stock.

Anthony Paoni, Chairman of the Company’s Board of Directors, participated in the private placement of Series A Preferred Stock, purchasing five shares of Series A convertible redeemable preferred stock (convertible into 68,870 shares of common stock) and warrants to purchase 37,880 shares of common stock, for an aggregate purchase price of $25,000.

NOTE J - COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company presently leases approximately 14,000 square feet of office space in Milwaukee, WI for its corporate headquarters.  This lease expires in March 2020.

The Company presently leases 16,400 square feet of commercial office space in Germantown, MD.  This lease expires in December 2015.

Commitments for minimum rentals under non cancelable leases at March 31, 2011 are as follows:

2011 (Remainder of)	$359,748
2012	384,651
2013	402,951
2014	414,267
2015 and thereafter	1,179,837
Total	$2,741,454

Rental expenses charged to operations for the three months ended March 31, 2011 and 2010 are $163,482 and $182,666, respectively.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(UNAUDITED)

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

Jason L. Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement with us dated April 11, 2011.  Mr. Tienor’s employment agreement has a term of one (1) year, which may be extended by mutual agreement of the parties thereto, and provides, among other things, for an annual base salary of $200,000 per year and bonuses and benefits based on our internal policies and participation in our incentive and benefit plans.

Jeffrey J. Sobieski, Chief Operating Officer, is employed pursuant to an employment agreement with us dated April 11, 2011.  Mr. Sobieski’s employment agreement has a term of one (1) year, which may be extended by mutual agreement of the parties thereto, and provides for a base salary of $190,000 per year and bonuses and benefits based upon our internal policies and participation in our incentive and benefit plans.

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

Tellabs, Inc. v. Telkonet, Inc.

Our landlord filed a claim for unpaid rent in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland and was granted a judgment in March 2010 in the amount of $64,966. Pursuant to that judgment, we received a notice of eviction from our landlord for the unpaid rent. We sought to extend the date for eviction but were unable to negotiate a payment plan acceptable to the landlord and voluntarily vacated the space on May 3, 2010.  Our landlord filed an additional claim for unpaid rent and other expenses alleged to be due in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland.  A settlement of $110,000 was agreed upon and the suit was dismissed on January 28, 2011.

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

On September 1, 2010, the court entered a 60 day stay at the plaintiff’s request. On September 15, 2010 we, along with other defendants, filed a motion seeking a stay of the litigation pending the conclusion of the reexamination proceeding. Subject to certain conditions, Linksmart agreed to entry of a stay. The court granted the defendants’ motion on October 26, 2010 and, subject to the agreed upon conditions, the matter is now stayed pending conclusion of the reexamination, including all appeals. A mandatory mediation was held in October, 2010 which did not achieve any results.  As of March 31, 2011, the case continued to be in stay pending a dismissal or appeal.  Because of the above, the Company is unable to estimate potential damages.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(UNAUDITED)

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

Stephen L. Sadle v. Telkonet, Inc.

On April 15, 2011, a former executive, Stephen L. Sadle, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint alleging (1) breach of contract, (2) breach of promise and (3) violation of Maryland's wage payment laws.  The three claims in his Complaint each arise out of his resignation of employment in 2007.  Two thirty (30) day summonses were issued to Mr. Sadle for personal service on April 21, 2011; however, Telkonet has not yet been served with the Complaint.  Upon service, Telkonet will have thirty (30) days to respond to the Complaint.  An initial Scheduling Hearing in this matter has been set for July 15, 2011.

Sales Tax

The Company believes there exists the possibility of sales tax exposure in multiple states covering multiple years. At year ended March  31, 2011, the Company has $170,000 accrued for any potential sales tax exposure. However the Company is unable to estimate if there will be any additional sales tax exposure in excess of this accrual.

NOTE K – BUSINESS CONCENTRATION

Revenue from one (1) major customer approximated $235,000 or 10% of total revenues for the period ended March 31, 2011. Revenue from one (1) major customer approximated $499,000 or 19% of total revenues for the period ended March 31, 2010.  Total accounts receivable of $195,475, or 23% of total accounts receivable, was due from this customer at March 31, 2011. Total accounts receivable of $134,336, or 10% of total accounts receivable, was due from this customer at March 31, 2010.

Purchases from two (2) major suppliers approximated $330,165 or 24% of purchases, and $479,979, or 24% of purchases, for the three months ended March 31, 2011 and 2010, respectively.  Net of any prepaids, approximately $76,938, or 4% of total accounts payable, was due to these suppliers at March 31, 2011, and $253,616, or 7% of total accounts payable, was due to these suppliers at March 31, 2010.

NOTE L- FAIR VALUE MEASUREMENTS

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(UNAUDITED)

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

The following table sets forth the Company’s derivative liability as of March 31, 2011 which is measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$570,569	$570,569
Total	$-	$-	$570,569	$570,569

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the three months ended March 31, 2011.

2011
Balance at beginning of year	$1,901,775
Repayment of debt and warrants related to derivative liability	(1,158,729)
Change in fair value of derivative liability	(172,476)

Balance at end of period	$570,569

NOTE M – SUBSEQUENT EVENTS

On April 8, 2011, the Company entered into a Securities Purchase Agreement in connection with a Private Placement of 271 shares of Series B Convertible Redeemable Preferred Stock, par value $0.001 per share, and warrants to purchase an aggregate of 5,211,538 shares of common stock, par value $0.001 per share.  The Series B shares were sold for $5,000 per share and the warrants have an exercise price of $0.13, which is equal to the closing bid price of a common stock share on August 4, 2010, the date of the original issuance of Series B Stock shares.  The Company completed the Private Placement on April 8, 2011 and received gross proceeds of $1,355,000 from the sale of these Series B shares and warrants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto for the quarter ended March 31, 2011 and 2010, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2010 filed on March 30, 2011.

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

Telkonet’s EthoStream Hospitality Network is now one of the largest high speed internet access (HSIA) solution providers in the world, with a customer base of more than 2,251 properties representing approximately 207,000 hotel rooms.  This network provides Telkonet with the opportunity to market our energy efficiency solutions.  In addition, more than 3.5 million users access the Internet monthly via the EthoStream Hospitality Network providing Telkonet with a growing captive audience for promotional relationships.  The EthoStream Hospitality Network is backed by a 24/7 U.S.-based in-house support center that uses integrated, web-based management tools enabling proactive customer support.

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

Forward Looking Statements
In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements.  Accordingly, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for 2010 and future periods.  These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable.  However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.  Factors that could cause or contribute to such differences include those risks affecting the Company’s business as described in the Company’s filings with the SEC, including the Company’s 2010 Annual Report on Form 10-K and later filed quarterly reports on Form 10-Q and Current Reports on Form 8-K, which factors are incorporated herein by reference.  The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

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

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	March 31, 2011		March 31, 2010		Variance

Product	$1,351,072	54%	$1,566,451	61%	$(215,379)	-14%
Recurring	1,131,627	46%	1,017,589	39%	114,038	11%
Total	$2,482,699	100%	$2,584,040	100%	$(101,341)	-3%

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

For the three months ended March 31, 2011, product revenue decreased by 14% when compared to the prior year period.  Product revenue in 2011 includes approximately $0.8 million attributed to the sale and installation of energy management products, and approximately $0.5 million for the sale and installation of HSIA products, and approximately $0.1 million attributable to the Telkonet Series 5 products.   Since our sales of energy management and HSIA products are primarily concentrated in the hospitality market, we have been significantly impacted by the current economic downturn, as industry capital expenditures were reduced and/or eliminated.  We expect to see sales growth in 2011 from the addition and/or renewal of incentive based programs for energy efficiency, government stimulus funding through the ARRA, and energy savings initiatives in the commercial market

Despite selling the Series 5 PLC product line and related business assets, the Company believes this will have an immaterial impact on revenue and profitability, since it represented less than 5% of its revenue base in 2010.

Recurring Revenue
The recurring revenue consists primarily of HSIA support services and advertising revenue.  The Company recognizes revenue at the start of the service month for monthly support revenues and defers revenue for annual support services over the term of the service period.  Advertising revenue is based on impression-based statistics for a given period from customer site visits to the Company’s under the terms of advertising agreements entered into with third-parties.

Recurring revenue includes approximately 2,251 hotels in our broadband network portfolio.  We currently support over 207,000 HSIA rooms, with over 3.5 million monthly users.  For the three months ended March 31, 2011, recurring revenue increased by 11% when compared to the prior year.  The increase in recurring revenue was primarily attributed to a new advertising program started in the first quarter of 2011.

Cost of Sales

	Three Months Ended
	March 31, 2011		March 31, 2010		Variance

Product	$708,270	52%	$899,782	58%	$(191,512)	-21%
Recurring	263,869	23%	305,845	30%	(41,976)	-14%
Total	$972,139	39%	$1,205,627	47%	$(233,488)	-19%

Product Costs
Product costs include equipment and installation labor related to the sale of Telkonet SmartEnergy™ products, Telkonet Series 5™ products and the Telkonet iWire System™.  For the three months ended March 31, 2011, product costs decreased by 21% when compared to the prior year period, due to decreased revenue in the current period.   Product costs for the three months ended March 31, 2011, decreased by 6% as a percentage of revenue when compared to the prior year period, due to inventory obsolescence adjustments on prior generation SmartEnergy and Series 3 PLC product.

Recurring Costs
For the three months ended March 31, 2011, recurring costs decreased by 14% when compared to the prior year period, due to cost correction efforts in providing support services to our EthoStream Hospitality Network customers.  Recurring costs for the three months ended March 31, 2011, decreased by 12% as a percentage of revenue when compared to the prior year period, due to the increase in advertising revenue which yields greater margins. As we continued to add new HSIA customers to our portfolio, we may need to hire additional support center staff which may affect our recurring product costs and margins.

Gross Profit

	Three Months Ended
	March 31, 2011		March 31, 2010		Variance

Product	$642,802	48%	$666,669	42%	$(23,867)	-4%
Recurring	867,758	77%	711,744	65%	156,014	22%
Total	$1,510,560	61%	$1,378,413	51%	$132,147	10%

Product Gross Profit
Our gross profit on product revenue for the three months ended March 31, 2011, decreased by 4% compared to the prior year period due to decreased revenue in the current period.

Recurring Gross Profit
Our gross profit on recurring revenue for the three months ended March 31, 2011, increased by 22% compared to the prior year period due to the increase in advertising revenue which yields greater margins.

Operating Expenses

	Three Months Ended
	March 31, 2011	March 31, 2010	Variance

Total	$1,352,600	$2,037,000	$(684,400)	-34%

For the three months ended March 31, 2011, operating expenses decreased by 34%, when compared to the prior year period.  This decrease is primarily the result of cost correction efforts in areas of staffing, professional fees, financing fees and debt forgiveness plans.  We do not anticipate any significant changes to operating expenses for the remainder of 2011.

Research and Development

	Three Months Ended
	March 31, 2011	March 31, 2010	Variance

Total	$187,111	$265,851	$(78,741)	-30%

Our research and development costs related to both present and future products are expensed in the period incurred.  Current research and development costs are associated with the continued development of next generation Smart Energy products. The Company anticipates a slight decrease in research and development costs in 2011.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31, 2011	March 31, 2010	Variance

Total	$1,086,544	$1,690,739	$(604,195)	-36%

During the three months ended March 31, 2011, selling, general and administrative expenses decreased over the comparable prior year period by approximately 36%.  This decrease is primarily the result of cost correction efforts in areas of staffing, professional fees, financing fees and debt forgiveness plans. We do not expect to see a significant increase in selling, general and administrative expenses for the remainder of 2011, except as necessary to meet future growth opportunities.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital deficit decreased by $2,290,305 during the three months ended March 31, 2011 from a working capital deficit (current liabilities in excess of current assets) of $4,162,420 at December 31, 2010 to a working capital deficit of $1,872,115 at March 31, 2011. The increase in working capital for the three months ended March 31, 2011 is due to the retirement of a convertible debenture, the associated derivative liability and the retirement of two related party notes.

Business Loan

On September 11, 2009, we entered into a Loan Agreement to borrow an aggregate principal amount of $300,000 from the Wisconsin Department of Commerce, or the Department.  The outstanding principal balance on the loan bears interest at the annual rate of two percent (2.0%).  Payment of interest and principal is to be made in the following manner:  (a) payment of any and all interest that accrues from the date of disbursement commences on January 1, 2010 and continues on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, we are obligated to pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which will include all remaining principal, accrued interest and other amounts owed by us to the Department under the Loan Agreement.  We may prepay amounts outstanding under the loan in whole or in part at any time without penalty.  The loan is secured by our assets and the proceeds from this loan will be used for our working capital requirements.  The outstanding borrowing under the agreement at March 31, 2011 was $288,202.

On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets to Dynamic Ratings (“Dynamic Ratings”).  The purchase price was $1,000,000 in cash.  In connection with the sale Dynamic Ratings lent $700,000 in the form of a 6% promissory note (Promissory Note# 1) dated March 4, 2011. The Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note for $50,000 (Promissory Note# 2).

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed a Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of six (6) percent and is due on March 31, 2014.   Note #1 may be prepaid in whole or in part, without penalty at any time, however scheduled payments are due on June 30, 2012 and June 30, 2013.  Payments shall be applied first to accrued but unpaid interest and then to principal.  Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Provided these provisions are met, the Company could potentially retire Note #1 prior to its expiration date.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid.

Promissory Note #2

From the sale of its Series 5 PLC product line assets, the Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note (“Note #2”) for $50,000.  The outstanding principal balance bears interest at the annual rate of five and one-quarter percent (5.25) percent and is due on March 4, 2012.  However  Note #2 is due immediately if the Company (a) receives three million ($3,000,000) dollars in aggregate in new debt or equity financing, (b) attains one million ($1,000,000) dollars in EBITDA for any reporting quarter or (3) becomes insolvent.  The Note may be prepaid in whole or in part, without penalty at any time.  Payments shall be applied first to accrued but unpaid interest and then to principal.

Proceeds from the issuance of common stock

During the three months ended March 31, 2011, the Company did not receive any proceeds from the issuance of its common stock.

Cash flow analysis

Cash used in operations was $19,957 and $503,509 during the period ending March 31, 2011 and 2010, respectively. During the period ended March 31, 2011, our primary capital needs include business strategy execution, inventory procurement and managing current liabilities.

Cash provided from investing activities from continuing operations of $4,800 and $0 during the periods ended March 31, 2011, and 2010, respectively.

Cash provided from financing activities was $82,179 and $52,253 during the period ending March 31, 2011 and 2010, respectively.

We have eased cash required for operations by trimming operating costs and reducing staff levels.  In addition, we are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

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

While we have been able to manage our working capital needs, additional financing is required in order to meet our current and projected cash flow requirements from operations.  We cannot predict whether this new financing will be in the form of equity or debt.  We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Off-Balance sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment.

Acquisition or Disposition of Property and Equipment

During the three months ended March 31, 2011, there were no expenditures on fixed assets and costs of equipment under operating leases.  The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

We presently lease two commercial office spaces in Germantown, Maryland totaling, in the aggregate, 16,400 square feet.  Both leases expire in December 2015.  We are actively pursuing an acceptable financial settlement and/or a sublease for all or a portion of this office spaces.

Disclosure of Contractual Obligations

On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets to Dynamic Ratings (“Dynamic Ratings”).  The purchase price was $1,000,000 in cash.  In connection with the sale Dynamic Ratings lent $700,000 in the form of a 6% promissory note (Promissory Note# 1) dated March 4, 2011. The Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note for $50,000 (Promissory Note# 2).

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed a Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of six (6) percent and is due on March 31, 2014.   Note #1 may be prepaid in whole or in part, without penalty at any time, however scheduled payments are due on June 30, 2012 and June 30, 2013.  Payments shall be applied first to accrued but unpaid interest and then to principal.  Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Provided these provisions are met, the Company could potentially retire Note #1 prior to its expiration date.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid.

Promissory Note #2

From the sale of its Series 5 PLC product line assets, the Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note (“Note #2”) for $50,000.  The outstanding principal balance bears interest at the annual rate of five and one-quarter percent (5.25) percent and is due on March 4, 2012.  However  Note #2 is due immediately if the Company (a) receives three million ($3,000,000) dollars in aggregate in new debt or equity financing, (b) attains one million ($1,000,000) dollars in EBITDA for any reporting quarter or (3) becomes insolvent.  The Note may be prepaid in whole or in part, without penalty at any time.  Payments shall be applied first to accrued but unpaid interest and then to principal.

Number of Employees

As of April 30, 2011, the Company had 77 full time employees.

Item 4.  Controls and Procedures.

As of March 31, 2011, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.  During the three months ended March 31, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Robert P. Crabb v. Telkonet Inc.

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

Stephen L. Sadle v. Telkonet, Inc

On April 15, 2011, a former executive, Stephen L. Sadle, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint alleging (1) breach of contract, (2) breach of promise and (3) violation of Maryland's wage payment laws.  The three claims in his Complaint each arise out of his resignation of employment in 2007.  Two thirty (30) day summonses were issued to Mr. Sadle for personal service on April 21, 2011; however, Telkonet has not yet been served with the Complaint.  Upon service, Telkonet will have thirty (30) days to respond to the Complaint.  An initial Scheduling Hearing in this matter has been set for July 15, 2011.

Item 1A. Risk Factors.

There have been no material changes to risk factors previously disclosed in our 2010 Annual Report in response to Item 1A of Form 10-K.

Item 6.  Exhibits.

Exhibit Number	Description Of Document
2.1	Asset Purchase Agreement by and between Telkonet Inc. and Dynamic Ratings, Inc. dated as of March 4, 2011(incorporated by reference to our Form 8-K filed on March 9, 2011)
3.1	Amendment to the Articles of Incorporation, adopted November 17, 2010 (incorporated by reference to our Form 10-K filed on March 30, 2011)
4.1	Promissory Note, dated March 4, 2011, issued by Telkonet Inc. to Dynamic Ratings, Inc (incorporated by reference to our Form 8-K filed on March 9, 2011)
10.1	Distribution Agreement by and between, Telkonet Inc. and Dynamic Ratings, Inc., dated as of March 4, 2011(incorporated by reference to our Form 8-K filed on March 9, 2011)
10.2	Consulting Agreement by and between Telkonet Inc. and Dynamic Ratings, Inc, dated as of March 4, 2011(incorporated by reference to our Form 8-K filed on March 9, 2011)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: May 16, 2011	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: May 16, 2011	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Controller and Acting Chief Financial Officer (principal financial officer