Form 10-Q
period 2011-06-30
TELKONET INC
filed 2011-08-08
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 102,037,171 shares of Common Stock ($.001 par value) as of August 04, 2011.

TELKONET, INC.
FORM 10-Q for the Quarter Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$882,484	$136,030
Accounts receivable, net	1,245,055	799,185
Inventories	595,968	599,402
Other current assets	265,475	197,565
Total current assets	2,988,982	1,732,182

Property and equipment, net	64,177	112,997

Other assets:
Deferred financing costs, net	-	56,732
Goodwill	11,670,446	11,670,446
Intangible assets, net	1,862,817	1,983,657
Total other assets	13,533,263	13,710,835

Total Assets	$16,586,422	$15,556,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,871,198	$2,402,950
Accrued liabilities and expenses	1,110,529	1,157,873
Note payable – current	85,768	47,536
Note payable – related party	-	25,114
Convertible debentures, net of debt discounts of $134,625	-	1,471,398
Derivative liability - current	-	619,698
Other current liabilities	89,063	170,033
Total current liabilities	3,156,558	5,894,602

Long-term liabilities:
Derivative liability – long term	-	1,282,077
Deferred lease liability	98,218	-
Note payable – long term	928,322	252,464
Total long-term liabilities	1,026,540	1,534,541

Commitments and contingencies
Temporary Equity:
Redeemable preferred stock, Series A; par value $.001 per share; 215 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010, net	968,701	890,475
Redeemable preferred stock, Series B; par value $.001 per share; 538 shares authorized and issued, 533 outstanding at June 30, 2011, 267 shares authorized, issued and outstanding at December 31, 2010, net	1,363,222	653,371

Stockholders’ Equity
Permanent Equity:
Preferred stock, undesignated, par value $.001 per share; 15,000,000 shares authorized; 748 issued and outstanding at June 30, 2011; 482 issued and outstanding at December 31, 2010	-	-
Common stock, par value $.001 per share; 190,000,000 shares authorized; 102,037,171 and 101,258,725 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	102,039	101,261
Additional paid-in-capital	124,387,048	121,995,117
Accumulated deficit	(114,417,686)	(115,513,353)
Total stockholders’ equity	10,071,401	6,583,025

Total Liabilities and Stockholders’ Equity	$16,586,422	$15,556,014

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
Revenues, net:
Product	$1,776,888	$1,970,286	$3,127,960	$3,536,737
Recurring	1,151,048	1,213,115	2,282,675	2,230,704
Total Revenue	2,927,936	3,183,401	5,410,635	5,767,441

Cost of Sales:
Product	1,017,894	1,012,124	1,726,164	1,911,907
Recurring	291,247	326,062	555,116	631,907
Total Cost of Sales	1,309,141	1,338,186	2,281,280	2,543,814

Gross Profit	1,618,795	1,845,215	3,129,355	3,223,627

Operating Expenses:
Research and development	184,207	264,049	371,318	529,900
Selling, general and administrative	1,224,178	1,304,845	2,310,722	2,995,584
Depreciation and amortization	86,235	77,790	165,180	158,200
Total Operating Expenses	1,494,620	1,646,684	2,847,220	3,683,684

Income (Loss) from Operations	124,175	198,531	282,135	(460,057)

Other Income (Expenses):
Financing expense, net	(10,986)	(155,547)	(190,406)	(324,293)
Gain on derivative liability	-	541,326	172,477	696,793
Gain on sale of asset	-	-	829,296	-
Gain (loss) on disposal of fixed asset	-	(100,744)	2,165	(100,744)
Total Other Income (Expense)	(10,986)	285,035	813,532	271,756

Income (Loss) Before Provision for Income Taxes	113,189	483,566	1,095,667	(188,301)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	113,189	483,566	1,095,667	(188,301)

Accretion of preferred dividends and discount	(170,800)	(39,347)	(313,867)	(78,460)
Net income (loss) attributable to common shareholders	$(57,611)	$444,219	$781,800	$(266,761)

Net income per share:
Income per share from continuing operations - basic	$0.00	$0.00	$0.01	$0.00
Income per share from continuing operations - diluted	$0.00	$0.00	$0.01	$0.00

Weighted Average Common Shares Outstanding - basic	102,878,097	96,916,357	101,475,906	96,714,804
Weighted Average Common Shares Outstanding - diluted	104,404,580	97,140,595	103,002,389	96,714,804

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH JUNE 30, 2011

	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2011	101,258,725	$101,261	$121,995,117	$(115,513,353)	$6,583,025

Shares issued to director and management at approximately $0.125 per share	409,056	409	55,091	-	55,500

Shares issued to director for consulting fees at approximately $0.15 per share (1)	177,083	177	24,823	-	25,000

Shares issued on conversion of preferred stock at approximately $0.18 per share	192,307	192	24,808	-	25,000

Stock-based compensation expense related to employee stock options	-	-	15,988	-	15,988

Warrants issued with redeemable convertible preferred stock	-	-	427,895	-	427,895

Beneficial conversion feature of redeemable convertible preferred stock	-	-	427,895	-	427,895

Retirement of secured convertible debentures	-	-	1,158,729	-	1,158,729

Retirement of derivative liability related to warrant obligation	-	-	570,569	-	570,569

Accretion of preferred stock discount	-	-	(193,797)	-	(193,797)

Accretion of preferred stock dividend	-	-	(120,070)	-	(120,070)

Net Income				1,095,667	1,095,667

Balance at June 30, 2011	102,037,171	$102,039	$124,387,048	$(114,417,686)	$10,071,401

See accompanying notes to the condensed consolidated financial statements

(1) Fees incurred prior to, but not paid until after, election to Board of Directors

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010

Cash Flows from Operating Activities:
Net income (loss)	$1,095,667	$(188,301)

Adjustments to reconcile net income (loss) from operations to cash used in operating activities:
Amortization of debt discounts and financing costs	191,357	254,120
Gain on sale of asset	(829,296)	-
Gain on derivative liability	(172,477)	(696,793)
(Gain) loss on disposal of fixed assets	(2,165)	100,744
Stock based compensation	96,488	88,181
Depreciation and amortization	165,180	158,200
Bad debt expense (recoveries)	(56,620)	31,879

Increase / decrease in:
Accounts receivable, trade and other	(389,250)	(762,451)
Inventories	(117,270)	219,051
Other current assets	(67,910)	(187,713)
Other current liabilities	(80,970)	42,212
Accounts payable, accrued liabilities & expenses, net	(579,096)	827,855
Deferred lease liability	98,218	-
Net Cash Used In Operating Activities	(648,144)	(113,016)

Cash Flows From Investing Activities:
Proceeds on disposal of asset	6,645	-
Proceeds from sale of assets	1,000,000	-
Net Cash Provided by Investing Activities	1,006,645	-

Cash Flows From Financing Activities:
Repayment on line of credit	-	(288,417)
Proceeds from issuance of note payable	700,000	-
Payments on long term note payable	(35,910)	-
Payments on note payable – related party	(25,114)	-
Proceeds from issuance of preferred stock	1,355,000	-
Repayment of Convertible Debentures	(1,606,023)	-
Net Cash Provided By (Used In) Financing Activities	387,953	(288,417)

Net increase (decrease) in cash and cash equivalents	746,454	(401,433)
Cash and cash equivalents at the beginning of the period	136,030	503,870
Cash and cash equivalents at the end of the period	$882,484	$102,437

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
Supplemental Disclosures of Cash Flow Information:	2011	2010

Cash transactions:
Cash paid during the period for financing expenses	$203,174	$301,351
Income taxes paid	-	-
Non-cash transactions:
Common stock issuance to pay off accounts payable	$-	$62,957
Issuance of note payable in conjunction with warrant cancellation	50,000	-
Beneficial conversion feature of redeemable convertible preferred stock	427,895	-
Value of warrants issued with redeemable convertible preferred stock	427,895	-
Accretion of discount on redeemable preferred stock	193,797	35,802
Accretion of dividend on redeemable preferred stock	120,070	42,658

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

In March 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. under an Asset Purchase Agreement.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc., and EthoStream, LLC. Significant intercompany transactions have been eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported net income from continuing operations of $1,095,667 for the six month period ended June 30, 2011, accumulated deficit of $114,417,686 and total current liabilities in excess of current assets of $167,576 as of June 30, 2011.

Concurrent with the first quarter debenture retirement, the second quarter equity raise and our year to date operating results, the Company believes anticipated revenues and its’ continued operational efficiencies will be sufficient to satisfy its ongoing capital and cash flow requirements for the remainder of fiscal 2011.  However, the Company also believes there remains sufficient uncertainty, both in the economic environment and our current deficit position, that the Company cannot make any representations for fiscal 2012.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Fair Value of Financial Instruments

The company accounts for the fair value of financial instruments in accordance with ASC 820, which defines fair value for accounting purposes, established a framework for measuring fair value and expand disclosure requirements regarding fair value measurements.  Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  We have categorized our financial assets and liabilities that are recurring, at fair value into a three-level hierarchy in accordance with these provisions.

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

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset using a discount rate determined by management to be commensurate with the risk inherent to our current business model.

Income per Common Share

The Company computes earnings per share under ASC 260-10, Earnings Per Share.  Basic net income per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted income per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable the exercise of the Company's stock options and warrants.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10 “Income Taxes.” Under this method, deferred taxes (when required) are provided based on the difference between the financial reporting and income tax bases of assets and liabilities and net operating losses at the statutory rates enacted for future periods. The Company has a policy of establishing a valuation allowance when it is more likely than not that the Company will not realize the benefits of its deferred tax assets in the future.

The Company has adopted the Financial Accounting Standards Board (“FASB”) issued ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Revenue Recognition

For revenue from product sales, we recognize revenue in accordance with ASC 605-10, and ASC Topic 13 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required.  The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Stock Based Compensation

We account for our stock based awards in accordance with ASC 718-10, Compensation, which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards. We estimate the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations.

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

Stock-based compensation expense in connection with options granted to employees for the six months ended June 30, 2011 and 2010 was $15,988 and $88,181, respectively.

Deferred Lease Liability

Rent expense is recorded on a straight-line basis over the term of the lease. Rent escalations and rent abatement periods during the term of the lease create a deferred lease liability which represents the excess of cumulative rent expense recorded to date over the actual rent paid to date.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

During December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-28, “Intangibles—Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts—a consensus of the FASB Emerging Issues Task Force.”  ASU No. 2010-28 requires entities with reporting units with zero or negative carrying amounts to perform step 2 of the goodwill impairment test if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  Any goodwill impairment recorded upon the adoption of ASU No. 2010-28 is required to be recorded as a cumulative-effect adjustment to beginning retained earnings.  ASU No. 2010-28 is effective for fiscal years beginning after December 15, 2010. The company is currently assessing the effect that ASU No. 2010-28 will have on its results of operations, financial position and cash flows.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE C - INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at June 30, 2011 are:

	Cost	Accumulated Amortization	Net Book Value	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,037,183)	$1,862,817	$-	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,037,183)	1,862,817	-
Goodwill – EthoStream	5,796,430	-	5,796,430	-
Goodwill – SSI	5,874,016	-	5,874,016	-
Total	$14,570,446	$(1,037,183)	$13,533,263	$-

Total identifiable intangible assets acquired and their carrying values at December 31, 2010 are:

	Cost	Accumulated Amortization	Net Book Value	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(916,343)	$1,983,657	$-	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(916,343)	1,983,657	-
Goodwill – EthoStream	5,796,430	-	5,796,430	-
Goodwill – SSI	5,874,016	-	5,874,016	-
Total	$14,570,446	$(916,343)	$13,654,103	$-

Total amortization expense charged to operations for both the three and six months ended June 30, 2011 and 2010 was $60,420 and $120,840, respectively.

Estimated amortization expense as of June 30, 2011 is as follows:

Remainder of 2011	$120,840
2012	241,680
2013	241,680
2014	241,680
2015 and after	1,016,937
Total	$1,862,817

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

NOTE D - ACCOUNTS RECEIVABLE

Components of accounts receivable as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Accounts receivable	$1,370,055	$974,185
Allowance for doubtful accounts	(125,000)	(175,000)
Total	$1,245,055	$799,185

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE E - INVENTORY

Inventories as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Inventory, gross	$735,968	$799,402
Reserve for obsolescence	(140,000)	(200,000)
Inventory, Net	$595,968	$599,402

NOTE F - LONG TERM DEBT

Senior Convertible Debenture

A summary of convertible debentures payable at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
Senior Convertible Debentures, accrue interest at 13% per annum and mature on May 29, 2011	$-	$1,606,023
Debt Discount - beneficial conversion feature, net of accumulated amortization of $733,756 at December 31, 2010.	-	(73,208)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $616,593 at December 31, 2010.	-	(61,417)

Total	$-	$1,471,398
Less: current portion	-	(1,471,398)
Total Long Term Portion	$-	$-

On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets to Dynamic Ratings, Inc. (“Dynamic Ratings”).  The purchase price was $1,000,000 in cash.  In connection with the sale, Dynamic Ratings lent the Company an additional $700,000 in the form of a 6% promissory note dated March 4, 2011. The Company used the proceeds to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note for $50,000 (Promissory Note#2).

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of two (2.00) percent. Payment of interest and principal is to be made in the following manner:   (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty.  The credit facility is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company.  The outstanding borrowing under the agreement at June 30, 2011 was $276,346.

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed a Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of six (6) percent and is due on March 31, 2014.   Note #1 may be prepaid in whole or in part, without penalty at any time, however scheduled payments are due on June 30, 2012 and June 30, 2013.  Payments shall be applied first to accrued but unpaid interest and then to principal.  Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Provided these provisions are met, the Company could potentially retire Note #1 prior to its expiration date.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Promissory Note #2

From the sale of its Series 5 PLC product line assets, the Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note (“Note #2”) for $50,000.  The outstanding principal balance bears interest at the annual rate of five and one-quarter (5.25) percent and is due on March 4, 2012. The monthly payment of principal and interest is $4,385.  However Note #2 is due immediately if the Company (a) receives three million ($3,000,000) dollars in aggregate in new debt or equity financing, (b) attains one million ($1,000,000) dollars in EBITDA for any reporting quarter or (3) becomes insolvent.  The Note may be prepaid in whole or in part, without penalty at any time.  Payments shall be applied first to accrued but unpaid interest and then to principal.

Aggregate maturities of long-term debt as of June 30, 2011 are as follows:

As of June 30,	Amount
2011 (Remainder of)	$48,890
2012	61,253
2013	49,485
2014	750,483
2015 and thereafter	103,979
$1,014,090
Less: Current portion	(85,768)
Total Long term portion	$928,322

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE G - REDEEMABLE PREFERRED STOCK

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

On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share.  The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares.  Since the Series A may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as Commitments and Contingencies on the balance sheet at June 30, 2011 and December 31, 2010.

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

The charge to additional paid in capital for amortization of Series A discount and costs for the period ended June 30, 2011 was $35,802.

For the six months ended June 30, 2011 we have accrued dividends in the amount of $42,424 and cumulative accrued dividends of $138,356. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends have been added to the carrying value of the Series A shares.

Series B

The Company has designated 567 shares of preferred stock as Series B Preferred Stock (“Series B”). Each share of Series B shall be convertible, at the option of the holder thereof, at any time, into shares of our Common Stock at an initial conversion price of $0.13 per share, subject to adjustments for anti-dilution provisions.  In the event of a change of control (as defined in the purchase agreement with respect to the Series B), or at the holder’s option, on November 19, 2014 and for a period of 180 days thereafter, provided that at least fifty percent (50%) of the shares of Series B issued on the Series B Original Issue Date remain outstanding as of November 19, 2014, and the holders of at least a majority of the then outstanding shares of Series B provide written notice requesting redemption of all shares of Series B, we are required to redeem the Series B for the purchase price plus any accrued but unpaid dividends. The Series B accrues dividends at an annual rate of 8% of the original purchase price, and shall be payable only when, as, and if declared by our Board of Directors.

On August 4, 2010, the Company sold 267 shares of Series B with attached warrants to purchase an aggregate of 10,269,219 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,335,000 from the sale of the Series B shares.  Since the Series B shares may ultimately be redeemable at the option of the holder, the carrying value of the Series B shares, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at June 30, 2011 and December 31, 2010.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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

On April 8, 2011, the Company sold 271 additional shares of Series B with attached warrants to purchase an aggregate of 10,423,067 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,355,000 from the sale of the Series B shares.  Since the Series B shares may ultimately be redeemable at the option of the holder, the carrying value of the Series B shares, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at June 30, 2011.

In accordance with ASC 470 Topic “Debt”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $427,895 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $427,895 to the Series B shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 129%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of 5 years, and (5) estimated fair value of Telkonet common stock of $0.12 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $855,790, have been recorded as a discount and deducted from the face value of the Series B shares. Since the Series B is classified as temporary equity, the discount will be amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

The charge to additional paid in capital for amortization of Series B discount and costs for the period ended June 30, 2011 was $157,995.

For the six months ended June 30, 2011, we have accrued dividends for Series B in the amount of $77,646 and cumulative accrued dividends of $120,683. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

NOTE H - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of June 30, 2011, the Company has 215 shares of Series A preferred stock issued and outstanding and 538 shares of Series B preferred stock issued and 533 shares outstanding.  The Company has authorized 190,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2011 and December 31, 2010, the Company has 102,037,171 and 101,258,725, respectively, shares of common stock issued and outstanding.

During the six months ended June 30, 2011, the Company issued 409,056 shares of common stock to directors and management for services performed through June 30, 2011.  These shares were valued at $55,500, which approximated the fair value of the shares when they were issued.   In addition, 177,083 shares were issued to a current member of the Company’s Board of Directors for consulting fees incurred prior to, but not paid until after, his election to Board of Directors.  These shares were valued at $25,000.

During the three months ended June 30, 2011, five shares of Series B redeemable preferred stock were converted to 192,307 shares of common stock.

NOTE I - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company maintains two stock option plans. The first plan initiated in the year 2000 and was established as a long term incentive plan for employees and consultants, including board of director members. The second plan was established in 2010 also as an incentive plan for officers, employees, non employee directors, prospective employees and other key persons. It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a better alignment of their interests with those of the Company and its’ stockholders.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	1,783,800	2.17	$1.04	1,600,858	$1.04
$2.00 - $2.99	145,000	3.82	$2.47	126,665	$2.46
$3.00 - $3.99	40,000	4.71	$3.09	40,000	$3.09
$4.00 - $4.99	35,000	4.24	$4.27	35,000	$4.27
$5.00 - $5.99	30,000	3.89	$5.43	30,000	$5.43
	2,033,800	2.40	$1.31	1,832,523	$1.31

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010	6,120,883	$1.56
Granted	-	-
Exercised	-	-
Cancelled or expired	(3,572,083)	1.62
Outstanding at December 31, 2010	2,548,800	$1.57
Granted	-	-
Exercised	-	-
Cancelled or expired	(515,000)	2.69
Outstanding at June 30, 2011	2,033,800	$1.31

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

There were no options granted or exercised during the six months ended June 30, 2011 and 2010.

Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2011 and 2010 was $7,994 and $41,401, and $15,988 and $88,181, respectively.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants.  These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	425,000	.62	$1.00	425,000	$1.00

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010	675,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	(250,000)	1.00
Outstanding at December 31, 2010	425,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired		-
Outstanding at June 30, 2011	425,000	$1.00

There were no non-employee stock options vested during the periods ended June 30, 2011 and 2010.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	10,346,168	4.46	$0.13	10,346,168	$0.13
$0.33	1,705,539	3.26	$0.33	1,705,539	$0.33
$0.60	800,000	1.85	$0.60	800,000	$0.60
$1.00	500,000	.53	$1.00	500,000	$1.00
$2.59	431,226	.12	$2.59	431,226	$2.59
$3.05	1,135,140	2.52	$3.05	1,135,140	$3.05
$4.17	359,712	1.06	$4.17	359,712	$4.17
	15,277,785	3.72	$.59	15,277,785	$.59

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010	12,158,941	$1.60
Issued	12,819,897	0.28
Exercised	-	-
Canceled or expired	(2,874,096)	3.29
Outstanding at December 31, 2010	22,104,742	$.51
Issued	5,322,847	.13
Exercised	-	-
Canceled or expired	(12,149,804)	.23
Outstanding at June 30, 2011	15,277,785	$.59

On April 8, 2011, the Company issued 271 shares of Series B Preferred Stock (“Series B”) with attached warrants to purchase 5,211,538 shares of the Company’s common stock at $0.13 per share.

The Company did not issue any warrants during the period ended June 30, 2010.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE J - RELATED PARTIES

In connection with the Series A Preferred Stock private placement transaction, on November 16, 2009, the Company entered into an Executive Officer Reimbursement Agreement with each of (i) Jason L. Tienor, the Company’s President and Chief Executive Officer, (ii) Richard J. Leimbach, the Company’s then Chief Financial Officer, and (iii) Jeffrey J. Sobieski, the Company’s Chief Operating Officer (collectively, the “Executive Officers”), pursuant to which the Executive Officers agreed to convert a portion of outstanding indebtedness of the Company owed to such Executive Officers into Series A shares and Warrants pursuant to the Securities Purchase Agreement.  Mr. Tienor converted $20,000 of outstanding indebtedness into 4 Series A shares and Warrants to purchase 30,304 shares of Common Stock. Mr. Leimbach converted $10,000 of outstanding indebtedness into 2 Series A shares and Warrants to purchase 15,152 shares of Common Stock. Mr. Sobieski converted $20,000 of outstanding indebtedness into 4 Series A shares and Warrants to purchase 30,304 shares of Common Stock.

Anthony Paoni, Chairman of the Company’s Board of Directors, participated in the private placement of Series A Preferred Stock, purchasing five shares of Series A convertible redeemable preferred stock (convertible into 68,870 shares of common stock) and warrants to purchase 37,880 shares of common stock, for an aggregate purchase price of $25,000.

NOTE K - COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company presently leases approximately 14,000 square feet of office space in Milwaukee, WI for its corporate headquarters.  The Milwaukee lease expires in March 2020.

The Company presently leases 16,416 square feet of commercial office space in Germantown, MD.  The lease commitments expire in December 2015.  On July 15, 2011, Telkonet executed a sublease agreement for 11,626 square feet of its former corporate headquarters located in Germantown, MD.  The sublease term will expire on January 31, 2013.  The subtenant received a one month rent abatement and has the option to extend the sublease from January 31, 2013 to December 31, 2015.

Commitments for minimum rentals under non cancelable leases at June 30, 2011 are as follows:

2011 (Remainder of)	$180,264
2012	384,651
2013	402,951
2014	414,267
2015 and thereafter	1,179.837
Total	$2,561,970

Rental expenses charged to operations for the six months ended June 30, 2011 and 2010 are $405,637 and $325,116, respectively.

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

Jason Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement dated April 11, 2011.  Mr. Tienor’s employment agreement is for a term expiring on April 10, 2012, is renewable at the agreement of the parties and provides for a base salary of $200,000 per year.

Jeff Sobieski, Chief Operating Officer, is employed pursuant to an employment agreement, dated April 11, 2011. Mr. Sobieski’s employment agreement is for a term expiring on April 10, 2012, is renewable at the agreement of the parties and provides for a base salary of $190,000 per year.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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

On August 1, 2008, we timely filed an answer to the complaint denying the allegations. On February 27, 2009, the USPTO granted a reexamination request with respect to the patent in issue in this lawsuit.  Based upon four highly relevant and material prior art references that had not been considered by the USPTO in its initial examination, it found a “substantial new question of patentability” affecting all claims of the patent in suit.  On August 2, 2010, the USPTO issued a Final Office Action rejecting every claim of the patent in suit.  If this action is upheld on appeal it will result in the elimination of all of the issues in the pending litigation. There is a possibility that the claims of the patent will be reinstated on appeal either in their original form or as amended.

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

On September 1, 2010, the court entered a 60 day stay at the plaintiff’s request. On September 15, 2010 we, along with other defendants, filed a motion seeking a stay of the litigation pending the conclusion of the reexamination proceeding. Subject to certain conditions, Linksmart agreed to entry of a stay. The court granted the defendants’ motion on October 26, 2010 and, subject to the agreed upon conditions, the matter is now stayed pending conclusion of the reexamination, including all appeals. A mandatory mediation was held in October, 2010 which did not achieve any results.  As of June 30, 2011, the case continued to be in stay pending a dismissal or appeal.  Because of the above, the Company is unable to estimate potential damages.

Robert P. Crabb v. Telkonet Inc.

On November 9, 2010, a former executive, Robert P. Crabb, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint in the Circuit Court for Montgomery County, MD alleging  (1) violation of Maryland’s Wage Payment and Collection Act  (2) Breach of Contract and  (3) Promissory Estoppel/Detrimental Reliance.  The claims in his Complaint arise out of his retirement in September 2007.  On December 6, 2010, Telkonet filed an Answer and Counterclaim, alleging “Recoupment.” Mr. Crabb filed an Answer to the Counterclaim on January 10, 2011.  In terms of relief, Mr. Crabb is seeking "severance compensation" in the amount of $156,000, treble damages, interest, and attorneys’ fees.  Treble damages and attorneys’ fees are only available under the Maryland Wage Payment and Collection Act.  Mr. Crabb's Complaint provides no specific accounting for the relief sought.  A pre-trial conference was held on July 28, 2011, during which time the Court scheduled a four day jury trial beginning on December 12, 2011.  On July 28, Plaintiff also filed a Motion for Partial Summary Judgment on his claims and Defendants' Counterclaim.  Defendants' Opposition is due on August 12, 2011.  Although discovery in this matter has closed, there are two discovery motions pending before the Court.

Stephen L. Sadle v. Telkonet, Inc

On April 15, 2011, a former executive, Stephen L. Sadle, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint in the Circuit Court for Montgomery County, MD alleging (1) Breach of Contract, (2) Promissory Estoppel/Detrimental Reliance and (3) violation of Maryland's Wage Payment and Collection Act.  The three claims in his Complaint each arise out of his retirement in 2007.  On May 27, 2011 Defendants filed a motion to dismiss Mr. Sadle's claims.  A hearing on Defendants' motion to dismiss will be held on August 10, 2011.   In terms of relief, Mr. Sadle is seeking "severance compensation" in the amount of $195,000, treble damages, interest, and attorneys’ fees.  Treble damages and attorneys’ fees are only available under the Maryland Wage Payment and Collection Act.  Mr. Sadle's Complaint provides no specific accounting for the relief sought. The trial in this case will likely be scheduled between February and June 2012.

Sales Tax

The Company believes there exists the possibility of sales tax exposure in multiple states covering multiple years. At the quarter ended June 30, 2011, the Company has approximately $225,000 accrued for any potential sales tax exposure. However the Company is unable to estimate if there will be any additional sales tax exposure in excess of this accrual.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE L - BUSINESS CONCENTRATION

Revenue from one (1) major customer approximated $658,109 or 11% of total revenues for the period ended June 30, 2010. Total accounts receivable of $532,190 or 29% of total accounts receivable, was due from this customer as of June 30, 2010. For the period ended June 30, 2011, the Company did not have a customer with revenue greater to 10% of total revenues.

Purchases from two (2) major suppliers approximated $1,254,804, or 35%, of purchases, and two (2) major suppliers approximated $1,028,314, or 33%, of purchases, for the six months ended June 30, 2011 and 2010, respectively. Total accounts payable of approximately $149,055, or 7%, of total accounts payable, was due to these suppliers as of June 30, 2011, and $543,572, or 15%, of total accounts payable, was due to these suppliers as of June 30, 2010.

NOTE M - FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s short and long-term investments as of December 31, 2010 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Level 3	Total
Derivative liabilities	-	-	1,901,775	1,901,775
Total	$-	$-	$1,901,775	$1,901,775

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the six months ended June 30, 2011.

2011
Balance at beginning of year	$1,901,775
Repayment of debt, cancellation of warrants and related derivative liability	(1,158,729)
Change in fair value of derivative liability	(172,477)
Retirement of derivative liability related to warrant obligation	(570,569)

Balance at end of period	$-

NOTE N - SUBSEQUENT EVENTS

On July 15, 2011, Telkonet executed a sublease agreement for 11,626 square feet of its’ former corporate headquarters located in Germantown, MD.  The sublease term will expire on January 31, 2013.  The subtenant received a one month rent abatement and has the option to extend the sublease from January 31, 2013 to December 31, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the quarter ended June 30, 2011, as well as the Company’s condensed consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2010 filed on March 30, 2011.

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

On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets to Dynamic Ratings (“Dynamic Ratings”).  The purchase price was $1,000,000 in cash.  In connection with the sale, Dynamic Ratings lent the Company an additional $700,000 in the form of a 6% promissory note dated March 4, 2011.  Concurrently with the sale, the Company entered into a Distributorship Agreement and a Consulting Agreement with Dynamic Ratings.  Under the Distributorship Agreement, the Company was designated as a distributor of the Series 5 product to the non-utility sector and will receive preferred pricing for purchases of Series 5 product.  Under the Consulting Agreement, the Company agreed to provide Dynamic Ratings with ongoing transition assistance and consulting services for the Series 5 product.  The Distributorship Agreement and the Consulting Agreement have initial terms that expire on March 31, 2014 and March 31, 2013, respectively.  Proceeds payable to the Company under the Distributorship Agreement and the Consulting Agreement will be applied to pay the balance of the Promissory Note.

Telkonet’s EthoStream Hospitality Network is now one of the largest high speed internet access (HSIA) solution providers in the world, with a customer base of more than 2,314 properties representing approximately 215,000 hotel rooms.  This network provides Telkonet with the opportunity to market our energy efficiency solutions.  In addition, more than 3.9 million users access the Internet monthly via the EthoStream Hospitality Network providing Telkonet with a growing captive audience for promotional relationships.  The EthoStream Hospitality Network is backed by a 24/7 U.S.-based in-house support center that uses integrated, web-based management tools enabling proactive customer support.

We utilize direct and indirect sales channels in all areas of our business.  With a growing Value-Added Reseller (VAR) network, we continue to broaden our reach throughout the industry.  Utilizing key integrators and strategic partners, we’ve been able to increase penetration in each of our targeted markets.  The impact of this effort is a growing percentage of Telkonet’s business is driven by our indirect sales channels.

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

Forward Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements.  Accordingly, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for 2011 and future periods.  These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable.  However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.  Factors that could cause or contribute to such differences include those risks affecting the Company’s business as described in the Company’s filings with the SEC, including the Company’s 2010 Annual Report on Form 10-K and later filed quarterly reports on Form 10-Q and Current Reports on Form 8-K, which factors are incorporated herein by reference.  The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  On an ongoing basis, we evaluate significant estimates used in preparing our condensed consolidated financial statements including those related to revenue recognition, guarantees and product warranties, stock based compensation and business combinations.  We base our estimates on historical experience, underlying run rates and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

For revenue from product sales, we recognize revenue in accordance with ASC 605-10, and ASC Topic 13 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required.  The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Fair Value of Financial Instruments

The company accounts for the fair value of financial instruments in accordance with ASC 820, which defines fair value for accounting purposes, established a framework for measuring fair value and expand disclosure requirements regarding fair value measurements.  Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  We have categorized our financial assets and liabilities that are recurring, at fair value into a three-level hierarchy in accordance with these provisions.

New Accounting Pronouncements

During December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-28, “Intangibles—Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts—a consensus of the FASB Emerging Issues Task Force.”  ASU No. 2010-28 requires entities with reporting units with zero or negative carrying amounts to perform step 2 of the goodwill impairment test if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  Any goodwill impairment recorded upon the adoption of ASU No. 2010-28 is required to be recorded as a cumulative-effect adjustment to beginning retained earnings.  ASU No. 2010-28 is effective for fiscal years beginning after December 15, 2010. The company is currently assessing the effect that ASU No. 2010-28 will have on its results of operations, financial position and cash flows.

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	June 30, 2011		June 30, 2010		Variance

Product	$1,776,888	61%	$1,970,286	62%	$(193,398)	-10%
Recurring	1,151,048	39%	1,213,115	38%	(62,067)	-5%
Total	$2,927,936	100%	$3,183,401	100%	$(255,465)	-8%

	Six Months Ended
	June 30, 2011		June 30, 2010		Variance

Product	$3,127,960	58%	$3,536,737	61%	$(408,777)	-12%
Recurring	2,282,675	42%	2,230,704	39%	51,971	2%
Total	$5,410,635	100%	$5,767,441	100%	$(356,806)	-6%

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

For the three and six months ended June 30, 2011, product revenue decreased by 10% and 12% respectively, when compared to the prior year periods.  Product revenue in 2011 includes approximately $1.8 million attributed to the sale and installation of energy management products, and approximately $1.2 million for the sale and installation of HSIA products, and approximately $0.1 million attributable to the Telkonet Series 5 products.   Since our sales of energy management and HSIA products are concentrated in the hospitality market, we have been impacted by a market reluctance to incur capital expenditures in the present economy. However, we believe the economy continues to demonstrate gradual signs of recovery and anticipate it will continue, albeit at a modest, uneven pace.

Recurring Revenue

The recurring revenue consists primarily of HSIA support services and advertising revenue.  The Company recognizes revenue over the term of the service period.  Advertising revenue is based on impression-based statistics for a given period from customer site visits to the Company’s under the terms of advertising agreements entered into with third-parties.

Recurring revenue includes approximately 2,314 hotels in our broadband network portfolio.  We currently support over 215,000 HSIA rooms, with over 3.9 million monthly users.  For the three and six months ended June 30, 2011, recurring revenue decreased by 5% and increased by 2% respectively when compared to the same periods of the prior year.  The year to date increase in recurring revenue was primarily attributed to a new advertising program started in the first quarter of 2011.

Cost of Sales

	Three Months Ended
	June 30, 2011		June 30, 2010		Variance

Product	$1,017,894	57%	$1,012,124	51%	$5,770	1%
Recurring	291,247	25%	326,062	27%	(34,815)	-11%
Total	$1,309,141	45%	$1,338,186	42%	$(29,045)	-2%

	Six Months Ended
	June 30, 2011		June 30, 2010		Variance

Product	$1,726,164	55%	$1,911,907	54%	$(185,743)	-10%
Recurring	555,116	24%	631,907	28%	(76,791)	-12%
Total	$2,281,280	42%	$2,543,814	44%	$(262,534)	-10%

Product Costs update
Product costs include equipment and installation labor related to the sale of Telkonet SmartEnergy™ products, Telkonet Series 5™ products and the Telkonet iWire System™.  For the three months ended June 30, 2011, product costs increased by 1% when compared to the prior year period, as a result of increased distribution costs.   Product costs for the six months ended June 30, 2011, decreased by 10% when compared to the prior year period, a direct correlation to the decrease in product revenues.

Recurring Costs update
For the three and six months ended June 30, 2011, recurring costs decreased by 11% and 12% respectively when compared to the prior year periods, due to increased efficiencies in providing support services to our EthoStream Hospitality Network.  As we continue to add new HSIA customers to our portfolio, we may need to hire additional support center staff which may affect our recurring product costs and margins.

Gross Profit

	Three Months Ended
	June 30, 2011		June 30, 2010		Variance

Product	$758,994	43%	$958,162	49%	$(199,168)	-21%
Recurring	859,801	75%	887,053	73%	(27,252)	-3%
Total	$1,618,795	55%	$1,845,215	58%	$(226,420)	-12%

	Six Months Ended
	June 30, 2011		June 30, 2010		Variance

Product	$1,401,796	45%	$1,624,830	46%	$(223,034)	-14%
Recurring	1,727,559	76%	1,598,797	72%	128,762	8%
Total	$3,129,355	58%	$3,223,627	56%	$(94,272)	-3%

Product Gross Profit

The gross profit on product revenue for the three and six months ended June 30, 2011 decreased by 21% and 14%, respectively, compared to the prior year periods as a result of decreased product sales and installations on energy management and HSIA sales.

Recurring Gross Profit

Our gross profit percentage associated with recurring revenue decreased by 3% and increased by 8% for the three and six months ended June 30, 2011.  The increase was due to the growth in advertising revenue which yields greater margins.

Operating Expenses

	Three Months Ended
	June 30, 2011	June 30, 2010	Variance

Total	$1,494,620	$1,646,684	$(152,064)	-9%

	Six Months Ended
	June 30, 2011	June 30, 2010	Variance

Total	$2,847,220	$3,683,684	$(836,464)	-23%

During the three and six months ended June 30, 2011, operating expenses decreased by 9% and 23%, respectively, when compared to the prior year periods.  These decreases are primarily the result of cost reduction efforts in areas of staffing, professional fees, financing fees and debt forgiveness plans.  We do not anticipate any significant changes to operating expenses for the remainder of 2011, except as necessary to meet future growth opportunities.

Research and Development

	Three Months Ended
	June 30, 2011	June 30, 2010	Variance

Total	$184,207	$264,049	$(79,842)	-30%

	Six Months Ended
	June 30, 2011	June 30, 2010	Variance

Total	$371,318	$529,900	$(158,582)	-30%

Our research and development costs related to both present and future products are expensed in the period incurred.  Current research and development costs are associated with product development and integration. The Company anticipates a continued decrease in research and development costs in the remainder of 2011compared to 2010.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30, 2011	June 30, 2010	Variance

Total	$1,224,178	$1,304,845	$(80,667)	-6%

	Six Months Ended
	June 30, 2011	June 30, 2010	Variance

Total	$2,310,722	$2,995,584	$(684,862)	-23%

During the three and six months ended June 30, 2011, selling, general and administrative expenses decreased over the comparable prior year periods by approximately 6% and 23%, respectively.   These decreases are primarily the result of cost reduction efforts in areas of staffing, professional fees, financing fees and debt forgiveness plans. We do not expect to see a significant increase in selling, general and administrative expenses for the remainder of 2011, except as necessary to meet future growth opportunities.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital deficit decreased by $3,944,844 during the six months ended June 30, 2011 from a working capital deficit (current liabilities in excess of current assets) of $4,162,420 at December 31, 2010 to a working capital deficit of $167,576 at June 30, 2011. The decrease in working capital deficit for the six months ended June 30, 2011 is due to the retirement of a convertible debenture, the associated derivative liability and the retirement of two related party notes.

Business Loan

On September 11, 2009, we entered into a Loan Agreement to borrow an aggregate principal amount of $300,000 from the Wisconsin Department of Commerce (“Department”).  The outstanding principal balance on the loan bears interest at the annual rate of two percent (2.0%).  Payment of interest and principal is to be made in the following manner:  (a) payment of any and all interest that accrues from the date of disbursement commences on January 1, 2010 and continues on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, we are obligated to pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which will include all remaining principal, accrued interest and other amounts owed by us to the Department under the Loan Agreement.  We may prepay amounts outstanding under the loan in whole or in part at any time without penalty.  The loan is secured by substantially all of our assets and the proceeds from this loan were used for our working capital requirements.  The outstanding borrowing under the agreement at June 30, 2011 was $276,346.

On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets to Dynamic Ratings Inc., (“Dynamic Ratings”).  The purchase price was $1,000,000 in cash.  In connection with the sale Dynamic Ratings lent $700,000 in the form of a 6% promissory note (Promissory Note# 1) dated March 4, 2011. The Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note for $50,000 (Promissory Note# 2).

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

Proceeds from the issuance of  Series B Preferred Stock

On April 8, 2011, the Company sold 271 shares of series B Preferred Stock with attached warrants to purchase 5,211,538 shares of common stock at $0.13 per share.

Cashflow analysis

Cash used in continuing operations was $648,143 and $113,016 during the periods ending June 30, 2011 and 2010, respectively. As of June 30, 2011, our primary capital needs included business strategy execution, inventory procurement and managing current liabilities.

We utilized cash for investing activities from continuing operations of $1,006,644 and $0 during the periods ended June 30, 2011 and 2010, respectively.

Cash provided from financing activities was $387,953 during the period ending June 30, 2011, compared to cash used in financing activities of $288,417 during the period ending June 30, 2010. The Company issued Series B preferred stock, sold the Series 5 PLC product line and repaid convertible debentures during 2011. The Company made repayments on our working capital line of credit used for inventory purchases of $288,417 in 2010.

We have eased cash required for operations by trimming operating costs and reducing staff levels.  In addition, we are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Concurrent with the first quarter debenture retirement, the second quarter equity raise and our year to date operating results, the Company believes anticipated revenues and its’ continued operational efficiencies will be sufficient to satisfy its ongoing capital and cash flow requirements for the remainder of fiscal 2011.  However, the Company also believes there remains sufficient uncertainty, both in the economic environment and our current deficit position, that the Company cannot make any representations for fiscal 2012.

Our prior independent registered public accountants stated in their report dated March 29, 2011 for the period ended December 31, 2010 that we have incurred operating losses in the past years, and that we are dependent upon management’s ability to develop profitable operations and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible.  These factors, among others, may raise substantial doubt about our ability to continue as a going concern. This may also affect our ability to obtain financing in the future.

Off-Balance sheet Arrangements

The Company has no other off-balance sheet arrangements other than it’s facility leases.
Acquisition or Disposition of Property and Equipment

During the six months ended June 30, 2011, there were no expenditures on fixed assets and costs of equipment under operating leases.  The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

We presently lease two commercial office spaces in Germantown, MD totaling, in the aggregate, 16,400 square feet.  Both leases expire in December 2015.  On July 15, 2011, Telkonet executed a sublease agreement for 11,626 square feet of its’ former corporate headquarters located in Germantown, MD.  The sublease term will expire on January 31, 2013.  The Subtenant received a one (1) month rent abatement and has the option to extend the sublease from January 31, 2013 to December 31, 2015.

Item 4.  Controls and Procedures.

As of June 30, 2011, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.  During the six months ended June 30, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Robert P. Crabb v. Telkonet Inc.

On November 9, 2010, a former executive, Robert P. Crabb, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint in the Circuit Court for Montgomery County, MD alleging  (1) violation of Maryland’s Wage Payment and Collection Act  (2) Breach of Contract and  (3) Promissory Estoppel/Detrimental Reliance.  The claims in his Complaint arise out of his retirement in September 2007.  On December 6, 2010, Telkonet filed an Answer and Counterclaim, alleging “Recoupment.” Mr. Crabb filed an Answer to the Counterclaim on January 10, 2011.  In terms of relief, Mr. Crabb is seeking "severance compensation" in the amount of $156,000, treble damages, interest, and attorneys’ fees.  Treble damages and attorneys’ fees are only available under the Maryland Wage Payment and Collection Act.  Mr. Crabb's Complaint provides no specific accounting for the relief sought.  A pre-trial conference was held on July 28, 2011, during which time the Court scheduled a four day jury trial beginning on December 12, 2011.  On July 28, Plaintiff also filed a Motion for Partial Summary Judgment on his claims and Defendants' Counterclaim.  Defendants' Opposition is due on August 12, 2011.  Although discovery in this matter has closed, there are two discovery motions pending before the Court.

Stephen L. Sadle v. Telkonet, Inc

On April 15, 2011, a former executive, Stephen L. Sadle, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint in the Circuit Court for Montgomery County, MD alleging (1) Breach of Contract, (2) Promissory Estoppel/Detrimental Reliance and (3) violation of Maryland's Wage Payment and Collection Act.  The three claims in his Complaint each arise out of his retirement in 2007.  On May 27, 2011 Defendants filed a motion to dismiss Mr. Sadle's claims.  A hearing on Defendants' motion to dismiss will be held on August 10, 2011.   In terms of relief, Mr. Sadle is seeking "severance compensation" in the amount of $195,000, treble damages, interest, and attorneys’ fees.  Treble damages and attorneys’ fees are only available under the Maryland Wage Payment and Collection Act.  Mr. Sadle's Complaint provides no specific accounting for the relief sought. The trial in this case will likely be scheduled between February and June 2012.

Item 1A. Risk Factors.

There have been no material changes to risk factors previously disclosed in our 2010 Annual Report in response to Item 1A of Form 10-K.

Item 2. Unregistered Sales of Equity Securities.

On June 30, 2011, the Company issued in aggregate, 198,200 shares to its independent directors, William H. Davis and Anthony J. Paoni in payment for their services as such during April, May and June of 2011. The shares were issued under the Company’s 2010 Stock Option and Incentive Plan prior to the Company’s filing of a registration statement on Form S-8 in connection with such plan. In addition, the Company issued 177,083 shares of common stock to Mr. Davis in connection with consulting services rendered  by Mr. Davis prior to his election to the Company’s Board of Directors. The Company believes that each of these sales were a non public offering exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on among other factors, the limited number of offerees and their status as affiliates of the Company.

Item 6.  Exhibits.

Exhibit Number	Description Of Document

10.1	Securities Purchase Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein (incorporated by reference to the Company’s Form 8-K filed on April 13, 2011).
10.2	Registration Rights Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein (incorporated by reference to the Company’s Form 8-K filed on April 13, 2011).
10.3	Employment Agreement, dated April 11, 2011 by and between Telkonet, Inc. and Jason L. Tienor (incorporated by reference to the Company’s Form 8-K filed on April 14, 2011).
10.4	Employment Agreement, dated April 11, 2011 by and between Telkonet, Inc. and Jeffrey J. Sobieski (incorporated by reference to the Company’s Form 8-K filed on April 14, 2011).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: August 8, 2011	By:	/s/ Jason L. Tienor
Jason L. Tienor
Chief Executive Officer
(principal executive officer)

Date: August 8, 2011	By:	/s/ Richard E. Mushrush
Richard E. Mushrush
Controller and Acting Chief Financial Officer
(principal financial officer)