Form 10-Q
period 2011-09-30
TELKONET INC
filed 2011-11-07
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 104,164,253 shares of Common Stock ($.001 par value) as of November 04, 2011.

TELKONET, INC.
FORM 10-Q for the Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30,	December 31,
ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$1,172,010	$136,030
Restricted cash	91,000	-
Accounts receivable, net	804,546	799,185
Inventories	719,821	599,402
Other current assets	172,235	197,565
Total current assets	2,959,612	1,732,182

Property and equipment, net	34,717	112,997

Other assets:
Deferred financing costs, net	-	56,732
Goodwill	11,670,446	11,670,446
Intangible assets, net	1,802,397	1,983,657
Total other assets	13,472,843	13,710,835

Total Assets	$16,467,172	$15,556,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,605,889	$2,402,950
Accrued liabilities and expenses	1,211,248	1,157,873
Notes payable – current	73,592	47,536
Notes payable– related party	-	25,114
Convertible debentures, net of debt discounts of $134,625	-	1,471,398
Derivative liability - current	-	619,698
Other current liabilities	78,863	170,033
Total current liabilities	2,969,592	5,894,602

Long-term liabilities:
Derivative liability – long term	-	1,282,077
Deferred lease liability	108,862	-
Notes payable – long term	916,165	252,464
Total long-term liabilities	1,025,027	1,534,541

Commitments and contingencies
Temporary Equity:
Redeemable preferred stock, Series A; par value $.001 per share; 215 shares authorized and issued, 185 and 215 outstanding at September 30, 2011 and December 31, 2010, net	856,434	890,475
Redeemable preferred stock, Series B; par value $.001 per share; 538 shares authorized and issued, 493 outstanding at September 30, 2011, 267 shares authorized, issued and outstanding at December 31, 2010, net	1,319,813	653,371

Stockholders’ Equity
Permanent Equity:
Preferred stock, undesignated, par value $.001 per share; 15,000,000 shares authorized; 753 issued and 678 outstanding at September 30, 2011; 482 issued and outstanding at December 31, 2010	-	-
Common stock, par value $.001 per share; 190,000,000 shares authorized; 104,164,253 and 101,258,725 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	104,166	101,261
Additional paid-in-capital	124,576,751	121,995,117
Accumulated deficit	(114,384,611)	(115,513,353)
Total stockholders’ equity	10,296,306	6,583,025

Total Liabilities and Stockholders’ Equity	$16,467,172	$15,556,014

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues, net:
Product	$1,632,160	$1,817,391	$4,760,120	$5,354,128
Recurring	1,162,559	1,194,856	3,445,234	3,267,884
Total Revenue	2,794,719	3,012,247	8,205,354	8,622,012

Cost of Sales:
Product	1,002,816	1,103,029	2,728,980	2,857,260
Recurring	294,846	349,203	849,962	981,110
Total Cost of Sales	1,297,662	1,452,232	3,578,942	3,838,370

Gross Profit	1,497,057	1,560,015	4,626,412	4,783,642

Operating Expenses:
Research and development	197,674	251,259	568,992	781,159
Selling, general and administrative	1,165,174	1,283,657	3,475,896	4,279,241
Depreciation and amortization	89,880	55,074	255,060	213,274
Total Operating Expenses	1,452,728	1,589,990	4,299,948	5,273,674

Income (Loss) from Operations	44,329	(29,975)	326,464	(490,032)

Other Income (Expenses):
Financing expense, net	(11,254)	(147,159)	(201,660)	(471,452)
Gain (loss) on derivative liability	-	(2,001,698)	172,477	(1,304,905)
Gain on sale of product line	-	-	829,296	-
Gain (loss) on disposal of property and equipment	-	(3,524)	2,165	(104,268)
Total Other Income (Expense)	(11,254)	(2,152,381)	802,278	(1,880,625)

Income (Loss) Before Provision for Income Taxes	33,075	(2,182,356)	1,128,742	(2,370,657)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	33,075	(2,182,356)	1,128,742	(2,370,657)

Accretion of preferred dividends and discount	(194,324)	(80,285)	(508,191)	(158,745)
Net income (loss) attributable to common shareholders	$(161,249)	$(2,262,641)	$620,551	$(2,529,402)

Net income (loss) per share:
Income (loss) per share from continuing operations – basic	$0.00	$(0.02)	$0.01	$(0.02)
Income (loss) per share from continuing operations – diluted	$0.00	$(0.02)	$0.01	$(0.02)

Weighted Average Common Shares Outstanding - basic	102,970,585	98,947,412	101,914,800	97,387,490
Weighted Average Common Shares Outstanding - diluted	104,399,613	98,947,412	103,343,829	97,387,490

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 1, 2011 THROUGH SEPTEMBER 30, 2011

	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2011	101,258,725	$101,261	$121,995,117	$(115,513,353)	$6,583,025

Shares issued to director and management at approximately $0.125 per share	584,455	584	85,415	-	85,999

Shares issued to director for consulting fees at approximately $0.15 per share (1)	177,083	177	24,823	-	25,000

Shares issued on conversion of preferred stock at approximately $0.18 per share	2,143,990	2,144	372,856	-	375,000

Stock-based compensation expense related to employee stock options	-	-	21,643	-	21,643

Warrants issued with redeemable convertible preferred stock	-	-	427,895	-	427,895

Beneficial conversion feature of redeemable convertible preferred stock	-	-	427,895	-	427,895

Retirement of secured convertible debentures	-	-	1,158,729	-	1,158,729

Retirement of derivative liability related to warrant obligation	-	-	570,569	-	570,569

Accretion of preferred stock discount	-	-	(316,908)	-	(316,908)

Accretion of preferred stock dividend	-	-	(191,283)	-	(191,283)

Net Income				1,128,742	1,128,742

Balance at September 30, 2011	104,164,253	$104,166	$124,576,751	$(114,384,611)	$10,296,306

See accompanying notes to the condensed consolidated financial statements

(1) Fees incurred prior to, but the shares were not issued until after the election to Board of Directors

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2011	2010

Cash Flows from Operating Activities:
Net income (loss)	$1,128,742	$(2,370,657)

Adjustments to reconcile net income (loss) from operations to cash used in operating activities:
Amortization of debt discounts and financing costs	191,357	374,675
Gain on sale of assets	(829,296)	-
(Gain) loss on derivative liability	(172,477)	1,304,905
(Gain) loss on disposal of property and equipment	(2,165)	104,268
Provision for lease loss	56,659	-
Stock based compensation	132,642	154,591
Depreciation and amortization	255,060	213,274
Bad debt expense (recoveries)	(68,321)	41,290

Increase / decrease in:
Restricted cash	(91,000)	-
Accounts receivable, trade and other	62,960	(1,097,533)
Inventories	(241,123)	404,462
Other current assets	25,330	(141,294)
Other assets		(140,232)
Other current liabilities	(91,170)	-
Accounts payable, accrued liabilities & expenses, net	(800,345)	(5,834)
Deferred lease liability	108,862	-
Net Cash Used In Operating Activities	(334,285)	(1,158,085)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(4,800)
Proceeds from disposal of property and equipment	6,645	-
Proceeds from sale of product line	1,000,000	-
Net Cash Provided By (Used In) Investing Activities	1,006,645	(4,800)

Cash Flows From Financing Activities:
Repayment on line of credit	-	(387,000)
Proceeds from issuance of note payable	700,000	-
Payments on note payable	(60,243)	-
Payments on note payable – related party	(25,114)	-
Proceeds from issuance of preferred stock	1,355,000	1,335,000
Repayment of convertible debentures	(1,606,023)	-
Net Cash Provided By Financing Activities	363,620	948,000

Net increase (decrease) in cash and cash equivalents	1,035,980	(214,885)
Cash and cash equivalents at the beginning of the period	136,030	503,870
Cash and cash equivalents at the end of the period	$1,172,010	$288,985

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2011	2010
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for financing expenses	$180,163	$403,531
Non-cash transactions:
Common stock issuance to pay off accounts payable	$-	$77,694c
Issuance of note payable in conjunction with warrant cancellation	$50,000	$-
Beneficial conversion feature of redeemable convertible preferred stock	427,895	394,350
Value of warrants issued with redeemable convertible preferred stock	427,895	394,350
Accretion of discount on redeemable preferred stock	316,908	78,299
Accretion of dividends on redeemable preferred stock	191,283	80,446

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

General

The condensed consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements of Telkonet, Inc. (the “Company”) have been prepared in accordance with Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

In March 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. under an Asset Purchase Agreement.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc., and EthoStream, LLC. All significant intercompany transactions have been eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported net income from continuing operations of $1,128,742 for the nine month period ended September 30, 2011, accumulated deficit of $114,384,611 and total current liabilities in excess of current assets of $9,980 as of September 30, 2011.

In light of the retirement of the Company’s Senior Convertible Debentures in the first quarter of 2011, the sale of Series B Convertible Redeemable Preferred Stock in the second quarter and our year to date operating results, the Company believes anticipated revenues and its’ continued operational efficiencies will be sufficient to satisfy its ongoing capital and cash flow requirements for the remainder of fiscal 2011.  However, the Company also believes there remains sufficient uncertainty, both in the economic environment and our current deficit position, that the Company cannot make any representations  for fiscal 2012.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments in accordance with ASC 820, which defines fair value for accounting purposes, established a framework for measuring fair value and expanded disclosure requirements regarding fair value measurements.  Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  We have categorized our financial assets and liabilities that are recurring, at fair value into a three-level hierarchy in accordance with these provisions.

Restricted Cash

During the third quarter, the Company was awarded a contract that contained a bonding requirement.  The Company satisfied this requirement with cash collateral supported by an irrevocable standby letter of credit in the amount of $91,000 which expires September 30, 2012.  The amount is presented as restricted cash on the condensed consolidated balance sheets.

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

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, Earnings Per Share.  Basic net income per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted income per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's stock options and warrants.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10 “Income Taxes.” Under this method, deferred income taxes (when required) are provided based on the difference between the financial reporting and income tax bases of assets and liabilities and net operating losses at the statutory rates enacted for future periods. The Company has a policy of establishing a valuation allowance when it is more likely than not that the Company will not realize the benefits of its deferred income tax assets in the future.

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

Stock-Based Compensation

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

Stock-based compensation expense in connection with options granted to employees for the nine months ended September 30, 2011 and 2010 was $21,643 and $111,258, respectively.

Deferred Lease Liability

Rent expense is recorded on a straight-line basis over the term of the lease. Rent escalations and rent abatement periods during the term of the lease create a deferred lease liability which represents the excess of cumulative rent expense recorded to date over the actual rent paid to date.

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 sq ft of commercial office space in Germantown, MD. The subtenant has the option to extend the sublease from January 31, 2013 to December 31, 2015. Because we no longer have access to subleased space, we have recorded a charge of $56,659 which is included in accrued expense related to this abandonment.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Reclassifications

Certain reclassifications have been made in prior years financial statements to conform to classifications used in the current year.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

During December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-28, “Intangibles—Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts—a consensus of the FASB Emerging Issues Task Force.”  ASU No.2010-28 requires entities with reporting units with zero or negative carrying amounts to perform step 2 of the goodwill impairment test if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  Any goodwill impairment recorded upon the adoption of ASU No. 2010-28 is required to be recorded as a cumulative-effect adjustment to beginning retained earnings.  ASU No. 2010-28 is effective for fiscal years beginning after December 15, 2010. The Company is currently assessing the effect that ASU No. 2010-28 will have on its results of operations, financial position and cash flows.

NOTE C - INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at September 30, 2011 are:

	Cost	Accumulated Amortization	Net Book Value	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,097,603)	$1,802,397	$-	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,097,603)	1,802,397	-
Goodwill – EthoStream	5,796,430	-	5,796,430	-
Goodwill – SSI	5,874,016	-	5,874,016	-
Total	$14,570,446	$(1,097,603)	$13,472,843	$-

Total identifiable intangible assets acquired and their carrying values at December 31, 2010 are:

	Cost	Accumulated Amortization	Net Book Value	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(916,343)	$1,983,657	$-	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(916,343)	1,983,657	-
Goodwill – EthoStream	5,796,430	-	5,796,430	-
Goodwill – SSI	5,874,016	-	5,874,016	-
Total	$14,570,446	$(916,343)	$13,654,103	$-

Total amortization expense charged to operations for both the three and nine months ended September 30, 2011 and 2010 was $60,420 and $181,260, respectively.

Estimated amortization expense as of September 30, 2011 is as follows:

Remainder of 2011	$60,420
2012	241,680
2013	241,680
2014	241,680
2015 and after	1,016,937
Total	$1,802,397

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Accounts receivable	$914,046	$974,185
Allowance for doubtful accounts	(109,500)	(175,000)
Total	$804,546	$799,185

NOTE E – INVENTORY

Inventories as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Inventory, gross	$859,821	$799,402
Reserve for obsolescence	(140,000)	(200,000)
Inventory, Net	$719,821	$599,402

NOTE F – LONG TERM DEBT

Senior Convertible Debenture

A summary of convertible debentures payable at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
Senior Convertible Debentures, accrue interest at 13% per annum and mature on May 29, 2011	$-	$1,606,023
Debt Discount - beneficial conversion feature, net of accumulated amortization of $733,756 at December 31, 2010.	-	(73,208)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $616,593 at December 31, 2010.	-	(61,417)

Total	-	1,471,398
Less: current portion		(1,471,398)
Total Long Term Portion	$-	$-

On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets to Dynamic Ratings, Inc. (“Dynamic Ratings”).  The sales price was $1,000,000 in cash.  In connection with the sale, Dynamic Ratings lent the Company an additional $700,000 in the form of a 6% promissory note dated March 4, 2011. The Company used the proceeds to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2% percent. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company.  The outstanding borrowing under the agreement at September 30, 2011 was $264,430.

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000.  The outstanding principal balance bears interest at the annual rate of 6% and is due on March 31, 2014.  Note #1 may be prepaid in whole or in part, without penalty at any time, however scheduled payments are due on June 30, 2012 and June 30, 2013.  Payments shall be applied first to accrued but unpaid interest and then to principal.  Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Provided these provisions are met, the Company could potentially retire Note #1 prior to its expiration date.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid.

Promissory Note #2

From the sale of its Series 5 PLC product line assets, the Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note (“Note #2”) for $50,000. The outstanding principal balance bears interest at the annual rate of 5.25% and is due on March 4, 2012. The monthly payment of principal and interest is $4,385.  However Note #2 is due immediately if the Company (a) receives three million ($3,000,000) dollars in aggregate in new debt or equity financing, (c) attains one million ($1,000,000) dollars in EBITDA for any reporting quarter or (3) becomes insolvent.  The Note may be prepaid in whole or in part, without penalty at any time.  Payments shall be applied first to accrued but unpaid interest and then to principal. The outstanding principal balance as of  September 30, 2011 is $25,327.

Aggregate maturities of long-term debt as of September 30, 2011 are as follows:

As of September 30,	Amount
2011 (Remainder of)	$24,556
2012	61,253
2013	49,485
2014	750,484
2015 and thereafter	103,979
989,757
Less: Current portion	(73,592)
Total Long term portion	$916,165

NOTE G – REDEEMABLE PREFERRED STOCK

Series A

The Company has designated 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A shall be convertible, at the option of the holder thereof, at any time, into shares of our common stock at an initial conversion price of $0.363 per share.  In the event of a change of control (as defined in the purchase agreement with respect to the Series A), or at the holder’s option, on November 19, 2014 and for a period of 180 days thereafter, provided that at least fifty percent (50%) of the shares of Series A issued on the Series A Original Issue Date remain outstanding as of November 19, 2014, and the holders of at least a majority of the then outstanding shares of Series A provide written notice requesting redemption of all shares of Series A, we are required to redeem the Series A for the purchase price plus any accrued but unpaid dividends. The Series A accrues dividends at an annual rate of 8% of the original purchase price, and, except as described above, shall be payable only when, as, and if declared by our Board of Directors.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share.  The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares.  Since the Series A may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as Commitments and Contingencies on the balance sheet at September 30, 2011 and December 31, 2010.

In accordance with ASC 470 Topic “Debt”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $287,106 using the Black-Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $70,922 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) estimated fair value of Telkonet common stock of $0.24 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $358,028, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, the discount will be amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

The charge to additional paid in capital for amortization of Series A discount and costs for the period ended September 30, 2011 was $53,703.

For the nine months ended September 30, 2011 we have accrued dividends in the amount of $62,256 and cumulative accrued dividends as of September 30, 2011 are $158,188. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends have been added to the carrying value of the Series A shares.

Series B

The Company has designated 567 shares of preferred stock as Series B Preferred Stock (“Series B”). Each share of Series B shall be convertible, at the option of the holder thereof, at any time, into shares of our common stock at an initial conversion price of $0.13 per share.  In the event of a change of control (as defined in the purchase agreement with respect to the Series B), or at the holder’s option, on November 19, 2014 and for a period of 180 days thereafter, provided that at least fifty percent (50%) of the shares of Series B issued on the Series B Original Issue Date remain outstanding as of November 19, 2014, and the holders of at least a majority of the then outstanding shares of Series B provide written notice requesting redemption of all shares of Series B, we are required to redeem the Series B for the purchase price plus any accrued but unpaid dividends. The Series B accrues dividends at an annual rate of 8% of the original purchase price, and, except as described above, shall be payable only when, as, and if declared by our Board of Directors.

On August 4, 2010, the Company sold 267 shares of Series B with attached warrants to purchase an aggregate of 10,269,219 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,335,000 from the sale of the Series B shares.  Since the Series B shares may ultimately be redeemable at the option of the holder, the carrying value of the Series B shares, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at September 30, 2011 and December 31, 2010.

In accordance with ASC 470 Topic “Debt”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $394,350 using the Black-Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $394,350 to the Series B shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 1.76%, (4) expected life of 5 years, and (5) estimated fair value of Telkonet common stock of $0.109 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $788,700, have been recorded as a discount and deducted from the face value of the Series B shares. Since the Series B is classified as temporary equity, the discount will be amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

On April 8, 2011, the Company sold 271 additional shares of Series B with attached warrants to purchase an aggregate of 10,423,067 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,355,000 from the sale of the Series B shares.  Since the Series B shares may ultimately be redeemable at the option of the holder, the carrying value of the Series B shares, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at September 30, 2011.

In accordance with ASC 470 Topic “Debt”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $427,895 using the Black-Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $427,895 to the Series B shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 129%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of 5 years, and (5) estimated fair value of Telkonet common stock of $0.12 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $855,790, have been recorded as a discount and deducted from the face value of the Series B shares. Since the Series B is classified as temporary equity, the discount will be amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

The charge to additional paid in capital for amortization of Series B discount and costs for the period ended September 30, 2011 was $263,205.

For the nine months ended September 30, 2011, we have accrued dividends for Series B in the amount of $129,027 and cumulative accrued dividends as of September 30, 2011 are $172,064. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

NOTE H - CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. As of September 30, 2011, the Company has 215 shares of Series A preferred stock issued and 185 shares outstanding. The Company also has 538 shares of Series B preferred stock issued and 493 shares outstanding as of September 30, 2011.  The Company has authorized 190,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2011 and December 31, 2010, the Company has 104,164,253 and 101,258,725, respectively, shares of common stock issued and outstanding.

During the nine months ended September 30, 2011, the Company issued 584,455 shares of common stock to directors and management for services performed through September 30, 2011.  These shares were valued at $85,999, which approximated the fair value of the shares when they were issued. In addition, 177,083 shares were issued to a current member of the Company’s Board of Directors for consulting fees incurred prior to, but not paid until after, his election to Board of Directors. These shares were valued at $25,000.

During the three months ended September 30, 2011, 30 shares of Series A redeemable preferred stock were converted to 413,223 shares of common stock and 40 shares of Series B redeemable preferred stock were converted to 1,538,460 shares of common stock.

NOTE I - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company maintains two stock option plans. The first plan was initiated in the year 2000 and was established as a long term incentive plan for employees and consultants, including board of director members. The second plan was established in 2010 also as an incentive plan for officers, employees, non employee directors, prospective employees and other key persons. It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a better alignment of their interests with those of the Company and its stockholders.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	480,000	3.97	$1.17	413,869	$1.16
$2.00 - $2.99	110,000	3.94	$2.52	94,688	$2.52
$3.00 - $3.99	40,000	4.45	$3.09	40,000	$3.09
$4.00 - $4.99	35,000	3.99	$4.27	35,000	$4.27
$5.00 - $5.99	20,000	3.83	$5.60	20,000	$5.60
	685,000	3.99	$1.78	603,557	$1.83

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010	6,120,883	$1.56
Granted	-	-
Exercised	-	-
Cancelled or expired	(3,572,083)	1.62
Outstanding at December 31, 2010	2,548,800	$1.57
Granted	-	-
Exercised	-	-
Cancelled or expired	(1,863,800)	1.10
Outstanding at September 30, 2011	685,000	$1.84

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

There were no options granted or exercised during the nine months ended September 30, 2011 and 2010.

Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010 was $5,655 and $23,077, and $21,643 and $111,258, respectively.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants.  These options were granted in lieu of cash compensation for services performed.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	425,000	.37	$1.00	425,000	$1.00

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010	675,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	(250,000)	1.00
Outstanding at December 31, 2010	425,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired		-
Outstanding at September 30, 2011	425,000	$1.00

There were no non-employee stock options vested during the periods ended September 30, 2011 and 2010.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	10,346,168	4.21	$0.13	10,346,168	$0.13
$0.33	1,705,539	3.01	$0.33	1,705,539	$0.33
$0.60	800,000	1.60	$0.60	800,000	$0.60
$1.00	500,000	.28	$1.00	500,000	$1.00
$3.05	986,476	2.63	$3.05	986,476	$3.05
$4.17	359,712	.81	$4.17	359,712	$4.17
	14,697,895	3.61	$.50	14,697,895	$.50

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010	12,158,941	$1.60
Issued	12,819,897	0.28
Exercised	-	-
Canceled or expired	(2,874,096)	3.29
Outstanding at December 31, 2010	22,104,742	.51
Issued	5,322,847	.19
Exercised	-	-
Canceled or expired	(12,729,694)	.34
Outstanding at September 30, 2011	14,697,895	$.50

On April 8, 2011, the Company issued 271 shares of Series B Preferred Stock (“Series B”) with attached warrants to purchase 5,211,542 shares of the Company’s common stock at $0.13 per share. The Company issued 111,305 warrants during the nine months ended September 30, 2011. These warrants were issued pursuant to anti-dilution provisions in existing warrant agreements that were triggered by the completion of the Series B preferred stock private placement.

The Company issued warrants to purchase 12,819,897 shares of common stock during the nine months ended September 30, 2010. These warrants were issued pursuant to anti-dilution provisions in existing warrant agreements that were triggered by the completion of the August 2010 Series B preferred stock private placement.

NOTE J – RELATED PARTIES

In connection with the Series A Preferred Stock private placement transaction, on November 16, 2009, the Company entered into an Executive Officer Reimbursement Agreement with each of (i) Jason L. Tienor, the Company’s President and Chief Executive Officer, (ii) Richard J. Leimbach, the Company’s then Chief Financial Officer, and (iii) Jeffrey J. Sobieski, the Company’s Chief Operating Officer (collectively, the “Executive Officers”), pursuant to which the Executive Officers agreed to convert a portion of outstanding indebtedness the Company owed to such Executive Officers into Series A shares and Warrants pursuant to the Securities Purchase Agreement.  Mr. Tienor converted $20,000 of outstanding indebtedness into 4 Series A shares and Warrants to purchase 30,304 shares of common stock. Mr. Leimbach converted $10,000 of outstanding indebtedness into 2 Series A shares and Warrants to purchase 15,152 shares of common stock. Mr. Sobieski converted $20,000 of outstanding indebtedness into 4 Series A shares and Warrants to purchase 30,304 shares of common stock.

Anthony Paoni, Chairman of the Company’s Board of Directors, participated in the private placement of Series A Preferred Stock, purchasing five shares of Series A convertible redeemable preferred stock (convertible into 68,870 shares of common stock) and warrants to purchase 37,880 shares of common stock, for an aggregate purchase price of $25,000.

NOTE K - COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company presently leases approximately 14,000 square feet of office space in Milwaukee, Wisconsin for its corporate headquarters.  The Milwaukee lease expires in March 2020.

The Company presently leases 16,416 square feet of commercial office space in Germantown, MD.  The lease commitments expire in December 2015.  On July 15, 2011, Telkonet executed a sublease agreement for 11,626 square feet of the office space in Germantown, MD.  The sublease term will expire on January 31, 2013.  The subtenant received a one month rent abatement and has the option to extend the sublease from January 31, 2013 to December 31, 2015.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Commitments for minimum rentals under non cancelable leases at September 30, 2011 are as follows:

2011 (Remainder of)	$90,132
2012	384,651
2013	402,951
2014	414,267
2015 and thereafter	1,179.837
Total	$2,471,838

The table above does not reflect expected rentals to be received under the sublease agreement.  Future receipts under the sublease agreement are expected to be $31,389 for the remainder of 2011, $126,812 in 2012 and $10,777 in 2013, respectively.

Rental expenses charged to operations for the nine months ended September 30, 2011 and 2010 are $630,693 and $484,241, respectively. Rental income received for the nine months ended September 30, 2011 was $10,463.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Defendant Ramada Worldwide, Inc. provided us with notice of the suit and demanded that we defend and indemnify it pursuant to a vendor direct supplier agreement between EthoStream and WWC Supplier Services, Inc., a Ramada affiliate (wherein we agreed to indemnify, defend and hold Ramada harmless from and against claims of infringement).  After a review of that agreement, it was determined that EthoStream owes the duty to defend and indemnify with respect to services provided by Telkonet to Ramada and it has assumed Ramada’s defense.  An answer on Ramada’s behalf was filed in U.S. District Court, for the Eastern District of Texas, Marshall Division on September 19, 2008. On September 1, 2010, the court entered a 60 day stay at the plaintiff’s request. On September 15, 2010 we, along with other defendants, filed a motion seeking a stay of the litigation pending the conclusion of the reexamination proceeding. Subject to certain conditions, Linksmart agreed to entry of a stay. The court granted the defendants’ motion on October 26, 2010 and, subject to the agreed upon conditions, the matter is now stayed pending conclusion of the reexamination, including all appeals. A mandatory mediation was held in October, 2010 which did not achieve any results.  As of September 30, 2011, the case continued to be in stay pending a dismissal or appeal.  Because of the above, the Company is unable to estimate potential damages.

Robert P. Crabb v. Telkonet Inc.

On November 9, 2010, a former executive, Robert P. Crabb, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint in the Circuit Court for Montgomery County, MD alleging  (1) violation of Maryland’s Wage Payment and Collection Act  (2) Breach of Contract and  (3) Promissory Estoppel/Detrimental Reliance.  The claims in his Complaint arise out of his retirement in September 2007.  On December 6, 2010, Telkonet filed an Answer and Counterclaim, alleging “Recoupment.” Mr. Crabb filed an Answer to the Counterclaim on January 10, 2011.  In terms of relief, Mr. Crabb is seeking "severance compensation" in the amount of $156,000, treble damages, interest, and attorneys’ fees.  Treble damages and attorneys’ fees are only available under the Maryland Wage Payment and Collection Act.  Mr. Crabb's Complaint provides no specific accounting for the relief sought.  A pre-trial conference was held on July 28, 2011, during which time the Court scheduled a four day jury trial beginning on December 12, 2011. On September 13, 2011, the Court denied Mr. Crabb's Motion for Partial Summary Judgment on his claims and Telkonet's Counterclaim.

Stephen L. Sadle v. Telkonet, Inc

On April 15, 2011, a former executive, Stephen L. Sadle, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint in the Circuit Court for Montgomery County, MD alleging (1) Breach of Contract, (2) Promissory Estoppel/Detrimental Reliance and (3) violation of Maryland's Wage Payment and Collection Act. The three claims in his Complaint each arise out of his retirement in 2007. On May 27, 2011, Telkonet filed a motion to dismiss Mr. Sadle's claims. On August 10, 2011, the court granted in full Defendants' motion to dismiss.

Specifically, the Court dismissed, with prejudice, Plaintiff's claim under the Maryland Wage Payment and Collection Act. However, as part of its Order, the Court permitted Plaintiff to amend his Complaint as to his Breach of Contract (Count II) and Promissory Estoppel/Detrimental Reliance (Count III) claims only within 30 days. On September 14, 2011, Mr. Sadle filed his First Amended Complaint. On September 30, 2011, Telkonet filed its Answer and Counterclaims for Negligence (based on a fiduciary duty) and Recoupment. Mr. Sadle has not yet filed an Answer to Telkonet’s counterclaims. The parties have exchanged written discovery and scheduled preliminary depositions.

In terms of relief, Mr. Sadle is seeking "severance compensation" in the amount of $195,000, treble damages, interest, and attorneys’ fees. Treble damages and attorneys’ fees are only available under the Maryland Wage Payment and Collection Act, however, and therefore should no longer be available to Mr. Sadle in light of the dismissal of that particular claim. Mr. Sadle's Complaint provides no specific accounting for the relief sought. The trial in this case will likely be scheduled between February and June 2012.

Sales Tax

The Company believes there exists the possibility of sales tax exposure in multiple states covering multiple years. At the quarter ended September 30, 2011, the Company has approximately $253,000 accrued for any potential sales tax exposure. However the Company is unable to estimate if there will be any additional sales tax exposure in excess of this accrual.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE L– BUSINESS CONCENTRATION

For the 3 months ended September 30, 2011, the Company did not have a customer with revenue greater to 10% of total revenues. Revenue from two (2) major customers approximated $915,190 and $885,101 or 10% of total revenues for the 3 month period ended September 30, 2010. Total accounts receivable of $28,779 and $381,384, or 2% and 31% of total accounts receivable, was due from these customers as of September 30, 2010.

Purchases from two (2) major suppliers approximated $1,733,279, or 30%, of purchases, and one (1) major supplier approximated $1,007,139, or 11%, of purchases, for the nine months ended September 30, 2011 and 2010, respectively. Total accounts payable and accrued expenses of approximately $99,084, or 3%, of total accounts payable and accrued expenses, was due to these suppliers as of September 30, 2011, and $30,684, or 1%, of total accounts payable, was due to this supplier as of September 30, 2010.

NOTE M- FAIR VALUE MEASUREMENTS

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents and long-term marketable securities.  The Company’s derivative liabilities are classified in level 3 of the fair value hierarchy using inputs which are not actively observable either directly or indirectly.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the nine months ended September 30, 2011.

2011
Balance at beginning of year	$1,901,775
Repayment of debt, cancellation of warrants and related derivative liability	(1,158,729)
Change in fair value of derivative liability	(172,477)
Retirement of derivative liability related to warrant obligation	(570,569)

Balance at end of period	$-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the quarter ended September 30, 2011, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2010 filed on March 30, 2011.

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

On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets to Dynamic Ratings (“Dynamic Ratings”).  The sales price was $1,000,000 in cash.  In connection with the sale, Dynamic Ratings lent the Company an additional $700,000 in the form of a 6% promissory note dated March 4, 2011.  Concurrently with the sale, the Company entered into a Distributorship Agreement and a Consulting Agreement with Dynamic Ratings.  Under the Distributorship Agreement, the Company was designated as a distributor of the Series 5 product to the non-utility sector and will receive preferred pricing for purchases of Series 5 product.  Under the Consulting Agreement, the Company agreed to provide Dynamic Ratings with ongoing transition assistance and consulting services for the Series 5 product.  The Distributorship Agreement and the Consulting Agreement have initial terms that expire on March 31, 2014 and March 31, 2013, respectively.  Proceeds payable to the Company under the Distributorship Agreement and the Consulting Agreement will be applied to pay the balance of the promissory note.

Telkonet’s EthoStream Hospitality Network is now one of the largest high speed internet access (HSIA) solution providers in the world, with a customer base of more than 2,354 properties representing approximately 223,000 hotel rooms.  This network provides Telkonet with the opportunity to market our energy efficiency solutions.  In addition, more than 3.9 million users access the internet monthly via the EthoStream Hospitality Network providing Telkonet with a growing captive audience for promotional relationships.  The EthoStream Hospitality Network is backed by a 24/7 U.S.-based in-house support center that uses integrated, web-based management tools enabling proactive customer support.

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

New Accounting Pronouncements

During December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-28, “Intangibles—Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts—a consensus of the FASB Emerging Issues Task Force.” ASU No.2010-28 requires entities with reporting units with zero or negative carrying amounts to perform step 2 of the goodwill impairment test if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  Any goodwill impairment recorded upon the adoption of ASU No. 2010-28 is required to be recorded as a cumulative-effect adjustment to beginning retained earnings.  ASU No. 2010-28 is effective for fiscal years beginning after December 15, 2010. The Company is currently assessing the effect that ASU No. 2010-28 will have on its results of operations, financial position and cash flows.

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	September 30, 2011		September 30, 2010		Variance

Product	$1,632,160	58%	$1,817,391	60%	$(185,231)	-10%
Recurring	1,162,559	42%	1,194,856	40%	(32,297)	-3%
Total	$2,794,719	100%	$3,012,247	100%	$(217,528)	-7%

	Nine Months Ended
	September 30, 2011		September 30, 2010		Variance

Product	$4,760,120	58%	$5,354,128	62%	$(594,008)	-11%
Recurring	3,445,234	42%	3,267,884	38%	177,350	5%
Total	$8,205,354	100%	$8,622,012	100%	$(416,658)	-5%

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

For the three and nine months ended September 30, 2011, product revenue decreased by 10% and 11% respectively, when compared to the prior year periods. Product revenue in 2011 includes approximately $2.6 million attributed to the sale and installation of energy management products, and approximately $1.9 million for the sale and installation of HSIA products, and approximately $0.3 million attributable to the Telkonet Series 5 products.   Since our sales of energy management and HSIA products are concentrated in the hospitality market, we have been impacted by a market reluctance to incur capital expenditures in the present economy. However, we believe the economy continues to demonstrate gradual signs of recovery and anticipate it will continue, albeit at a modest, uneven pace.

Recurring Revenue

The recurring revenue consists primarily of HSIA support services and advertising revenue.  The Company recognizes revenue over the term of the service period.  Advertising revenue is based on impression-based statistics for a given period from customer site visits to the Company’s under the terms of advertising agreements entered into with third-parties.

Recurring revenue includes approximately 2,354 hotels in our broadband network portfolio.  We currently support over 223,000 HSIA rooms, with over 3.9 million monthly users.  For the three and nine months ended September 30, 2011, recurring revenue decreased by 3% and increased by 5%, respectively, when compared to the same periods of the prior year.

Cost of Sales

	Three Months Ended
	September 30, 2011		September 30, 2010		Variance

Product	$1,002,816	61%	$1,103,029	61%	$(100,213)	-9%
Recurring	294,846	25%	349,203	29%	(54,357)	-16%
Total	$1,297,662	46%	$1,452,232	48%	$(154,570)	-11%

	Nine Months Ended
	September 30, 2011		September 30, 2010		Variance

Product	$2,728,980	57%	$2,857,260	53%	$(128,280)	-4%
Recurring	849,962	25%	981,110	30%	(131,148)	-13%
Total	$3,578,942	44%	$3,838,370	45%	$(259,428)	-7%

Product Costs

Product costs include equipment and installation labor related to the sale of Telkonet SmartEnergy™ products, Telkonet Series 5™ products and the Telkonet iWire System™.  For the three months ended September 30, 2011, product costs decreased by 9% when compared to the prior year period. Product costs for the nine months ended September 30, 2011, decreased by 4% when compared to the prior year period, a direct correlation to the decrease in product revenues.

Recurring Costs

For the three and nine months ended September 30, 2011, recurring costs decreased by 16% and 13% respectively when compared to the prior year periods due to increased efficiencies in providing support services to our EthoStream Hospitality Network.  As we continue to add new HSIA customers to our portfolio, we may need to hire additional support center staff which may affect our recurring product costs and margins.

Gross Profit

	Three Months Ended
	September 30, 2011		September 30, 2010		Variance

Product	$629,344	39%	$714,362	39%	$(85,018)	-12%
Recurring	867,713	75%	845,653	71%	22,060	3%
Total	$1,497,057	54%	$1,560,015	52%	$(62,958)	-4%

	Nine Months Ended
	September 30, 2011		September 30, 2010		Variance

Product	$2,031,140	43%	$2,496,868	47%	$(465,728)	-19%
Recurring	2,595,272	75%	2,286,774	70%	308,498	13%
Total	$4,626,412	56%	$4,783,642	55%	$(157,230)	-3%

Product Gross Profit

The gross profit on product revenue for the three and nine months ended September 30, 2011 decreased by 12% and 19%, respectively, compared to the prior year periods as a result of decreased product sales and installations on energy management and HSIA sales.

Recurring Gross Profit

The gross profit percentage associated with recurring revenue increased by 3% and 13%, respectively, for the three and nine months ended September 30, 2011.  The increase was due to the growth in advertising revenue which yields greater margins.

Operating Expenses

	Three Months Ended
	September 30, 2011	September 30, 2010	Variance

Total	$1,452,728	$1,589,990	$(137,262)	-9%

	Nine Months Ended
	September 30, 2011	September 30, 2010	Variance

Total	$4,299,948	$5,273,674	$(973,726)	-18%

During the three and nine months ended September 30, 2011, operating expenses decreased by 9% and 18%, respectively, when compared to the prior year periods.  These decreases are primarily the result of cost reduction efforts in areas of staffing, professional fees, financing fees and debt forgiveness plans.  We do not anticipate any significant changes to operating expenses for the remainder of 2011, except as necessary to meet future growth opportunities.

Research and Development

	Three Months Ended
	September 30, 2011	September 30, 2010	Variance

Total	$197,674	$251,259	$(53,585)	-21%

	Nine Months Ended
	September 30, 2011	September 30, 2010	Variance

Total	$568,992	$781,159	$(212,167)	-27%

Our research and development costs related to both present and future products are expensed in the period incurred.  Current research and development costs are associated with product development and integration. The Company anticipates a continued decrease in research and development costs in the remainder of 2011.

Selling, General and Administrative Expenses

	Three Months Ended
	September 30, 2011	September 30, 2010	Variance

Total	$1,165,174	$1,283,657	$(118,483)	-9%

	Nine Months Ended
	September 30, 2011	September 30, 2010	Variance

Total	$3,475,896	$4,279,241	$(803,345)	-19%

During the three and nine months ended September 30, 2011, selling, general and administrative expenses decreased over the comparable prior year periods by approximately 9% and 19%, respectively.  These decreases are primarily the result of cost reduction efforts in areas of staffing, professional fees, financing fees and debt forgiveness plans. We do not expect to see a significant increase in selling, general and administrative expenses for the remainder of 2011, except as necessary to meet future growth opportunities.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital deficit decreased by $4,152,440 during the nine months ended September 30, 2011 from a working capital deficit (current liabilities in excess of current assets) of $4,162,420 at December 31, 2010 to a working capital deficit of $9,980 at September 30, 2011. The decrease in working capital deficit for the nine months ended September 30, 2011 is due to the retirement of a convertible debenture, the associated derivative liability and the retirement of two related party notes.

Business Loan

On September 11, 2009, we entered into a Loan Agreement to borrow an aggregate principal amount of $300,000 from the Wisconsin Department of Commerce (“Department”).  The outstanding principal balance on the loan bears interest at the annual rate of 2%.  Payment of interest and principal is to be made in the following manner:  (a) payment of any and all interest that accrues from the date of disbursement commences on January 1, 2010 and continues on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, we are obligated to pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which will include all remaining principal, accrued interest and other amounts owed by us to the Department under the Loan Agreement.  We may prepay amounts outstanding under the loan in whole or in part at any time without penalty.  The loan is secured by substantially all of our assets and the proceeds from this loan were used for our working capital requirements.  The outstanding borrowing under the agreement at September 30, 2011 was $264,430.

On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets to Dynamic Ratings Inc., (“Dynamic Ratings”).  The sale price was $1,000,000 in cash.  In connection with the sale Dynamic Ratings lent $700,000 in the form of a 6% promissory note (Note# 1) dated March 4, 2011. The Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed a Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000.  The outstanding principal balance bears interest at the annual rate of 6% and is due on March 31, 2014.   Note #1 may be prepaid in whole or in part, without penalty at any time, however scheduled payments are due on June 30, 2012 and June 30, 2013.  Payments shall be applied first to accrued but unpaid interest and then to principal.  Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Provided these provisions are met, the Company could potentially retire Note #1 prior to its expiration date.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid.

Promissory Note #2

From the sale of its Series 5 PLC product line assets, the Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note (“Note #2”) for $50,000. The outstanding principal  balance bears interest at the annual rate of 5.25% and is due on March 4, 2012. The monthly payment of principal and interest is $4,385.  However Note #2 is due immediately if the Company (a) receives three million ($3,000,000) dollars in aggregate in new debt or equity financing, (b) attains one million ($1,000,000) dollars in EBITDA for any reporting quarter or (3) becomes insolvent.  Note#2 may be prepaid in whole or in part, without penalty at any time.  Payments shall be applied first to accrued but unpaid interest and then to principal. The outstanding principal balance as of  September 30, 2011 is $25,327.

Proceeds from the issuance of  Series B Preferred Stock

On April 8, 2011, the Company sold 271 shares of series B Preferred Stock with attached warrants to purchase 5,211,542 shares of common stock at $0.13 per share.

Cashflow analysis

Cash used in continuing operations was $334,285 and $1,158,085 during the nine months ending September 30, 2011 and 2010, respectively. As of September 30, 2011, our primary capital needs included business strategy execution, inventory procurement and managing current liabilities.

Cash provided from investing activities from continuing operations was $1,006,645 during the current period, and cash used was $4,800 during the period ended September 30, 2010.

Cash provided from financing activities was $363,620 and $948,000 during the period ending September 30, 2011 and 2010 respectively. The Company issued Series B preferred stock, sold the Series 5 PLC product line and repaid convertible debentures during 2011. During the period ended September 30, 2010, we completed a private placement of series B preferred stock for proceeds for $1.3 million. The Company made repayments on our working capital line of credit used for inventory purchases of $387,000 in 2010.

We have eased cash required for operations by trimming operating costs and reducing staff levels.  In addition, we are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

In light of the retirement of the Company’s Senior Convertible Debentures in the first quarter of 2011, the sale of Series B Convertible Redeemable Preferred Stock in the second quarter and our year to date operating results, the Company believes anticipated revenues and its’ continued operational efficiencies will be sufficient to satisfy its ongoing capital and cash flow requirements for the remainder of fiscal 2011.  However, the Company also believes there remains sufficient uncertainty, both in the economic environment and our current deficit position, that the Company cannot make any representations for fiscal 2012.

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

Off-Balance sheet Arrangements

The Company has no off-balance sheet arrangements other than its facility leases.

Acquisition or Disposition of Property and Equipment

During the nine months ended September 30, 2011, there were no expenditures on fixed assets and costs of equipment under operating leases.  The Company does not anticipate the sale or purchase of any significant property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

We presently lease two commercial office spaces in Germantown, MD totaling, in the aggregate, 16,400 square feet.  Both leases expire in December 2015.  On July 15, 2011, Telkonet executed a sublease agreement for 11,626 square feet of its space located in Germantown, MD.  The sublease term will expire on January 31, 2013.  The Subtenant received a one (1) month rent abatement and has the option to extend the sublease from January 31, 2013 to December 31, 2015.

Item 4.  Controls and Procedures.

As of September 30, 2011, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.  During the nine months ended September 30, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 1, 2010, the court entered a 60 day stay at the plaintiff’s request. On September 15, 2010 we, along with other defendants, filed a motion seeking a stay of the litigation pending the conclusion of the reexamination proceeding. Subject to certain conditions, Linksmart agreed to entry of a stay. The court granted the defendants’ motion on October 26, 2010 and, subject to the agreed upon conditions, the matter is now stayed pending conclusion of the reexamination, including all appeals. A mandatory mediation was held in October, 2010 which did not achieve any results.  As of September 30, 2011, the case continued to be in stay pending a dismissal or appeal.  Because of the above, the Company is unable to estimate potential damages.

Robert P. Crabb v. Telkonet Inc.

On November 9, 2010, a former executive, Robert P. Crabb, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint in the Circuit Court for Montgomery County, MD alleging  (1) violation of Maryland’s Wage Payment and Collection Act  (2) Breach of Contract and  (3) Promissory Estoppel/Detrimental Reliance.  The claims in his Complaint arise out of his retirement in September 2007.  On December 6, 2010, Telkonet filed an Answer and Counterclaim, alleging “Recoupment.” Mr. Crabb filed an Answer to the Counterclaim on January 10, 2011.  In terms of relief, Mr. Crabb is seeking "severance compensation" in the amount of $156,000, treble damages, interest, and attorneys’ fees.  Treble damages and attorneys’ fees are only available under the Maryland Wage Payment and Collection Act.  Mr. Crabb's Complaint provides no specific accounting for the relief sought.  A pre-trial conference was held on July 28, 2011, during which time the Court scheduled a four day jury trial beginning on December 12, 2011. On September 13, 2011, the Court denied Mr. Crabb's Motion for Partial Summary Judgment on his claims and Telkonet's Counterclaim.

Stephen L. Sadle v. Telkonet, Inc

On April 15, 2011, a former executive, Stephen L. Sadle, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint in the Circuit Court for Montgomery County, MD alleging (1) Breach of Contract, (2) Promissory Estoppel/Detrimental Reliance and (3) violation of Maryland's Wage Payment and Collection Act. The three claims in his Complaint each arise out of his retirement in 2007. On May 27, 2011 Defendants filed a motion to dismiss Mr. Sadle's claims. On August 10, 2011, the court granted in full Defendants' motion to dismiss.

Specifically, the Court dismissed, with prejudice, Plaintiff's claim under the Maryland Wage Payment and Collection Act. However, as part of its Order, the Court permitted Plaintiff to amend his Complaint as to his Breach of Contract (Count II) and Promissory Estoppel/Detrimental Reliance (Count III) claims only within 30 days. On September 14, 2011, Mr. Sadle filed his First Amended Complaint. On September 30, 2011, Telkonet filed its Answer and Counterclaims for Negligence (based on a fiduciary duty) and Recoupment. Mr. Sadle has not yet filed an Answer to Telkonet’s counterclaims. The parties have exchanged written discovery and scheduled preliminary depositions.

In terms of relief, Mr. Sadle is seeking "severance compensation" in the amount of $195,000, treble damages, interest, and attorneys’ fees. Treble damages and attorneys’ are only available under the Maryland Wage Payment and Collection Act, however, and therefore should no longer be available to Mr. Sadle in light of the dismissal of that particular claim. Mr. Sadle's Complaint provides no specific accounting for the relief sought. The trial in this case will likely be scheduled between February and June 2012.

Item 1A. Risk Factors.

There have been no material changes to risk factors previously disclosed in our 2010 Annual Report in response to Item 1A of Form 10-K.

Item 6.  Exhibits.

Exhibit Number	Description Of Document

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: November 7, 2011	By:	/s/ Jason L. Tienor
Jason L. Tienor
Chief Executive Officer
(principal executive officer)

Date: November 7, 2011	By:	/s/ Richard E. Mushrush
Richard E. Mushrush
Controller and Acting Chief Financial Officer
(principal financial officer)