Form 10-Q/A
period 2011-03-31
TELKONET INC
filed 2012-04-24
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:  104,349,507 shares of Common Stock ($.001 par value) as of April 11, 2012.

TELKONET, INC.
FORM 10-Q/A for the Quarter Ended March 31, 2011

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A for the three months ended March 31, 2011, amends and restates the unaudited condensed consolidated balance sheet of Telkonet, Inc. (the “Company”) as of March 31, 2011, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, the unaudited condensed consolidated statement of stockholders’ equity for the year ended December 31, 2010, the unaudited condensed consolidated statement of stockholders’ equity for the period from January 1, 2011 through March 31, 2011 and the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2011 and 2010.  The comparative condensed consolidated balance sheet as of December 31, 2010 has also been restated.

The Company’s management has recommended, and its Audit Committee has concluded, that the Company’s audited consolidated financial statements for the year ended December 31, 2010 as well as the unaudited interim condensed consolidated financial statements for 2011 and 2010 included in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 needed to be restated as a result of certain adjustments and therefore could no longer be relied upon.

As is detailed in Note B of the notes to condensed consolidated financial statements in this Form 10-Q/A, the above referenced restatements are the result of corrections that management has determined are necessary as of December 31, 2010 and 2009 and for all periods previously reported for the three months ended March 31, 2011 for the following items:

•	The Company had understated accrued sales tax, penalties, interest and related expenses.

•	Incorrect application of Accounting Standards Codification (ASC) 450, Accounting for Contingencies, resulted in an understatement of accrued warranty and related expenses.

•	Incorrect application of ASC 840, Accounting for Leases, resulted in an understatement of deferred lease liability and related rent expense.

•	Errors related to improper recording of depreciation expense and related understatement of accumulated depreciation.

•	Errors related to improper recording of various accrued liabilities and expenses, as well as other current liabilities resulting in a net understatement of such liabilities and related expenses.

•	Additionally, certain reclassifications have been made to previously reported unaudited condensed consolidated financial statements.

This Form 10-Q/A should be read in conjunction with our Form 10Q/As for the periods ending June 30, 2011 and September 30, 2011 and our filings made with the SEC subsequent to the filing of the original Form 10-Q. The following items have been amended (and conforming changes have been made where indicated as restated) as a result of the restatement:

Part I – Item 1 – Financial Statements

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The restated consolidated financial statements as of December 31, 2010 and for the year ended December 31, 2010 will be included in our 2011 Form 10-K for the year ended December 31, 2011.  The restatements of the other quarterly and year-to-date periods for 2010 and 2011 will be included in our Form 10-Q/As for the quarters ended June 30, 2011 and September 30, 2011.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2011 (As Restated)	December 31, 2010 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$203,052	$136,030
Accounts receivable, net	682,882	799,185
Inventories	356,228	599,402
Prepaid expenses	185,143	163,327
Total current assets	1,427,305	1,697,944

Property and equipment, net	37,741	43,329

Other assets:
Deferred financing costs, net	-	56,732
Goodwill	11,670,446	11,670,446
Intangible assets, net	1,923,237	1,983,657
Deposits	34,238	34,238
Total other assets	13,627,921	13,745,073

Total Assets	$15,092,967	$15,486,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,015,249	$2,402,950
Accrued liabilities and expenses	1,915,211	1,890,951
Note payable – current	97,784	47,536
Note payable – related party	-	25,114
Convertible debentures, net of debt discounts of $134,625	-	1,471,398
Derivative liability – current	-	619,698
Other current liabilities	86,587	151,035
Total current liabilities	4,114,831	6,608,682

Long-term liabilities:
Derivative liability – long term	570,569	1,282,077
Deferred lease liability	89,312	82,802
Note payable – long term	940,418	252,464
Total long-term liabilities	1,600,299	1,617,343

Redeemable preferred stock:
Redeemable preferred stock, 15,000,000 shares authorized; par value $.001 per share; Series A, 215 shares issued and outstanding at March 31, 2011 and December 31, 2010	929,588	890,475
Series B, 267 shares issued and outstanding at March 31, 2011 and December 31, 2010	719,157	653,371
Total redeemable preferred stock	1,648,745	1,543,846

Commitments and contingencies	-	-

Stockholders’ Equity

Common stock, par value $.001 per share; 190,000,000 shares authorized; 101,469,581 and 101,258,725 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	101,472	101,261
Additional paid-in-capital	123,143,285	122,057,171
Accumulated deficit	(115,515,665)	(116,441,957)
Total stockholders’ equity	7,729,092	5,716,475

Total Liabilities and Stockholders’ Equity	$15,092,967	$15,486,346

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31,
	2011 (As Restated)	2010 (As Restated)
Revenues, net:
Product	$1,351,072	$1,566,451
Recurring	1,131,627	950,658
Total Revenue	2,482,699	2,517,109

Cost of Sales:
Product	708,270	851,177
Recurring	263,869	299,111
Total Cost of Sales	972,139	1,150,288

Gross Profit	1,510,560	1,366,821

Operating Expenses:
Research and development	208,609	294,617
Selling, general and administrative	1,127,834	1,691,727
Depreciation and amortization	61,528	97,827
Total Operating Expense	1,397,971	2,084,171

Income (Loss) from Operations	112,589	(717,350)

Other Income (Expenses):
Interest expense, net	(190,234)	(176,656)
Gain on derivative liability	172,476	155,467
Gain on disposal of property and equipment	2,165	-
Gain on sale of product line	829,296	-
Total Other Income (Expense)	813,703	(21,189)

Income (Loss) Before Provision for Income Taxes	926,292	(738,539)

Provision for Income Taxes	-	-

Net Income (Loss)	926,292	(738,539)

Accretion of preferred dividends and discount	(104,899)	(39,113)
Net income (loss) attributable to common stockholders	$821,393	$(777,652)

Net income (loss) per common share:
Income (loss) per common share – basic	$0.01	$(0.01)
Income (loss) per common share – diluted	$0.01	$(0.01)

Weighted Average Common Shares Outstanding – basic	101,363,617	96,600,438
Weighted Average Common Shares Outstanding – diluted	101,868,176	96,600,438

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 2010

	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2010, as restated	96,563,771	$96,564	$120,194,142	$(114,262,940)	$6,027,766

Shares issued to directors and management at approximately $0.19 per share	3,919,821	3,920	1,093,746	-	1,097,666

Shares issued to directors and management at approximately $0.165 per share	224,410	225	36,775	-	37,000

Shares issued in exchange for services rendered at approximately $0.19 per share	550,723	552	77,143	-	77,695

Stock-based compensation expense related to employee stock options	-	-	132,386	-	132,386

Warrants issued with redeemable convertible preferred stock	-	-	394,350	-	394,350

Beneficial conversion feature of redeemable convertible preferred stock	-	-	394,350	-	394,350

Warrant repurchase and cancellation	-	-	(1,000)	-	(1,000)

Accretion of redeemable preferred stock discount	-	-	(135,638)	-	(135,638)

Accretion of redeemable preferred stock dividend	-	-	(129,083)	-	(129,083)

Net loss, as restated				(2,179,017)	(2,179,017)

Balance at December 31, 2010, as restated	101,258,725	$101,261	$122,057,171	$(116,441,957)	$5,716,475

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS FROM JANUARY 1, 2011 THROUGH MARCH 31, 2011

	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2011, as restated	101,258,725	$101,261	$122,057,171	$(116,441,957)	$5,716,475

Shares issued to directors and management at approximately $0.115 per share	210,856	211	24,289	-	24,500

Stock-based compensation expense related to employee stock options	-	-	7,994	-	7,994

Retirement of derivative liability related to warrant obligation	-	-	1,158,730	-	1,158,730

Accretion of redeemable preferred stock discount	-	-	(57,339)	-	(57,339)

Accretion of redeemable preferred stock dividend	-	-	(47,560)	-	(47,560)

Net income, as restated				926,292	926,292

Balance at March 31, 2011, as restated	101,469,581	$101,472	$123,143,285	$(115,515,665)	$7,729,092

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2011 (As Restated)	2010 (As Restated)
Cash Flows from Operating Activities:
Net income (loss)	$926,292	$(738,539)

Adjustments to reconcile net income (loss) from operations to cash (used in) provided by operating activities:
Amortization of debt discounts and financing costs	191,357	140,110
Gain on sale of product line	(829,296)	-
Gain on derivative liability	(172,476)	(155,467)
Gain on disposal of property and equipment	(2,165)	-
Stock based compensation expense	32,494	64,780
Depreciation	1,108	37,407
Amortization	60,420	60,420
Provision for doubtful accounts	29,808	-

Increase / decrease in:
Accounts receivable, trade and other	86,495	(455,706)
Inventories	122,470	(1,595)
Prepaid expenses	(21,816)	(33,646)
Other current liabilities	(64,448)	40,636
Accounts payable, accrued expenses, net	(363,441)	527,344
Deferred lease liability	6,510	10,747
Net Cash (Used In) Provided by Operating Activities	3,312	(503,509)

Cash Flows From Investing Activities:
Proceeds from disposal of property and equipment	6,645	-
Proceeds from sale of product line	1,000,000	-
Net Cash Provided by Investing Activities	1,006,645	-

Cash Flows From Financing Activities:
Repayment on line of credit	-	(82,500)
Proceeds from issuance of notes payable	700,000	-
Payments on note payable	(11,798)	-
Payments on note payable-related party	(25,114)	-
Repayment of convertible debentures	(1,606,023)	-
Bank overdraft	-	135,023
Net Cash Provided By (Used In) Financing Activities	(942,935)	52,523

Net increase (decrease) in cash and cash equivalents	67,022	(450,986)
Cash and cash equivalents at the beginning of the period	136,030	503,870
Cash and cash equivalents at the end of the period	$203,052	$52,884

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	For the Three months Ended March 31,
	2011 (As Restated)	2010 (As Restated)
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest expense	$174,667	$98,232
Non-cash investing and financing activities:
Accretion of discount on redeemable preferred stock	$57,339	$17,901
Accretion of dividend on redeemable preferred stock	47,560	21,212
Issuance of note payable in conjunction with warrant cancellation	50,000	-

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows.

General

The restated condensed consolidated balance sheet as of December 31, 2010 and the restated condensed consolidated statement of stockholders’ equity for the year ended December 31, 2010 have been derived from the restated financial statements. The accompanying unaudited condensed consolidated financial statements of Telkonet, Inc. (the “Company”) have been prepared in accordance with Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the restated results from operations for the three month periods ended March 31, 2011 and 2010, are not necessarily indicative of the results that may be expected for the year ending December 31.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 2011 10-K to be filed hereafter with the SEC.

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

In March 2007, the Company acquired substantially all of the assets of Smart Systems International (“SSI”), a leading provider of energy management products and solutions to customers in the United States and Canada.

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

In March 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. under an Asset Purchase Agreement.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc., and EthoStream, LLC. Significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported net income of $926,292 for the three month period ended March 31, 2011, accumulated deficit of $115,515,665 and total current liabilities in excess of current assets of $2,687,526 as of March 31, 2011. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We continue to experience net operating losses and deficits in cash flows from operations.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities or assets, or obtaining loans from financial institutions, where possible.  Our continued net operating losses and the uncertainty regarding contingent liabilities cast doubt on our ability to meet such goals and the Company cannot make any representations for fiscal 2012 and beyond.

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments in accordance with Accounting Standard Codification (ASC), which defines fair value for accounting purposes, established a framework for measuring fair value and expanded disclosure requirements regarding fair value measurements.  Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  We have categorized our financial assets and liabilities that are recurring, at fair value into a three-level hierarchy in accordance with these provisions.

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

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10 (formerly Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected future cash flows arising from the asset determined by management to be commensurate with the risk inherent to our current business model.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, Earnings Per Share.  Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of outstanding common stock.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted income (loss) per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company's outstanding stock options and warrants.

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

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

Revenue Recognition

For revenue from product sales, we recognize revenue in accordance with FASB’s ASC, 605-10, and ASC Topic 13 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required.  The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

We provide call center support services to properties installed by us and also to properties installed by other providers. In addition, we provide the property with the portal to access the Internet. We receive monthly service fees from such properties for our services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from contracts and standalone sales.  We report such revenues as recurring revenues.

Stock Based Compensation

We account for our stock based awards in accordance with Accounting ASC 718-10, Compensation (“ASC 718-10”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards. We estimate the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations.

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

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

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

NOTE B – RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for the correction of errors in previously issued financial statements in accordance with the provisions of ASC Topic 250, Accounting Changes and Error Corrections. In accordance with the disclosure provisions of ASC 250, when financial statements are restated to correct an error, an entity is required to disclose that its previously issued financial statements have been restated along with a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on the accumulated deficit in the respective balance sheets, as of the beginning of the earliest period presented.

Of the details to follow, the most significant adjustment was related to the Company’s failure to assess, collect and remit sales tax in accordance with state and local sales and use tax regulations.

Throughout this Form 10-Q/A, all amounts presented from prior periods and prior period comparisons that have been corrected are labeled “As Restated” and reflect the balances and amounts on a restated basis. The specific line-item effect of the restatement on the Company’s previously issued condensed consolidated financial statements as of March 31, 2011 and 2010 and the Company’s previously issued consolidated financial statements as of December 31, 2010 and for the three months ended March 31, 2011 and 2010 as filed on Form 10-Q on May 16, 2011 are as follows:

The following is a summary of the restatements for the periods ended March 31:

2011
For the Three Months Ended (Unaudited)

Increase in sales tax, penalties and interest	$(36,562)

Incorrect application of ASC 840, Accounting for Leases, Resulted in an understatement of deferred lease liability	(6,510)

Decrease in depreciation expense related to recording depreciation expense in improper periods	17,417

Increase in expense related to improper recording of various accrued liabilities	(30,531)

Total decrease in net income for the stated period	$(56,186)

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

2010
For the Three Months Ended (Unaudited)

Increase in sales tax, penalties and interest	$(38,509)

Incorrect application of ASC 840, Accounting for Leases, resulted in an understatement of deferred lease liability	(10,747)

Increase in depreciation expense related to recording depreciation expense in improper periods	(17,417)

Total increase in net loss for the stated period	$(66,673)

The net income (loss) per common share effect of each individual correction has not been reported individually due to the fact that there was no effect on the per share amounts.

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

	Effect on Condensed Consolidated Balance Sheets as of
	March 31, 2011 (Unaudited)			December 31, 2010
	As Previously Reported	As Restated	Effect of Correction	As Previously Reported	As Restated	Effect of Correction
Assets:
Current assets:
Prepaid expenses	$219,381	$185,143	$(34,238)	$197,565	$163,327	$(34,238)
Total current assets	1,461,543	1,427,305	(34,238)	1,732,182	1,697,944	(34,238)

Property and equipment, net	89,992	37,741	(52,251)	112,997	43,329	(69,668)

Other assets:
Deposits	-	34,238	34,238	-	34,238	34,238
Total other assets	13,593,683	13,627,921	34,238	13,710,835	13,745,073	34,238
Total assets	15,145,218	15,092,967	(52,251)	15,556,014	15,486,346	(69,668)

Current liabilities:
Accrued liabilities and expenses	1,115,040	1,915,211	800,171	1,157,873	1,890,951	733,078
Other current liabilities	105,585	86,587	(18,998)	170,033	151,035	(18,998)
Total current liabilities	3,333,658	4,114,831	781,173	5,894,602	6,608,682	714,080

Long-term liabilities:
Deferred lease liability	-	89,312	89,312	-	82,802	82,802
Total long-term liabilities	1,510,987	1,600,299	89,312	1,534,541	1,617,343	82,802

Stockholders' equity:
Additional paid-in-capital	123,081,230	123,143,285	62,055	121,995,117	122,057,171	62,054
Accumulated deficit	(114,530,874)	(115,515,665)	(984,791)	(115,513,353)	(116,441,957)	(928,604)
Total stockholders’ equity	$8,651,828	$7,729,092	$(922,736)	$6,583,025	$5,716,475	$(866,550)

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

	Effect on Condensed Consolidated Statements of Operations
	Three Months ended March 31, 2011 (Unaudited)			Three Months ended March 31, 2010 (Unaudited)
	As Previously Reported	As Restated	Effect of Correction	As Previously Reported	As Restated	Effect of Correction
Revenues, net
Recurring	$1,131,627	$1,131,627	$-	$1,017,589	$950,658	$(66,931)
Total Revenue	2,482,699	2,482,699	-	2,584,040	2,517,109	(66,931)

Cost of Sales
Product	708,270	708,270	-	899,782	851,177	(48,605)
Recurring	263,869	263,869	-	305,845	299,111	(6,734)
Total Cost of Sales	972,139	972,139	-	1,205,627	1,150,288	(55,339)

Gross Profit	1,510,560	1,510,560	-	1,378,413	1,366,821	(11,592)

Operating Expenses
Research and Development	187,111	208,609	21,498	265,851	294,617	28,766
Selling, General and Administrative	1,086,544	1,127,834	41,290	1,690,739	1,691,727	988
Depreciation and Amortization	78,945	61,528	(17,417)	80,410	97,827	17,417
Total Operating Expenses	1,352,600	1,397,971	45,371	2,037,000	2,084,171	47,171

Income (Loss) from Operations	157,960	112,589	(45,371)	(658,587)	(717,350)	(58,763)

Other Income (Expenses)
Interest expense, net	(179,419)	(190,234)	(10,815)	(168,746)	(176,656)	(7,910)
Total Other Income (Expense)	824,518	813,703	(10,815)	(13,279)	(21,189)	(7,910)

Income (Loss) Before Provision for Income Taxes	982,478	926,292	(56,186)	(671,866)	(738,539)	(66,673)

Net Income (Loss)	982,478	926,292	(56,186)	(671,866)	(738,539)	(66,673)
Net income (loss) attributable to common stockholders	$877,579	$821,393	$(56,186)	$(710,979)	$(777,652)	$(66,673)

Net income (loss) per common share:
Net income (loss) per common share – basic	$0.01	$0.01	$0.00	$(0.01)	$(0.01)	$0.00
Net income (loss) per common share – diluted	$0.01	$0.01	$0.00	$(0.01)	$(0.01)	$0.00
Weighted Average Common Shares Outstanding – basic	101,363,617	101,363,617	-	96,600,438	96,600,438	-
Weighted Average Common Shares Outstanding – diluted	101,868,176	101,868,176	-	96,600,438	96,600,438	-

The net income (loss) per common share effect of each individual correction has not been reported individually due to the fact that there was no effect on the per share amounts.

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

	Effect on Condensed Consolidated Statements of Cash Flows
	Three Months ended March 31, 2011 (Unaudited)			Three Months ended March 31, 2010 (Unaudited)
	As Previously Reported	As Restated	Effect of Correction	As Previously Reported	As Restated	Effect of Correction

Net income (loss)	$982,478	$926,292	$(56,186)	$(671,866)	$(738,539)	$(66,673)
Gain on disposal of fixed assets	-	(2,165)	(2,165)	-	-	-
Depreciation	18,205	1,108	(17,097)	19,990	37,407	17,417
Provision for doubtful accounts	-	29,808	29,808	-	-	-
Accounts receivable, trade and other	(13,697)	86,495	(100,192)	-	-	-
Accounts payable, accrued expenses, net	(325,648)	(363,441)	(37,793)	488,835	527,344	38,509
Deferred lease liability	-	6,510	6,510	-	10,747	10,747
Net Cash (Used In) Provided by Operating Activities	(19,957)	3,312	23,269	(503,509)	(503,509)	-
Proceeds from disposal of property & equipment	4,800	6,645	1,845	-	-	-
Proceeds from sale of product line	-	1,000,000	1,000,000	-	-	-
Net Cash Provided by Investing Activities	4,800	1,006,645	1,001,845	-	-	-
Proceeds from sale of assets	1,000,000	-	(1,000,000)	-	-	-
Proceeds from issuance of notes payable	688,202	700,000	11,798	-	-	-
Payments on note payable	-	(11,798)	(11,798)	-	-	-
Payments on note payable-related party	-	(25,114)	(25,114)	-	-	-
Net Cash Provided by (Used In) Financing Activities	82,179	(942,935)	(1,025,114)	52,523	52,523	-

The financial statement restatement process included a comprehensive review and restatement of the condensed consolidated balance sheet as of January 1, 2010. The net adjustments to stockholders’ equity, resulting from this process and related error corrections was to increase the accumulated deficit in stockholders’ equity by $(521,459) from $(113,741,481) as reported to a restated amount of $(114,262,940). The correction mainly consisted of sales and use tax expense and other accrued liabilities and expenses.

The primary components of the net corrections to the accumulated deficit at January 1, 2010 are as follows:

Non tax effected corrections:
Increase in sales tax liability, penalties and interest	$(449,453)
Increase in deferred lease liability	(55,085)
Increase in accrued warranty	(51,000)
Other unrecorded liabilities	34,079
Net adjustment to accumulated deficit	$(521,459)

Due to the Company’s accumulated net operating losses (NOLs) and related valuation allowance, there is no tax effect resulting from the restatement.

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE C – NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued FASB ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is now codified under FASB ASC Topic 820, “Fair Value Measurement.”  This new guidance provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”).  Certain fair value measurement principles were clarified or amended in this ASU, such as the application of the highest and best use and valuation premise concepts.  New and revised disclosure requirements include:  quantitative information about significant unobservable inputs used for all Level 3 fair value measurements and a description of the valuation processes in place, as well as a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements; public companies will need to disclose any transfers between Level 1 and Level 2 fair value measurements on a gross basis, including the reason(s) for those transfers; a requirement regarding disclosure on the highest and best use of a nonfinancial asset; and a requirement that all fair value measurements be categorized in the fair value hierarchy with disclosure of that categorization.  FASB ASU No. 2011-04 will be effective on a prospective basis for public companies during interim and annual periods beginning after December 15, 2011.  Early adoption by public companies is not permitted.  We do not expect the adoption of this ASU to have an impact on our consolidated statements.

In September 2011, the FASB issued FASB ASU No. 2011-08, “Testing Goodwill for Impairment,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.”  This new guidance allows an entity to first assess qualitative factors to evaluate if the existence of events or circumstances leads to a determination it is necessary to perform the current two-step test.  After assessing the totality of events or circumstances, if it is determined it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  Otherwise, the entity is required to perform Step 1 of the impairment test.  An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to Step 1 of the two-step impairment test, and then resume performing the qualitative assessment in any subsequent period.  Reporting units with zero or negative carrying amounts continue to be required to perform a qualitative assessment in place of Step 1 of the impairment test.  The new guidance includes examples of events and circumstances an entity should consider in its evaluation of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, such as macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events.  The examples of events and circumstances included in this ASU supersede the previous examples entities should have considered.  FASB ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We do not expect the adoption of this ASU to have an impact on our consolidated statements.

NOTE D – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at March 31, 2011 are:

	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists - EthoStream	$2,900,000	$(976,763)	$1,923,237	$-	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(976,763)	1,923,237		12.0
Goodwill - EthoStream	5,796,430	-	5,796,430	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$14,570,446	$(976,763)	$13,593,683	$-

Total identifiable intangible assets acquired and their carrying values at December 31, 2010 are:

	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists - EthoStream	$2,900,000	$(916,343)	$1,983,657	$-	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(916,343)	1,983,657		12.0
Goodwill - EthoStream	5,796,430	-	5,796,430	-
Goodwill - SSI	5,874,016	-	5,874,016	-
Total	$14,570,446	$(916,343)	$13,654,103	$-

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Total amortization expense charged to operations for each of the three months ended March 31, 2011 and 2010 was $60,420.

Estimated future amortization expense as of March 31, 2011 is as follows:

Remainder of 2011	$181,260
2012	241,680
2013	241,680
2014	241,680
2015 and after	1,016,937
Total	$1,923,237

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $14,670,446 as a result of the acquisitions of EthoStream and SSI during the year ended December 31, 2007. The Company evaluates goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. The Company generally determines the fair value of a reporting unit using the income approach, which is based on the present value of estimated future cash flows.

NOTE E – ACCOUNTS RECEIVABLE

Components of accounts receivable as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Accounts receivable	$857,882	$974,185
Allowance for doubtful accounts	(175,000)	(175,000)
Accounts receivable, net	$682,882	$799,185

NOTE F – INVENTORY

Inventories as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Inventory, gross	$486,228	$799,402
Reserve for obsolescence	(130,000)	(200,000)
Inventory, net	$356,228	$599,402

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE G – LONG TERM DEBT

Senior Convertible Debenture

A summary of convertible debentures payable at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
Senior Convertible Debentures, accrue interest at 13% per annum and mature on May 29, 2011	$-	$1,606,023
Debt Discount - beneficial conversion feature, net of accumulated amortization $733,756 at December 31, 2010.	-	(73,208)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization $616,593 at December 31, 2010.	-	(61,417)

Total	$-	$1,471,398
Less: current portion	-	1,471,398
Total Long Term Portion	$-	$-

On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets to Dynamic Ratings (“Dynamic Ratings”).  The sales price was $1,000,000 in cash.  In connection with the sale Dynamic Ratings lent the Company $700,000 in the form of a 6% promissory note dated March 4, 2011. The Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner:   (a) payment of any and all interest that accrues from the date of disbursement commences on January 1, 2010 and continues on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty.  The credit facility is secured by the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company.  The outstanding borrowing under the agreement at March 31, 2011 was $288,202.

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

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Promissory Note #2

From the sale of its Series 5 PLC product line assets, the Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the third party with an unsecured one-year promissory note (“Note #2”) for $50,000.  The outstanding principal balance bears interest at the annual rate of 5.25% and is due on March 4, 2012.  However  Note #2 is due immediately if the Company (a) receives three million ($3,000,000) dollars in aggregate in new debt or equity financing, (b) attains one million ($1,000,000) dollars in EBITDA, as defined, for any reporting quarter or (c) becomes insolvent.  The Note may be prepaid in whole or in part, without penalty at any time.  Payments shall be applied first to accrued but unpaid interest and then to principal.

Aggregate maturities of long-term debt as of March 31, 2011 are as follows:

For the three months ended March 31,	Amount
2011 (Remainder of)	$73,248
2012	60,995
2013	49,474
2014	750,473
2015 and thereafter	104,012
1,038,202
Less: Current portion	(97,784)
Total Long Term Portion	$940,418

NOTE H – REDEEMABLE PREFERRED STOCK

Series A

The Company has designated 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A shall be convertible, at the option of the holder thereof, at any time, into shares of our Common Stock at an initial conversion price of $0.363 per share.  In the event of a change of control (as defined in the purchase agreement with respect to the Series A), or at the holder’s option, on November 19, 2014 and for a period of 180 days thereafter, provided that at least 50% of the shares of Series A issued on the Series A Original Issue Date remain outstanding as of November 19, 2014, and the holders of at least a majority of the then outstanding shares of Series A provide written notice requesting redemption of all shares of Series A, we are required to redeem the Series A for the purchase price plus any accrued but unpaid dividends. The Series A accrues dividends at an annual rate of 8% of the original purchase price, and shall be payable only when, as, and if declared by our Board of Directors.

On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share.  The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares.  Since the Series A shares may ultimately be redeemable at the option of the holder, the carrying value of the Series A shares, net of discount and accumulated dividends, has been classified as redeemable preferred stock on the balance sheets.

In accordance with ASC 470 Topic “Debt”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $287,106 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $70,922 to the Series A shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%, (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) estimated fair value of Telkonet common stock of $0.24 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $358,028, have been recorded as a discount and deducted from the face value of the Series A shares. The discount is being amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

The charge to additional paid in capital for amortization of Series A discount and costs for the three months ended March 31, 2011 was $17,901.

For the three months ended March 31, 2011 we have accrued dividends for Series A shares in the amount of $21,212 and cumulative accrued dividends of $117,144. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the Series A shares.

Series B

The Company has designated 267 shares of preferred stock as Series B Preferred Stock (“Series B”). Each share of Series B shall be convertible, at the option of the holder thereof, at any time, into shares of our Common Stock at an initial conversion price of $0.13 per share.  In the event of a change of control (as defined in the purchase agreement with respect to the Series B), or at the holder’s option, on August 4, 2015 and for a period of 180 days thereafter, provided that at least 50% of the shares of Series B issued on the Series B Original Issue Date remain outstanding as of August 4, 2015, and the holders of at least a majority of the then outstanding shares of Series B provide written notice requesting redemption of all shares of Series B, we are required to redeem the Series B for the purchase price plus any accrued but unpaid dividends. The Series B accrues dividends at an annual rate of 8% of the original purchase price, and shall be payable only when, as, and if declared by our Board of Directors.

On August 4, 2010, the Company sold 267 shares of Series B with attached warrants to purchase an aggregate of 5,134,626 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,335,000 from the sale of the Series B shares.  Since the Series B may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as redeemable preferred stock on the balance sheets.

In accordance with ASC 470 Topic “Debt”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $394,350 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $394,350 to the Series B shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 1.76%, (4) expected life of approximately 4 years, and (5) estimated fair value of Telkonet common stock of $0.109 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $788,700, have been recorded as a discount and deducted from the face value of the Series B shares. The discount is being amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

The charge to additional paid in capital for amortization of Series B discount and costs for the three months ended March 31, 2011 was $39,438.

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

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE J – STOCK OPTIONS AND WARRANTS

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

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	1,783,800	2.54	$1.04	1,586,904	$1.04
$2.00 - 2.99	145,000	4.07	2.47	123,675	2.46
$3.00 - 3.99	40,000	4.96	3.09	38,524	3.09
$4.00 - 4.99	35,000	4.49	4.27	35,000	4.27
$5.00 - 5.99	50,000	4.38	5.26	50,000	5.26
	2,053,800	2.78	$1.35	1,834,103	$1.35

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010	6,120,883	$1.82
Granted	-	1.00
Exercised	-	-
Cancelled or expired	(3,572,083)	2.91
Outstanding at December 31, 2010	2,548,800	$1.56
Granted	-	-
Exercised	-	-
Cancelled or expired	(495,000)	2.53
Outstanding at March 31, 2011	2,053,800	$1.35

The expected life of awards granted represents the period of time that they are expected to be outstanding.  We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures.  We estimate the volatility of our common stock based on the calculated historical volatility of our own common stock using the trailing 24 months of share price data prior to the date of the award.  We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.  We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation for those awards that are expected to vest. In accordance with ASC 718-10, we adjust share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.

There were no options exercised during the period ended March 31, 2011 or 2010.

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Total stock-based compensation expense in connection with options granted to employees recognized in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 was $7,994 and $46,780, respectively. Additionally, the aggregate intrinsic value of options outstanding and unvested as of March 31, 2010 is $0.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company’s consultants.  These options were granted in lieu of cash compensation for services performed.

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

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	5,134,628	4.35	$0.13	5,134,628	$0.13
0.33	1,705,539	3.51	0.33	1,705,539	0.33
0.60	800,000	2.10	0.60	800,000	0.60
1.00	500,000	.78	1.00	500,000	1.00
2.59	431,226	.37	2.59	431,226	2.59
3.41	1,442,870	1.84	3.41	1,442,870	3.41
4.17	359,710	1.31	4.17	359,710	4.17
	10,373,973	3.25	$0.94	10,373,973	$0.94

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010	12,158,941	$2.19
Issued	12,819,897	0.58
Exercised	-	-
Canceled or expired	(2,874,096)	3.29
Outstanding at December 31, 2010	22,104,742	$1.60
Issued	-	-
Exercised	-	-
Canceled or expired	(11,730,769)	0.13
Outstanding at March 31, 2011	10,373,973	$0.94

The Company did not issue any warrants during the period ended March 31, 2011.

NOTE K – RELATED PARTY TRANSACTIONS

In connection with the Series A Preferred Stock private placement transaction, on November 16, 2009, the Company entered into an Executive Officer Reimbursement Agreement with each of (i) Jason L. Tienor, the Company’s President and Chief Executive Officer, (ii) Richard J. Leimbach, the Company’s former Chief Financial Officer and (iii) Jeffrey J. Sobieski, the Company’s Chief Operating Officer (collectively, the “Executive Officers”), pursuant to which the Executive Officers agreed to convert a portion of outstanding indebtedness of the Company owed to such Executive Officers into Series A shares and warrants pursuant to the Securities Purchase Agreement.  Mr. Tienor converted $20,000 of outstanding indebtedness into four Series A convertible redeemable preferred stock (convertible into 55,096 shares of common stock)  and warrants to purchase 30,304 shares of Common Stock. Mr. Leimbach converted $10,000 of outstanding indebtedness into two Series A convertible redeemable preferred stock (convertible into 27,548) shares of common stock) and warrants to purchase 15,152 shares of Common Stock. Mr. Sobieski converted $20,000 of outstanding indebtedness into four Series A convertible redeemable preferred stock (convertible into 55,096 shares of common stock) and warrants to purchase 30,304 shares of Common Stock.

Anthony Paoni, former Chairman of the Company’s Board of Directors, participated in the private placement of Series A Preferred Stock, purchasing five shares of Series A convertible redeemable preferred stock (convertible into 68,870 shares of common stock) and warrants to purchase 37,880 shares of common stock, for an aggregate purchase price of $25,000.

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE L – COMMITMENTS AND CONTINGENCIES

Office Lease Obligations

The Company presently leases approximately 14,000 square feet of office space in Milwaukee, WI for its corporate headquarters.  This lease expires in March 2020.

The Company presently leases 16,400 square feet of commercial office space in Germantown, MD.  This lease expires in December 2015.

Commitments for minimum rentals under non cancelable leases at March 31, 2011 are as follows:

2011 (Remainder of)	$270,395
2012	384,651
2013	402,948
2014	414,263
2015 and thereafter	1,179,832
Total	$2,652,089

Rental expenses charged to operations for the three months ended March 31, 2011 and 2010 are $169,992 and $193,414, respectively.

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

Jason L. Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement with us dated April 11, 2011.  Mr. Tienor’s employment agreement has a term of one (1) year, which may be extended by mutual agreement of the parties thereto, and provides, among other things, for an annual base salary of $200,000 per year and bonuses and benefits based on our internal policies and participation in our incentive and benefit plans. As of the date of this filing, the employment agreement has not been renewed.

Jeffrey J. Sobieski, Chief Operating Officer, is employed pursuant to an employment agreement with us dated April 11, 2011.  Mr. Sobieski’s employment agreement has a term of one (1) year, which may be extended by mutual agreement of the parties thereto, and provides for a base salary of $190,000 per year and bonuses and benefits based upon our internal policies and participation in our incentive and benefit plans.  As of the date of this filing, the employment agreement has not been renewed.

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

Tellabs, Inc. v. Telkonet, Inc.

Our landlord has filed a claim for unpaid rent in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland and was granted a judgment in March 2010 in the amount of $64,966. Pursuant to that judgment, we received a notice of eviction from our landlord for the unpaid rent. We sought to extend the date for eviction but were unable to negotiate a payment plan acceptable to the landlord and voluntarily vacated the space on May 3, 2010.  Our landlord has filed an additional claim for unpaid rent and other expenses alleged to be due in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland.  A settlement of $110,000 was agreed upon and the suit was dismissed on January 28, 2011.  All amounts due were paid in full as of December 31, 2011.

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

The parties agreed to and the Court ordered a stay of the litigation pending the conclusion of the reexamination proceeding.  The case was reopened in early 2012 based on the expectation that the USPTO will issue a reexamination certificate and as of March 16, 2012, a new judge was assigned to the case in view of the impending retirement of the originally assigned judge.  A new schedule for the case is expected to be determined by the new judge.

Robert P. Crabb v. Telkonet Inc.

On November 9, 2010, a former executive, Robert P. Crabb, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint in the Circuit Court for Montgomery County, MD alleging (1) violation of Maryland’s Wage Payment and Collection Act (2) Breach of Contract and (3) Promissory Estoppel/Detrimental Reliance. The claims in his Complaint arose out of his retirement in September 2007. In terms of relief, Mr. Crabb sought "severance compensation" in the amount of $156,000, treble damages, interest, and attorneys’ fees. This lawsuit was resolved as part of a voluntary settlement prior to the scheduled four day jury trial beginning on December 12, 2011. The parties executed a settlement agreement and general release on January 20, 2012 for $127,000.  On January 25, 2012, the Court entered the parties’ joint Stipulation of Dismissal.

Stephen L. Sadle v. Telkonet, Inc

On April 15, 2011, a former executive, Stephen L. Sadle, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint in the Circuit Court for Montgomery County, MD alleging (1) Breach of Contract, (2) Promissory Estoppel/Detrimental Reliance and (3) violation of Maryland's Wage Payment and Collection Act. The three claims in his Complaint each arise out of his retirement in 2007. On May 27, 2011, the defendants filed a motion to dismiss Mr. Sadle's claims. On August 10, 2011, the court granted in full the Defendants' motion to dismiss.

Specifically, the Court dismissed, with prejudice, Plaintiff's claim under the Maryland Wage Payment and Collection Act. However, as part of its Order, the Court permitted Plaintiff to amend his Complaint as to his Breach of Contract (Count II) and Promissory Estoppel/Detrimental Reliance (Count III) claims only within 30 days. On September 14, 2011, Mr. Sadle filed his First Amended Complaint. On September 30, 2011, Telkonet filed its Answer and Counterclaims for Negligence (based on a fiduciary duty) and Recoupment. Mr. Sadle has not yet filed an Answer to Telkonet’s counterclaims. The parties have exchanged written discovery and scheduled preliminary depositions. A hearing on the pending cross-motions for summary judgment was held on March 21, 2012.

In terms of relief, Mr. Sadle is seeking "severance compensation" in the amount of $195,000, treble damages, interest, and attorneys’ fees. Treble damages and attorneys’ fees are only available under the Maryland Wage Payment and Collection Act, however, and therefore should no longer be available to Mr. Sadle in light of the dismissal of that particular claim. Mr. Sadle's Complaint provides no specific accounting for the relief sought. The trial in this case is set for May 14, 2012.

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Sales Tax – As Restated

The Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure.  Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalties, of approximately $824,000 including and prior to the period ended March 31, 2011. The Company has approximately $824,000 accrued as of March 31, 2011.   The Company intends to manage the liability by (1) confirming if customer’s self-assessed and remitted tax to the applicable state(s) absent from our transactions (2) confirming if customers were subjected to a state audit and if so did it result in the customer paying tax absent from our transaction (3) invoicing customers for the back taxes and (4) establishing voluntary disclosure agreements with the applicable states, which establishes a maximum look-back period and payment arrangements. However, if the aforementioned methods prove unsuccessful and the Company is audited, there exists possible exposure up to an additional $620,000, not including applicable interest and penalty.

NOTE M – BUSINESS CONCENTRATION

Revenue from one (1) major customer approximated $235,000 or 10% of total revenues for the three months ended March 31, 2011. Revenue from one (1) major customer approximated $499,000 or 19% of the total revenues for the three months ended March 31, 2010.  Total accounts receivable of $195,475, or 23% of total accounts receivable, was due from this customer at March 31, 2011. Total accounts receivable of $134,336, or 10% of total accounts receivable, was due from this customer at March 31, 2010.

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

TELKONET, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$570,569	$570,569
Total	$-	$-	$570,569	$570,569

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the three months ended March 31, 2011.

2011
Balance at beginning of year	$1,901,775
Repayment of debt and warrants related to derivative liability	(1,158,730)
Change in fair value of derivative liability	(172,476)

Balance at end of period	$570,569

NOTE O – SUBSEQUENT EVENTS

On April 8, 2011, the Company entered into a Securities Purchase Agreement in connection with a Private Placement of 271 shares of Series B Convertible Redeemable Preferred Stock, par value $0.001 per share, and warrants to purchase an aggregate of 5,211,542 shares of common stock, par value $0.001 per share.  The Series B shares were sold for $5,000 per share and the warrants have an exercise price of $0.13, which is equal to the closing bid price of a common stock share on August 4, 2010, the date of the original issuance of Series B Stock shares.  The Company completed the Private Placement on April 8, 2011 and received gross proceeds of $1,355,000 from the sale of these Series B shares and warrants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying restated condensed consolidated financial statements and related notes thereto for the quarter ended March 31, 2011, as well as the Company’s restated consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations, which will be included in the Company’s 2011 Form 10-K .  The discussion and analysis has been updated to reflect the results of the restatement described in the explanatory note to this report.

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

On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets to Dynamic Ratings (“Dynamic Ratings”).  The sales price was $1,000,000 in cash.  In connection with the sale, Dynamic Ratings lent $700,000 in the form of a 6% promissory note dated March 4, 2011.  Concurrent with the sale, the Company entered into a Distributorship Agreement and a Consulting Agreement with Dynamic Ratings.  Under the Distributorship Agreement, the Company was designated as a distributor of the Series 5 product to the non-utility sector and will receive preferred pricing for purchases of Series 5 product.  Under the Consulting Agreement, the Company agreed to provide Dynamic Ratings with ongoing transition assistance and consulting services for the Series 5 product.  The Distributorship Agreement and the Consulting Agreement have initial terms that expire on March 31, 2013 and March 31, 2014, respectively.  Sales incentives and consulting compensation amounts payable to the Company under the Distributorship Agreement and the Consulting Agreement will be applied to pay the balance of the Promissory Note.

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

Forward Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements.  Accordingly, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for 2011 and future periods.  These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable.  However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.  Factors that could cause or contribute to such differences include those risks affecting the Company’s business as described in the Company’s filings with the SEC, including the current reports on Form 8-K, which factors are incorporated herein by reference.  The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

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

Revenue Recognition

For revenue from product sales, we recognize revenue in accordance with FASB’s ASC, 605-10, and ASC Topic 13 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required.  The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

We provide call center support services to properties installed by us and also to properties installed by other providers. In addition, we provide the property with the portal to access the Internet. We receive monthly service fees from such properties for our services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from contracts and standalone sales. We report such revenue as recurring revenue.

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments in accordance with ASC 820, which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.   The Company’s adoption of these provisions did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with these provisions.

New Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “New Accounting Pronouncements” in Note C of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	March 31, 2011		March 31, 2010 (As Restated)		Variance (As Restated)

Product	$1,351,072	54%	$1,566,451	62%	$(215,379)	-14%
Recurring	1,131,627	46%	950,658	38%	180,969	19%
Total	$2,482,699	100%	$2,517,109	100%	$(34,410)	-1%

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

Recurring Revenue
The recurring revenue consists primarily of HSIA support services and advertising revenue.  The Company recognizes revenue at the start of the service month for monthly support revenues and defers revenue for annual support services over the term of the service period.  Advertising revenue is based on impression-based statistics for a given period from customer site visits to the Company’s under the terms of advertising agreements entered into with third-parties.    A component of our recurring revenue is derived from fees, less pay back costs, associated with approximately 1% of our hospitality customers who do not internally manage guest-related, internet transactions. Beginning in the three month period ended March 31, 2011, pay back costs were booked directly against recurring revenue as opposed to cost of sales.  For comparative purposes we have adjusted the three month period ended March 31, 2010.

Recurring revenue includes approximately 2,251 hotels in our broadband network portfolio.  We currently support over 207,000 HSIA rooms, with over 3.5 million monthly users.  For the three months ended March 31, 2011, recurring revenue increased by 19% when compared to the prior year.  The increase in recurring revenue was primarily attributed to a new advertising program started in the first quarter of 2011.

Cost of Sales

	Three Months Ended
	March 31, 2011		March 31, 2010 (As Restated)		Variance (As Restated)

Product	$708,270	52%	$851,177	54%	$(142,907)	-17%
Recurring	263,869	23%	299,111	31%	(35,242)	-12%
Total	$972,139	39%	$1,150,288	46%	$(178,149)	-15%

Product Costs
Product costs include equipment and installation labor related to the sale of Telkonet SmartEnergy™ products, Telkonet Series 5™ products and the Telkonet iWire System™.  For the three months ended March 31, 2011, product costs decreased by 17% when compared to the prior year period, due to decreased revenue in the current period.   Product costs for the three months ended March 31, 2011, decreased by 2% as a percentage of revenue when compared to the prior year period, due to inventory obsolescence adjustments on prior generation SmartEnergy and Series 3 PLC product.

Recurring Costs
For the three months ended March 31, 2011, recurring costs decreased by 12% when compared to the prior year period, due to cost reduction efforts in providing support services to our EthoStream Hospitality Network customers.  Recurring costs for the three months ended March 31, 2011, decreased by 8% as a percentage of revenue when compared to the prior year period, due to the increase in advertising revenue which yields greater margins. As we continued to add new HSIA customers to our portfolio, we may need to hire additional support center staff which may affect our recurring product costs and margins.

Gross Profit

	Three Months Ended
	March 31, 2011		March 31, 2010 (As Restated)		Variance (As Restated)

Product	$642,802	48%	$715,274	46%	$(72,472)	-10%
Recurring	867,758	77%	651,547	69%	216,211	33%
Total	$1,510,560	61%	$1,366,821	54%	$143,739	11%

Product Gross Profit
Our gross profit on product revenue for the three months ended March 31, 2011, decreased by 10% compared to the prior year period due to decreased revenue in the current period.

Recurring Gross Profit
Our gross profit on recurring revenue for the three months ended March 31, 2011, increased by 33%  compared to the prior year period due to the increase in advertising revenue which yields greater margins.

Operating Expenses

	Three Months Ended
	March 31, 2011 (As Restated)	March 31, 2010 (As Restated)	Variance (As Restated)
Total	$1,397,971	$2,084,171	$(686,200)	-33%

For the three months ended March 31, 2011, operating expenses decreased by 33% , when compared to the prior year period.  This decrease is primarily the result of cost correction efforts in areas of staffing, professional fees, financing fees and debt forgiveness plans.  We do not anticipate any significant changes to operating expenses for the remainder of 2011.

Research and Development

	Three Months Ended
	March 31, 2011 (As Restated)	March 31, 2010 (As Restated)	Variance (As Restated)
Total	$208,609	$294,617	$(86,008)	-29%

Our research and development costs related to both present and future products are expensed in the period incurred.  Current research and development costs are associated with the continued development of next generation energy efficiency products. The Company anticipates a slight decrease in research and development costs in 2011.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31, 2011 (As Restated)	March 31, 2010 (As Restated)	Variance (As Restated)
Total	$1,127,834	$1,691,727	$(563,893)	-33%

During the three months ended March 31, 2011, selling, general and administrative expenses decreased over the comparable prior year period by approximately 33% .  This decrease is primarily the result of cost reduction efforts in areas of staffing, professional fees, financing fees and debt forgiveness plans. We do not expect to see a significant increase in selling, general and administrative expenses for the remainder of 2011, except as necessary to meet future growth opportunities.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital deficit decreased by $2,223,212 during the three months ended March 31, 2011 from a working capital deficit (current liabilities in excess of current assets) of $4,910,738 at December 31, 2010 to a working capital deficit of $2,687,526 at March 31, 2011. The increase in working capital for the three months ended March 31, 2011 is due to the retirement of a convertible debenture, the associated derivative liability and the retirement of two related party notes.

Business Loan

On September 11, 2009, we entered into a Loan Agreement to borrow an aggregate principal amount of $300,000 from the Wisconsin Department of Commerce, or the Department.  The outstanding principal balance on the loan bears interest at the annual rate of 2.0% .  Payment of interest and principal is to be made in the following manner:  (a) payment of any and all interest that accrues from the date of disbursement commences on January 1, 2010 and continues on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, we are obligated to pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which will include all remaining principal, accrued interest and other amounts owed by us to the Department under the Loan Agreement.  We may prepay amounts outstanding under the loan in whole or in part at any time without penalty.  The loan is secured by our assets and the proceeds from this loan will be used for our working capital requirements.  The outstanding borrowing under the agreement at March 31, 2011 was $288,202.

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

Promissory Note #2

From the sale of its Series 5 PLC product line assets, the Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the third party with an unsecured one-year promissory note (“Note #2”) for $50,000.  The outstanding principal balance bears interest at the annual rate of 5.25% and is due on March 4, 2012.  However  Note #2 is due immediately if the Company (a) receives three million ($3,000,000) dollars in aggregate in new debt or equity financing, (b) attains one million ($1,000,000) dollars in EBITDA for any reporting quarter or (3) becomes insolvent.  The Note may be prepaid in whole or in part, without penalty at any time.  Payments shall be applied first to accrued but unpaid interest and then to principal.

Cash flow analysis

Cash provided from operations was $3,312 and cash used in operations was $503,509 during the periods ending March 31, 2011 and 2010, respectively. During the period ended March 31, 2011, our primary capital needs include business strategy execution, inventory procurement and managing current liabilities.

Cash provided from investing activities from continuing operations of $1,006,645 and $0 during the periods ended March 31, 2011, and 2010, respectively.  During the period ended March 31, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets for $1,000,000 in cash.

Cash used in financing activities was $942,935 and cash provided from financing activities was $52,523 during the periods ending March 31, 2011 and 2010, respectively.  During the period ended March 31, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets for $1,000,000 in cash.  In connection with the sale, the purchaser lent the Company $700,000 in the form of a 6% promissory note dated March 4, 2011. The Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011.

We have undertaken efforts to reduce the amount of cash required for operations by trimming operating costs and reducing staff levels.  In addition, we are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

In light of the retirement of the Company’s Senior Convertible Debentures in the first quarter of 2011, the sale of Series B Convertible Redeemable Preferred Stock in the second quarter and our year to date operating results, the Company believes anticipated revenues and its’ continued operational efficiencies will be sufficient to satisfy its ongoing capital and cash flow requirements for the remainder of fiscal 2011.  However, the Company also believes there remains sufficient uncertainty, both in the economic environment and our current working capital deficit position, that the Company cannot make any representations for fiscal 2012.

Our prior independent registered public accountants have stated in their report dated March 29, 2011 for the year ended December 31, 2010 that we have incurred operating losses in the past years, and that we are dependent upon management’s ability to develop profitable operations and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. This may also affect our ability to obtain financing in the future.

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

Disclosure of Contractual Obligations

On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets to Dynamic Ratings (“Dynamic Ratings”).  The sales price was $1,000,000 in cash.  In connection with the sale Dynamic Ratings lent $700,000 in the form of a 6% promissory note (Promissory Note# 1) dated March 4, 2011. The Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note for $50,000 (Promissory Note #2).

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

Item 4.  Controls and Procedures.

Due to the lack of a segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures, as well as our controls over financial reporting, were ineffective as of the end of the period covered by this report.  During the three months ended March 31, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Tellabs, Inc. v. Telkonet, Inc.

Our landlord has filed a claim for unpaid rent in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland and was granted a judgment in March 2010 in the amount of $64,966. Pursuant to that judgment, we received a notice of eviction from our landlord for the unpaid rent. We sought to extend the date for eviction but were unable to negotiate a payment plan acceptable to the landlord and voluntarily vacated the space on May 3, 2010.  Our landlord has filed an additional claim for unpaid rent and other expenses alleged to be due in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland.  A settlement of $110,000 was agreed upon and the suit was dismissed on January 28, 2011.   All amounts due were paid in full as of December 31, 2011.

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

The parties agreed to and the Court ordered a stay of the litigation pending the conclusion of the reexamination proceeding.  The case was reopened in early 2012 based on the expectation that the USPTO will issue a reexamination certificate and as of March 16, 2012, a new judge was assigned to the case in view of the impending retirement of the originally assigned judge.  A new schedule for the case is expected to be determined by the new judge.

Robert P. Crabb v. Telkonet Inc.

On November 9, 2010, a former executive, Robert P. Crabb, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint in the Circuit Court for Montgomery County, MD alleging (1) violation of Maryland’s Wage Payment and Collection Act (2) Breach of Contract and (3) Promissory Estoppel/Detrimental Reliance. The claims in his Complaint arose out of his retirement in September 2007. In terms of relief, Mr. Crabb sought "severance compensation" in the amount of $156,000, treble damages, interest, and attorneys’ fees. This lawsuit was resolved as part of a voluntary settlement prior to the scheduled four day jury trial beginning on December 12, 2011. The parties executed a settlement agreement and general release on January 20, 2012 for $127,000.  On January 25, 2012, the Court entered the parties’ joint Stipulation of Dismissal.

Stephen L. Sadle v. Telkonet, Inc

On April 15, 2011, a former executive, Stephen L. Sadle, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint in the Circuit Court for Montgomery County, MD alleging (1) Breach of Contract, (2) Promissory Estoppel/Detrimental Reliance and (3) violation of Maryland's Wage Payment and Collection Act. The three claims in his Complaint each arise out of his retirement in 2007. On May 27, 2011, the defendants filed a motion to dismiss Mr. Sadle's claims. On August 10, 2011, the court granted in full the Defendants' motion to dismiss.

Specifically, the Court dismissed, with prejudice, Plaintiff's claim under the Maryland Wage Payment and Collection Act. However, as part of its Order, the Court permitted Plaintiff to amend his Complaint as to his Breach of Contract (Count II) and Promissory Estoppel/Detrimental Reliance (Count III) claims only within 30 days. On September 14, 2011, Mr. Sadle filed his First Amended Complaint. On September 30, 2011, Telkonet filed its Answer and Counterclaims for Negligence (based on a fiduciary duty) and Recoupment. Mr. Sadle has not yet filed an Answer to Telkonet’s counterclaims. The parties have exchanged written discovery and scheduled preliminary depositions. A hearing on the pending cross-motions for summary judgment was held on March 21, 2012.

In terms of relief, Mr. Sadle is seeking "severance compensation" in the amount of $195,000, treble damages, interest, and attorneys’ fees. Treble damages and attorneys’ fees are only available under the Maryland Wage Payment and Collection Act, however, and therefore should no longer be available to Mr. Sadle in light of the dismissal of that particular claim. Mr. Sadle's Complaint provides no specific accounting for the relief sought. The trial in this case is set for May 14, 2012.

Item 1A.  Risk Factors.

There have been no material changes to risk factors previously disclosed in our most recently filed Annual Report in response to Item 1A of Form 10-K.

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

Telkonet, Inc. Registrant

Date: April 23, 2012	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: April 23, 2012	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Controller and Acting Chief Financial Officer (principal financial officer)