Form 10-Q/A
period 2011-06-30
TELKONET INC
filed 2012-04-24
CIK 1094084

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

TELKONET, INC.
FORM 10-Q/A for the Quarter Ended June 30, 2011

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A for the six months ended June 30, 2011 amends and restates the unaudited condensed consolidated balance sheet of Telkonet, Inc. (the “Company”) as of June 30, 2011, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, the unaudited condensed consolidated statement of stockholders’ equity for the year ended December 31, 2010, the unaudited condensed consolidated statement of stockholders’ equity for the period from January 1, 2011 through June 30, 2011 and the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2011 and 2010.  The comparative condensed consolidated balance sheet as of December 31, 2010 has also been restated.

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

As is detailed in Note B of the notes to condensed consolidated financial statements in this Form 10-Q/A, the above referenced restatements are the result of corrections that management has determined are necessary as of December 31, 2010 and 2009 and for all periods previously reported for each of the three and six month periods ended June 30, 2011 for the following items:

•	The Company had understated accrued sales tax, penalties, interest and related expenses.

•	Incorrect application of Accounting Standards Codification (ASC) 450, Accounting for Contingencies, resulted in an understatement of accrued warranty and related expenses.

•	Incorrect application of ASC 840, Accounting for Leases, resulted in an understatement of deferred lease liability and related rent expense.

•	Errors related to improper recording of depreciation expense and related understatement of, accumulated depreciation.

•	Errors related to improper recording of various accrued liabilities and expenses, as well as other current liabilities, resulting in a net understatement of such liabilities and related expenses.

•	Additionally, certain reclassifications have been made to previously reported unaudited condensed consolidated financial statements.

This Form 10-Q/A should be read in conjunction with our Form 10Q/A’s for the periods ending March 31, 2011 and September 30, 2011 and our filings made with the SEC subsequent to the filing of the original Form 10-Q. The following items have been amended (and conforming changes have been made where indicated as restated) as a result of the restatement:

Part I – Item 1 – Financial Statements

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The restated consolidated financial statements as of December 31, 2010 and for the year ended December 31, 2010 will be included in our 2011 Form 10-K for the year ended December 31, 2011.  The restatements of the other quarterly and year-to-date periods for 2010 and 2011 have been or will be included in our Form 10-Q/A’s for the quarters ended March 31, 2011 and September 30, 2011.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2011 (As Restated)	December 31, 2010 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$882,484	$136,030
Accounts receivable, net	1,245,055	799,185
Inventories	595,968	599,402
Prepaid expenses	231,237	163,327
Total current assets	2,954,744	1,697,944

Property and equipment, net	29,343	43,329

Other assets:
Deferred financing costs, net	-	56,732
Goodwill	11,670,446	11,670,446
Intangible assets, net	1,862,817	1,983,657
Deposits	34,238	34,238
Total other assets	13,567,501	13,745,073

Total Assets	$16,551,588	$15,486,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,871,198	$2,402,950
Accrued liabilities and expenses	1,953,816	1,890,951
Note payable – current	85,768	47,536
Note payable – related party	-	25,114
Convertible debentures, net of debt discounts of $134,625	-	1,471,398
Derivative liability – current	-	619,698
Other current liabilities	70,065	151,035
Total current liabilities	3,980,847	6,608,682

Long-term liabilities:
Derivative liability – long term	-	1,282,077
Deferred lease liability	98,218	82,802
Note payable – long term	928,322	252,464
Total long-term liabilities	1,026,540	1,617,343

Redeemable preferred stock:
Redeemable preferred stock, 15,000,000 shares authorized; par value $.001 per share;
Series A, 215 shares issued and outstanding at June 30, 2011 and December 31, 2010.	968,701	890,475
Series B, 538 shares issued and 533 shares outstanding at June 30, 2011, 267 shares issued and outstanding at December 31, 2010	1,363,222	653,371
Total redeemable preferred stock	2,331,923	1,543,846

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, par value $.001 per share; 190,000,000 shares authorized; 102,037,171 and 101,258,725 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	102,039	101,261
Additional paid-in-capital	124,449,103	122,057,171
Accumulated deficit	(115,338,864)	(116,441,957)
Total stockholders’ equity	9,212,278	5,716,475

Total Liabilities and Stockholders’ Equity	$16,551,588	$15,486,346

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011 (As Restated)	2010 (As Restated)	2011 (As Restated)	2010 (As Restated)
Revenues, net:
Product	$1,776,888	$1,970,286	$3,127,960	$3,536,737
Recurring	1,151,048	1,122,371	2,282,675	2,073,029
Total Revenue	2,927,936	3,092,657	5,410,635	5,609,766

Cost of Sales:
Product	1,017,894	938,305	1,726,164	1,789,482
Recurring	291,247	321,190	555,116	620,301
Total Cost of Sales	1,309,141	1,259,495	2,281,280	2,409,783

Gross Profit	1,618,795	1,833,162	3,129,355	3,199,983

Operating Expenses:
Research and development	182,625	293,579	391,234	588,196
Selling, general and administrative	1,166,812	1,416,947	2,294,645	3,108,674
Depreciation and amortization	68,818	95,207	130,346	193,034
Total Operating Expenses	1,418,255	1,805,733	2,816,225	3,889,904

Income (Loss) from Operations	200,540	27,429	313,130	(689,921)

Other Income (Expenses):
Interest expense, net	(23,740)	(165,265)	(213,974)	(341,921)
Gain on derivative liability	-	541,326	172,476	696,793
Gain on sale of product line	-	-	829,296	-
Gain (loss) on disposal of property and equipment	-	(100,744)	2,165	(100,744)
Total Other Income (Expense)	(23,740)	275,317	789,963	254,128

Income (Loss) Before Provision for Income Taxes	176,800	302,746	1,103,093	(435,793)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	176,800	302,746	1,103,093	(435,793)

Accretion of preferred dividends and discount	(170,800)	(39,347)	(313,867)	(78,460)
Net income (loss) attributable to common stockholders	$6,000	$263,399	$789,226	$(514,253)

Net income per common share:
Income per common share– basic	$0.00	$0.00	$0.01	$0.00
Income per common share - diluted	$0.00	$0.00	$0.01	$0.00

Weighted Average Common Shares Outstanding – basic	102,878,097	96,916,357	101,556,654	96,714,804
Weighted Average Common Shares Outstanding - diluted	104,404,580	97,140,595	103,083,137	96,714,804

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

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS FROM JANUARY 1, 2011 THROUGH JUNE 30, 2011

	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2011, as restated	101,258,725	$101,261	$122,057,171	$(116,441,957)	$5,716,475

Shares issued to directors and management at approximately $0.135 per share	409,056	409	55,091	-	55,500

Shares issued to directors for consulting fees at approximately $0.15 per share (1)	177,083	177	24,823	-	25,000

Shares issued on conversion of preferred stock at approximately $0.18 per share	192,307	192	24,808	-	25,000

Stock-based compensation expense related to employee stock options	-	-	15,988	-	15,988

Warrants issued with redeemable convertible preferred stock	-	-	427,895	-	427,895

Beneficial conversion feature of redeemable convertible preferred stock	-	-	427,895	-	427,895

Retirement of derivative liability related to warrant obligation	-	-	1,729,299	-	1,729,299

Accretion of redeemable preferred stock discount	-	-	(193,797)	-	(193,797)

Accretion of redeemable preferred stock dividend	-	-	(120,070)	-	(120,070)

Net income, as restated				1,103,093	1,103,093

Balance at June 30, 2011, as restated	102,037,171	$102,039	$124,449,103	$(115,338,864)	$9,212,278

See accompanying notes to the condensed consolidated financial statements

(1) Represents consulting fees earned by Mr. Davis in 2009, but the shares were not issued until after the election to Board of Directors

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2011 (As Restated)	2010 (As Restated)
Cash Flows from Operating Activities:
Net income (loss)	$1,103,093	$(435,793)

Adjustments to reconcile net income (loss) from operations to cash (used in) provided by operating activities:
Amortization of debt discounts and financing costs	191,357	254,120
Gain on sale of product line	(829,296)	-
Gain on derivative liability	(172,476)	(696,793)
(Gain) loss on disposal of property and equipment	(2,165)	100,744
Stock based compensation expense	96,488	88,181
Depreciation	9,506	72,194
Amortization	120,840	120,840
Provision for doubtful accounts	(56,620)	31,879

Increase / decrease in:
Accounts receivable, trade and other	(389,250)	(762,451)
Inventories	(117,270)	219,051
Prepaid expenses	(67,910)	(187,713)
Other current liabilities	(80,970)	42,212
Accounts payable, accrued liabilities & expenses, net	(468,887)	1,019,019
Deferred lease liability	15,416	21,494
Net Cash Used In Operating Activities	(648,144)	(113,016)

Cash Flows From Investing Activities:
Proceeds on disposal of property and equipment	6,645	-
Proceeds from sale of product line	1,000,000	-
Net Cash Provided by Investing Activities	1,006,645	-

Cash Flows From Financing Activities:
Repayment on line of credit	-	(288,417)
Proceeds from issuance of note payable	700,000	-
Payments on note payable	(35,910)	-
Payments on note payable – related party	(25,114)	-
Proceeds from issuance of redeemable preferred stock	1,355,000	-
Repayment of convertible debentures	(1,606,023)	-
Net Cash Provided By (Used In) Financing Activities	387,953	(288,417)

Net increase (decrease) in cash and cash equivalents	746,454	(401,433)
Cash and cash equivalents at the beginning of the period	136,030	503,870
Cash and cash equivalents at the end of the period	$882,484	$102,437

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
	2011 (As Restated)	2010 (As Restated)
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest expense	$177,639	$177,564
Non-cash transactions:
Issuance of common stock as consideration for accounts payable	$-	$62,957
Issuance of note payable in conjunction with warrant cancellation	50,000	-
Beneficial conversion feature of redeemable convertible preferred stock	427,895	-
Value of warrants issued with redeemable convertible preferred stock	427,895	-
Accretion of discount on redeemable preferred stock	193,797	35,802
Accretion of dividend on redeemable preferred stock	120,070	42,658
Retirement of derivative liability related to warrant obligation	1,729,299	-
Conversion of preferred stock to common stock	25,000	-

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the restated results from operations for the three and six month periods ended June 30, 2011 and 2010, are not necessarily indicative of the results that may be expected for the year ending December 31.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 2011 10-K to be filed hereafter with the SEC.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported net income of $1,103,093 for the six month period ended June 30, 2011, accumulated deficit of $115,338,864 and total current liabilities in excess of current assets of $1,026,103 as of June 30, 2011. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments in accordance with Accounting Standards Codification (ASC) 820, which defines fair value for accounting purposes, established a framework for measuring fair value and expanded disclosure requirements regarding fair value measurements.  Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  We have categorized our financial assets and liabilities that are recurring, at fair value into a three-level hierarchy in accordance with these provisions.

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

Income per Common Share

The Company computes earnings per share under ASC 260-10, Earnings Per Share.  Basic net income per common share is computed by dividing net income by the weighted average number of outstanding shares of common stock.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted income per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable the exercise of the Company's outstanding stock options and warrants.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

Revenue Recognition

For revenue from product sales, we recognize revenue in accordance with ASC 605-10, and ASC Topic 13 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required.  The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. For revenue attributable to recurring services, the Company recognizes revenue at the start of the service month for monthly support revenues and defers revenue for annual support services over the term of the service period.

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

Stock-based compensation expense in connection with options granted to employees for the three and six months ended June 30, 2011 and 2010 was $7,994 and $15,988 and $46,780 and $88,181, respectively.

Deferred Lease Liability

Rent expense is recorded on a straight-line basis over the term of the lease. Rent escalations and rent abatement periods during the term of the lease create a deferred lease liability which represents the excess of cumulative rent expense recorded to date over the actual rent paid to date.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B – RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for the correction of errors in previously issued financial statements in accordance with the provisions of ASC Topic 250, Accounting Changes and Error Corrections. In accordance with the disclosure provisions of ASC 250, when financial statements are restated to correct an error, an entity is required to disclose that its previously issued financial statements have been restated along with a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on the accumulated deficit in the respective balance sheets as of the beginning of the earliest period presented.

Of the details to follow, the most significant adjustment was related to the Company’s failure to assess, collect and remit sales tax in accordance with state and local sales and use tax regulations.

Throughout this Form 10-Q/A, all amounts presented from prior periods and prior period comparisons that have been corrected are labeled “As Restated” and reflect the balances and amounts on a restated basis. The specific line-item effect of the restatement on the Company’s previously issued condensed consolidated financial statements as of June 30, 2011 and 2010 and the Company’s previously issued consolidated financial statements as of December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 as filed on Form 10-Q on August 8, 2011 are as follows:

The following is a summary of the restatements for the periods ended June 30:

	2011
	For the Three Months Ended (Unaudited)	For the Six Months Ended (Unaudited)

Increase in sales tax, related penalties and interest	$(43,118)	$(79,679)

Incorrect application of ASC 840, Accounting for Leases, resulted in an overstatement of deferred lease liability	89,312	82,802

Decrease in depreciation expense related to recording depreciation expense in improper periods	17,417	34,834

Increase in expense related to improper recording of various accrued liabilities	-	(30,531)

Total increase in net income for the stated period	$63,611	$7,426

	2010
	For the Three Months Ended (Unaudited)	For the Six Months Ended (Unaudited)

Increase in sales tax, related penalties and interest	$(47,312)	$(85,820)

Incorrect application of ASC 840, Accounting for Leases, resulted in an understatement of deferred lease liability	(10,747)	(21,494)

Increase in depreciation expense related to recording depreciation expense in improper periods	(17,417)	(34,834)

Increase in expense related to improper recording of various accrued liabilities	(105,344)	(105,344)

Total decrease in net income and increase in net loss, respectively for the stated period	$(180,820)	$(247,492)

The net income (loss) per common share effect of each individual correction has not been reported individually due to the fact that there was no effect on the per share amounts.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

	Effect on Condensed Consolidated Balance Sheets as of
	June 30, 2011 (Unaudited)			December 31, 2010
	As Previously Reported	As Restated	Effect of Correction	As Previously Reported	As Restated	Effect of Correction
Assets:
Current assets:
Prepaid expenses	$265,475	$231,237	$(34,238)	$197,565	$163,327	$(34,238)
Total current assets	2,988,982	2,954,744	(34,238)	1,732,182	1,697,944	(34,238)

Property and equipment, net	64,177	29,343	(34,834)	112,997	43,329	(69,668)

Other assets:
Deposits	-	34,238	34,238	-	34,238	34,238
Total other assets	13,533,263	13,567,501	34,238	13,710,835	13,745,073	34,238
Total assets	16,586,422	16,551,588	(34,834)	15,556,014	15,486,346	(69,668)

Current liabilities:
Accrued liabilities and expenses	1,110,529	1,953,816	843,287	1,157,873	1,890,951	733,078
Other current liabilities	89,063	70,065	(18,998)	170,033	151,035	(18,998)
Total current liabilities	3,156,558	3,980,847	824,289	5,894,602	6,608,682	714,080

Long-term liabilities:
Deferred lease liability	98,218	98,218	-	-	82,802	82,802
Total long-term liabilities	1,026,540	1,026,540	-	1,534,541	1,617,343	82,802

Stockholders' equity:
Additional paid-in-capital	124,387,048	124,449,103	62,055	121,995,117	122,057,171	62,054
Accumulated deficit	(114,417,686)	(115,338,864)	(921,178)	(115,513,353)	(116,441,951)	(928,604)
Total stockholders’ equity	$10,071,401	$9,212,278	$(859,123)	$6,583,025	$5,716,475	$(866,550)

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

	Effect on Condensed Consolidated Statements of Operations
	Three Months ended June 30, 2011 (Unaudited)			Three Months ended June 30, 2010 (Unaudited)
	As Previously Reported	As Restated	Effect of Correction	As Previously Reported	As Restated	Effect of Correction

Revenues, net
Recurring	$1,151,048	$1,151,048	$-	$1,213,115	$1,122,371	$(90,744)
Total Revenue	2,927,936	2,927,936	-	3,183,401	3,092,657	(90,744)

Cost of Sales
Product	1,017,894	1,017,894	-	1,012,124	938,305	(73,819)
Recurring	291,247	291,247	-	326,062	321,190	(4,872)
Total Cost of Sales	1,309,141	1,309,141	-	1,338,186	1,259,495	(78,691)

Gross Profit	1,618,795	1,618,795	-	1,845,215	1,833,162	(12,053)

Operating Expenses
Research and development	184,207	182,625	(1,582)	264,049	293,579	29,530
Selling, general and administrative	1,224,178	1,166,812	(57,366)	1,304,845	1,416,947	112,102
Depreciation and amortization	86,235	68,818	(17,417)	77,790	95,207	17,417
Total Operating Expenses	1,494,620	1,418,255	(76,365)	1,646,684	1,805,733	159,049

Income (Loss) from Operations	124,175	200,540	76,365	198,531	27,429	(171,102)

Other Income (Expenses)
Interest expense, net	(10,986)	(23,740)	(12,754)	(155,547)	(165,265)	(9,718)
Total Other Income (Expense)	(10,986)	(23,740)	(12,754)	285,035	275,317	(9,718)

Income (Loss) Before Provision for Income Taxes	113,189	176,800	63,611	483,566	302,746	(180,820)

Net Income (Loss)	113,189	176,800	63,611	483,566	302,746	(180,820)
Net income (loss) attributable to common stockholders	$(57,611)	$6,000	$63,611	$444,219	$263,399	$(180,820)

Net income per common share:
Net income per common share – basic	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Net income per common share – diluted	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Weighted Average Common Shares Outstanding – basic	102,878,097	102,878,097	-	96,916,357	96,916,357	-
Weighted Average Common Shares Outstanding – diluted	104,404,580	104,404,580	-	97,140,595	97,140,595	-

The weighted average per share effect of these changes has not been reported individually due to the fact that there is no effect on the per share amounts.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

	Effect on Condensed Consolidated Statements of Operations
	Six Months ended June 30, 2011 (Unaudited)			Six Months ended June 30, 2010 (Unaudited)
	As Previously Reported	As Restated	Effect of Correction	As Previously Reported	As Restated	Effect of Correction

Revenues, net
Recurring	$2,282,675	$2,282,675	$-	$2,230,704	$2,073,029	$(157,675)
Total Revenue	5,410,635	5,410,635	-	5,767,441	5,609,766	(157,675)

Cost of Sales
Product	1,726,164	1,726,164	-	1,911,907	1,789,482	(122,425)
Recurring	555,116	555,116	-	631,907	620,301	(11,606)
Total Cost of Sales	2,281,280	2,281,280	-	2,543,814	2,409,783	(134,031)

Gross Profit	3,129,355	3,129,355		3,223,627	3,199,983	(23,644)

Operating Expenses
Research and development	371,318	391,234	19,916	529,900	588,196	58,296
Selling, general and administrative	2,310,722	2,294,645	(16,077)	2,995,584	3,108,674	113,090
Depreciation and amortization	165,180	130,346	(34,834)	158,200	193,034	34,834
Total Operating Expenses	2,847,220	2,816,225	(30,995)	3,683,684	3,889,904	206,220

Income (Loss) from Operations	282,135	313,130	30,995	(460,057)	(689,921)	(229,864)

Other Income (Expenses)
Interest expense, net	(190,406)	(213,974)	(23,568)	(324,293)	(341,921)	(17,628)
Gain on derivative liability	172,477	172,476	(1)	-	-	-
Total Other Income (Expense)	813,532	789,963	(23,569)	271,756	254,128	(17,628)

Income (Loss) Before Provision for Income Taxes	1,095,667	1,103,093	7,426	(188,301)	(435,793)	(247,492)

Net Income (Loss)	1,095,667	1,103,093	7,426	(188,301)	(435,793)	(247,492)
Net income (loss) attributable to common stockholders	$781,800	$789,226	$7,426	$(266,761)	$(514,253)	$(247,492)

Net income per common share:
Net income per common share – basic	$0.01	$0.01	$0.00	$0.00	$0.00	$0.00
Net income per common share – diluted	$0.01	$0.01	$0.00	$0.00	$0.00	$0.00
Weighted Average Common Shares Outstanding – basic	101,475,906	101,556,654	80,748	96,714,804	96,714,804	-
Weighted Average Common Shares Outstanding – diluted	103,002,389	103,083,137	80,748	96,714,804	96,714,804	-

The weighted average per share effect of these changes has not been reported individually due to the fact that there is no effect on the per share amounts.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

	Effect on Condensed Consolidated Statements of Cash Flows
	Six Months ended June 30, 2011 (Unaudited)			Six Months ended June 30, 2010 (Unaudited)
	As Previously Reported	As Restated	Effect of Correction	As Previously Reported	As Restated	Effect of Correction

Net income (loss)	$1,095,667	$1,103,093	$7,426	$(188,301)	$(435,793)	$(247,492)
Gain (loss) on derivative liability	(172,477)	(172,476)	1	(696,793)	(696,793)	-
Depreciation	44,340	9,506	(34,834)	37,360	72,194	34,834
Accounts payable, accrued expenses, net	(579,096)	(468,887)	110,209	827,855	1,019,019	191,164
Deferred lease liability	98,218	15,416	(82,802)	-	21,494	21,494

The financial statement restatement process included a comprehensive review and restatement of the condensed consolidated balance sheet as of January 1, 2010 to address all errors that arose in 2009 and prior periods. The net adjustments to stockholders’ equity, resulting from this process and related error corrections was to increase accumulated deficit in stockholders’ equity by $(521,459) from $(113,741,481) as reported to a restated amount of $(114,262,940). The corrections mainly consisted of sales and use tax expense and other accrued liabilities and expenses.

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

Total amortization expense charged to operations for each of the three and six months ended June 30, 2011 and 2010 was $60,420 and $120,840, respectively.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Estimated future amortization expense as of June 30, 2011 is as follows:

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

NOTE E – ACCOUNTS RECEIVABLE

Components of accounts receivable as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Accounts receivable	$1,370,055	$974,185
Allowance for doubtful accounts	(125,000)	(175,000)
Accounts receivable, net	$1,245,055	$799,185

NOTE F – INVENTORY

Inventories as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Inventory, gross	$735,968	$799,402
Reserve for obsolescence	(140,000)	(200,000)
Inventory, net	$595,968	$599,402

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

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and is due on March 31, 2014.   Note #1 may be prepaid in whole or in part, without penalty at any time, however scheduled payments are due on June 30, 2012 and June 30, 2013.  Payments shall be applied first to accrued but unpaid interest and then to principal.  Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Provided these provisions are met, the Company could potentially retire Note #1 prior to its expiration date.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid

Promissory Note #2

From the sale of its Series 5 PLC product line assets, the Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the third party with an unsecured one-year promissory note (“Note #2”) for $50,000.  The outstanding principal balance bears interest at the annual rate of five and one-quarter 5.25% and is due on March 4, 2012. The monthly payment of principal and interest is $4,385.  However Note #2 is due immediately if the Company (a) receives three million ($3,000,000) dollars in aggregate in new debt or equity financing, (b) attains one million ($1,000,000) dollars in EBITDA, as defined, for any reporting quarter or (c) becomes insolvent.  The Note may be prepaid in whole or in part, without penalty at any time.  Payments shall be applied first to accrued but unpaid interest and then to principal.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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

On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share.  The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares.  Since the Series A may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as redeemable preferred stock on the balance sheets at June 30, 2011 and December 31, 2010.

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

The charge to additional paid in capital for amortization of Series A discount and costs for the three and six months ended June 30, 2011 was $17,901 and $35,802,  respectively.

For the three and six months ended June 30, 2011 we have accrued dividends in the amount of $21,212 and $42,424, respectively, and cumulative accrued dividends of $138,356. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends have been added to the carrying value of the Series A shares.

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

On April 8, 2011, the Company sold 271 additional shares of Series B with attached warrants to purchase an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,355,000 from the sale of the Series B shares.  Since the Series B shares may ultimately be redeemable at the option of the holder, the carrying value of the Series B shares, net of discount and accumulated dividends, has been classified as redeemable preferred stock on the balance sheets.

In accordance with ASC 470 Topic “Debt”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $427,895 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $427,895 to the Series B shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 129%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of approximately3.5 years, and (5) estimated fair value of Telkonet common stock of $0.12 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $855,790, have been recorded as a discount and deducted from the face value of the Series B shares. The discount is being amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

The charge to additional paid in capital for amortization of Series B discount and costs for the three and six months ended June 30, 2011 was $118,559 and $157,995, respectively.

For the three and six months ended June 30, 2011, we have accrued dividends for Series B in the amount of $51,298 and $77,646, respectively, and cumulative accrued dividends of $120,683. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

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

During the three and six months ended June 30, 2011, five shares of Series B redeemable preferred stock were converted to 192,307 shares of common stock.

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

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	1,783,800	2.17	$1.04	1,600,858	$1.04
$2.00 - 2.99	145,000	3.82	2.47	126,665	2.46
$3.00 - 3.99	40,000	4.71	3.09	40,000	3.09
$4.00 - 4.99	35,000	4.24	4.27	35,000	4.27
$5.00 - 5.99	30,000	3.89	5.43	30,000	5.43
	2,033,800	2.40	$1.31	1,832,523	$1.31

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

Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 was $7,994 and $41,401, and $15,988 and $88,181, respectively.

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

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	10,346,168	4.46	$0.13	10,346,168	$0.13
0.33	1,705,539	3.26	0.33	1,705,539	0.33
0.60	800,000	1.85	0.60	800,000	0.60
1.00	500,000	.53	1.00	500,000	1.00
2.59	431,226	.12	2.59	431,226	2.59
3.01	1,149,109	2.52	3.01	1,149,109	3.01
4.17	359,712	1.06	4.17	359,712	4.17
	15,291,754	3.72	$.59	15,291,754	$.59

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010	12,158,941	$1.60
Issued	12,819,897	0.28
Exercised	-	-
Canceled or expired	(2,874,096)	3.29
Outstanding at December 31, 2010	22,104,742	$.51
Issued	5,336,816	.20
Exercised	-	-
Canceled or expired	(12,149,804)	.23
Outstanding at June 30, 2011	15,291,754	$.59

On April 8, 2011, the Company issued 271 shares of Series B Preferred Stock (“Series B”) with attached warrants to purchase 5,211,542 shares of the Company’s common stock at $0.13 per share.  The Company issued 125,274 warrants during the six months ended June 30, 2011. These warrants were issued pursuant to anti-dilution provisions in existing warrant agreements that were triggered by the completion of the Series B preferred stock private placement.

The Company did not issue any warrants during the three or six months ended June 30, 2010.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE K – RELATED PARTIES

In connection with the Series A Preferred Stock private placement transaction, on November 16, 2009, the Company entered into an Executive Officer Reimbursement Agreement with each of (i) Jason L. Tienor, the Company’s President and Chief Executive Officer, (ii) Richard J. Leimbach, the Company’s then Chief Financial Officer, and (iii) Jeffrey J. Sobieski, the Company’s Chief Operating Officer (collectively, the “Executive Officers”), pursuant to which the Executive Officers agreed to convert a portion of outstanding indebtedness of the Company owed to such Executive Officers into Series A shares and warrants pursuant to the Securities Purchase Agreement.  Mr. Tienor converted $20,000 of outstanding indebtedness into four Series A convertible preferred stock (convertible into 55,096 shares of common stock) and warrants to purchase 30,304 shares of Common Stock. Mr. Leimbach converted $10,000 of outstanding indebtedness into two Series A convertible preferred stock (convertible into 27,548 shares of common stock) and warrants to purchase 15,152 shares of Common Stock. Mr. Sobieski converted $20,000 of outstanding indebtedness into four Series A convertible preferred stock (convertible into 55,096 shares of common stock) and warrants to purchase 30,304 shares of Common Stock.

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

Rental expenses charged to operations for the three and six months ended June 30, 2011 and 2010 are $152, 843 and $153,197 and $322,835 and $346,610, respectively.

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

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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

Sales Tax – As Restated

The Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure.  Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalties, of approximately $921,000 including and prior to the period ended June 30, 2011. The Company has approximately $921,000 accrued as of June 30, 2011.  The Company intends to manage the liability by (1) confirming if customer’s self-assessed and remitted tax to the applicable state(s) absent from our transactions (2) confirming if customers were subjected to a state audit and if so did it result in the customer paying tax absent from our transaction (3) invoicing customers for the back taxes and (4) establishing voluntary disclosure agreements with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is audited, there exists possible exposure up to an additional $620,000, not including applicable interest and penalty.

NOTE M – BUSINESS CONCENTRATION

For the period ended June 30, 2011, the Company did not have a customer with revenue greater to 10% of total revenues. Revenue from one (1) major customer approximated $658,109 or 11% of total revenues for the six months ended June 30, 2010.  Total accounts receivable of $532,190 or 29% of total accounts receivable, was due from this customer as of June 30, 2010.

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

The following table sets forth the Company’s short and long-term investments as of December 31, 2010 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$1,901,775	$1,901,775
Total	$-	$-	$1,901,775	$1,901,775

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the six months ended June 30, 2011.

2011
Balance at beginning of year	$1,901,775
Repayment of debt, cancellation of warrants and related derivative liability	(1,158,730)
Change in fair value of derivative liability	(172,476)
Retirement of derivative liability related to warrant obligation	(570,569)

Balance at end of period	$-

NOTE O – SUBSEQUENT EVENTS

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying restated condensed consolidated financial statements and related notes thereto for the quarter ended June 30, 2011, as well as the Company’s restated condensed consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations, which will be included in the Company’s 2011 Form 10-K.  The discussion and analysis has been updated to reflect the results of the restatement described in the explanatory note to this report.

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

Forward Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements.  Accordingly, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for 2011 and future periods.  These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable.  However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.  Factors that could cause or contribute to such differences include those risks affecting the Company’s business as described in the Company’s filings with the SEC, including the current reports on Form 8-K , which factors are incorporated herein by reference.  The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

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

Revenue Recognition

For revenue from product sales, we recognize revenue in accordance with ASC 605-10, and ASC Topic 13 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required.  The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. For revenue attributable to recurring services, the Company recognizes revenue at the start of the service month for monthly support revenues and defers revenue for annual support services over the term of the service period.

We provide call center support services to properties installed by us and also to properties installed by other providers. In addition, we provide the property with the portal to access the Internet. We receive monthly service fees from such properties for our services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from contracts and standalone sales.  We report such revenues as recurring revenue.

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

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	June 30, 2011		June 30, 2010 (As Restated)		Variance (As Restated)

Product	$1,776,888	61%	$1,970,286	64%	$(193,398)	-10%
Recurring	1,151,048	39%	1,122,371	36%	28,677	3%
Total	$2,927,936	100%	$3,092,657	100%	$(164,721)	-5%

	Six Months Ended
	June 30, 2011		June 30, 2010 (As Restated)		Variance (As Restated)

Product	$3,127,960	58%	$3,536,737	63%	$(408,777)	-12%
Recurring	2,282,675	42%	2,073,029	37%	209,646	10%
Total	$5,410,635	100%	$5,609,766	100%	$(199,131)	-4%

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

Recurring Revenue
The recurring revenue consists primarily of HSIA support services and advertising revenue.  The Company recognizes revenue over the term of the service period.  Advertising revenue is based on impression-based statistics for a given period from customer site visits to the Company’s under the terms of advertising agreements entered into with third-parties.   A component of our recurring revenue is derived from fees, less pay back costs, associated with approximately 1% of our hospitality customers who do not internally manage guest-related, internet transactions. Beginning in the three month period ended March 31, 2011, pay back costs were booked directly against recurring revenue as opposed to cost of sales.  For comparative purposes we have adjusted the three and six month periods ended June 30, 2010.

Recurring revenue includes approximately 2,314 hotels in our broadband network portfolio.  We currently support over 215,000 HSIA rooms, with over 3.9 million monthly users.  For the three and six months ended June 30, 2011, recurring revenue increased  by 3% and 10% respectively when compared to the same periods of the prior year.  The year to date increase in recurring revenue was primarily attributed to a new advertising program started in the first quarter of 2011.

Cost of Sales

	Three Months Ended
	June 30, 2011		June 30, 2010 (As Restated)		Variance (As Restated)

Product	$1,017,894	57%	$938,305	48%	$79,589	8%
Recurring	291,247	25%	321,190	29%	(29,943)	-9%
Total	$1,309,141	45%	$1,259,495	41%	$49,646	4%

	Six Months Ended
	June 30, 2011		June 30, 2010 (As Restated)		Variance (As Restated)

Product	$1,726,164	55%	$1,789,482	51%	$(63,318)	-4%
Recurring	555,116	24%	620,301	30%	(65,185)	-11%
Total	$2,281,280	42%	$2,409,783	43%	$(128,503)	-5%

Product Costs
Product costs include equipment and installation labor related to the sale of Telkonet SmartEnergy™ products, Telkonet Series 5™ products and the Telkonet iWire System™.  For the three months ended June 30, 2011, product costs increased by 8% when compared to the prior year period, as a result of increased distribution costs.   Product costs for the six months ended June 30, 2011, decreased by 4% when compared to the prior year period, a direct correlation to the decrease in product revenues.

Recurring Costs
For the three and six months ended June 30, 2011, recurring costs decreased by 9% and 11% respectively when compared to the prior year periods, due to increased efficiencies in providing support services to our EthoStream Hospitality Network.  As we continue to add new HSIA customers to our portfolio, we may need to hire additional support center staff which may affect our recurring product costs and margins.

Gross Profit

	Three Months Ended
	June 30, 2011		June 30, 2010 (As Restated)		Variance (As Restated)

Product	$758,994	43%	$1,031,981	52%	$(272,987)	-26%
Recurring	859,801	75%	801,181	71%	58,620	7%
Total	$1,618,795	55%	$1,833,162	59%	$(214,367)	-12%

	Six Months Ended
	June 30, 2011		June 30, 2010 (As Restated)		Variance (As Restated)

Product	$1,401,796	45%	$1,747,255	49%	$(345,459)	-20%
Recurring	1,727,559	76%	1,452,728	70%	274,831	19%
Total	$3,129,355	58%	$3,199,983	57%	$(70,628)	-2%

Product Gross Profit
The gross profit on product revenue for the three and six months ended June 30, 2011 decreased by 26% and 20% , respectively, compared to the prior year periods as a result of decreased product sales and installations on energy management and HSIA sales.

Recurring Gross Profit
Our gross profit percentage associated with recurring revenue increased by 7% and 19% for the three and six months ended June 30, 2011,  respectively.  The increase was due to the growth in advertising revenue which yields greater margins.

Operating Expenses

	Three Months Ended
	June 30, 2011 (As Restated)	June 30, 2010 (As Restated)	Variance (As Restated)

Total	$1,418,255	$1,805,733	$(387,478)	-21%

	Six Months Ended
	June 30, 2011 (As Restated)	June 30, 2010 (As Restated)	Variance (As Restated)

Total	$2,816,225	$3,889,904	$(1,073,679)	-28%

During the three and six months ended June 30, 2011, operating expenses decreased by 21% and 28% , respectively, when compared to the prior year periods.  These decreases are primarily the result of cost reduction efforts in areas of staffing, professional fees, financing fees and debt forgiveness plans.  We do not anticipate any significant changes to operating expenses for the remainder of 2011, except as necessary to meet future growth opportunities.

Research and Development

	Three Months Ended
	June 30, 2011 (As Restated)	June 30, 2010 (As Restated)	Variance (As Restated)

Total	$182,625	$293,579	$(110,954)	-38%

	Six Months Ended
	June 30, 2011 (As Restated)	June 30, 2010 (As Restated)	Variance (As Restated)

Total	$391,234	$588,196	$(196,962)	-33%

Our research and development costs related to both present and future products are expensed in the period incurred.  Current research and development costs are associated with product development and integration. The Company anticipates a continued decrease in research and development costs in the remainder of 2011 compared to 2010.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30, 2011 (As Restated)	June 30, 2010 (As Restated)	Variance (As Restated)

Total	$1,166,812	$1,416,947	$(250,135)	-18%

	Six Months Ended
	June 30, 2011 (As Restated)	June 30, 2010 (As Restated)	Variance (As Restated)

Total	$2,294,645	$3,108,674	$(814,029)	-26%

During the three and six months ended June 30, 2011, selling, general and administrative expenses decreased over the comparable prior year periods by approximately 18% and 26% , respectively.  These decreases are primarily the result of cost reduction efforts in areas of staffing, professional fees, financing fees and debt forgiveness plans. We do not expect to see a significant increase in selling, general and administrative expenses for the remainder of 2011, except as necessary to meet future growth opportunities.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital deficit decreased by $3,884,635 during the six months ended June 30, 2011 from a working capital deficit (current liabilities in excess of current assets) of $4,910,738 at December 31, 2010 to a working capital deficit of $1,026,103 at June 30, 2011. The decrease in working capital deficit for the six months ended June 30, 2011 is due to the retirement of a convertible debenture, the associated derivative liability and the retirement of two related party notes.

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

Cash flow analysis

Cash used in continuing operations was $648,144 and $113,016 during the periods ending June 30, 2011 and 2010, respectively. As of June 30, 2011, our primary capital needs included business strategy execution, inventory procurement and managing current liabilities.

We generated cash from investing activities of $1,006,645 and $0 during the periods ended June 30, 2011 and 2010, respectively.  During the period ended March 31, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets for $1,000,000 in cash.

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

Our prior independent registered public accountants stated in their report dated March 29, 2011 for the year ended December 31, 2010 that we have incurred operating losses in the past years , and that we are dependent upon management’s ability to develop profitable operations and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. This may also affect our ability to obtain financing in the future.

Off-Balance sheet Arrangements

The Company has no other off-balance sheet arrangements other than its facility leases.

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

Item 4.  Controls and Procedures.

Due to the lack of a segregation of duties and the failure to implement accounting controls, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures, as well as our controls over financial reporting, were ineffective as of the end of the period covered by this report.  During the six months ended June 30, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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