Form 10-Q/A
period 2011-09-30
TELKONET INC
filed 2012-04-24
CIK 1094084

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

TELKONET, INC.
FORM 10-Q/A for the Quarter Ended September 30, 2011

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A for the nine months ended September 30, 2011, amends and restates the unaudited condensed consolidated balance sheet of Telkonet, Inc. (the “Company”) as of September 30, 2011, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, the unaudited condensed  consolidated statement of stockholders’ equity for the year ended December 31, 2010, the unaudited condensed consolidated statement of stockholders’ equity for the period from January 1, 2011 through September 30, 2011 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2011 and 2010.  The comparative condensed consolidated balance sheet as of December 31, 2010 has also been restated.

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

As is detailed in Note B of the notes to condensed consolidated financial statements in this Quarterly Report, the above referenced restatements are the result of corrections that management has determined are necessary as of December 31, 2010 and 2009 and for all periods previously reported for each of the three and nine month periods ended September 30, 2011 for the following items:

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

This Form 10-Q/A should be read in conjunction with our Form 10Q/As for the periods ending March 31, 2011 and June 30, 2011 and our filings made with the SEC subsequent to the filing of the original Form 10-Q. The following items have been amended (and conforming changes have been made where indicated as restated) as a result of the restatement:

Part I – Item 1 – Financial Statements

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The restated consolidated financial statements as of December 31, 2010 and for the year ended December 31, 2010 will be included in our 2011 Form 10-K for the year ended December 31, 2011.  The restatements of the other quarterly and year-to-date periods for 2010 and 2011 have been included in our Form 10-Q/A’s for the quarters ended March 31, 2011 and June 30, 2011.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TELKONET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2011 (As Restated)	December 31, 2010 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,172,010	$136,030
Restricted cash on deposit	91,000	-
Accounts receivable, net	804,546	799,185
Inventories	719,821	599,402
Prepaid expenses	137,997	163,327
Total current assets	2,925,374	1,697,944

Property and equipment, net	17,300	43,329

Other assets:
Deferred financing costs, net	-	56,732
Goodwill	11,670,446	11,670,446
Intangible assets, net	1,802,397	1,983,657
Deposits	34,238	34,238
Total other assets	13,507,081	13,745,073

Total Assets	$16,449,755	$15,486,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,605,889	$2,402,950
Accrued liabilities and expenses	2,095,692	1,890,951
Notes payable – current	73,592	47,536
Notes payable– related party	-	25,114
Convertible debentures, net of debt discounts of $134,625	-	1,471,398
Derivative liability – current	-	619,698
Other current liabilities	59,865	151,035
Total current liabilities	3,835,038	6,608,682

Long-term liabilities:
Derivative liability – long term	-	1,282,077
Deferred lease liability	108,862	82,802
Notes payable – long term	916,165	252,464
Total long-term liabilities	1,025,027	1,617,343

Redeemable preferred stock:
Redeemable preferred stock, 15,000,000 shares authorized; par value $.001 per share;
Series A, 215 shares issued, 185 and 215 shares outstanding at September 30, 2011 and December 31, 2010, respectively	856,434	890,475
Series B, 538 shares issued, 493 outstanding at September 30, 2011, 267 shares issued and outstanding at December 31, 2010	1,319,813	653,371
Total redeemable preferred stock	2,176,247	1,543,846

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, par value $.001 per share; 190,000,000 shares authorized; 104,164,253 and 101,258,725 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	104,166	101,261
Additional paid-in-capital	124,638,806	122,057,171
Accumulated deficit	(115,329,529)	(116,441,957)
Total stockholders’ equity	9,413,443	5,716,475

Total Liabilities and Stockholders’ Equity	$16,449,755	$15,486,346

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011 (As Restated)	2010 (As Restated)	2011 (As Restated)	2010 (As Restated)
Revenues, net:
Product	$1,632,160	$1,817,391	$4,760,120	$5,354,128
Recurring	1,162,559	1,194,856	3,445,234	3,267,885
Total Revenue	2,794,719	3,012,247	8,205,354	8,622,013

Cost of Sales:
Product	1,002,816	1,129,017	2,728,980	2,918,499
Recurring	294,846	340,369	849,962	960,670
Total Cost of Sales	1,297,662	1,469,386	3,578,942	3,879,169

Gross Profit	1,497,057	1,542,861	4,626,412	4,742,844

Operating Expenses:
Research and development	197,674	280,848	588,908	869,044
Selling, general and administrative	1,194,156	1,324,028	3,488,802	4,432,702
Depreciation and amortization	72,463	72,491	202,809	265,525
Total Operating Expenses	1,464,293	1,677,367	4,280,519	5,567,271

Income (Loss) from Operations	32,764	(134,506)	345,893	(824,427)

Other Income (Expenses):
Interest expense, net	(23,428)	(156,624)	(237,402)	(498,545)
Gain (loss) on derivative liability	-	(2,001,698)	172,476	(1,304,905)
Gain on sale of product line	-	-	829,296	-
Gain (loss) on disposal of property and equipment	-	(3,524)	2,165	(104,268)
Total Other Income (Expense)	(23,428)	(2,161,846)	766,535	(1,907,718)

Income (Loss) Before Provision for Income Taxes	9,336	(2,296,352)	1,112,428	(2,732,145)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	9,336	(2,296,352)	1,112,428	(2,732,145)

Accretion of preferred dividends and discount	(194,324)	(80,285)	(508,191)	(158,745)
Net income (loss) attributable to common stockholders	$(184,988)	$(2,376,637)	$604,237	$(2,890,890)

Net income (loss) per common share:
Income (loss) per common share – basic	$0.00	$(0.02)	$0.01	$(0.03)
Income (loss) per common share – diluted	$0.00	$(0.02)	$0.01	$(0.03)

Weighted Average Common Shares Outstanding - basic	102,970,585	98,947,412	102,033,143	97,387,490
Weighted Average Common Shares Outstanding - diluted	104,399,613	98,947,412	103,462,171	97,387,490

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

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS FROM JANUARY 1, 2011 THROUGH SEPTEMBER 30, 2011

	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2011, as restated	101,258,725	$101,261	$122,057,171	$(116,441,957)	$5,716,475

Shares issued to directors and management at approximately $0.145 per share	584,455	584	85,415	-	85,999

Shares issued to directors for consulting fees at approximately $0.15 per share (1)	177,083	177	24,823	-	25,000

Shares issued on conversion of preferred stock at approximately $0.17 per share	2,143,990	2,144	372,856	-	375,000

Stock-based compensation expense related to employee stock options	-	-	21,643	-	21,643

Warrants issued with redeemable convertible preferred stock	-	-	427,895	-	427,895

Beneficial conversion feature of redeemable convertible preferred stock	-	-	427,895	-	427,895

Retirement of derivative liability related to warrant obligation	-	-	1,729,299	-	1,729,299

Accretion of redeemable preferred stock discount	-	-	(316,908)	-	(316,908)

Accretion of redeemable preferred stock dividend	-	-	(191,283)	-	(191,283)

Net income, as restated				1,112,428	1,112,428

Balance at September 30, 2011, as restated	104,164,253	$104,166	$124,638,806	$(115,329,529)	$9,413,443

See accompanying notes to the condensed consolidated financial statements

(1) Represents consulting fees earned by Mr. Davis in 2009, but the shares were not issued until after the election to Board of Directors

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2011 (As Restated)	2010 (As Restated)
Cash Flows from Operating Activities:
Net income (loss)	$1,112,428	$(2,732,145)

Adjustments to reconcile net income (loss) from operations to cash used in operating activities:
Amortization of debt discounts and financing costs	191,357	374,675
Gain on sale of product line	(829,296)	-
(Gain) loss on derivative liability	(172,476)	1,304,905
(Gain) loss on disposal of property and equipment	(2,165)	104,268
Provision for lease loss	59,937	-
Stock based compensation expense	132,642	154,591
Depreciation	21,549	84,265
Amortization	181,260	181,260
Provision for doubtful accounts	(68,321)	41,290

Increase / decrease in:
Accounts receivable, trade and other	62,960	(1,097,533)
Inventories	(241,123)	404,462
Prepaid expenses	25,330	(141,294)
Other assets	-	(140,232)
Other current liabilities	(91,170)	-
Accounts payable, accrued liabilities & expenses, net	(652,257)	279,412
Deferred lease liability	26,060	23,991
Net Cash Used In Operating Activities	(243,285)	(1,158,085)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(4,800)
Proceeds from disposal of property and equipment	6,645	-
Proceeds from sale of product line	1,000,000	-
Deposit of restricted cash	(91,000)	-
Net Cash Provided By (Used In) Investing Activities	915,645	(4,800)

Cash Flows From Financing Activities:
Repayment on line of credit	-	(387,000)
Proceeds from issuance of note payable	700,000	-
Payments on note payable	(60,243)	-
Payments on note payable – related party	(25,114)	-
Proceeds from issuance of redeemable preferred stock	1,355,000	1,335,000
Repayment of convertible debentures	(1,606,023)	-
Net Cash Provided By Financing Activities	363,620	948,000

Net increase (decrease) in cash and cash equivalents	1,035,980	(214,885)
Cash and cash equivalents at the beginning of the period	136,030	503,870
Cash and cash equivalents at the end of the period	$1,172,010	$288,985

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2011 (As Restated)	2010 (As Restated)
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest expense	$180,162	$257,176
Non-cash transactions:
Issuance of common stock as consideration for accounts payable	$-	$77,695
Issuance of note payable in conjunction with warrant cancellation	50,000	-
Beneficial conversion feature of redeemable convertible preferred stock	427,895	394,350
Value of warrants issued with redeemable convertible preferred stock	427,895	394,350
Accretion of discount on redeemable preferred stock	316,908	78,299
Accretion of dividends on redeemable preferred stock	191,283	80,446
Retirement of derivative liability related to warrant obligation	1,729,299	-
Conversion of preferred stock to common stock	375,000	-

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the restated results from operations for the three and nine month periods ended September 30, 2011 and 2010, are not necessarily indicative of the results that may be expected for the year ending December 31.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 2011 10-K to be filed here after with the SEC.

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

In March 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. under an Asset Purchase Agreement.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc., and EthoStream, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported net income of $1,112,428 for the nine month period ended September 30, 2011, accumulated deficit of $115,329,529 and total current liabilities in excess of current assets of $909,664 as of September 30, 2011.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments in accordance with Accounting Standard Codification (ASC) 820, which defines fair value for accounting purposes, established a framework for measuring fair value and expanded disclosure requirements regarding fair value measurements.  Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  We have categorized our financial assets and liabilities that are recurring, at fair value into a three-level hierarchy in accordance with these provisions.

Restricted Cash on Deposit

During the third quarter, the Company was awarded a contract that contained a bonding requirement.  The Company satisfied this requirement with cash collateral supported by an irrevocable standby letter of credit in the amount of $91,000 which expires September 30, 2012.  The amount is presented as restricted cash on deposit on the condensed consolidated balance sheets.

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

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, Earnings Per Share.  Basic net income per common share is computed by dividing net income (loss) by the weighted average number of shares of outstanding common stock.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted income (loss) per share since the common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants.

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

Stock-based compensation expense in connection with options granted to employees for the three and nine months ended September 30, 2011 and 2010 was $5,655 and $21,643 and $44,720 and $111,258, respectively.

Deferred Lease Liability

Rent expense is recorded on a straight-line basis over the term of the lease. Rent escalations and rent abatement periods during the term of the lease create a deferred lease liability which represents the excess of cumulative rent expense recorded to date over the actual rent paid to date.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 sq ft of commercial office space in Germantown, MD. The subtenant has the option to extend the sublease from January 31, 2013 to December 31, 2015. Because we no longer have access to subleased space, we have recorded a charge of $56,659 during the period ended September 30, 2011 which is included in accrued liabilities and expenses related to this abandonment.

Reclassifications

Certain reclassifications have been made in prior years financial statements to conform to classifications used in the current year.

NOTE B – RESTATEMENT OF FINANCIAL STATEMENTS

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

Throughout this Form 10-Q/A, all amounts presented from prior periods and prior period comparisons that have been corrected are labeled “As Restated” and reflect the balances and amounts on a restated basis. The specific line-item effect of the restatement on the Company’s previously issued condensed consolidated financial statements as of September 30, 2011 and 2010 and the Company’s previously issued consolidated financial statements as of December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 as filed on Form 10-Q on November 4, 2011 are as follows:

The following is a summary of the restatements for the periods ended September 30:

	2011
	For the Three Months Ended (Unaudited)	For the Nine Months Ended (Unaudited)

Increase in sales tax, penalties and interest	$(41,156)	$(120,836)

Incorrect application of ASC 840, Accounting for Leases, resulted in an understatement of deferred lease liability	-	82,802

Decrease in depreciation expense related to recording depreciation expense in improper periods	17,417	52,251

Increase in expense related to improper recording of various accrued liabilities	-	(30,531)

Total decrease in net income for the stated period	$(23,739)	$(16,314)

	2010
	For the Three Months Ended (Unaudited)	For the Nine Months Ended (Unaudited)

Increase in sales tax, penalties and interest	$(46,082)	$(131,903)

Incorrect application of ASC 840, Accounting for Leases, resulted in an understatement of deferred lease liability	(2,497)	(23,991)

Increase in depreciation expense related to recording depreciation expense in improper periods	(17,417)	(52,251)

Increase in expense related to improper recording of various accrued liabilities	(48,000)	(153,343)

Total increase in net loss for the stated period	$(113,996)	$(361,488)

The net income (loss) per common share effect of each individual correction has not been reported individually due to the fact that there was no effect on the per share amounts.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

	Effect on Condensed Consolidated Balance Sheets as of
	September 30, 2011 (Unaudited)			December 31, 2010
	As Previously Reported	As Restated	Effect of Correction	As Previously Reported	As Restated	Effect of Correction
Assets:
Current assets:
Prepaid expenses	$172,235	$137,997	$(34,238)	$197,565	$163,327	$(34,238)
Total current assets	2,959,612	2,925,374	(34,238)	1,732,182	1,697,944	(34,238)

Property and equipment, net	34,717	17,300	(17,417)	112,997	43,329	(69,668)

Other assets:
Deposits	-	34,238	34,238	-	34,238	34,238
Total other assets	13,472,843	13,507,081	34,238	13,710,835	13,745,073	34,238
Total assets	16,467,172	16,449,755	(17,417)	15,556,014	15,486,346	(69,668)

Current liabilities:
Accrued liabilities and expenses	1,211,248	2,095,692	884,444	1,157,873	1,890,951	733,078
Other current liabilities	78,863	59,865	(18,998)	170,033	151,035	(18,998)
Total current liabilities	2,969,592	3,835,038	865,446	5,894,602	6,608,682	714,080

Long-term liabilities:
Deferred lease liability	108,862	108,862	-	-	82,802	82,802
Total long-term liabilities	1,025,027	1,025,027	-	1,534,541	1,617,343	82,802

Stockholders' equity:
Additional paid-in-capital	124,576,751	124,638,806	62,055	121,995,117	122,057,171	62,054
Accumulated deficit	(114,384,611)	(115,329,529)	(944,918)	(115,513,353)	(116,441,957)	(928,604)
Total stockholders’ equity	$10,296,306	$9,413,443	$(882,863)	$6,583,025	$5,716,475	$(866,550)

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

	Effect on Condensed Consolidated Statements of Operations
	Three Months ended September 30, 2011 (Unaudited)			Three Months ended September 30, 2010 (Unaudited)
	As Previously Reported	As Restated	Effect of Correction	As Previously Reported	As Restated	Effect of Correction

Revenues, net
Recurring	$1,162,559	$1,162,559	$-	$1,287,275	$1,194,856	$(92,419)
Total Revenue	2,794,719	2,794,719	-	3,104,666	3,012,247	(92,419)

Cost of Sales
Product	1,002,816	1,002,816	-	1,195,448	1,129,017	(66,431)
Recurring	294,846	294,846	-	349,203	340,369	(8,834)
Total Cost of Sales	1,297,662	1,297,662	-	1,544,651	1,469,386	(75,265)

Gross Profit	1,497,057	1,497,057	-	1,560,015	1,542,861	(17,154)

Operating Expenses
Research and development	197,674	197,674	-	251,259	280,848	29,589
Selling, general and administrative	1,165,174	1,194,156	28,982	1,283,657	1,324,028	40,371
Depreciation and amortization	89,880	72,463	(17,417)	55,074	72,491	17,417
Total Operating Expenses	1,452,728	1,464,293	11,565	1,589,990	1,677,367	87,377

Income (Loss) from Operations	44,329	32,764	(11,565)	(29,975)	(134,506)	(104,531)

Other Income (Expenses)
Interest expense, net	(11,254)	(23,428)	(12,174)	(147,159)	(156,624)	(9,465)
Total Other Income (Expenses)	(11,254)	(23,428)	(12,174)	(2,152,381)	(2,161,846)	(9,465)

Income (Loss) Before Provision for Income Taxes	33,075	9,336	(23,739)	(2,182,356)	(2,296,352)	(113,996)

Net Income (Loss)	33,075	9,336	(23,739)	(2,182,356)	(2,296,352)	(113,996)
Net income (loss) attributable to common stockholders	$(161,249)	$(184,988)	$(23,739)	$(2,262,641)	$(2,376,637)	$(113,996)
Net income (loss) per common share:
Net income (loss) per common share – basic	$0.00	$0.00	$0.00	$(0.02)	$(0.02)	$0.00
Net income (loss) per common share – diluted	$0.00	$0.00	$0.00	$(0.02)	$(0.02)	$0.00
Weighted Average Common Shares Outstanding – basic	102,970,585	102,970,585	-	98,947,412	98,947,412	-
Weighted Average Common Shares Outstanding – diluted	104,399,613	104,399,613	-	98,947,412	98,947,412	-

The net income (loss) per common share effect of each individual correction has not been reported individually due to the fact that there was no effect on the per share amounts

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

	Effect on Condensed Consolidated Statements of Operations
	Nine Months ended September 30, 2011 (Unaudited)			Nine Months ended September 30, 2010 (Unaudited)
	As Previously Reported	As Restated	Effect of Correction	As Previously Reported	As Restated	Effect of Correction

Revenues net
Recurring	$3,445,234	$3,445,234	$-	$3,517,979	$3,267,885	$(250,094)
Total Revenue	8,205,354	8,205,354	-	8,872,107	8,622,013	(250,094)

Cost of Sales
Product	2,728,980	2,728,980	-	3,107,355	2,918,499	(188,856)
Recurring	849,962	849,962	-	981,110	960,670	(20,440)
Total Cost of Sales	3,578,942	3,578,942	-	4,088,465	3,879,169	(209,296)

Gross Profit	4,626,412	4,626,412	-	4,783,642	4,742,844	(40,798)

Operating Expenses
Research and development	568,992	588,908	19,916	781,159	869,044	87,885
Selling, general and administrative	3,475,896	3,488,802	(12,906)	4,279,241	4,432,702	153,461
Depreciation and amortization	255,060	202,809	(52,251)	213,274	265,525	52,251
Total Operating Expense	4,299,948	4,280,519	(19,429)	5,273,674	5,567,271	293,597

Income (Loss) from Operations	326,464	345,893	19,429	(490,032)	(824,427)	(334,395)

Other Income (Expense)
Interest expense, net	(201,660)	(237,402)	(35,742)	(471,452)	(498,545)	(27,093)
Total Other Income (Expense)	802,278	766,535	(35,743)	(1,880,625)	(1,907,718)	(27,093)

Income (Loss) Before Provision for Income Taxes	1,128,742	1,112,428	(16,314)	(2,370,657)	(2,732,145)	(361,488)

Net Income (Loss)	1,128,742	1,112,428	(16,314)	(2,370,657)	(2,732,145)	(361,488)
Net income (loss) attributable to common stockholders	$620,551	$604,237	$(16,314)	$(2,529,402)	$(2,890,890)	$(361,488)

Net income (loss) per common share:
Net income (loss) per common share – basic	$0.01	$0.01	$-	$(0.02)	$(0.03)	$(0.01)
Net income (loss) per common share – diluted	$0.01	$0.01	$-	$(0.02)	$(0.03)	$(0.01)
Weighted Average Common Shares Outstanding – basic	101,914,800	102,033,143	118,343	97,387,490	97,387,490	-
Weighted Average Common Shares Outstanding – diluted	103,343,829	103,462,171	118,342	97,387,490	97,387,490	-

The net income (loss) per common share effect of each individual correction has not been reported individually due to the fact that there was no effect on the per share amounts

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

	Effect on Condensed Consolidated Statements of Cash Flows
	Nine Months ended September 30, 2011 (Unaudited)			Nine Months ended September 30, 2010 (Unaudited)
	As Previously Reported	As Restated	Effect of Correction	As Previously Reported	As Restated	Effect of Correction

Net income (loss)	$1,128,742	$1,112,428	$(16,314)	$(2,370,657)	$(2,732,145)	$(361,488)
Gain (loss) on derivative liability	(172,477)	(172,476)	1	1,304,905	1,304,905	-
Provision for lease loss	56,659	59,937	3,278	-	-	-
Depreciation	73,800	21,549	(52,251)	32,014	84,265	52,251
Accounts payable, accrued liabilities & expenses, net	(800,345)	(652,257)	148,088	(5,834)	279,412	285,246
Deferred lease liability	108,862	26,060	(82,802)	-	23,991	23,991

The financial statement restatement process included a comprehensive review and restatement of the condensed consolidated balance sheet as of January 1, 2010. The net adjustments to stockholders’ equity, resulting from this process and related corrections was to increase in accumulated deficit by $(521,459) from $(113,741,481) as reported to a restated amount of $(114,262,940). The correction  mainly consisted of sales and use tax expense and other accrued liabilities and expenses.

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

Total amortization expense charged to operations for each of the three and nine months ended September 30, 2011 and 2010 was $60,420 and $181,260, respectively.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

NOTE E – ACCOUNTS RECEIVABLE

Components of accounts receivable as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Accounts receivable	$914,046	$974,185
Allowance for doubtful accounts	(109,500)	(175,000)
Accounts receivable, net	$804,546	$799,185

NOTE F – INVENTORY

Inventories as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Inventory, gross	$859,821	$799,402
Reserve for obsolescence	(140,000)	(200,000)
Inventory, net	$719,821	$599,402

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

Promissory Note #2

From the sale of its Series 5 PLC product line assets, the Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note (“Note #2”) for $50,000. The outstanding principal balance bears interest at the annual rate of 5.25% and is due on March 4, 2012. The monthly payment of principal and interest is $4,385.  However Note #2 is due immediately if the Company (a) receives three million ($3,000,000) dollars in aggregate in new debt or equity financing, (b) attains one million ($1,000,000) dollars in EBITDA, as defined for any reporting quarter or (c) becomes insolvent.  The Note may be prepaid in whole or in part, without penalty at any time.  Payments shall be applied first to accrued but unpaid interest and then to principal. The outstanding principal balance as of  September 30, 2011 is $25,327.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

The charge to additional paid in capital for amortization of Series A discount and costs for the three and nine months ended September 30, 2011 was $17,901 and $53,703, respectively.

For the three and nine months ended September 30, 2011 we have accrued dividends in the amounts of $19,832 and $62,256, respectively, and cumulative accrued dividends as of September 30, 2011 are $158,188. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends have been added to the carrying value of the Series A shares.

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
SEPTEMBER 30, 2011
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

In accordance with ASC 470 Topic “Debt”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $427,895 using the Black-Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $427,895 to the Series B shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 129%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of approximately 3.5 years, and (5) estimated fair value of Telkonet common stock of $0.12 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $855,790, have been recorded as a discount and deducted from the face value of the Series B shares. The discount is being amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

The charge to additional paid in capital for amortization of Series B discount and costs for the three and nine months ended September 30, 2011 was $105,210 and $263,205, respectively.

For the three and nine months ended September 30, 2011, we have accrued dividends for Series B in the amounts of $51,381 and  $129,027, respectively, and cumulative accrued dividends as of September 30, 2011 are $172,064. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

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

During the nine months ended September 30, 2011, 30 shares of Series A redeemable preferred stock were converted to 413,223 shares of common stock and 45 shares of Series B redeemable preferred stock were converted to 1,730,767 shares of common stock.

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

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $1.99	480,000	3.97	$1.17	413,869	$1.16
$2.00 - 2.99	110,000	3.94	2.52	94,688	2.52
$3.00 - 3.99	40,000	4.45	3.09	40,000	3.09
$4.00 - 4.99	35,000	3.99	4.27	35,000	4.27
$5.00 - 5.99	20,000	3.83	5.60	20,000	5.60
	685,000	3.99	$1.78	603,557	$1.83

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010	6,120,883	$1.56
Granted	-	-
Exercised	-	-
Cancelled or expired	(3,572,083)	1.62
Outstanding at December 31, 2010	2,548,800	$1.57
Granted	-	-
Exercised	-	-
Cancelled or expired	(1,863,800)	1.10
Outstanding at September 30, 2011	685,000	$1.83

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

There were no options granted or exercised during the nine months ended September 30, 2011 and 2010.  Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 was $5,655 and $23,077, and $21,643 and $111,258, respectively.

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

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	10,346,168	4.21	$0.13	10,346,168	$0.13
0.33	1,705,539	3.01	0.33	1,705,539	0.33
0.60	800,000	1.60	0.60	800,000	0.60
1.00	500,000	.28	1.00	500,000	1.00
3.01	1,000,445	2.66	3.01	1,000,445	3.01
4.17	359,712	.81	4.17	359,712	4.17
	14,711,864	3.61	$.50	14,711,864	$.50

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010	12,158,941	$1.60
Issued	12,819,897	0.28
Exercised	-	-
Canceled or expired	(2,874,096)	3.29
Outstanding at December 31, 2010	22,104,742	.51
Issued	5,336,816	.20
Exercised	-	-
Canceled or expired	(12,729,694)	.34
Outstanding at September 30, 2011	14,711,864	$.50

On April 8, 2011, the Company issued 271 shares of Series B Preferred Stock (“Series B”) with attached warrants to purchase 5,211,542 shares of the Company’s common stock at $0.13 per share. The Company issued 125,274 warrants during the nine months ended September 30, 2011. These warrants were issued pursuant to anti-dilution provisions in existing warrant agreements that were triggered by the completion of the Series B preferred stock private placement.

The Company issued warrants to purchase 12,819,897 shares of common stock during the nine months ended September 30, 2010. These warrants were issued pursuant to anti-dilution provisions in existing warrant agreements that were triggered by the completion of the August 2010 Series B preferred stock private placement.

TELKONET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE K – RELATED PARTIES

In connection with the Series A Preferred Stock private placement transaction, on November 16, 2009, the Company entered into an Executive Officer Reimbursement Agreement with each of (i) Jason L. Tienor, the Company’s President and Chief Executive Officer, (ii) Richard J. Leimbach, the Company’s then Chief Financial Officer, and (iii) Jeffrey J. Sobieski, the Company’s Chief Operating Officer (collectively, the “Executive Officers”), pursuant to which the Executive Officers agreed to convert a portion of outstanding indebtedness the Company owed to such Executive Officers into Series A shares and warrants pursuant to the Securities Purchase Agreement.  Mr. Tienor converted $20,000 of outstanding indebtedness into four Series A convertible redeemable preferred stock (convertible into 55,096 shares common stock) and warrants to purchase 30,304 shares of common stock. Mr. Leimbach converted $10,000 of outstanding indebtedness into two Series A convertible redeemable preferred stock (convertible into 27,548 shares of common stock) and warrants to purchase 15,152 shares of common stock. Mr. Sobieski converted $20,000 of outstanding indebtedness into four Series A convertible redeemable preferred stock (convertible into 55,096 shares of common stock) and warrants to purchase 30,304 shares of common stock.

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

Rental expenses charged to operations for the three and nine months ended September 30, 2011 and 2010 are $187,111 and $81,101 and $547,891 and $508,232, respectively. Rental income received for the nine months ended September 30, 2011 was $10,463.

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
SEPTEMBER 30, 2011
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
SEPTEMBER 30, 2011
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

Sales Tax – As Restated

The Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure.  Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalties, of approximately $992,000 including and prior to the period ended September 30, 2011. The Company has approximately $992,000 accrued as of September 30, 2011.  The Company intends to manage the liability by (1) confirming if customer’s self-assessed and remitted tax to the applicable state(s) absent from our transactions (2) confirming if customers were subjected to a state audit and if so did it result in the customer paying tax absent from our transaction (3) invoicing customers for the back taxes and (4) establishing voluntary disclosure agreements with the applicable states, which establishes a maximum look-back period and payment arrangements..  However, if the aforementioned methods prove unsuccessful and the Company is audited, there exists possible exposure up to an additional $620,000, not including applicable interest and penalty.

NOTE M – BUSINESS CONCENTRATION

For the nine months ended September 30, 2011, the Company did not have a customer with revenue greater than 10% of total revenues. Revenue from two (2) major customers approximated $915,190 and $885,101 or 10% each of the total revenues for the nine month period ended September 30, 2010. Total accounts receivable of $28,779 and $381,384, or 2% and 31% of total accounts receivable, was due from these customers as of September 30, 2010.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying restated condensed consolidated financial statements and related notes thereto for the quarter ended September 30, 2011, as well as the Company’s restated consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations, which will be included in the Company’s 2011 Form 10-K .  The discussion and analysis has been updated to reflect the results of the restatement described in the explanatory note to this report.

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

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	September 30, 2011		September 30, 2010 (As Restated)		Variance

Product	$1,632,160	58%	$1,817,391	60%	$(185,231)	-10%
Recurring	1,162,559	42%	1,194,856	40%	(32,297)	-3%
Total	$2,794,719	100%	$3,012,247	100%	$(217,528)	-7%

	Nine Months Ended
	September 30, 2011		September 30, 2010 (As Restated)		Variance

Product	$4,760,120	58%	$5,354,128	62%	$(594,008)	-11%
Recurring	3,445,234	42%	3,267,885	38%	177,349	5%
Total	$8,205,354	100%	$8,622,013	100%	$(416,659)	-5%

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

Recurring Revenue
The recurring revenue consists primarily of HSIA support services and advertising revenue.  The Company recognizes revenue over the term of the service period.  Advertising revenue is based on impression-based statistics for a given period from customer site visits to the Company’s under the terms of advertising agreements entered into with third-parties. A component of our recurring revenue is derived from fees, less pay back costs, associated with approximately 1% of our hospitality customers who do not internally manage guest-related, internet transactions. Beginning in the three month period ended March 31, 2011, pay back costs were booked directly against recurring revenue as opposed to cost of sales.  For comparative purposes we have adjusted the three and nine month periods ended September 30, 2010.

Recurring revenue includes approximately 2,354 hotels in our broadband network portfolio.  We currently support over 223,000 HSIA rooms, with over 3.9 million monthly users.  For the three and nine months ended September 30, 2011, recurring revenue decreased by 3% and increased by 5%, respectively, when compared to the same periods of the prior year.

Cost of Sales

	Three Months Ended
	September 30, 2011		September 30, 2010 (As Restated)		Variance

Product	$1,002,816	61%	$1,129,017	62%	$(126,201)	-11%
Recurring	294,846	25%	340,369	28%	(45,523)	-13%
Total	$1,297,662	46%	$1,469,386	49%	$(171,724)	-12%

	Nine Months Ended
	September 30, 2011		September 30, 2010 (As Restated)		Variance

Product	$2,728,980	57%	$2,918,499	55%	$(189,519)	-7%
Recurring	849,962	25%	960,670	29%	(110,708)	-12%
Total	$3,578,942	44%	$3,879,169	45%	$(300,227)	-8%

Product Costs
Product costs include equipment and installation labor related to the sale of Telkonet SmartEnergy™ products, Telkonet Series 5™ products and the Telkonet iWire System™.  For the three months ended September 30, 2011, product costs decreased by 11% when compared to the prior year period. Product costs for the nine months ended September 30, 2011, decreased by 7% when compared to the prior year period, a direct correlation to the decrease in product revenues.

Recurring Costs
For the three and nine months ended September 30, 2011, recurring costs decreased by 13% and 12% respectively when compared to the prior year periods due to increased efficiencies in providing support services to our EthoStream Hospitality Network.  As we continue to add new HSIA customers to our portfolio, we may need to hire additional support center staff which may affect our recurring product costs and margins.

Gross Profit

	Three Months Ended
	September 30, 2011		September 30, 2010 (As Restated)		Variance

Product	$629,344	39%	$688,374	38%	$(59,030)	-9%
Recurring	867,713	75%	854,487	72%	13,226	2%
Total	$1,497,057	54%	$1,542,861	51%	$(45,804)	-3%

	Nine Months Ended
	September 30, 2011		September 30, 2010 (As Restated)		Variance

Product	$2,031,140	43%	$2,435,629	45%	$(404,489)	-17%
Recurring	2,595,272	75%	2,307,215	71%	288,057	12%
Total	$4,626,412	56%	$4,742,844	55%	$(116,432)	-2%

Product Gross Profit
The gross profit on product revenue for the three and nine months ended September 30, 2011 decreased by 9% and 17% , respectively, compared to the prior year periods as a result of decreased product sales and installations on energy management and HSIA sales.

Recurring Gross Profit
The gross profit percentage associated with recurring revenue increased by 2% and 12% , respectively, for the three and nine months ended September 30, 2011, respectively.  The increase was due to the growth in advertising revenue which yields greater margins.

Operating Expenses

	Three Months Ended
	September 30, 2011 (As Restated)	September 30, 2010 (As Restated)	Variance

Total	$1,464,293	$1,677,367	$(213,074)	-13%

	Nine Months Ended
	September 30, 2011 (As Restated)	September 30, 2010 (As Restated)	Variance

Total	$4,280,519	$5,567,271	$(1,286,752)	-23%

During the three and nine months ended September 30, 2011, operating expenses decreased by 13% and 23% , respectively, when compared to the prior year periods.  These decreases are primarily the result of cost reduction efforts in areas of staffing, professional fees, financing fees and debt forgiveness plans.  We do not anticipate any significant changes to operating expenses for the remainder of 2011, except as necessary to meet future growth opportunities.

Research and Development

	Three Months Ended
	September 30, 2011 (As Restated)	September 30, 2010 (As Restated)	Variance

Total	$197,674	$280,848	$(83,174)	-30%

	Nine Months Ended
	September 30, 2011 (As Restated)	September 30, 2010 (As Restated)	Variance

Total	$588,908	$869,044	$(280,136)	-32%

Our research and development costs related to both present and future products are expensed in the period incurred.  Current research and development costs are associated with product development and integration. The Company anticipates a continued decrease in research and development costs in the remainder of 2011.

Selling, General and Administrative Expenses

	Three Months Ended
	September 30, 2011 (As Restated)	September 30, 2010 (As Restated)	Variance

Total	$1,194,156	$1,324,028	$(129,872)	-10%

	Nine Months Ended
	September 30, 2011 (As Restated)	September 30, 2010 (As Restated)	Variance

Total	$3,488,802	$4,432,702	$(943,900)	-21%

During the three and nine months ended September 30, 2011, selling, general and administrative expenses decreased over the comparable prior year periods by approximately 10% and 21% , respectively.  These decreases are primarily the result of cost reduction efforts in areas of staffing, professional fees, financing fees and debt forgiveness plans. We do not expect to see a significant increase in selling, general and administrative expenses for the remainder of 2011, except as necessary to meet future growth opportunities.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital deficit decreased by $4,001,074 during the nine months ended September 30, 2011 from a working capital deficit (current liabilities in excess of current assets) of $4,910,738 at December 31, 2010 to a working capital deficit of $909,664 at September 30, 2011. The decrease in working capital deficit for the nine months ended September 30, 2011 is due to the retirement of a convertible debenture, the associated derivative liability and the retirement of two related party notes.

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

Promissory Note #2

From the sale of its Series 5 PLC product line assets, the Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the third party with an unsecured one-year promissory note (“Note #2”) for $50,000. The outstanding principal  balance bears interest at the annual rate of 5.25% and is due on March 4, 2012. The monthly payment of principal and interest is $4,385.  However the Note is due immediately if the Company (a) receives three million ($3,000,000) dollars in aggregate in new debt or equity financing, (b) attains one million ($1,000,000) dollars in EBITDA for any reporting quarter or (3) becomes insolvent.  The Note #2 may be prepaid in whole or in part, without penalty at any time.  Payments shall be applied first to accrued but unpaid interest and then to principal. The outstanding principal balance as of  September 30, 2011 is $25,327.

Proceeds from the issuance of Series B Preferred Stock

On April 8, 2011, the Company sold 271 shares of series B Preferred Stock with attached warrants to purchase 5,211,542 shares of common stock at $0.13 per share.

Cash flow analysis

Cash used in continuing operations was $243,285 and $1,158,085 during the nine months ending September 30, 2011 and 2010, respectively. As of September 30, 2011, our primary capital needs included business strategy execution, inventory procurement and managing current liabilities.

Cash provided from investing activities from continuing operations was $915,645 during the current period, and cash used was $4,800 during the period ended September 30, 2010.

Cash provided from financing activities was $363,620 and $948,000 during the periods ending September 30, 2011 and 2010 respectively. The Company issued Series B preferred stock, sold the Series 5 PLC product line and repaid convertible debentures during 2011. During the period ended September 30, 2010, we completed a private placement of series B preferred stock for proceeds for $1.3 million. The Company made repayments on our working capital line of credit used for inventory purchases of $387,000 in 2010.

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

Disclosure of Contractual Obligations

On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets to Dynamic Ratings (“Dynamic Ratings”).  The purchase price was $1,000,000 in cash.  In connection with the sale Dynamic Ratings lent $700,000 in the form of a 6% promissory note (Promissory Note #1) dated March 4, 2011. The Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note for $50,000 (Promissory Note #2).

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