Form 10-K
period 2011-12-31
TELKONET INC
filed 2012-04-24
CIK 1094084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

Aggregate market value of the voting stock held by non-affiliates (based upon the closing sale price of $0.21 per share on the Over the Counter Bulletin Board) of the registrant as of June 30, 2011: $20,744,694.

Number of outstanding shares of the registrant’s par value $0.001 common stock as of April 11, 2012: 104,349,507.

TELKONET, INC.
FORM 10-K

EXPLANATORY NOTE

This Annual Report on Form 10-K (this “Form 10-K”) of Telkonet, Inc. (the “Company”) for the year ended December 31, 2011 includes the restatement of our consolidated financial statements for the year ended December 31, 2010 that were previously included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30 2011.

As reported in the Form 8-K filed March 20, 2012, the Company’s management recommended and its Audit Committee concluded, that the Company’s audited consolidated financial statements for the year ended December 31, 2010 as well as the unaudited interim condensed consolidated financial statements for 2011 and 2010, included in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 needed to be restated as a result of certain corrections and therefore could no longer be relied upon.

As is detailed in Note B of the notes to consolidated financial statements in this Annual Report, the restatements are the result of corrections that management determined were necessary as of December 31, 2010 and 2009, and for the year ended December 31, 2010, for the following items:

•	The Company had understated accrued sales tax, penalties and interest as of December 31, 2010 and 2009 and related expenses for the year ended December 31, 2010.

•
Incorrect application of Accounting Standards Codification (ASC) 450, Accounting for Contingencies, resulted in an understatement of accrued warranty as of December 31, 2010 and 2009 and related expenses for the year ended December 31, 2010.

•
Incorrect application of ASC 840, Accounting for Leases, resulted in an understatement of deferred lease liability as of December 31, 2010 and 2009 and related expenses for the year ended December 31, 2010.

•	Errors related to improper recording of depreciation expense for the year ended December 31, 2010 and related understatement of accumulated depreciation as of December 31, 2010 and 2009.

•
Errors related to improper recording of various accrued liabilities and other current liabilities, resulting in a net understatement of such liabilities as of December 31, 2010 and 2009 and related expenses for the year ended December 31, 2010.

•
Additionally, certain reclassifications have been made to the consolidated financial statements as of and for the year ended December 31, 2010, to conform to classifications used in the current reporting period.  These amounts are not considered by management to be corrections and do not have a significant impact on the reported results contained in this Form 10-K.

The restated consolidated financial statements as of December 31, 2010 and for the year ended December 31, 2010 are included in this Form 10-K for the year ended December 31, 2011.  Restatements of the other quarterly and year-to-date periods for 2010 and 2011 have been included in our Form 10-Q/A’s for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Some of the statements contained in this Annual Report on Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other “forward-looking” information. Those statements include statements regarding the intent, belief or current expectations of Telkonet, Inc. (“we,” “us,” “our” or the “Company”) and our management team. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” and variations of these words, as well as similar expressions, are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth, trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Item 1A of this report.  In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

GENERAL

Business

Telkonet, Inc., formed in 1999 and incorporated under the laws of the state of Utah, is made up of two synergistic business divisions, EcoSmart and EthoStream.

The EcoSmart Suite of products provides comprehensive savings, management and reporting of a building’s energy consumption.  Telkonet’s energy management products are utilized in both domestic and international properties within the Hospitality, Military, Educational, Healthcare and Residential markets reducing energy consumption, carbon footprints and eliminating the need for new energy generation.

EthoStream is one of the largest public High-Speed Internet Access (HSIA) providers in the world, providing services to approximately 4.6 million users monthly across a network of approximately 2,300 properties.  With a wide range of product and service offerings and one of the most comprehensive management platforms available for HSIA networks, EthoStream offers solutions for any public access location.

Our Telkonet SmartEnergy, Networked Telkonet SmartEnergy and EcoSmart energy management products incorporate our patented Recovery Time™ technology, providing continuous monitoring of climate and environmental conditions to dynamically adjust a room’s temperature, accounting for the occupancy of the room.  Our SmartEnergy and EcoSmart platforms maximize energy reductions while at the same time ensuring occupant comfort and extending equipment life-expectancy.  This technology is particularly attractive to customers in the hospitality industry, as well as the education, healthcare and government/military markets, who are continually seeking ways to reduce costs and meet federal and state mandates without impacting building occupant comfort.  By reducing energy consumption automatically when a space is unoccupied, our customers can realize significant cost savings without diminishing occupant comfort.  This technology may also be integrated with property management systems and building automation systems and used in load shedding initiatives.  This feature provides management companies and utilities enhanced opportunities for cost savings, environmental protections and energy management.  Telkonet’s energy management systems are lowering heating, ventilation and air conditioning, or HVAC, costs in hundreds of thousands of rooms worldwide and qualify for state and federal energy efficiency and rebate programs.

Telkonet’s Series 5 Smart Grid networking technology allows commercial, industrial and consumer users to connect intelligent devices to a communications network using the existing low voltage electrical grid.  Series 5 technology uses power line communications, or PLC, technology to transform existing electrical infrastructure into a communications backbone.  Operating at 200 Mbps, the PLC platform offers a secure alternative in grid communications, transforming a traditional electrical distribution system into a “smart grid” that delivers electricity in a manner that can save energy, reduce cost and increase reliability.

On March 4, 2011, the Company sold its Series 5 power line communications product line and related business assets to Dynamic Ratings, Inc. (“Dynamic Ratings”).  The sales price was $1,000,000 in cash.  In connection with the sale, Dynamic Ratings lent $700,000 to the Company in the form of a 6% promissory note dated March 4, 2011.  Concurrently with the sale, the Company entered into a Distributorship Agreement and a Consulting Agreement with Dynamic Ratings.  Under the Distributorship Agreement, the Company was designated as a distributor of the Series 5 product to non-utility markets and will receive preferred pricing for purchases of Series 5 product.  Under the Consulting Agreement, the Company agreed to provide Dynamic Ratings with ongoing transition assistance and consulting services for the Series 5 product.  The Distributorship Agreement and the Consulting Agreement have initial terms that expire on March 31, 2013 and March 31, 2014, respectively.  Proceeds payable to the Company under the Distributorship Agreement and the Consulting Agreement for a stated period of time will be applied against the outstanding interest and principal balance of the Promissory Note.

Telkonet’s EthoStream Hospitality Network is now one of the largest HSIA solution providers in the world, with a customer base of approximately 2,300 properties representing approximately 221,000 hotel rooms.  This network provides Telkonet with the opportunity to market our energy management products and services to a captive hospitality audience.  In addition, approximately 4.6 million monthly users access the Internet via the EthoStream Hospitality Network providing Telkonet with a lucrative growing audience for marketing opportunities.  The EthoStream Hospitality Network is backed by a 24/7 U.S.-based in-house support center that uses integrated, web-based management tools enabling proactive technical customer monitoring and support.

We utilize a mix of direct and indirect sales channels in all areas of our business.  With a growing Value-Added Reseller (VAR) network, we continue to broaden our reach throughout our target markets.  Utilizing energy service companies (ESCOs), key integrators and strategic partners, we’ve been able to increase penetration in each of our targeted market segments.  The impact of this effort is a growing percentage of Telkonet’s business and is driven by our indirect sales channels.

Our direct sales efforts target the hospitality, education, healthcare, public housing, commercial and government/military markets.  Taking advantage of legislation, including the Energy Independence and Security Act of 2007, or EISA, the Energy Policy Act of 2005 and the American Recovery and Reinvestment Act (ARRA), we’ve focused our sales efforts on markets with available public and private funding and incentives, such as rebate programs offered by utilities for efficiency upgrades.  Through our proprietary platform, technology and partnerships with energy efficiency providers, we intend to position Telkonet as a leading provider of energy management solutions.

Products

We believe our energy management platform offering, with our patented Recovery Time™ technology, delivers extensive benefits over competing products, including:

•
Maximum energy savings by evaluating each room’s environmental conditions, including room location, window placement, humidity, weather conditions, and operating efficiency of HVAC equipment, and many other variables,

•	Longer life and reduced maintenance of HVAC units through proactive equipment monitoring,

•	Increased occupant comfort,

•	Speed and ease of installation,

•	Extensive range of HVAC system compatibility,

•	Adaptive learning and system programming,

•	Utility-integrated events capabilities, and

•	Remote HVAC control network.

Based on these platform features and capabilities, we’ve been awarded contracts in the hospitality, military, educational and utility industries.  We believe that our relationships with sponsored rebate programs provide us with a significant advantage over our competitors in the commercial occupancy-based energy management market.

Our SmartEnergy and EcoSmart platforms have been developed to maximize energy efficiency and savings.  Our technology allows users to decrease heating and cooling expenses and extend equipment life without diminishing occupant comfort.  By providing Internet-based remote management over in-room energy efficiency, SmartEnergy and EcoSmart decrease the cost to operate an enterprise-wide system by reducing the need for onsite engineering resources.  In addition, the SmartEnergy and EcoSmart platforms may be integrated with property management systems, building automation systems and utility demand/response programs to recognize increased energy efficiency and savings.

Given the population growth in the United States and the increasing demand for energy, we believe additional energy-related infrastructure will be needed.  We believe the use of Smart Grid technologies and energy efficiency management platforms are affordable alternatives to building additional power generation through leveraging existing resources and providing enhanced energy savings.  While requiring investments that are not typical for most utilities, we believe the long-term savings resulting from these investments will outweigh the costs.

Our EthoStream Hospitality Network continues to leverage our leadership position in the HSIA space.  We’ve established customer and vendor relationships with key participants in the hospitality industry, including Marriott International, Wyndham Hospitality, Carlson Rezidor Hotel Group, Intercontinental Hotels Group, AmericInns, Grandstay Suites, Marcus Hospitality, Destination Hotels and Resorts, Shaner Hospitality, Worldmark by Wyndham (formerly Trendwest Resorts) and Interstate Hotels and Resorts, among others.  In addition, the significant traffic recognized by the EthoStream Hospitality Network has provided Telkonet with additional monetization opportunities including advertising and partner-based promotions with businesses including Google, JiWire, Cloud9, blisMobile and others.

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

We maintain a U.S.-based customer support center operating 24 hours a day, seven days a week, and employ a dedicated, in-house support team using integrated, web-based management tools enabling proactive industry-leading support.  We believe our customer service offerings, along with established relationships through our vendor agreements with some of the largest hospitality franchises and management groups, distinguish us from our competitors in the hospitality HSIA industry.

We believe that growth of the EthoStream Hospitality Network will be derived from several key areas:

•	New customer growth within the full-service hospitality market and through additional preferred vendor agreements with franchisors
•	Competitive customer acquisition through a superior product and service offering
•	Upgrading of EthoStream’s existing 2,300 customers due to aging equipment and standards; and
•	Ongoing sales to current customers through integration of additional in-room technologies such as lighting, telephony, media centers and energy management products.

Industry Outlook

The National Institute of Standards and Technology, or NIST, an agency of the U.S. Department of Commerce, has been chartered under EISA to identify and evaluate existing standards, measurement methods, technologies and other support toward Smart Grid adoption.  A new interagency report recommends systematic consideration of new metering technologies that can yield up-to-date, finely grained snapshots of energy usage in commercial and residential buildings to guide efficiency improvements and capture the advantages of a modernized electric power grid. The report notes that devices to monitor and measure resource use can be deployed at successively finer levels of resolution, from individual buildings and rooms in a complex down to specific building systems and electrical outlets. As compared with one-time, large-scale audits of energy use, sub-metering provides specific, real-time information that can be used to pinpoint variations in performance, optimize automated building systems, and encourage building managers and occupants to adopt energy-conserving behaviors. Each of these potential outcomes can dramatically improve building performance and lead to reduced resource consumption. In addition, the President of the United States introduced the Better Buildings Initiative in 2011, focusing on commercial energy efficiency standards and improving the nation’s commercial energy strategy.  We believe these initiatives validate the need for our platform and technology in managing a growing energy concern.

The hospitality industry provides Telkonet’s largest HSIA customer base with approximately 2,300 properties representing approximately 221,000 hotel rooms.  Through its continued expansion, the EthoStream Hospitality Network is attracting additional customers in the full-service segment of the hospitality market.  This audience provides us with significant access to potential EcoSmart customers.  We continue to expand our operations in this market, providing energy management services to hundreds of thousands of rooms to date.

Telkonet’s most rapidly emerging market is the educational industry.  In July 2008, we entered into an agreement with New York University under which New York University has implemented Telkonet’s networked energy management platform to centrally manage energy consumption in its dormitories.  Telkonet worked with the University to use its existing building infrastructure to remotely manage and track energy consumption. Approximately 4,000 rooms across 11 dormitories have been completed and have yielded run-time and energy consumption reductions, operational savings from reduced field labor expenses and extension of equipment lives.

We continue to expand our presence in the educational marketplace through a concerted and focused approach which involves strategic relationships with enterprise energy service companies (ESCOs) throughout the USA.  ESCOs partner with Telkonet to offer our EcoSmart energy management platform within resident halls on University campuses. ESCOs bundle our technology with other facility improvement measures designed to reduce operating costs across the entire campus. ESCOs then structure self-funding financial transactions called “Performance Contracts” in which the savings are greater than the repayment costs. Most ESCOs will guarantee the financial and operational performance in this type of engagement. This approach removes many of the capital funding issues that stand in the way of implementing energy efficient technologies and shifts the technology and  performance risk from the institution to the ESCOs.

We believe that our EcoSmart platform is an important tool for participants in the educational industry seeking to control student-related energy costs.  We’ve focused our sales efforts on members of the educational industry who are seeking to expand their energy efficiency initiatives as well as the ESCOs who target the educational marketplace.

Our energy management platform has been successfully incorporated into the energy management initiatives in military housing and barrack deployments.  We’ve recognized success through our VAR network, direct sales and ESCO relationships and continue to target available public funding for energy initiatives within these industries.  With the Department of Defense being the single largest energy consumer in the United States, accounting for about 90 percent of the federal government’s energy use, we view this market as strategically significant to Telkonet’s interests.

Healthcare is an additional emerging market for energy management.  We’ve been working closely with operators and developers to integrate our EcoSmart energy management initiatives into efficiency opportunities supported by state and federal energy programs.  Offering a commercial environment similar to the hospitality or educational housing markets, the increasing growth of the elderly and assisted living markets presents attractive potential for energy efficiency.  This market is expected to grow rapidly over the next several years due to its energy savings potential.

We believe that the utility industry is one of the fastest developing market segments in the United States.  With more than $4.5 billion released to the industry through the American Recovery and Reinvestment Act for Smart Grid, the utility industry has become a growing percentage of our revenue, both through direct sales to utilities and partnerships with energy service companies executing state and local energy efficiency programs.  Strategic relationships with regional ESCOs are key to the continued expansion of energy efficiency initiatives.

We continue to strengthen our focus on our targeted market segments in order to expand market share and take advantage of existing incentives for energy management.  We expect continued expansion in the space, and specifically in commercial segments due to increasing state and federal programs promoting energy efficiency.  Our residential initiatives are also key to the future expansion of Telkonet’s EcoSmart programs within the developing Smart Grid environment.

Competition

We currently compete primarily within commercial and industrial markets, including hospitality, education, healthcare, public housing and government and military.  Within each target market, we offer savings through our intelligent energy management platform.  Our products offer significant competitive and complimentary benefits when compared with alternative offerings including Building Automation or Building Management Systems (BAS/BMS), static temperature occupancy-based systems, scheduling thermostats and high-efficiency HVAC systems.

We participate in a relatively small competitive field within the hospitality industry, with the majority of the energy management sales handled by fewer than seven manufacturers.  The key competitors in the market segment are Onity, Inc. Inncom International Inc. and Schneider Electric, with each offering comparable products to our standalone and networked energy management platforms.  Telkonet’s key differentiators in the hospitality segment include:

•	Recovery Time™ technology;

•	Mesh-networked platform;

•	Integration with property management systems;

•	Utility demand-based program integration;

•	Broad HVAC compatibility.

The educational space is a relatively new market for occupancy-based controls.  We’ve introduced our SmartEnergy, and EcoSmart platforms for use within student dormitories and classrooms, which traditionally have been an environment for BAS or BMS systems.  Since the dormitory environment is very similar to the hospitality market, we believe we offer similarly scaled energy savings.  Since the market is still in its infancy, very few comparable offerings have entered the market but competitors within the hospitality segment are beginning to respond.  Our SmartEnergy and EcoSmart platforms provide a significant advantage within the educational industry through:

•	Reduced cost as compared to BAS/BMS systems;

•	Ease of installation relative to traditional wired systems;

•	Range of product compatibility and

•	Centralized platform management.

The healthcare and government/military markets are very similar in scope when relating to energy management systems.  A key differentiator in these environments is the specific implementation that is being considered.  Each market utilizes BAS/BMS for wide scale energy management initiatives.  When specifically addressing housing environments including elderly care and assisted living environments and military dormitories or barracks, Telkonet’s SmartEnergy and EcoSmart platforms are able to provide increased energy savings and efficiency.  Competitors operating in the BAS/BMS space include Johnson Controls, Siemens, Trane and others.

Telkonet’s Series 5 Smart Grid networking products are targeted largely at the commercial sector.  Competitors in this space are providers of traditional wired connectivity including fiber, coax and Cat5 and Cat6 and wireless technologies, including cellular and Wi-Fi. Some of the specific products used within this space include RuggedCom, AT&T and Radius.

Telkonet’s EthoStream Hospitality Network competes with a wide variety of companies in the hospitality industry ranging from media companies to traditional HSIA solution providers.  Although this industry has many service providers, according to publicly available data, only a few HSIA service providers have significant customer bases. Those competitors include Guest-tek, Lodgenet, iBahn and AT&T.  Telkonet’s competitive advantage in the space includes its end-to-end approach to its service platform as well as its industry-leading hospitality HSIA gateway and web-based control center.

Inventory

While we are dependent, in certain situations, on a limited number of vendors to provide certain inventory and components, we’ve not experienced significant problems or issues purchasing any essential materials, parts or components.  We obtain the majority of our inventory from ATR Manufacturing, a Chinese company, which provides substantially all the manufacturing requirements for Telkonet’s energy management platform.  Telkonet has identified and begun to work with a secondary supplier for its energy management platform for supplier redundancy and disaster recovery.

Customers

We are neither limited to, nor reliant upon, a single or narrowly segmented customer base to derive our revenues.  Our current primary focus is in the hospitality, commercial, education, utility, healthcare and government/military markets and expanding into the consumer market as part of our long term strategic growth.

For the years ended December 31, 2011 and 2010, no single customer represented 10% or more of our revenues.  Recurring revenue distributed across a network of approximately 2,300 customers approximated $4,500,000 for the year ended December 31, 2011.

Intellectual Property

We acquired certain intellectual property by acquisition, including, but not limited to, Patent No: 5,395,042, titled “Apparatus and Method for automatic climate control,” and Patent No. D569, 279, titled “Thermostat.”  Patent No. 5,395,042 was issued by the United States Patent and Trademark Office (USPTO) in March 1995.  This invention calculates and records the amount of time needed for the thermostat to return the room temperature to the occupant’s set point once a person re-enters the room.  Patent No. D569,279 issued by the USPTO in May 2008 was granted on the ornamental design of a thermostat device.

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

Research & Development

During the years ended December 31, 2011 and 2010, we spent $775,329 and $1,130,383, respectively, on research and development activities.  In 2011 and 2010, research and development activities were largely focused on the development of Telkonet’s EcoSmart technology, first integrating mesh networking technologies for remote access and control over the product as well as a comprehensive web-based platform for control, monitoring and management.  The primary focus for development within the EthoStream Hospitality Network was related to features required by full-service hospitality customers including enhanced Dual-WAN support, idle user checking for increased property cross-marketing, and integration with external systems to allow payment, authentication, or quality of service differentiation among customers. Advancements in our Series 5 Smart Grid product line include the introduction of a low-cost CPE device to expand the potential customer base, advancements in coupling technology that allow customers to install Series 5 Smart Grid products without disconnecting power and development of a new DIN-rail style mounting bracket to ease installation in utility substations.

Other Information

Employees

As of April 13, 2012, we had 88 full-time employees.  During 2011, significant positions filled included an Executive Vice President of Sales, additional Sales Account Executives, a Marketing Coordinator and multiple engineering resources.  We continue to hire additional personnel to meet future operating requirements. We anticipate that we may need to hire additional staff in the areas of customer support, field services, engineering, sales and marketing, and administration.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors.  Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial and operating results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	our ability to settle sales tax obligations in a timely, cost-effective manner;

•	our ability to raise and generate working capital to meet our obligations in the ordinary course of business;

•	changes in general economic, industry and market conditions;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	failure of our products to operate as advertised;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel; and

•	investors’ general perception of us.

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

Our common stock is thinly traded and there may not be an active, liquid trading market for our common stock.

Our common stock is currently quoted on the Over the Counter Bulletin Board, or OTCBB.  However, there is no guarantee that our common stock will be actively traded on the OTCBB, or that the volume of trading will be sufficient to allow for timely trades.  Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active or if trading volume is limited.  In addition, if trading volume in our common stock is limited, trades of relatively small numbers of shares may have a disproportionate effect on the market price of our common stock.

In addition, some aspects of the OTCBB may deter investors from purchasing our common stock, which can suppress trading in our common stock.  For example, the OTCBB lacks the strict listing standards of a national stock exchange regarding corporate governance, a minimum stock price, and various matters which have to be approved by shareholders.  The only requirement for inclusion in the OTCBB is that the issuer be current in its SEC reporting requirements, and that the issuer obligates itself to file periodic reports and otherwise comply with those provisions of the 1934 Act applicable to it.  Shareholders of OTCBB companies frequently have difficulty in getting buy/sell orders filled promptly, and/or at expected prices.  OTCBB companies generally have lower trading volume, which contributes to the illiquidity of investing in such companies.  Trading activity on the OTCBB is not conducted as efficiently as trades of national stock exchange-listed securities.  There are no automated systems for negotiating trades on the OTCBB, so trades must be conducted by telephone by a broker-dealer.  In times of heavy market volume, the limitations of this process may increase the time it takes to make trades and the price of the stock may fluctuate in the interim.  These factors may make it difficult for investors to buy additional shares or to sell the shares that they hold.

Our common stock is subject to “Penny Stock” restrictions.

As long as the price of our common stock remains at less than $5 per share, we will be subject to so-called penny stock rules which could decrease our stock’s market liquidity.  The Securities and Exchange Commission has adopted regulations which define a “penny stock” to include any equity security that has a market price of less than $5 per share or an exercise price of less than $5 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require the delivery to and execution by the retail customer of a written declaration of suitability relating to the penny stock, which must include disclosure of the commissions payable to both the broker/dealer and the registered representative and current quotations for the securities.  Finally, the broker/dealer must send monthly statements disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Those requirements could adversely affect the market liquidity of our common stock.  There can be no assurance that the price of our common stock will rise above $5 per share so as to avoid these regulations.

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

The exercise of conversion rights, options and warrants outstanding and available for issuance may adversely affect the market price of our common stock.

As of December 31, 2011, we had outstanding employee options to purchase a total of 685,000 shares of common stock at exercise prices ranging from $0.14 to $5.60 per share, with a weighted average exercise price of $1.45. As of December 31, 2011, we had outstanding non-employee options to purchase a total of 425,000 shares of common stock at an exercise price of $1.00 per share. As of December 31, 2011, we had warrants outstanding to purchase a total of 14,711,864 shares of common stock at exercise prices ranging from $0.13 to $4.17 per share, with a weighted average exercise price of $0.50. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of our common stock.

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

We have identified material weaknesses in our internal controls as of December 31, 2011 that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

Based on an evaluation of our disclosure controls and procedures as of December 31, 2011, our management has concluded that, as of December 31, 2011, there were material weaknesses in our internal control over financial reporting relating to the need for a stronger internal control environment.  A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected.  In March 2012, the Company’s management recommended, and the Company’s Audit Committee concluded, that certain of our audited and interim financial statements would need to be restated as a result of certain adjustments and, as a result, could no longer be relied upon.  Until these material weaknesses in our internal control over financial reporting are remediated, there is reasonable possibility in the future that additional material misstatements of our annual or interim consolidated financial statements could occur in the future and not be prevented or detected by our internal controls in a timely manner.

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

We are currently defending one action alleging that we are in breach of obligations to make severance and other payments to a former employee.  If it is determined that we are in breach of any such obligations, we could be required to pay substantial damages to this former employee.

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

Our financial results may also be significantly impacted by certain accounting treatment of acquisitions, financing transactions or other matters. Such accounting treatment could have a material impact on our results of operations and have a negative impact on the price of our common stock.

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

In its report dated April 23, 2012, our independent auditors report on our consolidated financial statements for the year ended December 31, 2011 included an explanatory paragraph relating to our ability to continue as a going concern based on our net losses and deficits in cash flows from operations and negative working capital.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities or assets, or obtaining loans from financial institutions, where possible.  Our continued net operating losses and the uncertainty regarding contingent liabilities cast doubt on our ability to meet such goals.

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate acquisitions.

We are currently authorized to issue 190,000,000 shares of common stock under our Articles of Incorporation.  As of April 11, 2012, we have issued 104,349,507 shares of common stock and have approximately 156,073,569 shares of common stock committed for issuance after giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock.  Due to the limited number of authorized shares available for issuance and because of the significant competition for acquisitions, we may not able to consummate an acquisition until we increase the number of shares we are authorized to issue.  To facilitate the possibility and flexibility of raising additional capital or the completion of potential acquisitions, we would need to seek stockholder approval to increase the number of our authorized shares of common stock.  We can provide no assurance that we will succeed in amending our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue.  If we are not successful in raising sufficient additional capital, we may not be able to continue as a going concern and our shareholders may lose their entire investment.

We have a history of operating losses and an accumulated deficit and expect to continue to incur losses for the foreseeable future.

Since inception through December 31, 2011, we have incurred cumulative losses of $118,344,196 and have never generated enough funds through operations to support our business.  As of December 31, 2011, we have a working capital deficiency of $774,915.  Because of the numerous risks and uncertainties associated with our technology, the industry in which we operate, and other factors, we are unable to predict the extent of any future losses or when we will become profitable, if ever.  If we are unable to generate sufficient revenues from our operations to meet our working capital requirements for the next twelve months, we expect to finance our future cash needs through public or private equity offerings, debt financings and interest income earned on our cash balances.  We cannot be certain that additional funding will be available on acceptable terms, or at all.

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

A significant portion of our total assets consists of goodwill and intangible assets, which is subject to a periodic impairment analysis, and a significant impairment determination could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

In connection with the preparation of the Annual Report on Form 10-K, the management of the Company assessed and determined that the estimated carrying value of the Company’s Smart Systems International reporting unit exceeded its estimated fair value.  As a result, the Company recorded a material impairment charge of $3.1 million to goodwill for the year ended December 31, 2011.  We have goodwill and intangible assets of approximately $8.6 million and $1.7 million, respectively, at December 31, 2011 resulting from recent and past acquisitions.  We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year.  This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units.  These changes could result in an additional impairment of the existing goodwill balance in the future that could require a material non-cash charge to our results of operations.

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

We have a $300,000 outstanding term debt with the State of Wisconsin’s Department of Commerce that matures in December 2016.  Our debt agreement contains certain events of default, including, among other things, failure to pay, violation of covenants, and certain other expressly enumerated events.  The State of Wisconsin holds a first priority security interest in our assets. If we were to trigger an event of default under the agreement, it would have a significant negative impact on our business.

ITEM 2.  PROPERTIES.

The Company presently leases approximately 14,000 square feet of office space in Milwaukee, Wisconsin for its corporate headquarters.  The Milwaukee lease expires in March 2020.

The Company presently leases approximately 16,000 square feet of commercial office space in Germantown, Maryland.  The lease commitments expire in December 2015.  In July 2011, Telkonet executed a sublease agreement for 11,626 square feet of the office space in Germantown, Maryland.  The sublease term will expire in January 2013.  The subtenant received a one month rent abatement and has the option to extend the sublease from January 2013 to December 2015.

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

Defendant Ramada Worldwide, Inc. provided us with notice of the suit and demanded that we defend and indemnify it pursuant to a vendor direct supplier agreement between EthoStream and WWC Supplier Services, Inc., a Ramada affiliate (wherein we agreed to indemnify, defend and hold only Ethostream supported Ramada properties harmless from and against claims of infringement).  After a review of that agreement, it was determined that EthoStream owes the duty to defend and indemnify with respect to services provided by Telkonet to Ramada and it has assumed Ramada’s defense.  An answer on Ramada’s behalf was filed in U.S. District Court, for the Eastern District of Texas, Marshall Division on September 19, 2008.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “TKOI.”

The following table sets forth the quarterly high and low bid prices for our common stock for the years ended December 31, 2011 and 2010.

	High	Low
Year Ended December 31, 2011
First Quarter	$0.13	$0.09
Second Quarter	0.23	0.11
Third Quarter	0.23	0.12
Fourth Quarter	0.22	0.13
Year Ended December 31, 2010
First Quarter	$0.22	$0.13
Second Quarter	0.17	0.10
Third Quarter	0.29	0.13
Fourth Quarter	0.22	0.14

Record Holders

As of April 11, 2012, we had 193 shareholders of record and 104,349,507 shares of our common stock issued and outstanding.

Dividend Policy

The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.  It is also subject to certain contractual restrictions on paying dividends on its common stock under the terms of its’ Series A and B preferred stock.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  On an ongoing basis, we evaluate significant estimates used in preparing our consolidated financial statements including those related to revenue recognition, fair value of financial instruments, guarantees and product warranties, stock based compensation, potential impairment of goodwill and other long-lived assets, contingent liabilities and business combinations.  We base our estimates on historical experience, underlying run rates and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

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

Total revenues do not include sales tax as we consider ourselves a pass through conduit for collecting and remitting sales taxes.

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

Guarantees and Product Warranties

ASC 460-10, Guarantees requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company’s guarantees were issued subject to the recognition and disclosure requirements of ASC 460-10 as of December 31, 2011 and 2010.

The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made.  During the year ended December 31, 2011 and 2010, the Company experienced approximately between 3% and 8% of units returned. As of December 31, 2011 and 2010, the Company recorded warranty liabilities in the amount of $104,423 and $100,293, respectively, using this experience factor range.

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

Goodwill and Other Intangibles

In accordance with the accounting guidance on goodwill and other intangible assets, we perform an annual impairment test of goodwill at our reporting unit level and other intangible assets at our unit of account level, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.  Amortization is recorded for other intangible assets with determinable lives using the straight line method over the 12 year estimated useful life. Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method.  The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill.  We utilize a discounted cash flow valuation methodology to determine the fair value of the reporting unit.  This approach is developed from management’s forecasted cash flow data.  If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired.  If the carrying amount exceeds fair value, we calculate an impairment loss.  Any impairment loss is measured by comparing the implied fair value of goodwill to the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss.

Significant assumptions used in our goodwill impairment test at December 31, 2011 included:  expected revenue growth rates, operating unit profit margins, working capital levels, discount rates of 12.9% and 17.5% for Ethostream and SSI, respectively and a terminal value multiple. The expected future revenue growth rates and the expected operating unit profit margins were determined after considering our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

The table below provides the reporting units’ estimated fair and carrying values, which were determined as part of our annual goodwill impairment test performed at December 31, 2011.

(in $000s)	Ethostream	SSI

Estimated carrying values	$8,425	$7,055
Estimated fair values	$10,379	$4,000
Estimated fair values in the event of a 2% decrease in discount rate	$11,138	$4,450
Estimated fair values in the event of a 2% increase in discount rate	$9,691	$3,594
Goodwill impairment for year ended December 31, 2011	$0	$3,100

At December 31, 2011, the Company has determined that a portion of the value Smart Systems International’s goodwill has been impaired based upon management’s assessment of operating results and forecasted discounted cash flow and has recorded an impairment charge of $3,100,000. The goodwill and intangible asset impairment charge is non-cash in nature and does not impact our liquidity, cash flows provided by operating activities or future operations.

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

Contingent Liabilities - Sales Tax

The Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure.  Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $1,100,000 accrued at the year ended December 31, 2011.  The Company intends to manage the liability by (1) confirming if customer’s self-assessed and remitted tax to the applicable state(s) absent from our transactions (2) confirming if customers were subjected to a state audit and if so did it result in the customer paying tax absent from our transaction (3) invoicing customers for the back taxes and (4) establishing voluntary disclosure agreements with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $620,000, not including any applicable interest and penalties.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

The table below outlines our product versus recurring revenues for comparable periods:

	Year Ended December 31,
	2011		2010 (As Restated)		Variance

Product	$6,654,282	60%	$6,632,108	61%	$22,174	0%
Recurring	4,526,680	40%	4,328,080	39%	198,600	5%
Total	$11,180,962	100%	$10,960,188	100%	$220,774	2%

Product revenue
For the year ended December 31, 2011, product revenue was primarily attributable to the sale and installation of SmartGrid and broadband networking equipment, including EcoSmart technology, Telkonet Series 5 and Telkonet iWire products.  We market and sell to the hospitality, education, healthcare and government/military markets.  The EcoSmart product suite consists of thermostats, sensors, controllers, wireless networking products and a control platform. The Telkonet Series 5 and the Telkonet iWire products consist of the Telkonet Gateways, Telkonet Extenders, the patented Telkonet Coupler, and Telkonet iBridges.

For the year ended December 31, 2011, product revenue remained materially unchanged when compared to the prior year.  Product revenue in 2011 included approximately $4.03 million attributed to the sale and installation of energy management products, approximately $2.36 million for the sale and installation of HSIA products, and approximately $0.26 million attributable to the sale of Telkonet Series 5 Smart Grid products.   Since our sales of energy management and HSIA products are capital intensive, specifically in the hospitality market, we have been impacted by the slow and tenuous economic recovery.  We expect to see sales growth in 2012 from the addition and/or renewal of energy savings initiatives in the commercial sector and maximizing opportunities involving energy service companies.

Recurring Revenue
Recurring revenue is primarily attributed to recurring services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. The recurring revenue consists primarily of HSIA support services and advertising revenue.  Advertising revenue is based on impression-based statistics for a given period from customer site visits to the Company’s login portal page under the terms of advertising agreements entered into with third-parties.  A component of our recurring revenue is derived from fees, less pay back costs, associated with approximately 1% of our hospitality customers who do not internally manage guest-related, internet transactions.

Recurring revenue includes approximately 2,300 hotels in our broadband network portfolio.  We currently support approximately 221,000 HSIA rooms, with approximately 4.6 million monthly users.  For the year ended December 31, 2011, recurring revenue increased by 5% when compared to the prior year.  The increase of recurring revenue was primarily attributed to new advertising revenue and new HSIA customers added in 2011.

Cost of Sales

	Year ended December 31,
	2011		2010 (As Restated)		Variance

Product	$3,820,753	57%	$3,902,183	59%	$(81,430)	-2%
Recurring	1,146,252	25%	1,258,610	29%	(112,358)	-9%
Total	$4,967,005	44%	$5,160,793	47%	$(193,788)	-4%

Product Costs
Costs of product sales include equipment and installation labor related to the sale of SmartGrid and broadband networking equipment, including EcoSmart technology, Telkonet Series 5 and Telkonet iWire.  For the year ended December 31, 2011, product costs decreased by 2% when compared to the prior year. The decrease was due to decreased product cost and operational efficiencies in inventory and logistics.

Recurring Costs
Recurring costs are comprised of labor and telecommunication services for our Customer Service department.  For the year ended December 31, 2011, recurring costs decreased by 9% when compared to the prior year.  This decrease was primarily due to the elimination of an inter-departmental allocation related to post installation service calls.  As the economy recovers, and we continued to add new HSIA customers to our portfolio, we may need to hire additional support center staff which may affect our recurring product costs and margins.

Gross Profit

	Year ended December 31,
	2011		2010 (As Restated)		Variance

Product	$2,833,529	43%	$2,729,925	41%	$103,604	4%
Recurring	3,380,428	75%	3,069,470	71%	310,958	10%
Total	$6,213,957	56%	$5,799,395	53%	$414,562	7%

Product Gross Profit
The gross profit on product revenue for the year ended December 31, 2011 increased by 4% compared to the prior year period as a result of decreased product cost and operational efficiencies in inventory and logistics.

Recurring Gross Profit
Our gross profit associated with recurring revenue increased by 10% for the year ended December 31, 2011.  The increase was mainly due to an increase in advertising revenue which yields higher gross margins, coupled with post installation service call cost allocation reductions

Operating Expenses

	Year ended December 31,
	2011	2010 (As Restated)	Variance

Total	$8,796,431	$7,203,906	$1,592,525	22%

During the year ended December 31, 2011, operating expenses increased by 22% when compared to the prior year.  This increase is primarily related to a goodwill impairment charge on Smart Systems International of $3,100,000.  Excluding this non-cash charge, operating expenses would have decreased by 21% due to the overall reduction in research and development activities, professional fees, interest and factoring expense and our other costs as a result of ongoing restructuring activities.

Research and Development

	Year ended December 31,
	2011	2010 (As Restated)	Variance

Total	$775,329	$1,130,383	$(355,054)	-31%

Our research and development costs related to both present and future products are expensed in the period incurred.  Total expenses for research and development decreased by 31% for the year ended December 31, 2011, primarily attributed to the reduction in staffing.  Current research and development costs are associated with the continued development of next generation energy efficiency products.

Selling, General and Administrative Expenses

	Year ended December 31,
	2011	2010 (As Restated)	Variance

Total	$4,652,527	$5,720,141	$(1,067,614)	-19%

Selling, general and administrative expenses decreased for the year ended December 31, 2011 over the prior year by 19%.  This decrease was primarily the result of the overall reduction in professional fees, interest and factoring expense and our other costs as a result of ongoing restructuring activities.

Goodwill Impairment

	Year ended December 31,
	2011	2010 (As Restated)	Variance

Total	$3,100,000	$-	$3,100,000	100%

During the year ended December 31, 2011, the Company recorded a goodwill impairment charge on Smart Systems International.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital deficit (current liabilities in excess of current assets) decreased by $4,135,823 during the year ended December 31, 2011 from a working capital deficit of $4,910,738 at December 31, 2010 to working capital deficit of $774,915 at December 31, 2011.

Loss on Investments

On November 30, 2004, we entered into a Stock Purchase Agreement with Amperion, Inc., a privately held company. Amperion is engaged in the business of developing networking hardware and software that enables the delivery of high-speed broadband data over medium-voltage power lines. Pursuant to the Agreement, we invested $500,000 in Amperion in exchange for 11,013,215 shares of Series A Preferred Stock for an equity interest of approximately 4.7%.  We accounted for this investment under the cost method; we do not have the ability to exercise significant influence over operating and financial policies of the investee.

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

Business Loan

On September 11, 2009, we entered into a Loan Agreement to borrow an aggregate principal amount of $300,000 from the Wisconsin Department of Commerce (“Department”).  The outstanding principal balance on the loan bears interest at the annual rate of 2%.  Payment of interest and principal is to be made in the following manner:  (a) payment of any and all interest that accrues from the date of disbursement commences on January 1, 2010 and continues on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, we are obligated to pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which will include all remaining principal, accrued interest and other amounts owed by us to the Department under the Loan Agreement.  We may prepay amounts outstanding under the loan in whole or in part at any time without penalty.  The loan is secured by substantially all of our assets and the proceeds from this loan were used for our working capital requirements.  The outstanding borrowing under the agreement at December 31, 2011 was $252,454.

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

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and is due on March 31, 2014.   Note #1 may be prepaid in whole or in part, without penalty at any time, however scheduled payments are due on June 30, 2012 and June 30, 2013.  Payments will be applied first to accrued but unpaid interest and then to principal.  Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Provided these provisions are met, the Company could potentially retire Note #1 prior to its expiration date.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid.

Promissory Note #2

From the sale of its Series 5 PLC product line assets, the Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the third party with an unsecured one-year promissory note (“Note #2”) for $50,000. The outstanding principal balance bears interest at the annual rate of 5.25% and is due on March 4, 2012. The monthly payment of principal and interest is $4,385.  However Note #2 is due immediately if the Company (a) receives three million ($3,000,000) dollars in aggregate in new debt or equity financing, (b) attains one million ($1,000,000) dollars in Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for any reporting quarter or (c) becomes insolvent.  Note #2 may be prepaid in whole or in part, without penalty at any time.  Payments are applied first to accrued but unpaid interest and then to principal. The outstanding principal balance as of December 31, 2011 is $12,746. This note was paid in full subsequent to year end.

Proceeds From the Issuance of Series B Preferred Stock

On August 4, 2010, the Company entered into a Securities Purchase Agreement in connection with a private placement of 267 shares Series B Convertible Redeemable Preferred Stock, par value $0.001 per share and warrants to purchase an aggregate of 5,134,626 shares of common stock, par value $0.001 per share. The Series B shares were sold at a price per share of $5,000 and the Warrants have an exercise price of $0.13, which is equal to the closing bid price of a share of common stock on August 4, 2010. The Company completed Private Placement on August 6, 2010 and received gross proceeds of $1,335,000 from the sale of these Series B shares and Warrants.

On April 8, 2011, the Company entered into a Securities Purchase Agreement in connection with a Private Placement of 271 shares of Series B Convertible Redeemable Preferred Stock, par value $0.001 per share, and warrants to purchase an aggregate of 5,211,542 shares of common stock, par value $0.001 per share.  The Series B shares were sold for $5,000 per share and the warrants have an exercise price of $0.13, which is equal to the closing bid price of a common stock share on August 4, 2010, the date of the original issuance of Series B shares.  The Company completed the private placement on April 8, 2011 and received gross proceeds of $1,355,000 from the sale of these Series B shares and warrants.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company.  Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of of $2,690,000 and second, Series A with a preference value of $1,075.000.  With relation to dividends, both series of preferred stock are equal in their preference over common stock, as of December 31, 2011.

Convertible Debentures

On May 30, 2008, we entered into a Securities Purchase Agreement with YA Global Investments LP (YA Global) pursuant to which we sold to YA Global up to $3,500,000 of secured convertible debentures and warrants to purchase up to 2,500,000 shares of our common stock.  In November 2009 and August 2010, we issued additional warrants to purchase, in aggregate, up to 9,230,769 shares of our common stock pursuant to anti-dilution provisions in their existing warrant agreement.

The debentures accrued interest at a rate of 13% per annum and had a maturity date of May 29, 2011.  We were permitted to redeem the debentures at any time, in whole or in part, by paying a redemption premium equal to 15% of the principal amount of debentures being redeemed, so long as an “Equity Conditions Failure” (as defined in the debentures) is not occurring at the time of such redemption

On February 20, 2009, we and YA Global entered into an Agreement of Clarification pursuant to which we agreed with YA Global that interest accrued as of December 31, 2008, in the amount of $191,887 would be added to the principal amount outstanding under the debentures and that each debenture be amended to reflect the applicable increase in principal amount.

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

In the first quarter of 2011, the Company retired substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and canceled the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note for $50,000 described in “Promissory Note 2” above.

Cash flow analysis

 Cash used in operations was $429,647 and $1,334,926 during the periods ended December 31, 2011 and 2010, respectively. As of December 31, 2011, our primary capital needs included business strategy execution, inventory procurement and managing current liabilities.

Cash provided from investing activities from operations was $915,645 during the period ended December 31, 2011 and cash used for investing activities was $4,800 during the period ended December 31, 2010.  During the period ended March 31, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets for $1,000,000 in cash.

Cash provided from financing activities was $339,063 and $971,886 during the periods ended December 31, 2011 and 2010 respectively. The Company completed a private placement of Series B preferred stock for proceeds of approximately $1.4 million, issued a note payable for proceeds of $0.7 million and repaid convertible debentures of approximately $1.6 million during 2011. During the period ended December 31, 2010, we completed a private placement of Series B preferred stock for proceeds for $1.3 million. The Company made repayments on our working capital line of credit used for inventory purchases of approximately $0.4 million in 2010.

 We have undertaken efforts to reduce the amount of cash required for operations by trimming operating costs and reducing staff levels.  In addition, we are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

 Due to the retirement of the Company’s approximately $1.6 million senior convertible debentures in the first quarter of 2011, the sale of Series B Convertible Redeemable Preferred Stock in the second quarter and our year to date operating results, the Company was able to meet its cash flow requirements for fiscal 2011.

 Our independent registered public accountants report on our consolidated financial statements for the year ended December 31, 2011 includes an explanatory paragraph relating to our ability to continue as a going concern. We have incurred operating losses in the past years and we are dependent upon our ability to develop profitable operations and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible.  These factors, among others, raise doubt about our ability to continue as a going concern and may also affect our ability to obtain financing in the future.

Management expects that global economic conditions will continue to present a challenging operating environment through 2012; therefore working capital management will continue to be a high priority for 2012.

The Company intends to manage the approximate $1,100,000 sales tax liability by (1) confirming if customer’s self-assessed and remitted tax to the applicable state(s) absent from our transactions (2) confirming if customers were subjected to a state audit and if so did it result in the customer paying tax absent from our transaction (3) invoicing customers for the back taxes and (4) establishing voluntary disclosure agreements with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $620,000, not including any applicable interest and penalties.

Additional financing may be required in order to meet our current and projected cash flow requirements from operations.  We cannot predict whether this new financing will be in the form of equity or debt.  We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

New Accounting Pronouncements

See Note C of the Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 8.  FINANCIAL STATEMENTS.

See the Consolidated Financial Statements and Notes thereto commencing on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 26, 2011, the Audit Committee of the Board of Directors of Telkonet, Inc. (the “Company”) dismissed RBSM LLP as the Company’s independent registered public accounting firm, and appointed Baker Tilly Virchow Krause, LLP (“Baker Tilly”) as the Company’s new independent registered public accounting firm.

RBSM LLP’s reports on the Company’s consolidated financial statements for each of the years ended December 31, 2010 and 2009 contained an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the years ended December 31, 2010 and 2009, and the subsequent interim period through May 26, 2011 and including the period through April 23, 2012, the completion of the restatement process of the Company’s consolidated financial statements for the year ended December 31, 2010, there were no disagreements between the Company and RBSM LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to RBSM LLP’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements of the Company for such years.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. Due to the lack of a segregation of duties and the failure to implement adequate internal control over financial reporting, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

With the participation of our Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, failure to implement adequate internal control over financial reporting and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  We do expect to retain additional personnel to remediate these control deficiencies in the future.

These control deficiencies could result in a misstatement of account balances resulting in a more than remote likelihood that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above constitute material weaknesses.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2011 are fairly stated, in all material respects, in accordance with GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

During the year ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table furnishes the information concerning the Company’s directors and officers as of April 15, 2012. The directors of the Company are elected every year and serve until their successors are duly elected and qualified.

Name	Age	Position
Jason L. Tienor	37	President and Chief Executive Officer and Director
Jeffrey J. Sobieski	36	Chief Operating Officer
Gerrit J. Reinders	50	Executive V.P. Global Sales and Marketing
Richard E. Mushrush	43	Acting Chief Financial Officer
Matthew P. Koch	34	Vice President of Operations
William H. Davis	54	Chairman of the Board (1)(2)
Glenn A. Garland	55	Director (1)(2)

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

Gerrit J. Reinders joined Telkonet in March 2011. Prior to joining Telkonet Mr. Reinders was Vice President of Sales at Energy Focus, Inc. Prior to his recruitment to Energy Focus, Mr. Reinders held the position of Director of Global Energy and Sustainability Programs at Johnson Controls where he was awarded the “Chairman’s Award”, the highest employee recognition offered at Johnson Controls, for delivering a new transformational business model which yielded triple bottom line results. Having held executive sales & marketing positions with Invensys, Whisper Communications and multiple roles within Johnson Controls, Mr. Reinders possesses extensive experience with Clean Technology, Smart Grid and Performance Contracting. Mr. Reinders is a longstanding active member of the board of directors of the National Association of Energy Services Companies and has also served on the board of the Energy Services Coalition. While at Johnson Controls, Mr. Reinders was an executive member of the Environmental Roundtable and the Sustainability Advisory Board and represented Johnson Controls for the EPA Climate Leaders and Energy Star programs. Mr. Reinders actively participates as a public speaker and author in the Clean Technology space contributing to publications including Building Operating Management, Facilities Maintenance Solutions, Corporate Real Estate Leader Magazine and Consulting – Specifying Engineer.

Richard E. Mushrush was appointed our Acting Chief Financial Officer in November 2010.  Mr. Mushrush had served as our Controller since his hire in January 2009.  From 2004 until his employment with us, Mr. Mushrush served as a Controller and Business Unit Manager for a division of Illinois Tool Works.

Matthew P. Koch, Vice President of Operations, joined Telkonet in March 2007, following the acquisition of EthoStream, where he was a systems engineer from 2004 to 2007. Prior to EthoStream, from 1998 to 2000 and from 2001 to 2004, Mr. Koch was a system administrator for Geneva OnLine, a regional Internet service provider specializing in wireless broadband Internet access, managing system administration and integration for web hosting, billing systems, and workflow automation.  He received a Bachelors of Business Administration in Management Computer Systems from the University of Wisconsin Whitewater.

William H. Davis has served as a director since September 2010 and was appointed Chairman of the Board in November of 2011. Mr. Davis is Managing Director of Empirical Asset Management, a Boston-based quantitative asset management company, which he co-founded in 2010. Prior to joining Empirical, Mr. Davis was founder and CEO of Ze-gen, a renewable energy company focused on converting ordinary waste materials into renewable syngas, for use in a wide variety of commercial and industrial applications. Under Mr. Davis’ leadership, Ze-gen successfully raised $35 million through three equity rounds, demonstrated its proprietary technology, and recruited a world-class management team and advisory board. Prior to founding Ze-gen, Mr. Davis’ career in business has included launching numerous companies: Database Marketing Corporation in 1986, Holland Mark in 1997, and Cambridge Brand Analytics in 2003. Mr. Davis serves on the Board of Directors of Boston Harbor Islands National Park, was appointed by Governor Deval Patrick to the Board of Commonwealth Corporation, serves on the President’s Council for CERES. Mr. Davis graduated from Connecticut College. We believe Mr. Davis’ qualifications to sit on our Board of Directors include his extensive executive leadership and management experience.

Glenn A. Garland was appointed as a director November 30, 2011. Mr. Garland is currently president of CLEAResult, an Austin, Texas-based energy optimization firm that operates energy efficiency and renewable energy programs for utility companies, government organizations and private businesses across the country. Mr. Garland has been in the energy efficiency industry for over 25 years, consulting with businesses, utilities, and government agencies at the international, federal, state, and local levels and has extensive expertise in energy efficiency strategy, market transformation, and performance contracting. Mr. Garland managed the marketing, outreach, and implementation for a variety of the U.S. EPA national ENERGY STAR® programs as well as serving as its National Implementation Manager for the ENERGY STAR Buildings and Green Lights® Partnership and the ENERGY STAR HVAC Team. Mr. Garland holds a B.S. in Management and Marketing from Clemson University.

Audit Committee

The Company maintains an Audit Committee of the Board of Directors. For the year ended December 31, 2011, Messrs. Davis, Garland and Paoni served on the Audit Committee. The Company’s Board of Directors has determined that each of Messrs. Garland and Paoni is a “financial expert” as defined by Item 407 of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company’s Board of Directors also has determined that each of Messrs.  Garland and Paoni are “independent” as such term is defined in Rule 10A-3 promulgated under the Securities Exchange Act of 1934. The Board of Directors has adopted an audit committee charter, which was ratified by the Company’s stockholders at the 2004 Annual Meeting of Stockholders. Mr. Paoni submitted his resignation as a member of Telkonet, Inc.’s Audit Committee effective November 30, 2011.

Compensation Committee

The Company maintains a Compensation Committee of the Board of Directors. For the year ended December 31, 2011, Messrs. Davis, Garland and Paoni served on the Compensation Committee. Mr. Paoni submitted his resignation as a member of the Compensation Committee effective November 30, 2011.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain of our officers to file reports of holdings and transactions in shares of Telkonet common stock with the Securities and Exchange Commission. Based on our records and other information, we believe that in 2011 our directors and our officers who are subject to Section 16 met all applicable filing requirements, with the following exceptions: late Forms 3 were filed on behalf of Mr. Mushrush, Mr. Koch and Mr. Reinders, two late Forms 4 were filed on behalf of each Mr. Davis and Mr. Paoni in connection with issuances of common stock under the director compensation policy, one late Form 4 was filed on behalf of Mr. Paoni in connection with a sale of common stock and one late Form 4 was filed on behalf of Mr. Reinders in connection with his acquisition of common stock.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth certain information with respect to compensation for services in all capacities for the years ended December 31, 2011 and 2010 to our Chief Executive Officer (principal executive officer) and two other most highly compensated executive officers who were serving as such as of December 31, 2011.  We refer to these officers as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)
Jason L. Tienor	2011	$200,000	(1)	$20,000	$0	$8,400	(3)	$228,400
President and Chief Executive Officer	2010	$200,000		$0	$50,000	$8,400	(3)	$258,400
Jeffrey J. Sobieski	2011	$190,000	(2)	$20,000	$0	$8,400	(3)	$218,400
Chief Operating Officer	2010	$190,000		$0	$50,000	$8,400	(3)	$248,400
Richard E. Mushrush	2011	$110,000		$0	$0	$0		$110,000
Acting Chief Financial Officer	2010	$70,000		$0	$0	$0		$70,000
Gerrit J. Reinders	2011	$150,000		$0	$0	$0		$150,000
EVP- Global Sales and Marketing (4)
Matthew P. Koch	2011	$105,000		$0	$0	$0		$105,000
VP - Operations	2010	$95,000		$0	$0	$0		$95,000

(1)	Mr. Tienor had accrued and unpaid salary for the years ended December 31, 2011 and 2010 of $0 and $13,649.
(2)	Mr. Sobieski had accrued and unpaid salary for the years ended December 31, 2011 and 2010 of $0 and $18,738.
(3)	Other compensation represents monthly car allowance paid to certain Telkonet executives.
(4)	Mr. Reinders commenced employment with the Company as of March 1, 2011.

Employment Agreements

Jason L. Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement which provides, among other things, for an annual base salary of $200,000 per year and bonuses and benefits based on our internal policies and participation in our incentive and benefit plans.  Additional terms of the employment agreement are described under "Potential Payments upon Termination or Change in Control" below.  Notwithstanding his employment agreement’s expiration, Mr. Tienor continues to be employed and to perform services pursuant to the terms of his employment agreement pending completion of a replacement agreement.

Jeffrey J. Sobieski, Chief Operating Officer, is employed pursuant to an employment agreement which provides for a base salary of $190,000 per year and bonuses and benefits based upon our internal policies and participation in our incentive and benefit plans.  Additional terms of the employment agreement are described under "Potential Payments upon Termination" below.  Notwithstanding his employment agreement’s expiration, Mr. Sobieski continues to be employed and to perform services pursuant to the terms of his employment agreement pending completion of a replacement agreement.

In addition to the foregoing, stock options are periodically granted to employees under the Company’s equity incentive plans at the discretion of the Compensation Committee of the Board of Directors. Executives of the Company are eligible to receive stock option grants, based upon individual performance and the performance of the Company as a whole.

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

Beginning in January 2012, the Company implemented a 401(k) employer match of 100% of employee salary deferrals, not to exceed 4% of compensation.  Matches immediately vest and coincide with each payroll deferral period.

Outstanding Equity Awards at Fiscal Year-End Table

The Company considers employee stock options a component of the compensation package necessary to attract, retain and motivate key employees. The value of these options is dependent upon an increase in the Company’s stock price relative to the exercise price, which is determined on the date of grant. Due to declines in the Company’s stock price, the exercise prices of the options held by Messrs. Tienor, Sobieski and Koch exceeded the Company’s recent stock price to the extent that the Compensation Committee became concerned that their original incentive value had been substantially depleted. In order to restore the incentive value of the stock options held by these key executives, the Compensation Committee determined that it was in the best interests of the Company to modify Messrs. Tienor, Sobieski and Koch’s stock options based on the Company’s stock closing price on December 30, 2011.

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2011 for the Named Executive Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)		Option Expiration Date
Jason L. Tienor	87,842	12,158	(1)	0	$0.14	(5)	8/10/2017 (4)
Jeffrey J. Sobieski	38,636	11,364	(2)	0	$0.14	(5)	2/19/2018 (4)
Matthew P. Koch	25,000	-	(3)	0	$0.14	(5)	1/18/2018 (4)

(1)	Mr. Tienor’s options were granted on August 10, 2007 and vest ratably on a quarterly basis over a five year period.
(2)	Mr. Sobieski’s options were granted on February 19, 2008 and vest ratably on a quarterly basis over a five year period.
(3)	Mr. Koch’s options were granted on January 18, 2008 and vest ratably on a quarterly basis over a one year period.
(4)	All options granted in accordance with the Plan have an outstanding term equal to the shorter of ten years, or the expiration of the Plan. The Plan expires ten years from the grant date.
(5)	The exercise price for Mr. Tienor was modified from $1.80 and the exercise prices for Messrs. Sobieski and Koch were modified from $1.00 as of December 31, 2011.
(6)	This table does not include disclosure of outstanding warrants held by any of our Named Executive Officers.

Potential Payments upon Termination

Each of Mr. Tienor’s and Mr. Sobieski’s Employment Agreements obligate the Company to continue to pay each executive’s base salary and provide continued participation in employee benefit plans for the duration of the term of their employment agreements in the event such executive is terminated without “cause” by the Company or if the executive terminates his employment for “good reason.” “Cause” is defined as the occurrence of any of the following: (i) theft, fraud, embezzlement, or any other act of dishonesty by the executive; (ii) any material breach by the executive of any provision of the employment agreement which breach is not cured within a reasonable time (but not to exceed thirty (30) days after written notification thereof to the executive by the Company); (iii) any habitual neglect of duty or misconduct of the executive in discharging any of his duties and responsibilities under the employment agreement after a written demand for performance was delivered to the executive that specifically identified the manner in which the board believed the executive had failed to discharge his duties and responsibilities, and the executive failed to resume substantial performance of such duties and responsibilities on a continuous basis immediately following such demand; (iv) commission by the executive of a felony or any offense involving moral turpitude; or (v) any default of the executive’s obligations under the employment agreement, or any failure or refusal of the executive to comply with the policies, rules and regulations of the Company generally applicable to the Company’s employees, which default, failure or refusal is not cured within a reasonable time (but not to exceed thirty (30) days) after written notification thereof to the executive by the Company. If cause exists for termination, the executive shall be entitled to no further compensation, except for accrued leave and vacation and except as may be required by applicable law. “Good reason” is defined as the occurrence of any of the following: (i) any material adverse reduction in the scope of the executive’s authority or responsibilities; (ii) any reduction in the amount of the executive’s compensation or participation in any employee benefits; or (iii) the executive’s principal place of employment is actually or constructively moved to any office or other location 50 miles or more outside of Milwaukee, Wisconsin.

In the event the Company fails to renew the employment agreements upon expiration of the term, then the Company shall continue to pay the executive's base salary and provide the executive with continued participation in each employee benefit plan in which the executive participated immediately prior to expiration of the term. Mr. Tienor’s agreement calls for the salary and benefits to continue for a period of six months following expiration of the term. Mr. Sobieski’s agreement calls for the salary and benefits to continue for a period of four months following expiration of the term. Each of Messrs. Tienor and Sobieski has agreed not to compete with the Company or solicit any Company employees for a period of one year following expiration or earlier termination of the employment agreements.  Assuming Mr. Tienor’s and Mr. Sobieski’s employment agreements were terminated as of December 31, 2011, the total estimated compensation that would have been paid under each of these agreements would be approximately $177,000 in the aggregate.

Directors’ Compensation

We reimburse non-management directors for costs and expenses in connection with their attendance and participation at Board of Directors meetings and for other travel expenses incurred on our behalf.  Beginning in August 2010, each non-management director was compensated at a rate of $4,000 per month, paid quarterly in common stock priced as of the 15th of the applicable month and $500 for each committee meeting of the Board of Directors attended, paid quarterly in common stock priced as of the 15th of the applicable month.  Effective April 1, 2011, each non-management director was compensated at a rate of $5,000 per month, paid quarterly in common stock priced as of the 15th of the applicable month and $500 for each committee meeting of the Board of Directors attended, paid quarterly in common stock priced as of the 15th of the applicable month.

The following table summarizes all compensation paid to our directors in the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
William H. Davis	$0	$59,000	$0	$0	$0	$25,000	(2)	$84,000
Anthony J. Paoni (3)	0	53,000	0	0	0	0		53,000
Glenn A. Garland (4)	0	5,000	0	0	0	0		5,000
Joseph D. Mahaffey	0		0	0	0	0		0

(1)	Compensation earned by non-employee directors for services rendered during 2011, paid in shares of common stock.
(2)	Consulting Fees for 2009.
(3)	Mr. Paoni resigned from our Board of Directors on November 30, 2011.
(4)	Mr. Garland was appointed to on our Board of Directors starting November 30, 2011.
(5)	Mr. Mahaffey resigned from our Board of Directors on February 28, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,145,784	$1.28	14,350,800
Equity compensation plans not approved by security holders	-	-	-

Total	3,145,784	$1.28	14,350,800

A total of 1,110,000 shares are issued under the Telkonet, Inc Stock Option Plan – 2002, which will terminate on the close of business April 23, 2012.

The following table sets forth, as of March 31, 2012, the number of shares of the Company’s common stock, Series A convertible, redeemable preferred stock and Series B convertible, redeemable preferred stock, beneficially owned by each director and executive officer of the Company, by all directors and executive officers as a group, and by each person known by the Company to own beneficially more than 5.0% of the Company’s outstanding common stock and Series A convertible, redeemable preferred stock.

	Common Stock		Series A Preferred Stock
Name and Address (1)	Number of Shares (2)	Percentage of Class	Number of Shares	Percentage of Class	Percentage of Voting Securities
Directors and Executive Officers
Jason L. Tienor, President, Chief Executive Officer and Director	1,227,647	1.1%	4	1.9%	*	(3)
Jeffrey J. Sobieski, Chief Operating Officer	1,161,664	1.0%	4	1.9%	*	(4)
William H. Davis, Chairman	958,472	*	0	*	*	(5)
Glenn A. Garland, Director (6)	115,042	*	0	*	*	(7)
Gerrit J. Reinders, Executive V.P. of Global Sales and Marketing	18,805	*	0	*		(8)
Matthew P. Koch, Vice President of Operations	25,000	*	0	*		(9)
All Directors and Executive Officers as a group (six persons)	3,506,630	3.2%	8	3.8%	3.2%
_________________
*           Less than 1%

(1)	Unless otherwise indicated, the address of each named holder is in care of Telkonet, Inc., 10200 Innovation Drive, Suite 300, Milwaukee, WI 53226.
(2)
According to Securities and Exchange Commission rules, beneficial ownership includes shares as to which the individual or entity has voting power or investment power and any shares, which the individual or entity has the right to acquire within 60 days of the date of this table through the exercise of any stock option or other right.

(3)
Includes 1,049,421 shares of our common stock, options exercisable within 60 days to purchase 92,826 shares of our common stock at $0.14 per share, 55,096 shares of common stock issuable upon conversion of shares of our Series A convertible redeemable preferred stock, and warrants to purchase 30,304 shares of our common stock at an exercise price of $0.33 per share.

(4)
Includes 1,035,136 shares of our common stock, options exercisable within 60 days to purchase 41,128 shares of our common stock at $0.14 per share, 55,096 shares of common stock issuable upon conversion of shares of our Series A convertible redeemable preferred stock, and warrants to purchase 30,304 shares of our common stock at an exercise price of $0.33 per share.

(5)	Includes 958,472 shares of common stock.
(6)	Mr. Garland was appointed to our Board of Directors effective November 30, 2011.
(7)	Includes 115,042 shares of common stock.
(8)	Includes 18,805 shares of common stock.
(9)	Includes options exercisable within 60 days to purchase 25,000 shares of our common stock at $0.14 per share,

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Description of Related Party Transactions

Several of our officers and directors participated in our November 2009 private placement of Series A convertible redeemable preferred stock and warrants.  On November 16, 2009, we entered into an Executive Officer Reimbursement Agreement with each of Messrs. Tienor, Sobieski and Leimbach, our Chief Executive Officer, Chief Operating Officer and our then Chief Financial Officer, respectively, pursuant to which these executive officers participated in the private placement by converting a portion of our outstanding indebtedness owed to them into shares of Series A convertible redeemable preferred stock and warrants to purchase shares of our common stock.  Mr. Tienor converted $20,000 of outstanding indebtedness into four shares of Series A convertible redeemable preferred stock (convertible into 55,096 shares of common stock) and warrants to purchase 30,304 shares of common stock; Mr. Leimbach converted $10,000 of outstanding indebtedness into two shares of Series A convertible redeemable preferred stock (convertible into 27,548 shares of common stock) and warrants to purchase 15,152 shares of common stock; and Mr. Sobieski converted $20,000 of outstanding indebtedness into four shares of Series A convertible redeemable preferred stock (convertible into 55,096 shares of common stock) and warrants to purchase 30,304 shares of common stock.  Anthony J. Paoni, our then Chairman of the Board of Directors, also participated in the private placement, purchasing five shares of Series A convertible redeemable preferred stock (convertible into 68,870 shares of common stock) and warrants to purchase 37,880 shares of common stock, for an aggregate purchase price of $25,000.

From time to time the Company may receive advances from certain of its officers to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  As of December 31, 2010, the Company owed loan balances in the amount of $12,563 to Mr. Tienor and $12,551 to Mr. Sobieski.  As of December 31, 2011, amounts owed have been paid in full.  As of December 31, 2010, the Company owed deferred salary payments in the amount of $26,711 to Mr. Tienor and $30,366 to Mr. Sobieski.  As of December 31, 2011, the Company did not owe any deferred salary balances.

Indemnification Agreements

On March 31, 2010, the Company entered into Indemnification Agreements with directors Anthony J. Paoni, and William H. Davis, and executives Jason L Tienor, President and Chief Executive Officer and Jeffrey J. Sobieski, Chief Operating Officer. On November 3, 2010, the Company entered into an Indemnification Agreement with Richard E. Mushrush, Acting Chief Financial Officer.

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

Director Independence

The Board of Directors has determined that Messrs. Davis, Garland, Mahaffey and Paoni are “independent” under the listing standards of the NYSE AMEX.  Mr. Mahaffey submitted his resignation as a member of the Telkonet Board of Directors effective February 28, 2011. Mr. Paoni submitted his resignation as a member of the Telkonet Board of Directors effective November 30, 2011. Messrs. Davis and Garland serve on, and are the only members of, the Company’s Audit Committee and Compensation Committee.  Although the Company does not maintain a standing Nominating Committee, nominees for election as directors are considered and nominated by a majority of the Company’s independent directors in accordance with the NYSE AMEX listing standards. “Independence” for these purposes is determined in accordance with Section 121(A) of the NYSE AMEX Rules and Rule 10A-3 under the Securities Exchange Act of 1934.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to the Company by Baker Tilly Virchow Krause LLP and RBSM LLP during the fiscal years ended December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010
1. Audit Fees - Baker Tilly Virchow Krause LLP	$127,000	$-
2. Audit Fees - RBSM, LLP	-	157,900
3. Audit Related Fees - RBSM, LLP	7,500	14,225
4. Tax Fees – Baker Tilly Virchow Krause LLP	44,541	--
5. All Other Fees	--	--
Total Fees	$179,041	$172,125

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Baker Tilly Virchow Krause LLP and RBSM LLP in connection with statutory and regulatory filings or engagements.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, which are not reported under “Audit Fees.” Tax fees consist of fees billed for professional services for tax return preparation and filing, compliance, advice and planning. The tax fees relate to federal and state income tax reporting requirements.  All other fees consist of fees for products and services other than the services reported above.

Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company’s Audit Committee Charter, the independent auditors and management are required to report to the Company’s audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit fees, audit-related fees, tax fees and other fees incurred by the Company for the year ended December 31, 2011 were approved by the Company’s audit committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Baker Tilly Virchow Krause LLP on Consolidated Financial Statements as of and for the year ended December 31, 2011

Report of RBSM LLP on Consolidated Financial Statements as of and for the year ended December 31, 2010

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years ended December 31, 2011 and 2010

Consolidated Statements of Equity for the Years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for Years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

Additional Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes

	(3)	Exhibits required to be filed by Item 601 of Regulation S-K

See Exhibit Index located immediately following this Item 15

The exhibits filed herewith are attached hereto (except as noted) and those indicated on the Exhibit Index which are not filed herewith were previously filed with the Securities and Exchange Commission as indicated.

 EXHIBIT INDEX

 The following exhibits are included herein or incorporated by reference:

Exhibit Number	Description Of Document
2.1	MST Stock Purchase Agreement and Amendment (incorporated by reference to our 8-K filed on February 2, 2006)
2.2	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K filed on March 2, 2007)
2.3	Unit Purchase Agreement by and among Telkonet, Inc., EthoStream, LLC and the members of EthoStream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K filed on March 16, 2007)
2.4	Asset Purchase Agreement by and between Telkonet Inc. and Dynamic Ratings, Inc. dated as of March 4, 2011(incorporated by reference to our Form 8-K filed on March 9, 2011)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
3.3	Amendment to Articles of Incorporation (incorporated by reference to our Form 8-K (No. 001-31972), filed November 18, 2009)
3.4	Amendment to the Articles of Incorporation (incorporated by reference to our Form 8-K filed on August 9, 2010)
3.5	Amendment to the Articles of Incorporation, (incorporated by reference to our Form 8-K filed on April 13, 2011)
3.6	Bylaws of the Registrant ((incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
3.7	Amendment to the Articles of Incorporation filed with the Secretary of State of Utah (incorporated by reference to our Form 8-K filed on April 8, 2011)
4.1	Form of Series A Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.2	Form of Series A Non-Detachable Warrant (incorporated by reference to our Form 10- KSB (No. 000-27305), filed on March 31, 2003)
4.3	Form of Series B Convertible Debenture (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.4	Form of Series B Non-Detachable Warrant (incorporated by reference to our Form 10-KSB (No. 000-27305), filed on March 31, 2003)
4.5	Form of Senior Note (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.6	Form of Non-Detachable Senior Note Warrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
4.7	Senior Convertible Note by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.8	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.9	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K (No. 001-31972), filed on September 6, 2006)
4.10	Form of Accelerated Payment Option Warrant to Purchase Common Stock (incorporated by reference to our Registration Statement on Form S-3 (No. 333-137703), filed on September 29, 2006)
4.11	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)
4.12	Senior Note by Telkonet, Inc. in favor of GRQ Consultants, Inc. (incorporated by reference to our Form 10-Q (No. 001-31972), filed November 9, 2007)
4.13	Warrant to Purchase Common Stock by Telkonet, Inc in favor of GRQ Consultants, Inc. (incorporated by reference to our Form 10-Q (No. 001-31972), filed November 9, 2007)
4.14	Form of Promissory Note (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008)
4.15	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008)
4.16	Promissory Note, dated September 11, 2009, by and between Telkonet Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
4.17	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on November 18, 2009)
4.18	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on August 9, 2009)
4.19	Promissory Note, dated March 4, 2011, issued by Telkonet Inc. to Dynamic Ratings, Inc (incorporated by reference to our Form 8-K filed on March 9, 2011)
4.20	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on April 8, 2011)

10.1	Amended and Restated Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-161909), filed on September 14, 2009)
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

10.4	Employment Agreement by and between Telkonet, Inc. and Jason L. Tienor, dated as of April 11, 2011 (incorporated by reference to our Form 8-K filed April 14, 2011)
10.5	Employment Agreement by and between Telkonet, Inc. and Jeffrey J. Sobieski, dated as of April 11, 2011 (incorporated by reference to our Form 8-K April 14, 2011)
10.6	Loan Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
10.7
General Business Security Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)

10.8	Series A Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.9	Series A Convertible Redeemable Preferred Stock Registration Rights Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.10	Form of Executive Officer Reimbursement Agreement (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.11	Form of Director and Officer Indemnification Agreement (incorporated by reference to our Form 10-K filed on March 31, 2010)
10.12	Series B Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.13	Series B Convertible Redeemable Preferred Stock Registration Rights Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.14	Form of Executive Officer Reimbursement Agreement (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.15	Form of Transition Agreement and Release (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.16	2010 Stock Option and Incentive Plan (incorporated by reference to our Definitive Proxy Statement filed on September 29, 2010)
10.17	Distribution Agreement by and between, Telkonet Inc. and Dynamic Ratings, Inc., dated as of March 4, 2011(incorporated by reference to our Form 8-K filed on March 9, 2011)
10.18	Consulting Agreement by and between Telkonet Inc. and Dynamic Ratings, Inc, dated as of March 4, 2011 (incorporated by reference to our Form 8-K filed on March 9, 2011)
10.19	Securities Purchase Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein, (incorporated by reference to our Form 8-K filed on April 8, 2011)
10.20	Registration Rights Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein, (incorporated by reference to our Form 8-K filed on April 8, 2011)
14	Code of Ethics (incorporated by reference to our Form 10-KSB (No. 001-31972), filed on March 30, 2004).
21	Telkonet, Inc. Subsidiaries (incorporated by reference to our Form 10-K (No. 001-31972) filed March 16, 2007)
23.1	Consent of Baker Tilly Virchow Krause LLP, Independent Registered Public Accounting Firm, filed herewith
23.2	Consent of RBSM LLP, Independent Registered Public Accounting Firm, filed herewith
24	Power of Attorney (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELKONET, INC.

Dated: April 23, 2012	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason L. Tienor	Chief Executive Officer and Director	April 23, 2012
Jason Tienor	(principal executive officer)

/s/ Richard E. Mushrush	Controller & Acting Chief Financial Officer	April 23, 2012
Richard E. Mushrush	(principal financial officer) (principal accounting officer)

/s/ / William H. Davis	Chairman of the Board	April 23, 2012
William H. Davis

/s/ Glenn A. Garland	Director	April 23, 2012
Glenn A. Garland

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2011 AND 2010

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

TELKONET, INC.

TELKONET, INC.

Index to Financial Statements

Reports of Independent Registered Public Accounting Firms	F-3-4

Consolidated Balance Sheets at December 31, 2011 and 2010	F-5

Consolidated Statements of Operations for the Years ended December 31, 2011 and 2010	F-6

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2011 and 2010	F-7-8

Consolidated Statements of Cash Flows for the Years ended December 31, 2011 and 2010	F-9-10

Notes to Consolidated Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Telkonet, Inc.
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheet of Telkonet, Inc. (the "Company") as of December 31, 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. as of December 31, 2011 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements, for the year ended December 31, 2011, have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company continues to incur significant operating losses, has an accumulated deficit of $118,344,196 and has a working capital deficiency of $774,915 that raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note A.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin
April 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Telkonet, Inc.
Milwaukee, WI

We have audited the accompanying consolidated balance sheet of Telkonet, Inc. and its subsidiaries (the "Company") as of December 31, 2010 and the related consolidated statements of operations, equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. and its subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note B to the financial statements, the Company restated its financial statements for the above periods primarily for correcting the understatement of accrued sales tax, penalties and interest and other accrued liabilities and expenses.

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

/s/ RBSM LLP
RBSM LLP

New York, New York
March 29, 2011, except for Note B as of April 23, 2012

TELKONET, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010 (As restated)
ASSETS
Current assets:
Cash and cash equivalents	$961,091	$136,030
Restricted cash on deposit	91,000	-
Accounts receivable, net	1,306,011	799,185
Inventories	322,210	599,402
Prepaid expenses	157,665	163,327
Total current assets	2,837,977	1,697,944

Property and equipment, net	11,953	43,329

Other assets:
Deferred financing costs, net	-	56,732
Goodwill	8,570,446	11,670,446
Intangible assets, net	1,741,977	1,983,657
Deposits	34,238	34,238
Total other assets	10,346,661	13,745,073

Total Assets	$13,196,591	$15,486,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,248,386	$2,402,950
Accrued liabilities and expenses	2,176,208	1,890,951
Notes payable – current	111,405	47,536
Notes payable– related party	-	25,114
Convertible debentures, net of debt discounts of $134,625	-	1,471,398
Derivative liability – current	-	619,698
Deferred revenues	55,529	51,265
Customer deposits	21,364	99,770
Total current liabilities	3,612,892	6,608,682

Long-term liabilities:
Derivative liability – long term	-	1,282,077
Deferred lease liability	118,636	82,802
Notes payable – long term	853,795	252,464
Total long-term liabilities	972,431	1,617,343

Redeemable preferred stock: 15,000,000 shares authorized, par value $.001 per share
Series A; 215 shares issued, 185 and 215 shares outstanding at December 31, 2011 and 2010, respectively, preference in liquidation of $1,251,848 as of December 31, 2011	892,995	890,475
Series B; 538 shares issued, 493 and 267 shares outstanding at December 31, 2011 and 2010, respectively, preference in liquidation of $2,911,997 as of December 31, 2011	1,474,956	653,371
Total redeemable preferred stock	2,367,951	1,543,846

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, par value $.001 per share; 190,000,000 shares authorized; 104,349,507 and 101,258,725 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	104,352	101,261
Additional paid-in-capital	124,483,161	122,057,171
Accumulated deficit	(118,344,196)	(116,441,957)
Total stockholders’ equity	6,243,317	5,716,475

Total Liabilities and Stockholders’ Equity	$13,196,591	$15,486,346

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Revenues, net:		(As Restated)
Product	$6,654,282	$6,632,108
Recurring	4,526,680	4,328,080
Total Revenues	11,180,962	10,960,188

Cost of Sales:
Product	3,820,753	3,902,183
Recurring	1,146,252	1,258,610
Total Cost of Sales	4,967,005	5,160,793

Gross Profit	6,213,957	5,799,395

Operating Expenses:
Research and development	775,329	1,130,383
Selling, general and administrative	4,652,527	5,720,141
Impairment of goodwill	3,100,000	-
Depreciation and amortization	268,575	353,382
Total Operating Expenses	8,796,431	7,203,906

Loss from Operations	(2,582,474)	(1,404,511)

Other Income (Expenses):
Interest expense, net	(263,702)	(642,267)
Gain (loss) on derivative liability	172,476	(20,476)
Gain on sale of product line	829,296	-
Impairment of investment in marketable securities	-	(8,000)
Gain (loss) on disposal of property and equipment	2,165	(103,763)
Total Other Income (Expenses)	740,235	(774,506)

Loss Before Provision for Income Taxes	(1,842,239)	(2,179,017)

Provision for Income Taxes	60,000	-

Net Loss	(1,902,239)	(2,179,017)

Accretion of preferred dividends and discount	(699,895)	(264,721)

Net loss attributable to common stockholders	$(2,602,134)	$(2,443,738)

Net loss per common share:
Net loss per common share – basic	$(0.02)	$(0.02)
Net loss per common share – diluted	$(0.02)	$(0.02)
Weighted Average Common Shares Outstanding – basic	102,570,300	98,233,829
Weighted Average Common Shares Outstanding – diluted	103,790,946	98,233,829

See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

See accompanying notes to the consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2011, as restated	101,258,725	$101,261	$122,057,171	$(116,441,957)	$5,716,475

Shares issued to directors and management at approximately $0.145 per share	769,709	770	116,230	-	117,000

Shares issued to directors for consulting fees at $0.15 per share	177,083	177	24,823	-	25,000

Shares issued on conversion of preferred stock at $0.17 per share	2,143,990	2,144	372,856	-	375,000

Stock-based compensation expense related to employee stock options	-	-	26,887	-	26,887

Warrants issued with redeemable convertible preferred stock	-	-	427,895	-	427,895

Beneficial conversion feature of redeemable convertible preferred stock	-	-	427,895	-	427,895

Retirement of derivative liability related to warrant obligation	-	-	1,729,299	-	1,729,299

Accretion of redeemable preferred stock discount	-	-	(440,019)	-	(440,019)

Accretion of redeemable preferred stock dividend	-	-	(259,876)	-	(259,876)

Net loss				(1,902,239)	(1,902,239)

Balance at December 31, 2011	104,349,507	$104,352	$124,483,161	$(118,344,196)	$6,243,317

See accompanying notes to the consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
		(As restated)
Cash Flows from Operating Activities:
Net loss	$(1,902,239)	$(2,179,017)

Adjustments to reconcile net loss from operations to cash used in operating activities:
Amortization of debt discounts and financing costs	191,357	493,970
Gain on sale of product line	(829,296)	-
Impairment of goodwill	3,100,000	-
Impairment of investment	-	8,000
(Gain) loss on derivative liability	(172,476)	20,476
(Gain) loss on disposal of property and equipment	(2,165)	103,763
Provision for lease loss	59,937	-
Stock based compensation expense	168,887	291,052
Depreciation	26,896	111,701
Amortization	241,680	241,680
Provision for doubtful accounts	(51,070)	196,108

Increase / decrease in:
Accounts receivable, trade and other	(455,756)	(811,271)
Inventories	156,488	307,181
Prepaid expenses	5,662	48,471
Other assets	-	52,081
Deferred revenue	4,264	(52,891)
Customer deposits	(78,406)	-
Accounts payable, accrued expenses, net	(929,244)	(193,947)
Deferred lease liability	35,834	27,717
Net Cash Used In Operating Activities	(429,647)	(1,334,926)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(4,800)
Proceeds from disposal of property and equipment	6,645	-
Deposit on restricted cash	(91,000)	-
Proceeds from sale of product line	1,000,000	-
Net Cash Provided By (Used In) Investing Activities	915,645	(4,800)

Cash Flows From Financing Activities:
Repayments on line of credit	-	(387,000)
Proceeds from issuance of note payable	700,000	-
Payments on note payable	(84,800)	24,886
Payments on note payable-related party	(25,114)	-
Repurchase of warrants	-	(1,000)
Proceeds from the issuance of redeemable preferred stock	1,355,000	1,335,000
Repayment of convertible debentures	(1,606,023)	-
Net Cash Provided By Financing Activities	339,063	971,886

Net Increase (Decrease) In Cash and Cash Equivalents	825,061	(367,840)
Cash and cash equivalents at the beginning of the year	136,030	503,870
Cash and cash equivalents at the end of the year	$961,091	$136,030

 See accompanying notes to consolidated financial statements

TELKONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
		(As Restated)
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the year for interest	$181,262	$313,525
Non-cash transactions:
Issuance of note payable in conjunction with warrant cancellation	50,000	-
Issuance of common stock as consideration for accounts payable	-	77,695
Beneficial conversion feature of redeemable convertible preferred stock	427,895	394,350
Value of warrants issued with redeemable convertible preferred stock	427,895	394,350
Accretion of discount on redeemable preferred stock	440,019	135,638
Accretion of dividends on redeemable preferred stock	259,876	129,083
Retirement of derivative liability related to warrant obligation	1,729,299	-
Conversion of preferred stock to common stock	375,000	-

See accompanying notes to consolidated financial statements

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Telkonet, Inc., (the “Company”) formed in 1999 and incorporated under the laws of the state of Utah, has evolved into a Clean Technology company that develops, manufactures and sells proprietary energy efficiency and SmartGrid networking technology. Prior to January 1, 2007, the Company was primarily engaged in the business of developing, producing and marketing proprietary equipment enabling the transmission of voice and data communications over a building’s internal electrical wiring.

In March 2007, the Company acquired substantially all of the assets of Smart Systems International (“SSI”), a leading provider of energy management products and solutions to customers in the United States and Canada.

In March 2007, the Company acquired 100% of the outstanding membership units of EthoStream, LLC, a network solutions integration company that offers installation, sales and service to the hospitality industry. The EthoStream acquisition enabled Telkonet to provide installation and support for Power Line Carrier (PLC) products and third party applications to customers across North America.

In March 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Dynamic Ratings”) under an Asset Purchase Agreement.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc., and EthoStream, LLC. All significant intercompany transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company reported a net loss of $1,902,239 for the year ended December 31, 2011, an accumulated deficit of $118,344,196 and total current liabilities in excess of current assets of $774,915 as of December 31, 2011.

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

The Company believes that anticipated revenues from operations will be insufficient to satisfy its ongoing capital requirements for at least the next 12 months.  If the Company’s financial resources from operations are insufficient, the Company will require additional funding in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

 TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Restricted Cash on Deposit

During the third quarter of 2011, the Company was awarded a contract that contained a bonding requirement.  The Company satisfied this requirement with cash collateral supported by an irrevocable standby letter of credit in the amount of $91,000, which expires September 30, 2012.  The amount is presented as restricted cash on deposit on the consolidated balance sheets.

Accounts Receivable

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessment of past due balances and economic conditions.  The Company writes off accounts receivable when they become uncollectible.  The allowance for doubtful accounts was $115,400 and $175,000 at December 31, 2011 and 2010, respectively. Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past due date.  The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period.  Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history.  Typically, accounts are only escalated to “uncollectible” status after multiple attempts have been made to communicate with the customer.

Property and Equipment

In accordance with ASC 360, property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful life ranges from 2 to 10 years.

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

The following method and assumptions were used to estimate the fair value of each class of financial instruments:

“Accounts receivable, accounts payable and current portion of long-term debt.” The carrying amount of these items approximate fair value.

“Long-term debt.” The fair value of long-term debt is determined by a comparison of current rates for similar debt with the same remaining maturities. The Company also considers credit worthiness in determining the fair value of its long-term debt.

Goodwill and Other Intangibles

In accordance with the accounting guidance on goodwill and other intangible assets, we perform an annual impairment test of goodwill at our reporting unit level and other intangible assets at our unit of account level, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.  Amortization is recorded for other intangible assets with determinable lives using the straight line method over the 12 year estimated useful life. Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method.  The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill.  We utilize a discounted cash flow valuation methodology to determine the fair value of the reporting unit.  This approach is developed from management’s forecasted cash flow data.  If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired.  If the carrying amount exceeds fair value, we calculate an impairment loss.  Any impairment loss is measured by comparing the implied fair value of goodwill to the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Inventories

Inventories consist of routers, switches and access points for Ethostream’s internet access solution and thermostats, sensors and controllers for Telkonet’s EcoSmart product suite.  Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method.

Deferred Financing Costs

Deferred financing costs were amortized under the straight-line method over the term of the related indebtedness and included in interest expense in the accompanying consolidated statements of operations.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, Earnings Per Share.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding of common stock.  Diluted loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted loss per share since the majority of common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants.

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

The Company adopted ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.

The Company also accounts for the uncertainty in income taxes related to the recognition and measurement of a tax position taken or expected to be taken in an income tax return. The Company follows the applicable pronouncement guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition related to the uncertainty in these income tax positions.

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
DECEMBER 31, 2011 AND 2010

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

Total revenues do not include sales tax as we consider ourselves a pass through conduit for collection and remitting sales tax.

Guarantees and Product Warranties

ASC 460-10, Guarantees, requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company’s guarantees were issued subject to the recognition and disclosure requirements of ASC 460-10 as of December 31, 2011 and 2010.

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the years ended December 31, 2011 and 2010, the Company experienced returns of approximately 2% to 8% material cost of sales. For the years ended December 31, 2011 and 2010, the Company recorded warranty liabilities in the amount of $104,423 and $100,293, respectively, using this experience factor range.

Product warranties for the years ended December 31 is as follows:

	2011	2010
Beginning balance	$100,293	$104,917
Warranty expenses incurred	(101,505)	(88,154)
Provision charged to expense	105,635	83,530
Ending balance	$104,423	$100,293

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $9,577 and $15,257 in advertising costs during the years ended December 31, 2011 and 2010, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, Research and Development. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2011 and 2010 were $775,329 and $1,130,383, respectively.

Stock Based Compensation

We account for our stock based awards in accordance with ASC 718-10, Compensation, which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards. We estimate the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will hold vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations.

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

Stock-based compensation expense in connection with options granted to employees for the twelve months ended December 31, 2011 and 2010 was $26,887 and $132,386, respectively.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Deferred Lease Liability

Rent expense is recorded on a straight-line basis over the term of the lease. Rent escalations and rent abatement periods during the term of the lease create a deferred lease liability which represents the excess of cumulative rent expense recorded to date over the actual rent paid to date.

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 square feet of commercial office space in Germantown, Maryland. The subtenant has the option to extend the sublease from January 31, 2013 to December 31, 2015. Because we no longer have access to this subleased space, we have recorded a charge of $59,937 in accrued liabilities and expenses related to this abandonment. The remaining liability at December 31, 2011 is $46,825.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current year presentation.

NOTE B – RESTATEMENT OF 2010 FINANCIAL STATEMENTS

The Company accounts for the correction of errors in previously issued financial statements in accordance with the provisions of ASC Topic 250, Accounting Changes and Error Corrections. In accordance with the disclosure provisions of ASC 250, when financial statements are restated to correct an error, an entity is required to disclose that its previously issued financial statements have been restated along with a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on accumulated deficit in the respective balance sheets, as of the beginning of the earliest period presented.

Of the details to follow, the most significant adjustment was related to the Company’s failure to assess, collect and remit sales tax in accordance with state and local sales and use tax regulations.

All amounts presented as of and for the year ended December 31, 2010 that have been corrected are labeled “As Restated”. The specific line-item effect of the restatement on the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K filed on March 30, 2011, are as disclosed in the following tables:

For the Year Ended December 31, 2010

Increase in sales tax, penalties and interest	$(168,415)

Incorrect application of ASC 840, Accounting for Leases, resulted in an understatement of deferred lease liability	(27,717)

Increase in depreciation expense related to recording depreciation expense in improper periods	(69,668)

Incorrect application of ASC 450, Accounting for Contingencies, resulting in an understatement of accrued warranty expense	(7,000)

Increase in expense related to improper recording of various accrued liabilities	(134,345)

Total increase in net loss for the stated period	$(407,145)

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The net loss per common share effect of each individual correction has not been reported individually due to the fact that there was no effect on the per share amounts.

Effect on Consolidated Balance Sheet as of December 31, 2010

	As Previously Reported	As Restated	Reference*	Effect of Correction
Assets:
Current assets:
Prepaid expenses	$197,565	$163,327	(6)	$(34,238)
Total current assets	1,732,182	1,697,944		(34,238)

Property and equipment, net	112,997	43,329	(4)	(69,668)

Other assets:
Deposits	-	34,238	(6)	34,238
Total other assets	13,710,835	13,745,073		34,238
Total assets	15,556,014	15,486,346		(69,668)

Current liabilities:
Accrued liabilities and expenses	1,157,873	1,890,951	(1)(2)(5)	733,078
Deferred revenue	-	51,265	(5)(6)	51,265
Customer deposits	-	99,770	(6)	99,770
Other current liabilities	170,033	-	(5)(6)	(170,033)
Total current liabilities	5,894,602	6,608,682		714,080

Long-term liabilities:
Deferred lease liability	-	82,802	(3)	82,802
Total long-term liabilities	1,534,541	1,617,343		82,802

Stockholders' equity:
Additional paid-in-capital	121,995,117	122,057,171	(5)	62,054
Accumulated deficit	(115,513,353)	(116,441,957)		(928,604)
Total stockholders’ equity	$6,583,025	$5,716,475		$(866,550)

* Description of the references can be found at the end of Note B.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Effect on Consolidated Statement of Operations for the Year Ended December 31, 2010

	As Previously Reported	As Restated	Reference*	Effect of Correction

Revenues net
Product	$6,632,107	$6,632,108		$(1)
Recurring	4,626,669	4,328,080	(6)	298,589
Total Revenues	11,258,776	10,960,188		298,588

Cost of Sales
Product	4,133,533	3,902,183	(2)(6)	(231,350)
Recurring	1,285,575	1,258,610	(6)	(26,965)
Total Cost of Sales	5,419,108	5,160,793		(258,315)

Gross Profit	5,839,668	5,799,395		40,273

Operating Expenses
Research and development	1,010,719	1,130,383	(6)	119,664
Selling, general and administrative	5,577,194	5,720,141	(1)(3)(5)(6)	142,947
Depreciation and amortization	283,714	353,382	(4)	69,668
Total Operating Expenses	6,871,627	7,203,906		332,279

Loss from Operations	(1,031,959)	(1,404,511)		(372,552)

Other Income (Expense)
Interest expense, net	(607,674)	(642,267)	(1)	(34,593)
Total Other Income (Expense)	(739,913)	(774,506)		(34,593)

Loss Before Provision for Income Taxes	(1,771,872)	(2,179,017)		(407,145)

Net Loss	(1,771,872)	(2,179,017)		(407,145)
Net loss attributable to common stockholders	$(1,771,872)	$(2,443,738)		$(671,866)
Net loss per common share:
Net loss per common share – basic	$(0.02)	$(0.02)		$0.00
Net loss per common share – diluted	$(0.02)	$(0.02)		$0.00
Weighted Average Common Shares Outstanding – basic	98,233,829	98,233,829		-
Weighted Average Common Shares Outstanding – diluted	98,233,829	98,233,829		-

The net loss per common share effect of each individual correction has not been reported individually due to the fact that there was no effect on the per share amounts.

* Description of the reference can be found at the end of Note B.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Effect on Consolidated Statement of Cash Flows for the Year Ended December 31, 2010

	As Previously Reported	As Restated	Reference	Effect of Correction

Net loss	$(1,771,872)	$(2,179,017)		$(407,145)
Depreciation	42,033	111,701	(4)	69,668
Provision for doubtful accounts	-	196,108	(6)	196,108
Accounts receivable, trade and other	(615,163)	(811,271)	(6)	(196,108)
Deferred revenue	(33,893)	(52,891)	(5)	(18,998)
Accounts payable, accrued expenses, net	(522,705)	(193,947)	(1)(2)(5)	328,758
Deferred lease liability	-	27,717	(3)	27,717

(1)	The Company had understated accrued sales tax, penalties, interest and related expenses.

(2)	Incorrect application of ASC 450, Accounting for Contingencies, resulted in an understatement of accrued warranty and related expenses.

(3)	Incorrect application of ASC 840, Accounting for Leases, resulted in an understatement of deferred lease liability and related rent expense.

(4)	Errors related to the improper recording of depreciation expense and related understatement of accumulated depreciation.

(5)	Errors related to improper recording of various accrued liabilities and expenses, as well as other current liabilities, resulting in a net understatement of such liabilities and related expenses.

(6)
Additionally, certain reclassifications have been made in prior year’s consolidated financial statements to conform to classifications used in the current reporting periods.  These amounts are not considered by management to be corrections and do not have a significant impact on the reported results contained in this Form 10-K.

The financial statement restatement process included a comprehensive review and restatement of the consolidated balance sheet as of January 1, 2010 to address all errors that arose in 2009 and prior periods. The net adjustments to stockholders’ equity, resulting from this process and related error corrections was to increase accumulated deficit in stockholders’ equity by $(521,459) from $(113,741,481) as reported to a restated amount of $(114,262,940). The corrections mainly consisted of sales taxes, penalties, and interest and other accrued liabilities and expenses.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE C – NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued FASB ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is now codified under FASB ASC Topic 820, “Fair Value Measurement.”  This new guidance provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”).  Certain fair value measurement principles were clarified or amended in this ASU, such as the application of the highest and best use and valuation premise concepts.  New and revised disclosure requirements include:  quantitative information about significant unobservable inputs used for all Level 3 fair value measurements and a description of the valuation processes in place, as well as a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements; public companies will need to disclose any transfers between Level 1 and Level 2 fair value measurements on a gross basis, including the reason(s) for those transfers; a requirement regarding disclosure on the highest and best use of a nonfinancial asset; and a requirement that all fair value measurements be categorized in the fair value hierarchy with disclosure of that categorization.  FASB ASU No. 2011-04 will be effective on a prospective basis for public companies during interim and annual periods beginning after December 15, 2011.  Early adoption by public companies is not permitted.  We do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

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

NOTE D – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at December 31, 2011 are:

	Cost	Accumulated Amortization	Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,158,023)	$-	$1,741,977	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,158,023)	-	1,741,977
Goodwill – EthoStream	5,796,430	-	-	5,796,430
Goodwill – SSI	5,874,016	-	(3,100,000)	2,774,016
Total Goodwill	11,670,446		(3,100,000)	8,570,446
Total	$14,570,446	$(1,158,023)	$(3,100,000)	$10,312,423

Total identifiable intangible assets acquired and their carrying values at December 31, 2010 are:

	Cost	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(916,343)	$1,983,657	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(916,343)	1,983,657
Goodwill – EthoStream	5,796,430	-	5,796,430
Goodwill – SSI	5,874,016	-	5,874,016
Total Goodwill	11,670,446	-	11,670,446
Total	$14,570,446	$(916,343)	$13,654,103

Total amortization expense charged to operations for the year ended December 31, 2011 and 2010 was $241,680 and $241,680, respectively.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Estimated amortization expense as of December 31, 2011 is as follows:

Years Ended December 31,
2012	$241,680
2013	241,680
2014	241,680
2015	241,680
2016	241,680
2017 and after	533,577
Total	$1,741,977

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $14,670,446 as a result of the acquisitions of EthoStream and SSI during the year ended December 31, 2007.   The Company evaluates goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. We utilize a discounted cash flow valuation methodology to determine the fair value of the reporting unit. At December 31, 2011, the Company has determined that a portion of the value Smart Systems International’s goodwill has been impaired based upon management’s assessment of operating results and forecasted discounted cash flow and has written off $3,100,000.  Since acquisition, the Company has written off $3,000,000 and $3,100,000 of goodwill for Ethostream and Smart Systems International, respectively.

Significant assumptions used in our goodwill impairment test at December 31, 2011 included:  expected revenue growth rates, operating unit profit margins, working capital levels, discount rates of 12.9% and 17.5% for Ethostream and SSI, respectively and a terminal value multiple. The expected future revenue growth rates and the expected operating unit profit margins were determined after considering our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

The estimated fair value of our goodwill could change if the Company is unable to achieve operating results at the levels that have been forecasted, or if there is a permanent, negative change in the market demand for the services offered by the Company. These changes could result in an impairment of the existing goodwill balance that could require an additional material non-cash charge to our results of operations.

NOTE E – ACCOUNTS RECEIVABLE

Components of accounts receivable as of December 31, 2011 and 2010 are as follows:

	2011	2010
Accounts receivable	$1,421,411	974,185
Allowance for doubtful accounts	(115,400)	(175,000)
Accounts receivable, net	$1,306,011	$799,185

NOTE F – INVENTORIES

Components of inventories as of December 31, 2011 and 2010 are as follows:

	2011	2010
Raw Materials	$-	$115,033
Finished Goods	387,210	684,369
Reserve for Obsolescence	(65,000)	(200,000)
Inventory, net	$322,210	$599,402

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE G – PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2011 and 2010 consists of the following:

	2011	2010
		(As Restated)
Telecommunications and related equipment	117,637	117,637
Development Test Equipment	100,837	153,485
Computer Software	160,894	160,894
Leasehold Improvements	2,675	2,675
Office Equipment	349,297	354,097
Office Fixtures and Furniture	237,811	237,811
Total	969,151	1,026,599
Accumulated Depreciation	(957,198)	(983,270)
	$11,953	$43,329

Depreciation expense included as a charge to income was $26,896 and $111,701 for December 31, 2011 and 2010 respectively.

NOTE H – INVESTMENTS

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

NOTE I – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at December 31, 2011 and 2010 are as follows:

	2011	2010
		(As Restated)
Accrued liabilities and expenses	$684,823	$564,186
Accrued payroll and payroll taxes	285,048	449,271
Accrued sales taxes, penalties, and interest	1,068,314	776,671
Accrued interest	33,600	530
Warranty	104,423	100,293
Total	$2,176,208	$1,890,951

NOTE J – LINE OF CREDIT

In September 2008, the Company entered into a two-year line of credit facility with Thermo Credit LLC, a third party financial institution.  The line of credit had an aggregate principal amount of $1,000,000 and is secured by the Company’s inventory.  The outstanding principal balance bore interest at the greater of (i) the Wall Street Journal Prime Rate plus nine 9% per annum, adjusted on the date of any change in such prime or base rate, or (ii) 16%.  The outstanding borrowing under the agreement at December 31, 2010 was $0.  The Company had incurred interest expense of $131,538 related to the line of credit for the year ended December 31, 2010. The Company did not renew the line of credit facility which expired in September 2010.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE K – LONG TERM DEBT

Senior Convertible Debentures

A summary of convertible debentures payable at December 31, 2011 and 2010 is as follows:

	December 31, 2011	December 31, 2010
Senior Convertible Debentures, accrue interest at 13% per annum and mature on May 29, 2011	$-	$1,606,023
Debt Discount - beneficial conversion feature, net of accumulated amortization of $0 and $733,756 at December 31, 2011 and 2010, respectively	-	(73,208)
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $616,593 at December 31, 2010	-	(61,417)
Total	-	$1,471,398
Less: Current portion	-	(1,471,398)
Total Long Term Portion	$-	$-

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

During the year ended December 31, 2009, $722,514 of the principal value of the debentures was converted into 8,174,943 shares of common stock.  Accordingly, as of December 31, 2010, the Company had $1,606,023 in aggregate principal amount of Debentures outstanding.

The Debentures accrued interest at a rate of 13% per annum and had a stated maturity of May 29, 2011.

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

The Debentures met the definition of a hybrid instrument, as defined in ASC Topic 815 “Derivatives and Hedging”. The hybrid instrument is comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company’s common stock. The embedded derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value.

The embedded derivative does not qualify as a fair value or cash flow hedge under ASC 815. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a gain of $172,476 recognized for the year ended December 31, 2011 and a loss of $20,476 for the year ended December 31, 2010.

The Company determined the fair value of the embedded derivatives and recorded them as a discount to the debt and a derivative liability on the date of issue. The Company recognizes an immediate financing expense for any excess in the fair value of the derivatives over the debt amount

The Company amortized the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $322,980 for the year ended December 31, 2010.

At December 31, 2010, the Debentures had an estimated fair value of approximately $1.6 million.

On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets to Dynamic Ratings.  The sales price was $1,000,000 in cash.  In connection with the sale, the Company obtained a $700,000 loan from Dynamic Ratings pursuant to an unsecured 6% promissory note dated March 4, 2011. The Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner:   (a) payment of any and all interest that accrued from the date of disbursement commences on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty.  The credit facility is secured by the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company.  The outstanding borrowing under the agreement at December 31, 2011 was $252,454.

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and is due on March 31, 2014.   Note #1 may be prepaid in whole or in part, without penalty at any time, however scheduled payments are due on June 30, 2012 and June 30, 2013.  Payments will be applied first to accrued but unpaid interest and then to principal.  Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Provided these provisions are met, the Company could potentially retire Note #1 prior to its expiration date.  As of the year ended December 31, 2011, the non cash reduction of principal calculated under these provisions and classified as notes payable-current is $50,152.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid.

Promissory Note #2

From the sale of its Series 5 PLC product line assets, the Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the third party with an unsecured one-year promissory note (“Note #2”) for $50,000. The outstanding principal balance bears interest at the annual rate of 5.25% and is due on March 4, 2012. The monthly payment of principal and interest is $4,385.  However Note #2 is due immediately if the Company (a) receives three million ($3,000,000) dollars in aggregate in new debt or equity financing, (b) attains one million ($1,000,000) dollars in Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for any reporting quarter or (c) becomes insolvent.  Note #2 may be prepaid in whole or in part, without penalty at any time.  Payments are applied first to accrued but unpaid interest and then to principal. The outstanding principal balance as of December 31, 2011 is $12,746 and the note was paid subsequent to year end.

Aggregate maturities of long-term debt as of December 31, 2011 are as follows:

For the twelve months ended December 31,	Amount
2012	$111,405
2013	49,485
2014	700,332
2015	51,503
2016	52,475
965,200
Less: Current portion	(111,405)
Total Long Term Portion	$853,795

NOTE L – REDEEMABLE PREFERRED STOCK

Series A

The Company has designated 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A is convertible, at the option of the holder thereof, at any time, into shares of our Common Stock at an initial conversion price of $0.363 per share.  In the event of a change of control (as defined in the purchase agreement with respect to the Series A), or at the holder’s option, on November 19, 2014 and for a period of 180 days thereafter, provided that at least 50% of the shares of Series A issued on the Series A Original Issue Date remain outstanding as of November 19, 2014, and the holders of at least a majority of the then outstanding shares of Series A provide written notice requesting redemption of all shares of Series A, we are required to redeem the Series A for the purchase price plus any accrued but unpaid dividends. The Series A accrues dividends at an annual rate of 8% of the original purchase price, payable only when, as, and if declared by the Board of Directors of Telkonet.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share.  The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares.  Since the Series A may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as redeemable preferred stock on the consolidated balance sheets.

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

The charge to additional paid in capital for amortization of discount and costs for each of the years ended December 31, 2011 and 2010 was $71,604.

For the year ended December 31, 2011 and 2010, we have accrued dividends for Series A in the amount of $80,916 and $86,028 and cumulative accrued dividends of $176,848 and $95,932, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

Series B

The Company has designated 538 shares of preferred stock as Series B Preferred Stock (“Series B”). Each share of Series B is convertible, at the option of the holder thereof, at any time, into shares of our Common Stock at an initial conversion price of $0.13 per share.  In the event of a change of control (as defined in the purchase agreement with respect to the Series B), or at the holder’s option, on August 4, 2015 and for a period of 180 days thereafter, provided that at least 50% of the shares of Series B issued on the Series B Original Issue Date remain outstanding as of August 4, 2015, and the holders of at least a majority of the then outstanding shares of Series B provide written notice requesting redemption of all shares of Series B, we are required to redeem the Series B for the purchase price plus any accrued but unpaid dividends. The Series B accrues dividends at an annual rate of 8% of the original purchase price, payable only when, as, and if declared by our Board of Directors.

On August 4, 2010, the Company sold 267 shares of Series B with attached warrants to purchase an aggregate of 5,134,626 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,335,000 from the sale of the Series B shares.  Since the Series B may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as redeemable preferred stock on the consolidated balance sheets.

In accordance with ASC 470 Topic “Debt”, a portion of the proceeds was allocated to the warrants based on their relative fair value, which totaled $394,350 using the Black-Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $394,350 to the Series B preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 1.76%, (4) expected life of approximately 4 years, and (5) estimated fair value of Telkonet common stock of $0.109 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $788,700, have been recorded as a discount and deducted from the face value of the preferred stock. The discount is being amortized over the period from issuance to August 4, 2015 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

On April 8, 2011, the Company sold 271 additional shares of Series B with attached warrants to purchase an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,355,000 from the sale of the Series B shares.  Since the Series B shares may ultimately be redeemable at the option of the holder, the carrying value of the Series B shares, net of discount and accumulated dividends, has been classified as redeemable preferred stock on the balance sheet at December 31, 2011.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The charge to additional paid in capital for amortization of Series B discount and costs for the years ended December 31, 2011 and 2010 was $368,415 and $64,034, respectively.

For the years ended December 31, 2011 and 2010, we have accrued dividends for Series B in the amount of $178,960 and $43,055, respectively, and as of December 31, 2011 and 2010 there are cumulative accrued dividends of $221,997 and $43,055, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company.  Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of of $2,690,000 and second, Series A with a preference value of $1,075.000.  With relation to dividends, both series of preferred stock are equal in their preference over common stock, as of December 31, 2011.

NOTE M – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. As of December 31, 2011 the Company has 215 and 538 shares of preferred stock issued and 185 and 493 shares outstanding, designated Series A and B preferred stock, respectively. As of December 31, 2010 the Company had 215 and 267 shares outstanding, respectively.

During the year ended December 31, 2010, the Company issued 4,144,231 shares of common stock to directors and management for services performed and services accrued in fiscal 2011.  These shares were valued at $1,134,666, which approximated the fair value of the shares when they were issued.

During the year ended December 31, 2011, the Company issued 769,709 shares of common stock to directors and management for services performed through December 31, 2011.  These shares were valued at $117,000, which approximated the fair value of the shares when they were issued. In addition, 177,083 shares were issued to a current member of the Company’s Board of Directors for consulting fees incurred prior to, but not paid until after, his election to Board of Directors. These shares were valued at $25,000.

During the year ended December 31, 2011, 30 shares of Series A redeemable preferred stock were converted to 413,223 shares of common stock and 45 shares of Series B redeemable preferred stock were converted to 1,730,767 shares of common stock.

NOTE N – STOCK OPTIONS AND WARRANTS

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

The Company considers employee stock options a component of the compensation package necessary to attract, retain and motivate key employees. The value of these options is dependent upon an increase in the Company’s stock price relative to the exercise price, which is determined on the date of grant. Due to declines in the Company’s stock price, the exercise prices of the options held by Messrs. Tienor, Sobieski and Koch exceeded the Company’s recent stock price to the extent that the Compensation Committee became concerned that their original incentive value had been substantially depleted. In order to restore the incentive value of the stock options held by these key executives, the Compensation Committee determined that it was in the best interests of the Company to modify Messrs. Tienor, Sobieski and Koch’s stock options based on the Company’s stock closing price on December 30, 2011.  The exercise price for Mr. Tienor was modified from $1.80 to $.14.  The exercise prices for Messrs. Sobieski and Koch were modified from $1.00 to $.14.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.99	175,000	5.82	$0.14	151,479	$.14
$1.00 - 1.99	305,000	2.68	1.00	305,000	1.00
$2.00 - 2.99	110,000	3.69	2.52	100,000	2.51
$3.00 - 3.99	40,000	4.20	3.09	40,000	3.09
$4.00 - 4.99	35,000	3.74	4.27	35,000	4.27
$5.00 - 5.99	20,000	3.58	5.60	20,000	5.60
	685,000	3.81	$1.45	651,479	$1.48

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010	$6,120,883	$1.56
Granted	-	-
Exercised	-	-
Cancelled or expired	(3,572,083)	1.62
Outstanding at December 31, 2010	$2,548,800	$1.57
Granted	-	-
Exercised	-	-
Cancelled or expired	(1,863,800)	1.10
Outstanding at December 31, 2011	$685,000	$1.45

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

There were no options granted or exercised during the years ended December 31, 2011 and 2010.  Additionally, the total fair value of shares vested during the year ended December 31, 2011 and 2010 was $26,887 and $132,386, respectively.

Total stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2011 and 2010 was $51,887 and $247,081, respectively.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants.  These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	425,000	0.12	$1.00	425,000	$1.00

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010	675,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	(250,000)	-
Outstanding at December 31, 2010	425,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2011	425,000	$1.00

There were no non-employee stock options vested during the years ended December 31, 2011 and 2010, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	10,346,168	3.96	$0.13	10,346,168	$0.13
0.33	1,705,539	2.76	0.33	1,705,539	0.33
0.60	800,000	1.35	0.60	800,000	0.60
1.00	500,000	0.03	1.00	500,000	1.00
3.01	1,000,445	2.40	3.01	1,000,445	3.01
4.17	359,712	0.56	4.17	359,712	4.17
	14,711,864	3.36	$0.50	14,711,864	$0.50

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2010	12,158,941	$1.60
Issued	12,819,897	0.28
Exercised	-	-
Canceled or expired	(2,874,096)	3.29
Outstanding at December 31, 2010	22,104,742	$0.51
Issued	5,336,816	0.20
Exercised	-	-
Canceled or expired	(12,729,694)	.34
Outstanding at December 31, 2011	14,711,864	$0.50

The Company issued 5,211,542 warrants to Series B preferred stockholders, and 125,274 to former Convertible Senior Note holders during the year ended December 31, 2011.   The Company issued 7,109,557 warrants to a Convertible Debenture holder, 5,134,626 warrants to Series B preferred stockholders, and 515,774 to Convertible Senior Notes holders during the year ended December 31, 2010.  The Company did not issue any compensatory warrants during the years ended December 31, 2011 or 2010.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The purchase price of the warrants issued to Convertible Senior Note holders was adjusted from $3.41 to $3.01 per share and approximately 125,274 additional warrants were issued during the year ended December 31, 2011 in accordance with the anti-dilution protection provision of the Convertible Senior Notes Payable Agreement (the “Agreement”) dated October 27, 2005, upon the occurrence of certain events as defined in the Agreement.

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

In December 2010, the Company repurchased all of King’s Road warrants in exchange for the amount of $1,000.

In March 2011, the Company received proceeds of $1,000,000 from the sale of a product line and related assets. In connection with the sale, the Company was lent an additional $700,000. The Company used these proceeds to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel 11,730,769 of related warrants.

NOTE O – RELATED PARTY TRANSACTIONS

From time to time the Company may receive advances from certain of its officers in the form of salary deferment and cash advances, to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  As of December 31, 2010, the Company owed loan balances in the amount of $12,563 to Mr. Tienor and $12,551 to Mr. Sobieski.  As of December 31, 2011, amounts owed have been paid in full.  As of December 31, 2010, the Company owed deferred salary payments to certain executive officers in the amount of $26,711 to Jason L. Tienor, President, and $30,366 to Jeffrey J. Sobieski, Chief Operating Officer.  As of December 31, 2011, the Company did not owe any deferred salary balances.

Additionally, Mr. Davis, current board member, received 177,083 shares of common stock during the year ended December 31, 2011 in payment for $25,000 of consulting fees incurred, and accrued for by the Company, prior to Mr. Davis’ election to the board of directors.

NOTE P – INCOME TAXES

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

A reconciliation of tax expense computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows:

		Restated
	2011	2010
Tax provision (benefits) computed at the statutory rate	$(626,361)	$(740,866)
State Taxes	(101,323)	(119,846)
Book expenses not deductible for tax purposes	14,070	16,494
Other	(46,061)	-
	(759,675)	(844,218)
Increase in valuation allowance for deferred tax assets	819,675	844,218
Income tax expense	$60,000	$--

Deferred income taxes include the net tax effects of net operating loss (NOL) carry forwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

		Restated
	2011	2010
Deferred Tax Assets:
Net operating loss carry forwards	$36,302,104	$37,026,021
Intangibles	776,291	-
Credits	20,000	-
Other	1,355,849	766,132
Total deferred tax assets	38,454,244	37,792,153

Deferred Tax Liabilities:
Intangibles	-	(114,641)
Other	(30,442)	(73,385)
Total deferred tax liabilities	(30,442)	(188,026)
Valuation allowance	(38,423,802)	(37,604,127)
Net deferred tax assets	$--	$--

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The Company has provided a valuation reserve against the full amount of the net deferred tax assets, because in the opinion of management, it is more likely than not that these tax assets will not be realized.

At December 31, 2011 the Company had net operating loss carry forwards of approximately $86,000,000 for federal income tax purposes which will expire at various dates from 2022 through 2030.

The Company’s NOL and tax credit carryovers may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2005 and in prior years, the Company may have experienced such ownership changes that could have imposed such limitations.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.  The Company is generally no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007 and various states before 2006.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1.  The Company recognized no increase in the liability for unrecognized tax benefits.  The Company has no tax position at December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at December 31, 2011.  The Company’s utilization of any net operating loss carry forward may be unlikely due to its’ continuing losses.

NOTE Q – COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company presently leases approximately 14,000 square feet of office space in Milwaukee, Wisconsin for its corporate headquarters.  The Milwaukee lease expires in March 2020.

The Company presently leases 16,000 square feet of commercial office space in Germantown, Maryland.  The lease commitments expire in December 2015.  In July 2011, Telkonet executed a sublease agreement for 11,626 square feet of the office space in Germantown, Maryland.  The sublease term will expire in January 2013.  The subtenant received a one month rent abatement and has the option to extend the sublease from January 2013 to December 2015.

Commitments for minimum rentals under non cancelable leases at December 31, 2011 are as follows:

2012	$384,651
2013	402,948
2014	414,263
2015	426,399
2016	169,156
2017 and thereafter	584,277
Total	$2,381,694

The table above does not reflect expected rentals to be received under the sublease agreement.  Future receipts under the sublease agreement are expected to be $126,812 and $10,777 in 2012 and 2013, respectively.

Rental expenses charged to operations for the years ended December 31, 2011 and 2010 are $609,265 and $502,896, respectively.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Richard J. Leimbach was paid a severance benefit and a health care reimbursement should he elect COBRA coverage pursuant to a Transition Agreement and Release with us dated August 4, 2010 as reported in the Company’s Current Report on Form 8-K dated August 9, 2010.  Pursuant to that agreement Mr. Leimbach also received an award of 333,333 shares of the Company’s common stock.  The foregoing summary of Mr. Leimbach’s Transition Agreement and Release is subject to, and qualified in its entirety by, the Transition and Release Agreement, which is included as Exhibit 10.5 to our Current Report on Form 8-K filed August 9, 2010.

In addition to the foregoing, stock options are periodically granted to employees under the Company’s Plan at the discretion of the Compensation Committee of the Board of Directors. Executives of the Company are eligible to receive stock option grants, based upon individual performance and the performance of the Company as a whole.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Tellabs, Inc. v. Telkonet, Inc.

Our landlord has filed a claim for unpaid rent in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland and was granted a judgment in March 2010 in the amount of $64,966. Pursuant to that judgment, we received a notice of eviction from our landlord for the unpaid rent. We sought to extend the date for eviction but were unable to negotiate a payment plan acceptable to the landlord and voluntarily vacated the space on May 3, 2010.  Our landlord has filed an additional claim for unpaid rent and other expenses alleged to be due in a case styled Tellabs, Inc. v. Telkonet, Inc. in the Circuit Court for Montgomery County, State of Maryland.  A settlement of $110,000 was agreed upon and the suit was dismissed on January 28, 2011.  Such amount was accrued for as of December 31, 2010 and subsequently paid throughout 2011.

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

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Defendant Ramada Worldwide, Inc. provided us with notice of the suit and demanded that we defend and indemnify it pursuant to a vendor direct supplier agreement between EthoStream and WWC Supplier Services, Inc., a Ramada affiliate (wherein we agreed to indemnify, defend and hold only Ethostream supported Ramada properties harmless from and against claims of infringement).  After a review of that agreement, it was determined that EthoStream owes the duty to defend and indemnify with respect to services provided by Telkonet to Ramada and it has assumed Ramada’s defense.  An answer on Ramada’s behalf was filed in U.S. District Court, for the Eastern District of Texas, Marshall Division on September 19, 2008.

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

In the case of Robert P. Crabb v Telkonet, Inc., the parties executed a settlement agreement and general release on January 20, 2012 for $127,000.  Terms of the agreement called for Telkonet to make an initial payment of $27,000 on January 27, 2012.  The remaining balance is to be paid in three equal installments on March 1, June 1 and September 1, 2012.  If Telkonet fails to make any of the above-specified payments within ten (10) days of the specified date, Telkonet shall be deemed in default.  Mr. Crabb may, at his option, demand the entire balance due (and unpaid) and shall be entitled to 6% interest on $155,000 from May 1, 2008.

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

Indemnification Agreements

On March 31, 2010, the Company entered into Indemnification Agreements with directors Anthony J. Paoni, and William H. Davis, and executives Jason L. Tienor, President and Chief Executive Officer and Jeffrey J. Sobieski, Chief Operating Officer. On November 3, 2010, the Company entered into an Indemnification Agreement with Acting Chief Financial Officer Richard E. Mushrush.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

During the third quarter of 2011, the Company was awarded a contract that contained a bonding requirement.  The Company satisfied this requirement with cash collateral supported by an irrevocable standby letter of credit in the amount of $91,000 which expires September 30, 2012.  The amount is presented as restricted cash on the condensed consolidated balance sheets.

Sales Taxes – As Restated

The Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure.  Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $1,100,000 accrued at the year ended December 31, 2011.  The Company intends to manage the liability by (1) confirming if customer’s self-assessed and remitted tax to the applicable state(s) absent from our transactions (2) confirming if customers were subjected to a state audit and if so did it result in the customer paying tax absent from our transaction (3) invoicing customers for the back taxes and (4) establishing voluntary disclosure agreements with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $620,000, not including any applicable interest and penalties.

The following table sets forth the change in the sales tax accrual as of December 31:

	2011	2010
		(As Restated)
Balance, Beginning of year	$776,671	$630,849
Collections	162,975	13,678
Accruals	75,979	133,821
Interest and penalties	89,020	34,593
Payments	(36,331)	(36,270)
Balance, End of year	$1,068,314	$776,671

NOTE R – BUSINESS CONCENTRATION

For the years ended December 31, 2011 and 2010, no single customer represented 10% or more of our total net revenues.

Purchases from two suppliers approximated $1,700,000, or 68%, of total purchases for the year ended December 31, 2011 and approximately $1,600,000, or 69%, of total purchases for the year ended December 31, 2010. Total due to these suppliers, net of deposits, was $0 as of December 31, 2011, and $221,723, or 9% of total accounts payable, as of December 31, 2010.

TELKONET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE S – FAIR VALUE MEASUREMENTS

The Company’s derivative liabilities are measured at fair value on a recurring basis and are classified in level 3 of the fair value hierarchy using inputs which are not actively observable either directly or indirectly.  The Company also carries certain intangible assets that are measured at fair value on a non-recurring basis, which are classified in level 3 of the fair value hierarchy using inputs which are not actively observable either directly or indirectly.

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

The following table sets forth certain Company assets as of December 31, 2011 which are measured at fair value on a non-recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Level 3	Total
Goodwill-SSI	$-	$-	$2,774,016	$2,774,016
Total	$-	$-	$2,774,016	$2,774,016

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 assets (Goodwill-SSI) measured on a non-recurring basis as of December 31, 2011.

2011
Balance at beginning of year	$5,874,016
Impairment of carried value	(3,100,000)
Balance at December 31, 2011	$2,774,016

The following table sets forth the Company’s derivative liabilities as of December 31, 2010 which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Level 3	Total
Derivative liabilities	$-	$-	$1,901,775	$1,901,775
Total	$-	$-	$1,901,775	$1,901,775

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the years ended December 31, 2011 and 2010.

	2011	2010
Balance at beginning of year	$1,901,775	$1,881,299
Repayment of debt, cancellation of warrants and related derivative liability	(1,158,730)	-
Change in fair value of derivative liability	(172,476)	20,476
Retirement of derivative liability related to warrant obligation	(570,569)	-
Balance at end of period	$-	$1,901,775