Form 10-Q
period 2012-03-31
TELKONET INC
filed 2012-05-21
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 104,515,075 shares of Common Stock ($.001 par value) as of May 7, 2012.

TELKONET, INC.

FORM 10-Q for the Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$537,738	$961,091
Restricted cash on deposit	91,000	91,000
Accounts receivable, net	842,814	1,306,011
Inventories	876,011	322,210
Prepaid expenses	45,364	157,665
Total current assets	2,392,927	2,837,977

Property and equipment, net	3,770	11,953

Other assets:
Goodwill	8,570,446	8,570,446
Intangible assets, net	1,681,557	1,741,977
Deposits	34,238	34,238
Total other assets	10,286,241	10,346,661

Total Assets	$12,682,938	$13,196,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,343,808	$1,248,386
Accrued liabilities and expenses	2,270,080	2,176,208
Notes payable – current	64,156	111,405
Deferred revenues	38,023	55,529
Customer deposits	47,141	21,364
Total current liabilities	3,763,208	3,612,892

Long-term liabilities:
Deferred lease liability	124,860	118,636
Notes payable – long term	876,261	853,795
Total long-term liabilities	1,001,121	972,431

Redeemable preferred stock:
15,000,000 shares authorized, par value $.001 per share
Series A; 215 shares issued, 185 shares outstanding at March 31, 2012 and December 31, 2011, preference in liquidation of $1,120,302 as of March 31, 2012	929,350	892,995
Series B; 538 shares issued, 493 shares outstanding at March 31, 2012 and December 31, 2011, preference in liquidation of $2,736,185 as of March 31, 2012	1,629,354	1,474,956
Total redeemable preferred stock	2,558,704	2,367,951

Commitments and contingencies	—	—

Stockholders’ Equity
Common stock, par value $.001 per share; 190,000,000 shares authorized;104,515,075 and 104,349,507 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	104,517	104,352
Additional paid-in-capital	124,328,408	124,483,161
Accumulated deficit	(119,073,020)	(118,344,196)
Total stockholders’ equity	5,359,905	6,243,317

Total Liabilities and Stockholders’ Equity	$12,682,938	$13,196,591

See accompanying notes to the condensed consolidated financial statement

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended March 31,
	2012	2011
Revenues, net:
Product	$917,929	$1,351,072
Recurring	1,010,672	1,131,627
Total Net Revenues	1,928,601	2,482,699

Cost of Sales:
Product	600,809	708,270
Recurring	289,909	263,869
Total Cost of Sales	890,718	972,139

Gross Profit	1,037,883	1,510,560

Operating Expenses:
Research and development	230,564	208,609
Selling, general and administrative	1,431,781	1,127,834
Depreciation and amortization	72,598	61,528
Total Operating Expense	1,734,943	1,397,971

Income (Loss) from Operations	(697,060)	112,589

Other Income (Expenses):
Interest expense, net	(31,764)	(190,234)
Gain on derivative liability	—	172,476
Gain on disposal of property and equipment	—	2,165
Gain on sale of product line	—	829,296
Total Other Income (Expense)	(31,764)	813,703

Income (Loss) Before Provision for Income Taxes	(728,824)	926,292

Provision for Income Taxes	—	—

Net Income (Loss)	(728,824)	926,292

Accretion of preferred dividends and discount	(190,753)	(104,899)
Net income (loss) attributable to common stockholders	$(919,577)	$821,393

Net income (loss) per common share:
Income (loss) per common share – basic	$(0.01)	$0.01
Income (loss) per common share – diluted	$(0.01)	$0.01

Weighted Average Common Shares Outstanding – basic	104,351,326	101,363,617
Weighted Average Common Shares Outstanding – diluted	106,457,737	101,868,176

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS FROM JANUARY 1, 2012 THROUGH MARCH 31, 2012

	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2012	104,349,507	$104,352	$124,483,161	$(118,344,196)	$6,243,317

Shares issued to directors and management at approximately $0.18 per share	165,568	165	29,835	-	30,000

Stock-based compensation expense related to employee stock options	-	-	6,165	-	6,165

Accretion of redeemable preferred stock discount	-	-	(123,111)	-	(123,111)

Accretion of redeemable preferred stock dividend	-	-	(67,642)	-	(67,642)

Net loss				(728,824)	(728,824)

Balance at March 31, 2012	104,515,075	$104,517	$124,328,408	$(119,073,020)	$5,359,905

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$(728,824)	$926,292

Adjustments to reconcile net income (loss) from operations to cash (used in) provided by operating activities:
Amortization of debt discounts and financing costs	—	191,357
Gain on sale of product line	—	(829,296)
Gain on derivative liability	—	(172,476)
Gain on disposal of property and equipment	—	(2,165)
Stock based compensation expense	36,165	32,494
Depreciation	12,178	1,108
Amortization	60,420	60,420
Provision for doubtful accounts	796	29,808

Increase / decrease in:
Accounts receivable, trade and other	462,401	86,495
Inventories	(553,801)	122,470
Prepaid expenses	112,301	(21,816)
Deferred revenue	(17,506)	(24,218)
Accounts payable	95,422	(387,701)
Accrued liabilities & expenses	93,872	24,260
Customer deposits	25,777	(40,230)
Deferred lease liability	6,224	6,510
Net Cash (Used In) Provided by Operating Activities	(394,575)	3,312

Cash Flows From Investing Activities:
Purchase of property and equipment	(3,995)	—
Proceeds from disposal of property and equipment	—	6,645
Proceeds from sale of product line	—	1,000,000
Net Cash Provided By (Used In) Investing Activities	(3,995)	1,006,645

Cash Flows From Financing Activities:
Proceeds from issuance of note payable	—	700,000
Payments on note payable	(24,783)	(11,798)
Payments on note payable – related party	—	(25,114)
Repayment of convertible debentures	—	(1,606,023)
Net Cash Used In Financing Activities	(24,783)	(942,935)

Net increase (decrease) in cash and cash equivalents	(423,353)	67,022
Cash and cash equivalents at the beginning of the period	961,091	136,030
Cash and cash equivalents at the end of the period	$537,738	$203,052

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest expense	$1,745	$174,667
Non-cash transactions:
Accretion of discount on redeemable preferred stock	$123,111	$57,339
Accretion of dividends on redeemable preferred stock	67,642	47,560
Issuance of note payable in conjunction with warrant cancellation	—	50,000

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2011 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

In March 2011, the Company sold all its Series 5 PLC power line carrier product line and related assets to Wisconsin-based Dynamic Ratings, Inc. under an Asset Purchase Agreement.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc., and EthoStream, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported net loss of $728,824 for the three month period ended March 31, 2012, accumulated deficit of $119,073,020 and total current liabilities in excess of current assets of $1,370,281 as of March 31, 2012.

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

 TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

The Company believes that anticipated revenues from operations will be insufficient to satisfy its ongoing capital requirements for at least the next 12 months.  If the Company’s financial resources from operations are insufficient, the Company will require additional funding in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

Management intends to review the options for raising capital including, but not limited to, asset-based financing, private placements, and/or disposition.  Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. There can be no assurance that the Company will be successful in obtaining additional funding.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

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

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, Earnings Per Share.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding of common stock.  Diluted income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted income (loss) per share since the majority of common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants.

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

Total revenues do not include sales tax as we consider ourselves a pass through conduit for collection and remittance of sales tax.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

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

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2012 and prior years, expected stock price volatility is based on the historical volatility of the Company’s stock for the related vesting periods.

Stock-based compensation expense in connection with options granted to employees for the three months ended March 31, 2012 and 2011 was $6,165 and $7,994, respectively.

Deferred Lease Liability

Rent expense is recorded on a straight-line basis over the term of the lease. Rent escalations and rent abatement periods during the term of the lease create a deferred lease liability which represents the excess of cumulative rent expense recorded to date over the actual rent paid to date.

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 square feet of commercial office space in Germantown, Maryland. The subtenant has the option to extend the sublease from January 31, 2013 to December 31, 2015. Because we no longer have access to this subleased space, we recorded a charge of $59,937 in accrued liabilities and expenses related to this abandonment during 2011. The remaining liability at March 31, 2012 is $35,755.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued FASB ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is now codified under FASB ASC Topic 820, “Fair Value Measurement.”  This new guidance provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”).  Certain fair value measurement principles were clarified or amended in this ASU, such as the application of the highest and best use and valuation premise concepts.  New and revised disclosure requirements include:  quantitative information about significant unobservable inputs used for all Level 3 fair value measurements and a description of the valuation processes in place, as well as a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements; public companies will need to disclose any transfers between Level 1 and Level 2 fair value measurements on a gross basis, including the reason(s) for those transfers; a requirement regarding disclosure on the highest and best use of a nonfinancial asset; and a requirement that all fair value measurements be categorized in the fair value hierarchy with disclosure of that categorization.  FASB ASU No. 2011-04 was effective during the three month period ended March 31, 2012. The adoption of this ASU did not impact on our condensed consolidated statements.

In September 2011, the FASB issued FASB ASU No. 2011-08, “Testing Goodwill for Impairment,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This new guidance allows an entity to first assess qualitative factors to evaluate if the existence of events or circumstances leads to a determination it is necessary to perform the current two-step test.  After assessing the totality of events or circumstances, if it is determined it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  Otherwise, the entity is required to perform Step 1 of the impairment test.  An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to Step 1 of the two-step impairment test, and then resume performing the qualitative assessment in any subsequent period.  Reporting units with zero or negative carrying amounts continue to be required to perform a qualitative assessment in place of Step 1 of the impairment test. The new guidance includes examples of events and circumstances an entity should consider in its evaluation of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, such as macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events.  The examples of events and circumstances included in this ASU supersede the previous examples entities should have considered. FASB ASU No. 2011-08 is effective for our annual and interim goodwill impairment tests performed during the year ended December 31, 2012. We did not perform any impairment tests during the three month period ended March 31, 2012 and will be considering the impact of this ASU on our condensed consolidated statements going forward.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at March 31, 2012 are:

	Cost	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,218,443)	$1,681,557	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,218,443)	1,681,557
Goodwill – EthoStream	5,796,430	-	5,796,430
Goodwill – SSI	2,774,016	-	2,774,016
Total Goodwill	8,570,446	-	8,570,446
Total	$11,470,446	$(1,218,443)	$10,252,003

Total identifiable intangible assets acquired and their carrying values at December 31, 2011 are:

	Cost	Accumulated Amortization	Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,158,023)	$-	$1,741,977	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,158,023)	-	1,741,977
Goodwill – EthoStream	5,796,430	-	-	5,796,430
Goodwill – SSI	5,874,016	-	(3,100,000)	2,774,016
Total Goodwill	11,670,446	-	(3,100,000)	8,570,446
Total	$14,570,446	$(1,158,023)	$(3,100,000)	$10,312,423

Total amortization expense charged to operations for each of the three months ended March 31, 2012 and 2011 was $60,420.

Estimated amortization expense as of March 31, 2012 is as follows:

Remainder of 2012	$181,260
2013	241,680
2014	241,680
2015	241,680
2016	241,680
2017	241,680
2018 and after	291,897
Total	$1,681,557

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Accounts receivable	$954,214	$1,421,411
Allowance for doubtful accounts	(111,400)	(115,400)
Accounts receivable, net	$842,814	$1,306,011

NOTE E – INVENTORY

Components of inventories as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December31, 2011
Finished goods	$951,011	$387,210
Reserve for obsolescence	(75,000)	(65,000)
Inventory, net	$876,011	$322,210

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
Accrued liabilities and expenses	$621,286	$684,823
Accrued payroll and payroll taxes	367,100	285,048
Accrued sales taxes, penalties, and interest	1,126,652	1,068,314
Accrued interest	43,619	33,600
Warranty	111,423	104,423
Total	$2,270,080	$2,176,208

NOTE G – LONG TERM DEBT

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which require, among other things, that the Company shall keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. For each new full time position not kept, created or maintained, the Company will be required to pay a penalty consisting of an incremental increase in the interest rate not to exceed 4%. As of April 30, 2012, the Company has 77 full-time employees in Wisconsin, of which 17 are newly created full-time positions. The outstanding borrowings under the agreement as of March 31, 2012 and December 31, 2011 were $240,417 and $252,454, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and is due on March 31, 2014.   Note #1 may be prepaid in whole or in part, without penalty at any time, however scheduled payments are due on June 30, 2012 and June 30, 2013.  Payments will be applied first to accrued but unpaid interest and then to principal.  Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Provided these provisions are met, the Company could potentially retire Note #1 prior to its expiration date.  As of March 31, 2012, the non cash reduction of principal calculated under these provisions and classified as notes payable-current is $15,408.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. The outstanding principal balance of this note as of March 31, 2012 and December 31, 2011 was $700,000.

Promissory Note #2

From the sale of its Series 5 PLC product line assets, the Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the third party with an unsecured one-year promissory note (“Note #2”) for $50,000. The outstanding principal balance bore interest at the annual rate of 5.25% and was due on March 4, 2012. This note was paid in full prior to March 31, 2012.

Aggregate maturities of long-term debt as of March 31, 2012 are as follows:

For the years ending December 31,	Amount
2012 (Remainder of)	$51,878
2013	49,485
2014	735,076
2015	51,503
2016	52,475
940,417
Less: Current portion	(64,156
Total Long term portion	$876,261

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

MARCH 31, 2012

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

The charge to additional paid in capital for amortization of Series A discount and costs for each of the three months ended March 31, 2012 and 2011 was $17,901.

For the three months ended March 31, 2012 and 2011 we accrued dividends for Series A shares in the amount of $18,454 and $21,212, respectively, and cumulative accrued dividends of $195,302 as of March 31, 2012. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the Series A shares.

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

MARCH 31, 2012

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

The charge to additional paid in capital for amortization of Series B discount and costs for the three months ended March 31, 2012 and 2011 was $105,210, and $39,438, respectively.

For the three months ended March 31, 2012 and 2011 we accrued dividends for Series B in the amount of $49,188 and $26,348, respectively, and have cumulative accrued dividends of $271,185 as of March 31, 2012. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company.  Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $2,465,000 and second, Series A with a preference value of $925.000.  With respect to dividends, both series of preferred stock are equal in their preference over common stock.

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. As of March 31, 2012 and December 31, 2011, the Company has 215 and 538 shares of preferred stock issued and 185 and 493 shares outstanding, designated Series A and B preferred stock, respectively.

During the three months ended March 31, 2012, the Company issued 165,568 shares of common stock to directors and management for services performed through March 31, 2012.  These shares were valued at $30,000, which approximated the fair value of the shares when they were issued.

During the three months ended March 31, 2011 the Company issued 210,856 shares of common stock to directors and management for services performed through March 31, 2011. These shares were valued at $24,500, which approximated the fair value of the shares when they were issued.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan. No new grants may be made under the 2000 stock option plan, which expired April 23, 2012.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.99	175,000	5.57	$0.14	158,954	$.14
$1.00 - 1.99	225,000	1.29	1.00	225,000	1.00
$2.00 - 2.99	70,000	2.52	2.65	60,000	2.64
$3.00 - 3.99	40,000	3.95	3.09	40,000	3.09
$4.00 - 4.99	35,000	3.49	4.27	35,000	4.27
$5.00 - 5.99	20,000	3.33	5.60	20,000	5.60
	565,000	3.17	$1.45	538,954	$1.47

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2011	2,548,800	$1.57
Granted	—	—
Exercised	—	—
Cancelled or expired	(1,863,800)	1.10
Outstanding at December 31, 2011	685,000	$1.45
Granted	—	—
Exercised	—	—
Cancelled or expired	(120,000)	1.43
Outstanding at March 31, 2012	565,000	$1.45

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

There were no options granted or exercised during the three months ended March 31, 2012 and 2011.  Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 was $6,165 and $7,994, respectively.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants.  These options were granted in lieu of cash compensation for services performed.

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	25,000	.01	$1.00	25,000	$1.00

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2011	425,000	$1.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2011	425,000	$1.00
Granted	—	—
Exercised	—	—
Canceled or expired	(400,000)	1.00
Outstanding at March 31, 2012	25,000	$1.00

There were no non-employee stock options vested during the three month periods ended March 31, 2012 and 2011.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with the issuance of Series A and B redeemable preferred stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	10,346,168	3.71	$0.13	10,346,168	$0.13
0.33	1,628,800	2.64	0.33	1,628,800	0.33
0.60	800,000	1.10	0.60	800,000	0.60
3.01	962,330	2.25	3.01	962,330	3.01
4.17	359,712	.31	4.17	359,712	4.17
	14,097,010	3.25	$.48	14,097,010	$.48

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2011	22,104,742	$0.51
Issued	5,336,816	0.20
Exercised	—	—
Canceled or expired	(12,729,694)	0.34
Outstanding at December 31, 2011	14,711,864	0.50
Issued	—	—
Exercised	—	—
Canceled or expired	(614,854)	1.04
Outstanding at March 31, 2012	14,097,010	$.48

The Company did not issue any warrants during the three month period ended March 31, 2012.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

NOTE K – RELATED PARTIES

From time to time the Company may receive advances from certain of its officers in the form of salary deferment and cash advances, to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements. There were no such deferments or advances outstanding as of March 31, 2012 and December 31, 2011.

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

Commitments for minimum rentals under non cancelable leases at March 31, 2012 are as follows:

2012 (Remainder of)	$290,970
2013	402,948
2014	414,263
2015	426,399
2016	169,156
2017 and thereafter	584,277
Total	$2,288,013

The table above does not reflect expected rentals to be received under the sublease agreement.  Future receipts under the sublease agreement are expected to be $95,423 for the remainder of 2012 and $10,777 in 2013, respectively.

Rental expenses charged to operations for the three months ended March 31, 2012 and 2011 are $133,040 and 169,992, respectively. Rental income received for the three months ended March 31, 2012 was $31,389.

Employment Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

Jason L. Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement dated May 1, 2012.  Mr. Tienor’s employment agreement is for a term expiring on May 1, 2014, is renewable at the agreement of the parties and provides for a base salary of $200,000 per year.

Jeffrey J. Sobieski, Chief Technology Officer, is employed pursuant to an employment agreement, dated May 1, 2012. Mr. Sobieski’s employment agreement is for a term expiring on May 1, 2014, is renewable at the agreement of the parties and provides for a base salary of $190,000 per year.

Richard E. Mushrush, Chief Financial Officer, is employed pursuant to an employment agreement, dated May 1, 2012. Mr. Mushrush’s employment agreement is for a term expiring on May 1, 2013, is renewable at the agreement of the parties and provides for a base salary of $110,000 per year.

Gerrit J. Reinders, Executive Vice President-Global Sales and Marketing, is employed pursuant to an employment agreement, dated May 1, 2012. Mr. Reinder’s employment agreement is for a term expiring on May 1, 2013, is renewable at the agreement of the parties and provides for a base salary of $150,000 per year.

Matthew P. Koch, Chief Operating Officer, is employed pursuant to an employment agreement, dated May 1, 2012. Mr. Koch’s employment agreement is for a term expiring on May 1, 2013, is renewable at the agreement of the parties and provides for a base salary of $130,000 per year.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

In the case of Robert P. Crabb v Telkonet, Inc., the parties executed a settlement agreement and general release on January 20, 2012 for $127,000.  Terms of the agreement called for Telkonet to make an initial payment of $27,000 on January 27, 2012.  The remaining balance is to be paid in three equal installments on or before March 1, June 1 and September 1, 2012.  If Telkonet fails to make any of the above-specified payments within ten (10) days of the specified date, Telkonet shall be deemed in default.  In the event of such a default, Mr. Crabb may, at his option, demand the entire balance due (and unpaid) and shall be entitled to 6% interest on $155,000 from May 1, 2008.

Stephen L. Sadle v. Telkonet, Inc

On April 15, 2011, a former executive, Stephen L. Sadle, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint in the Circuit Court for Montgomery County, MD alleging (1) Breach of Contract, (2) Promissory Estoppel/Detrimental Reliance and (3) violation of Maryland's Wage Payment and Collection Act. The three claims in his Complaint each arise out of his departure in 2007. On May 27, 2011, the defendants filed a motion to dismiss Mr. Sadle's claims. On August 10, 2011, the court granted in full the Defendants' motion to dismiss.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Sales Tax

The Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure.  Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $1,127,000 accrued as of March 31, 2012.  The Company intends to manage the liability by (1) confirming if customers self-assessed and remitted tax to the applicable state(s) absent from our transactions (2) confirming if customers were subjected to a state audit and if so did it result in the customer paying tax absent from our transaction (3) invoicing customers for the back taxes and (4) establishing voluntary disclosure agreements with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $620,000, not including any applicable interest and penalties.

NOTE M – BUSINESS CONCENTRATION

For the three months ended March 31, 2012, no single customer represented 10% or more of total net revenues. Revenues from one major customer approximated $235,000 or 10% of the Company’s total net revenues for the three month period ended March 31, 2011. Total accounts receivable of $195,475 or 23% of total accounts receivable, was due from this customer as of March 31, 2011.

Purchases from two major suppliers approximated $571,548, or 79%, of purchases, and $227,500, or 75%, of purchases, for the three months ended March 31, 2012 and 2011, respectively. Total due to these suppliers, net of deposits was approximately $0 as of March 31, 2012, and $76,938, or 4% of total accounts payable, as of March 31, 2011.

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

MARCH 31, 2012

(UNAUDITED)

The following table sets forth the Company’s derivative liability as of March 31, 2011 which is measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Level 3	Total

Derivative liability	-	-	570,569	570,569
Total	$-	$-	$570,569	$570,569

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the quarter ended March 31, 2012, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2011 filed April 23, 2012.

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

Telkonet’s EthoStream Hospitality Network is now one of the largest high speed internet access (HSIA) solution providers in the world, with a customer base of more than 2,300 properties representing approximately 223,000 hotel rooms.  This network provides Telkonet with the opportunity to market our energy efficiency solutions.  In addition, more than 4.6 million users access the internet monthly via the EthoStream Hospitality Network providing Telkonet with a growing captive audience for promotional relationships.  The EthoStream Hospitality Network is backed by a 24/7 U.S.-based in-house support center that uses integrated, web-based management tools enabling proactive customer support. We utilize direct and indirect sales channels in all areas of our business.  With a growing Value-Added Reseller (VAR) network, we continue to broaden our reach throughout the industry.  Utilizing key integrators and strategic partners, we’ve been able to increase penetration in each of our targeted markets.  The impact of this effort is a growing percentage of Telkonet’s business is driven by our indirect sales channels.

Our direct sales efforts target the hospitality, education, commercial, utility and government/military markets.  Taking advantage of legislation, including the Energy Independence and Security Act of 2007, or EISA, the Energy Policy Act of 2005, and the American Recovery and Reinvestment Act we’ve focused our sales efforts in areas with available public funding and incentives, such as rebate programs offered by utilities for efficiency upgrades.  Through our proprietary platform, technology and partnerships with energy efficiency providers, we intend to position our Company as a leading provider of energy management solutions.

Forward Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements.  Accordingly, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for 2012 and future periods.  These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable.  However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.  Factors that could cause or contribute to such differences include those risks affecting the Company’s business as described in the Company’s filings with the SEC, including the current reports on Form 8-K, which factors are incorporated herein by reference.  The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  On an ongoing basis, we evaluate significant estimates used in preparing our condensed consolidated financial statements including those related to revenue recognition, fair value of financial instruments, guarantees and product warranties, sales tax obligations, stock based compensation, potential impairment of goodwill and other long lived assets and business combinations.  We base our estimates on historical experience, underlying run rates and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

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

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	March 31, 2012		March 31, 2011		Variance

Product	$917,929	48%	$1,351,072	54%	$(433,143)	-32%
Recurring	1,010,672	52%	1,131,627	46%	(120,955)	-11%
Total	$1,928,601	100%	$2,482,699	100%	$(554,098)	-22%

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

For the three months ended March 31, 2012, product revenue decreased by 32% when compared to the prior year period.  Product revenue in 2012 includes approximately $0.4 million attributed to the sale and installation of energy management products, and approximately $0.5 million for the sale and installation of HSIA products.  Since our sales of energy management and HSIA products are primarily concentrated in the hospitality market, we have been significantly impacted by the current economic downturn, as industry capital expenditures were reduced and/or eliminated.

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

Recurring revenue includes approximately 2,300 hotels in our broadband network portfolio.  We currently support approximately 223,000 HSIA rooms, with approximately 4.6 million monthly users.  For the three months ended March 31, 2012, recurring revenue decreased by 11% when compared to the prior year period.  The decrease of recurring revenue was attributed to a decrease in advertising revenue.

Cost of Sales

	Three Months Ended
	March 31, 2012		March 31, 2011		Variance

Product	$600,809	65%	$708,270	52%	$(107,461)	-15%
Recurring	289,909	29%	263,869	23%	26,040	10%
Total	$890,718	46%	$972,139	39%	$(81,421)	-8%

Product Costs

Costs of product sales include equipment and installation labor related to the sale of SmartGrid and broadband networking equipment, including EcoSmart technology, Telkonet Series 5 and Telkonet iWire.  For the three months ended March 31, 2012, product costs decreased by 15% when compared to the prior year period. The decrease was in correlation to decreased product sales.

Recurring Costs

Recurring costs are comprised of labor and telecommunication services for our Customer Service department.  For the three months ended March 31, 2012, recurring costs increased by 10% when compared to the prior year period.  This increase was primarily due to additional customer support staff and related expenses.

Gross Profit

	Three Months Ended
	March 31, 2012		March 31, 2011		Variance

Product	$317,120	35%	$642,802	48%	$(325,682)	-51%
Recurring	720,763	71%	867,758	77%	(146,995)	-17%
Total	$1,037,883	54%	$1,510,560	61%	$(472,677)	-31%

Product Gross Profit

The gross profit on product revenue for the three months ended March 31, 2012 decreased by 51% compared to the prior year period. This decrease was a result of decreased product sales and installations on energy management and HSIA sales.

Recurring Gross Profit

Our gross profit associated with recurring revenue decreased by 17% for the three months ended March 31, 2012.  The decrease was mainly due to a decrease in advertising revenue which yields higher gross margins.

Operating Expenses

	Three Months Ended March 31,
	2012	2011	Variance

Total	$1,734,943	$1,397,971	$336,972	24%

During the three months ended March 31, 2012, operating expenses increased by 24% when compared to the prior year period.  The increase is the result of additional professional fees, sales and marketing staff and related expenses.

Research and Development

	Three Months Ended March 31,
	2012	2011	Variance

Total	$230,564	$208,609	$21,955	11%

Our research and development costs related to both present and future products are expensed in the period incurred.  Current research and development costs are associated with product development and integration. Research and development costs increased 11% when compared to the prior year period. The increase is due to expenditures for test equipment and consulting.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2012	2011	Variance

Total	$1,431,781	$1,127,834	$303,947	27%

During the three months ended March 31, 2012, selling, general and administrative expenses increased over the comparable prior year period by approximately 27%.  The increase is primarily the result of increased professional fees, sales and marketing staff and related expenses.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital deficit increased by $595,366 during the three months ended March 31, 2012 from a working capital deficit (current liabilities in excess of current assets) of $774,915 at December 31, 2011 to a working capital deficit of $1,370,281 at March 31, 2012.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. . The Loan Agreement contains covenants which require, among other things, that the Company shall keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. For each new full time position not kept, created or maintained, the Company will be required to pay a penalty consisting of an incremental increase in the interest rate not to exceed 4%. As of April 30, 2012, the Company has 77 full-time employees in Wisconsin, of which 17 are newly created full-time positions. The outstanding borrowings under the agreement as of March 31, 2012 and December 31, 2011 were $240,417 and $252,454, respectively.

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

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and is due on March 31, 2014.   Note #1 may be prepaid in whole or in part, without penalty at any time, however scheduled payments are due on June 30, 2012 and June 30, 2013.  Payments shall be applied first to accrued but unpaid interest and then to principal.  Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Provided these provisions are met, the Company could potentially retire Note #1 prior to its expiration date.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. The outstanding borrowings under this agreement was $700,000 as of March 31, 2012.

Promissory Note #2

From the sale of its Series 5 PLC product line assets, the Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the third party with an unsecured one-year promissory note (“Note #2”) for $50,000. The outstanding principal balance bore interest at the annual rate of 5.25% and was due on March 4, 2012. This note was paid in full prior to March 31, 2012.

Cash flow analysis

Cash used in continuing operations was $394,575 and cash provided from continuing operations was $3,312 during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, our primary capital needs included business strategy execution, inventory procurement and managing current liabilities.

Cash used in investing activities from continuing operations was $3,995 during the current period, and cash provided by investing activities was $1,006,645 during the period ended March 31, 2011. During the period ended March 31, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets for $1,000,000 in cash.

Cash used in financing activities was $24,783 and $942,935 during the periods ending March 31, 2012 and 2011, respectively.  During the period ended March 31, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets for $1,000,000 in cash.  In connection with the sale, the purchaser lent the Company $700,000 in the form of a 6% promissory note dated March 4, 2011. The Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011.

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

Management expects that global economic conditions will continue to present a challenging operating environment through 2012; therefore working capital management will continue to be a high priority for the remainder of 2012.

The Company intends to manage the approximate $1,127,000 sales tax liability by (1) confirming if customers self-assessed and remitted tax to the applicable state(s) absent from our transactions (2) confirming if customers were subjected to a state audit and if so did it result in the customer paying tax absent from our transaction (3) invoicing customers for the back taxes and (4) establishing voluntary disclosure agreements with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $620,000, not including any applicable interest and penalties.

Additional financing may be required in order to meet our current and projected cash flow requirements from operations.  We cannot predict whether this new financing, if it is required, will be in the form of equity or debt.  We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Off-Balance sheet Arrangements

The Company has no off-balance sheet arrangements other than its facility leases.

Acquisition or Disposition of Property and Equipment

During the three months ended March 31, 2012, the Company had $3,995 of expenditures on fixed assets and costs of equipment. The Company does not anticipate any significant purchases of property, plant or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

We presently lease two commercial office spaces in Germantown, Maryland totaling, in the aggregate, 16,400 square feet.  Both leases expire in December 2015.  On July 15, 2011, Telkonet executed a sublease agreement for 11,626 square feet of its space located in Germantown, Maryland.  The sublease term will expire on January 31, 2013.  The subtenant received a one month rent abatement and has the option to extend the sublease from January 31, 2013 to December 31, 2015.

Disclosure of Contractual Obligations

On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets to Dynamic Ratings (“Dynamic Ratings”).  The purchase price was $1,000,000 in cash.  In connection with the sale Dynamic Ratings lent $700,000 in the form of a 6% promissory note (Promissory Note #1) dated March 4, 2011. The Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note for $50,000 (Promissory Note #2), which was subsequently paid off prior to March 31, 2012.

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

Item 4.  Controls and Procedures.

As of March 31, 2012, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Due to the lack of a segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

During the three months ended March 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes to risk factors previously disclosed in our 2011 Annual Report in response to Item 1A of Form 10-K.

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

Telkonet, Inc. Registrant

Date: May 15, 2012	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: May 15, 2012	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Controller and Chief Financial Officer (principal financial officer)

