Form 10-Q
period 2012-06-30
TELKONET INC
filed 2012-08-14
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 104,781,288 shares of Common Stock ($.001 par value) as of August 7, 2012.

TELKONET, INC.

FORM 10-Q for the Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$745,626	$961,091
Restricted cash on deposit	91,000	91,000
Accounts receivable, net	1,410,807	1,306,011
Inventories	672,822	322,210
Prepaid expenses	131,626	157,665
Total current assets	3,051,881	2,837,977

Property and equipment, net	32,836	11,953

Other assets:
Goodwill	8,570,446	8,570,446
Intangible assets, net	1,621,137	1,741,977
Deposits	34,238	34,238
Total other assets	10,225,821	10,346,661

Total Assets	$13,310,538	$13,196,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,421,934	$1,248,386
Accrued liabilities and expenses	2,448,248	2,176,208
Notes payable – current	48,993	111,405
Deferred revenues	106,772	55,529
Customer deposits	77,055	21,364
Total current liabilities	4,103,002	3,612,892

Long-term liabilities:
Deferred lease liability	129,318	118,636
Notes payable – long term	863,921	853,795
Total long-term liabilities	993,239	972,431

Redeemable preferred stock:
15,000,000 shares authorized, par value $.001 per share
Series A; 215 shares issued, 185 shares outstanding at June 30, 2012 and December 31, 2011, preference in liquidation of $1,138,756 as of June 30, 2012	969,501	892,995
Series B; 538 shares issued, 493 shares outstanding at June 30, 2012 and December 31, 2011, preference in liquidation of $2,785,373 as of June 30, 2012	1,813,316	1,474,956
Total redeemable preferred stock	2,782,817	2,367,951

Commitments and contingencies	–	–

Stockholders’ Equity
Common stock, par value $.001 per share; 190,000,000 shares authorized; 104,781,228 and 104,349,507 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	104,783	104,352
Additional paid-in-capital	124,242,533	124,483,161
Accumulated deficit	(118,915,836)	(118,344,196)
Total stockholders’ equity	5,431,480	6,243,317

Total Liabilities and Stockholders’ Equity	$13,310,538	$13,196,591

See accompanying notes to the condensed consolidated financial statement

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011
Revenues, net:
Product	$2,401,683	$1,776,888	$3,319,612	$3,127,960
Recurring	1,060,228	1,151,048	2,070,900	2,282,675
Total Net Revenue	3,461,911	2,927,936	5,390,512	5,410,635

Cost of Sales:
Product	1,201,855	1,017,894	1,802,664	1,726,164
Recurring	276,815	291,247	566,724	555,116
Total Cost of Sales	1,478,670	1,309,141	2,369,388	2,281,280

Gross Profit	1,983,241	1,618,795	3,021,124	3,129,355

Operating Expenses:
Research and development	250,501	182,625	481,065	391,234
Selling, general and administrative	1,495,927	1,166,812	2,927,708	2,294,645
Depreciation and amortization	61,478	68,818	134,076	130,346
Total Operating Expenses	1,807,906	1,418,255	3,542,849	2,816,225

Income (Loss) from Operations	175,335	200,540	(521,725)	313,130

Other Income (Expenses):
Interest expense, net	(33,559)	(23,740)	(65,323)	(213,974)
Gain on derivative liability	–	–	–	172,476
Gain on disposal of property and equipment	–	–	–	2,165
Gain on sale of product line	15,408	–	15,408	829,296
Total Other Income (Expense)	(18,151)	(23,740)	(49,915)	789,963

Income (Loss) Before Provision for Income Taxes	157,184	176,800	(571,640)	1,103,093

Provision for Income Taxes	–	–	–	–

Net Income (Loss)	157,184	176,800	(571,640)	1,103,093

Accretion of preferred dividends and discount	(224,113)	(170,800)	(414,866)	(313,867)
Net income (loss) attributable to common stockholders	$(66,929)	$6,000	$(986,506)	$789,226

Net income (loss) per common share:
Income (loss) per common share– basic	$0.00	$0.00	$(0.01)	$0.01
Income (loss) per common share - diluted	$0.00	$0.00	$(0.01)	$0.01

Weighted Average Common Shares Outstanding – basic	104,518,000	102,878,097	104,434,663	101,556,654
Weighted Average Common Shares Outstanding - diluted	106,981,373	104,404,580	106,898,037	103,083,137

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS FROM JANUARY 1, 2012 THROUGH JUNE 30, 2012

	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2012	104,349,507	$104,352	$124,483,161	$(118,344,196)	$6,243,317

Shares issued to directors and management at approximately $0.16 per share	431,721	431	70,569	–	71,000

Stock-based compensation expense related to employee stock options	–	–	103,669	–	103,669

Accretion of redeemable preferred stock discount	–	–	(279,582)	–	(279,582)

Accretion of redeemable preferred stock dividends	–	–	(135,284)	–	(135,284)

Net loss				(571,640)	(571,640)

Balance at June 30, 2012	104,781,228	$104,783	$124,242,533	$(118,915,836)	$5,431,480

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$(571,640)	$1,103,093

Adjustments to reconcile net income (loss) from operations to net cash used in operating activities:
Amortization of debt discounts and financing costs	—	191,357
Gain on sale of product line	(15,408)	(829,296)
Gain on derivative liability	—	(172,476)
Gain on disposal of property and equipment	—	(2,165)
Stock based compensation expense	174,669	96,488
Depreciation of property and equipment	13,236	9,506
Amortization of intangible assets	120,840	120,840
Provision for doubtful accounts	11,850	(56,620)

Increase / decrease in:
Accounts receivable	(116,646)	(389,250)
Inventories	(350,612)	(117,270)
Prepaid expenses	26,039	(67,910)
Accounts payable	173,548	(531,752)
Accrued liabilities & expenses	272,040	62,865
Deferred revenue	51,243	(22,958)
Customer deposits	55,691	(58,012)
Deferred lease liability	10,682	15,416
Net Cash Used In Operating Activities	(144,468)	(648,144)

Cash Flows From Investing Activities:
Purchase of property and equipment	(34,119)	—
Proceeds from disposal of property and equipment	—	6,645
Proceeds from sale of product line	—	1,000,000
Net Cash (Used In) Provided By Investing Activities	(34,119)	1,006,645

Cash Flows From Financing Activities:
Proceeds from issuance of note payable	—	700,000
Payments on note payable	(36,878)	(35,910)
Payments on note payable – related party	—	(25,114)
Proceeds from issuance of redeemable preferred stock	—	1,355,000
Repayment of convertible debentures	—	(1,606,023)
Net Cash (Used In) Provided by Financing Activities	36,878)	387,953

Net (decrease) increase in cash and cash equivalents	(215,465)	746,454
Cash and cash equivalents at the beginning of the period	961,091	136,030
Cash and cash equivalents at the end of the period	$745,626	$882,484

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest expense	$3,395	$177,639
Non-cash transactions:
Issuance of note payable in conjunction with warrant cancellation	$–	$50,000
Beneficial conversion feature of redeemable convertible preferred stock	–	427,895
Value of warrants issued with redeemable convertible preferred stock	–	427,895
Accretion of discount on redeemable preferred stock	279,582	193,797
Accretion of dividends on redeemable preferred stock	135,284	120,070
Retirement of derivative liability related to warrant obligation	–	1,729,299
Conversion of preferred stock to common stock	–	25,000

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2011 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported net loss of $571,640 for the six month period ended June 30, 2012, accumulated deficit of $118,915,836 and total current liabilities in excess of current assets of $1,051,121 as of June 30, 2012.

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

JUNE 30, 2012

(UNAUDITED)

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

Management intends to review the options for raising capital including, but not limited to, asset-based financing, private placements, and/or disposition of assets.  Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. There can be no assurance that the Company will be successful in obtaining additional funding.

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

JUNE 30, 2012

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

Income (Loss) per Common Share

The Company computes income (loss) per share under ASC 260-10, Earnings Per Share.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding of common stock.  Diluted income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There is no effect on diluted income (loss) per share since the majority of common stock equivalents are anti-dilutive. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10 “Income Taxes.” Under this method, deferred income taxes (when required) are provided based on the difference between the financial reporting and income tax basis of assets and liabilities and net operating losses at the statutory rates enacted for future periods. The Company has a policy of establishing a valuation allowance when it is more likely than not that the Company will not realize the benefits of its deferred income tax assets in the future.

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

JUNE 30, 2012

(UNAUDITED)

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

Guarantees and Product Warranties

ASC 460-10, Guarantees, requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company’s guarantees were issued subject to the recognition and disclosure requirements of ASC 460-10 as of June 30, 2012 and December 31, 2011.

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the period ended June 30, 2012 and year ended December 31, 2011, the Company experienced returns of approximately 2% to 8% material cost of sales. For the period ended June 30, 2012 and the year ended December 31, 2011, the Company recorded warranty liabilities in the amount of $75,623 and $104,423, respectively, using this experience factor range.

Product warranties for the periods ended June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011
Beginning balance	$104,423	$100,293
Warranty expenses incurred	(73,099)	(101,505)
Provision charged to expense	44,299	105,635
Ending balance	$75,623	$104,423

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

Stock-based compensation expense in connection with options granted to employees for the three and six months ended June 30, 2012 and 2011 was $97,504 and $7,994, and $103,669 and $46,780, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Deferred Lease Liability

Rent expense is recorded on a straight-line basis over the term of the lease. Rent escalations and rent abatement periods during the term of the lease create a deferred lease liability which represents the excess of cumulative rent expense recorded to date over the actual rent paid to date.

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 square feet of commercial office space in Germantown, Maryland. Because we no longer have access to this subleased space, we recorded a charge of $59,937 in accrued liabilities and expenses related to this abandonment during 2011. On June 27, 2012 the subtenant exercised the option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015 and we recorded an additional charge of $132,174 during the three months ended June 30, 2012. The remaining liability at June 30, 2012 is $156,545.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued FASB ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is now codified under FASB ASC Topic 820, “Fair Value Measurement.”  This new guidance provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”).  Certain fair value measurement principles were clarified or amended in this ASU, such as the application of the highest and best use and valuation premise concepts.  New and revised disclosure requirements include:  quantitative information about significant unobservable inputs used for all Level 3 fair value measurements and a description of the valuation processes in place, as well as a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements; public companies will need to disclose any transfers between Level 1 and Level 2 fair value measurements on a gross basis, including the reason(s) for those transfers; a requirement regarding disclosure on the highest and best use of a nonfinancial asset; and a requirement that all fair value measurements be categorized in the fair value hierarchy with disclosure of that categorization.  FASB ASU No. 2011-04 was effective during the six month period ended June 30, 2012. The adoption of this ASU did not have an impact on our condensed consolidated statements.

In September 2011, the FASB issued FASB ASU No. 2011-08, “Testing Goodwill for Impairment,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This new guidance allows an entity to first assess qualitative factors to evaluate if the existence of events or circumstances leads to a determination it is necessary to perform the current two-step test.  After assessing the totality of events or circumstances, if it is determined it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  Otherwise, the entity is required to perform Step 1 of the impairment test.  An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to Step 1 of the two-step impairment test, and then resume performing the qualitative assessment in any subsequent period.  Reporting units with zero or negative carrying amounts continue to be required to perform a qualitative assessment in place of Step 1 of the impairment test. The new guidance includes examples of events and circumstances an entity should consider in its evaluation of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, such as macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events.  The examples of events and circumstances included in this ASU supersede the previous examples entities should have considered. FASB ASU No. 2011-08 is effective for our annual and interim goodwill impairment tests performed during the year ending December 31, 2012. We did not perform any impairment tests during the six month period ended June 30, 2012 and will be considering the impact of this ASU on our condensed consolidated statements going forward.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test.1 An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. An entity choosing to perform the qualitative assessment would need to identify and consider those events and circumstances that, individually or in the aggregate, most significantly affect an indefinite-lived intangible asset's fair value. The revised standard provides examples of events and circumstances that should be considered, including deterioration in the entity's operating environment, entity-specific events, such as a change in management, and overall financial performance, such as negative or declining cash flows. An entity also should consider any positive and mitigating events and circumstances, as well as whether there have been changes to the carrying amount of the indefinite-lived intangible asset. An entity can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible in any period. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, an entity can choose to early adopt the revised guidance even if its annual test date is before the issuance of the revised standard, provided that the entity has not yet performed its 2012 annual impairment test or issued its financial statements. For example, a calendar year-end entity with a third quarter annual test date may apply the revised standard to its 2012 annual impairment test.

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at June 30, 2012 are:

	Cost	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,278,863)	$1,621,137	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,278,863)	1,621,137
Goodwill – EthoStream	5,796,430	-	5,796,430
Goodwill – SSI	2,774,016	-	2,774,016
Total Goodwill	8,570,446	-	8,570,446
Total	$11,470,446	$(1,278,863)	$10,191,583

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

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

Total amortization expense charged to operations for each of the three and six months ended June 30, 2012 and 2011 was $60,420 and $120,840, respectively.

Estimated amortization expense as of June 30, 2012 is as follows:

Remainder of 2012	$120,840
2013	241,680
2014	241,680
2015	241,680
2016	241,680
2017	241,680
2018 and after	291,897
Total	$1,621,137

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $14,670,446 as a result of the acquisitions of EthoStream and SSI during the year ended December 31, 2007.   The Company evaluates goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. We utilize a discounted cash flow valuation methodology to determine the fair value of the reporting unit. At December 31, 2011, the Company determined that a portion of the value Smart Systems International’s goodwill was impaired based upon management’s assessment of operating results and forecasted discounted cash flow and wrote off $3,100,000 based on that determination.  Since acquisition, the Company has written off $3,000,000 and $3,100,000 of goodwill for Ethostream and Smart Systems International, respectively.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Accounts receivable	$1,531,707	$1,421,411
Allowance for doubtful accounts	(120,900)	(115,400)
Accounts receivable, net	$1,410,807	$1,306,011

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

NOTE E – INVENTORY

Components of inventories as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Finished goods	$745,822	$387,210
Reserve for obsolescence	(73,000)	(65,000)
Inventory, net	$672,822	$322,210

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Accrued liabilities and expenses	$764,597	$684,823
Accrued payroll and payroll taxes	319,478	285,048
Accrued sales taxes, penalties, and interest	1,232,972	1,068,314
Accrued interest	55,578	33,600
Warranty	75,623	104,423
Total	$2,448,248	$2,176,208

 NOTE G – LONG TERM DEBT

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which require, among other things, that the Company shall keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. Under the terms of the agreement, for each new full time position not kept, created or maintained, the Company will be required to pay a penalty consisting of an incremental increase in the interest rate not to exceed 4%. In May of 2012, the Company notified the Department that due to the economic climate, it is unlikely that the 35 new full time position covenant will be met by December 31, 2012. On June 18, 2012, the Department agreed to waive all penalties associated with the covenant and keep the loan interest rate fixed at 2%. The outstanding borrowings under the agreement as of June 30, 2012 and December 31, 2011 were $228,322 and $252,454, respectively.

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and is due on March 31, 2014.   Note #1 may be prepaid in whole or in part, without penalty at any time. A scheduled payment was due on June 30, 2012 and an additional scheduled payment will be due on June 30, 2013.  Amounts earned under the earn-out provisions shall be applied against Note #1. Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Provided these provisions are met, the Company could potentially retire Note #1 prior to its expiration date.  As of June 30, 2012, the non cash reduction of principal calculated under these provisions and applied to the note is $15,408.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. The outstanding principal balance of this note as of June 30, 2012 and December 31, 2011 was $684,592 and $700,000. A scheduled payment was due on June 30, 2012 and an additional scheduled payment will be due on June 30, 2013.  Payments will be applied first to accrued but unpaid interest and then to principal.

.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Aggregate maturities of long-term debt as of June 30, 2012 are as follows:

For the years ending December 31,	Amount

2012 (Remainder of)	$24,375
2013	49,485
2014	735,076
2015	51,503
2016	52,475
Total	912,914
Less: Current portion	(48,993)
Total Long term portion	$863,921

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

The charge to additional paid in capital for amortization of Series A discount and costs for the three and six months ended June 30, 2012 and 2011 was $21,697 and $17,901 and $39,598 and $35,802, respectively.

For the three and six months ended June 30, 2012 and 2011, we have accrued dividends in the amount of $18,454 and $21,212 and $36,908 and 42,424, respectively, and cumulative accrued dividends of $213,756 and $138,356. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends have been added to the carrying value of the Series A shares.

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

JUNE 30, 2012

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

The charge to additional paid in capital for amortization of Series B discount and costs for the three months and six months ended June 30, 2012 and 2011 was $134,774 and $118,559 and $239,984 and $157,995, respectively.

For the three and six months ended June 30, 2012 and 2011, we accrued dividends for Series B in the amount of $49,188 and $51,298 and $98,376 and $77,646, respectively, and have cumulative accrued dividends of $320,373 and $120,683 as of June 30, 2012 and 2011. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company.  Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $2,465,000 and second, Series A with a preference value of $925,000.  With respect to dividends, both series of preferred stock are equal in their preference over common stock.

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. As of June 30, 2012 and December 31, 2011, the Company has 215 and 538 shares of preferred stock issued and 185 and 493 shares outstanding, designated Series A and B preferred stock, respectively.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of June 30, 2012 and December 31, 2011 the company has 104,781,228 and 14,349,507 shares issued and outstanding.

During the six months ended June 30, 2012, the Company issued 431,721 shares of common stock to directors and management for services performed through June 30, 2012.  These shares were valued at $71,000, which approximated the fair value of the shares when they were issued.

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

JUNE 30, 2012

(UNAUDITED)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan. No new grants may be made under the 2000 stock option plan, which expired April 23, 2012.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.20	790,642	8.77	$0.18	782,071	$.18
$0.21 - 0.99	-	-	-	-	-
$1.00 - 3.00	95,000	3.15	2.22	95,000	2.22
$3.01 - 5.99	95,000	3.40	4.05	95,000	4.05
	980,642	7.71	$0.75	972,071	$0.75

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2011	2,548,800	$1.57
Granted	–	–
Exercised	–	–
Cancelled or expired	(1,863,800)	1.10
Outstanding at December 31, 2011	685,000	$1.45
Granted	615,642	0.19
Exercised	–	–
Cancelled or expired	(320,000)	1.16
Outstanding at June 30, 2012	980,642	$0.75

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

There were 615,642 and 0 options granted and no options exercised during the six months ended June 30, 2012 and 2011. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three months ended June 30, 2012 and 2011 was $97,504 and $7,994 respectively, and for the six months ended June 30, 2012 and 2011 was $103,669 and $15,988, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Non-Employee Stock Options

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2011	425,000	$1.00
Granted	–	–
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2011	425,000	$1.00
Granted	–	–
Exercised	–	–
Canceled or expired	(425,000)	1.00
Outstanding at June 30, 2012	–	$–

There were no non-employee stock options vested during the six month period ended June 30, 2012 and 2011.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with the issuance of Series A and B redeemable preferred stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	10,346,168	3.46	$0.13	10,346,168	$0.13
0.33	1,628,800	2.39	0.33	1,628,800	0.33
0.60	800,000	.85	0.60	800,000	0.60
3.01	962,330	2.00	3.01	962,330	3.01
4.17	359,712	.06	4.17	359,712	4.17
	14,097,010	3.00	$.48	14,097,010	$.48

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2011	22,104,742	$0.51
Issued	5,336,816	0.20
Canceled or expired	(12,729,694)	0.34
Outstanding at December 31, 2011	14,711,864	0.50
Issued	–	–
Exercised	–	–
Canceled or expired	(614,854)	1.04
Outstanding at June 30, 2012	14,097,010	$.48

The Company did not issue any warrants during the six month period ended June 30, 2012.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

NOTE K – RELATED PARTIES

From time to time the Company may receive advances from certain of its officers in the form of salary deferment and cash advances, to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements. There were no such deferments or advances outstanding as of June 30, 2012 and December 31, 2011.

NOTE L – COMMITMENTS AND CONTINGENCIES

Office Lease Obligations

The Company presently leases approximately 14,000 square feet of office space in Milwaukee, Wisconsin for its corporate headquarters.  The Milwaukee lease expires in March 2020.

The Company presently leases 16,416 square feet of commercial office space in Germantown, Maryland.  The lease commitments expire in December 2015.  On July 15, 2011, Telkonet executed a sublease agreement for 11,626 square feet of the office space in Germantown, Maryland.  The subtenant received one month rent abatement and has the option to extend the sublease from January 31, 2013 to December 31, 2015. On June 27, 2012 the subtenant exercised the option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015

Commitments for minimum rentals under non cancelable leases at June 30, 2012 are as follows:

2012 (Remainder of)	$195,521
2013	402,948
2014	414,263
2015	426,399
2016	169,156
2017	174,098
2018 and thereafter	410,179
Total	$2,192,564

Expected rent payments to be received under sublease agreement at June 30, 2012 are as follows:

2012 (Remainder of)	$64,348
2013	130,942
2014	134,872
2015	138,919
Total	$469,081

Rental expenses charged to operations for the three and six months ended June 30, 2012 and 2011 are $128,919 and $152,843 and $261,959 and $322,835, respectively. Rental income received for the three and six months ended June 30, 2012 was $31,389 and $62,778, respectively.

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

JUNE 30, 2012

(UNAUDITED)

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

Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc.

On July 1, 2008, Linksmart Wireless Technology, LLC, or Linksmart, filed a civil lawsuit in the Eastern District of Texas against EthoStream, LLC, our wholly-owned subsidiary and 22 other defendants (Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc., et al, U.S. District Court, for the Eastern District of Texas, Marshall Division, No. 2:08-cv-00264).  This lawsuit alleges that the defendants’ services infringe a wireless network security patent held by Linksmart. Linksmart seeks a permanent injunction enjoining the defendants from infringing, inducing the infringement of, or contributing to the infringement of its patent, an award of damages and attorney’s fees.

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

The parties in the lawsuit agreed to and the Court ordered a stay of the litigation pending the conclusion of a reexamination proceeding in the U.S. Patent and Trademark Office relating to the patent involved in the lawsuit.  The case was reopened in early 2012 based on the expectation that a reexamination certificate would be issued by the Patent Office. The reexamination certificate has been issued. After the case resumed, the parties agreed to a “transfer” of the case from the Eastern District of Texas to the Central District of California. To accomplish the “transfer,” with the agreement of the parties, the Texas case was dismissed and a new action was filed in California on April 5, 2012. (Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc., et al, U.S. District Court, for the Central District of California, Southern Division, No. SACV 12-522-JST). The parties have answered the complaint filed in the new action and a scheduling conference is set for October 19, 2012.

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

In the case of Robert P. Crabb v Telkonet, Inc., the parties executed a settlement agreement and general release on January 20, 2012 for $127,000.  Terms of the agreement called for Telkonet to make an initial payment of $27,000 on January 27, 2012, and Telkonet made additional payments on March 1 and June 1, 2012.  The remaining balance is to be paid on or before September 1, 2012.  If Telkonet fails to make the payments within ten days of the specified date, Telkonet will be deemed in default.  In the event of such a default, Mr. Crabb may, at his option, demand the entire balance due (and unpaid) and will be entitled to 6% interest on $155,000 from May 1, 2008.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Stephen L. Sadle v. Telkonet, Inc

On April 15, 2011, a former executive, Stephen L. Sadle, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint in the Circuit Court for Montgomery County, MD alleging (1) Breach of Contract, (2) Promissory Estoppel/Detrimental Reliance and (3) violation of Maryland's Wage Payment and Collection Act. The three claims in his Complaint each arose out of his departure in 2007. In terms of relief, Mr. Sadle sought "severance compensation" in the amount of $195,000, treble damages, interest, and attorneys’ fees. This lawsuit was resolved as part of a voluntary settlement prior to the scheduled jury trial beginning on May 14, 2012. On July 26, 2012, the Parties filed a Joint Stipulation of Dismissal with prejudice.

In the case of Stephen L. Sadle v Telkonet, Inc., the parties executed a settlement agreement and general release on July 2, 2012 for $100,000.  Terms of the agreement called for Telkonet to make an initial payment of $30,000 on June 1, 2012.  The remaining balance is to be paid in three equal installments on or before September 1, December 1, 2012 and March 1, 2013.  If Telkonet fails to make any of the above-specified payments within ten days of the specified date, Telkonet will be deemed in default.  In the event of such a default, Mr. Sadle may, at his option, demand the entire balance due (and unpaid) and will be entitled to 6% interest on $155,000 from May 1, 2008.

Sales Tax

The Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure.  Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $1,233,000 accrued as of June 30, 2012.  The Company intends to manage the liability by (1) confirming if customers self-assessed and remitted tax to the applicable state(s) absent from our transactions (2) confirming if customers were subjected to a state audit and if so did it result in the customer paying tax absent from our transaction (3) invoicing customers for the back taxes and (4) establishing voluntary disclosure agreements with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $620,000, not including any applicable interest and penalties.

The following table sets forth the change in the sales tax accrual as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Balance, Beginning of year	$1,068,314	$776,671
Collections	134,064	162,975
Accruals	–	75,979
Interest and penalties	40,000	89,020
Payments	(9,406)	(36,331)
Balance at end of period	$1,232,972	$1,068,314

NOTE M – BUSINESS CONCENTRATION

For the six months ended June 30, 2012 and 2011, no single customer represented 10% or more of total net revenues.

Purchases from two major suppliers approximated $964,632, or 70%, of purchases, and $898,305, or 81%, of purchases, for the six months ended June 30, 2012 and 2011, respectively. Total due to these suppliers, net of deposits was approximately $1,744 as of June 30, 2012, and $149,055, as of June 30, 2011.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

NOTE N – FAIR VALUE MEASUREMENTS

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents and long-term marketable securities. When applicable, the Company’s long term marketable securities are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s long-term investments are classified within Level 3 of the fair value hierarchy because they are valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.  The Company’s derivative liabilities and convertible debentures are classified within Level 3 of the fair value hierarchy because they are valued using inputs which are not actively observable, either directly or indirectly.

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

2011
Balance at beginning of year	$1,901,775
Repayment of debt and warrants related to derivative liability	(1,158,730)
Change in fair value of derivative liability	(172,476)
Retirement of derivative liability related to warrant obligation	(570,569)

Balance at end of period	$–

The following table sets forth certain Company assets as of December 31, 2011 which are measured at fair value on a non-recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Level 3	Total
Goodwill-SSI	$–	$–	$2,774,016	$2,774,016
Total	$–	$–	$2,774,016	$2,774,016

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 assets (Goodwill-SSI) measured on a non-recurring basis as of December 31, 2011.

2011
Balance at beginning of year	$5,874,016
Impairment of carried value	(3,100,000)
Balance at December 31, 2011	$2,774,016

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the quarter ended June 30, 2012, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2011, filed April 23, 2012.

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

On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets to Dynamic Ratings (“Dynamic Ratings”).  The sales price was $1,000,000 in cash.  In connection with the sale, Dynamic Ratings lent the Company an additional $700,000 in the form of a 6% promissory note dated March 4, 2011.  Concurrent with the sale, the Company entered into a Distributorship Agreement and a Consulting Agreement with Dynamic Ratings.  Under the Distributorship Agreement, the Company was designated as a distributor of the Series 5 product to the non-utility sector and will receive preferred pricing for purchases of Series 5 product.  Under the Consulting Agreement, the Company agreed to provide Dynamic Ratings with ongoing transition assistance and consulting services for the Series 5 product.  The Distributorship Agreement and the Consulting Agreement have initial terms that expire on March 31, 2014 and March 31, 2013, respectively.  Any sales incentives and consulting compensation amounts payable to the Company under the Distributorship Agreement and the Consulting Agreement will be applied to the balance of the promissory note.

Telkonet’s EthoStream Hospitality Network is now one of the largest high speed internet access (HSIA) solution providers in the world, with a customer base of more than 2,300 properties representing approximately 227,000 hotel rooms.  This network provides Telkonet with the opportunity to market our energy efficiency solutions.  The EthoStream Hospitality Network is backed by a 24/7 U.S.-based in-house support center that uses integrated, web-based management tools enabling proactive customer support. We utilize direct and indirect sales channels in all areas of our business.  With a growing Value-Added Reseller (VAR) network, we continue to broaden our reach throughout the industry.  Utilizing key integrators and strategic partners, we’ve been able to increase penetration in each of our targeted markets.  The impact of this effort is a growing percentage of Telkonet’s business is driven by our indirect sales channels.

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

Forward Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements.  Accordingly, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for the remainder of 2012 and future periods.  These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable.  However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.  Factors that could cause or contribute to such differences include those risks affecting the Company’s business as described in the Company’s filings with the SEC, including the current reports on Form 8-K, which factors are incorporated herein by reference.  The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

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

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	June 30, 2012		June 30, 2011		Variance

Product	$2,401,683	69%	$1,776,888	61%	$624,795	35%
Recurring	1,060,228	31%	1,151,048	39%	(90,820)	-8%
Total	$3,461,911	100%	$2,927,936	100%	$533,975	18%

	Six Months Ended
	June 30, 2012		June 30, 2011		Variance

Product	$3,319,612	62%	$3,127,960	58%	$191,652	6%
Recurring	2,070,900	38%	2,282,675	42%	(211,775)	-9%
Total	$5,390,512	100%	$5,410,635	100%	$(20,123)	0%

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

For the three and six months ended June 30, 2012, product revenue increased by 35% and 6% respectively, when compared to the prior year periods.  Product revenue in 2012 includes approximately $1.9 million attributed to the sale and installation of energy management products, and approximately $1.4 million for the sale and installation of HSIA products. The increase in product revenue can be attributed to management’s commitment of resources to sales and marketing expense and personnel.

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

Recurring revenue includes approximately 2,300 hotels in our broadband network portfolio.  We currently support approximately 227,000 HSIA rooms.  For the three and six months ended June 30, 2012, recurring revenue decreased by 8% and 9% when compared to the prior year periods.  The decrease of recurring revenue was attributed to a decrease in advertising revenue.

Cost of Sales

	Three Months Ended
	June 30, 2012		June 30, 2011		Variance

Product	$1,201,855	50%	$1,017,894	57%	$183,961	18%
Recurring	276,815	26%	291,247	25%	(14,432)	-5%
Total	$1,478,670	43%	$1,309,141	45%	$169,529	13%

	Six Months Ended
	June 30, 2012		June 30, 2011		Variance

Product	$1,802,664	54%	$1,726,164	55%	$76,500	4%
Recurring	566,724	27%	555,116	24%	11,608	2%
Total	$2,369,388	44%	$2,281,280	42%	$88,108	4%

Product Costs

Costs of product sales include equipment and installation labor related to the sale of SmartGrid and broadband networking equipment, including EcoSmart technology, Telkonet Series 5 and Telkonet iWire.  For the three and six months ended June 30, 2012, product costs as a percentage of sales increased by 18% and 4% when compared to the prior year periods. The increase was attributed to the increase in product sales.

Recurring Costs

Recurring costs are comprised of labor and telecommunication services for our Customer Service department.  For the three months ended June 30, 2012, recurring costs decreased by 5% when compared to the prior year period. The decrease is attributed to the decrease in recurring sales. For the six months ended June 30, 2012, recurring costs increased by 2% when compared to the prior year periods.  The increase was primarily due to additional customer support staff and related expenses incurred during the period ended June 30, 2012.

Gross Profit

	Three Months Ended
	June 30, 2012		June 30, 2011		Variance

Product	$1,199,828	50%	$758,994	43%	$440,834	58%
Recurring	783,413	74%	859,801	75%	(76,388)	-9%
Total	$1,983,241	57%	$1,618,795	55%	$364,446	23%

	Six Months Ended
	June 30, 2012		June 30, 2011		Variance

Product	$1,516,948	46%	$1,401,796	45%	$115,152	8%
Recurring	1,504,176	73%	1,727,559	76%	(223,383)	-13%
Total	$3,021,124	56%	$3,129,355	58%	$(108,231)	-3%

Product Gross Profit

The gross profit on product revenue for the three and six months ended June 30, 2012 increased by 58% and by 8% when compared to the prior year periods. The variances were a result of increased product sales and installations on energy management and HSIA sales.

Recurring Gross Profit

Our gross profit associated with recurring revenue decreased by 9% and 13% for the three and six months ended June 30, 2012.  The decrease was mainly due to a decrease in advertising revenue which yields higher gross profit margins.

Operating Expenses

	Three Months Ended June 30,
	2012	2011	Variance

Total	$1,807,906	$1,418,255	$389,651	27%

	Six Months Ended June 30,
	2012	2011	Variance

Total	$3,542,849	$2,816,226	$726,623	26%

During the three and six months ended June 30, 2012, operating expenses increased by 27% and 26% when compared to the prior year periods.  The increase is the result of additional professional fees, a $132,174 charge to rent from the lease abandonment referenced in Note A, additional sales and marketing staff and related expenses.

Research and Development

	Three Months Ended June 30,
	2012	2011	Variance

Total	$250,501	$182,625	$67,876	37%

	Six Months Ended June 30,
	2012	2011	Variance

Total	$481,065	$391,234	$89,831	23%

Our research and development costs related to both present and future products are expensed in the period incurred.  Current research and development costs are associated with product development and integration. During the three and six months ended June 30, 2012, research and development costs increased 37% and 23% when compared to the prior year periods. The increase is due to additional expenditures for test equipment and consulting.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2012	2011	Variance

Total	$1,495,927	$1,166,812	$329,115	28%

	Six Months Ended June 30,
	2012	2011	Variance

Total	$2,927,708	$2,294,646	$633,062	28%

During the three and six months ended June 30, 2012, selling, general and administrative expenses increased over the comparable prior year periods by 28%.  The increase is primarily the result of increased professional fees, a $132,174 charge to rent from the lease abandonment referenced in Note A, additional sales and marketing staff compensation and related expenses.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital deficit increased by $276,206 during the six months ended June 30, 2012 from a working capital deficit (current liabilities in excess of current assets) of $774,915 at December 31, 2011 to a working capital deficit of $1,051,121 at June 30, 2012.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which require, among other things, that the Company shall keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. Under the terms of the Loan Agreement, for each new full time position not kept, created or maintained, the Company will be required to pay a penalty consisting of an incremental increase in the interest rate not to exceed 4%. In May of 2012, the Company notified the Department that due to the economic climate, it is unlikely that the 35 new full time position covenant will be met by December 31, 2012. On June 18, 2012, the Department agreed to waive all penalties associated with the covenant and keep the loan interest rate fixed at 2%. The outstanding borrowings under the agreement as of June 30, 2012 and December 31, 2011 were $228,322 and $252,454, respectively.

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and is due on March 31, 2014.   Note #1 may be prepaid in whole or in part, without penalty at any time. A scheduled payment was due on June 30, 2012 and an additional scheduled payment will be due on June 30, 2013.  Amounts earned under the earn-out provisions shall be applied against Note #1. Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Provided these provisions are met, the Company could potentially retire Note #1 prior to its expiration date.  As of June 30, 2012, the non cash reduction of principal calculated under these provisions and applied to the note is $15,408.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. The outstanding principal balance of this note as of June 30, 2012 and December 31, 2011 was $684,592 and $700,000. A scheduled payment was due on June 30, 2012 and an additional scheduled payment will be due on June 30, 2013.  Payments will be applied first to accrued but unpaid interest and then to principal.

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

Cash Flow Analysis

Cash used in continuing operations was $144,468 and $648,144 during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, our primary capital needs included business strategy execution, inventory procurement and managing current liabilities.

Cash used in investing activities from continuing operations was $34,119 during the current period, and cash provided by investing activities was $1,006,645 during the three month period ended June 30, 2011. On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets for $1,000,000 in cash.

Cash used in financing activities was $34,119 during the current six month period and cash provided by financing activities was $387,953 during the six month periods ended June 30, 2012 and 2011, respectively.  During the period ended June 30, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets for $1,000,000 in cash.  In connection with the sale, the purchaser lent the Company $700,000 in the form of a 6% promissory note dated March 4, 2011. The Company also issued Series B redeemable preferred stock during the first six months of 2011. Proceeds from the issuance were $1,355,000. The Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011.

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

The Company intends to manage the approximately $1,233,000 of accrued sales tax liability by (1) confirming if customers self-assessed and remitted tax to the applicable state(s) absent from our transactions (2) confirming if customers were subjected to a state audit and if so did it result in the customer paying tax absent from our transaction (3) invoicing customers for the back taxes and (4) establishing voluntary disclosure agreements with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $620,000, not including any applicable interest and penalties.

Additional financing may be required in order to meet our current and projected cash flow requirements from operations.  We cannot predict whether this new financing, if it is required, will be in the form of equity or debt.  We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the trading price of our common stock and the continued economic instability could make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Off-Balance sheet Arrangements

The Company has no off-balance sheet arrangements other than its facility leases.

Acquisition or Disposition of Property and Equipment

During the six months ended June 30, 2012, the Company spent $34,119 of expenditures for equipment. The Company does not anticipate any significant purchases of property or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

We presently lease two commercial office spaces in Germantown, Maryland totaling, in the aggregate, 16,400 square feet.  Both leases expire in December 2015.  On July 15, 2011, Telkonet executed a sublease agreement for 11,626 square feet of its space located in Germantown, Maryland.  On June 27, 2012 the subtenant exercised its option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015.

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

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and is due on March 31, 2014.   Note #1 may be prepaid in whole or in part, without penalty at any time. A scheduled payment was due on June 30, 2012 and an additional scheduled payment will be due on June 30, 2013.  Amounts earned under the earn-out provisions shall be applied against Note #1. Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Provided these provisions are met, the Company could potentially retire Note #1 prior to its expiration date.  As of June 30, 2012, the non cash reduction of principal calculated under these provisions and applied to the note is $15,408.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. The outstanding principal balance of this note as of June 30, 2012 and December 31, 2011 was $684,592 and $700,000. A scheduled payment was due on June 30, 2012 and an additional scheduled payment will be due on June 30, 2013.  Payments will be applied first to accrued but unpaid interest and then to principal.

Item 4.  Controls and Procedures.

As of June 30, 2012, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Due to the lack of a segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

During the three months ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc.

On July 1, 2008, Linksmart Wireless Technology, LLC, or Linksmart, filed a civil lawsuit in the Eastern District of Texas against EthoStream, LLC, our wholly-owned subsidiary and 22 other defendants (Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc., et al, U.S. District Court, for the Eastern District of Texas, Marshall Division, No. 2:08-cv-00264).  This lawsuit alleges that the defendants’ services infringe a wireless network security patent held by Linksmart. Linksmart seeks a permanent injunction enjoining the defendants from infringing, inducing the infringement of, or contributing to the infringement of its patent, an award of damages and attorney’s fees.

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

The parties in the lawsuit agreed to and the Court ordered a stay of the litigation pending the conclusion of a reexamination proceeding in the U.S. Patent and Trademark Office relating to the patent involved in the lawsuit.  The case was reopened in early 2012 based on the expectation that a reexamination certificate would be issued by the Patent Office. The reexamination certificate has been issued. After the case resumed, the parties agreed to a “transfer” of the case from the Eastern District of Texas to the Central District of California. To accomplish the “transfer,” with the agreement of the parties, the Texas case was dismissed and a new action was filed in California on April 5, 2012. (Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc., et al, U.S. District Court, for the Central District of California, Southern Division, No. SACV 12-522-JST). The parties have answered the complaint filed in the new action and a scheduling conference is set for October 19, 2012.

Stephen L. Sadle v. Telkonet, Inc

On April 15, 2011, a former executive, Stephen L. Sadle, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint in the Circuit Court for Montgomery County, MD alleging (1) Breach of Contract, (2) Promissory Estoppel/Detrimental Reliance and (3) violation of Maryland's Wage Payment and Collection Act. The three claims in his Complaint each arose out of his departure in 2007. In terms of relief, Mr. Sadle sought "severance compensation" in the amount of $195,000, treble damages, interest, and attorneys’ fees. This lawsuit was resolved as part of a voluntary settlement prior to the scheduled jury trial beginning on May 14, 2012. On July 26, 2012, the Parties filed a Joint Stipulation of Dismissal with prejudice.

In the case of Stephen L. Sadle v Telkonet, Inc., the parties executed a settlement agreement and general release on July 2, 2012 for $100,000.  Terms of the agreement called for Telkonet to make an initial payment of $30,000 on June 1, 2012.  The remaining balance is to be paid in three equal installments on or before September 1, 2012, December 1, 2012 and March 1, 2013.  If Telkonet fails to make any of the above-specified payments within ten days of the specified date, Telkonet will be deemed in default.  In the event of such a default, Mr. Sadle may, at his option, demand the entire balance due (and unpaid) and will be entitled to 6% interest on $155,000 from May 1, 2008.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: August 14, 2012	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: August 14, 2012	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

