Form 10-Q
period 2012-09-30
TELKONET INC
filed 2012-11-14
CIK 1094084

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

           Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 108,103,001 shares of Common Stock ($.001 par value) as of November 7, 2012.

TELKONET, INC.

FORM 10-Q for the Quarter Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,067,207	$961,091
Restricted cash on deposit	91,000	91,000
Accounts receivable, net	1,921,025	1,306,011
Inventories	769,946	322,210
Prepaid expenses	181,692	157,665
Total current assets	4,030,870	2,837,977

Property and equipment, net	33,986	11,953

Other assets:
Goodwill	8,570,446	8,570,446
Intangible assets, net	1,560,717	1,741,977
Deposits	34,238	34,238
Total other assets	10,165,401	10,346,661

Total Assets	$14,230,257	$13,196,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,459,667	$1,248,386
Notes payable – current	49,238	111,405
Accrued liabilities and expenses	2,260,248	2,176,208
Deferred revenues	171,535	55,529
Customer deposits	141,358	21,364
Total current liabilities	4,082,046	3,612,892

Long-term liabilities:
Deferred lease liability	131,926	118,636
Notes payable – long term	851,519	853,795
Total long-term liabilities	983,445	972,431

Redeemable preferred stock:
15,000,000 shares authorized, par value $.001 per share
Series A; 215 shares authorized, 185 shares outstanding at September 30, 2012 and December 31, 2011, preference in liquidation of $1,157,416 as of September 30, 2012	1,005,669	892,995
Series B; 538 shares authorized, 493 shares outstanding at September 30, 2012 and December 31, 2011, preference in liquidation of $2,835,103 as of September 30, 2012	2,085,534	1,474,956
Total redeemable preferred stock	3,091,203	2,367,951

Commitments and contingencies	–	–

Stockholders’ Equity
Common stock, par value $.001 per share; 190,000,000 shares authorized; 108,103,001 and 104,349,507 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	108,105	104,352
Additional paid-in-capital	124,368,084	124,483,161
Accumulated deficit	(118,402,626)	(118,344,196)
Total stockholders’ equity	6,073,563	6,243,317

Total Liabilities and Stockholders’ Equity	$14,230,257	$13,196,591

See accompanying notes to the condensed consolidated financial statements

 TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues, net:
Product	$2,161,753	$1,632,160	$5,481,365	$4,760,120
Recurring	1,127,025	1,162,559	3,197,925	3,445,234
Total Net Revenue	3,288,778	2,794,719	8,679,290	8,205,354

Cost of Sales:
Product	1,166,848	1,002,816	2,969,512	2,728,980
Recurring	292,264	294,846	858,988	849,962
Total Cost of Sales	1,459,112	1,297,662	3,828,500	3,578,942

Gross Profit	1,829,666	1,497,057	4,850,790	4,626,412

Operating Expenses:
Research and development	251,089	197,674	732,154	588,908
Selling, general and administrative	1,009,814	1,194,156	3,937,522	3,488,802
Depreciation and amortization	63,265	72,463	197,341	202,809
Total Operating Expenses	1,324,168	1,464,293	4,867,017	4,280,519

Income (Loss) from Operations	505,498	32,764	(16,227)	345,893

Other Income (Expenses):
Interest (expense) income, net	7,712	(23,428)	(57,611)	(237,402)
Gain on derivative liability	–	–	–	172,476
Gain on disposal of property and equipment	–	–	–	829,296
Gain on sale of product line	–	–	15,408	2,165
Total Other Income (Expense)	7,712	(23,428)	(42,203)	766,535

Income (Loss) Before Provision for Income Taxes	513,210	9,336	(58,430)	1,112,428

Provision for Income Taxes	–	–	–	–

Net Income (Loss)	513,210	9,336	(58,430)	1,112,428

Accretion of preferred dividends and discount	(308,386)	(194,324)	(723,252)	(508,191)
Net income (loss) attributable to common stockholders	$204,824	$(184,988)	$(781,682)	$604,237

Net income (loss) per common share:
Income (loss) per common share– basic	$0.00	$0.00	$0.00	$0.01
Income (loss) per common share - diluted	$0.00	$0.00	$0.00	$0.01

Weighted Average Common Shares Outstanding – basic	106,153,192	102,970,585	105,011,687	102,033,143
Weighted Average Common Shares Outstanding - diluted	107,611,189	104,399,613	106,469,685	103,462,171

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS FROM JANUARY 1, 2012 THROUGH SEPTEMBER 30, 2012

	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2012	104,349,507	$104,352	$124,483,161	$(118,344,196)	$6,243,317

Shares issued to directors and management at approximately $0.16 per share	638,104	637	101,363	–	102,000

Stock-based compensation expense related to employee stock options	–	–	104,928	–	104,928

Shares issued to preferred share holders for warrants exercised at $0.13 per share	3,115,390	3,116	401,884		405,000

Accretion of redeemable preferred stock discount	–	–	(519,578)	–	(519,578)

Accretion of redeemable preferred stock dividends	–	–	(203,674)	–	(203,674)

Net loss				(58,430)	(58,430)

Balance at September 30, 2012	108,103,001	$108,105	$124,368,084	$(118,402,626)	$6,073,563

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(58,430)	$1,112,428

Adjustments to reconcile net (loss) income from operations to net cash used in operating activities:
Amortization of debt discounts and financing costs	–	191,357
Gain on sale of product line	(15,408)	(829,296)
Gain on derivative liability	–	(172,476)
Gain on disposal of property and equipment	–	(2,165)
Stock based compensation expense	206,928	132,642
Depreciation of property & equipment	16,081	21,549
Amortization of intangible assets	181,260	181,260
Provision for doubtful accounts	(14,525)	(68,321)

Increase / decrease in:
Accounts receivable	(600,489)	62,960
Inventories	(447,736)	(241,123)
Prepaid expenses	(24,027)	25,330
Accounts payable	211,281	(797,061)
Accrued liabilities & expenses	84,040	204,741
Deferred revenue	116,006	(10,614)
Customer deposits	119,994	(80,556)
Deferred lease liability	13,290	26,060
Net Cash Used In Operating Activities	(211,735)	(243,285)

Cash Flows From Investing Activities:
Purchases of property and equipment	(38,114)	–
Proceeds from disposal of property and equipment	–	6,645
Proceeds from sale of product line	–	1,000,000
Deposit of restricted cash	–	(91,000)
Net Cash (Used In) Provided By Investing Activities	(38,114)	915,645

Cash Flows From Financing Activities:
Proceeds from issuance of note payable	–	700,000
Payments on note payable	(49,035)	(60,243)
Payments on note payable – related party	–	(25,114)
Proceeds from issuance of redeemable preferred stock	–	1,355,000
Proceeds from exercised warrants	405,000	–
Repayment of convertible debentures	–	(1,606,023)
Net Cash Provided by Financing Activities	355,965	363,620

Net increase in cash and cash equivalents	106,116	1,035,980
Cash and cash equivalents at the beginning of the period	961,091	136,030
Cash and cash equivalents at the end of the period	$1,067,207	$1,172,010

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest expense	$4,889	$180,162
Non-cash transactions:
Issuance of note payable in conjunction with warrant cancellation	$–	$50,000
Beneficial conversion feature of redeemable convertible preferred stock	–	427,895
Value of warrants issued with redeemable convertible preferred stock	–	427,895
Accretion of discount on redeemable preferred stock	519,578	316,908
Accretion of dividends on redeemable preferred stock	203,674	191,283
Retirement of derivative liability related to warrant obligation	–	1,729,299
Conversion of preferred stock to common stock	–	375,000

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2011 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

In March 2007, the Company acquired substantially all of the assets of Smart Systems International (“SSI”), a provider of energy management products and solutions to customers in the United States and Canada.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported net loss of $58,430 for the nine month period ended September 30, 2012, accumulated deficit of $118,402,626 and total current liabilities in excess of current assets of $51,176 as of September 30, 2012.

We continue to experience net operating losses and deficits in cash flows from operations.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including proceeds from the issuance of debt or equity securities or assets, or obtaining loans from financial institutions, where possible.  Our continued net operating losses and the uncertainty regarding contingent liabilities cast doubt on our ability to meet such goals and the Company cannot make any representations for the remainder of fiscal 2012 and beyond. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

SEPTEMBER 30, 2012

(UNAUDITED)

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

Restricted Cash on Deposit

During the third quarter of 2011, the Company was awarded a contract that contained a bonding requirement.  The Company satisfied this requirement with cash collateral supported by an irrevocable standby letter of credit in the amount of $91,000 which expires November 26, 2012.  The amount is presented as restricted cash on deposit on the condensed consolidated balance sheets.

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

SEPTEMBER 30, 2012

(UNAUDITED)

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the period ended September 30, 2012 and year ended December 31, 2011, the Company experienced returns of approximately 2% to 8% material cost of sales. For the period ended September 30, 2012 and the year ended December 31, 2011, the Company recorded warranty liabilities in the amount of $62,642 and $104,423, respectively, using this experience factor range.

Product warranties for the periods ended September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
Beginning balance	$104,423	$100,293
Warranty claims incurred	(59,203)	(101,505)
Provision charged to expense	17,422	105,635
Ending balance	$62,642	$104,423

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

Stock-based compensation expense in connection with options granted to employees for the three and nine months ended September 30, 2012 and 2011 was $1,259 and $5,655, and $104,928 and $44,720, respectively.

Deferred Lease Liability

Rent expense is recorded on a straight-line basis over the term of the lease. Rent escalations and rent abatement periods during the term of the lease create a deferred lease liability which represents the excess of cumulative rent expense recorded to date over the actual rent paid to date.

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 square feet of commercial office space in Germantown, Maryland. Because we no longer have access to this subleased space, we recorded a charge of $59,937 in accrued liabilities and expenses related to this abandonment during 2011. On June 27, 2012 the subtenant exercised the option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015 and we recorded an additional charge of $132,174 during the three months ended June 30, 2012. The remaining liability at September 30, 2012 is $146,103.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued FASB ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is now codified under FASB ASC Topic 820, “Fair Value Measurement.”  This new guidance provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”).  Certain fair value measurement principles were clarified or amended in this ASU, such as the application of the highest and best use and valuation premise concepts.  New and revised disclosure requirements include: quantitative information about significant unobservable inputs used for all Level 3 fair value measurements and a description of the valuation processes in place, as well as a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements; public companies will need to disclose any transfers between Level 1 and Level 2 fair value measurements on a gross basis, including the reason(s) for those transfers; a requirement regarding disclosure on the highest and best use of a nonfinancial asset; and a requirement that all fair value measurements be categorized in the fair value hierarchy with disclosure of that categorization.  FASB ASU No. 2011-04 was effective during the nine month period ended September 30, 2012. The adoption of this ASU did not have an impact on our condensed consolidated statements.

In September 2011, the FASB issued FASB ASU No. 2011-08, “Testing Goodwill for Impairment,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This new guidance allows an entity to first assess qualitative factors to evaluate if the existence of events or circumstances leads to a determination it is necessary to perform the current two-step test.  After assessing the totality of events or circumstances, if it is determined it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  Otherwise, the entity is required to perform Step 1 of the impairment test.  An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to Step 1 of the two-step impairment test, and then resume performing the qualitative assessment in any subsequent period.  Reporting units with zero or negative carrying amounts continue to be required to perform a qualitative assessment in place of Step 1 of the impairment test. The new guidance includes examples of events and circumstances an entity should consider in its evaluation of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, such as macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events.  The examples of events and circumstances included in this ASU supersede the previous examples entities should have considered. FASB ASU No. 2011-08 is effective for our annual and interim goodwill impairment tests performed during the year ending December 31, 2012. We did not perform any impairment tests during the nine month period ended September 30, 2012 and will be considering the impact of this ASU on our condensed consolidated statements going forward.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at September 30, 2012 are:

	Cost	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,339,283)	$1,560,717	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,339,283)	1,560,717
Goodwill – EthoStream	5,796,430	-	5,796,430
Goodwill – SSI	2,774,016	-	2,774,016
Total Goodwill	8,570,446	-	8,570,446
Total	$11,470,446	$(1,339,283)	$10,131,163

Total identifiable intangible assets acquired and their carrying values at December 31, 2011 are:

	Cost	Accumulated Amortization	Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,158,023)	$-	$1,741,977	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,158,023)	-	1,741,977
Goodwill – EthoStream	5,796,430	-	-	5,796,430
Goodwill – SSI	5,874,016	-	(3,100,000)	2,774,016
Total Goodwill	11,670,446	-	(3,100,000)	8,570,446
Total	$14,570,446	$(1,158,023)	$(3,100,000)	$10,312,423

Total amortization expense charged to operations for each of the three and nine months ended September 30, 2012 and 2011 was $60,420 and $181,260, respectively.

Estimated amortization expense as of September 30, 2012 is as follows:

Remainder of 2012	$60,420
2013	241,680
2014	241,680
2015	241,680
2016	241,680
2017	241,680
2018 and after	291,897
Total	$1,560,717

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

At December 31, 2011, the Company determined that a portion of the value SSI’s goodwill was impaired based upon management’s assessment of operating results and forecasted discounted cash flow and wrote off $3,100,000 based on that determination.  Since acquisition, the Company has written off $3,000,000 and $3,100,000 of goodwill for Ethostream and SSI, respectively.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Accounts receivable	$1,982,431	$1,421,411
Allowance for doubtful accounts	(61,406)	(115,400)
Accounts receivable, net	$1,921,025	$1,306,011

NOTE E – INVENTORY

Components of inventories as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Merchandise purchased for resale	$901,846	$387,210
Reserve for obsolescence	(131,900)	(65,000)
Inventory, net	$769,946	$322,210

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Accrued liabilities and expenses	$669,066	$684,823
Accrued payroll and payroll taxes	304,289	285,048
Accrued sales taxes, penalties, and interest	1,158,428	1,068,314
Accrued interest	65,823	33,600
Warranty	62,642	104,423
Total	$2,260,248	$2,176,208

NOTE G – LONG TERM DEBT

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which require, among other things, that the Company shall keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. Under the terms of the Loan Agreement, for each new full time position not kept, created or maintained, the Company would be required to pay a penalty consisting of an incremental increase in the interest rate not to exceed 4%. In May of 2012, the Company notified the Department that due to the economic climate, it is unlikely that the 35 new full time position covenant will be met by December 31, 2012. On June 18, 2012, the Department agreed to waive all penalties associated with the covenant and keep the loan interest rate fixed at 2%. The outstanding borrowings under the agreement as of September 30, 2012 and December 31, 2011 were $216,165 and $252,454, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and is due on March 31, 2014.   Note #1 may be prepaid in whole or in part, without penalty at any time. Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Amounts earned under the earn-out provisions shall be applied against Note #1 on June 30, 2012 and June 30, 2013. Provided these provisions are met, the Company could potentially retire Note #1 prior to its expiration date.  As of June 30, 2012, the non cash reduction of principal calculated under these provisions and applied to the note was $15,408.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. The outstanding principal balance of this note as of September 30, 2012 and December 31, 2011 was $684,592 and $700,000, respectively.

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

Aggregate maturities of long-term debt as of September 30, 2012 are as follows:

For the years ending December 31,	Amount
2012 (Remainder of)	$12,218
2013	49,485
2014	735,076
2015	51,503
2016	52,475
Total	900,757
Less: Current portion	(49,238)
Total Long term portion	$851,519

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

On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share.  The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares.  Since the Series A may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as redeemable preferred stock on the condensed consolidated balance sheets.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The charge to additional paid in capital for amortization of Series A discount and costs for the three and nine months ended September 30, 2012 and 2011 was $17,508 and $17,901 and $57,106 and $53,703, respectively.

For the three and nine months ended September 30, 2012 and 2011, we have accrued dividends in the amount of $18,660 and $19,832 and $55,568 and $62,256, respectively, and have cumulative accrued dividends of $232,416 and $158,188, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends have been added to the carrying value of the Series A shares.

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

On August 4, 2010, the Company sold 267 shares of Series B with attached warrants to purchase an aggregate of 5,134,626 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,335,000 from the sale of the Series B shares.  Since the Series B may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as redeemable preferred stock on the condensed balance sheets.

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

On April 8, 2011, the Company sold 271 additional shares of Series B with attached warrants to purchase an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,355,000 from the sale of the Series B shares.  Since the Series B shares may ultimately be redeemable at the option of the holder, the carrying value of the Series B shares, net of discount and accumulated dividends, has been classified as redeemable preferred stock on the condensed balance sheets.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The charge to additional paid in capital for amortization of Series B discount and costs for the three months and nine months ended September 30, 2012 and 2011 was $222,488 and $105,210 and $462,472 and $263,205, respectively.

For the three and nine months ended September 30, 2012 and 2011, we have accrued dividends for Series B in the amount of $49,730 and $51,381 and $148,106 and $129,027, respectively, and have cumulative accrued dividends of $370,103 and $172,064 as of September 30, 2012 and 2011, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company.  Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $2,835,103 and second, Series A with a preference value of $1,157,416.  With respect to dividends, both series of preferred stock are equal in their preference over common stock.

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. As of September 30, 2012 and December 31, 2011, the Company has 215 and 538 shares of preferred stock designated and 185 and 493 shares outstanding, designated Series A and B preferred stock, respectively.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2012 and December 31, 2011 the company has 108,103,001 and 104,349,507 shares issued and outstanding.

During the nine months ended September 30, 2012, the Company issued 638,104 shares of common stock to directors and management for services performed through September 30, 2012.  These shares were valued at $102,000, which approximated the fair value of the shares when they were issued.

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

During the quarter ended September 30, 2012, 3,115,390 of Series B preferred stock attached warrants were exercised to an equal number of common shares at an exercise price of $0.13 per share. The total proceeds received from these exercised warrants was $405,000.

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

SEPTEMBER 30, 2012

(UNAUDITED)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan. No new grants may be made under the 2000 stock option plan, which expired April 23, 2012.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-0.20	790,642	8.52	$0.18	786,781	$.18
$1.00-3.00	95,000	2.90	2.22	95,000	2.22
$3.01-5.99	95,000	3.15	4.05	95,000	4.05
	980,642	7.46	$0.75	976,781	$0.75

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2011	2,548,800	$1.57
Granted	-	-
Exercised	-	-
Cancelled or expired	(1,863,800)	1.10
Outstanding at December 31, 2011	685,000	$1.45
Granted	615,642	0.19
Exercised	-	-
Cancelled or expired	(320,000)	1.16
Outstanding at September 30, 2012	980,642	$0.75

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

There were 615,642 and 0 options granted and no options exercised during the nine months ended September 30, 2012 and 2011.  Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011 was $1,259 and $5,655 respectively, and for the nine months ended September 30, 2012 and 2011 was $104,928 and $21,643, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

Non-Employee Stock Options

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2011	425,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2011	425,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	(425,000)	1.00
Outstanding at September 30, 2012	-	$-

There were no non-employee stock options exercised during the nine month periods ended September 30, 2012 and 2011.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with the issuance of Series A and B redeemable preferred stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	7,230,778	3.37	$0.13	7,230,778	$0.13
0.33	1,628,800	2.13	0.33	1,628,800	0.33
0.60	800,000	.59	0.60	800,000	0.60
3.01	960,782	1.75	3.01	960,782	3.01
	10,620,360	2.82	$.46	10,620,360	$.46

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2011	22,104,742	$0.51
Issued	5,336,816	0.20
Canceled or expired	(12,729,694)	0.34
Outstanding at December 31, 2011	14,711,864	0.50
Issued	-	-
Exercised	(3,115,390)	0.13
Canceled or expired	(976,114)	1.04
Outstanding at September 30, 2012	10,620,360	$.46

The Company did not issue any warrants during the nine month period ended September 30, 2012.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

During the quarter ended September 30, 2012, a total of 3,115,390 Series B warrants were exercised at an exercise price of $0.13 per share.

NOTE K – RELATED PARTIES

From time to time the Company may receive advances from certain of its officers in the form of salary deferment and cash advances, to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements. There were no such deferments or advances outstanding as of September 30, 2012 and December 31, 2011.

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

Commitments for minimum rentals under non cancelable leases at September 30, 2012 are as follows:

2012 (Remainder of)	$98,223
2013	402,948
2014	414,263
2015	426,399
2016	169,156
2017	174,098
2018 and thereafter	410,179
Total	$2,095,266

Expected rent payments to be received under sublease agreement at September 30, 2012 are as follows:

2012 (Remainder of)	$32,331
2013	130,942
2014	134,872
2015	138,919
Total	$437,064

Rental expenses charged to operations for the three and nine months ended September 30, 2012 and 2011 are $145,605 and $187,111 and $407,564 and $547,891, respectively. Rental income received for the three and nine months ended September 30, 2012 was $32,180 and $94,958, respectively.

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

SEPTEMBER 30, 2012

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

The parties in the lawsuit agreed to and the Court ordered a stay of the litigation pending the conclusion of a reexamination proceeding in the U.S. Patent and Trademark Office relating to the patent involved in the lawsuit.  The case was reopened in early 2012 based on the expectation that a reexamination certificate would be issued by the Patent Office.  The reexamination certificate has been issued.  After the case resumed, the parties agreed to a “transfer” of the case from the Eastern District of Texas to the Central District of California.  To accomplish the “transfer,” with the agreement of the parties, the Texas case was dismissed and a new action was filed in California on April 5, 2012.  (Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc., et al, U.S. District Court, for the Central District of California, Southern Division, No. SACV 12-522-JST). The parties have answered the complaint filed in the new action and the court has set the litigation calendar with trial set for June 2014.

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

In the case of Robert P. Crabb v Telkonet, Inc., the parties executed a settlement agreement and general release on January 20, 2012 for $127,000.  Terms of the agreement called for Telkonet to make an initial payment of $27,000 on January 27, 2012, and Telkonet made additional payments on March 1 and June 1, 2012.  The remaining balance was paid on September 1, 2012.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

In the case of Stephen L. Sadle v Telkonet, Inc., the parties executed a settlement agreement and general release on July 2, 2012 for $100,000.  Terms of the agreement called for Telkonet to make an initial payment of $30,000 on June 1, 2012 and Telkonet made an additional scheduled payment on September 1, 2012.  The remaining balance is to be paid in three equal installments on or before December 1, 2012 and March 1, 2013.  If Telkonet fails to make any of the above-specified payments within ten days of the specified date, Telkonet will be deemed in default.  In the event of such a default, Mr. Sadle may, at his option, demand the entire balance due (and unpaid) and will be entitled to 6% interest on $155,000 from May 1, 2008.

Sales Tax

The Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure.  Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $1,158,000 accrued as of September 30, 2012.  The Company intends to manage the liability by (1) confirming if customers self-assessed and remitted tax to the applicable state(s) absent from our transactions (2) confirming if customers were subjected to a state audit and if so did it result in the customer paying tax absent from our transaction (3) invoicing customers for the back taxes and (4) establishing voluntary disclosure agreements with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $620,000, not including any applicable interest and penalties.

The following table sets forth the change in the sales tax accrual as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Balance, beginning of year	$1,068,314	$776,671
Collections	217,350	162,975
Provisions	(132,126)	75,979
Interest and penalties	20,574	89,020
Payments	(15,684)	(36,331)
Balance at end of period	$1,158,428	$1,068,314

NOTE M – BUSINESS CONCENTRATION

For the nine months ended September 30, 2012 and 2011, no single customer represented 10% or more of total net revenues.

Purchases from two major suppliers approximated $1,624,639, or 71%, of purchases, and $1,284,352, or 71%, of purchases, for the nine months ended September 30, 2012 and 2011, respectively. Total due to these suppliers, net of deposits, was approximately $152,099 as of September 30, 2012, and $99,084, as of September 30, 2011.

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

SEPTEMBER 30, 2012

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

2011
Balance at beginning of year	$1,901,775
Repayment of debt and warrants related to derivative liability	(1,158,730
Change in fair value of derivative liability	(172,476)
Retirement of derivative liability related to warrant obligation	(570,569)

Balance at end of period	$-

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the quarter ended September 30, 2012, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2011, filed April 23, 2012.

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

Telkonet’s EthoStream Hospitality Network is now one of the largest high speed internet access (HSIA) solution providers in the world, with a customer base of more than 2,300 properties representing approximately 233,000 hotel rooms.  This network provides Telkonet with the opportunity to market our energy efficiency solutions.   The EthoStream Hospitality Network is backed by a 24/7 U.S.-based in-house support center that uses integrated, web-based management tools enabling proactive customer support. We utilize direct and indirect sales channels in all areas of our business.  With a growing Value-Added Reseller (VAR) network, we continue to broaden our reach throughout the industry.  Utilizing key integrators and strategic partners, we’ve been able to increase penetration in each of our targeted markets.  The impact of this effort is a growing percentage of Telkonet’s business is driven by our indirect sales channels.

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

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	September 30, 2012		September 30, 2011		Variance

Product	$2,161,753	66%	$1,632,160	58%	$529,593	32%
Recurring	1,127,025	34%	1,162,559	42%	(35,534)	-3%
Total	$3,288,778	100%	$2,794,719	100%	$494,059	18%

	Nine Months Ended
	September 30, 2012		September 30, 2011		Variance

Product	$5,481,365	63%	$4,760,120	58%	$721,245	15%
Recurring	3,197,925	37%	3,445,234	42%	(247,309)	-7%
Total	$8,679,290	100%	$8,205,354	100%	$473,936	6%

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

For the three and nine months ended September 30, 2012, product revenue increased by 32% and 15% respectively, when compared to the prior year periods.  Product revenue in 2012 includes approximately $3.4 million attributed to the sale and installation of energy management products, and approximately $2.1 million for the sale and installation of HSIA products. The increase in product revenue can be attributed to management’s commitment of resources to sales and marketing expense and personnel.

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

Recurring revenue includes approximately 2,300 hotels in our broadband network portfolio.  We currently support approximately 233,000 HSIA rooms.  For the three and nine months ended September 30, 2012, recurring revenue decreased by 3% and 7%, respectively, when compared to the prior year periods.

Cost of Sales

	Three Months Ended
	September 30, 2012		September 30, 2011		Variance

Product	$1,166,848	52%	$1,002,816	61%	$164,032	16%
Recurring	292,264	26%	294,846	25%	(2,582)	-1%
Total	$1,459,112	43%	$1,297,662	46%	$161,450	12%

	Nine Months Ended
	September 30, 2012		September 30, 2011		Variance

Product	$2,969,512	53%	$2,728,980	57%	$240,532	9%
Recurring	858,988	27%	849,962	25%	9,026	1%
Total	$3,828,500	44%	$3,578,942	44%	$249,558	7%

Product Costs

Costs of product sales include equipment and installation labor related to the sale of SmartGrid and broadband networking equipment, including EcoSmart technology, Telkonet Series 5 and Telkonet iWire.  For the three and nine months ended September 30, 2012, product costs as a percentage of sales increased by 16% and 9%, respectively, when compared to the prior year periods. The increase was attributed to the increase in product sales.

Recurring Costs

Recurring costs are comprised of labor and telecommunication services for our Customer Service department.  For the three months ended September 30, 2012, recurring costs decreased by 1% when compared to the prior year period. The decrease is attributed to the decrease in recurring sales. For the nine months ended September 30, 2012, recurring costs increased by 1% when compared to the prior year period.  The increase was primarily due to additional customer support staff and related expenses incurred during the nine month period ended September 30, 2012.

Gross Profit

	Three Months Ended
	September 30, 2012		September 30, 2011		Variance

Product	$994,905	46%	$629,344	39%	$365,561	58%
Recurring	834,761	74%	867,713	75%	(32,952)	-4%
Total	$1,829,666	56%	$1,497,057	54%	$332,609	22%

	Nine Months Ended
	September 30, 2012		September 30, 2011		Variance

Product	$2,511,853	46%	$2,031,140	43%	$480,713	24%
Recurring	2,338,937	73%	2,595,272	75%	(256,335)	-10%
Total	$4,850,790	56%	$4,626,412	56%	$224,378	5%

Product Gross Profit

The gross profit on product revenue for the three and nine months ended September 30, 2012 increased by 58% and by 24%, respectively, when compared to the prior year periods. The variances were a result of increased product sales and installations on energy management and HSIA sales.

Recurring Gross Profit

Our gross profit associated with recurring revenue decreased by 4% and 10%, respectively, for the three and nine months ended September 30, 2012.  The decrease was mainly due to a decrease in advertising revenue which yields higher gross profit margins.

Operating Expenses

	Three Months Ended September 30,
	2012	2011	Variance

Total	$1,324,168	$1,464,293	$(140,125)	-10%

	Nine Months Ended September 30,
	2012	2011	Variance

Total	$4,867,017	$4,280,519	$586,498	14%

During the three months ended September 30, 2012, operating expenses decreased by 10% when compared to the prior year periods.  Management confirmed that a customer had self assessed sales and use tax included in the sales tax liability calculation discussed in Note L. The recalculation resulted in a reduction to the Company’s liability by approximately $132,000 and a reduction of interest due on that liability of approximately $19,000. During the nine months ended September 30, 2012 operating expense increased by 14%. The increase was the result of additional professional fees, a $132,174 charged to rent from the lease abandonment referenced in Note A during the period ended June 30, 2012, additional sales and marketing staff and related expenses.

Research and Development

	Three Months Ended September 30,
	2012	2011	Variance

Total	$251,089	$197,674	$53,415	27%

	Nine Months Ended September 30,
	2012	2011	Variance

Total	$732,154	$588,908	$143,246	24%

Our research and development costs related to both present and future products are expensed in the period incurred.  Current research and development costs are associated with product development and integration. During the three and nine months ended September 30, 2012, research and development costs increased 27% and 24% when compared to the prior year periods. The increase is due to additional expenditures for test equipment and consulting.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2012	2011	Variance

Total	$1,009,814	$1,194,156	$(184,342)	-15%

	Nine Months Ended September 30,
	2012	2011	Variance

Total	$3,937,522	$3,488,802	$448,720	13%

During the three months ended September 30, 2012, selling, general and administrative expenses decreased over the comparable prior year period by 15%.  The decrease is primarily the result of a reduction in the sales and use tax liability and interest due on that balance. For the nine months ended September 30, 2012, general and administrative expenses increased by 13% over the comparable prior year period. The variance is a result of an increase in professional fees, a $132,174 charge to rent from the lease abandonment discussed in Note A, additional sales and marketing staff compensation and related expenses.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital deficit decreased by $723,739 during the nine months ended September 30, 2012 from a working capital deficit (current liabilities in excess of current assets) of $774,915 at December 31, 2011 to a working capital deficit of $51,176 at September 30, 2012.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which require, among other things, that the Company shall keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. Under the terms of the Loan Agreement, for each new full time position not kept, created or maintained, the Company would be required to pay a penalty consisting of an incremental increase in the interest rate not to exceed 4%. In May of 2012, the Company notified the Department that due to the economic climate, it is unlikely that the 35 new full time position covenant will be met by December 31, 2012. On June 18, 2012, the Department agreed to waive all penalties associated with the covenant and keep the loan interest rate fixed at 2%. The outstanding borrowings under the agreement as of September 30, 2012 and December 31, 2011 were $216,165 and $252,454, respectively.

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and is due on March 31, 2014.   Note #1 may be prepaid in whole or in part, without penalty at any time. Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Amounts earned under the earn-out provisions shall be applied against Note #1 on June 30, 2012 and June 30, 2013. Provided these provisions are met, the Company could potentially retire Note #1 prior to its expiration date.  As of June 30, 2012, the non cash reduction of principal calculated under these provisions and applied to the note was $15,408.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. The outstanding principal balance of this note as of September 30, 2012 and December 31, 2011 was $684,592 and $700,000, respectively.

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

Cash Flow Analysis

Cash used in continuing operations was $211,735 and $243,285 during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, our primary capital needs included business strategy execution, inventory procurement and managing current liabilities.

Cash used in investing activities from continuing operations was $38,114 during the nine month period ended September 30, 2012 and cash provided by investing activities was $915,645 during the nine month period ended September 30, 2011. On March 4, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets for $1,000,000 in cash.

Cash provided by financing activities was $355,965 and $363,620 during the nine month periods ended September 30, 2012 and 2011, respectively.  During the nine month period ended September 30, 2012, 3,115,390 of Series B preferred stock attached warrants were exercised to an equal number of common shares at an exercise price of $0.13 per share. The total proceeds received from these exercised warrants was $405,000. During the nine month period ended September 30, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets for $1,000,000 in cash.  In connection with the sale, the purchaser lent the Company $700,000 in the form of a 6% promissory note dated March 4, 2011. The Company also issued Series B redeemable preferred stock during the first six months of 2011. Proceeds from the issuance were $1,355,000. The Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011.

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

The Company intends to manage the approximately $1,158,000 of accrued sales tax liability by (1) confirming if customers self-assessed and remitted tax to the applicable state(s) absent from our transactions (2) confirming if customers were subjected to a state audit and if so did it result in the customer paying tax absent from our transaction (3) invoicing customers for the back taxes and (4) establishing voluntary disclosure agreements with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $620,000, not including any applicable interest and penalties.

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

Acquisition or Disposition of Property and Equipment

During the nine months ended September 30, 2012, the Company spent $38,114 of expenditures for equipment. The Company does not anticipate any significant purchases of property or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

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

Item 4.  Controls and Procedures.

As of September 30, 2012, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Due to the lack of a segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

During the three months ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The parties in the lawsuit agreed to and the Court ordered a stay of the litigation pending the conclusion of a reexamination proceeding in the U.S. Patent and Trademark Office relating to the patent involved in the lawsuit.  The case was reopened in early 2012 based on the expectation that a reexamination certificate would be issued by the Patent Office.  The reexamination certificate has been issued.  After the case resumed, the parties agreed to a “transfer” of the case from the Eastern District of Texas to the Central District of California.  To accomplish the “transfer,” with the agreement of the parties, the Texas case was dismissed and a new action was filed in California on April 5, 2012.  (Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc., et al, U.S. District Court, for the Central District of California, Southern Division, No. SACV 12-522-JST). The parties have answered the complaint filed in the new action and the court has set the litigation calendar with trial set for June 2014.

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

In the case of Stephen L. Sadle v Telkonet, Inc., the parties executed a settlement agreement and general release on July 2, 2012 for $100,000.  Terms of the agreement called for Telkonet to make an initial payment of $30,000 on June 1, 2012 and Telkonet made an additional scheduled payment on September 1, 2012.  The remaining balance is to be paid in three equal installments on or before December 1, 2012 and March 1, 2013.  If Telkonet fails to make any of the above-specified payments within ten days of the specified date, Telkonet will be deemed in default.  In the event of such a default, Mr. Sadle may, at his option, demand the entire balance due (and unpaid) and will be entitled to 6% interest on $155,000 from May 1, 2008.

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

Telkonet, Inc. Registrant

Date: November 14, 2012	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: November 14, 2012	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

