Form 10-K
period 2012-12-31
TELKONET INC
filed 2013-04-01
CIK 1094084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒ No

Aggregate market value of the voting stock held by non-affiliates (based upon the closing sale price of $0.15 per share on the Over the Counter Bulletin Board) of the registrant as of June 29, 2012: $17,836,344.

Number of outstanding shares of the registrant’s par value $0.001 common stock as of March 22, 2013: 108,103,001.

TELKONET, INC.

FORM 10-K

i

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

GENERAL

Business

Telkonet, Inc., formed in 1999 and incorporated under the laws of the state of Utah, is made up of two synergistic business divisions, EcoSmart Energy Management Technology and EthoStream High Speed Internet Access (HSIA) Network.

ECOSMART ENERGY MANAGEMENT TECHNOLOGY

Our EcoSmart Suite of products (which include Telkonet’s legacy “SmartEnergy” products) provides comprehensive savings, management and reporting of a building's room-by-room energy consumption. Telkonet's energy management products are currently installed in over 200,000 rooms in properties within the hospitality, military, educational and healthcare markets. The EcoSmart technology platform is rapidly being recognized as a leading solution-provider for reducing energy consumption, carbon footprints, and eliminating the need for new energy generation in these marketplaces – all whilst improving occupant comfort and convenience.

Controlling energy consumption can make a significant impact on a property owner’s bottom line, as heating, ventilation and air conditioning (“HVAC”) costs represent a substantial portion of a facility’s overall utility bill. Hospitality is a key market for Telkonet. According to the EPA EnergySTAR for Hospitality analysis, the median hotel uses approximately 70,000 Btu/ft2 from all energy sources. Since fewer than 20% of the hotels in North America have an energy management system, there is considerable opportunity to assist those lodging facilities that are more energy intensive than necessary. With approximately 47,000 hotels in the USA alone, the market size is substantial.

Energy is very often wasted by heating and cooling rooms that are not occupied, these spaces with intermittent occupancy constitutes Telkonet’s target markets, and our experience, supported by independent research, suggests these rooms are unoccupied between 30% - 70% of the time.

Rooms with intermittent occupancy are most commonly found in the following market sectors:

•	Hospitality: hotels, motels, resorts, casinos, etc.

•	Educational: residence halls, dormitories, apartments and other campus living options. Also K-12 environments with distributed and portable classrooms.

•	Military: residence halls, barracks, apartments and other campus living options.

•	Health care: medical office buildings, assisted and independent living facilities.

Continually running HVAC equipment in vacant rooms also increases the maintenance overhead and shortens the equipment’s working life. It all adds up to unnecessary waste and cost.

EcoSmart Suite of Energy Management Products

EcoSmart offers a product suite capable of creating a network of in-room energy management devices that can be configured to meet the requirements of most building environments. Telkonet can provide and install any combination of its proprietary intelligent thermostats, occupancy sensors, door contacts, lighting and plug load control devices. All products can be wirelessly networked to enhance energy efficiency and provide remote monitoring capability. Telkonet offers a modular approach that can be scaled from small deployments to portfolios of large properties - the heart of the network is the thermostat, once installed all other devices can be effortlessly added at any time.

EcoInsight - a programmable controllable thermostat with over 125 configurable settings used to control the efficiency of HVAC - heating, ventilating, and air conditioning systems.

EcoConnect - serves as coordinator of the devices connected to the energy management network, managing approximately 30-70 thermostats.

EcoCommander - a network-edge gateway server that provides real-time data aggregation, reporting and management of the EcoSmart product suite.

EcoView - a remote occupancy sensor that monitors rooms with ultra, high-sensitive sensors designed to detect motion, body heat, and ambient light level. All sensors are programmed to ensure accurate occupancy detection. EcoViews may be hardwired or communicate wirelessly.

EcoWave - a 2-component package that includes a revolutionary remote interface wireless thermostat (EcoAir) and powerful control solution offering distributed management over in-room HVAC units. The wireless EcoAir allows the user interface to be mounted in a convenient location with good visibility of the room to optimize occupancy detection.

EcoSwitch - an EcoSmart energy management product with the appearance of a traditional light switch. Turning lights off, even for a short time, saves energy and extends lamp life. The EcoSwitch stops the flow of electricity to lights, conserving electricity that would have otherwise been wasted on an empty space.

EcoGuard - has the ability to monitor and stop the flow of power to one or both outlets, based on occupancy, it can turn off lamps, televisions, appliances, and any other energy-consuming loads that are plugged in, preventing a property from consuming power in an empty room. The EcoGuard completely disconnects devices from the power supply, preventing lights and other in-room electronics from needlessly consuming energy.

EcoContact - a remote, wireless door/window contact with the ability to provide additional occupancy data and control HVAC operability when doors or windows are open.

Intelligent Energy Management

Telkonet’s EcoSmart energy management technology is a leading intelligent and advanced solution designed to deliver at all levels by controlling a building’s HVAC usage and improving energy efficiency one room at a time, all data is presented on room-by-room basis, allowing very granular management of in-room energy use and environmental conditions. It achieves this by using a combination of wired and wireless technology components, including occupancy sensors and intelligent programmable thermostats connected with packaged terminal air conditioner (“PTAC”) controllers or any other terminal equipment HVAC products, to adjust and maintain a room’s temperature according to occupancy, eliminating wasteful heating and cooling of unoccupied rooms. All these things can be done from the thermostat or via any web-connected device, such as smart phones, tablets and laptop computers.

EcoSmart is the only energy management system that delivers optimum, individual room energy savings without compromising occupant comfort, thanks to a patented technology – Recovery Time™ – that works quite differently from other in-room energy management systems.

Recovery Time™ Technology

All EcoSmart systems feature Recovery Time™, technology designed to maximize energy efficiency without sacrificing occupant comfort. When a room is occupied, the temperature selected by the occupant will be maintained by the EcoSmart system. However, whenever the occupancy sensor determines that the room is unoccupied, the system adjusts the room temperature using Recovery Time™. Unlike other systems, Recovery Time™ technology constantly performs calculations that evaluate how far each room’s temperature can drift from the occupant’s preferred setting (“set-point”), to harvest energy savings while still being able to return to the occupant’s set-point within a pre-defined amount of time.

When determining the temperature setting, Recovery Time™ technology considers how long it will take to return the temperature to the occupant’s setpoint once they return to their room. The temperature will only drift far enough to ensure the system will return to the occupant’s preferred temperature setting within minutes upon their return to the room. The specific length of the recovery time is selected by property management at the time of the installation; however, it can be altered at any time by management.

How do others do it?

When the room is occupied the occupant selects a set-point. When the occupant leaves, the thermostat reverts to an energy-saving set-point which is a fixed number of degrees different than the occupant set-point (lower in winter and higher in summer). In some products the set-point is a fixed temperature selected by the property owner. The problem is that each room will take a different amount of time to return to the occupant set-point – variables such as the outdoor temperature and the room orientation to sun or wind will dramatically affect the length of time the HVAC unit has to run to recover the room temperature to set-point. Maintenance condition of the HVAC unit will also affect the time (a dirty filter or coil offers less heat transfer and will take longer and will cause unit to work harder). Other variables affect time as well, like whether the drapes are open or closed. The result is a very uneven distribution of temperatures from room to room and ultimately an unsatisfied occupant/guest.

EcoSmart Delivers Room-by-Room Savings

Telkonet’s approach is different, since each room’s environment is different; every room is evaluated independently in real-time to determine its energy efficient temperature, or setback. Recovery Time™ technology constantly calculates in real-time how far the room temperature can drift by taking into consideration all the environmental characteristics that impact the temperature in the room, including:

•	The occupant’s preferred temperature setting;

•	The location of the room within the building;

•	The window placement – facing the sun or shade;

•	If the drapes are open or closed;

•	If the climate is dry or humid;

•	The varying weather conditions throughout the day; and

•	The condition of the HVAC unit, such as age and efficiency.

Through the constant monitoring of the HVAC unit’s ability to drive the temperature and the real-time adjustment of the setback temperature, rooms are never excessively hot or cold when an occupant returns to the room. The room will always be just minutes away from an occupant’s desired comfort setting. As a result, Recovery Time™ technology delivers room-by-room, occupant-by-occupant savings.

Our EcoSmart platforms maximize energy reductions while at the same time ensuring occupant comfort, maximizing energy savings and extending equipment life expectancy – often by more than 40%.  This technology is particularly attractive to customers in the hospitality industry, as well as the education, healthcare, public housing and government/military markets, who are continually seeking ways to reduce costs and meet federal and state mandates without impacting building occupant comfort.  By reducing energy consumption automatically when a space is unoccupied utilizing the suite of EcoSmart energy management products, our customers are able to realize significant cost savings without diminishing occupant comfort.

Telkonet’s EcoSmart technology may also be integrated with utility controls, property management systems and building automation systems to be used in load shedding initiatives –using industry standard communication protocols to ensure widespread adoption and easy to use interfaces.  This feature provides management companies and utilities enhanced opportunities for cost savings, environmental protections and energy management.  Telkonet’s energy management systems are lowering HVAC costs in hundreds of thousands of rooms worldwide and qualify for most state and federal energy efficiency and rebate programs.

Competitive Advantages

We believe our energy management platform, with our patented Recovery Time™ technology, delivers extensive benefits over competing products, including:

•	Maximum energy savings - evaluating each room’s environmental conditions, including room location, window placement, humidity, time-of-day, weather conditions, and operating efficiency of HVAC equipment;

•	Longer life and reduced maintenance of HVAC units through reduced runtimes and proactive equipment monitoring;

•	Increased occupant control & comfort;

•	Simple to use and easy to read thermostat. Backlight friendly for visually impaired;

•	Web-based access with extremely powerful yet simple to use EcoCentral web interface;

•	Speed and ease of installation of in-room devices and network infrastructure;

•	Extensive range of HVAC system compatibility;

•	Adaptive learning and system programming;

•	Utility-integrated events capabilities;

•	Remote HVAC control network;

•	Plug load, lighting and HVAC controls;

•	Extensive 3rd-party integrations;

•	Based on industry standard software and communication protocols (Linux, ZigBee); and

•	Offers rapid return on investment, typical ROI of two to three years.

Our open, scalable and standards-based architecture allows the EcoSmart platform to integrate seamlessly with back-office management systems, property management systems, building automation systems and utility demand/response programs as well as additional third-party network architecture to recognize increased efficiency and savings. This approach enables the development of customized energy management deployments while protecting existing investments.

Based on these platform features and capabilities, we’ve been awarded, and continue to receive, contracts in the hospitality, military, educational, healthcare and utility industries.  In addition, we believe that our relationships with utility-sponsored direct install and rebate-funded programs provide us with a significant advantage over our competitors in the commercial occupancy-based energy management market. Our direct go-to-market strategy, not encumbered by inflexible distribution agreements, offers further advantages in working with energy efficiency providers who support utilities in implementing energy efficiency and demand reduction programs.

Our EcoSmart platform has been developed to maximize energy efficiency and savings.  Our technology allows users to decrease heating and cooling, lighting and plugload energy consumption and extend equipment life without diminishing occupant comfort.  By providing Internet-based remote management over in-room energy efficiency, EcoSmart decreases the cost to operate an enterprise-wide system by improving the efficiency and operational effectiveness of onsite engineering resources.

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

Industry and Market Overview

According to the U.S. Department of Energy (DOE), 18% of all the energy produced in the United States is employed to cool, heat, light, or accomplish other functions within commercial buildings.  In an effort to remain competitive and manage expenses, governments, building owners, building tenants, and companies in general are looking for ways to become more efficient both fiscally and environmentally.  The American Council for an Energy Efficient Economy, reported that the cost of saving one unit of energy through energy efficiency is one-fifth (1/5) the cost required to generate that same unit of energy. As a result, we feel that the growth opportunities in the energy management market have just begun.

A 2011 report issued by Pike Research, titled, “Global Market for Energy Efficient Buildings to Surpass $100 Billion by 2017”, stated that the market for energy efficiency services and equipment is on the rise as national governments look to reduce energy consumption by improving the efficiency of the building stock. With buildings being one of the largest sources of energy consumption, the opportunity to improve efficiency is significant, ranging from high-efficiency HVAC systems to the utilization of energy-efficient lighting technologies to business models such as energy performance contracting as employed by energy service companies (“ESCOs”) around the world. According to the Pike report, the total market for energy efficiency in buildings will reach $103.5 billion by 2017, an increase of more than 50% from the 2011 market value of $67.9 billion.

Simply put, all industries are prime candidates for energy management and the industries that are most ripe for undertaking these initiatives are those that utilize energy “on-demand” or intermittently, such as those in the hospitality, educational, military and healthcare industries. Providing energy, and engaging the equipment to supply it, to those rooms and spaces only when occupied results in significant energy savings in addition to affording longer life and reduced maintenance to the HVAC systems.

COST OF ENERGY	Electricity	District Heat	Fuel Oil	Natural Gas

Educational Buildings	76%	7%	2%	15%
($8,111 million)

Healthcare Buildings	80%	N/A	1%	19%
($4,882 million)

Office Buildings	87%	4%	1%	8%
($17,005 million)

Lodging Buildings	79%	N/A	3%	18%
($5,228 million)

Source: Energy Information Administration, 2003

Commercial Buildings Energy Consumption Survey

Education Industry

Telkonet’s most rapidly emerging market is the educational industry as we continue to expand our presence in this marketplace through a concerted and focused approach, which involves strategic relationships with enterprise ESCOs throughout the USA. Telkonet partners with ESCOs to include our EcoSmart energy management platform for deployment within resident halls on university campuses. The ESCOs bundle our technology with other facility improvement measures designed to reduce operating costs across the entire campus, some of these initiatives provide attractive returns on customer investments, such as EcoSmart for dormitories and lighting upgrades, while others such as roofs and windows have poor paybacks but are needed infrastructure improvements. ESCOs bundle these facility improvements into a project that has acceptable returns and met state mandated guidelines. The ESCOs then structure self-funding financial transactions called “Performance Contracts” in which the savings are greater than the repayment costs. The ESCOs will typically guarantee the financial and operational performance in this type of engagement. This approach removes many of the capital funding issues that stand in the way of implementing energy efficient technologies and shifts the technology and performance risk from the institution to the ESCOs.

In July 2008, we entered into an agreement with New York University under which New York University has implemented Telkonet’s networked energy management platform to centrally manage energy consumption in its dormitories.  Telkonet worked with the University to use its existing building infrastructure to remotely manage and track energy consumption.  Approximately 4,000 rooms across 11 dormitories have been completed and have yielded run-time and energy consumption reductions, operational savings from reduced field labor expenses and extension of equipment lives.  Since this time, we have grown our Educational deployments to include such customers as the University of California (UC-Davis), Northern Oklahoma College (NOC), the Massachusetts Institute of Technology (MIT) and Columbia University.

The opportunities in this market are certainly not limited to higher education institutions. A report by EnergySTAR, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy, showed that our nation’s 17,450 K-12 schools spend more than $6 billion on energy and that as much as 30% of a district’s total energy is used inefficiently or unnecessarily.

We believe that our EcoSmart platform is an important tool for participants in the educational industry seeking to control student-related energy costs.  We have focused our sales efforts on members of the educational industry who are seeking to expand their energy efficiency initiatives as well as the ESCOs who target the educational marketplace and have thus far had some success with at least one school district installing EcoSmart in each classroom throughout the district.

Hospitality Industry

According to EnergySTAR, the cost of energy for America's 47,000 hotels averages $2,196 per available room each year. As the cost of energy continues to increase, energy efficiency projects can provide an immediate and significant reduction in energy expenses. A 10% reduction in energy costs is equivalent to increasing revenue per available room (RevPAR) by $0.60 for limited service hotels and by more than $2.00 for full-service hotels. With EcoSmart, Telkonet can also reduce equipment runtime in unoccupied rooms by 20-45% while maintaining guest comfort, making the solution uniquely suited for energy management projects in the hospitality market.

Any successful hotelier must focus on achieving the critical balance between guest comfort and operating margins--and maintaining this balance in the long-term. Telkonet's patented Recovery Time™ technology allows EcoSmart to maximize energy savings without compromising guest comfort. In fact, hoteliers with EcoSmart can guarantee an indoor environment unique for each property or brand, where each room returns to the guest set-point within six minutes, regardless of room assignment. This dynamic technology sets Telkonet apart from fixed setback energy management systems, where the setback temperature is a fixed temperature or a fixed deviation. Both fixed setback approaches make it extremely difficult to predict how long it will take the room to return to the set-point after the guest re-enters the room, resulting in potentially lower energy savings and uncomfortable room temperatures.

The green button option on Telkonet’s intelligent thermostat allows a more aggressive energy savings profile to be loaded when pressed by the occupant and is designed to engage occupants who are committed to green and sustainability. Some hotels reward pressing the button through the affinity program with special guest loyalty points.

Military Industry

With the Department of Defense (“DOD”) being the single largest energy consumer in the United States, accounting for about 90 percent of the federal government’s energy use and using over 30 million mega-watt hours of electricity per year, we view this market as strategically significant to Telkonet’s interests.

Our energy management platform is already successfully incorporated into the energy initiatives in several military housing sites, military academies and barracks. In October 2009, Executive Order 13514, "Federal Leadership in Environmental, Energy and Economic Performance," was signed and set into action numerous energy requirements in areas such as Sustainable Buildings and Communities, Greenhouse Gas Management and Pollution Prevention and Waste Reduction, among others.  The American Recovery and Reinvestment Act (“ARRA”) has jump-started energy management throughout US government and military facilities by providing $4.26 billion in funding for the Department of Defense Facilities Sustainment, Restoration, and Modernization Program.  Telkonet has benefited and continues to make use of ARRA funding and other government contracts to provide EcoSmart for use on military bases and other facilities, helping both the DOD and the government as a whole achieve their long-term energy efficiency goals.

Healthcare Industry

Healthcare is an additional emerging market for energy management as currently, healthcare organizations in the United States spend over $6.5 billion on energy each year and that number continues to rise to meet patients’ needs.  Although hospitals have many specific regulatory mandates, we have been working closely with operators and developers of healthcare support facilities, like medical office buildings, assisted living and other similar facilities, to integrate our EcoSmart energy management initiatives into efficiency opportunities supported by state and federal energy programs.  These types of facilities offer a commercial environment similar to the hospitality or educational housing markets, and the increasing growth of the elderly and assisted living markets presents attractive potential for energy efficiency.  This market is expected to grow rapidly over the next several years due to its energy savings capabilities. For example, hospital energy managers can use energy efficiency strategies to offset high costs caused by growing plug loads and rising energy prices. A typical 200,000-square-foot, 50-bed hospital in the U.S. annually spends $680,000—or roughly $13,611 per bed—on electricity and natural gas. By increasing energy efficiency, hospitals can improve the bottom line and free up funds to invest in new technologies and improve patient care. Every $1.00 a non-profit healthcare organization saves on energy is equivalent to generating $20.00 in new revenues for hospitals and $10.00 for medical offices.

Utility Industry

We believe that the utility industry is one of the fastest developing market segments in the United States.  With more than $4.5 billion released to the industry through the ARRA for Smart Grid, the utility industry has become a growing percentage of our revenue, both through direct sales to utilities and partnerships with energy service companies executing state and local energy efficiency programs.  Strategic relationships with regional ESCOs are key to the continued expansion of energy efficiency initiatives. In Pike’s 2011 research report, it was found that the ESCO market will represent the largest segment of the energy efficient buildings industry in the coming years, with revenues more than doubling from $30.1 billion in 2011 to $66.0 billion worldwide by 2017, a compound annual growth rate of 14%.

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

Public Housing

Another emerging market for Telkonet’s energy management is public housing, which are properties owned and managed by the government. The tenants occupying these properties must meet specific eligibility requirements, and their utility bills are typically the government’s responsibility. Many of the ESCO clients that Telkonet supports today have dedicated teams pursuing opportunities with the owners and operators of government-subsidized housing. Our solutions are tailor made for these applications to conserve energy, enable remote monitoring control and improve occupant comfort.

Competition

We currently compete primarily within commercial and industrial markets, including the hospitality, education, healthcare, public housing, government, utility and military sectors.  Within each target market, we offer savings through our intelligent energy management platform.  Our products offer significant competitive and complementary benefits when compared with alternative offerings including Building Automation Systems (“BAS”) or Building Management Systems (“BMS”), static temperature occupancy-based systems, scheduling/programmable thermostats and high-efficiency HVAC systems.

We participate in a relatively small competitive field within the hospitality industry, with the majority of the energy management sales handled by fewer than seven manufacturers.  The key competitors in the market segment are Onity, Inc., Inncom International Inc. and Schneider Electric, with each offering comparable products to our standalone and networked energy management platforms.  Telkonet’s key differentiators in the hospitality segment include:

•      Recovery Time™ technology;

•      Mesh-networked platform;

•      Integration with property and building management systems (PMS & BMS);

•      Utility demand-based program integration; and

•      Broad HVAC compatibility.

The educational space is a relatively new market for occupancy-based controls.  We’ve introduced our EcoSmart platform for use within student dormitories, which traditionally had few, if any, controls. More recently we have also been requested to install our products into classrooms, which traditionally have been an environment for building automated systems or building management systems.  Since the dormitory environment is very similar to the hospitality market, we believe we offer similarly scaled energy savings.  Since the market is still in its infancy, very few comparable offerings have entered the market but competitors within the hospitality segment are beginning to respond.  Our EcoSmart platform provides a significant advantage within the educational industry through:

•      Reduced cost as compared to BAS/BMS systems;

•      Ease of installation relative to traditional wired systems;

•      Range of product compatibility;

•      Centralized platform management with room by room performance reporting; and

•      Data that is widely and easily available to promote student engagement.

The healthcare and government/military markets are very similar in scope when relating to energy management systems.  A key differentiator in these environments is the specific implementation that is being considered.  Each market utilizes BAS/BMS for wide scale energy management initiatives.  When specifically addressing housing environments including elderly care and assisted living environments and military dormitories or barracks, Telkonet’s EcoSmart platform is able to provide increased energy savings and efficiency.  Competitors operating in the BAS/BMS space include Honeywell, Schneider, Johnson Controls, Siemens, Trane and others, many of whom Telkonet partners with to provide a comprehensive and integrated energy management solution to effectively address energy efficiency opportunities in all types of facilities.

ETHOSTREAM HIGH SPEED INTERNET ACCESS (HSIA) NETWORK

EthoStream is one of the largest public High-Speed Internet Access (“HSIA”) providers in the world, providing services to more than 5.2 million users monthly across a network of greater than 2,300 locations. With a wide range of product and service offerings and one of the most comprehensive management platforms available for HSIA networks, EthoStream offers solutions for any public access location.

EthoStream provides cutting-edge technology, proactive system monitoring and 24/7/365 in-house technical support--and will engineer a seamless browsing experience to produce quality network access for users. EthoStream has the ability to power mobile computing in any market, and can provide a complete family of wired, wireless, and custom-designed hybrid solutions to outfit diverse property types. From hospitality properties to university campuses, coffee shops to municipal buildings, the high-speed Internet access solutions EthoStream has developed are versatile enough to deploy in any venue. EthoStream offers customized gateway servers to provide solutions that are infinitely scalable and easily upgradable, giving all customers the benefit of future-proof connectivity.

Our EthoStream Gateway Server line provides industry-leading HSIA technology to the hospitality and public Internet access industry, with advanced features based on in-house product design and development, including the following:

•	Dual ISP bandwidth aggregation for faster overall speed;

•	ISP redundancy to eliminate network downtime;

•	Enhanced quality of service;

•	Real-time meeting room scheduling;

•	Comprehensive service analytics;

•	Standards-based monitoring and control; and

•	Major franchise certified.

 We maintain a U.S.-based customer support center operating 24 hours a day, seven days a week, and employ a dedicated, in-house support team using integrated, web-based management tools enabling proactive industry-leading support.  We believe our customer service offerings, along with established relationships through our vendor agreements with some of the largest hospitality franchises and management groups, distinguish us from our competitors in the hospitality HSIA industry. Current customers include:

—	Benchmark Hospitality
—	Choice Hotels International

—	Crescent Hotels & Resorts
—	Destination Hotels & Resorts
—	Intercontinental Hotels Group
—	Kohler Hospitality
—	Marcus Hotels & Resorts
—	Marriott International
—	Red Lion Hotels
—	Shaner Hospitality
—	Summit Hotel Properties
—	TMI Communications
—	Worldmark by Wyndham
—	Wyndham Hotels & Resorts

EthoStream Advantages

The Total Solution

EthoStream offers a complete package of services required for quality wired and wireless high-speed Internet access. Dedicated employees conduct site surveys, install equipment, and provide service after installation with on-site and remote support. EthoStream employs a knowledgeable, well-trained staff of support technicians, so users can rely on an in-house team to provide rapid, friendly assistance for any issue.

Properties Have Control over Their HSIA

EthoStream has a unique product at the core of every Internet solution: the Remote Management Console (“RMC”). This web-based management platform interacts in real-time with a property's EthoStream server and integrates directly with the support center in Milwaukee. The RMC allows managers to make instant changes to the entire high-speed Internet system and access information to generate usage reports.

Pro-active 24/7 In-House Support Team

Thanks to the unique capabilities of the RMC, EthoStream support representatives have an active presence at each location and can easily assist users with any issues that may arise. Rather than working from a script-based support program, the support center anticipates user needs and quickly resolves issues.

Custom-Designed Internet Solutions

By developing products and services within the Company instead of outsourcing, EthoStream ensures that customers receive only top-tier equipment. As engineers continue to improve product capabilities, technicians will remotely update product software on a monthly basis.

Competition

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

Market Outlook

We believe that growth of the EthoStream Hospitality Network will be derived from several key areas:

•	New customer growth within the full-service hospitality market and through additional preferred vendor agreements with franchisors;

•	Competitive customer acquisition through a superior product and service offering;

•	Upgrading of EthoStream’s existing 2,300+ customers due to aging equipment and standards; and

•	Ongoing sales to current customers through integration of additional in-room technologies such as lighting, telephony, media centers and energy management products.

SERIES 5 SMART GRID

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

On March 4, 2011, the Company sold its Series 5 power line communications product line and related business assets to Dynamic Ratings, Inc. (“Dynamic Ratings”).  The sales price was $1,000,000 in cash.  In connection with the sale, Dynamic Ratings lent $700,000 to the Company in the form of a 6% promissory note dated March 4, 2011.  Concurrently with the sale, the Company entered into a Distributorship Agreement and a Consulting Agreement with Dynamic Ratings.  Under the Distributorship Agreement, the Company was designated as a distributor of the Series 5 product to non-utility markets and will receive preferred pricing for purchases of Series 5 product.  Under the Consulting Agreement, the Company agreed to provide Dynamic Ratings with ongoing transition assistance and consulting services for the Series 5 product.  The Distributorship Agreement and the Consulting Agreement have initial terms that expire on March 31, 2013 and March 31, 2014, respectively.  Proceeds payable to the Company under the Distributorship Agreement and the Consulting Agreement for a stated period of time will be applied against the outstanding accrued interest and principal balance of the Promissory Note.

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

For the years ended December 31, 2012 and 2011, no single customer represented 10% or more of our revenues.  Recurring revenue distributed across a network of approximately 2,300 customers approximated $4,200,000 for the year ended December 31, 2012.

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

Research & Development

During the years ended December 31, 2012 and 2011, we spent $984,853 and $775,329, respectively, on research and development activities.  In 2012 and 2011, research and development largely focused on the development of Telkonet's EcoSmart technology; in particular, expanding the product line to include the EcoGuard and EcoSwitch as well as enhancing existing components to serve a wider range of markets and customers. Several development efforts centered around integration of third party devices and software, in addition to continued enhancement of the EcoCentral web management system. The engineering behind the EcoSmart products requires continuous development to allow Telkonet to meet the latest standards for wireless and controls technologies.

The primary focus of development within the EthoStream division are related to adjustments required by Marriott-branded properties, including a special portal and system design architecture as well as enhanced reporting. These efforts resulted in a necessary certification and will be beneficial for all current and new full-service customers moving forward.

Other Information

Employees

As of March 22, 2013, we had 99 full-time employees.  During 2012, significant positions filled included additional sales account executives, a human resource generalist and multiple engineering resources.  We continue to hire additional personnel to meet future operating requirements. We anticipate that we may need to hire additional staff in the areas of customer support, field services, engineering, sales and marketing, and administration.

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

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors.  Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial and operating results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	potential deterioration of investor confidence resulting from material weaknesses in our internal control over financial reporting;

•	our ability to settle sales tax obligations in a timely, cost-effective manner;

•	our ability to raise and generate working capital to meet our obligations in the ordinary course of business;

•	changes in general economic, industry and market conditions;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	failure of our products to operate as advertised;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our Company, our general industry or both;

•	additions or departures of key personnel; and

•	investors’ general perception of us.

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

As long as the price of our common stock remains at less than $5 per share, we will be subject to so-called penny stock rules which could decrease our stock’s market liquidity.  The SEC has adopted regulations which define a “penny stock” to include any equity security that has a market price of less than $5 per share or an exercise price of less than $5 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require the delivery to and execution by the retail customer of a written declaration of suitability relating to the penny stock, which must include disclosure of the commissions payable to both the broker/dealer and the registered representative and current quotations for the securities.  Finally, the broker/dealer must send monthly statements disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Those requirements could adversely affect the market liquidity of our common stock.  There can be no assurance that the price of our common stock will rise above $5 per share so as to avoid these regulations.

Further issuances of equity securities may be dilutive to current stockholders.

It is possible that we will be required to seek additional capital in the future. This capital funding could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for our common stock. Any issuance of additional shares of our common stock will be dilutive to existing stockholders and could adversely affect the market price of our common stock.

The exercise of conversion rights, options and warrants outstanding and available for issuance may adversely affect the market price of our common stock.

As of December 31, 2012, we had outstanding employee options to purchase a total of 1,280,642 shares of common stock at exercise prices ranging from $0.14 to $5.60 per share, with a weighted average exercise price of $0.62. As of December 31, 2012, we did not have any outstanding non-employee options. As of December 31, 2012, we had warrants outstanding to purchase a total of 10,830,416 shares of common stock at exercise prices ranging from $0.13 to $3.00 per share, with a weighted average exercise price of $0.45. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of our common stock.

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

We have identified material weaknesses in our internal controls as of December 31, 2012 that, if not properly remediated, could result in material misstatements in our financial statements.

Based on an evaluation of our disclosure of internal controls and procedures as of December 31, 2012, our management has concluded that, as of such date, there were material weaknesses in our internal control over financial reporting relating to the need for a stronger internal control environment.  A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected.  Until these material weaknesses in our internal control over financial reporting are remediated, there is reasonable possibility that material misstatements of our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

Government regulation of our products could impair our ability to sell such products in certain markets.

The rules of the FCC, permit the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements.  Differing technical requirements apply to “Class A” devices intended for use in commercial settings, and “Class B” devices intended for residential use to which more stringent standards apply.  An independent, FCC-certified testing lab has verified that our iWire System product suite complies with the FCC technical requirements for Class A and Class B digital devices.  No further testing of these devices is required, and the devices may be manufactured and marketed for commercial and residential use.  Additional devices designed by us for commercial and residential use will be subject to the FCC rules for unlicensed digital devices.  Moreover, if in the future, the FCC changes its technical requirements for unlicensed digital devices, further testing and/or modifications of devices may be necessary.  Failure to comply with any FCC technical requirements could impair our ability to sell our products in certain markets and could have a negative impact on our business and results of operations.

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

Our success depends partly on our ability to maintain patent and trade secret protection, to obtain future patents and licenses and to operate without infringing on the proprietary rights of third parties.  There can be no assurance that the measures we have taken to protect our intellectual property rights, including intellectual property rights of third parties integrated into our Telkonet iWire System product suite and our EcoSmart suite of products will prevent misappropriation or circumvention.  In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that our existing patents, or any patents that may be issued in the future, will provide us with significant protection against competitors.  Moreover, there can be no assurance that any patents issued to, or licensed by, us will not be infringed upon or circumvented by others.  Infringement by third parties on our proprietary technology could negatively impact our business.  Moreover, litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is in our favor.  We also rely to a lesser extent on unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes or that we can meaningfully protect our rights to such unpatented proprietary technology.  If our competitors develop substantially equivalent technology and we are unable to enforce any intellectual property rights with respect to such technology in a cost-effective manner or at all, our business and operations would suffer significant harm.

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

Our inability to obtain capital, use internally generated cash or debt, or use shares of our common stock to finance our operations or future acquisitions could impair the growth and expansion of our business.

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

Potential fluctuations in operating results could have a negative effect on the price of our common stock.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including:

•	the level of use of the Internet;

•	the demand for high-tech goods;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

•	price competition or pricing changes in the industry;

•	technical difficulties or system downtime;

•	changes in governmental policies;

•	economic conditions specific to the internet and communications industry; and

•	general economic conditions.

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

We sell our products to customers that have in the past, and may in the future, experience financial difficulties. If our customers experience financial difficulties, we could have difficulty recovering amounts owed to us from these customers. While we perform credit evaluations and adjust credit limits based upon each customer’s payment history and credit worthiness, such programs may not be effective in reducing our exposure to credit risk. We evaluate the collectability of accounts receivable, and based on this evaluation make adjustments to the allowance for doubtful accounts for expected losses. Actual bad debt write-offs may differ from our estimates, which may have a material adverse effect on our financial condition, operating results and cash flows.

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

The changes in the economy and credit markets may adversely affect our future results of operations.

Our operations and performance depend to some degree on general economic conditions and their impact on our customers’ finances and purchase decisions.  As a result of economic events, potential customers may elect to defer purchases of capital equipment items, such as the products we manufacture and supply.  Additionally, the credit markets and the financial services industry are subject to change. While the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on our customers’ ability to fund their operations thus adversely impacting their ability to purchase our products or to pay for our products on a timely basis, if at all.  These and other economic factors could have a material adverse effect on demand for our products, the collection of payments for our products and on our financial condition and operating results.

We may not be able to obtain payment and performance bonds, which could have a material adverse effect on our business.

Our ability to deploy our EcoSmart Suite of products into the energy management initiatives in federal funded or assisted projects may rely on our ability to obtain payment and performance bonds which may be an essential element to work orders for the installation of our products and services.  If we are unable to obtain payment and performance bonds in a timely fashion as required by an applicable work order, we may not be entitled to payment under the work order until such bonds have been provided or until such a requirement is expressly waived.  In addition, any delays due to a failure to furnish bonds may not entitle us to a price increase for the work or an extension of time to complete the work and may entitle the other party to terminate our work order without liability and to indemnify such party from damages suffered as a result of our failure to deliver the bonds and the termination of the work order. As a result, the failure to obtain bonds where required could negatively impact our business, results of operations, and prospects.

Risks Relating to Our Financial Results and Need for Financing

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 1, 2013, our independent registered public accounting firm’s report on our consolidated financial statements for the year ended December 31, 2012 included an explanatory paragraph relating to our ability to continue as a going concern based on our history of operating cash flow deficits, liquidity constraints and negative working capital.  Although we have reported net income for the year ending December 31, 2012, we may experience net operating losses and operating cash flow deficits in the future.  Our ability to continue as a going concern is subject to our ability to generate a profit, positive operating cash flows and/or obtain necessary funding from outside sources, including by the sale of our securities or assets, or obtaining loans from financial institutions, where possible.  Our history of net operating losses and the uncertainty regarding contingent liabilities cast doubt on our ability to meet such goals.

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate acquisitions.

We are currently authorized to issue 190,000,000 shares of common stock under our Articles of Incorporation.  As of March 22, 2013, we have issued 108,103,001 shares of common stock and have approximately 148,175,932 shares of common stock issued or committed for issuance after giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock.  Due to the limited number of authorized shares available for issuance and because of the significant competition for acquisitions, we may not able to consummate an acquisition until we increase the number of shares we are authorized to issue.  To facilitate the possibility and flexibility of raising additional capital or the completion of potential acquisitions, we would need to seek stockholder approval to increase the number of our authorized shares of common stock.  We can provide no assurance that we will succeed in amending our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue.

Although we are reporting net income for the year ended December 31, 2012, we have a history of operating losses and an accumulated deficit and may incur losses in the foreseeable future.

Since inception through December 31, 2012, we have incurred cumulative losses of $117,954,116 and have never generated enough funds through operations to support our business. For the year ended December 31, 2012, we had an operating cash flow deficit of $188,985. As of December 31, 2012, we have a working capital surplus of $414,649.  Because of the numerous risks and uncertainties associated with our technology, the industry in which we operate, and other factors, we are unable to predict the extent of any future losses or if we will remain profitable.  If we are unable to generate sufficient revenues from our operations to meet our working capital requirements, we expect to finance our future cash needs through public or debt financings.  We cannot be certain that additional funding will be available on acceptable terms, or at all.

Our business activities might require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate going forward.

The actual amount of capital required to fund our operations and development may vary materially from our estimates. If our operations fail to generate the cash that we expect, we may have to seek additional capital to fund our business. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing or obtain additional equity capital. In addition, any indebtedness we incur in the future could subject us to restrictive covenants limiting our flexibility in planning for, or reacting to changes in, our business. If we do not comply with such covenants, our lenders could accelerate repayment of our debt or restrict our access to further borrowings. The Wisconsin Department of Commerce Loan Agreement contains covenants which require, among other things, that the Company shall keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. Under the terms of the Loan Agreement, for each new full time position not kept, created or maintained, the Company would be required to pay a penalty consisting of an incremental increase in the interest rate not to exceed 4%. In May of 2012, the Company notified the Department that due to the economic climate, it was unlikely that the 35 new full time position covenant would be met by December 31, 2012. On June 18, 2012, the Department agreed to waive all penalties associated with the covenant and keep the loan interest rate fixed at 2%.

Under terms of the Dynamic Rating promissory note, the Company shall average at least $250,000 of distributorship sales revenue per calendar year. The Company is currently not compliant with this stipulation. No penalties or interest exist for non compliance.

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

A significant portion of our total assets consists of goodwill and intangible assets, which are subject to periodic impairment analysis, and a significant impairment determination could have an adverse effect on our results of operations and financial condition even without a significant loss of revenue or increase in cash expenses attributable to such period.

During the year ended December 31, 2012, management of the Company assessed and determined that the estimated carrying value of the Company’s Smart Systems International reporting unit did not exceed its estimated fair value, therefore no impairment charge was recorded.  For the year ended December 31, 2011, the Company recorded a material impairment charge of $3.1 million to goodwill.  We have goodwill and intangible assets of approximately $8.6 million and $1.5 million, respectively, at December 31, 2012 resulting from past acquisitions.  We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year during the fourth quarter, or more frequently if conditions exist that indicate a potential impairment.  This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units.  These changes could result in an additional impairment of the existing goodwill balance in the future that could require a material non-cash charge to our results of operations.

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

We have debt agreements that contain certain events of default and are collateralized by substantially all of our assets.

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

The Company presently leases 16,416 square feet of commercial office space in Germantown, Maryland.  The lease commitments expire in December 2015. On July 15, 2011, the Company executed a sublease agreement for 11,626 square feet of commercial office space in Germantown, Maryland. Because we no longer have access to this subleased space, we recorded a charge of $59,937 in accrued liabilities and expenses related to this abandonment during 2011. On June 27, 2012 the subtenant exercised the option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015 and we recorded an additional charge of $132,174 during the year ended December 31, 2012. The remaining liability at December 31, 2012 is $135,975.

ITEM 3.  LEGAL PROCEEDINGS.

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

The parties in the lawsuit agreed to and the Court ordered a stay of the litigation pending the conclusion of a reexamination proceeding in the U.S. Patent and Trademark Office relating to the patent involved in the lawsuit.  The case was reopened in early 2012 based on the expectation that a reexamination certificate would be issued by the Patent Office. The reexamination certificate has been issued. After the case resumed, the parties agreed to a “transfer” of the case from the Eastern District of Texas to the Central District of California. To accomplish the “transfer,” with the agreement of the parties, the Texas case was dismissed and a new action was filed in California on April 5, 2012. (Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc., et al, U.S. District Court, for the Central District of California, Southern Division, No. SACV 12-522-JST). The parties have answered the complaint filed in the new action and the court has set the litigation calendar with trial set for June 2014. Management is unable to predict the ultimate resolution of this matter.

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

In the case of Stephen L. Sadle v Telkonet, Inc., the parties executed a settlement agreement and general release on July 2, 2012 for $100,000.  Terms of the agreement called for Telkonet to make an initial payment of $30,000 on June 1, 2012 and Telkonet made an additional scheduled payment on September 1, 2012.  The remaining balance was paid in three equal installments by March 1, 2013.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “TKOI.”

The following table sets forth the quarterly high and low bid prices for our common stock for the years ended December 31, 2012 and 2011.

	High	Low
Year Ended December 31, 2012
First Quarter	$0.23	$0.14
Second Quarter	0.21	0.13
Third Quarter	0.21	0.12
Fourth Quarter	0.18	0.13
Year Ended December 31, 2011
First Quarter	$0.13	$0.09
Second Quarter	0.23	0.11
Third Quarter	0.23	0.12
Fourth Quarter	0.22	0.13

Record Holders

As of March 22, 2013, we had 189 shareholders of record and 108,103,001 shares of our common stock issued and outstanding.

Dividend Policy

The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.  It is also subject to certain contractual restrictions on paying dividends on its common stock under the terms of its Series A and B preferred stock.

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

Multiple-Element Arrangements (“MEAs”): The Company accounts for large contracts that have both product and installation under the MEAs guidance in ASC 605. The Company believes the volume of these large contracts will continue to increase. Arrangements under such contracts may include multiple deliverables, a combination of equipment and services. The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in our control. Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price (“RSP”) of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists and on estimated selling price (“ESP”) if neither VSOE or TPE exist.

•	VSOE – In most instances, products are sold separately in stand-alone arrangements. Services are also sold separately through renewals of contracts with varying periods. We determine VSOE based on its pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).
•	TPE – If we cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, we use third-party evidence of selling price. We determine TPE based on sales of comparable amount of similar product or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.
•	ESP – The estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis. When VSOE does not exist for all elements, we determine ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on its pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

When MEAs include an element of customer training, it is not essential to the functionality, efficiency or effectiveness of the MEA. Therefore the Company has concluded that this obligation is inconsequential and perfunctory. As such, for MEAs that include training, customer acceptance is not deemed necessary in order to record the related revenue, but is recorded when the installation deliverable is fulfilled. Historically, training revenues have not been significant.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made.  During the years ended December 31, 2012 and 2011, the Company experienced approximately between 1% and 4% of returns related to product warranties. As of December 31, 2012 and 2011, the Company recorded warranty liabilities in the amount of $69,743 and $104,423, respectively, using this experience factor range.

Stock Based Compensation

We account for our stock based awards in accordance with ASC 718, which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards.

We estimate the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them and the estimated volatility of our common stock price. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations.

Goodwill and Other Intangibles

In accordance with the accounting guidance on goodwill and other intangible assets, we perform an annual impairment test of goodwill at our reporting unit level and other intangible assets at our unit of account level, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value. Amortization is recorded for other intangible assets with determinable lives using the straight line method over the 12 year estimated useful life. Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method.  The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill.  We utilize a discounted cash flow valuation methodology (income approach) to determine the fair value of the reporting unit.  This approach is developed from management’s forecasted cash flow data. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired. If the carrying amount exceeds fair value, we calculate an impairment loss.  Any impairment loss is measured by comparing the implied fair value of goodwill to the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss.

Significant assumptions used in our goodwill impairment test at December 31, 2012 and 2011 included: expected revenue growth rates, operating unit profit margins, working capital levels, discount rates of 12.9% and 17.5% for Ethostream and SSI, respectively, and a terminal value multiple. The expected future revenue growth rates and the expected operating unit profit margins were determined after considering our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

At December 31, 2011, the Company determined that a portion of the value Smart Systems International’s goodwill was impaired based upon management’s assessment of operating results and forecasted discounted cash flow and has recorded an impairment charge of $3,100,000. The goodwill and intangible asset impairment charge was non-cash in nature and did not impact our liquidity, cash flows provided by operating activities or future operations.

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

Contingent Liabilities - Sales Tax

The Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure. Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $1,200,000 and $1,100,000 accrued for this exposure as of December 31, 2012 and 2011, respectively.

The Company continues to manage the liability by establishing voluntary disclosure agreements (VDAs) with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $620,000, not including any applicable interest and penalties.

During 2012, the Company successfully executed and paid in full VDAs in five states totaling approximately $23,000 and is current with the subsequent filing requirements. It has submitted VDAs with an additional twenty-seven states and awaits notification of acceptance. Two states offer no voluntarily disclosure program. The Company also confirmed that one customer had self assessed, further reducing our liability and expense associated with that liability by approximately $151,000.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

The table below outlines our product versus recurring revenues for comparable periods:

	Year Ended December 31,
	2012		2011		Variance

Product	$8,537,170	67%	$6,654,282	60%	$1,882,888	28%
Recurring	4,221,206	33%	4,526,680	40%	(305,474)	-7%
Total	$12,758,376	100%	$11,180,962	100%	$1,577,414	14%

Product revenue

Product revenue principally arises from the sale and installation of EcoSmart Suite of products, SmartGrid and High Speed Internet Access   equipment.  These include TSE, Telkonet Series 5, Telkonet iWire, and wireless networking products.  We market and sell to the hospitality, education, healthcare and government/military markets.  The Telkonet Series 5 and the Telkonet iWire products consist of the Telkonet Gateways, Telkonet Extenders, the patented Telkonet Coupler, and Telkonet iBridges.  The EcoSmart Suite of products consist of thermostats, sensors, controllers, wireless networking products switches, outlets and a control platform.  The HSIA product suite consists of gateway servers, switches and access points.

For the year ended December 31, 2012, product revenue increased $1.88 million when compared to the prior year.  Product revenue in 2012 included approximately $5.64 million attributed to the sale and installation of energy management products, approximately $2.86 million for the sale and installation of HSIA products, and approximately $0.04 million attributable to the sale of Telkonet Series 5 Smart Grid products.   Since our sales of energy management and HSIA products are capital intensive, specifically in the hospitality market, we have been impacted by the slow and tenuous economic recovery.

Recurring Revenue

Recurring revenue is primarily attributed to recurring services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. The recurring revenue consists primarily of HSIA support services and advertising revenue.  Advertising revenue is based on impression-based statistics for a given period from customer site visits to the Company’s login portal page under the terms of advertising agreements entered into with third-parties.  A component of our recurring revenue is derived from fees, less payback costs, associated with approximately 1% of our hospitality customers who do not internally manage guest-related, internet transactions.

Recurring revenue includes approximately 2,300 hotels in our broadband network portfolio.  We currently support approximately 233,000 HSIA rooms, with approximately 5.2 million monthly users.  For the year ended December 31, 2012, recurring revenue decreased by 7% when compared to the prior year.  The decrease of recurring revenue was primarily attributed to a $0.4 million decrease in advertising revenue partially offset by a $0.04 million increase of new HSIA customers added in 2012.

Cost of Sales

	Year ended December 31,
	2012		2011		Variance

Product	$4,726,241	55%	$3,820,753	57%	$905,488	24%
Recurring	1,178,077	28%	1,146,252	25%	31,825	3%
Total	$5,904,318	46%	$4,967,005	44%	$937,313	19%

Product Costs

Costs of product sales include equipment and installation labor related to the sale of SmartGrid and broadband networking equipment, including EcoSmart technology and Telkonet iWire.  For the year ended December 31, 2012, product costs increased by 24% when compared to the prior year. The increase was attributed to the additional cost of goods sold and services associated with the increase in product sales and the use of additional subcontractor services for installations.

Recurring Costs

Recurring costs are comprised of labor and telecommunication services for our Customer Service department.  For the year ended December 31, 2012, recurring costs increased by 3% when compared to the prior year.  This increase was primarily due to the addition of support center staff and telecomm costs associated with increased call volume.

Gross Profit

	Year ended December 31,
	2012		2011		Variance

Product	$3,810,929	45%	$2,833,529	43%	$977,400	34%
Recurring	3,043,129	72%	3,380,428	75%	(337,299)	-10%
Total	$6,854,058	54%	$6,213,957	56%	$640,101	10%

Product Gross Profit

The gross profit on product revenue for the year ended December 31, 2012 increased by 34% compared to the prior year period. The variance was a result of increased product sales and installation on energy management and HSIA sales. Our costs associated with inventory management, freight out and returns and allowances also improved.

Recurring Gross Profit

Our gross profit associated with recurring revenue has been and will continue to be, affected by the level of advertising revenue. For the year ended December 31, 2012, our gross profit decreased by 10% when compared to the prior year.  The decrease was mainly due to a decrease in advertising revenue which yields higher gross margins.

Operating Expenses

	Year ended December 31,
	2012	2011	Variance

Total	$6,484,383	$8,796,431	$(2,312,048)	-26%

During the year ended December 31, 2012, operating expenses decreased by 26% when compared to the prior year.  This decrease is primarily related to a non-cash goodwill impairment charge on Smart Systems International of $3,100,000 in 2011.  Excluding this non-cash charge, operating expenses would have increased by 14% due to the increase in research and development activities, professional fees associated with prior period financial statement restatements and a charge for the lease abandonment.

Research and Development

	Year ended December 31,
	2012	2011	Variance

Total	$984,853	$775,329	$209,524	27%

Our research and development costs related to both present and future products are expensed in the period incurred.  Total expenses for research and development increased by 27% for the year ended December 31, 2012. This increase is attributed to consulting fees, Underwriter’s Laboratories (UL) certification and testing costs associated with the continued development of our next generation energy efficiency products.

Selling, General and Administrative Expenses

	Year ended December 31,
	2012	2011	Variance

Total	$5,238,700	$4,652,527	$586,173	13%

Selling, general and administrative expenses increased for the year ended December 31, 2012 over the prior year by 13%.  This increase was primarily the result of professional fees associated with prior period financial restatements, a $132,174 charge for the lease abandonment and additional sales and marketing staff and related expenses.

Goodwill Impairment

	Year ended December 31,
	2012	2011	Variance

Total	$0	$3,100,000	$(3,100,000)	-100%

During the year ended December 31, 2011, the Company recorded a goodwill impairment charge on Smart Systems International.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital (current assets in excess of current liabilities) increased by $1,189,564 during the year ended December 31, 2012 from a working capital deficit of $774,915 at December 31, 2011 to working a capital surplus of $414,649 at December 31, 2012.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which require, among other things, that the Company shall keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. Under the terms of the Loan Agreement, for each new full time position not kept, created or maintained, the Company would be required to pay a penalty consisting of an incremental increase in the interest rate not to exceed 4%. In May of 2012, the Company notified the Department that due to the economic climate, it is unlikely that the 35 new full time position covenant will be met by December 31, 2012. On June 18, 2012, the Department agreed to waive all penalties associated with the covenant and keep the loan interest rate fixed at 2%. The outstanding borrowings under the agreement as of December 31, 2012 and 2011 were $203,947 and $252,454, respectively.

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and is due on March 31, 2014.   Note #1 may be prepaid in whole or in part, without penalty at any time. Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Amounts earned under the earn-out provisions shall be applied against Note #1 on June 30, 2012 and June 30, 2013. As of June 30, 2012, the non cash reduction of principal calculated under these provisions and applied to the note was $15,408.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. The outstanding principal balance of this note as of December 31, 2012 and 2011 was $684,592 and $700,000, respectively.

Promissory Note #2

From the sale of its Series 5 PLC product line assets, the Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the third party with an unsecured one-year promissory note (“Note #2”) for $50,000 with interest at 5.25%. The outstanding principal balance as of December 31, 2011 was $12,746 and the note was paid in full during March 2012.

Proceeds From the Issuance of Series B Preferred Stock

On August 4, 2010, the Company entered into a Securities Purchase Agreement in connection with a private placement of 267 shares Series B Convertible Redeemable Preferred Stock, par value $0.001 per share and warrants to purchase an aggregate of 5,134,626 shares of common stock, par value $0.001 per share. The Series B shares were sold at a price per share of $5,000 and the Warrants have an exercise price of $0.13, which is equal to the closing bid price of a share of common stock on August 4, 2010. The Company completed a private placement on August 6, 2010 and received gross proceeds of $1,335,000 from the sale of these Series B shares and warrants.

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

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company.  Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $2,884,833 and second, Series A with a preference value of $1,176,076 as of December 31, 2012.  Both series of preferred stock are equal in their dividend preference over common stock.

Convertible Debentures

On May 30, 2008, we entered into a Securities Purchase Agreement with YA Global Investments LP (YA Global) pursuant to which we sold to YA Global up to $3,500,000 of secured convertible debentures and warrants to purchase up to 2,500,000 shares of our common stock.  In November 2009 and August 2010, we issued to YA Global additional warrants to purchase, in aggregate, up to 9,230,769 shares of our common stock pursuant to anti-dilution provisions in it’s existing warrant agreement.

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

In November 2009 and again in 2010, we issued additional warrants to YA Global pursuant to anti-dilution provisions in their existing warrant agreements that were triggered by the completion of the Series A and Series B preferred stock private placements.

In the first quarter of 2011, the Company retired substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and canceled the related warrants covering in aggregate, 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the lender with an unsecured one-year promissory note for $50,000 described in “Promissory Note 2” above.

Cash flow analysis

Cash used in operations was $188,985 and $429,647 during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, our primary capital needs included business strategy execution, inventory procurement, funding performance bonds and managing current liabilities.

Cash provided by investing activities from operations was $47,905 and $915,645 during the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2011, the Company sold its Series 5 Power Line Carrier product line and related business assets for $1,000,000 in cash.

Cash provided by financing activities was $343,747 and $339,063 during the years ended December 31, 2012 and 2011 respectively. The Company received proceeds of $405,000 from the exercise of 3,115,390 Series B Convertible Redeemable Preferred Stock warrants for common stock during 2012. The Company completed a private placement of Series B preferred stock for proceeds of $1,355,000, issued a note payable for proceeds of $700,000 and repaid convertible debentures of $1,606,023 during 2011.

We are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Our independent registered public accounting firm’s report on our consolidated financial statements for the year ended December 31, 2012 includes an explanatory paragraph relating to our ability to continue as a going concern. We have incurred operating losses and operating cashflow deficits in past years and we are dependent upon our ability to continue profitable operations and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible.  These factors, among others, raise doubt about our ability to continue as a going concern and may also affect our ability to obtain financing in the future.

Management expects that global economic conditions will continue to present a challenging operating environment through 2013; therefore working capital management will continue to be a high priority for 2013.

The Company continues to manage the approximate $1,200,000 sales tax liability by establishing VDAs with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $620,000, not including any applicable interest and penalties.

During 2012, the Company successfully executed and paid in full VDAs in five states totaling approximately $23,000 and is current with the subsequent filing requirements. It has submitted VDAs with an additional twenty-seven states and awaits notification of acceptance. Two states offer no voluntarily disclosure program. The Company also confirmed that one customer had self assessed, further reducing our liability and expense associated with that liability by approximately $151,000.

Additional financing may be required in order to meet our current and projected cash flow requirements from operations.  We cannot predict, should it be needed, whether this new financing will be in the form of equity or debt.  We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Off-Balance Sheet Arrangements

The Company has off-balance sheet arrangements related to facility leases. Also during 2012, the Company was awarded a contract with a bonding requirement.  The Company satisfied the requirement in the first quarter of 2013 with an irrevocable standby letter of credit collateralized by cash in the amount of $382,000. The letter of credit expires September 30, 2013.

New Accounting Pronouncements

See Note B of the Consolidated Financial Statements for a description of a new accounting pronouncement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

With the participation of our Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, failure to implement adequate internal control over financial reporting and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  We do expect to retain additional personnel to remediate these control deficiencies in the future.

These control deficiencies could result in a misstatement of account balances resulting in a more than remote likelihood that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above constitute material weaknesses.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2012 and 2011 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the years ended December 31, 2012 and 2011 are fairly stated, in all material respects, in accordance with GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

During the year ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Pursuant to General Instruction G(3), information on directors and executive officers of the Registrant and corporate governance matters is incorporated is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 12, 2013.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Pursuant to General Instruction G(3), information on executive compensation is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 12, 2013.

ITEM 12 (a).  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners and management and related stockholder matters are incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 12, 2013.

ITEM 12(b).  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,280,642	$0.62	6,452,136
Equity compensation plans not approved by security holders	–	–	–

Total	1,280,642	$0.62	6,452,136

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 12, 2013.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pursuant to General Instruction G(3), information on principal accounting fees and services is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 12, 2013.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Baker Tilly Virchow Krause LLP on Consolidated Financial Statements as of and for the years ended December 31, 2012 and 2011

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years ended December 31, 2012 and 2011

Consolidated Statements of Equity for the Years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for Years ended December 31, 2012 and 2011

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

EXHIBIT INDEX

 The following exhibits are included herein or incorporated by reference:

Exhibit Number	Description Of Document
2.1	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K filed on March 2, 2007)
2.2	Unit Purchase Agreement by and among Telkonet, Inc., EthoStream, LLC and the members of EthoStream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K filed on March 16, 2007)
2.3	Asset Purchase Agreement by and between Telkonet Inc. and Dynamic Ratings, Inc. dated as of March 4, 2011(incorporated by reference to our Form 8-K filed on March 9, 2011)
3.1	Articles of Incorporation of the Registrant (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003
3.3	Amendment to Articles of Incorporation (incorporated by reference to our Form 8-K (No. 001-31972), filed November 18, 2009)
3.4	Amendment to the Articles of Incorporation (incorporated by reference to our Form 8-K filed on August 9, 2010)
3.5	Amendment to the Articles of Incorporation, (incorporated by reference to our Form 8-K filed on April 13, 2011)
3.6	Bylaws of the Registrant ((incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
3.7	Amendment to the Articles of Incorporation filed with the Secretary of State of Utah (incorporated by reference to our Form 8-K filed on April 8, 2011)
4.1	Senior Convertible Note by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.2	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K (No. 001-31972), filed on September 6, 2006)
4.4	Form of Accelerated Payment Option Warrant to Purchase Common Stock (incorporated by reference to our Registration Statement on Form S-3 (No. 333-137703), filed on September 29, 2006)
4.5	Senior Note by Telkonet, Inc. in favor of GRQ Consultants, Inc. (incorporated by reference to our Form 10-Q (No. 001-31972), filed November 9, 2007)
4.6	Warrant to Purchase Common Stock by Telkonet, Inc in favor of GRQ Consultants, Inc. (incorporated by reference to our Form 10-Q (No. 001-31972), filed November 9, 2007)
4.7	Form of Promissory Note (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008)
4.8	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008)
4.9	Promissory Note, dated September 11, 2009, by and between Telkonet Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
4.10	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on November 18, 2009)
4.11	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on August 9, 2009)
4.12	Promissory Note, dated March 4, 2011, issued by Telkonet Inc. to Dynamic Ratings, Inc (incorporated by reference to our Form 8-K filed on March 9, 2011)
4.13	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on April 8, 2011)
10.1	Amended and Restated Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-161909), filed on September 14, 2009)
10.2	Securities Purchase Agreement, dated February 1, 2007, by and among Telkonet, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP, Pierce Diversified Strategy Master Fund LLC, Ena, Hudson Bay Fund LP and Hudson Bay Overseas Fund, Ltd. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)
10.3	Registration Rights Agreement, dated February 1, 2007, by and among Telkonet, Inc., Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, Ena, Hudson Bay Fund LP and Hudson Bay Overseas Fund, Ltd. (incorporated by reference to our Current Report on Form 8-K filed on February 5, 2007)

10.4	Loan Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
10.5	General Business Security Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
10.6	Series A Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.7	Series A Convertible Redeemable Preferred Stock Registration Rights Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.8	Form of Executive Officer Reimbursement Agreement (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.9	Form of Director and Officer Indemnification Agreement (incorporated by reference to our Form 10-K filed on March 31, 2010)
10.10	Series B Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.11	Series B Convertible Redeemable Preferred Stock Registration Rights Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.12	Form of Executive Officer Reimbursement Agreement (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.13	Form of Transition Agreement and Release (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.14	2010 Stock Option and Incentive Plan (incorporated by reference to our Definitive Proxy Statement filed on September 29, 2010)
10.15	Distribution Agreement by and between, Telkonet Inc. and Dynamic Ratings, Inc., dated as of March 4, 2011(incorporated by reference to our Form 8-K filed on March 9, 2011)
10.16	Consulting Agreement by and between Telkonet Inc. and Dynamic Ratings, Inc, dated as of March 4, 2011 (incorporated by reference to our Form 8-K filed on March 9, 2011)
10.17	Securities Purchase Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein, (incorporated by reference to our Form 8-K filed on April 8, 2011)
10.18	Registration Rights Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein, (incorporated by reference to our Form 8-K filed on April 8, 2011)
10.19	Employment Agreement by and between Telkonet, Inc. and Jason L. Tienor, dated as of May 1, 2012 (incorporated by reference to our Form 8-K filed May 4, 2012)
10.20	Employment Agreement by and between Telkonet, Inc. and Jeffrey J. Sobieski, dated as of May 1, 2012 (incorporated by reference to our Form 8-K filed May 4, 2012)
10.21	Employment Agreement by and between Telkonet, Inc. and Richard E. Mushrush, dated as of May 1, 2012 (incorporated by reference to our Form 8-K filed May 4, 2012)
10.22	Employment Agreement by and between Telkonet, Inc. and Matthew P. Koch, dated as of May 1, 2012 (incorporated by reference to our Form 8-K filed May 4, 2012)
10.23	Employment Agreement by and between Telkonet, Inc. and Gerrit J. Reinders, dated as of May 1, 2012 (incorporated by reference to our Form 8-K filed May 4, 2012)
14	Code of Ethics (incorporated by reference to our Form 10-KSB (No. 001-31972), filed on March 30, 2004).
21	Telkonet, Inc. Subsidiaries (incorporated by reference to our Form 10-K (No. 001-31972) filed March 16, 2007)
23.1	Consent of Baker Tilly Virchow Krause LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELKONET, INC.

Dated: April 1, 2013	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason L. Tienor	Chief Executive Officer and Director	April 1, 2013
Jason Tienor	(principal executive officer)

/s/ Richard E. Mushrush	Controller & Acting Chief Financial Officer	April 1, 2013
Richard E. Mushrush	(principal financial officer) (principal accounting officer)

/s/ / William H. Davis	Chairman of the Board	April 1, 2013
William H. Davis

/s/ Glenn A. Garland	Director	April 1, 2013
Glenn A. Garland

/s/ Tim S. Ledwick	Director	April 1, 2013
Tim S. Ledwick

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2012 AND 2011

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

TELKONET, INC.

TELKONET, INC.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets at December 31, 2012 and 2011	F-4

Consolidated Statements of Operations for the Years ended December 31, 2012 and 2011	F-5

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2012 and 2011	F-6 - F-7

Consolidated Statements of Cash Flows for the Years ended December 31, 2012 and 2011	F-8 - F-9

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Telkonet, Inc.

Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Telkonet, Inc. (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. as of December 31, 2012 and 2011 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Compan y will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has a history of operating losses and negative cash flows from operations, and an accumulated deficit of $117,954,116 that raise substantial doubt about the Company's ability to continue as a going concern. In order to sustain continued operations and meet its obligations, the Company is dependent on the availability of future funding and maintaining profitability. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Milwaukee, Wisconsin

April 1, 2013

TELKONET, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,163,758	$961,091
Restricted cash on deposit	–	91,000
Accounts receivable, net	3,026,107	1,306,011
Inventories	654,912	322,210
Prepaid expenses	189,879	157,665
Total current assets	5,034,656	2,837,977

Property and equipment, net	35,898	11,953

Other assets:
Goodwill	8,570,446	8,570,446
Intangible assets, net	1,500,297	1,741,977
Deposits	34,238	34,238
Total other assets	10,104,981	10,346,661

Total Assets	$15,175,535	$13,196,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,967,030	$1,248,386
Notes payable – current	74,611	111,405
Accrued liabilities and expenses	2,342,047	2,176,208
Deferred revenues	117,556	55,529
Customer deposits	118,763	21,364
Total current liabilities	4,620,007	3,612,892

Long-term liabilities:
Deferred lease liability	133,609	118,636
Notes payable – long term	813,928	853,795
Total long-term liabilities	947,537	972,431

Redeemable preferred stock: 15,000,000 shares authorized, par value $.001 per share
Series A; 215 shares issued, 185 shares outstanding at December 31, 2012 and 2011, respectively, preference in liquidation of $1,176,076 and $1,101,848 as of December 31, 2012 and 2011, respectively	1,041,837	892,995
Series B; 538 shares issued, 493 shares outstanding at December 31, 2012 and 2011, respectively, preference in liquidation of $2,884,833 and $2,686,997 as of December 31, 2012 and 2011, respectively	2,223,752	1,474,956
Total redeemable preferred stock	3,265,589	2,367,951

Commitments and contingencies	–	–

Stockholders’ Equity
Common stock, par value $.001 per share; 190,000,000 shares authorized; 108,103,001 and 104,349,507 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	108,103	104,350
Additional paid-in-capital	124,188,415	124,483,163
Accumulated deficit	(117,954,116)	(118,344,196)
Total stockholders’ equity	6,342,402	6,243,317

Total Liabilities and Stockholders’ Equity	$15,175,535	$13,196,591

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Revenues, net:
Product	$8,537,170	$6,654,282
Recurring	4,221,206	4,526,680
Total Net Revenue	12,758,376	11,180,962

Cost of Sales:
Product	4,726,241	3,820,753
Recurring	1,178,077	1,146,252
Total Cost of Sales	5,904,318	4,967,005

Gross Profit	6,854,058	6,213,957

Operating Expenses:
Research and development	984,853	775,329
Selling, general and administrative	5,238,700	4,652,527
Impairment of goodwill	–	3,100,000
Depreciation and amortization	260,830	268,575
Total Operating Expenses	6,484,383	8,796,431

Income (Loss) from Operations	369,675	(2,582,474)

Other (Expenses) Income:
Interest expense, net	(26,274)	(263,702)
Gain on derivative liability	–	172,476
Gain on disposal of property and equipment	–	2,165
Gain on sale of product line	15,408	829,296
Total Other (Expenses) Income	(10,866)	740,235

Income (Loss) Before Provision for Income Taxes	358,809	(1,842,239)

(Benefit) Provision for Income Taxes	(31,271)	60,000

Net Income (Loss)	390,080	(1,902,239)

Accretion of preferred dividends and discount	(897,638)	(699,895)

Net loss attributable to common stockholders	$(507,558)	$(2,602,134)

Net loss per common share:
Net loss per common share – basic	$0.00	$(0.02)
Net loss per common share – diluted	$0.00	$(0.02)
Weighted Average Common Shares Outstanding – basic	105,788,739	102,570,300
Weighted Average Common Shares Outstanding – diluted	107,387,408	103,815,367

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2011	101,258,725	$101,259	$122,057,173	$(116,441,957)	$5,716,475

Shares issued to directors and management at approximately $0.145 per share	769,709	770	116,230	–	117,000

Shares issued to directors for consulting fees at $0.15 per share	177,083	177	24,823	–	25,000

Shares issued on conversion of preferred stock at $0.17 per share	2,143,990	2,144	372,856	–	375,000

Stock-based compensation expense related to employee stock options	–	–	26,887	–	26,887

Warrants issued with redeemable convertible preferred stock	–	–	427,895	–	427,895

Beneficial conversion feature of redeemable convertible preferred stock	–	–	427,895	–	427,895

Retirement of derivative liability related to warrant obligation	–	–	1,729,299	–	1,729,299

Accretion of redeemable preferred stock discount	–	–	(440,019)	–	(440,019)

Accretion of redeemable preferred stock dividend	–	–	(259,876)	–	(259,876)

Net loss				(1,902,239)	(1,902,239)

Balance at December 31, 2011	104,349,507	$104,350	$124,483,163	$(118,344,196)	$6,243,317

See accompanying notes to the consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2012	104,349,507	$104,350	$124,483,163	$(118,344,196)	$6,243,317

Shares issued to directors and management at approximately $0.16 per share	638,104	637	101,363	–	102,000

Stock-based compensation expense related to employee stock options	–	–	99,643	–	99,643

Shares issued to preferred share holders for warrants exercised at $0.13 per share	3,115,390	3,116	401,884	–	405,000

Accretion of redeemable preferred stock discount	–	–	(625,574)	–	(625,574)

Accretion of redeemable preferred stock dividends	–	–	(272,064)	–	(272,064)

Net income				390,080	390,080

Balance at December 31, 2012	108,103,001	$108,103	$124,188,415	$(117,954,116)	$6,342,402

See accompanying notes to the consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Cash Flows from Operating Activities:

Net income (loss)	$390,080	$(1,902,239)

Adjustments to reconcile net income (loss) from operations to cash used in operating activities:
Amortization of debt discounts and financing costs	–	191,357
Gain on sale of product line	(15,408)	(829,296)
Gain on derivative liability	–	(172,476)
Impairment of goodwill	–	3,100,000
Gain on disposal of property and equipment	–	(2,165)
Provision for lease loss	132,174	59,937
Stock based compensation expense	201,643	168,887
Depreciation of property and equipment	19,150	26,896
Amortization of intangible assets	241,680	241,680
Provision for doubtful accounts	7,637	(51,070)

Increase / decrease in:
Accounts receivable	(1,727,733)	(455,756)
Inventories	(332,702)	156,488
Prepaid expenses	(32,214)	5,662
Accounts payable	718,644	(1,154,564)
Accrued liabilities and expense	33,665	225,320
Deferred revenue	62,027	4,264
Customer deposits	97,399	(78,406)
Deferred lease liability	14,973	35,834
Net Cash Used In Operating Activities	(188,985)	(429,647)

Cash Flows From Investing Activities:
Purchase of property and equipment	(43,095)	–
Proceeds from disposal of property and equipment	–	6,645
Withdrawal (deposit) of restricted cash	91,000	(91,000)
Proceeds from sale of product line	–	1,000,000
Net Cash Provided By Investing Activities	47,905	915,645

Cash Flows From Financing Activities:
Proceeds from issuance of note payable	–	700,000
Payments on notes payable	(61,253)	(84,800)
Payments on notes payable-related party	–	(25,114)
Proceeds from the issuance of redeemable preferred stock	–	1,355,000
Proceeds from exercise of warrants	405,000	–
Repayment of convertible debentures	–	(1,606,023)
Net Cash Provided By Financing Activities	343,747	339,063

Net Increase In Cash and Cash Equivalents	202,667	825,061
Cash and cash equivalents at the beginning of the year	961,091	136,030
Cash and cash equivalents at the end of the year	$1,163,758	$961,091

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the year for interest	$18,320	$181,262
Cash paid during the year for income taxes	28,729	–
Non-cash transactions:
Issuance of note payable in conjunction with warrant cancellation	–	50,000
Beneficial conversion feature of redeemable convertible preferred stock	–	427,895
Value of warrants issued with redeemable convertible preferred stock	–	427,895
Accretion of discount on redeemable preferred stock	625,574	440,019
Accretion of dividends on redeemable preferred stock	272,064	259,876
Retirement of derivative liability related to warrant obligation	–	1,729,299
Conversion of preferred stock to common stock	–	375,000

See accompanying notes to consolidated financial statements

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Telkonet, Inc., formed in 1999 and incorporated under the laws of the state of Utah, is made up of two synergistic business divisions, EcoSmart Energy Management Technology and EthoStream High Speed Internet Access (HSIA) Network. Prior to January 1, 2007, the Company was primarily engaged in the business of developing, producing and marketing proprietary equipment enabling the transmission of voice and data communications over a building’s internal electrical wiring.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company reported net income of $390,080 for the year ended December 31, 2012, but an operating cashflow deficit of $188,985, accumulated deficit of $117,954,116 and total current assets in excess of current liabilities of only $414,649 as of December 31, 2012.

Although we had net income in 2012, we continue to experience net deficits in cash flows from operations. For the year ended December 31, 2012, the net cash used in operating activities was $188,985.  Our ability to continue as a going concern is subject to our ability to generate a profit and positive operating cashflows and/or obtain necessary funding from outside sources, including by the sale of our securities or assets, or obtaining loans from financial institutions, where possible.  Although we are reporting income for the year ending December 31, 2012, we may experience net operating losses in the future and the uncertainty regarding contingent liabilities cast doubt on our ability to meet such goals and the Company cannot make any representations for fiscal 2013 and beyond. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company believes that anticipated cashflows from operations may be insufficient to satisfy its ongoing capital requirements for at least the next 12 months. If the Company’s financial resources from operations are insufficient, the Company will require additional funding in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

Management intends to review the options for raising capital including, but not limited to, through asset-based financing, private placements, and/or disposition of assets.  Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. There can be no assurance that the Company will be successful in obtaining additional funding.

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

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Restricted Cash on Deposit

During the third quarter of 2011, the Company was awarded a contract that contained a bonding requirement.  The Company satisfied this requirement with cash collateral supported by an irrevocable standby letter of credit in the amount of $91,000, which expired December 21, 2012. The amount is presented as restricted cash on deposit on the consolidated balance sheet for the year ended December 31, 2011.

Accounts Receivable

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessment of past due balances and economic conditions.  The Company writes off accounts receivable when they become uncollectible.  The allowance for doubtful accounts was $70,807 and $115,400 at December 31, 2012 and 2011, respectively. Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past due date.  The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period.  Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history.  Typically, accounts are only escalated to “uncollectible” status after multiple attempts have been made to communicate with the customer.

Property and Equipment

In accordance with ASC 360 Property Plant and Equipment, property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives range from 2 to 10 years.

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

Goodwill and Other Intangibles

In accordance with the accounting guidance on goodwill and other intangible assets, we perform an annual impairment test of goodwill and other tangible assets at our reporting unit level, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value. Amortization is recorded for other intangible assets with determinable lives using the straight line method over the 12 year estimated useful life. Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill. We utilize a discounted cash flow valuation methodology to determine the fair value of the reporting unit.  This approach is developed from management’s forecasted cash flow data. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired. If the carrying amount exceeds fair value, we calculate an impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill to the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss.

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

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Inventories

Inventories consist of routers, switches and access points for Ethostream’s internet access solution and thermostats, sensors and controllers for Telkonet’s EcoSmart product suite.  These inventories are purchased for resale and do not include manufacturing labor and overhead. Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method. The Company’s inventories are subject to technological obsolescence. Management evaluates the net realizable value of it’s inventories on a quarterly basis and records a provision for estimated losses based upon changes in demand and new product introductions.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”.  Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares outstanding of common stock.  Diluted income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the years ended December 31, 2012 and 2011, there were 10,512,394 and 14,786,853 shares of common stock underlying options and warrants excluded, respectively.

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

Multiple-Element Arrangements (“MEAs”): The Company accounts for large contracts that have both product and installation under the MEAs guidance in ASC 605. The Company believes the volume of these large contracts will continue to increase. Arrangements under such contracts may include multiple deliverables, a combination of equipment and services.  The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in our control.  Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price (“RSP”) of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists and on estimated selling price (“ESP”) if neither VSOE or TPE exist.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

—	VSOE – In most instances, products are sold separately in stand-alone arrangements. Services are also sold separately through renewals of contracts with varying periods. We determine VSOE based on its pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

—	TPE – If we cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, we use third-party evidence of selling price. We determine TPE based on sales of comparable amount of similar product or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

—	ESP – The estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis. When neither VSOE nor TPE exists for all elements, we determine ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on its pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

When MEAs include an element of customer training, it is not essential to the functionality, efficiency or effectiveness of the MEA. Therefore the Company has concluded that this obligation is inconsequential and perfunctory. As such, for MEAs that include training, customer acceptance is not deemed necessary in order to record the related revenue, but is recorded when the installation deliverable is fulfilled. Historically, training revenues have not been significant.

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

Sales Taxes

Unless provided with a resale or tax exemption certificate, the Company assesses and collects sales tax on sales transactions and records the amount as a liability. It is recognized as a liability until remitted to the applicable state. Total revenues do not include sales tax as we consider ourselves a pass through conduit for collecting and remitting sales taxes.

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the years ended December 31, 2012 and 2011, the Company experienced returns of approximately 1% to 4% of material’s included in the cost of sales. For the years ended December 31, 2012 and 2011, the Company recorded warranty liabilities in the amount of $69,743 and $104,423, respectively, using this experience factor range.

Product warranties for the years ended December 31 is as follows:

	2012	2011
Beginning balance	$104,423	$100,293
Warranty claims incurred	(66,278)	(101,505)
Provision charged to expense	31,598	105,635
Ending balance	$69,743	$104,423

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $6,778 and $9,577 in advertising costs during the years ended December 31, 2012 and 2011, respectively.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2012 and 2011 were $984,853 and $775,329, respectively.

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

Stock-based compensation expense in connection with options granted to employees for the twelve months ended December 31, 2012 and 2011 was $99,643 and $26,887, respectively.

Deferred Lease Liability

Rent expense is recorded on a straight-line basis over the term of the lease. Rent escalations and rent abatement periods during the term of the lease create a deferred lease liability which represents the excess of cumulative rent expense recorded to date over the actual rent paid to date.

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 square feet of commercial office space in Germantown, Maryland. Because we no longer have access to this subleased space, we have recorded a charge of $59,937 in accrued liabilities and expenses related to this abandonment during 2011. On June 27, 2012, the subtenant excercised the option to extend the expiration term of the sublease from January 31, 2013 to December 31, 2015 and we recorded an additional charge of $132,174. The remaining liability at December 31, 2012 and 2011 was $135,975 and $46,825, respectively.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current presentation.

NOTE B – NEW ACCOUNTING PRONOUNCEMENT

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test1 An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. An entity choosing to perform the qualitative assessment would need to identify and consider those events and circumstances that, individually or in the aggregate, most significantly affect an indefinite-lived intangible asset's fair value. The revised standard provides examples of events and circumstances that should be considered, including deterioration in the entity's operating environment, entity-specific events, such as a change in management, and overall financial performance, such as negative or declining cash flows. An entity also should consider any positive and mitigating events and circumstances, as well as whether there have been changes to the carrying amount of the indefinite-lived intangible asset. An entity can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible in any period. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after December 31, 2012.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at December 31, 2012 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,399,703)	$–	$1,500,297	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,399,703)	–	1,500,297
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Goodwill – SSI	5,874,016	–	(3,100,000)	2,774,016
Total Goodwill	14,670,446		(6,100,000)	8,570,446
Total	$17,570,446	$(1,399,703)	$(6,100,000)	$10,070,743

Total identifiable intangible assets acquired and their carrying values at December 31, 2011 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,158,023)	$–	$1,741,977	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,158,023)	–	1,741,977
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Goodwill – SSI	5,874,016	–	(3,100,000)	2,774,016
Total Goodwill	14,670,446		(6,100,000)	8,570,446
Total	$17,570,446	$(1,158,023)	$(6,100,000)	$10,312,423

Total amortization expense charged to operations for the years ended December 31, 2012 and 2011 was $241,680 per year.

Estimated future amortization expense as of December 31, 2012 is as follows:

Years Ended December 31,
2013	$241,680
2014	241,680
2015	241,680
2016	241,680
2017	241,680
2018 and after	291,897
Total	$1,500,297

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $14,670,446 as a result of the acquisitions of EthoStream and SSI during the year ended December 31, 2007.   The Company evaluates goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. We utilize a discounted cash flow valuation methodology (income approach) to determine the fair value of the reporting unit. At December 31, 2011, the Company determined that a portion of the value Smart Systems International’s goodwill was impaired based upon management’s assessment of operating results and forecasted discounted cash flow and wrote off $3,100,000 in connection with the impairment.  Since acquisition, the Company has written off $3,000,000 and $3,100,000 of goodwill for Ethostream and Smart Systems International, respectively.

Significant assumptions used in our goodwill impairment test at December 31, 2012 and 2011 included:  expected revenue growth rates, operating unit profit margins, working capital levels, discount rates of 12.9% and 17.5% for Ethostream and SSI, respectively and a terminal value multiple. The expected future revenue growth rates and the expected operating unit profit margins were determined after considering our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance. The test resulted in no impairment for the year ended December 31, 2012.

The carrying value of our goodwill could change if the Company is unable to achieve operating results at the levels that have been forecasted, or if there is a permanent, negative change in the market demand for the services offered by the Company. These changes could result in an impairment of the existing goodwill balance that could require an additional material non-cash charge to our results of operations.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of December 31, 2012 and 2011 are as follows:

	2012	2011
Accounts receivable	$3,096,914	1,421,411
Allowance for doubtful accounts	(70,807)	(115,400)
Accounts receivable, net	$3,026,107	$1,306,011

NOTE E – INVENTORIES

Components of inventories as of December 31, 2012 and 2011 are as follows:

	2012	2011
Merchandise purchased for resale	$768,812	$387,210
Reserve for obsolescence	(113,900)	(65,000)
Inventory, net	$654,912	$322,210

NOTE F – PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2012 and 2011 consists of the following:

	2012	2011

Telecommunications and related equipment	$117,637	$117,637
Development test equipment	113,787	100,837
Computer software	189,033	160,894
Leasehold improvements	2,675	2,675
Office equipment	351,302	349,297
Office fixtures and furniture	237,811	237,811
Total	1,012,245	969,151
Accumulated depreciation	(976,347)	(957,198)
Total property and equipment	$35,898	$11,953

Depreciation expense included as a charge to income was $19,150 and $26,896 for December 31, 2012 and 2011 respectively.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE G – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at December 31, 2012 and 2011 are as follows:

	2012	2011

Accrued liabilities and expenses	$717,731	$684,823
Accrued payroll and payroll taxes	345,384	285,048
Accrued sales taxes, penalties, and interest	1,188,136	1,068,314
Accrued interest	21,053	33,600
Product warranties	69,743	104,423
Total accrued liabilities and expense	$2,342,047	$2,176,208

NOTE H – LONG TERM DEBT

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which require, among other things, that the Company shall keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. Under the terms of the Loan Agreement, for each new full time position not kept, created or maintained, the Company would be required to pay a penalty consisting of an incremental increase in the interest rate not to exceed 4%. In May of 2012, the Company notified the Department that due to the economic climate, it is unlikely that the 35 new full time position covenant will be met by December 31, 2012. On June 18, 2012, the Department agreed to waive all penalties associated with the covenant and keep the loan interest rate fixed at 2% for future periods. The outstanding borrowings under the agreement as of December 31, 2012 and 2011 were $203,947 and $252,454, respectively.

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and is due on March 31, 2014. Note #1 may be prepaid in whole or in part, without penalty at any time. Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Amounts earned under the earn-out provisions shall be applied against Note #1 on June 30, 2012 and June 30, 2013. As of June 30, 2012, the non cash reduction of principal calculated under these provisions and applied to the note was $15,408.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. As of December 31, 2012, the non cash reduction of principal calculated under these provisions and classified as notes payable-current is $25,126. The outstanding principal balance of this note as of December 31, 2012 and 2011 was $684,592 and $700,000, respectively.

Promissory Note #2

From the sale of its Series 5 PLC product line assets, the Company used the proceeds received to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel the related warrants covering 11.7 million shares of the Company’s common stock.  In exchange for the early retirement of debt and cancellation of warrants, the Company provided the third party with an unsecured one-year promissory note (“Note #2”) for $50,000 with interest at 5.25%. The outstanding principal balance as of December 31, 2011 was $12,746 and the note was paid in full during March 2012.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Aggregate annual future maturities of long-term debt as of December 31, 2012 are as follows:

Years ended December 31,	Amount
2013	$74,611
2014	709,950
2015	51,503
2016	52,475
888,539
Less: Current portion	(74,611)
Notes payable long term	$813,928

NOTE I – REDEEMABLE PREFERRED STOCK

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

A portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $287,106 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $70,922 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model were as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) estimated fair value of Telkonet common stock of $0.24 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $358,028, were recorded as a discount and deducted from the face value of the preferred stock. The discount is being amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

The charge to additional paid in capital for amortization of Series A discount and costs for the years ended December 31, 2012 and 2011 was $74,614 and $71,604, respectively.

For the years ended December 31, 2012 and 2011, we have accrued dividends for Series A in the amount of $74,228 and $80,916, respectively and as of December 31, 2012 and 2011, there are cumulative accrued dividends of $251,076 and $176,848, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

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

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

On April 8, 2011, the Company sold 271 additional shares of Series B with attached warrants to purchase an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,355,000 from the sale of the Series B shares.  Since the Series B shares may ultimately be redeemable at the option of the holder, the carrying value of the Series B shares, net of discount and accumulated dividends, has been classified as redeemable preferred stock on the consolidated balance sheet.

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

The charge to additional paid in capital for amortization of Series B discount and costs for the years ended December 31, 2012 and 2011 was $550,960 and $368,415, respectively.

For the years ended December 31, 2012 and 2011, we have accrued dividends for Series B in the amount of $197,836 and $178,960, respectively, and as of December 31, 2012 and 2011 there are cumulative accrued dividends of $419,833 and $221,997, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $2,884,833 and $2,686,997, second, Series A with a preference value of $1,176,076 and $1,101,848, as of December 31, 2012 and 2011, respectively. Both series of preferred stock are equal in their dividend preference over common stock.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE J – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. As of December 31, 2012 and 2011 the Company has 215 and 538 shares of preferred stock designated and 185 and 493 shares issued and outstanding, designated Series A and B preferred stock, respectively.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2012 and 2011 the Company has 108,103,001 and 104,349,507 common shares issued and outstanding, respectively.

During the year ended December 31, 2012, the Company issued 638,104 shares of common stock to directors and management for services performed through December 31, 2012.  These shares were valued at $102,000, which approximated the fair value of the shares when they were issued.

During the year ended December 31, 2012, 3,115,390 of Series B preferred stock warrants were exercised to an equal number of common shares at an exercise price of $0.13 per share. Proceeds received from these exercised warrants were $405,000.

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

NOTE K – STOCK OPTIONS AND WARRANTS

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

The Company considers employee stock options a component of the compensation package necessary to attract, retain and motivate key employees. The value of these options is dependent upon an increase in the Company’s stock price relative to the exercise price, which is determined on the date of grant. Due to declines in the Company’s stock price, the exercise prices of the options held by Messrs. Tienor, Sobieski and Koch exceeded the Company’s recent stock price to the extent that the Compensation Committee became concerned that their original incentive value had been substantially depleted. In order to restore the incentive value of the stock options held by these key executives, the Compensation Committee determined that it was in the best interests of the Company to modify Messrs. Tienor, Sobieski and Koch’s stock options based on the Company’s stock closing price on December 30, 2011.  The exercise price for Mr. Tienor was modified from $1.80 to $.14.  The exercise prices for Messrs. Sobieski and Koch were modified from $1.00 to $.14 per share.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	175,000	4.82	$0.14	175,000	$0.14
$0.16 - $0.99	915,642	9.42	0.19	630,642	0.19
$1.00 - $5.99	190,000	2.77	3.14	190,000	3.14
	1,280,642	7.80	$0.62	995,642	$0.74

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2011	2,548,800	$1.57
Granted	–	–
Exercised	–	–
Cancelled or expired	(1,863,800)	1.10
Outstanding at December 31, 2011	685,000	1.45
Granted	915,642	0.19
Exercised	–	–
Cancelled or expired	(320,000)	1.16
Outstanding at December 31, 2012	1,280,642	0.62

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

The following table summarizes the assumptions used to estimate the fair value of options granted during the year ended December 2012, using the Black-Scholes option-pricing model:

2012
Expected life of option (years)	5-10
Risk-free interest rate	1.64-2.22%
Assumed volatility	95-105%
Expected dividend rate	0
Expected forfeiture rate	17%

The total estimated fair value of the options granted during the year ended December 31, 2012 was $152,667. The total fair value of underlying shares related to options that vested during the years ended December 31, 2012 and 2011 was $85,041 and $26,887, respectively. Future compensation expense related to non-vested options is $38,446 as of December 31, 2012. The aggregate intrinsic value of the vested options was zero as of December 31, 2012 and 2011.

Total stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2012 and 2011 was $99,643 and $51,887, respectively.

Non-Employee Stock Options

Transactions involving options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2011	425,000	$1.00
Granted	–	–
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2011	425,000	$1.00
Granted	–	–
Exercised	–	–
Canceled or expired	(425,000)	1.00
Outstanding at December 31, 2012	–	$–

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

There were no non-employee stock options vested during the years ended December 31, 2012 and 2011.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible preferred stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	7,439,240	3.12	$0.13	7,439,240	$0.13
0.33	1,628,800	1.88	0.33	1,628,800	0.33
0.60	800,000	0.34	0.60	800,000	0.60
3.00	962,376	1.50	3.00	962,376	3.00
	10,830,416	2.58	$0.45	10,830,416	$0.45

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2011	22,104,742	$0.51
Issued	5,546,872	0.20
Exercised	-	-
Canceled or expired	(12,729,694)	0.34
Outstanding at December 31, 2011	14,921,920	$0.50
Issued	-	-
Exercised	(3,115,390)	0.13
Canceled or expired	(976,114)	2.20
Outstanding at December 31, 2012	10,830,416	$0.45

The Company issued 5,211,542 warrants to Series B preferred stockholders, 208,462 to an investment firm as partial compensation for services performed in connection with the private placement of the Company’s Series B Convertible Stock and 126,868 to former Convertible Senior Note holders during the year ended December 31, 2011.  During the third quarter of 2012, 3,115,390 Series B warrants were exercised at an exercise price of $0.13 per share. The Company did not issue any compensatory warrants during the years ended December 31, 2012.

The purchase price of the warrants issued to Convertible Senior Note holders was adjusted from $3.41 to $3.00 per share and approximately 125,274 additional warrants were issued during the year ended December 31, 2011 in accordance with the anti-dilution protection provision of the Convertible Senior Notes Payable Agreement (the “Agreement”) dated October 27, 2005, upon the occurrence of certain events as defined in the Agreement.

In March 2011, the Company received proceeds of $1,000,000 from the sale of a product line and related assets. In connection with the sale, the Company was lent an additional $700,000. The Company used these proceeds to retire substantially all of its obligations under its $1.6 million senior convertible debenture due May 29, 2011 and to cancel 11,730,769 of related warrants.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE L – RELATED PARTY TRANSACTIONS

From time to time the Company may receive advances from certain of its officers in the form of salary deferment and cash advances, to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  As of December 31, 2012 and 2011 there were no such arrangements.

Additionally, Mr. Davis, current board member, received 177,083 shares of common stock during the year ended December 31, 2011 in payment for $25,000 of consulting fees incurred, and accrued for by the Company, prior to Mr. Davis’ election to the board of directors.

NOTE M – INCOME TAXES

The Company follows ASC 740-10 “Income Taxes” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

A reconciliation of tax expense computed at the statutory federal tax rate on income (loss) from operations before income taxes to the actual income tax (benefit) / expense is as follows:

	2012	2011
Tax provision (benefits) computed at the statutory rate	$121,995	$(626,361)
State taxes, net of Federal benefit	9,330	(101,323)
Book expenses not deductible for tax purposes	12,968	14,070
Other	990	(46,061)
	145,283	(759,675)
Change in valuation allowance for deferred tax assets	(176,554)	819,675
Income tax (benefit) provision	$(31,271)	$60,000

During 2012, approximately $29,000,000 of state net operating loss carryforwards expired and the Company lowered it’s effective state tax rate. The aggregate effect of these items resulted in a reduction to the allowance of approximately $3,395,000.

Deferred income taxes include the net tax effects of net operating loss (“NOL”) carry forwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2012	2011
Deferred Tax Assets:
Net operating loss carry forwards	$33,384,938	$36,302,104
Intangibles	259,953	776,291
Credits	–	20,000
Other	1,207,240	1,355,849
Total deferred tax assets	34,852,131	38,454,244

Deferred Tax Liabilities:
Intangibles	–	–
Other	–	(30,442)
Total deferred tax liabilities	–	(30,442)
Valuation allowance	(34,852,131)	(38,423,802)
Net deferred tax assets	$–	$–

The Company has provided a valuation reserve against the full amount of the net deferred tax assets, because in the opinion of management, it is more likely than not that these tax assets will not be realized.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

At December 31, 2012 the Company had net operating loss (“NOL”) carryforwards of approximately $86,000,000 for both Federal and state income tax purposes which will expire at various dates from 2020 – 2032.

The Company’s NOL carryforwards may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2005 and in prior years, the Company may have experienced such ownership changes that could have imposed such limitations.

The limitation imposed by Section 382 would place an annual limitation on the amount of NOL carryovers that can be utilized. When the Company completes the necessary studies, the amount of NOL carryovers available may be reduced significantly. However, since the valuation allowance fully reserves for all available carryovers, the effect of the reduction would be offset by a reduction in the valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007 and various states before 2007. Although these years are no longer subject to examination by the Internal Revenue Service (IRS) and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they have been or will be used in a future period.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position at December 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2012. The Company’s utilization of any net operating loss carryforwards may be unlikely due to its continuing losses.

NOTE N – COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

The Company presently leases approximately 14,000 square feet of office space in Milwaukee, Wisconsin for its corporate headquarters.  The Milwaukee lease expires in March 2020.

The Company presently leases 16,416 square feet of commercial office space in Germantown, Maryland.  The lease commitments expire in December 2015.  On July 15, 2011, Telkonet executed a sublease agreement for 11,626 square feet of the office space in Germantown, Maryland.  The subtenant received one month rent abatement and had the option to extend the sublease from January 31, 2013 to December 31, 2015. On June 27, 2012 the subtenant exercised the option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015.

Commitments for minimum rentals under non cancelable leases at December 31, 2012 are as follows:

2013	$402,951
2014	414,267
2015	426,399
2016	169,155
2017	174,099
2018 and thereafter	410,184
Total	$1,997,055

Expected rent payments to be received under sublease agreement at December 31, 2012 are as follows:

2013	$130,942
2014	134,872
2015	138,919
Total	$404,733

Rental expenses charged to operations for the years ended December 31, 2012 and 2011 are $537,107 and $609,265, respectively. Rental income received for the year ended December 31, 2012 and 2011 was $127,126 and $41,852, respectively.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

Jason L. Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement with us dated May 1, 2012.  Mr. Tienor’s employment agreement has a term of two (2) years, which may be extended by mutual agreement of the parties thereto, and provides, among other things, for an annual base salary of $200,000 per year and bonuses and benefits based on our internal policies and participation in our incentive and benefit plans.

Jeffrey J. Sobieski, Chief Operating Officer, is employed pursuant to an employment agreement with us dated May 1, 2012.  Mr. Sobieski’s employment agreement has a term of two (2) years, which may be extended by mutual agreement of the parties thereto, and provides for a base salary of $190,000 per year and bonuses and benefits based upon our internal policies and participation in our incentive and benefit plans.

Richard E. Mushrush, Chief Financial Officer, is employed pursuant to an employment agreement, dated May 1, 2012. Mr. Mushrush’s employment agreement is for a term expiring on May 1, 2013, is renewable at the agreement of the parties and provides for a base salary of at least $110,000 per year.

Gerrit J. Reinders, Executive Vice President-Global Sales and Marketing, is employed pursuant to an employment agreement, dated May 1, 2012. Mr. Reinder’s employment agreement is for a term expiring on May 1, 2013, is renewable at the agreement of the parties and provides for a base salary of at least $150,000 per year.

Matthew P. Koch, Chief Operating Officer, is employed pursuant to an employment agreement, dated May 1, 2012. Mr. Koch’s employment agreement is for a term expiring on May 1, 2013, is renewable at the agreement of the parties and provides for a base salary of at least $130,000 per year.

In addition to the foregoing, stock options are periodically granted to employees under the Company’s 2010 equity incentive Plan at the discretion of the Compensation Committee of the Board of Directors. Executives of the Company are eligible to receive stock option grants, based upon individual performance and the performance of the Company as a whole.

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

The parties in the lawsuit agreed to and the Court ordered a stay of the litigation pending the conclusion of a reexamination proceeding in the U.S. Patent and Trademark Office relating to the patent involved in the lawsuit.  The case was reopened in early 2012 based on the expectation that a reexamination certificate would be issued by the Patent Office. The reexamination certificate has been issued. After the case resumed, the parties agreed to a “transfer” of the case from the Eastern District of Texas to the Central District of California. To accomplish the “transfer,” with the agreement of the parties, the Texas case was dismissed and a new action was filed in California on April 5, 2012. (Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc., et al, U.S. District Court, for the Central District of California, Southern Division, No. SACV 12-522-JST). The parties have answered the complaint filed in the new action and the court has set the litigation calendar with trial set for June 2014. Management is unable to predict the ultimate resolution of this matter.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Stephen L. Sadle v. Telkonet, Inc

On 5, 2011, a former executive, Stephen L. Sadle, served Telkonet, Inc. and Telkonet Communications, Inc. ("Telkonet") with a Complaint in the Circuit Court for Montgomery County, MD alleging (1) Breach of Contract, (2) Promissory Estoppel/Detrimental Reliance and (3) violation of Maryland's Wage Payment and Collection Act. The three claims in his Complaint each arose out of his departure in 2007. In terms of relief, Mr. Sadle sought "severance compensation" in the amount of $195,000, treble damages, interest, and attorneys’ fees. This lawsuit was resolved as part of a voluntary settlement prior to the scheduled jury trial beginning on May 14, 2012. On July 26, 2012, the Parties filed a Joint Stipulation of Dismissal with prejudice.

In the case of Stephen L. Sadle v Telkonet, Inc., the parties executed a settlement agreement and general release on July 2, 2012 for $100,000.  Terms of the agreement called for Telkonet to make an initial payment of $30,000 on June 1, 2012 and Telkonet made an additional scheduled payment on September 1, 2012.  The remaining balance was paid in three equal installments by March 1, 2013.

Indemnification Agreements

On March 31, 2010, the Company entered into Indemnification Agreements with director William H. Davis, and executives Jason L. Tienor, President and Chief Executive Officer and Jeffrey J. Sobieski, then Chief Operating Officer. On November 3, 2010, the Company entered into an Indemnification Agreement with Richard E. Mushrush, then Acting Chief Financial Officer.

The Indemnification Agreements provide that the Company will indemnify the Company's officers and directors, to the fullest extent permitted by law, relating to, resulting from or arising out of any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation by reason of the fact that such officer or director (i) is or was a director, officer, employee or agent of the Company or (ii) is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. In addition, the Indemnification Agreements provide that the Company will make an advance payment of expenses to any officer or director who has entered into an Indemnification Agreement, in order to cover a claim relating to any fact or occurrence arising from or relating to events or occurrences specified in this paragraph, subject to receipt of an undertaking by or on behalf of such officer or director to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Company as authorized under the Indemnification Agreement.

Sales Taxes

The Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure.  Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $1,200,000 accrued for such exposure as of December 31, 2012. The Company continues to manage the liability by establishing VDAs with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $620,000 , not including any applicable interest and penalties.

During 2012, the Company successfully executed and paid in full VDAs in five states totaling approximately $23,000 and is current with the subsequent filing requirements. It has submitted VDAs with an additional twenty-seven states and awaits notification of acceptance. Two states offer no voluntarily disclosure program. The Company also confirmed that one customer had self assessed, further reducing our liability and expense associated with that liability by approximately $151,000.

The following table sets forth the change in the sales tax accrual during the years ended December 31:

	2012	2011

Balance, Beginning of year	$1,068,314	$776,671
Collections	277,374	162,975
Provisions	(119,255)	75,979
Interest and penalties	32,696	89,020
Payments	(70,996)	(36,331)
Balance, End of year	$1,188,133	$1,068,314

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE O – BUSINESS CONCENTRATION

For the years ended December 31, 2012 and 2011, no single customer represented 10% or more of our total net revenues.

Purchases from two suppliers approximated $2,600,000, or 73%, of total purchases for the year ended December 31, 2012 and approximately $1,700,000, or 68%, of total purchases for the year ended December 31, 2011. Total due to these suppliers, net of deposits, was $384,099 and $0 as of December 31, 2012 and 2011, respectively.

NOTE P – FAIR VALUE MEASUREMENTS

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 assets (Goodwill-SSI) measured on a non-recurring basis for the year ended December 31, 2011(none during 2012):

Balance at beginning of year	$5,874,016
Impairment of carried value	(3,100,000)
Balance at end of period	$2,774,016

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the year ended December 31, 2011 (none during 2012):

December 31, 2011
Balance at beginning of year	$1,901,775
Repayment of debt, cancellation of warrants and related derivative liability	(1,158,730)
Change in fair value of derivative liability	(172,476)
Retirement of derivative liability related to warrant obligation	(570,569)
Balance at end of year	$–

NOTE Q – SUBSEQUENT EVENT

During 2012, the Company was awarded a contract with a bonding requirement.  The Company satisfied the requirement in the first quarter of 2013 with an irrevocable standby letter of credit collateralized by cash in the amount of $382,000. The letter of credit expires September 30, 2013.

