Form 10-Q
period 2013-03-31
TELKONET INC
filed 2013-05-15
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 108,103,001 shares of Common Stock ($.001 par value) as of May 2, 2013.

TELKONET, INC.

FORM 10-Q for the Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,225,866	$1,163,758
Restricted cash on deposit	382,000	–
Accounts receivable, net	1,697,611	3,026,107
Inventories	1,043,699	654,912
Prepaid expenses	120,944	189,879
Total current assets	4,470,120	5,034,656

Property and equipment, net	46,925	35,898

Other assets:
Goodwill	8,570,446	8,570,446
Intangible assets, net	1,439,877	1,500,297
Deposits	34,238	34,238
Total other assets	10,044,561	10,104,981

Total Assets	$14,561,606	$15,175,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,784,768	$1,967,030
Notes payable – current	280,984	74,611
Accrued liabilities and expenses	2,224,586	2,342,047
Deferred revenues	233,891	117,556
Customer deposits	110,438	118,763
Total current liabilities	4,634,667	4,620,007

Long-term liabilities:
Deferred lease liability	133,495	133,609
Notes payable – long term	595,276	813,928
Total long-term liabilities	728,771	947,537

Redeemable preferred stock: 15,000,000 shares authorized, par value $.001 per share
Series A; 215 shares issued, 185 shares outstanding at March 31, 2013 and December 31, 2012, respectively, preference in liquidation of $1,194,329 and $1,176,076 as of March 31, 2013 and December 31, 2012, respectively	1,077,598	1,041,837
Series B; 538 shares issued, 493 shares outstanding at March 31, 2013 and December 31, 2012, respectively, preference in liquidation of $2,933,481 and $2,884,833 as of March 31, 2013 and December 31, 2012, respectively	2,360,888	2,223,752
Total redeemable preferred stock	3,438,486	3,265,589

Commitments and contingencies	–	–

Stockholders’ Equity
Common stock, par value $.001 per share; 190,000,000 shares authorized; 108,103,001 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	108,103	108,103
Additional paid-in-capital	124,017,541	124,188,415
Accumulated deficit	(118,365,962)	(117,954,116)
Total stockholders’ equity	5,759,682	6,342,402

Total Liabilities and Stockholders’ Equity	$14,561,606	$15,175,535

See accompanying notes to the condensed consolidated financial statements

   TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended March 31,
	2013	2012
Revenues, net:
Product	$2,165,500	$917,929
Recurring	962,134	1,010,672
Total Net Revenues	3,127,634	1,928,601

Cost of Sales:
Product	1,429,546	600,809
Recurring	266,163	289,909
Total Cost of Sales	1,695,709	890,718

Gross Profit	1,431,925	1,037,883

Operating Expenses:
Research and development	302,142	230,564
Selling, general and administrative	1,460,593	1,431,781
Depreciation and amortization	64,118	72,598
Total Operating Expense	1,826,853	1,734,943

Loss from Operations	(394,928)	(697,060)

Other Income (Expenses):
Interest expense, net	(16,638)	(31,764)
Total Other Income (Expense)	(16,638)	(31,764)

Loss Before Provision for Income Taxes	(411,566)	(728,824)

Provision for Income Taxes	280	–

Net Loss	(411,846)	(728,824)

Accretion of preferred dividends and discount	(172,897)	(190,753)
Net loss attributable to common stockholders	$(584,743)	$(919,577)

Net income (loss) per common share:
Income (loss) per common share – basic	$0.00	$(0.01)
Income (loss) per common share – diluted	$0.00	$(0.01)

Weighted Average Common Shares Outstanding – basic	108,103,001	104,351,326
Weighted Average Common Shares Outstanding – diluted	109,522,960	106,457,737

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS FROM JANUARY 1, 2013 THROUGH MARCH 31, 2013

	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2013	108,103,001	$108,103	$124,188,415	$(117,954,116)	$6,342,402

Stock-based compensation expense related to employee stock options	–	–	2,023	–	2,023

Accretion of redeemable preferred stock discount	–	–	(105,996)	–	(105,996)

Accretion of redeemable preferred stock dividends	–	–	(66,901)	–	(66,901)

Net loss				(411,846)	(411,846)

Balance at March 31, 2013	108,103,001	$108,103	$124,017,541	$(118,365,962)	$5,759,682

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(411,846)	$(728,824)

Adjustments to reconcile net income (loss) from operations to cash (used in) provided by operating activities:
Stock based compensation expense	2,023	36,165
Depreciation	3,698	12,178
Amortization	60,420	60,420
Provision for doubtful accounts	(927)	796

Increase / decrease in:
Accounts receivable	1,329,423	462,401
Inventories	(388,787)	(553,801)
Prepaid expenses	68,935	112,301
Accounts payable	(182,262)	95,422
Accrued liabilities & expenses	(117,461)	93,872
Deferred revenue	116,335	(17,506)
Customer deposits	(8,325)	25,777
Deferred lease liability	(114)	6,224
Net Cash Provided by (Used In) Operating Activities	471,112	(394,575)

Cash Flows From Investing Activities:
Purchase of property and equipment	(14,725)	(3,995)
Deposit of restricted cash	(382,000)	–
Net Cash Used In Investing Activities	(396,725)	(3,995)

Cash Flows From Financing Activities:
Payments on note payable	(12,279)	(24,783)
Net Cash Used In Financing Activities	(12,279)	(24,783)

Net increase (decrease) in cash and cash equivalents	62,108	(423,353)
Cash and cash equivalents at the beginning of the period	1,163,758	961,091
Cash and cash equivalents at the end of the period	$1,225,866	$537,738

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest expense	$1,365	$1,745
Non-cash transactions:
Accretion of discount on redeemable preferred stock	$105,996	$123,111
Accretion of dividends on redeemable preferred stock	66,901	67,642

See accompanying notes to the condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2012 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company reported a net loss of $411,846 for the period ended March 31, 2013, and has an accumulated deficit of $118,365,962 and total current liabilities in excess of current assets of $164,547 as of March 31, 2013.

Although we had net income in 2012 and positive cash flows from operations for the period ended March 31, 2013, these results have not been achieved on a consistent basis. Our ability to continue as a going concern is subject to our ability to consistently generate a profit and positive operating cashflows and/or obtain necessary funding from outside sources, including by the sale of our securities or assets, or obtaining loans from financial institutions, where possible.  We may also experience net operating losses in the future and the uncertainty regarding contingent liabilities cast doubt on our ability to satisfy such liabilities and the Company cannot make any representations for fiscal 2013 and beyond. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company believes that anticipated cashflows from operations may be insufficient to satisfy its ongoing capital requirements for at least the next 12 months.  If the Company’s financial resources from operations are insufficient, the Company will require additional funding in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing, if it is required, will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Restricted Cash on Deposit

During 2012, the Company was awarded a contract with a bonding requirement.  The Company satisfied this requirement during the period ended March 31, 2013, with cash collateral supported by an irrevocable standby letter of credit in the amount of $382,000 which expires September 30, 2013.  The amount is presented as restricted cash on deposit on the condensed consolidated balance sheets.

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

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10 “Impairment and Disposal of Long-Lived Assets”. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected future cash flows arising from the asset determined by management to be commensurate with the risk inherent to our current business model.

Income (Loss) per Common Share

The Company computes income (loss) per share under ASC 260-10, “Earnings Per Share”.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding of common stock.  Diluted income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the periods ended March 31, 2013 and 2012, there were 10,229,208 and 12,580,600 shares of common stock underlying options and warrants excluded, respectively.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

The Company adopted ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, accounting in interim periods and disclosure and transition related to the uncertainty in these income tax positions.

Revenue Recognition

For revenue from product sales, we recognize revenue in accordance with ASC 605-10, “Revenue Recognition” and ASC Topic 13 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the period ended March 31, 2013 and the year ended December 31, 2012, the Company experienced returns of approximately 1% to 4% of material’s included in the cost of sales. For the period ended March 31, 2013 and the year ended December 31, 2012, the Company recorded warranty liabilities in the amount of $67,443 and $69,743, respectively, using this experience factor range.

Product warranties for the periods ended March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Beginning balance	$69,743	$104,423
Warranty claims incurred	(352)	(66,278)
Provision charged to expense	(1,948)	31,598
Ending balance	$67,443	$69,743

Stock-Based Compensation

We account for our stock based awards in accordance with ASC 718-10, “Compensation”, which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards. We estimate the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will hold vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that may be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our condensed consolidated statements of operations.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2013 and prior years, expected stock price volatility is based on the historical volatility of the Company’s stock for the related vesting periods.

Stock-based compensation expense in connection with options granted to employees for the three months ended March 31, 2013 and 2012 was $2,023 and $6,165, respectively.

Deferred Lease Liability

Rent expense is recorded on a straight-line basis over the term of the lease. Rent escalations and rent abatement periods during the term of the lease create a deferred lease liability which represents the excess of cumulative rent expense recorded to date over the actual rent paid to date.

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 square feet of commercial office space in Germantown, Maryland. Because we no longer have access to this subleased space, we recorded a charge of $59,937 in accrued liabilities and expenses related to this abandonment during 2011. On June 27, 2012 the subtenant exercised the option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015 and we recorded an additional charge of $132,174. The remaining liability at March 31, 2013 was $124,572.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

None.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at March 31, 2013 are:

	Cost	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,460,123)	$1,439,877	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,460,123)	1,439,877
Goodwill – EthoStream	5,796,430	–	5,796,430
Goodwill – SSI	2,774,016	–	2,774,016
Total Goodwill	8,570,446	–	8,570,446
Total	$11,470,446	$(1,460,123)	$10,010,323

Total identifiable intangible assets acquired and their carrying values at December 31, 2012 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,399,703)	$–	$1,500,297	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,399,703)	–	1,500,297
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Goodwill – SSI	5,874,016	–	(3,100,000)	2,774,016
Total Goodwill	14,670,446		(6,100,000)	8,570,446
Total	$17,570,446	$(1,399,703)	$(6,100,000)	$10,070,743

Total amortization expense charged to operations for each of the three months ended March 31, 2013 and 2012 was $60,420.

Estimated amortization expense as of March 31, 2013 is as follows:

Remainder of 2013	$181,260
2014	241,680
2015	241,680
2016	241,680
2017	241,680
2018 and after	291,897
Total	$1,439,877

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Accounts receivable	$1,724,062	$3,096,914
Allowance for doubtful accounts	(26,451)	(70,807)
Accounts receivable, net	$1,697,611	$3,026,107

NOTE E – INVENTORIES

Components of inventories as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Merchandise purchased for resale	$1,162,999	$768,812
Reserve for obsolescence	(119,300)	(113,900)
Inventory, net	$1,043,699	$654,912

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Accrued liabilities and expenses	$611,319	$717,731
Accrued payroll and payroll taxes	351,904	345,384
Accrued sales taxes, penalties, and interest	1,162,482	1,188,136
Accrued interest	31,438	21,053
Product warranties	67,443	69,743
Total	$2,224,586	$2,342,047

 NOTE G – LONG TERM DEBT

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which require, among other things, that the Company shall keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of March 31, 2013 and December 31, 2012 were $191,668 and $203,947, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (“Note #1”) due to purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014.   Note #1 may be prepaid in whole or in part, without penalty at any time. Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Amounts earned under the earn-out provisions shall be applied against Note #1 on June 30, 2012 and June 30, 2013. As of June 30, 2012, the non cash reduction of principal calculated under these provisions and applied to the note was $15,408.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note #1. Telkonet has agreed to commence a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate will remain unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding principal balance of Note #1 as of March 31, 2013 and December 31, 2012 was $684,592. The future maturities schedule below include the monthly payments required by the amended note.

Aggregate annual future maturities of long-term debt as of March 31, 2013 are as follows:

Years ended December 31,	Amount
2013 (remainder of)	$215,786
2014	265,985
2015	280,295
2016	114,194
876,260
Less: Current portion	(280,984)
Notes payable long term	$595,276

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

The charge to additional paid in capital for amortization of Series A discount and costs for the three months ended March 31, 2013 and 2012 was $17,508 and $17,901, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

For the three months ended March 31, 2013 and 2012, we have accrued dividends for Series A in the amount of $18,253 and $18,454, respectively, and cumulative accrued dividends of $269,329 and $195,302, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

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

A portion of the proceeds was allocated to the warrants based on their relative fair value, which totaled $394,350 using the Black-Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $394,350 to the Series B preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model were as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 1.76%, (4) expected life of approximately 4 years, and (5) estimated fair value of Telkonet common stock of $0.109 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $788,700, were recorded as a discount and deducted from the face value of the preferred stock. The discount is being amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

On April 8, 2011, the Company sold 271 additional shares of Series B with attached warrants to purchase an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share. The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,355,000 from the sale of the Series B shares.  Since the Series B shares may ultimately be redeemable at the option of the holder, the carrying value of the Series B shares, net of discount and accumulated dividends, has been classified as redeemable preferred stock on the condensed consolidated balance sheet.

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

The charge to additional paid in capital for amortization of Series B discount and costs for the three months ended March 31, 2013 and 2012 was $88,488 and $105,210, respectively.

For the three months ended March 31, 2013 and 2012, we have accrued dividends for Series B in the amount of $48,648 and $49,188, respectively, and cumulative accrued dividends of $468,481 and $271,185 as of March 31 2013 and 2012, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company.  Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $2,933,481 and second, Series A with a preference value of $1,194,329. Both series of preferred stock are equal in their dividend preference over common stock.

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. As of March 31, 2013 and December 31, 2012 the Company has 215 and 538 shares of preferred stock issued and 185 and 493 shares outstanding, designated Series A and B preferred stock, respectively.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of March 31, 2013 and December 31, 2012 the Company has 108,103,001 common shares issued and outstanding, respectively.

During the three months ended March 31, 2013, no shares of common stock were issued.

During the three months ended March 31, 2012, the Company issued 165,568 shares of common stock to directors and management for services performed through March 31, 2012.  These shares were valued at $30,000, which approximated the fair value of the shares when they were issued.

NOTE J – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company maintains one equity incentive plan. The plan was established in 2010 as an incentive plan for officers, employees, non employee directors, prospective employees and other key persons. It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a better alignment of their interests with those of the Company and its stockholders.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	175,000	4.57	$0.14	175,000	$0.14
$0.16 - $0.99	915,642	9.17	0.19	645,642	0.19
$1.00 - $5.99	190,000	2.53	3.14	190,000	3.14
	1,280,642	7.55	$0.62	1,010,642	$0.73

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2012	685,000	$1.45
Granted	915,642	0.19
Exercised	–	–
Cancelled or expired	(320,000)	1.16
Outstanding at December 31, 2012	1,280,642	$0.62
Granted	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at March 31, 2013	1,280,642	$0.62

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

There were no options granted and no options exercised during the three months ended March 31, 2013 and 2012.  Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 was $2,023 and $6,165 respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible preferred stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	7,439,240	2.87	$0.13	7,439,240	$0.13
0.33	1,628,800	1.64	0.33	1,628,800	0.33
0.60	800,000	0.10	0.60	800,000	0.60
3.00	770,485	1.60	3.00	770,485	3.00
	10,638,525	2.38	$0.40	10,638,525	$0.40

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2012	14,921,920	$0.50
Issued	–	–
Exercised	(3,115,390)	0.13
Canceled or expired	(976,114)	2.20
Outstanding at December 31, 2012	10,830,416	0.45
Issued	–	–
Exercised	–	–
Canceled or expired	(191,891)	3.00
Outstanding at March 31, 2013	10,638,525	$0.40

The Company did not issue any warrants during the three month periods ended March 31, 2013 and 2012.

NOTE K – RELATED PARTIES

From time to time the Company may receive advances from certain of its officers in the form of salary deferment and cash advances, to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  As of March 31, 2013 and 2012 there were no such arrangements.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Commitments for minimum rentals under non cancelable leases at March 31, 2013 are as follows:

2013 (remainder of)	$302,929
2014	414,267
2015	426,399
2016	169,155
2017	174,099
2018 and thereafter	410,184
Total	$1,897,033

Expected rent payments to be received under the sublease agreement at March 31, 2013 are as follows:

2013 (remainder of)	$98,611
2014	134,872
2015	138,919
Total	$372,402

Rental expenses charged to operations for the three months ended March 31, 2013 and 2012 were $129,320 and $133,040, respectively. Rental income received for the three months ended March 31, 2013 and 2012 was $32,332 and $31,389, respectively.

Employment Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

Jason L. Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement with us dated May 1, 2013.  Mr. Tienor’s employment agreement has a term of two (2) years, which may be extended by mutual agreement of the parties thereto, and provides, among other things, for an annual base salary of $206,000 per year and bonuses and benefits based on our internal policies and participation in our incentive and benefit plans.

Jeffrey J. Sobieski, Chief Operating Officer, is employed pursuant to an employment agreement with us dated May 1, 2013.  Mr. Sobieski’s employment agreement has a term of two (2) years, which may be extended by mutual agreement of the parties thereto, and provides for a base salary of $195,700 per year and bonuses and benefits based upon our internal policies and participation in our incentive and benefit plans.

Richard E. Mushrush, Chief Financial Officer, is employed pursuant to an employment agreement, dated May 1, 2013. Mr. Mushrush’s employment agreement is for a term expiring on May 1, 2014, is renewable at the agreement of the parties and provides for a base salary of at least $113,300 per year.

Gerrit J. Reinders, Executive Vice President-Global Sales and Marketing, is employed pursuant to an employment agreement, dated May 1, 2013. Mr. Reinder’s employment agreement is for a term expiring on May 1, 2014, is renewable at the agreement of the parties and provides for a base salary of at least $154,500 per year.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Matthew P. Koch, Chief Operating Officer, is employed pursuant to an employment agreement, dated May 1, 2013. Mr. Koch’s employment agreement is for a term expiring on May 1, 2014, is renewable at the agreement of the parties and provides for a base salary of at least $133,900 per year.

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

The parties in the lawsuit agreed to and the Court ordered a stay of the litigation pending the conclusion of a reexamination proceeding in the U.S. Patent and Trademark Office relating to the patent involved in the lawsuit.  The case was reopened in early 2012 based on the expectation that a reexamination certificate would be issued by the Patent Office. The reexamination certificate has been issued. After the case resumed, the parties agreed to a “transfer” of the case from the Eastern District of Texas to the Central District of California. To accomplish the “transfer,” with the agreement of the parties, the Texas case was dismissed and a new action was filed in California on April 5, 2012. (Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc., et al, U.S. District Court, for the Central District of California, Southern Division, No. SACV 12-522-JST). The parties have answered the complaint filed in the new action and the court has set the litigation calendar with trial set for June 2014. Management is presently unable to predict the ultimate resolution of this matter.

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

Sales Tax

The Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure.  Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $1,162,000 accrued as of March 31, 2013.  The Company continues to manage the liability by establishing voluntary disclosure agreements (“VDAs”) with applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $620,000, not including any applicable interest and penalties.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

During 2012, the Company successfully executed, and paid in full, VDAs in five states totaling approximately $23,000 and is current with the subsequent filing requirements. It has submitted VDAs with an additional twenty-seven states and awaits notification of acceptance. Two states offer no voluntarily disclosure program. The Company also confirmed that one customer had self assessed, further reducing our liability and expense associated with that liability by approximately $151,000.

During the period ended March 31, 2013, the Company successfully executed and paid in full three states totaling approximately $25,000. In addition, the Company executed VDAs with two other states and has established payment plan agreements with these states.

The following table sets forth the change in the sales tax accrual as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Balance, beginning of year	$1,188,133	$1,068,314
Collections	70,920	277,374
Provisions	(23,842)	(119,255)
Interest and penalties	5,000	32,696
Payments	(77,729)	(70,996)
Balance end of period	$1,162,482	$1,188,133

NOTE M – BUSINESS CONCENTRATION

For the three months ended March 31, 2013, the Company had one customer that represented 10% of net revenues. This customer had an accounts receivable balance of $158,171 as of March 31, 2013. For the three months ended March 31, 2012, no single customer represented 10% or more of total net revenues.

Purchases from two major suppliers approximated $919,119, or 71%, of purchases, and $571,548, or 79%, of purchases, for the three months ended March 31, 2013 and 2012, respectively. Total due to these suppliers, net of deposits, was approximately $432,000 as of March 31, 2013, and $0 as of March 31, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the quarter ended March 31, 2013, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2012, filed April 1, 2013.

Business

Telkonet, Inc., formed in 1999 and incorporated under the laws of the state of Utah, is made up of two synergistic business divisions, EcoSmart Energy Management Technology and EthoStream High Speed Internet Access (HSIA) Network.

Our EcoSmart Suite of products (which include Telkonet’s legacy “SmartEnergy” products) provides comprehensive savings, management and reporting of a building's room-by-room energy consumption. Telkonet's energy management products are currently installed in over 200,000 rooms in properties within the hospitality, military, educational and healthcare markets. The EcoSmart technology platform is rapidly being recognized as a leading solution-provider for reducing energy consumption, carbon footprints, and eliminating the need for new energy generation in these marketplaces – all while improving occupant comfort and convenience.

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

Telkonet’s EthoStream is one of the largest public High-Speed Internet Access (“HSIA”) providers in the world, providing services to more than 5.1 million users monthly across a network of greater than 2,300 locations. With a wide range of product and service offerings and one of the most comprehensive management platforms available for HSIA networks, EthoStream offers solutions for any public access location.

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

Forward Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements.  Accordingly, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for the remainder of 2013 and future periods.  These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable.  However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.  Factors that could cause or contribute to such differences include those risks affecting the Company’s business as described in the Company’s filings with the SEC, including the current reports on Form 8-K, which factors are incorporated herein by reference.  The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  On an ongoing basis, we evaluate significant estimates used in preparing our condensed consolidated financial statements including those related to revenue recognition, uncollectible accounts receivable, guarantees and product warranties, stock based compensation, potential impairment of goodwill and other long-lived assets, contingent liabilities and business combinations.  We base our estimates on historical experience, underlying run rates and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements.

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

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	March 31, 2013		March 31, 2012		Variance

Product	$2,165,500	69%	$917,929	48%	$1,247,571	136%
Recurring	962,134	31%	1,010,672	52%	(48,538)	-5%
Total	$3,127,634	100%	$1,928,601	100%	$1,199,033	62%

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

For the three months ended March 31, 2013, product revenue increased by 136% when compared to the prior year period.  Product revenue in 2013 includes approximately $1.1 million attributed to the sale and installation of energy management products, and approximately $1.1 million for the sale and installation of HSIA products. The increase in product revenue can be attributed to resources committed to sales and marketing over the past year.

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

Recurring revenue includes approximately 2,300 hotels in our broadband network portfolio.  We currently support approximately 231,000 HSIA rooms.  For the three months ended March 31, 2013, recurring revenue decreased by 5% when compared to the prior year period.

Cost of Sales

	Three Months Ended
	March 31, 2013		March 31, 2012		Variance

Product	$1,429,546	66%	$600,809	65%	$828,737	138%
Recurring	266,163	28%	289,909	29%	(23,746)	-8%
Total	$1,695,709	54%	$890,718	46%	$804,991	90%

Product Costs

Costs of product sales include equipment and installation labor related to the sale of SmartGrid and broadband networking equipment, including EcoSmart technology and Telkonet iWire.  For the year ended three months ended March 31, 2013, product costs increased by 138% when compared to the prior year. The increase was attributed to the additional cost of goods sold and services associated with the increase in product sales and the use of additional subcontractor services for installations.

Recurring Costs

Recurring costs are comprised of labor and telecommunication services for our Customer Service department.  For the three months ended March 31, 2013, recurring costs decreased by 8% when compared to the prior year period. The decrease is attributed to the decrease in recurring revenue.

Gross Profit

	Three Months Ended
	March 31, 2013		March 31, 2012		Variance

Product	$735,954	34%	$317,120	35%	$418,834	132%
Recurring	695,971	72%	720,763	71%	(24,792)	-3%
Total	$1,431,925	46%	$1,037,883	54%	$394,042	38%

Product Gross Profit

The gross profit on product revenue for the three months ended March 31, 2013 increased by 132%, when compared to the prior year period. The variances were a result of increased product sales and installations on energy management and HSIA sales.

Recurring Gross Profit

Our gross profit associated with recurring revenue decreased by 3% for the three months ended March 31, 2013.  The decrease was mainly due to the reduction in recurring revenues.

Operating Expenses

	Three Months Ended March 31,
	2013	2012	Variance

Total	$1,826,853	$1,734,943	$91,910	5%

During the three months ended March 31, 2013, operating expenses increased by 5% when compared to the prior year period. The increase was attributed to the continuing development of our EcoSmart Suite product line and additional hiring of sales personnel.

Research and Development

	Three Months Ended March 31,
	2013	2012	Variance

Total	$302,142	$230,564	$71,578	31%

Our research and development costs related to both present and future products are expensed in the period incurred.  Current research and development costs are associated with product development and integration. During the three months ended March 31, 2013, research and development costs increased 31% compared to the prior year period. The increase is due to additional expenditures for salaries, consulting, test equipment and tooling.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2013	2012	Variance

Total	$1,460,593	$1,431,781	$28,812	2%

During the three months ended March 31, 2013, selling, general and administrative expenses increased over the comparable prior year period by 2%.  The increase is primarily the result of expenditures for sales personnel.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital decreased by $579,196 during the three months ended March 31, 2013 from working capital (current assets in excess of current liabilities) of $414,649 at December 31, 2012 to a working capital deficit (current liabilities in excess of currant assets) of $164,547 at March 31, 2013.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which require, among other things, that the Company shall keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of March 31, 2013 and December 31, 2012 were $191,668 and $203,947, respectively.

Promissory Note #1

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (“Note #1”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014.   Note #1 may be prepaid in whole or in part, without penalty at any time. Note #1 contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Amounts earned under the earn-out provisions shall be applied against Note #1 on June 30, 2012 and June 30, 2013. As of June 30, 2012, the non cash reduction of principal calculated under these provisions and applied to the note was $15,408.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note #1. Telkonet has agreed to commence a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate will remain unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding principal balance of Note #1 as of March 31, 2013 and December 31, 2012 was $684,592.

Cash Flow Analysis

Cash provided by continuing operations was $471,112 during the three months ended March 31, 2013 and cash used in continuing operations was $394,575 during the three months ended March 31, 2012. As of March 31, 2013, our primary capital needs included business strategy execution, inventory procurement and managing current liabilities.

Cash used in investing activities from continuing operations was $396,725 and $3,995 during the three months ended March 31, 2013 and 2012, respectively. During the period ended December 31, 2012, the Company was awarded a contract that required a bonding requirement. During the period ended March 31, 2013, the Company satisfied this requirement with cash collateral supported by an irrevocable standby letter of credit in the amount of $382,000.

Cash used in financing activities to repay indebtedness was $12,279 and $24,783 during the three month periods ended March 31, 2013 and 2012, respectively.

Our independent registered public accountants report on our consolidated financial statements for the year ended December 31, 2012 includes an explanatory paragraph relating to our ability to continue as a going concern. We have incurred operating losses in past years and are dependent upon our ability to develop profitable operations and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible.  These factors, among others, raise doubt about our ability to continue as a going concern and may also affect our ability to obtain financing in the future.

Management expects that global economic conditions will continue to present a challenging operating environment through 2013; therefore working capital management will continue to be a high priority for the remainder of 2013.

The Company continues to manage its sales tax liability of approximately $1,162,000 by establishing VDAs with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $620,000 in sales tax liability, not including any applicable interest and penalties.

During 2012, the Company successfully executed, and paid in full, VDAs in five states totaling approximately $23,000 and is current with the subsequent filing requirements. It has submitted VDAs with an additional twenty-seven states and awaits notification of acceptance. Two states offer no voluntarily disclosure program. The Company also confirmed that one customer had self assessed, further reducing our liability and expense associated with that liability by approximately $151,000.

During the period ended March 31, 2013, the Company successfully executed and paid in full three states totaling approximately $25,000. In addition, the Company executed VDAs with two other states and has set up payment plan agreements with these states.

Additional financing may be required in order to meet our future cash flow requirements from operations.  We cannot predict whether this new financing, if it is required, will be in the form of equity or debt or in another form.  We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the trading price of our common stock and the continued economic instability could make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we may have to curtail our operations.

Off-Balance sheet Arrangements

The Company has no off-balance sheet arrangements other than its facility leases.

Acquisition or Disposition of Property and Equipment

During the three months ended March 31, 2013, the Company spent $14,725 of expenditures for equipment. The Company does not anticipate any significant purchases of property or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

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

Item 4.  Controls and Procedures.

As of March 31, 2013, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Due to the lack of a segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

During the three months ended March 31, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The parties in the lawsuit agreed to and the Court ordered a stay of the litigation pending the conclusion of a reexamination proceeding in the U.S. Patent and Trademark Office relating to the patent involved in the lawsuit.  The case was reopened in early 2012 based on the expectation that a reexamination certificate would be issued by the Patent Office. The reexamination certificate has been issued. After the case resumed, the parties agreed to a “transfer” of the case from the Eastern District of Texas to the Central District of California. To accomplish the “transfer,” with the agreement of the parties, the Texas case was dismissed and a new action was filed in California on April 5, 2012. (Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc., et al, U.S. District Court, for the Central District of California, Southern Division, No. SACV 12-522-JST). The parties have answered the complaint filed in the new action and the court has set the litigation calendar with trial set for June 2014. Management presently is unable to predict the ultimate resolution of this matter.

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

Item 1A.  Risk Factors.

There have been no material changes to risk factors previously disclosed in our 2012 Annual Report in response to Item 1A of Form 10-K.

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

Telkonet, Inc. Registrant

Date: May 13, 2013	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: May 13, 2013	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

