Form 10-Q
period 2013-06-30
TELKONET INC
filed 2013-08-14
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 1, 2013 is 114,526,073.

TELKONET, INC.

FORM 10-Q for the Three and Six Months Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$715,116	$1,163,758
Restricted cash on deposit	382,000	–
Accounts receivable, net	2,401,093	3,026,107
Inventories	913,786	654,912
Prepaid expenses	112,822	189,879
Total current assets	4,524,817	5,034,656

Property and equipment, net	46,524	35,898

Other assets:
Goodwill	8,570,446	8,570,446
Intangible assets, net	1,379,457	1,500,297
Deposits	34,238	34,238
Total other assets	9,984,141	10,104,981

Total Assets	$14,555,482	$15,175,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,954,338	$1,967,030
Notes payable – current	259,129	74,611
Accrued liabilities and expenses	2,055,167	2,342,047
Deferred revenues	438,656	117,556
Customer deposits	525,744	118,763
Total current liabilities	5,233,034	4,620,007

Long-term liabilities:
Deferred lease liability	133,062	133,609
Notes payable – long term	529,232	813,928
Total long-term liabilities	662,294	947,537

Redeemable preferred stock: 15,000,000 shares authorized, par value $.001 per share
Series A; 215 shares issued, 185 shares outstanding at June 30, 2013 and December 31, 2012, respectively, preference in liquidation of $1,192,512 and $1,176,076 as of June 30, 2013 and December 31, 2012, respectively	1,093,289	1,041,837
Series B; 538 shares issued, 483 and 493 shares outstanding at June 30, 2013 and December 31, 2012, respectively, preference in liquidation of $2,903,019 and $2,884,833 as of June 30, 2013 and December 31, 2012, respectively	2,423,186	2,223,752
Total redeemable preferred stock	3,516,475	3,265,589

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.001 per share; 190,000,000 shares authorized; 108,487,616 and 108,103,001 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	108,488	108,103
Additional paid-in-capital	124,022,663	124,188,415
Accumulated deficit	(118,987,472)	(117,954,116)
Total stockholders’ equity	5,143,679	6,342,402

Total Liabilities and Stockholders’ Equity	$14,555,482	$15,175,535

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues, net:
Product	$2,659,751	$2,401,683	$4,825,251	$3,319,612
Recurring	935,745	1,060,228	1,897,879	2,070,900
Total Net Revenue	3,595,496	3,461,911	6,723,130	5,390,512

Cost of Sales:
Product	1,848,081	1,201,855	3,277,627	1,802,664
Recurring	270,517	276,815	536,680	566,724
Total Cost of Sales	2,118,598	1,478,670	3,814,307	2,369,388

Gross Profit	1,476,898	1,983,241	2,908,823	3,021,124

Operating Expenses:
Research and development	287,291	250,501	589,433	481,065
Selling, general and administrative	1,806,351	1,495,927	3,266,944	2,927,708
Depreciation and amortization	64,729	61,478	128,847	134,076
Total Operating Expenses	2,158,371	1,807,906	3,985,224	3,542,849

Income (Loss) from Operations	(681,473)	175,335	(1,076,401)	(521,725)

Other Income (Expenses):
Interest income (expense), net	18,061	(33,559)	1,423	(65,323)
Gain on sale of product line	41,902	15,408	41,902	15,408
Total Other Income (Expense)	59,963	(18,151)	43,325	(49,915)

Income (Loss) Before Provision for Income Taxes	(621,510)	157,184	(1,033,076)	(571,640)

Provision for Income Taxes	–	–	280	–

Net Income (Loss)	(621,510)	157,184	(1,033,356)	(571,640)

Accretion of preferred dividends and discount	(127,989)	(224,113)	(300,886)	(414,866)
Net loss attributable to common stockholders	$(749,499)	$(66,929)	$(1,334,242)	$(986,506)

Net loss per common share:
Net loss attributable to common stockholders per common share – basic	$0.00	$0.00	$(0.01)	$(0.01)
Net loss attributable to common stockholders per common share – diluted	$0.00	$0.00	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding – basic	108,179,079	104,518,000	108,141,250	104,434,663
Weighted Average Common Shares Outstanding – diluted	108,179,079	104,518,000	108,141,250	104,434,663

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS FROM JANUARY 1, 2013 THROUGH JUNE 30, 2013

	Common Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2013	108,103,001	$108,103	$124,188,415	$(117,954,116)	$6,342,402

Stock-based compensation expense related to employee stock options	–	–	85,519	–	85,519

Shares issued on conversion of preferred stock at approximately $0.13 per share	384,615	385	49,615	–	50,000

Accretion of redeemable preferred stock discount	–	–	(216,264)	–	(216,264)

Accretion of redeemable preferred stock dividends	–	–	(84,622)	–	(84,622)

Net loss				(1,033,356)	(1,033,356)

Balance at June 30, 2013	108,487,616	$108,488	$124,022,663	$(118,987,472)	$5,413,679

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(1,033,356)	$(571,640)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of product line	(41,902)	(15,408)
Stock-based compensation expense	85,519	174,669
Depreciation	8,007	13,236
Amortization	120,840	120,840
Provision for doubtful accounts	64,543	11,850

Changes in assets and liabilities:
Accounts receivable	560,471	(116,646)
Inventories	(258,874)	(350,612)
Prepaid expenses	77,057	26,039
Accounts payable	(12,692)	173,548
Accrued liabilities and expenses	(286,880)	272,040
Deferred revenue	321,100	51,243
Customer deposits	406,981	55,691
Deferred lease liability	(547)	10,682
Net Cash Provided By (Used In) Operating Activities	10,267	(144,468)

Cash Flows From Investing Activities:
Purchase of property and equipment	(18,633)	(34,119)
Deposit of restricted cash	(382,000)	–
Net Cash Used In Investing Activities	(400,633)	(34,119)

Cash Flows From Financing Activities:
Payments on note payable	(58,276)	(36,878)
Net Cash Used In Financing Activities	(58,276)	(36,878)

Net decrease in cash and cash equivalents	(448,642)	(215,465)
Cash and cash equivalents at the beginning of the period	1,163,758	961,091
Cash and cash equivalents at the end of the period	$715,116	$745,626

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest expense	$9,194	$3,395
Non-cash transactions:
Accretion of discount on redeemable preferred stock	$216,264	$279,582
Accretion of dividends on redeemable preferred stock	84,622	135,284
Conversion of preferred stock to common stock	50,000	–

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2012 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

In March 2007, the Company acquired 100% of the outstanding membership units of EthoStream, LLC, a network solutions integration company that offers installation, sales and service to the hospitality industry. The EthoStream acquisition enabled Telkonet to provide installation and support for power line communications or PLC, products and third party applications to customers across North America.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company reported a net loss of $1,033,356 for the six months ended June 30, 2013, and has an accumulated deficit of $118,987,472 and total current liabilities in excess of current assets of $708,217 as of June 30, 2013.

Although we had net income for the year ended December 31, 2012 and positive cash flows from operations for the six months ended June 30, 2013, these results have not been achieved on a consistent basis. Our ability to continue as a going concern is subject to our ability to consistently generate a profit and positive operating cash flows and/or obtain necessary funding from outside sources, including by the sale of our securities or assets, or obtaining loans from financial institutions, where possible. We may also experience net operating losses in the future and the uncertainty regarding contingent liabilities cast doubt on our ability to satisfy such liabilities and the Company cannot make any representations for fiscal 2013 and beyond. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company believes that anticipated cash flows from operations may be insufficient to satisfy its ongoing capital requirements for at least the next 12 months.  In May 2013, the Company entered into a Revolving Credit Facility, the principal not to exceed $2,000,000. This credit facility is available for working capital and other lawful business purposes. The Company’s borrowing base at June 30, 2013 was $530,813 and the outstanding balance was $0. Management believes that the Company will be able to generate additional revenues and continued positive cash flows that will allow the Company to continue as a going concern.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Restricted Cash on Deposit

During 2012, the Company was awarded a contract with a bonding requirement.  The Company satisfied this requirement during the six months ended June 30, 2013, with cash collateral supported by an irrevocable standby letter of credit in the amount of $382,000 which expires September 30, 2013. The amount is presented as restricted cash on deposit on the condensed consolidated balance sheets.

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

Income (Loss) per Common Share

The Company computes net income (loss) per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding of common stock. Diluted income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. As a result of the losses in the periods ended June 30, 2013 and 2012, there were 11,402,512 and 15,077,652 shares of common stock underlying options and warrants excluded, respectively, as their inclusion would have been anti-dilutive.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

•	VSOE – In most instances, products are sold separately in stand-alone arrangements. Services are also sold separately through renewals of contracts with varying periods. We determine VSOE based on its pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

•	TPE – If we cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, we use third-party evidence of selling price. We determine TPE based on sales of comparable amount of similar product or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

•	ESP – The estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis. When neither VSOE nor TPE exists for all elements, we determine ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on our pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

When MEAs include an element of customer training, it is not essential to the functionality, efficiency or effectiveness of the MEA. Therefore the Company has concluded that this obligation is inconsequential and perfunctory. As such, for MEAs that include training, customer acceptance of said training is not deemed necessary in order to record the related revenue, but is recorded when the installation deliverable is fulfilled. Historically, training revenues have not been significant.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the six months ended June 30, 2013 and the year ended December 31, 2012, the Company experienced returns of approximately 1% to 4% of material’s included in the cost of sales. As of June 30, 2013 and December 31, 2012, the Company recorded warranty liabilities in the amount of $77,443 and $69,743, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Product warranties for the six months ended June 30, 2013 and the year ended December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Beginning balance	$69,743	$104,423
Warranty claims incurred	(4,429)	(66,278)
Provision charged to expense	12,129	31,598
Ending balance	$77,443	$69,743

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

Stock-based compensation expense in connection with options granted to employees for the three and six months ended June 30, 2013 and 2012 was $83,496 and $97,504, and $85,519 and $103,669, respectively.

Deferred Lease Liability

Rent expense is recorded on a straight-line basis over the term of the lease. Rent escalations and rent abatement periods during the term of the lease create a deferred lease liability which represents the excess of cumulative rent expense recorded to date over the actual rent paid to date.

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 square feet of commercial office space in Germantown, Maryland. Because we no longer have access to this subleased space, we recorded a charge of $59,937 in accrued liabilities and expenses related to this abandonment during 2011. On June 27, 2012 the subtenant exercised the option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015 and we recorded an additional charge of $132,174. The remaining liability at June 30, 2013 was $113,169 and at December 31, 2012 was $135,975.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

There were no recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations or related disclosures.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at June 30, 2013 are:

	Cost	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,520,543)	$1,379,457	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,520,543)	1,379,457
Goodwill – EthoStream	5,796,430	–	5,796,430
Goodwill – SSI	2,774,016	–	2,774,016
Total Goodwill	8,570,446	–	8,570,446
Total	$11,470,446	$(1,520,543)	$9,949,903

Total identifiable intangible assets acquired and their carrying values at December 31, 2012 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,399,703)	$–	$1,500,297	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,399,703)	–	1,500,297
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Goodwill – SSI	5,874,016	–	(3,100,000)	2,774,016
Total Goodwill	14,670,446		(6,100,000)	8,570,446
Total	$17,570,446	$(1,399,703)	$(6,100,000)	$10,070,743

Total amortization expense charged to operations for each of the three and six months ended June 30, 2013 and 2012 was $60,420 and $120,840.

Estimated future amortization expense as of June 30, 2013 is as follows:

Remainder of 2013	$120,840
2014	241,680
2015	241,680
2016	241,680
2017	241,680
2018 and after	291,897
Total	$1,379,457

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Accounts receivable	$2,435,702	$3,096,914
Allowance for doubtful accounts	(34,609)	(70,807)
Accounts receivable, net	$2,401,093	$3,026,107

NOTE E – INVENTORIES

Components of inventories as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Merchandise purchased for resale	$1,008,086	$768,812
Reserve for obsolescence	(94,300)	(113,900)
Inventory, net	$913,786	$654,912

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Accrued liabilities and expenses	$489,847	$717,731
Accrued payroll and payroll taxes	383,370	345,384
Accrued sales taxes, penalties, and interest	1,101,163	1,188,136
Accrued interest	3,344	21,053
Product warranties	77,443	69,743
Total	$2,055,167	$2,342,047

NOTE G – LONG TERM DEBT

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which require, among other things, that the Company shall keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of June 30, 2013 and December 31, 2012 were $179,328 and $203,947, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014.   The Note may be prepaid in whole or in part, without penalty at any time. The Note contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Amounts earned under the earn-out provisions were applied against the Note on June 30, 2012 and June 30, 2013. For the periods ended June 30, 2013 and June 30, 2012, the non-cash reduction of principal calculated under these provisions and applied to the Note was $41,902 and $15,408, respectively.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding principal balance of the Note as of June 30, 2013 and December 31, 2012 was $609,033 and $684,592, respectively.

Revolving Credit Facility

On May 31, 2013, the Company entered into a Revolving Credit Facility (the “Agreement”) with Bridge Bank, NA, (the “Bank”) in a principal amount not to exceed $2,000,000. The Agreement is subject to a borrowing base that is equal to the sum of 80% of the Company’s eligible accounts receivable and 25% of the eligible inventory. The Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the facility bears interest at Prime Rate plus 2.75%. The Company’s borrowing base at June 30, 2013 was $530,813 and the outstanding balance was $0.

Aggregate annual future maturities of long-term debt as of June 30, 2013 are as follows:

Years ended December 31,	Amount
2013 (remainder of)	$127,888
2014	265,985
2015	280,295
2016	114,193
788,361
Less: Current portion	(259,129)
Notes payable long term	$529,232

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

On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share.  The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares.  Since the Series A may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and including accumulated dividends, has been classified as redeemable preferred stock on the condensed consolidated balance sheets.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

A portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $287,106 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $70,922 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model were as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 2.2%, (4)  expected term of 5 years, and (5) estimated fair value of Telkonet common stock of $0.24 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $358,028, were recorded as a discount and deducted from the face value of the preferred stock. The discount is being amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

The charge to additional paid in capital for amortization of Series A discount and costs for the three and six months ended June 30, 2013 and 2012 was $17,508 and $21,697 and $35,016 and $39,598, respectively.

For the three and six months ended June 30, 2013 and 2012, we have accrued dividends for Series A in the amount of $ (1,817) and $18,454 and $16,436 and $36,908, respectively, and cumulative accrued dividends of $267,512 and $213,756, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

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

On August 4, 2010, the Company sold 267 shares of Series B with attached warrants to purchase an aggregate of 5,134,626 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,335,000 from the sale of the Series B shares.  Since the Series B may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and including accumulated dividends, has been classified as redeemable preferred stock on the condensed consolidated balance sheets.

A portion of the proceeds was allocated to the warrants based on their relative fair value, which totaled $394,350 using the Black-Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $394,350 to the Series B preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model were as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 1.76%, (4)  expected term of approximately 4 years, and (5) estimated fair value of Telkonet common stock of $0.109 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $788,700, were recorded as a discount and deducted from the face value of the preferred stock. The discount is being amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

On April 8, 2011, the Company sold 271 additional shares of Series B with attached warrants to purchase an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,355,000 from the sale of the Series B shares.  Since the Series B shares may ultimately be redeemable at the option of the holder, the carrying value of the Series B shares, net of discount and including accumulated dividends, has been classified as redeemable preferred stock on the condensed consolidated balance sheet.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

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

The charge to additional paid in capital for amortization of Series B discount and costs for the three and six months ended June 30, 2013 and 2012 was $92,760 and $134,774 and $181,248 and $239,984, respectively.

For the three and six months ended June 30, 2013 and 2012, we have accrued dividends for Series B in the amount of $19,538 and $49,188 and $68,186 and $98,376, respectively, and cumulative accrued dividends of $488,019 and $320,373 as of June 30 2013 and 2012, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company.  Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $2,903,019 and second, Series A with a preference value of $1,192,512. Both series of preferred stock are equal in their dividend preference over common stock.

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. As of June 30, 2013 and December 31, 2012 the Company had 215 and 538 shares of preferred stock issued and 185 and 185 and 483 and 493 shares outstanding, designated Series A and B preferred stock, respectively.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of June 30, 2013 and December 31, 2012 the Company had 108,487,616 and 108,103,001 common shares issued and outstanding, respectively.

During the three months ended June 30, 2013, 10 shares of Series B redeemable preferred stock were converted to 384,615 shares of common stock.

During the six months ended June 30, 2012, the Company issued 431,721 shares of common stock to directors and management for services performed through June 30, 2012.  These shares were valued at $71,000, which approximated the fair value of the shares when they were issued.

NOTE J – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company maintains an equity incentive plan, (the “Plan”). The Plan was established in 2010 as an incentive plan for officers, employees, non-employee directors, prospective employees and other key persons. It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a better alignment of their interests with those of the Company and its stockholders.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	175,000	4.32	$0.14	175,000	$0.14
$0.16 - $0.99	1,420,225	9.23	0.18	1,165,225	0.18
$1.00 - $5.99	190,000	2.28	3.14	190,000	3.14
	1,785,225	8.01	$0.49	1,530,225	$0.54

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2012	685,000	$1.45
Granted	915,642	0.19
Exercised	–	–
Cancelled or expired	(320,000)	1.16
Outstanding at December 31, 2012	1,280,642	$0.62
Granted	504,583	0.18
Exercised	–	–
Cancelled or expired	–	–
Outstanding at June 30, 2013	1,785,225	$0.49

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

There were 504,583 and 615,642 options granted and no options exercised during the six months ended June 30, 2013 and 2012, respectively.  Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 was $83,496 and $97,504 and $85,519 and $103,669, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible preferred stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	7,439,240	2.62	$0.13	7,439,240	$0.13
0.33	1,628,800	1.39	0.33	1,628,800	0.33
3.00	549,247	1.93	3.00	549,247	3.00
	9,617,287	2.38	$0.32	9,617,287	$0.32

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2012	14,921,920	$0.50
Issued	–	–
Exercised	(3,115,390)	0.13
Canceled or expired	(976,114)	2.20
Outstanding at December 31, 2012	10,830,416	0.45
Issued	–	–
Exercised	–	–
Canceled or expired	(1,213,129)	1.42
Outstanding at June 30, 2013	9,617,287	$0.32

The Company did not issue any warrants during the six month periods ended June 30, 2013 and 2012.

NOTE K – COMMITMENTS AND CONTINGENCIES

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

Commitments for minimum rentals under non-cancelable leases at June 30, 2013 are as follows:

2013 (remainder of)	$188,878
2014	414,267
2015	426,399
2016	169,155
2017	174,099
2018 and thereafter	410,184
Total	$1,782,982

Expected rent payments to be received under the sublease agreement at June 30, 2013 are as follows:

2013 (remainder of)	$66,280
2014	134,872
2015	138,919
Total	$340,071

Rental expenses charged to operations for the three and six months ended June 30, 2013 and 2012 were $129,320 and $128,919 and $267,295 and $261,959, respectively. Rental income received for the three and six months ended June 30, 2013 and 2012 was $32,332 and $31,389 and $64,664 and $62,778, respectively.

Employment Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Jason L. Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement dated May 1, 2013.  Mr. Tienor’s employment agreement has a term of two years, which may be extended by mutual agreement of the parties, and provides, among other things, for an annual base salary of $206,000 per year and bonuses and benefits based on our internal policies and participation in our incentive and benefit plans.

Jeffrey J. Sobieski, Chief Operating Officer, is employed pursuant to an employment agreement dated May 1, 2013.  Mr. Sobieski’s employment agreement has a term of two years, which may be extended by mutual agreement of the parties, and provides for a base salary of $195,700 per year and bonuses and benefits based upon our internal policies and participation in our incentive and benefit plans.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure.  Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $1,101,000 accrued as of June 30, 2013.  The Company continues to manage the liability by establishing voluntary disclosure agreements (“VDAs”) with applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $620,000, not including any applicable interest and penalties.

During 2012, the Company successfully executed, and paid in full, VDAs in five states totaling approximately $23,000 and is current with the subsequent filing requirements. It has submitted VDAs with an additional twenty-seven states and awaits notification of acceptance. Two states offer no voluntarily disclosure program. The Company also confirmed that one customer had self-assessed, further reducing our liability and expense associated with that liability by approximately $151,000.

During the six months ended June 30, 2013, the Company successfully executed and paid in full four states totaling approximately $27,000. In addition, the Company executed VDAs with two other states and has established payment plan agreements with these states.

The following table sets forth the change in the sales tax accrual as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Balance, beginning of year	$1,188,133	$1,068,314
Collections	190,664	277,374
Provisions	(118,913)	(119,255)
Interest and penalties	7,342	32,696
Payments	(166,063)	(70,996)
Balance, end of period	$1,101,163	$1,188,133

NOTE L – BUSINESS CONCENTRATION

For the six months ended June 30, 2013 and 2012, no single customer represented 10% or more of total net revenues.

Purchases from two major suppliers approximated $1,235,063, or 62%, of purchases, and $964,632, or 70%, of purchases, for the six months ended June 30, 2013 and 2012, respectively. Total due to these suppliers, net of deposits, was approximately $455,000 as of June 30, 2013, and $1,744 as of June 30, 2012.

NOTE M – SUBSEQUENT EVENT

From July 17, 2013 through July 26, 2013, 157 shares of Series B redeemable preferred shares were converted to 6,038,457 shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three and six months ended June 30, 2013, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2012, filed April 1, 2013.

Business

Telkonet, Inc., formed in 1999 and incorporated under the laws of the state of Utah, is made up of two synergistic business divisions, EcoSmart Energy Management Technology and EthoStream High Speed Internet Access (HSIA) Network.

Our EcoSmart Suite of products (which include Telkonet’s legacy “SmartEnergy” products) provides comprehensive savings, management and reporting of a building's room-by-room energy consumption. Telkonet's energy management products are currently installed in over 200,000 rooms in properties within the hospitality, military, educational and healthcare markets. The EcoSmart technology platform is rapidly being recognized as a leading solution-provider for reducing energy consumption, carbon footprints and eliminating the need for new energy generation in these marketplaces – all while improving occupant comfort and convenience.

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

On March 4, 2011, the Company sold its Series 5 PLC product line and related business assets to Dynamic Ratings, Inc. (“Dynamic Ratings”).  The sales price was $1,000,000 in cash.  In connection with the sale, Dynamic Ratings lent $700,000 to the Company in the form of a 6% promissory note dated March 4, 2011.  Concurrently with the sale, the Company entered into a Distributorship Agreement and a Consulting Agreement with Dynamic Ratings.  Under the Distributorship Agreement, the Company was designated as a distributor of the Series 5 product to non-utility markets and will receive preferred pricing for purchases of Series 5 product.  Under the Consulting Agreement, the Company agreed to provide Dynamic Ratings with ongoing transition assistance and consulting services for the Series 5 product.  The Distributorship Agreement and the Consulting Agreement have initial terms that expire on March 31, 2013 and March 31, 2014, respectively.  Proceeds payable to the Company under the Distributorship Agreement and the Consulting Agreement for a stated period of time will be applied against the outstanding accrued interest and principal balance of the Promissory Note.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  On an ongoing basis, we evaluate significant estimates used in preparing our condensed consolidated financial statements including those related to revenue recognition, uncollectible accounts receivable, guarantees and product warranties, stock-based compensation, potential impairment of goodwill and other long-lived assets, contingent liabilities and business combinations. We base our estimates on historical experience, underlying run rates and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements.

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

•	VSOE – In most instances, products are sold separately in stand-alone arrangements. Services are also sold separately through renewals of contracts with varying periods. We determine VSOE based on its pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

•	TPE – If we cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, we use third-party evidence of selling price. We determine TPE based on sales of comparable amount of similar product or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

•	ESP – The estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis. When neither VSOE nor TPE exists for all elements, we determine ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on our pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

When MEAs include an element of customer training, it is not essential to the functionality, efficiency or effectiveness of the MEA. Therefore the Company has concluded that this obligation is inconsequential and perfunctory. As such, for MEAs that include training, customer acceptance of said training is not deemed necessary in order to record the related revenue, but is recorded when the installation deliverable is fulfilled. Historically, training revenues have not been significant.

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

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	June 30, 2013		June 30, 2012		Variance

Product	$2,659,751	74%	$2,401,683	69%	$258,068	11%
Recurring	935,745	26%	1,060,228	31%	(124,483)	-12%
Total	$3,595,496	100%	$3,461,911	100%	$133,585	4%

	Six Months Ended
	June 30, 2013		June 30, 2012		Variance

Product	$4,825,251	72%	$3,319,612	62%	$1,505,639	45%
Recurring	1,897,879	28%	2,070,900	38%	(173,021)	-8%
Total	$6,723,130	100%	$5,390,512	100%	$1,332,618	25%

Product Revenue

Product revenue principally arises from the sale and installation of EcoSmart Suite of products, SmartGrid and High Speed Internet Access equipment.  These include TSE, Telkonet Series 5, Telkonet iWire, and wireless networking products. We market and sell to the hospitality, education, healthcare and government/military markets. The Telkonet Series 5 and the Telkonet iWire products consist of the Telkonet Gateways, Telkonet Extenders, the patented Telkonet Coupler, and Telkonet iBridges. The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products switches, outlets and a control platform.  The HSIA product suite consists of gateway servers, switches and access points.

For the three and six months ended June 30, 2013, product revenue increased by 11% and 45% respectively, when compared to the prior year periods. Product revenue in 2013 includes approximately $2.2 million attributed to the sale and installation of energy management products, and approximately $2.6 million for the sale and installation of HSIA products. The increase in product revenue can be attributed to management’s commitment of resources to sales and marketing efforts and personnel.

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

Recurring revenue includes approximately 2,300 hotels in our broadband network portfolio. We currently support approximately 234,000 HSIA rooms. For the three and six months ended June 30, 2013, recurring revenue decreased by 12% and 8% when compared to the prior year periods. The decrease of recurring revenue was attributed to a decrease in advertising revenue and management’s decision not to pursue renewing customer accounts with lower profit margins.

Cost of Sales

	Three Months Ended
	June 30, 2013		June 30, 2012		Variance

Product	$1,848,081	69%	$1,201,855	50%	$646,226	54%
Recurring	270,517	29%	276,815	26%	(6,298)	-2%
Total	$2,118,598	59%	$1,478,670	43%	$639,928	43%

	Six Months Ended
	June 30, 2013		June 30, 2012		Variance

Product	$3,277,627	68%	$1,802,664	54%	$1,474,963	82%
Recurring	536,680	28%	566,724	27%	(30,044)	-5%
Total	$3,814,307	57%	$2,369,388	44%	$1,444,919	61%

Product Costs

Costs of product sales include equipment and installation labor related to the sale of SmartGrid and broadband networking equipment, including EcoSmart technology and Telkonet iWire.  For the three and six months ended June 30, 2013, product costs as a percentage of sales increased by 54% and 82% when compared to the prior year periods. The variances were attributed to the increase in product sales, increased travel expenses and subcontractor services associated with the installations.

Recurring Costs

Recurring costs are comprised of labor and telecommunication services for our Customer Service department. For the three and six months ended June 30, 2013, recurring costs decreased by 2% and 5% when compared to the prior year period. The variance is attributed to the decrease in Internet Service Provider costs associated with recurring sales.

Gross Profit

	Three Months Ended
	June 30, 2013		June 30, 2012		Variance

Product	$811,670	31%	$1,199,828	50%	$(388,158)	-32%
Recurring	665,228	71%	783,413	74%	(118,185)	-15%
Total	$1,476,898	41%	$1,983,241	57%	$(506,343)	-26%

	Six Months Ended
	June 30, 2013		June 30, 2012		Variance

Product	$1,547,624	32%	$1,516,948	46%	$30,676	2%
Recurring	1,361,199	72%	1,504,176	73%	(142,977)	-10%
Total	$2,908,823	43%	$3,021,124	56%	$(112,301)	-4%

Product Gross Profit

The gross profit on product revenue for the three months ended June 30, 2013 decreased by 32% when compared to the prior year period. The variance was a result of increased cost of installations on energy management and HSIA sales. The gross profit on product revenue for the six months ended June 30, 2013 increased by 2% when compared to the prior year period. The variance was a result of increased product sales on energy management and HSIA sales.

Recurring Gross Profit

Our gross profit associated with recurring revenue decreased by 15% and 10% for the three and six months ended June 30, 2013.  The decrease was mainly due to a decrease in advertising revenue which yields higher gross profit margins.

Operating Expenses

	Three Months Ended June 30,
	2013	2012	Variance

Total	$2,158,371	$1,807,906	$350,465	19%

	Six Months Ended June 30,
	2013	2012	Variance

Total	$3,985,224	$3,542,849	$442,375	12%

During the three and six months ended June 30, 2013, operating expenses increased by 19% and 12% when compared to the prior year periods.  The increase is the result of executive bonuses, continuing development of our EcoSmart Suite product line and additional sales and marketing staff.

Research and Development

	Three Months Ended June 30,
	2013	2012	Variance

Total	$287,291	$250,501	$36,790	15%

	Six Months Ended June 30,
	2013	2012	Variance

Total	$589,433	$481,065	$108,368	23%

Our research and development costs related to both present and future products are expensed in the period incurred.  Current research and development costs are associated with product development and integration. During the three and six months ended June 30, 2013, research and development costs increased 15% and 23% when compared to the prior year periods. The increase is due to additional expenditures for salaries, consulting, test equipment and tooling.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2013	2012	Variance

Total	$1,806,351	$1,495,927	$310,424	21%

	Six Months Ended June 30,
	2013	2012	Variance

Total	$3,266,944	$2,927,708	$339,236	12%

During the three and six months ended June 30, 2013, selling, general and administrative expenses increased over the comparable prior year periods by 21% and 12%.  The increase is primarily the result of expenditures for sales personnel, travel and consulting fees.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending, and cash generated from operations.

Working Capital

Our working capital decreased by $1,122,866 during the six months ended June 30, 2013 from working capital (current assets in excess of current liabilities) of $414,649 at December 31, 2012 to a working capital deficit (current liabilities in excess of current assets) of $708,217 at June 30, 2013.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which require, among other things, that the Company shall keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of June 30, 2013 and December 31, 2012 were $179,328 and $203,947, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014.  The Note may be prepaid in whole or in part, without penalty at any time. The Note contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Amounts earned under the earn-out provisions were applied against the Note on June 30, 2012 and June 30, 2013. For the periods ended June 30, 2013 and June 30, 2012, the non-cash reduction of principal calculated under these provisions and applied to the Note was $41,902 and $15,408, respectively.   Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding borrowings under the Note as of June 30, 2013 and December 31, 2012 were $609,033 and $684,592, respectively.

Revolving Credit Facility

On May 31, 2013, the Company entered into a Revolving Credit Facility (the “Agreement”) with Bridge Bank, NA, in a principal amount not to exceed $2,000,000. The Agreement is subject to a borrowing base that is equal to the sum of 80% of the Company’s eligible accounts receivable and 25% of the eligible inventory. The Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the facility bears interest at Prime Rate plus 2.75%. The Company’s borrowing base at June 30, 2013 was $530,813 and the outstanding balance was $0.

Cash Flow Analysis

Cash provided by continuing operations was $10,267 during the six months ended June 30, 2013 and cash used in continuing operations was $144,468 during the six months ended June 30, 2012. As of June 30, 2013, our primary capital needs included business strategy execution, inventory procurement and managing current liabilities.

Cash used in investing activities from continuing operations was $400,633 and $34,119 during the six months ended June 30, 2013 and 2012, respectively. During the year ended December 31, 2012, the Company was awarded a contract that required a bonding requirement. During the six months ended June 30, 2013, the Company satisfied this requirement with cash collateral supported by an irrevocable standby letter of credit in the amount of $382,000.

Cash used in financing activities to repay indebtedness was $58,276 and $36,878 during the six months ended June 30, 2013 and 2012, respectively.

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

The Company continues to manage its sales tax liability of approximately $1,101,000 by establishing voluntary disclosure agreements (“VDAs”) with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $620,000 in sales tax liability, not including any applicable interest and penalties.

During 2012, the Company successfully executed, and paid in full, VDAs in five states totaling approximately $23,000 and is current with the subsequent filing requirements. We have submitted VDAs with an additional twenty-seven states and await notification of acceptance. Two states offer no voluntarily disclosure program. The Company also confirmed that one customer had self-assessed, further reducing our liability and expense associated with that liability by approximately $151,000.

During the six months ended June 30, 2013, the Company successfully executed and paid in full four states totaling approximately $27,000. In addition, the Company executed VDAs with two other states and has set up payment plan agreements with these states.

Off-Balance Sheet Arrangements

The Company has no material, off-balance sheet arrangements.

Acquisition or Disposition of Property and Equipment

During the six months ended June 30, 2013, the Company had $18,633 of expenditures for equipment. The Company does not anticipate any significant purchases of property or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

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

Item 4.  Controls and Procedures.

As of June 30, 2013, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Due to the lack of a segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

During the three months ended June 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes to risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012 in response to Item 1A of Form 10-K.

Item 6.  Exhibits.

Exhibit Number	Description Of Document

4.1	Amendment to Promissory Note between Dynamic Ratings, Inc. and Telkonet, Inc., effective as of April 30, 2013
10.2	Employment Agreement, effective as of May 1, 2013, by and between Telkonet, Inc. and Jason L. Tienor, incorporated by reference to the Company’s current report on Form 8-K dated May 14, 2013
10.3	Employment Agreement, effective as of May 1, 2013, by and between Telkonet, Inc. and Jeff J. Sobieski, incorporated by reference to the Company’s current report on Form 8-K dated May 14, 2013
10.4	Employment Agreement, effective as of May 1, 2013, by and between Telkonet, Inc. and Richard E. Mushrush, incorporated by reference to the Company’s current report on Form 8-K dated May 14, 2013
10.5	Employment Agreement, effective as of May 1, 2013, by and between Telkonet, Inc. and Matthew P. Koch, incorporated by reference to the Company’s current report on Form 8-K dated May 14, 2013
10.6	Employment Agreement, effective as of May 1, 2013, by and between Telkonet, Inc. and Gerrit J. Reinders, incorporated by reference to the Company’s current report on Form 8-K dated May 14, 2013
10.7	Business Financing Agreement, effective as of May 31, 2013, between Telkonet, Inc. and Bridge Bank, N.A. incorporated by reference to the Company’s current report on Form 8-K filed June 6, 2013
10.8	Intellectual Property Security Agreement between Telkonet, Inc. and Bridge Bank, N.A. incorporated by reference to the Company’s current report on Form 8-K dated June 06, 2013
10.9	Bond Letter Agreement between Telkonet, Inc. and William Davis dated July 05, 2013
10.10	Bond Letter Agreement between Telkonet, Inc. and Jason Tienor dated July 08, 2013
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: August 14, 2013	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: August 14, 2013	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

