Form 10-Q
period 2013-09-30
TELKONET INC
filed 2013-11-14
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 31, 2013 is 125,035,612.

TELKONET, INC.

FORM 10-Q for the Three and Nine Months Ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$799,473	$1,163,758
Restricted cash on deposit	382,000	–
Accounts receivable, net	1,768,505	3,026,107
Inventories	861,843	654,912
Prepaid expenses	88,490	189,879
Total current assets	3,900,311	5,034,656

Property and equipment, net	42,213	35,898

Other assets:
Goodwill	8,570,446	8,570,446
Intangible assets, net	1,319,037	1,500,297
Deposits	34,238	34,238
Total other assets	9,923,721	10,104,981

Total Assets	$13,866,245	$15,175,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,678,567	$1,967,030
Notes payable – current	262,532	74,611
Accrued liabilities and expenses	2,182,107	2,342,047
Deferred revenues	207,390	117,556
Customer deposits	466,698	118,763
Total current liabilities	4,797,294	4,620,007

Long-term liabilities:
Deferred lease liability	131,991	133,609
Notes payable – long term	462,308	813,928
Deferred income taxes	292,953	–
Total long-term liabilities	887,252	947,537

Redeemable preferred stock:
15,000,000 shares authorized, par value $.001 per share
Series A; 215 shares issued, 185 shares outstanding at September 30, 2013 and December 31, 2012, respectively, preference in liquidation of $1,211,172 and $1,176,076 as of September 30, 2013 and December 31, 2012, respectively	1,129,457	1,041,837
Series B; 538 shares issued, 55 and 493 shares outstanding at September 30, 2013 and December 31, 2012, respectively, preference in liquidation of $344,453 and $2,884,833 as of September 30, 2013 and December 31, 2012, respectively	311,491	2,223,752
Total redeemable preferred stock	1,440,948	3,265,589

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.001 per share; 190,000,000 shares authorized; 125,035,612 and 108,103,001 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	125,035	108,103
Additional paid-in-capital	126,083,666	124,188,415
Accumulated deficit	(119,467,950)	(117,954,116)
Total stockholders’ equity	6,740,751	6,342,402

Total Liabilities and Stockholders’ Equity	$13,866,245	$15,175,535

See accompanying notes to the unaudited condensed consolidated financial statements.

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues, net:
Product	$2,606,464	$2,161,753	$7,431,715	$5,481,365
Recurring	901,321	1,127,025	2,799,200	3,197,925
Total Net Revenue	3,507,785	3,288,778	10,230,915	8,679,290

Cost of Sales:
Product	1,469,104	1,166,848	4,746,731	2,969,512
Recurring	263,068	292,264	799,748	858,988
Total Cost of Sales	1,732,172	1,459,112	5,546,479	3,828,500

Gross Profit	1,775,613	1,829,666	4,684,436	4,850,790

Operating Expenses:
Research and development	306,559	251,089	895,992	732,154
Selling, general and administrative	1,578,464	1,009,814	4,845,408	3,937,522
Depreciation and amortization	64,731	63,265	193,578	197,341
Total Operating Expenses	1,949,754	1,324,168	5,934,978	4,867,017

Income (Loss) from Operations	(174,141)	505,498	(1,250,542)	(16,227)

Other Income (Expenses):
Interest income (expense), net	(11,401)	7,712	(9,978)	(57,611)
Gain on sale of product line	–	–	41,902	15,408
Total Other Income (Expense)	(11,401)	7,712	31,924	(42,203)

Income (Loss) Before Provision for Income Taxes	(185,542)	513,210	(1,218,618)	(58,430)

Provision for Income Taxes	294,936	–	295,216	–

Net Income (Loss)	(480,478)	513,210	(1,513,834)	(58,430)

Accretion of preferred dividends and discount	(556,351)	(308,386)	(857,237)	(723,252)
Net income (loss) attributable to common stockholders	$(1,036,829)	$204,824	$(2,371,071)	$(781,682)

Net loss per common share:
Net loss attributable to common stockholders per common share – basic	$(0.01)	$0.00	$(0.02)	$0.00
Net loss attributable to common stockholders per common share – diluted	$(0.01)	$0.00	$(0.02)	$0.00

Weighted Average Common Shares Outstanding – basic	117,150,713	106,153,192	111,177,407	105,011,687
Weighted Average Common Shares Outstanding – diluted	117,150,713	107,611,189	111,177,407	105,011,687

See accompanying notes to the unaudited condensed consolidated financial statements.

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS FROM JANUARY 1, 2013 THROUGH SEPTEMBER 30, 2013

	Common Shares	Common Stock Amount	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2013	108,103,001	$108,103	$124,188,415	$(117,954,116)	$6,342,402

Stock-based compensation expense related to employee stock options	–	–	87,542	–	87,542

Shares issued on conversion of preferred stock at approximately $0.13 per share	16,846,139	16, 846	2,665,032	–	2,681,878

Shares issued for cashless Series B warrants exercised	86,472	86	(86)	–	–

Accretion of redeemable preferred stock discount	–	–	(680,643)	–	(680,643)

Accretion of redeemable preferred stock dividends	–	–	(176,594)	–	(176,594)

Net loss				(1,513,834)	(1,513,834)

Balance at September 30, 2013	125,035,612	$125,035	$126,083,666	$(119,467,950)	$6,740,751

See accompanying notes to the unaudited condensed consolidated financial statements.

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(1,513,834)	$(58,430)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of product line	(41,902)	(15,408)
Stock-based compensation expense	87,542	206,928
Depreciation	12,318	16,081
Amortization	181,260	181,260
Provision for doubtful accounts	61,606	(14,525)
Deferred income taxes	292,953	–

Changes in assets and liabilities:
Accounts receivable	1,195,996	(600,489)
Inventories	(206,931)	(447,736)
Prepaid expenses	101,389	(24,027)
Accounts payable	(288,463)	211,281
Accrued liabilities and expenses	(159,940)	84,040
Deferred revenue	89,834	116,006
Customer deposits	347,935	119,994
Deferred lease liability	(1,618)	13,290
Net Cash Provided By (Used In) Operating Activities	158,145	(211,735)

Cash Flows From Investing Activities:
Purchase of property and equipment	(18,633)	(38,114)
Deposit of restricted cash	(382,000)	–
Net Cash Used In Investing Activities	(400,633)	(38,114)

Cash Flows From Financing Activities:
Payments on note payable	(121,797)	(49,035)
Proceeds from exercise of warrants	–	405,000
Net Cash (Used In) Provided By Financing Activities	(121,797)	355,965

Net (decrease) increase in cash and cash equivalents	(364,285)	106,116
Cash and cash equivalents at the beginning of the period	1,163,758	961,091
Cash and cash equivalents at the end of the period	$799,473	$1,067,207

See accompanying notes to the unaudited condensed consolidated financial statements.

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest expense	$20,622	$4,889
Non-cash transactions:
Accretion of discount on redeemable preferred stock	$680,643	$519,578
Accretion of dividends on redeemable preferred stock	176,594	203,674
Conversion of preferred stock to common stock	2,681,878	–

See accompanying notes to the unaudited condensed consolidated financial statements.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2012 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company reported a net loss of $1,513,834 for the nine months ended September 30, 2013, and has an accumulated deficit of $119,467,950 and total current liabilities in excess of current assets of $896,983 as of September 30, 2013.

Although we had net income for the year ended December 31, 2012 and positive cash flows from operations for the nine months ended September 30, 2013, these results have not been achieved on a consistent basis. Our ability to continue as a going concern is subject to our ability to consistently generate a profit and positive operating cash flows and/or obtain necessary funding from outside sources, including by the sale of our securities or assets, or obtaining loans from financial institutions, where possible.  We may also experience net operating losses in the future and the uncertainty regarding contingent liabilities cast doubt on our ability to satisfy such liabilities and the Company cannot make any representations for fiscal 2013 and beyond. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Anticipated cash flows from operations may be insufficient to satisfy the Company’s ongoing capital requirements for at least the next 12 months. In May 2013, the Company entered into a Revolving Credit Facility, the principal not to exceed $2,000,000. This credit facility is available for working capital and other lawful business purposes. The Company’s borrowing base at September 30, 2013 was $1,063,000 and the outstanding balance was zero. As of September 30, 2013, the Company was in violation of a financial performance covenant. The Bank has chosen not to exercise any default provisions as of November 14, 2013.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

Restricted Cash on Deposit

During 2012, the Company was awarded a contract with a bonding requirement.  The Company satisfied this requirement during the nine months ended September 30, 2013, with cash collateral supported by an irrevocable standby letter of credit in the amount of $382,000 which expires September 30, 2014, however, the Company can be released prior to expiration if the Company has satisfied all obligations.  The amount is presented as restricted cash on deposit on the condensed consolidated balance sheets.

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

Income (Loss) per Common Share

The Company computes net income (loss) per share under ASC 260-10, “Earnings Per Share”.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding of common stock.  Diluted income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. As a result of the losses in the periods ended September 30, 2013 and 2012, there were 11,095,139 and 11,601,002 shares of common stock underlying options and warrants excluded, respectively, as their inclusion would have been anti-dilutive.

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

SEPTEMBER 30, 2013

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

Multiple-Element Arrangements (“MEAs”): The Company accounts for contracts that have both product and installation under the MEAs guidance in ASC 605. The Company believes the volume of these contracts will continue to increase. Arrangements under such contracts include multiple deliverables, a combination of equipment and services.  The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered element has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in our control.  Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists and on estimated selling price (“ESP”) if neither VSOE or TPE exist.

•	VSOE based on its pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

•	TPE – If we cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, we use third-party evidence of selling price. We determine TPE based on sales of comparable amount of similar product or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

•	ESP – The estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis. When neither VSOE nor TPE exists for all elements, we determine ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on our pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company experienced returns of approximately 1% to 4% of material’s included in the cost of sales. As of September 30, 2013 and December 31, 2012, the Company recorded warranty liabilities in the amount of $84,943 and $69,743, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

Product warranties for the nine months ended September 30, 2013 and the year ended December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Beginning balance	$69,743	$104,423
Warranty claims incurred	(5,926)	(66,278)
Provision charged to expense	21,126	31,598
Ending balance	$84,943	$69,743

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

Stock-based compensation expense in connection with options granted to employees for the three and nine months ended September 30, 2013 and 2012 was $2,023 and $1,259, and $87,542 and $104,928, respectively.

Deferred Lease Liability

Rent expense is recorded on a straight-line basis over the term of the lease. Rent escalations and rent abatement periods during the term of the lease create a deferred lease liability which represents the excess of cumulative rent expense recorded to date over the actual rent paid to date.

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 square feet of commercial office space in Germantown, Maryland. Because we no longer have access to this subleased space, we recorded a charge of $59,937 in accrued liabilities and expenses related to this abandonment during 2011. On June 27, 2012 the subtenant exercised the option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015 and we recorded an additional charge of $132,174. The remaining liability at September 30, 2013 was $102,413 and at December 31, 2012 was $135,975.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which applies to the presentation of unrecognized tax benefits as a liability on the balance sheet when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. This ASU is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company is currently reviewing the provisions of this ASU but does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at September 30, 2013 are:

	Cost	Accumulated Amortization	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,580,963)	$1,319,037	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,580,963)	1,319,037
Goodwill – EthoStream	5,796,430	–	5,796,430
Goodwill – SSI	2,774,016	–	2,774,016
Total Goodwill	8,570,446	–	8,570,446
Total	$11,470,446	$(1,580,963)	$9,889,483

Total identifiable intangible assets acquired and their carrying values at December 31, 2012 are:

	Original Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,399,703)	$–	$1,500,297	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,399,703)	–	1,500,297
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Goodwill – SSI	5,874,016	–	(3,100,000)	2,774,016
Total Goodwill	14,670,446		(6,100,000)	8,570,446
Total	$17,570,446	$(1,399,703)	$(6,100,000)	$10,070,743

Total amortization expense charged to operations for each of the three and nine months ended September 30, 2013 and 2012 was $60,420 and $181,260.

Estimated future amortization expense as of September 30, 2013 is as follows:

Remainder of 2013	$60,420
2014	241,680
2015	241,680
2016	241,680
2017	241,680
2018 and after	291,897
Total	$1,319,037

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $14,670,446 as a result of the acquisitions of EthoStream and SSI during the year ended December 31, 2007.   The Company evaluates goodwill for impairment based on the fair value of the reporting units to which this goodwill relates at least once a year. We utilize a discounted cash flow valuation methodology (income approach) to determine the fair value of the reporting unit. Since acquisition, the Company has written off $3,000,000 and $3,100,000 of goodwill for Ethostream and Smart Systems International, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Accounts receivable	$1,805,086	$3,096,914
Allowance for doubtful accounts	(36,581)	(70,807)
Accounts receivable, net	$1,768,505	$3,026,107

NOTE E – INVENTORIES

Components of inventories as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Merchandise purchased for resale	$934,793	$768,812
Reserve for obsolescence	(72,950)	(113,900)
Inventory, net	$861,843	$654,912

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Accrued liabilities and expenses	$654,003	$717,731
Accrued payroll and payroll taxes	361,891	345,384
Accrued sales taxes, penalties, and interest	1,078,203	1,188,136
Accrued interest	3,067	21,053
Product warranties	84,943	69,743
Total	$2,182,107	$2,342,047

NOTE G – LONG TERM DEBT

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of September 30, 2013 and December 31, 2012 were $166,926 and $203,947, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. The Note contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Amounts earned under the earn-out provisions were applied against the Note on June 30, 2012 and June 30, 2013. For the periods ended June 30, 2013 and June 30, 2012, the non-cash reduction of principal calculated under these provisions and applied to the Note was $41,902 and $15,408, respectively.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding principal balance of the Note as of September 30, 2013 and December 31, 2012 was $557,914 and $684,592, respectively.

Revolving Credit Facility

On May 31, 2013, the Company entered into a Revolving Credit Facility (the “Agreement”) with Bridge Bank, NA, (the “Bank”) in a principal amount not to exceed $2,000,000. The Agreement is subject to a borrowing base that is equal to the sum of 80% of the Company’s eligible accounts receivable and 25% of the eligible inventory. On August 1, 2013 the Agreement was modified to include the eligible receivables and the eligible inventory of Ethostream. The Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the facility bears interest at Prime Rate plus 2.75%. The Company’s borrowing base at September 30, 2013 was $1,063,000 and the outstanding balance was zero. As of September 30, 2013, the Company was in violation of a financial performance covenant. The Bank has chosen not to exercise any default provisions as of November 14, 2013.

Aggregate annual future maturities of long-term debt as of September 30, 2013 are as follows:

Years ended December 31,	Amount
2013 (remainder of)	$64,367
2014	265,985
2015	280,295
2016	114,193
724,840
Less: Current portion	(262,532)
Notes payable long term	$462,308

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

SEPTEMBER 30, 2013

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

The charge to additional paid in capital for amortization of Series A discount and costs for the three and nine months ended September 30, 2013 and 2012 was $17,508 and $17,508 and $52,524 and $57,106, respectively.

For the three and nine months ended September 30, 2013 and 2012, we have accrued dividends for Series A in the amount of $18,660 and $18,660 and $35,096 and $55,568, respectively, and cumulative accrued dividends of $286,172 and $232,416, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

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

On August 4, 2010, the Company sold 267 shares of Series B with attached warrants to purchase an aggregate of 5,134,626 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,335,000 from the sale of the Series B shares.  Since the Series B may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and including accumulated dividends, has been classified as redeemable preferred stock on the condensed consolidated balance sheets. During the nine-months ended September 30, 2013, shareholders converted 167 redeemable preferred shares issued on August 4, 2010, to, in aggregate, 6,423,072 shares of common stock.

A portion of the proceeds was allocated to the warrants based on their relative fair value, which totaled $394,350 using the Black-Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $394,350 to the Series B preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model were as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 1.76%, (4) expected term of approximately 4 years, and (5) estimated fair value of Telkonet common stock of $0.109 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $788,700, were recorded as a discount and deducted from the face value of the preferred stock. The discount is being amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings). During the nine-months ended September 30, 2013, the remaining portion of the discount of approximately $123,100 was accelerated and recognized immediately as a charge to additional paid-in capital and accretion of preferred stock discounts for the 167 redeemable preferred shares converted to common stock.

On April 8, 2011, the Company sold 271 additional shares of Series B with attached warrants to purchase an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,355,000 from the sale of the Series B shares.  During the nine-month period ended September 30, 2013, all 271 of the redeemable preferred shares issued on April 8, 2011, were converted to, in aggregate, 10,423,067 shares of common stock.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

As a result of the Series B conversions during the nine months ended September 30, 2013, fewer than 50% of the Series B shares issued on the Series B Original Issuance Date remain outstanding, and the balance of the outstanding Series B shares will not become redeemable at the option of the holders.

A portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $427,895 using the Black-Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $427,895 to the Series B shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 129%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of approximately 3.5 years, and (5) estimated fair value of Telkonet common stock of $0.12 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $855,790, have been recorded as a discount and deducted from the face value of the Series B shares. The discount is being amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings). During the nine-months ended September 30, 2013, the remaining discount of approximately $261,300 was accelerated and recognized immediately as a charge to additional paid-in capital and accretion of preferred stock discounts upon the 271 redeemable preferred shares converted to common stock.

The charge to additional paid in capital for amortization of Series B discount and costs for the three and nine months ended September 30, 2013 and 2012 was $446,871 and $222,488 and $628,119 and $462,472, respectively.

For the three and nine months ended September 30, 2013 and 2012, we have accrued dividends for Series B in the amount of $73,312 and $49,730 and $141,498 and $148,106, respectively, and cumulative accrued dividends of $69,453 and $370,103 as of September 30 2013 and 2012, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. During the three-months and nine-months ended September 30, 2013, accrued dividends in the amount of $491,878 were written down and credited back to additional paid-in capital upon the redeemable preferred share conversions to common stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company.  Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $334,453 and second, Series A with a preference value of $1,211,172. Both series of preferred stock are equal in their dividend preference over common stock.

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. At each of September 30, 2013 and December 31, 2012, there were 185 shares of Series A outstanding. At September 30, 2013 and December 31, 2012, there were 55 and 493 shares of Series B outstanding, respectively.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2013 and December 31, 2012 the Company had 125,035,612 and 108,103,001 common shares issued and outstanding, respectively.

During the nine months ended September 30, 2013, 438 shares of Series B redeemable preferred stock were converted to, in aggregate, 16,846,139 shares of common stock.

During the nine months ended September 30, 2013, 86,472 warrants were exercised to an equal number of common shares. These warrants were originally granted to the Company’s placement agent in lieu of cash compensation for services performed or financing expenses in connection with the placement of the April 2011 Series B convertible preferred stock issuance.

During the nine months ended September 30, 2012, the Company issued 638,104 shares of common stock to directors and management for services performed through September 30, 2012.  These shares were valued at $102,000, which approximated the fair value of the shares when they were issued.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	175,000	4.07	$0.14	175,000	$0.14
$0.16 - $0.99	1,420,225	8.98	0.18	1,180,225	0.18
$1.00 - $5.99	140,000	2.70	3.29	140,000	3.29
	1,735,225	7.98	$0.47	1,495,225	$0.47

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2012	685,000	$1.45
Granted	915,642	0.19
Exercised	–	–
Cancelled or expired	(320,000)	1.16
Outstanding at December 31, 2012	1,280,642	$0.62
Granted	504,583	0.18
Exercised	–	–
Cancelled or expired	(50,000)	2.69
Outstanding at September 30, 2013	1,735,225	$0.47

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

There were 504,583 and 615,642 options granted and no options exercised during the nine months ended September 30, 2013 and 2012, respectively.  Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 was $2,023 and $1,259 and $87,542 and $104,928, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	7,230,778	2.37	$0.13	7,230,778	$0.13
0.33	1,628,800	1.13	0.33	1,628,800	0.33
3.00	500,336	1.86	3.00	500,336	3.00
	9,359,914	2.12	$0.32	9,359,914	$0.32

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2012	14,921,920	$0.50
Issued	–	–
Exercised	(3,115,390)	0.13
Canceled or expired	(976,114)	2.20
Outstanding at December 31, 2012	10,830,416	0.45
Issued	–	–
Exercised	(86,472)	0.13
Canceled or expired	(1,384,030)	1.36
Outstanding at September 30, 2013	9,359,914	$0.32

The Company did not issue any warrants during the nine month periods ended September 30, 2013 and 2012. During the period ended September 30, 2013, 86,472 warrants were exercised. These warrants were originally granted to the Company’s placement agent in lieu of cash compensation for services performed or financing expenses in connection with the placement of convertible preferred stock.

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

Commitments for minimum rentals under non-cancelable leases at September 30, 2013 are as follows:

2013 (remainder of)	$100,977
2014	414,267
2015	426,399
2016	169,155
2017	174,099
2018 and thereafter	410,184
Total	$1,695,081

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

Expected rent payments to be received under the sublease agreement at September 30, 2013 are as follows:

2013 (remainder of)	$33,302
2014	134,872
2015	138,919
Total	$307,093

Rental expenses charged to operations for the three and nine months ended September 30, 2013 and 2012 were $129,320 and $145,605 and $403,100 and $407,564, respectively. Rental income received for the three and nine months ended September 30, 2013 and 2012 was $33,145 and $32,180 and $97,809 and $94,958, respectively.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

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

On October 1, 2013, the Company entered into a settlement agreement with Linksmart. The Company has agreed to pay $115,000, payable in twelve installments of $9,583 due on the first of each month beginning October 1, 2013, which has been accrued by the Company in accrued liabilities and expenses as of September 30, 2013.

Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure.  Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $1,078,000 accrued as of September 30, 2013.  The Company continues to manage the liability by establishing voluntary disclosure agreements (“VDAs”) with applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $620,000, not including any applicable interest and penalties.

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

During the nine months ended September 30, 2013, the Company successfully executed and paid in full eight states totaling approximately $72,000. In addition, the Company executed VDAs with two other states and has established payment plan agreements with these states.

The following table sets forth the change in the sales tax accrual as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Balance, beginning of year	$1,188,133	$1,068,314
Collections	299,614	277,374
Provisions	(120,923)	(119,255)
Interest and penalties	7,342	32,696
Payments	(295,963)	(70,996)
Balance, end of period	$1,078,203	$1,188,133

NOTE L – BUSINESS CONCENTRATION

For the nine months ended September 30, 2013 and 2012, no single customer represented 10% or more of total net revenues.

Purchases from two major suppliers approximated $1,878,397, or 67%, of purchases, and $1,624,639, or 71%, of purchases, for the nine months ended September 30, 2013 and 2012, respectively. Total due to these suppliers, net of deposits, was approximately $286,724 as of September 30, 2013, and $152,099 as of September 30, 2012.

NOTE M – SUBSEQUENT EVENT

On October 7, 2013 the Company entered into a commercial office lease agreement. The 87 month lease, anticipated to begin December 1, 2013 or the day following the date of substantial completion of the renovations, whichever is later, provides for the lease by the Company of approximately 6,362 square feet of office space in Waukesha, Wisconsin. The initial base rent is approximately $6,097 per month and the total minimum rental commitment under this lease is anticipated to be approximately $627,956.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three and nine months ended September 30, 2013, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2012, filed April 1, 2013.

Business

Telkonet, Inc., formed in 1999 and incorporated under the laws of the state of Utah, is made up of two synergistic business divisions, EcoSmart Energy Management Technology and EthoStream High Speed Internet Access (“HSIA”) Network.

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

Telkonet’s EthoStream is one of the largest public HSIA providers in the world, providing services to more than 5.1 million users monthly across a network of greater than 2,300 locations. With a wide range of product and service offerings and one of the most comprehensive management platforms available for HSIA networks, EthoStream offers solutions for any public access location.

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

Multiple-Element Arrangements (“MEAs”): The Company accounts for contracts that have both product and installation under the MEAs guidance in ASC 605. The Company believes the volume of these contracts will continue to increase. Arrangements under such contracts include multiple deliverables, a combination of equipment and services.  The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered element has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in our control.  Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists and on estimated selling price (“ESP”) if neither VSOE or TPE exist.

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

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	September 30, 2013		September 30, 2012		Variance

Product	$2,606,464	74%	$2,161,753	66%	$444,711	21%
Recurring	901,321	26%	1,127,025	34%	(225,704)	-20%
Total	$3,507,785	100%	$3,288,778	100%	$219,007	7%

	Nine Months Ended
	September 30, 2013		September 30, 2012		Variance

Product	$7,431,715	73%	$5,481,365	63%	$1,950,350	36%
Recurring	2,799,200	27%	3,197,925	37%	(398,725)	-12%
Total	$10,230,915	100%	$8,679,290	100%	$1,551,625	18%

Product Revenue

Product revenue principally arises from the sale and installation of EcoSmart Suite of products, SmartGrid and HS IA equipment.  These include TSE, Telkonet Series 5, Telkonet iWire, and wireless networking products.  We market and sell to the hospitality, education, healthcare and government/military markets.  The Telkonet Series 5 and the Telkonet iWire products consist of the Telkonet Gateways, Telkonet Extenders, the patented Telkonet Coupler, and Telkonet iBridges.  The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products switches, outlets and a control platform.  The HSIA product suite consists of gateway servers, switches and access points.

For the three and nine months ended September 30, 2013, product revenue increased by 21% and 36% respectively, when compared to the prior year periods.  Product revenue in 2013 includes approximately $3.5 million attributed to the sale, installation of energy management products, and approximately $3.7 million for the sale and installation of HSIA products and $0.2 million of Telkonet Series 5 products. The increase in product revenue can be attributed to management’s commitment of resources to sales and marketing efforts and personnel.

Recurring Revenue

Recurring revenue is primarily attributed to recurring services. The Company recognizes revenue ratably over the service month for monthly support revenues and for annual support services over the term of the service period. The recurring revenue consists primarily of HSIA support services and advertising revenue.  Advertising revenue is based on impression-based statistics for a given period from customer site visits to the Company’s login portal page under the terms of advertising agreements entered into with third-parties.  A component of our recurring revenue is derived from fees, less payback costs, associated with approximately 1% of our hospitality customers who do not internally manage guest-related, internet transactions.

Recurring revenue includes approximately 2,300 hotels in our broadband network portfolio.  We currently support approximately 234,000 HSIA rooms.  For the three and nine months ended September 30, 2013, recurring revenue decreased by 20% and 12% when compared to the prior year periods.  The decrease of recurring revenue was attributed to a decrease in advertising revenue and management’s decision not to pursue renewing customer accounts with lower profit margins.

Cost of Sales

	Three Months Ended
	September 30, 2013		September 30, 2012		Variance

Product	$1,469,104	56%	$1,166,848	54%	$302,256	26%
Recurring	263,068	29%	292,264	26%	(29,196)	-10%
Total	$1,732,172	49%	$1,459,112	44%	$273,060	19%

	Nine Months Ended
	September 30, 2013		September 30, 2012		Variance

Product	$4,746,731	64%	$2,969,512	53%	$1,777,219	60%
Recurring	799,748	29%	858,988	27%	(59,240)	-7%
Total	$5,546,479	54%	$3,828,500	44%	$1,717,979	45%

Costs of Product Sales

Costs of product sales include equipment and installation labor related to the sale of SmartGrid and broadband networking equipment, including EcoSmart technology and Telkonet iWire.  For the three and nine months ended September 30, 2013, product costs as a percentage of sales increased by 26% and 60% when compared to the prior year periods. The variances were attributed to costs associated with the increase in product sales, materials, travel expenses and subcontractor services and salaries associated with the installations.

Costs of Recurring Revenue

Recurring costs are comprised of labor and telecommunication services for our Customer Service department. For the three and nine months ended September 30, 2013, recurring costs decreased by 10% and 7% when compared to the prior year period. The variance is attributed to the decrease in Internet Service Provider costs associated with recurring sales.

Gross Profit

	Three Months Ended
	September 30, 2013		September 30, 2012		Variance

Product	$1,137,360	44%	$994,905	46%	$142,445	14%
Recurring	638,253	71%	834,761	74%	(196,508)	-24%
Total	$1,775,613	51%	$1,829,666	56%	$(54,053)	-3%

	Nine Months Ended
	September 30, 2013		September 30, 2012		Variance

Product	$2,684,984	36%	$2,511,853	46%	$173,131	7%
Recurring	1,999,452	71%	2,338,937	73%	(339,485)	-15%
Total	$4,684,436	46%	$4,850,790	56%	$(166,354)	-3%

Gross Profit on Product Revenue

The gross profit on product revenue for the three months ended September 30, 2013 increased by 14% when compared to the prior year period. The variance was a result of increased installations on energy management and HSIA sales. The gross profit on product revenue for the nine months ended September 30, 2013 increased by 7% when compared to the prior year period. The variance was a result of increased product sales on energy management and HSIA sales.

Gross Profit on Recurring Revenue

Our gross profit associated with recurring revenue decreased by 24% and 15% for the three and nine months ended September 30, 2013.  The decrease was mainly due to a decrease in advertising revenue which yields higher gross profit margins as well as management’s decision to pursue renewing customer accounts with lower profit margins.

Operating Expenses

	Three Months Ended September 30,
	2013	2012	Variance

Total	$1,949,754	$1,324,168	$625,586	47%

	Nine Months Ended September 30,
	2013	2012	Variance

Total	$5,934,978	$4,867,017	$1,067,961	22%

During the three and nine months ended September 30, 2013, operating expenses increased by 47% and 22% when compared to the prior year periods.  The increase is the result of legal expenses associated with the Linksmart settlement, executive bonuses, continuing development of our EcoSmart Suite product line and additional sales and marketing staff.

Research and Development

	Three Months Ended September 30,
	2013	2012	Variance

Total	$306,559	$251,089	$55,470	22%

	Nine Months Ended September 30,
	2013	2012	Variance

Total	$895,992	$732,154	$163,838	22%

Our research and development costs related to both present and future products are expensed in the period incurred.  Current research and development costs are associated with product development and integration. During the three and nine months ended September 30, 2013, research and development costs increased 22% when compared to the prior year periods. The increase is due to additional expenditures for salaries, consulting, test equipment and tooling.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2013	2012	Variance

Total	$1,578,464	$1,009,814	$568,650	56%

	Nine Months Ended September 30,
	2013	2012	Variance

Total	$4,845,408	$3,937,522	$907,886	23%

During the three and nine months ended September 30, 2013, selling, general and administrative expenses increased over the comparable prior year periods by 56% and 23%.  The increase is primarily the result of expenditures for legal, sales personnel, travel, consulting fees and costs associated with sales initiatives.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending, and cash generated from operations.

Working Capital

Our working capital decreased by $1,311,632 during the nine months ended September 30, 2013 from working capital (current assets in excess of current liabilities) of $414,649 at December 31, 2012 to a working capital deficit (current liabilities in excess of current assets) of $896,983 at September 30, 2013.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426 each; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of September 30, 2013 and December 31, 2012 were $166,926 and $203,947, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014.  The Note may be prepaid in whole or in part, without penalty at any time. The Note contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Amounts earned under the earn-out provisions were applied against the Note on June 30, 2012 and June 30, 2013. For the periods ended June 30, 2013 and June 30, 2012, the non-cash reduction of principal calculated under these provisions and applied to the Note was $41,902 and $15,408, respectively.   Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding borrowings under the Note as of September 30, 2013 and December 31, 2012 were $557,914 and $684,592, respectively.

Revolving Credit Facility

On May 31, 2013, the Company entered into a Revolving Credit Facility (the “Agreement”) with Bridge Bank, NA, in a principal amount not to exceed $2,000,000. The Agreement is subject to a borrowing base that is equal to the sum of 80% of the Company’s eligible accounts receivable and 25% of the eligible inventory. On August 1, 2013 the Agreement was modified to include the eligible receivables and the eligible inventory of Ethostream. The Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the facility bears interest at Prime Rate plus 2.75%. The Company’s borrowing base at September 30, 2013 was $1,063,000 and the outstanding balance was zero. As of September 30, 2013, the Company was in violation of a financial performance covenant. The Bank has chosen not to exercise any default provisions as of November 14, 2013.

Cash Flow Analysis

Cash provided by continuing operations was $158,145 during the nine months ended September 30, 2013 and cash used in continuing operations was $211,735 during the nine months ended September 30, 2012. As of September 30, 2013, our primary capital needs included business strategy execution, inventory procurement and managing current liabilities.

Cash used in investing activities was $400,633 and $38,114 during the nine months ended September 30, 2013 and 2012, respectively. During the year ended December 31, 2012, the Company was awarded a contract that required a bonding requirement. During the nine months ended September 30, 2013, the Company satisfied this requirement with cash collateral supported by an irrevocable standby letter of credit in the amount of $382,000.

Cash used in financing activities to repay indebtedness was $121,797 during the nine months ended September 30, 2013 and cash provided by financing activities was $355,965 during the nine months ended September 30, 2012.

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

The Company continues to manage its sales tax liability of approximately $1,078,000 by establishing voluntary disclosure agreements (“VDAs”) with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $620,000 in sales tax liability, not including any applicable interest and penalties.

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

During the nine months ended September 30, 2013, the Company successfully executed and paid in full eight states totaling approximately $72,000. In addition, the Company executed VDAs with two other states and has set up payment plan agreements with these states.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements.

Acquisition or Disposition of Property and Equipment

During the nine months ended September 30, 2013, the Company had $18,633 of expenditures for equipment. The Company does not anticipate any significant purchases of property or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

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

Item 4.  Controls and Procedures.

As of September 30, 2013, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Due to the lack of a segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

During the three months ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 1, 2013, the Company entered into a settlement agreement with Linksmart. The Company has agreed to pay $115,000, payable in twelve installments of $9,583 due on the first of each month beginning October 1, 2013, which has been accrued by the Company in accrued liabilities and expenses as of September 30, 2013.

Item 1A.  Risk Factors.

There have been no material changes to risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012 in response to Item 1A of Form 10-K.

Item 5.  Other Information

At the July 12, 2013 continuation of the Company’s 2013 Annual Meeting of Shareholders, a majority of votes cast on the shareholder advisory vote on the frequency of the advisory vote on compensation of the Company’s named executive officers were voted in favor of a frequency of one year. In light of this result and in keeping with the Board of Directors’ recommendation on the proposal, the Company intends to conduct an advisory vote on compensation of the Company’s named executive officers on an annual basis until the next required vote on the frequency of shareholder votes on executive compensation. The Company is required to hold votes on frequency every six years.

Item 6.  Exhibits.

Exhibit Number	Description Of Document

10.1	Amendment to Business Finance Agreement, effective as of August 1, 2013
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: November 14, 2013	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: November 14, 2013	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

