Form 10-K
period 2013-12-31
TELKONET INC
filed 2014-03-31
CIK 1094084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

Commission file number: 001-31972

TELKONET, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0627421
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20800 Swenson Drive Suite 175, Waukesha, WI	53186
(Address of Principal Executive Offices)	(Zip Code)

(414) 223-0473

(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
None	None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒ No

Aggregate market value of the voting stock held by non-affiliates (based upon the closing sale price of $0.32 per share on the Over the Counter Bulletin Board) of the registrant as of June 28, 2013: $33,385,731.

Number of outstanding shares of the registrant’s par value $0.001 common stock as of March 22, 2014: 125,035,612.

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2013. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on June 12, 2014.

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

GENERAL

Business

Telkonet, Inc. (the ”Company”, “Telkonet”), formed in 1999 and incorporated under the laws of the state of Utah, is made up of two synergistic business divisions, EcoSmart Energy Management Technology and EthoStream High Speed Internet Access (HSIA) Network.

ECOSMART ENERGY MANAGEMENT TECHNOLOGY

Our EcoSmart Suite of products (which include Telkonet’s legacy “SmartEnergy” products) provides comprehensive savings, management and reporting of a building's room-by-room energy consumption. Telkonet's energy management products are currently installed in over 200,000 rooms in properties within the hospitality, military, educational and healthcare markets. The EcoSmart technology platform is rapidly being recognized as a leading solution-provider for reducing energy consumption and carbon footprints, and eliminating the need for new energy generation in these marketplaces – all whilst improving occupant comfort and convenience.

Controlling energy consumption can make a significant impact on a property owner’s bottom line, as heating, ventilation and air conditioning (“HVAC”) costs represent a substantial portion of a facility’s overall utility bill. Hospitality is a key market for Telkonet. According to the EPA EnergySTAR for Hospitality analysis, the median hotel uses approximately 70,000 Btu/ft2 from all energy sources. On average, America’s approximately 47,000 hotels spend $2,196 per available room each year on energy. This represents about 6 % of all operating costs. Through a strategic approach to energy efficiency, a 10 % reduction in energy consumption would have the same financial effect as increasing the average daily room rate by $0.62 in limited-service hotels and by $1.35 in full-service hotels.

Energy is very often wasted by heating and cooling rooms that are not occupied. These spaces with intermittent occupancy constitute Telkonet’s target markets, and our experience, supported by independent research, suggests these rooms are unoccupied between 30% to 70% of the time.

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

EcoCentral Virtual Engineer Command Center - the Cloud-Based Energy Management Command Center offers comprehensive facility control from anywhere and a wealth of convenient features, including EcoSmart device control, cloud-based data backup, and the ability to process room access and comfort data into usable, actionable reports.

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

EcoSmart is an energy management system that delivers optimum, individual room energy savings without compromising occupant comfort, thanks to a proprietary technology – Recovery Time™.

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

Telkonet’s EcoSmart technology may also be integrated with utility controls, property management systems and building automation systems to be used in load shedding initiatives using industry standard communication protocols to ensure widespread adoption and easy to use interfaces.  This feature provides management companies and utilities enhanced opportunities for cost savings, environmental protections and energy management.  Telkonet’s energy management systems are lowering HVAC costs in hundreds of thousands of rooms worldwide and qualify for most state and federal energy efficiency and rebate programs.

Competitive Advantages

We believe our energy management platform, with our proprietary Recovery Time™ technology, delivers extensive benefits over competing products, including:

•	Maximum energy savings - evaluating each room’s environmental conditions, including room location, window placement, humidity, time-of-day, weather conditions, and operating efficiency of HVAC equipment;

•	Longer life and reduced maintenance of HVAC units through reduced runtimes and proactive equipment monitoring;

•	Increased occupant control & comfort;

•	Simple to use and easy to read thermostat. Backlight friendly for visually impaired;

•	Web-based access with extremely powerful yet simple to use EcoCentral web interface;

•	Speed and ease of installation of in-room devices and network infrastructure;

•	Extensive range of HVAC system compatibility;

•	Adaptive learning and system programming;

•	Utility-integrated events capabilities;

•	Remote HVAC control network;

•	24/7 EcoCare remote monitoring and diagnostics services;

•	Plug load, lighting and HVAC controls;

•	Extensive 3rd-party integrations;

•	Based on industry standard software and communication protocols (Linux, ZigBee); and

•	Offers rapid return on investment, typical ROI of two to three years.

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

Industry and Market Overview

According to the U.S. Department of Energy, 18% of all the energy produced in the United States is employed to cool, heat, light, or accomplish other functions within commercial buildings.  In an effort to remain competitive and manage expenses, governments, building owners, building tenants, and companies in general are looking for ways to become more efficient both fiscally and environmentally.  The American Council for an Energy Efficient Economy reported that the cost of saving one unit of energy through energy efficiency is one-fifth (1/5) the cost required to generate that same unit of energy. As a result, we feel that the growth opportunities in the energy management market have just begun.

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
($5,228 million)

Source: Energy Information Administration, 2003

Commercial Buildings Energy Consumption Survey

Education Industry

Telkonet’s most rapidly emerging market is the educational industry as we continue to expand our presence in this marketplace through a concerted and focused approach, which involves strategic relationships with enterprise ESCOs throughout the USA. Telkonet partners with ESCOs to include our EcoSmart energy management platform for deployment within resident halls on university campuses. The ESCOs bundle our technology with other facility improvement measures designed to reduce operating costs across the entire campus, some of these initiatives provide attractive returns on customer investments, such as EcoSmart for dormitories and lighting upgrades, while others such as roofs and windows have poor returns on investment but are needed infrastructure improvements. ESCOs bundle these facility improvements into a project that has acceptable returns and meets state mandated guidelines. The ESCOs then structure self-funding financial transactions called “Performance Contracts” in which the savings are greater than the repayment costs. The ESCOs will typically guarantee the financial and operational performance in this type of engagement. This approach removes many of the capital funding issues that stand in the way of implementing energy efficient technologies and shifts the technology and performance risk from the institution to the ESCOs.

In July 2008, we entered into an agreement with New York University to implement Telkonet’s networked energy management platform to centrally manage energy consumption in its dormitories.  Telkonet worked with the University to use its existing building infrastructure to remotely manage and track energy consumption.  Approximately 4,000 rooms across 11 dormitories have been completed and have yielded run-time and energy consumption reductions, operational savings from reduced field labor expenses and extension of equipment lives.  Since this time, we have grown our Educational deployments to include such customers as the University of California Davis, Northern Oklahoma College, the Massachusetts Institute of Technology, Kansas State University, Fordham University, West Point Military Academy and Columbia University.

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

Hospitality Industry

According to EnergySTAR, the cost of energy for America's 47,000 hotels averages $2,196 per available room each year. As the cost of energy continues to increase, energy efficiency projects can provide an immediate and significant reduction in energy expenses. A 10% reduction in energy costs is equivalent to increasing revenue per available room by $0.60 for limited service hotels and by more than $2.00 for full-service hotels. With EcoSmart, Telkonet can also reduce equipment runtime in unoccupied rooms by 20 to 45% while maintaining guest comfort, making the solution uniquely suited for energy management projects in the hospitality market.

Any successful hotelier must focus on achieving the critical balance between guest comfort and operating margins--and maintaining this balance in the long-term. Telkonet's proprietary Recovery Time™ technology allows EcoSmart to maximize energy savings without compromising guest comfort. In fact, hoteliers with EcoSmart can guarantee an indoor environment unique for each property or brand, where each room returns to the guest set-point within six minutes, regardless of room assignment. This dynamic technology sets Telkonet apart from fixed setback energy management systems, where the setback temperature is a fixed temperature or a fixed deviation. Both fixed setback approaches make it extremely difficult to predict how long it will take the room to return to the set-point after the guest re-enters the room, resulting in potentially lower energy savings and uncomfortable room temperatures.

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

Utility Industry

We believe that the utility industry is one of the fastest developing market segments in the United States.  With more than $4.5 billion released to the industry through the ARRA for Smart Grid, the utility industry has become a growing percentage of our revenue, both through direct sales to utilities and partnerships with energy service companies executing state and local energy efficiency programs.  Strategic relationships with regional ESCOs are key to the continued expansion of energy efficiency initiatives. In Pike’s 2011 research report, it was estimated that the ESCO market will represent the largest segment of the energy efficient buildings industry in the coming years, with revenues more than doubling from $30.1 billion in 2011 to $66.0 billion worldwide by 2017, a projected compound annual growth rate of 14%.

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

The healthcare and government/military markets are very similar in scope when relating to energy management systems.  A key differentiator in these environments is the specific implementation that is being considered.  Each market utilizes BAS/BMS for wide scale energy management initiatives.  When specifically addressing housing environments including elderly care and assisted living environments and military dormitories or barracks, Telkonet’s EcoSmart platform is able to provide increased energy savings and efficiency.  Competitors operating in the BAS/BMS space include Honeywell, Schneider Electric, Johnson Controls, Siemens, Trane and others, many of whom Telkonet partners with to provide a comprehensive and integrated energy management solution to effectively address energy efficiency opportunities in all types of facilities.

ETHOSTREAM HIGH SPEED INTERNET ACCESS (HSIA) NETWORK

EthoStream is one of the largest public High-Speed Internet Access (“HSIA”) providers in the world, providing services to more than 8.0 million users monthly across a network of approximately 2,300 locations. With a wide range of product and service offerings and one of the most comprehensive management platforms available for HSIA networks, EthoStream offers solutions for any public access location.

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

We maintain a U.S.-based customer support center operating 24 hours a day, seven days a week, and employ a dedicated, in-house support team using integrated, web-based management tools enabling proactive industry-leading support.  We believe our customer service offerings, along with established relationships through our vendor agreements with some of the largest hospitality franchises and management groups, distinguish us from our competitors in the hospitality HSIA industry. Current customers include:

•	Benchmark Hospitality
•	Choice Hotels International
•	Crescent Hotels & Resorts
•	Destination Hotels & Resorts
•	Hilton Worldwide
•	Hyatt Hotels & Resorts
•	Intercontinental Hotels Group
•	Kohler Hospitality
•	Marcus Hotels & Resorts
•	Marriott International
•	Red Lion Hotels
•	Shaner Hospitality
•	Starwood Hotels & Resorts
•	Summit Hotel Properties
•	TMI Communications
•	Worldmark by Wyndham
•	Wyndham Hotels & Resorts

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

Competition

Telkonet’s EthoStream Hospitality Network competes with a wide variety of companies in the hospitality industry ranging from media companies to traditional HSIA solution providers.  Although this industry has many service providers, according to publicly available data, only a few HSIA service providers have significant customer bases. Those competitors include Guest-tek, Sonifi Solutions, iBahn and AT&T.

Market Outlook

We believe that growth of the EthoStream Hospitality Network will be derived from several key areas:

•	New customer growth within the full-service hospitality market and through additional preferred vendor agreements with franchisors;

•	Competitive customer acquisition through a superior product and service offering;

•	Upgrading of EthoStream’s approximately 2,300 customers due to aging equipment and standards; and

•	Ongoing sales to current customers through integration of additional in-room technologies such as lighting, telephony, media centers and energy management products.

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

On March 4, 2011, the Company sold its Series 5 power line communications product line and related business assets to Dynamic Ratings, Inc. (“Dynamic Ratings”).  The sales price was $1,000,000 in cash.  In connection with the sale, Dynamic Ratings lent $700,000 to the Company in the form of a 6% promissory note dated March 4, 2011.  Concurrently with the sale, the Company entered into a Distributorship Agreement and a Consulting Agreement with Dynamic Ratings.  Under the Distributorship Agreement, the Company was designated as a distributor of the Series 5 product to non-utility markets and will receive preferred pricing for purchases of Series 5 product.  Under the Consulting Agreement, the Company agreed to provide Dynamic Ratings with ongoing transition assistance and consulting services for the Series 5 product.  The Consulting Agreement expired on March 31, 2013. The Distributorship Agreement had an initial term that was to expire on March 31, 2014, but was automatically renewed for one year.

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

For the years ended December 31, 2013 and 2012, no single customer represented 10% or more of our revenues.  Recurring revenue distributed across a network of approximately 2,300 customers approximated $3,800,000 for the year ended December 31, 2013.

Intellectual Property

We acquired certain intellectual property by acquisition, including but not limited to, Patent No. D569, 279, titled “Thermostat.”  Patent No. D569279 issued by the USPTO in May 2008 was granted on the ornamental design of a thermostat device and expired in May 2013 . The expiration of this patent could allow third parties to launch competing products. While we viewed this patent as valuable, we do not view any single patent as material to the Company as a whole.

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

Research & Development

During the years ended December 31, 2013 and 2012, we spent $1,174,048 and $984,853, respectively, on research and development activities.  In 2013 and 2012, research and development largely focused on the development of Telkonet's EcoSmart technology; in particular, expanding the product line to include the EcoGuard and EcoSwitch as well as enhancing existing components to serve a wider range of markets and customers. Several development efforts centered around integration of third party devices and software, in addition to continued enhancement of the EcoCentral web management system. The engineering behind the EcoSmart products requires continuous development to allow Telkonet to meet the latest standards for wireless and controls technologies.

The primary focus of development within the EthoStream division is related to adjustments required by Marriott-branded properties, including a special portal and system design architecture as well as enhanced reporting. These efforts resulted in a necessary certification and will be beneficial for all current and new full-service customers moving forward.

Other Information

Employees

As of March 21, 2014, we had 98 full-time employees.  During 2013, significant positions filled included additional sales account executives, a marketing director and multiple engineering resources.  We will continue to hire additional personnel as necessary to meet future operating requirements. We anticipate that we may need to hire additional staff in the areas of customer support, field services, engineering, sales and marketing, and administration.

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

As of December 31, 2013, we had outstanding employee options to purchase a total of 1,735,225 shares of common stock at exercise prices ranging from $0.14 to $5.60 per share, with a weighted average exercise price of $0.47. As of December 31, 2013, we had warrants outstanding to purchase a total of 9,359,914 shares of common stock at exercise prices ranging from $0.13 to $3.00 per share, with a weighted average exercise price of $0.32. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of our common stock.

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

Delays in product development and introduction could result in:

•	loss of or delay in revenue and loss of market share; and

•	negative publicity and damage to our reputation and the reputation of our product offerings; and

•	decline in the average selling price of our products.

We have identified material weaknesses in our internal controls as of December 31, 2013 that, if not properly remediated, could result in material misstatements in our financial statements.

Based on an evaluation of our disclosure of internal controls and procedures as of December 31, 2013, our management has concluded that, as of such date, there were material weaknesses in our internal control over financial reporting relating to the need for a stronger internal control environment.  A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected.  Until these material weaknesses in our internal control over financial reporting are remediated, there is reasonable possibility that material misstatements of our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

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

Our success depends partly on our ability to maintain patent and trade secret protection, to obtain future patents and licenses and to operate without infringing on the proprietary rights of third parties.  There can be no assurance that the measures we have taken to protect our intellectual property rights, including intellectual property rights of third parties integrated into our Telkonet iWire System product suite and our EcoSmart suite of products will prevent misappropriation or circumvention. A patent associated with our Recovery Time™ technology expired in February 2014. To the extent any competitors are successful in creating competing technologies, this could have an adverse impact on our business and financial results. In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that our existing patents, or any patents that may be issued in the future, will provide us with significant protection against competitors.  Moreover, there can be no assurance that any patents issued to, or licensed by, us will not be infringed upon or circumvented by others.  Infringement by third parties on our proprietary technology could negatively impact our business.  Moreover, litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is in our favor.  We also rely on unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes or that we can meaningfully protect our rights to such unpatented proprietary technology.  If our competitors develop substantially equivalent technology and we are unable to enforce any intellectual property rights with respect to such technology in a cost-effective manner or at all, our business and operations would suffer significant harm.

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

In its report dated March 31, 2014, our independent registered public accounting firm’s report on our consolidated financial statements for the year ended December 31, 2013 included an explanatory paragraph relating to our ability to continue as a going concern based on our history of operating cash flow deficits, liquidity constraints and negative working capital.  Our ability to continue as a going concern is subject to our ability to generate a profit, positive operating cash flows and/or obtain necessary funding from outside sources, including by the sale of our securities or assets, or to obtain loans from financial institutions, where possible.  Our history of net operating losses and the uncertainty regarding contingent liabilities cast doubt on our ability to meet such goals.

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate acquisitions.

We are currently authorized to issue 190,000,000 shares of common stock under our Articles of Incorporation.  As of March 15, 2014, we have issued 125,035,612 shares of common stock and have approximately 21,706,278 shares of common stock committed for issuance giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock.  Due to the limited number of authorized shares available for issuance and because of the significant competition for acquisitions, we may not able to consummate an acquisition until we increase the number of shares we are authorized to issue.  To facilitate the possibility and flexibility of raising additional capital or the completion of potential acquisitions, we would need to seek stockholder approval to increase the number of our authorized shares of common stock.  We can provide no assurance that we will succeed in amending our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue.

We have a history of operating losses and an accumulated deficit and may incur losses in the foreseeable future.

Since inception through December 31, 2013, we have incurred cumulative losses of $121,948,847 and have never generated enough funds through operations to support our business. For the year ended December 31, 2013, we had an operating cash flow of $2,641. As of December 31, 2013, we have a working capital deficit (current liabilities in excess of current assets) of $570,401.  Because of the numerous risks and uncertainties associated with our technology, the industry in which we operate, and other factors, we are unable to predict the extent of any future losses or if we will remain profitable.  If we are unable to generate sufficient revenues from our operations to meet our working capital requirements, we expect to finance our future cash needs through public or debt financings.  We cannot be certain that additional funding will be available on acceptable terms, or at all.

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

In connection with the preparation of the Annual Report on Form 10-K, the management of the Company assessed and determined that the estimated carrying value of the Company’s Smart Systems International reporting unit exceeded its estimated fair value. As a result, the Company recorded a material impairment charge of $2.8 million to goodwill for the year ended December 31, 2013. The impairment charge resulted in eliminating the remaining balance of Smart Systems International reporting unit asset. We have goodwill and intangible assets of approximately $5.8 million and $1.3 million, respectively, at December 31, 2013, resulting from past acquisitions.  We evaluate this goodwill for impairment based on the fair value of the reporting units to which this goodwill relates at least once a year during the fourth quarter, or more frequently if conditions exist that indicate a potential impairment.  This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those reporting units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the reporting units.  These changes could result in an additional impairment of the existing goodwill balance in the future that could require a material non-cash charge to our results of operations.

Our failure to comply with covenants under debt instruments could trigger prepayment obligations or other penalties.

Our failure to comply with the covenants under our debt instruments could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date or could result in other penalties.  If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. On May 31, 2013, we entered into a Revolving Credit Facility (the “Agreement”) with Bridge Bank, NA (the “Bank”). As of September 30 and December 31, 2013, we were in violation of a financial performance covenant under the Agreement. The outstanding balance at March 31, 2014 is $200,000. The Company is currently in negotiations with the Bank to modify the existing Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources” for more information regarding the Agreement.

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

We have a $300,000 loan agreement with the State of Wisconsin’s Department of Commerce that matures in December 2016.  Our debt agreement contains certain events of default, including, among other things, failure to pay, violation of covenants, and certain other expressly enumerated events.  The State of Wisconsin holds a first priority security interest in our assets. If we were to trigger an event of default under the agreement, it would have a significant negative impact on our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company presently leases approximately 14,000 square feet of office space in Milwaukee, Wisconsin for its operations facility.  The Milwaukee lease expires in March 2020.

The Company presently leases 16,416 square feet of commercial office space in Germantown, Maryland.  The lease commitments expire in December 2015. On July 15, 2011, the Company executed a sublease agreement for 11,626 square feet of commercial office space in Germantown, Maryland and ceased utilizing this space for the Company’s benefit. Because we no longer have access to this subleased space, we recorded a charge of $59,937 in accrued liabilities and expenses related to this abandonment during 2011. On June 27, 2012 the subtenant exercised the option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015 and we recorded an additional charge of $132,174 during the year ended December 31, 2012. The remaining liability at December 31, 2013 and 2012 was $91,981 and $135,975, respectively.

On October 7, 2013 the Company entered into a commercial office lease agreement. The 87 month lease, provides the Company approximately 6,362 square feet of office space in Waukesha, Wisconsin to be used for its corporate headquarters. The initial base rent is approximately $6,097 per month and the total minimum rental commitment under this lease is anticipated to be approximately $627,956.

ITEM 3.  LEGAL PROCEEDINGS.

Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc.

On July 1, 2008, Linksmart Wireless Technology, LLC, or Linksmart, filed a civil lawsuit in the Eastern District of Texas against EthoStream, LLC, our wholly-owned subsidiary and 22 other defendants (Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc., et al, U.S. District Court, for the Eastern District of Texas, Marshall Division, No. 2:08-cv-00264).  This lawsuit alleged that the defendants’ services infringed a wireless network security patent held by Linksmart.

Defendant Ramada Worldwide, Inc. provided us with notice of the suit and demanded that we defend and indemnify it pursuant to indemnification provisions of a vendor direct supplier agreement between EthoStream and WWC Supplier Services, Inc., a Ramada affiliate. After a review of that agreement, it was determined that EthoStream owed the duty to defend and indemnify with respect to services provided by Telkonet to Ramada and it assumed Ramada’s defense.

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

On October 1, 2013, the Company entered into a settlement agreement with Linksmart. The Company has agreed to pay $115,000, payable in twelve installments of $9,583 due on the first of each month beginning October 1, 2013.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “TKOI.”

The following table sets forth the quarterly high and low bid prices for our common stock for the years ended December 31, 2013 and 2012.

	High	Low
Year Ended December 31, 2013
First Quarter	$0.34	$0.13
Second Quarter	0.33	0.17
Third Quarter	0.32	0.22
Fourth Quarter	0.28	0.16
Year Ended December 31, 2012
First Quarter	$0.23	$0.14
Second Quarter	0.21	0.13
Third Quarter	0.21	0.12
Fourth Quarter	0.18	0.13

Record Holders

As of March 21, 2014, we had 206 record holders of our common stock and 125,035,612 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,735,225	$0.43	5,947,553
Equity compensation plans not approved by security holders	-	-	-

Total	1,735,225	$0.43	5,947,553

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

Revenue Recognition

For revenue from product sales, we recognize revenue in accordance with ASC 605-10, “Revenue Recognition” and ASC 605-10-S99 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

•	VSOE – Based on its pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

•	TPE – If we cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, we use third-party evidence of selling price. We determine TPE based on sales of comparable amount of similar product or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

•	ESP – The estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis. When neither VSOE nor TPE exists for all elements, we determine ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on our pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

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

We provide call center support services to properties installed by us and also to properties installed by other providers. In addition, we provide the property with the portal to access the Internet. We receive monthly service fees from such properties for our services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts.  We report such revenues as recurring revenues.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made.  During the years ended December 31, 2013 and 2012, the Company experienced approximately between 1% and 4% of returns related to product warranties. As of December 31, 2013 and 2012, the Company recorded warranty liabilities in the amount of $77,943 and $69,743, respectively, using this experience factor range.

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

Significant assumptions used in our goodwill impairment test at December 31, 2013 and 2012 included:  expected revenue growth rates, reporting unit profit margins, working capital levels, discount rates of 12.4% and 12.9% for Ethostream and 21.8% and 17.5% for SSI, respectively, and a terminal value multiple. The expected future revenue growth rates and the expected reporting unit profit margins were determined after considering our historical revenue growth rates and reporting unit profit margins, our assessment of future market potential, and our expectations of future business performance. At December 31, 2013, the Company determined that the value of Smart Systems International’s goodwill was impaired based upon management’s assessment of operating results and forecasted discounted cash flow and has recorded an impairment charge of $2,774,016. The goodwill and intangible asset impairment charge was non-cash in nature and did not impact our liquidity, cash flows provided by operating activities or future operations.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows which the assets are expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.

Contingent Liabilities - Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure.  Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company had approximately $1,100,000 and $1,200,000 accrued for this exposure as of December 31, 2013 and 2012, respectively.

The Company continues to manage the liability by establishing voluntary disclosure agreements (VDAs) with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $450,000, not including any applicable interest and penalties.

During 2012, the Company successfully executed and paid in full VDAs in five states totaling approximately $23,000 and is current with the subsequent filing requirements.

During 2013, the Company successfully executed and paid in full VDAs in fourteen states totaling approximately $263,000 and is current with the subsequent filing requirements. VDAs have been submitted with an additional fifteen states and the Company is awaiting notification of acceptance. Two states offer no voluntarily disclosure program.

EBITDA

The Company defines EBITDA as net income (loss), excluding income tax expense (benefit), interest expense, interest income, and depreciation and amortization expense. Management believes that certain non-GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization and other non-operating income and expenses (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results.

RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA

FOR THE YEARS ENDED DECEMBER 31,

(Unaudited)

	2013	2012
Net income (loss)	$(3,994,731)	$390,080
Interest expense, net	18,141	26,274
(Benefit) provision for income taxes	349,823	(31,271)
Depreciation and amortization	258,517	260,830
EBITDA	(3,368,250)	645,913
Adjustments:
Gain on sale of product line	(41,902)	(15,408)
Impairment of goodwill	2,774,016	–
Stock-based compensation	89,565	201,643
Adjusted EBITDA	$(546,571)	$832,148

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

The table below outlines our product versus recurring revenues for comparable periods:

	Year Ended December 31,
	2013		2012		Variance

Product	$10,123,407	73%	$8,537,170	67%	$1,586,237	19%
Recurring	3,766,439	27%	4,221,206	33%	(454,767)	-11%
Total	$13,889,846	100%	$12,758,376	100%	$1,131,470	9%

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

For the year ended December 31, 2013, product revenue increased $1.59 million when compared to the prior year.  Product revenue in 2013 included approximately $5.00 million attributed to the sale and installation of energy management products, approximately $4.97 million for the sale and installation of HSIA products, and approximately $0.15 million attributable to the sale of Telkonet Series 5 Smart Grid products.  The increase in product revenue can be attributed to management’s commitment of resources to sales and marketing efforts and personnel.

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

Recurring revenue includes approximately 2,300 hotels in our broadband network portfolio.  We currently support approximately 234,000 HSIA rooms, with approximately 8.0 million monthly users.  For the year ended December 31, 2013, recurring revenue decreased by 11% when compared to the prior year.  The decrease of recurring revenue was primarily attributed to a $0.15 million decrease in advertising revenue and a $0.30 million decrease due to a reduction of HSIA customers. The reduction of HSIA customers can be attributed to management’s decision not to pursue renewing customer accounts with lower profit margins.

Cost of Sales

	Year ended December 31,
	2013		2012		Variance

Product	$6,034,294	60%	$4,726,241	55%	$1,308,053	28%
Recurring	1,069,558	28%	1,178,077	28%	(108,519)	-9%
Total	$7,103,852	51%	$5,904,318	46%	$1,199,534	20%

Costs of Product Sales

Costs of product sales include equipment and installation labor related to the sale of SmartGrid and broadband networking equipment, including EcoSmart technology and Telkonet iWire.  For the year ended December 31, 2013, cost of product sales increased by 28% when compared to the prior year. The increase was attributed to the additional cost of materials associated with the increase in product sales as well as salaries and travel expenses associated with the installations.

Costs of Recurring Revenue

Recurring costs are comprised of labor and telecommunication services for our Customer Service department.  For the year ended December 31, 2013, costs of recurring revenue decreased by 9% when compared to the prior year.  This variance is partially attributed to $0.19 million decrease in Internet Service Provider costs. The majority of the decrease in costs of recurring revenue was associated with management’s decision not to pursue renewing customer accounts with lower profit margins. The decrease was partially offset by an increase in salaries and wages.

Gross Profit

	Year ended December 31,
	2013		2012		Variance

Product	$4,089,113	40%	$3,810,929	45%	$278,184	7%
Recurring	2,696,881	72%	3,043,129	72%	(346,248)	-11%
Total	$6,785,994	49%	$6,854,058	54%	$(68,064)	-1%

Gross Profit on Product Revenue

Gross profit on product revenue for the year ended December 31, 2013 increased by 7% compared to the prior year period. The variance was a result of increased product sales and installations. Gross profit as a percentage of sales decreased approximately 5% for the year ended December 31, 2013. The decrease is attributed to the lower margins on HSIA product compared to energy management product. HSIA product revenue grew by approximately $2.10 million for the year ended December 31, 2013.

Gross Profit on Recurring Revenue

For the year ended December 31, 2013, our gross profit decreased by 11% when compared to the prior year.  The variance was mainly attributed to a $0.15 million decrease in advertising revenue which yields higher gross margins.

Operating Expenses

	Year ended December 31,
	2013	2012	Variance

Total	$10,454,663	$6,484,383	$3,970,280	61%

The Company’s operating expenses are comprised of research and development, selling, general and administrative expenses, goodwill impairment and depreciation and amortization expense. During the year ended December 31, 2013, operating expenses increased by 61% when compared to the prior year.  This increase is primarily related to a non-cash goodwill impairment charge on Smart Systems International of $2.77 million in 2013. Excluding this non-cash charge, operating expenses would have increased by $1.20 million or 18%.

Research and Development

	Year ended December 31,
	2013	2012	Variance

Total	$1,174,048	$984,853	$189,195	19%

Our research and development costs related to both present and future products are expensed in the period incurred.  Total expenses for research and development increased by 19% for the year ended December 31, 2013. This increase is attributed to additional expenditures for salaries, consulting fees, and certification and testing costs associated with the continued development of our next generation energy efficiency products.

Selling, General and Administrative Expenses

	Year ended December 31,
	2013	2012	Variance

Total	$6,248,082	$5,238,700	$1,009,382	19%

Selling, general and administrative expenses increased for the year ended December 31, 2013 over the prior year by 19%. The majority of this increase was attributed to salaries and wages of approximately $0.40 million, commissions of approximately $0.17 million, the Linksmart Wireless Technology, LLC litigation settlement of approximately $0.12 million and bad debts of approximately $0.19 million.

Goodwill Impairment

	Year ended December 31,
	2013	2012	Variance

Total	$2,774,016	$0	$2,774,016	100%

During the year ended December 31, 2013, the Company recorded a $2.77 million goodwill impairment charge on Smart Systems International.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital (current assets in excess of current liabilities) decreased by $985,050 during the year ended December 31, 2013 from a working capital surplus of $414,649 at December 31, 2012 to working a capital deficit of $570,401 at December 31, 2013.

Series A Preferred

The Company has designated 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Under certain circumstances, on November 19, 2014 and for a period of 180 days thereafter, we may be required to redeem the shares of Series A for $5,000 per share plus any accrued but unpaid dividends. The aggregate redemption price payable to holders of shares of Series A will be payable by the Company in three equal annual installments. The first of these three installments will be due within 60 days of the requisite holders’ written notice requesting redemption. For information regarding the Series A, please see Note I of the notes to consolidated financial statements.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company shall pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of December 31, 2013 and 2012 were $154,463 and $203,947, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. The Note contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Amounts earned under the earn-out provisions were applied against the Note on June 30, 2012 and June 30, 2013. For the periods ended June 30, 2013 and June 30, 2012, the non-cash reduction of principal calculated under these provisions and applied to the Note was $41,902 and $15,408, respectively.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding principal balance of the Note as of December 31, 2013 and 2012 was $506,024 and $684,592, respectively.

Revolving Credit Facility

On May 31, 2013, the Company entered into a Revolving Credit Facility (the “Agreement”) with Bridge Bank, NA, (the “Bank”) in a principal amount not to exceed $2,000,000. The Agreement is subject to a borrowing base that is equal to the sum of 80% of the Company’s eligible accounts receivable and 25% of the eligible inventory. On August 1, 2013 the Agreement was modified to include the eligible receivables and the eligible inventory of Ethostream. The Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the facility bears interest at Prime Rate plus 2.75%. The Company’s borrowing base at December 31, 2013 was approximately $791,000 and the outstanding balance was zero. As of September 30 and December 31, 2013, the Company was in violation of a financial performance covenant. The outstanding balance at March 31, 2014 is $200,000. The Company is currently in negotiations with the Bank to modify the existing Agreement.

Cash flow analysis

Cash provided by operations was $2,641 during the year ended December 31, 2013 and cash used in operations was $188,985 during the year ended December 31, 2012. As of December 31, 2013, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, funding performance bonds and managing current liabilities.

Cash used in investing activities was $407,577 during the year ended December 31, 2013 and cash provided by investing activities was $47,905 during the year ended December 31, 2012. During the year ended December 31, 2012, the Company was awarded a contract that included a bonding requirement. During the year ended December 31, 2013, the Company satisfied this requirement with cash collateral supported by an irrevocable standby letter of credit in the amount of $382,000.

Cash used in financing activities to repay indebtedness was $186,150 during the year ended December 31, 2013. Cash provided by financing activities was $343,747 during the year ended December 31, 2012. The Company received proceeds of $405,000 from the exercise of 3,115,390 Series B Convertible Redeemable Preferred Stock warrants for common stock during 2012.

We are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Our independent registered public accounting firm’s report on our consolidated financial statements for the year ended December 31, 2013 includes an explanatory paragraph relating to our ability to continue as a going concern. We have incurred operating losses and operating cashflow deficits in past years and we are dependent upon our ability to continue profitable operations and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible.  These factors, among others, raise doubt about our ability to continue as a going concern and may also affect our ability to obtain financing in the future.

Management expects that global economic conditions will continue to present a challenging operating environment through 2014; therefore working capital management will continue to be a high priority for 2014.

The Company continues to manage the approximate $1,100,000 sales tax liability by establishing VDAs with the applicable states, which establish a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $450,000, not including any applicable interest and penalties.

During 2013, the Company successfully executed and paid in full VDAs in fourteen states totaling approximately $263,000 and is current with the subsequent filing requirements. The Company has submitted VDAs with an additional fifteen states and awaits notification of acceptance. Two states offer no voluntarily disclosure program. During 2012, the Company successfully executed and paid in full VDAs in five states totaling approximately $23,000 and is current with the subsequent filing requirements. The Company has submitted VDAs with an additional twenty-seven states and awaits notification of acceptance. The Company also confirmed that one customer had self-assessed, further reducing our liability and expense associated with that liability by approximately $151,000.

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

None.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and Notes thereto commencing on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 3, 2013, the Audit Committee of the Board of Directors of the Company dismissed Baker Tilly Virchow Krause, LLP (“Baker Tilly”) as the Company’s independent registered public accounting firm, and appointed BDO USA, LLP (“BDO”) as the Company’s new independent registered public accounting firm.

Baker Tilly’s reports on the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope, or accounting principle, except that the reports of Baker Tilly on the Company’s consolidated financial statements for each of fiscal year 2012 and fiscal year 2011 contained an explanatory paragraph, which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2012 and 2011, and the subsequent interim period through June 3, 2013, there were no disagreements between the Company and Baker Tilly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Baker Tilly’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements of the Company for such years.

In connection with its audit of the Company's consolidated financial statements for the years ended December 31, 2012 and 2011, Baker Tilly noted in its required communications to the Company and the Audit Committee of the Board of Directors that they had found material weaknesses in the Company's internal control over financial reporting, noting internal controls necessary for the company to develop reliable financial statements did not exist. No other reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during the fiscal years ended December 31, 2012 and 2011 or during the subsequent interim period through June 03, 2013.

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

With the participation of our Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, failure to implement adequate internal control over financial reporting and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  We do expect to retain additional personnel to remediate these control deficiencies in the future.

These control deficiencies could result in a misstatement of account balances resulting in a more than remote likelihood that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above constitute material weaknesses.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2013 and 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the years ended December 31, 2013 and 2012 are fairly stated, in all material respects, in accordance with GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

During the year ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Pursuant to General Instruction G(3), information on directors and executive officers of the Registrant and corporate governance matters is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 12, 2014.

Code of Ethics

The Board has approved, and Telkonet has adopted, a Code of Ethics that applies to all directors, officers and employees of the Company. A copy of the Company’s Code of Ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (filed with the Securities and Exchange Commission on March 30, 2004). In addition, the Company will provide a copy of its Code of Ethics free of charge upon request to any person submitting a written request to the Company’s Chief Executive Officer.

ITEM 11.  EXECUTIVE COMPENSATION.

Pursuant to General Instruction G(3), information on executive compensation is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 12, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners and management and related stockholder matters are incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 12, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 12, 2014.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pursuant to General Instruction G(3), information on principal accounting fees and services is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 12, 2014.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of BDO USA, LLP on Consolidated Financial Statements as of and for the year ended December 31, 2013

Report of Baker Tilly Virchow Krause LLP on Consolidated Financial Statements as of and for the year ended December 31, 2012

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years ended December 31, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for Years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

Additional Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes

	(3)	Exhibits required to be filed by Item 601 of Regulation S-K

See Exhibit Index located immediately following this Item 15

The exhibits filed herewith are attached hereto (except as noted) and those indicated on the Exhibit Index which are not filed herewith were previously filed with the Securities and Exchange Commission as indicated and are incorporated herein by reference.

EXHIBIT INDEX

The following exhibits are included herein or incorporated by reference:

Exhibit Number	Description Of Document
2.1	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K filed on March 2, 2007)
2.2	Unit Purchase Agreement by and among Telkonet, Inc., EthoStream, LLC and the members of EthoStream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K filed on March 16, 2007)
2.3	Asset Purchase Agreement by and between Telkonet Inc. and Dynamic Ratings, Inc. dated as of March 4, 2011(incorporated by reference to our Form 8-K filed on March 9, 2011)
3.1	Articles of Incorporation of the Company (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 30, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Company (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003
3.3	Amendment to Articles of Incorporation (incorporated by reference to our Form 8-K (No. 001-31972), filed November 18, 2009)
3.4	Amendment to the Articles of Incorporation (incorporated by reference to our Form 8-K filed on August 9, 2010)
3.5	Amendment to the Articles of Incorporation, (incorporated by reference to our Form 8-K filed on April 13, 2011)
3.6	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
3.7	Amendment to the Articles of Incorporation filed with the Secretary of State of Utah (incorporated by reference to our Form 8-K filed on April 8, 2011)
4.1	Senior Convertible Note by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.2	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K (No. 001-31972), filed on September 6, 2006)
4.4	Form of Accelerated Payment Option Warrant to Purchase Common Stock (incorporated by reference to our Registration Statement on Form S-3 (No. 333-137703), filed on September 29, 2006)
4.5	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008)
4.6	Promissory Note, dated September 11, 2009, by and between Telkonet Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
4.7	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on November 18, 2009)
4.8	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on August 9, 2009)
4.9	Promissory Note, dated March 4, 2011, issued by Telkonet Inc. to Dynamic Ratings, Inc (incorporated by reference to our Form 8-K filed on March 9, 2011)
4.10	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on April 8, 2011)
10.1	Amended and Restated Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-161909), filed on September 14, 2009)
10.2	Loan Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
10.3	General Business Security Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
10.4	Series A Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.5	Series A Convertible Redeemable Preferred Stock Registration Rights Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.6	Form of Executive Officer Reimbursement Agreement (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.7	Form of Director and Officer Indemnification Agreement (incorporated by reference to our Form 10-K filed on March 31, 2010)
10.8	Series B Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K filed on August 9, 2010)

10.9	Series B Convertible Redeemable Preferred Stock Registration Rights Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.10	Form of Executive Officer Reimbursement Agreement (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.11	Form of Transition Agreement and Release (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.12	2010 Stock Option and Incentive Plan (incorporated by reference to our Definitive Proxy Statement filed on September 29, 2010)
10.13	Distribution Agreement by and between, Telkonet Inc. and Dynamic Ratings, Inc., dated as of March 4, 2011(incorporated by reference to our Form 8-K filed on March 9, 2011)
10.14	Consulting Agreement by and between Telkonet Inc. and Dynamic Ratings, Inc, dated as of March 4, 2011 (incorporated by reference to our Form 8-K filed on March 9, 2011)
10.15	Securities Purchase Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein, (incorporated by reference to our Form 8-K filed on April 8, 2011)
10.16	Registration Rights Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein, (incorporated by reference to our Form 8-K filed on April 8, 2011)
*10.17	Employment Agreement by and between Telkonet, Inc. and Jason L. Tienor, dated as of May 1, 2013 (incorporated by reference to our Form 8-K filed May 14, 2013)
*10.18	Employment Agreement by and between Telkonet, Inc. and Jeffrey J. Sobieski, dated as of May 1, 2013 (incorporated by reference to our Form 8-K filed May 14, 2013)
*10.19	Employment Agreement by and between Telkonet, Inc. and Richard E. Mushrush, dated as of May 1, 2013 (incorporated by reference to our Form 8-K filed May 14, 2013)
*10.20	Employment Agreement by and between Telkonet, Inc. and Matthew P. Koch, dated as of May 1, 2013 (incorporated by reference to our Form 8-K filed May 14, 2013)
*10.21	Employment Agreement by and between Telkonet, Inc. and Gerrit J. Reinders, dated as of May 1, 2013 (incorporated by reference to our Form 8-K filed May 14, 2013)
10.22	Amendment to Consulting Agreement, dated April 30, 2013, by and between Telkonet, Inc. and Dynamic Ratings, Inc. (incorporated by reference to our Form 8-K filed June 6, 2013)
10.23	Business Financing Agreement, dated May 31, 2013, by and between Telkonet, Inc. and Bridge Bank N.A.(incorporated by reference to our Form 8-K filed June 6, 2013)
14	Code of Ethics (incorporated by reference to our Form 10-KSB (No. 001-31972), filed on March 30, 2004)
21	Telkonet, Inc. Subsidiaries (incorporated by reference to our Form 10-K (No. 001-31972) filed March 16, 2007)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
23.2	Consent of Baker Tilly Virchow Krause LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELKONET, INC.

Dated: March 31, 2014	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason L. Tienor	Chief Executive Officer and Director	March 31, 2014
Jason Tienor	(principal executive officer)

/s/ Richard E. Mushrush	Controller & Acting Chief Financial Officer	March 31, 2014
Richard E. Mushrush	(principal financial officer) (principal accounting officer)

/s/ / William H. Davis	Chairman of the Board	March 31, 2014
William H. Davis

/s/ Glenn A. Garland	Director	March 31, 2014
Glenn A. Garland

/s/ Tim S. Ledwick	Director	March 31, 2014
Tim S. Ledwick

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

TELKONET, INC.

F-1

TELKONET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Telkonet, Inc.

Waukesha, Wisconsin

We have audited the accompanying consolidated balance sheet of Telkonet, Inc. (the “Company”) as of December 31, 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has a history of losses from operations, a working capital deficiency, and an accumulated deficit of $121,948,847 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Milwaukee, Wisconsin

March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Telkonet, Inc.

Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Telkonet, Inc. (the "Company") as of December 31, 2012 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. as of December 31, 2012 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has a history of operating losses and negative cash flows from operations, and an accumulated deficit of $117,954,116 that raise substantial doubt about the Company's ability to continue as a going concern as of December 31, 2012. In order to sustain continued operations and meet its obligations, the Company is dependent on the availability of future funding and maintaining profitability. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin

April 1, 2013

TELKONET, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$572,672	$1,163,758
Restricted cash on deposit	382,000	–
Accounts receivable, net	1,659,756	3,026,107
Inventories	939,382	654,912
Prepaid expenses	171,216	189,879
Total current assets	3,725,026	5,034,656

Property and equipment, net	44,638	35,898

Other assets:
Goodwill	5,796,430	8,570,446
Intangible assets, net	1,258,617	1,500,297
Deposits	34,238	34,238
Total other assets	7,089,285	10,104,981

Total Assets	$10,858,949	$15,175,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,843,589	$1,967,030
Notes payable – current	265,985	74,611
Accrued liabilities and expenses	1,997,157	2,342,047
Deferred revenues	111,291	117,556
Customer deposits	77,405	118,763
Total current liabilities	4,295,427	4,620,007

Long-term liabilities:
Deferred lease liability	130,920	133,609
Notes payable – long term	394,502	813,928
Deferred income taxes	335,275	–
Total long-term liabilities	860,697	947,537

Redeemable preferred stock: 15,000,000 shares authorized, par value $.001 per share
Series A; 215 shares issued, 185 shares outstanding at December 31, 2013 and 2012, respectively, preference in liquidation of $1,229,832 and $1,176,076 as of December 31, 2013 and 2012, respectively	1,165,625	1,041,837
Series B; 538 shares issued, 493 shares outstanding at December 31, 2012, preference in liquidation of $2,884,833 as of December 31, 2012	–	2,223,752
Total redeemable preferred stock	1,165,625	3,265,589

Commitments and contingencies

Stockholders’ Equity
Series B preferred stock; 538 shares issued, 55 shares outstanding at December 31, 2013, preference in liquidation of $350,005 as of December 31, 2013	324,063	–
Common stock, par value $.001 per share; 190,000,000 shares authorized; 125,035,612 and 108,103,001 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	125,035	108,103
Additional paid-in-capital	126,036,949	124,188,415
Accumulated deficit	(121,948,847)	(117,954,116)
Total stockholders’ equity	4,537,200	6,342,402

Total Liabilities and Stockholders’ Equity	$10,858,949	$15,175,535

See accompanying notes to consolidated financial statements.

TELKONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Revenues, net:
Product	$10,123,407	$8,537,170
Recurring	3,766,439	4,221,206
Total Net Revenues	13,889,846	12,758,376

Cost of Sales:
Product	6,034,294	4,726,241
Recurring	1,069,558	1,178,077
Total Cost of Sales	7,103,852	5,904,318

Gross Profit	6,785,994	6,854,058

Operating Expenses:
Research and development	1,174,048	984,853
Selling, general and administrative	6,248,082	5,238,700
Impairment of goodwill	2,774,016	–
Depreciation and amortization	258,517	260,830
Total Operating Expenses	10,454,663	6,484,383

(Loss) Income from Operations	(3,668,669)	369,675

Other (Expenses) Income:
Interest income (expense), net	(18,141)	(26,274)
Gain on sale of product line	41,902	15,408
Total Other Income (Expense)	23,761	(10,866)

(Loss) Income Before Provision for Income Taxes	(3,644,908)	358,809

Provision (Benefit) for Income Taxes	349,823	(31,271)

Net (Loss) Income	(3,994,731)	390,080

Accretion of preferred dividends and discount	(905,977)	(897,638)

Net loss attributable to common stockholders	$(4,900,708)	$(507,558)

Net loss per common share:
Net loss attributable to common stockholders per common share – basic	$(0.04)	$0.00
Net loss attributable to common stockholders per common share – diluted	$(0.04)	$0.00
Weighted Average Common Shares Outstanding – basic	114,670,433	105,788,739
Weighted Average Common Shares Outstanding – diluted	114,670,433	107,387,408

See accompanying notes to consolidated financial statements.

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2012	104,349,507	$104,350	$124,483,163	$(118,344,196)	$6,243,317

Shares issued to directors and management at approximately $0.16 per share	638,104	637	101,363	–	102,000

Stock-based compensation expense related to employee stock options	–	–	99,643	–	99,643

Shares issued to preferred stockholders for warrants exercised at $0.13 per share	3,115,390	3,116	401,884	–	405,000

Accretion of redeemable preferred stock discount	–	–	(625,574)	–	(625,574)

Accretion of redeemable preferred stock dividends	–	–	(272,064)	–	(272,064)

Net income	–	–	–	390,080	390,080

Balance at December 31, 2012	108,103,001	$108,103	$124,188,415	$(117,954,116)	$6,342,402

See accompanying notes to the consolidated financial statements.

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Series B Preferred Stock Shares	Series B Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2013	–	$–	108,103,001	$108,103	$124,188,415	$(117,954,116)	$6,342,402

Stock-based compensation expense related to employee stock options	–	–	–	–	89,565	–	89,565

Shares issued on conversion of preferred stock at approximately $0.13 per share	–	–	16,846,139	16,846	2,665,032	–	2,681,878

Shares issued for cashless Series B warrants exercised	–	–	86,472	86	(86)	–	–

Accretion of redeemable preferred stock discount	–	–	–	–	(705,170)	–	(705,170)

Accretion of redeemable preferred stock dividends	–	–	–	–	(200,807)	–	(200,807)

Reclassification from temporary equity to permanent equity	55	324,063	–	–	–	–	324,063

Net loss	–	–	–	–	–	(3,994,731)	(3,994,731)

Balance at December 31, 2013	55	$324,063	125,035,612	$125,035	$126,036,949	$(121,948,847)	$4,537,200

See accompanying notes to the consolidated financial statements.

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Cash Flows from Operating Activities:
Net (loss) income	$(3,994,731)	$390,080

Adjustments to reconcile net (loss) income from operations to cash provided by (used in) operating activities:
Gain on sale of product line	(41,902)	(15,408)
Provision for lease loss	–	132,174
Stock-based compensation expense	89,565	201,643
Depreciation	16,837	19,150
Amortization	241,680	241,680
Provision for doubtful accounts	197,151	7,637
Deferred income taxes	335,275	–
Goodwill impairment	2,774,016	–

Changes in assets and liabilities:
Accounts receivable	1,169,200	(1,727,733)
Inventories	(284,470)	(332,702)
Prepaid expenses	18,663	(32,214)
Accounts payable	(123,441)	718,644
Accrued liabilities and expenses	(344,890)	33,665
Deferred revenue	(6,265)	62,027
Customer deposits	(41,358)	97,399
Deferred lease liability	(2,689)	14,973
Net Cash Provided By (Used In) Operating Activities	2,641	(188,985)

Cash Flows From Investing Activities:
Purchase of property and equipment	(25,577)	(43,095)
Deposits of restricted cash	(382,000)	91,000
Net Cash (Used In) Provided By Investing Activities	(407,577)	47,905

Cash Flows From Financing Activities:
Payments on notes payable	(186,150)	(61,253)
Proceeds from exercise of warrants	–	405,000
Net Cash (Used In) Provided By Financing Activities	(186,150)	343,747

Net (decrease) increase in cash and cash equivalents	(591,086)	202,667
Cash and cash equivalents at the beginning of the year	1,163,758	961,091
Cash and cash equivalents at the end of the year	$572,672	$1,163,758

 See accompanying notes to consolidated financial statements.

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the year for interest	$29,064	$18,320
Cash paid during the year for income taxes	9,967	28,729
Non-cash transactions:
Accretion of discount on redeemable preferred stock	705,170	625,574
Accretion of dividends on redeemable preferred stock	200,807	272,064
Conversion of preferred stock to common stock	2,681,878	–

See accompanying notes to consolidated financial statements.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company reported a net loss of $3,994,731 for the year ended December 31, 2013, and has an accumulated deficit of $121,948,847 and total current liabilities in excess of current assets of $570,401 as of December 31, 2013.

Our ability to continue as a going concern is subject to our ability to consistently generate a profit and positive operating cash flows and/or obtain necessary funding from outside sources, including by the sale of our securities or assets, or obtaining loans from financial institutions, where possible.  We may also experience net operating losses in the future and the uncertainty regarding contingent liabilities cast doubt on our ability to satisfy such liabilities and the Company cannot make any representations for fiscal 2014 and beyond. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Anticipated cash flows from operations may be insufficient to satisfy the Company’s ongoing capital requirements for at least the next 12 months. In May 2013, the Company entered into a Revolving Credit Facility, the principal not to exceed $2,000,000. This credit facility is available for working capital and other lawful business purposes. The Company’s borrowing base at December 31, 2013 was approximately $791,000 and the outstanding balance was zero. As of September 30 and December 31, 2013, the Company was in violation of a financial performance covenant. The outstanding balance at March 31, 2014 is $200,000. The Company is currently in negotiations with the Bank to modify the existing Agreement.

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

DECEMBER 31, 2013 AND 2012

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Restricted Cash on Deposit

During 2012, the Company was awarded a contract with a bonding requirement.  The Company satisfied this requirement during the year ended December 31, 2013, with cash collateral supported by an irrevocable standby letter of credit in the amount of $382,000 which expires September 30, 2014, however, the Company can be released prior to expiration if the Company has satisfied all obligations.  The amount is presented as restricted cash on deposit on the consolidated balance sheets. During March 2014, the Company satisfied all obligations related to the bonding requirement and the cash was released.

Accounts Receivable

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessment of past due balances and economic conditions.  The Company writes off accounts receivable when they become uncollectible.  The allowance for doubtful accounts was $156,966 and $70,807 at December 31, 2013 and 2012. Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past due date.  The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period.  Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history.  Typically, accounts are only escalated to “uncollectible” status after multiple attempts at collection have proven unsuccessful.

Property and Equipment

In accordance with ASC 360 “Property Plant and Equipment”, property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives range from 2 to 10 years.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, restricted cash on deposit, accounts receivable, accounts payable, notes payable, and certain accrued liabilities. The carrying amounts of these assets and liabilities approximate fair value due to the short maturity of these instruments, except for the notes payable. The carrying amount of the notes payable approximates fair value due to the interest rate and terms approximating those available to us for similar obligations.

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

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Goodwill and Other Intangibles

In accordance with the accounting guidance on goodwill and other intangible assets, we perform an annual impairment test of goodwill and other intangible assets at our reporting unit level, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.  Amortization is recorded for other intangible assets with determinable lives using the straight line method over the 12 year estimated useful life. Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method.  The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill.  We utilize a discounted cash flow valuation methodology to determine the fair value of the reporting unit.  This approach is developed from management’s forecasted cash flow data.  If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired.  If the carrying amount exceeds fair value, we calculate an impairment loss.  Any impairment loss is measured by comparing the implied fair value of goodwill to the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.

Inventories

Inventories consist of routers, switches and access points for Ethostream’s internet access solution and thermostats, sensors and controllers for Telkonet’s EcoSmart product suite.  These inventories are purchased for resale and do not include manufacturing labor and overhead. Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method. The Company’s inventories are subject to technological obsolescence. Management evaluates the net realizable value of its inventories on a quarterly basis and records a provision for estimated losses based upon changes in demand and new product introductions.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”.  Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares outstanding of common stock.  Diluted income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the years ended December 31, 2013 and 2012, there were 11,095,139 and 10,512,394 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

Use of Estimates

The preparation of financial statements in conformity with United States of America (U.S.) generally accepted accounting principles (GAAP) require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for items and matters such as revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, depreciation and amortization, long-lived and intangible asset valuations, impairment assessments, taxes and related valuation allowance, income tax provisions, stock-based compensation, and contingencies. We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. Actual results may differ from those estimates.

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

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The Company adopted ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.

Revenue Recognition

For revenue from product sales, we recognize revenue in accordance with ASC 605-10, “Revenue Recognition” and ASC 605-10-S99 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

•	VSOE – Based on its pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

•	TPE – If we cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, we use third-party evidence of selling price. We determine TPE based on sales of comparable amount of similar product or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

•	ESP – The estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis. When neither VSOE nor TPE exists for all elements, we determine ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on our pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

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

We provide call center support services to properties installed by us and also to properties installed by other providers. In addition, we provide the property with the portal to access the Internet. We receive monthly service fees from such properties for our services and Internet access. We recognize the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts.  We report such revenues as recurring revenues.

Sales Taxes

Unless provided with a resale or tax exemption certificate, the Company assesses and collects sales tax on sales transactions and records the amount as a liability. It is recognized as a liability until remitted to the applicable state. Total revenues do not include sales tax as we consider ourselves a pass through conduit for collecting and remitting sales taxes.

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the years ended December 31, 2013 and 2012, the Company experienced returns of approximately 1% to 4% of material’s included in the cost of sales. As of December 31, 2013 and 2012, the Company recorded warranty liabilities in the amount of $77,943 and $69,743, respectively, using this experience factor range.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Product warranties for the years ended December 31 is as follows:

	2013	2012
Beginning balance	$69,743	$104,423
Warranty claims incurred	(9,106)	(66,278)
Provision charged to expense	17,306	31,598
Ending balance	$77,943	$69,743

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $21,499 and $6,778 in advertising costs during the years ended December 31, 2013 and 2012, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2013 and 2012 were $1,174,048 and $984,853, respectively.

Stock-Based Compensation

We account for our stock-based awards in accordance with ASC 718-10,”Share-Based Compensation”, which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards. We estimate the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will hold vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations.

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

Stock-based compensation expense in connection with options granted to employees for the year ended December 31, 2013 and 2012 was $89,565 and $99,643, respectively.

Deferred Lease Liability

Rent expense is recorded on a straight-line basis over the term of the lease. Rent escalations and rent abatement periods during the term of the lease create a deferred lease liability which represents the excess of cumulative rent expense recorded to date over the actual rent paid to date.

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 square feet of commercial office space in Germantown, Maryland and ceased utilizing this space for the Company’s benefit. Because we no longer have access to this subleased space, we have recorded a charge of $59,937 in accrued liabilities and expenses related to this abandonment during 2011. On June 27, 2012, the subtenant exercised the option to extend the expiration term of the sublease from January 31, 2013 to December 31, 2015 and we recorded an additional charge of $132,174. The remaining liability at December 31, 2013 and 2012 was $91,981 and $135,975, respectively.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at December 31, 2013 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,641,383)	$–	$1,258,617	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,641,383)	–	1,258,617
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Goodwill – SSI	5,874,016	–	(5,874,016)	-
Total Goodwill	14,670,446	–	(8,874,016)	5,796,430
Total	$17,570,446	$(1,641,383)	$(8,874,016)	$7,055,047

Total identifiable intangible assets acquired and their carrying values at December 31, 2012 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,399,703)	$–	$1,500,297	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,399,703)	–	1,500,297
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Goodwill – SSI	5,874,016	–	(3,100,000)	2,774,016
Total Goodwill	14,670,446	–	(6,100,000)	8,570,446
Total	$17,570,446	$(1,399,703)	$(6,100,000)	$10,070,743

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Total amortization expense charged to operations for the years ended December 31, 2013 and 2012 was $241,680 per year.

Estimated future amortization expense as of December 31, 2013 is as follows:

Years Ended December 31,
2014	$241,680
2015	241,680
2016	241,680
2017	241,680
2018	241,680
2019	50,217
Total	$1,258,617

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $14,670,446 as a result of the acquisitions of EthoStream and SSI during the year ended December 31, 2007. The Company evaluates goodwill for impairment based on the fair value of the reporting units to which this goodwill relates at least once a year. We utilize a discounted cash flow valuation methodology (income approach) to determine the fair value of the reporting unit. At December 31, 2011, the Company determined that a portion of the value for Smart Systems International’s goodwill was impaired based upon management’s assessment of operating results and forecasted discounted cash flow and wrote off $3,100,000 in connection with the impairment. At December 31, 2013, the Company determined that the remainder of Smart Systems International’s goodwill was impaired based upon management’s assessment of operating results and forecasted discounted cash flow and recorded an additional impairment charge of $2,774,016. Since acquisition, the Company has written off $3,000,000 and $5,874,016 of goodwill for Ethostream and Smart Systems International, respectively.

Significant assumptions used in our goodwill impairment test at December 31, 2013 and 2012 included:  expected revenue growth rates, reporting unit profit margins, working capital levels, discount rates of 12.4% and 12.9% for Ethostream and 21.8% and 17.5% for SSI, respectively, and a terminal value multiple. The expected future revenue growth rates and the expected reporting unit profit margins were determined after considering our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

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

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of December 31, 2013 and 2012 are as follows:

	2013	2012
Accounts receivable	$1,816,722	$3,096,914
Allowance for doubtful accounts	(156,966)	(70,807)
Accounts receivable, net	$1,659,756	$3,026,107

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE E – INVENTORIES

Components of inventories as of December 31, 2013 and 2012 are as follows:

	2013	2012
Product purchased for resale	$997,332	$768,812
Reserve for obsolescence	(57,950)	(113,900)
Inventory, net	$939,382	$654,912

NOTE F – PROPERTY AND EQUIPMENT

The Company’s property and equipment as of December 31, 2013 and 2012 consists of the following:

	2013	2012
Telecommunications and related equipment	$–	$117,637
Development test equipment	45,752	113,787
Computer software	55,677	189,033
Leasehold improvements	2,675	2,675
Office equipment	20,706	351,302
Office fixtures and furniture	36,515	237,811
Total	161,325	1,012,245
Accumulated depreciation	(116,687)	(976,347)
Total property and equipment	$44,638	$35,898

Depreciation expense included as a charge to income was $16,837 and $19,150 for the years ended December 31, 2013 and 2012, respectively.

 NOTE G – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of December 31, 2013 and 2012 are as follows:

	2013	2012
Accrued liabilities and expenses	$405,073	$717,731
Accrued payroll and payroll taxes	430,871	345,384
Accrued sales taxes, penalties, and interest	1,080,482	1,188,136
Accrued interest	2,788	21,053
Product warranties	77,943	69,743
Total accrued liabilities and expenses	$1,997,157	$2,342,047

NOTE H – LONG-TERM DEBT

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the credit facility in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of December 31, 2013 and 2012 were $154,463 and $203,947, respectively.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. The Note contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Amounts earned under the earn-out provisions were applied against the Note on June 30, 2012 and June 30, 2013. For the quarters ended June 30, 2013 and June 30, 2012, the non-cash reduction of principal calculated under these provisions and applied to the Note was $41,902 and $15,408, respectively.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding principal balance of the Note as of December 31, 2013 and 2012 was $506,024 and $684,592, respectively.

Revolving Credit Facility

On May 31, 2013, the Company entered into a Revolving Credit Facility (the “Agreement”) with Bridge Bank, NA, (the “Bank”) in a principal amount not to exceed $2,000,000. The Agreement is subject to a borrowing base that is equal to the sum of 80% of the Company’s eligible accounts receivable and 25% of the eligible inventory. On August 1, 2013 the Agreement was modified to include the eligible receivables and the eligible inventory of Ethostream. The Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the facility bears interest at Prime Rate plus 2.75%. The Company’s borrowing base at December 31, 2013 was approximately $791,000 and the outstanding balance was zero. As of September 30 and December 31, 2013, the Company was in violation of a financial performance covenant. The outstanding balance at March 31, 2014 is $200,000. The Company is currently in negotiations with the Bank to modify the existing Agreement.

Aggregate annual future maturities of long-term debt as of December 31, 2013 are as follows:

Years ending December 31,	Amount
2014	$265,985
2015	280,295
2016	114,207
660,487
Less: Current portion	(265,985)
Notes payable long-term	$394,502

NOTE I – REDEEMABLE PREFERRED STOCK

Series A

The Company has designated 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A is convertible, at the option of the holder thereof, at any time, into shares of our Common Stock at an initial conversion price of $0.363 per share.  In the event of a change of control (as defined in the purchase agreement with respect to the Series A), or at the holder’s option, on November 19, 2014 and for a period of 180 days thereafter, provided that at least 50% of the shares of Series A issued on the Series A Original Issue Date remain outstanding as of November 19, 2014, and the holders of at least a majority of the then outstanding shares of Series A provide written notice requesting redemption of all shares of Series A, we are required to redeem the Series A for the purchase price of $5,000 per share, plus any accrued but unpaid dividends. The aggregate redemption price payable to holders of shares of Series A will be payable by the Company in three equal annual installments. The first of these three installments will be due within 60 days of the requisite holders’ written notice requesting redemption.  The Series A accrues dividends at an annual rate of 8% of the original purchase price, payable only when, as, and if declared by the Board of Directors of Telkonet.

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

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

A portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $287,106 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $70,922 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model were as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) fair value of Telkonet common stock of $0.24 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $358,028, were recorded as a discount and deducted from the face value of the preferred stock. The discount is being amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings) and an increase to the net loss attributable to common stockholders.

The charge to additional paid in capital for amortization of Series A discount and costs for the years ended December 31, 2013 and 2012 was $70,032 and $74,614, respectively.

For the years ended December 31, 2013 and 2012, we have accrued dividends for Series A in the amount of $74,027 and $74,228, respectively, and as of December 31, 2013 and 2012 there are cumulative accrued dividends of $304,832 and $251,076, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and an increase to the net loss attributable to common stockholders and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

Series B

The Company has designated 538 shares of preferred stock as Series B Preferred Stock (“Series B”). Each share of Series B is convertible, at the option of the holder thereof, at any time, into shares of our Common Stock at an initial conversion price of $0.13 per share.  As a result of the Series B conversions during the year ended December 31, 2013, the outstanding Series B shares will not become redeemable at the option of the holders. The Series B accrues dividends at an annual rate of 8% of the original purchase price, payable only when, as, and if declared by our Board of Directors.

On August 4, 2010, the Company sold 267 shares of Series B with attached warrants to purchase an aggregate of 5,134,626 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,335,000 from the sale of the Series B shares.  Up and until the quarter ended September 30, 2013, the Series B were redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and including accumulated dividends, has been classified as redeemable preferred stock on the consolidated balance sheets. During the year ended December 31, 2013, shareholders converted 167 redeemable preferred shares issued on August 4, 2010, to, in aggregate, 6,423,072 shares of common stock.

A portion of the proceeds was allocated to the warrants based on their relative fair value, which totaled $394,350 using the Black-Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $394,350 to the Series B preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model were as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 1.76%, (4) expected term of approximately 4 years, and (5) estimated fair value of Telkonet common stock of $0.109 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $788,700, were recorded as a discount and deducted from the face value of the preferred stock. The discount is being amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings). During the year ended December 31, 2013, the remaining portion of the discount of approximately $123,100 was accelerated and recognized immediately as a charge to additional paid-in capital and accretion of preferred stock discounts and an increase to the net loss attributable to common stockholders for the 167 redeemable preferred shares converted to common stock.

On April 8, 2011, the Company sold 271 additional shares of Series B with attached warrants to purchase an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,355,000 from the sale of the Series B shares.  During the year ended December 31, 2013, all 271 of the redeemable preferred shares issued on April 8, 2011, were converted to, in aggregate, 10,423,067 shares of common stock.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

As a result of the Series B conversions during the year ended December 31, 2013, fewer than 50% of the Series B shares issued on the Series B Original Issuance Date remain outstanding, and the balance of the outstanding Series B shares will not become redeemable at the option of the holders. The redemption feature at the option of the holders is eliminated, thereby, resulting in the reclassification of $324,063 from temporary equity, which was classified as “redeemable preferred stock” in the Company’s consolidated balance sheets, to permanent equity.

A portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $427,895 using the Black-Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $427,895 to the Series B shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 129%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of approximately 3.5 years, and (5) estimated fair value of Telkonet common stock of $0.12 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $855,790, have been recorded as a discount and deducted from the face value of the Series B shares. The discount is being amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings). During the year ended December 31, 2013, the remaining discount of approximately $261,300 was accelerated and recognized immediately as a charge to additional paid-in capital and accretion of preferred stock discounts upon the 271 redeemable preferred stock conversions to common stock.

The charge to additional paid in capital for amortization of Series B discount and costs for the years ended December 31, 2013 and 2012 was $635,138 and $550,960, respectively.

For the years ended December 31, 2013 and 2012, we have accrued dividends for Series B in the amount of $126,780 and $197,836, respectively, and cumulative accrued dividends of $75,005 and $419,833 as of December 31 2013 and 2012, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. During the year ended December 31, 2013, accrued dividends in the amount of $491,878 were written down and credited back to additional paid-in capital upon the redeemable preferred share conversions to common stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company.  Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $350,005 and second, Series A with a preference value of $1,229,832. Both series of preferred stock are equal in their dividend preference over common stock.

NOTE J – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. At December 31, 2013 and 2012, there were 185 shares of Series A outstanding. At December 31, 2013 and December 31, 2012, there were 55 and 493 shares of Series B outstanding, respectively.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2013 and 2012 the Company has 125,035,612 and 108,103,001 common shares issued and outstanding, respectively.

During the year ended December 31, 2013, 438 shares of Series B redeemable preferred stock were converted to, in aggregate, 16,846,139 shares of common stock.

During the year ended December 31, 2013, 86,472 warrants were exercised to an equal number of common shares. These warrants were originally granted to the Company’s placement agent in lieu of cash compensation for services performed or financing expenses in connection with the placement of the April 2011 Series B convertible preferred stock issuance.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

NOTE K – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company maintains an equity incentive plan established in 2010 as an incentive plan for officers, employees, non-employee directors, prospective employees and other key persons. It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a better alignment of their interests with those of the Company and its stockholders.

The Company considers employee stock options a component of the compensation package necessary to attract, retain and motivate key employees. The value of these options is dependent upon an increase in the Company’s stock price relative to the exercise price, which is determined on the date of grant.

The following table summarizes the changes in options outstanding and the related exercise prices for the stock options issued to employees of the Company under the Plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	175,000	3.82	$0.14	175,000	$0.14
$0.16 - $0.99	1,420,225	8.73	0.18	1,195,225	0.18
$1.00 - $5.99	140,000	2.45	3.29	140,000	3.29
	1,735,225	7.73	$0.43	1,510,225	$0.47

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2012	685,000	$1.45
Granted	915,642	0.19
Exercised	–	–
Cancelled or expired	(320,000)	1.16
Outstanding at December 31, 2012	1,280,642	$0.62
Granted	504,583	0.18
Exercised	–	–
Cancelled or expired	(50,000)	2.69
Outstanding at December 31, 2013	1,735,225	$0.43

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

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The following table summarizes the assumptions used to estimate the fair value of options granted during the years ended December 2013 and 2012, using the Black-Scholes option-pricing model:

	2013	2012
Expected life of option (years)	10	10
Risk-free interest rate	1.72%	1.64-2.22%
Assumed volatility	124%	95-105%
Expected dividend rate	0	0
Expected forfeiture rate	6%	17%

The total estimated fair value of the options granted during the years ended December 31, 2013 and 2012 was $86,672 and $152,667. The total fair value of underlying shares related to options that vested during the years ended December 31, 2013 and 2012 was $124,208 and $85,041. Future compensation expense related to non-vested options at December 31, 2013 was $30,352 and will be recognized over the next 3.75 years. The aggregate intrinsic value of the vested options was zero as of December 31, 2013 and 2012. Total stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2013 and 2012 was $89,565 and $99,643, respectively.

Non-Employee Stock Options

There were no non-employees stock options issued or outstanding at December 31, 2013 or 2012.

Warrants

The following table summarizes the changes in warrants outstanding and the related exercise prices for the warrants issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	7,230,778	2.11	$0.13	7,230,778	$0.13
0.33	1,628,800	0.88	0.33	1,628,800	0.33
3.00	500,336	1.61	3.00	500,336	3.00
	9,359,914	1.87	$0.32	9,359,914	$0.32

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	14,921,920	$0.50
Issued	–	–
Exercised	(3,115,390)	0.13
Canceled or expired	(976,114)	2.20
Outstanding at December 31, 2012	10,830,416	$0.45
Issued	–	–
Exercised	(86,472)	0.13
Canceled or expired	(1,384,030)	1.36
Outstanding at December 31, 2013	9,359,914	$0.32

The Company did not issue any warrants during the years ended December 31, 2013 and 2012. During the year ended December 31, 2013, 86,472 warrants were exercised. These warrants were originally granted to the Company’s placement agent in lieu of cash compensation for services performed or financing expenses in connection with the placement of convertible preferred stock.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE L – RELATED PARTY TRANSACTIONS

In connection with a customer contract that required bonding, William H. Davis, the Company’s Board Chairman and Jason L. Tienor, the Company’s Chief Executive Officer and President, each signed a General Indemnity Agreement dated July 5, 2013 and July 8, 2013, pledging personal property on behalf of the Company. The General Indemnity Agreement indemnifies the surety company for certain losses incurred by the surety company for the benefit of the Company. As consideration for the assumption of the Indemnification Obligations by Messrs. Davis and Tienor, the Company agreed to compensate each in the amount of $20,000, grossed up to accommodate their 2013 federal income tax liability associated with the payments. The amounts owed to Messrs. Davis and Tienor as of December 31, 2013 were $10,000 and $17,000, respectively.

From time to time the Company may receive advances from certain of its officers in the form of salary deferment, cash advances to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  During the years ended December 31, 2013 and 2012, there were no such arrangements.

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

A reconciliation of tax expense computed at the statutory federal tax rate on income (loss) from operations before income taxes to the actual income tax (benefit) / expense is as follows:

	2013	2012
Tax provision (benefit) computed at the statutory rate	$(1,239,269)	$121,995
State taxes	5,849	9,330
Book expenses not deductible for tax purposes	19,572	12,968
Other	526	990
	(1,213,321)	145,283
Change in valuation allowance for deferred tax assets	1,563,145	(176,554)
Income tax (benefit) provision	$349,823	$(31,271)

During 2013, approximately $2,400,000 of state net operating loss carryforwards expired and the Company lowered its effective state tax rate. The aggregate effect of these items resulted in a reduction to the allowance of approximately $200,000.

Deferred income taxes include the net tax effects of net operating loss (NOL) carry forwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2013	2012
Deferred Tax Assets:
Net operating loss carryforwards	$31,686,463	$33,384,938
Intangibles	1,277,631	259,953
Credits	–	–
Other	872,796	1,207,240
Total deferred tax assets	33,836,890	34,852,131

Deferred Tax Liabilities:
Intangibles	(335,275)	–
Other	–	–
Total deferred tax liabilities	(335,275)	–
Valuation allowance	(33,836,890)	(34,852,131)
Net deferred tax liabilities	$(335,275)	$–

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of December 31, 2013 and December 31, 2012, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $33,800,000 and $34,900,000, respectively. The decrease in the valuation allowance is related to state net operating losses that expired as of December 31, 2013.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

At December 31, 2013 the Company had net operating loss carryforwards of approximately $88,600,000 and $53,800,000 for federal and state income tax purposes which will expire at various dates from 2014 – 2033.

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

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no liability for unrecognized tax benefits. The Company has no tax positions at December 31, 2013 and 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2013. The Company’s utilization of any net operating loss carryforwards may be unlikely due to its continuing losses.

NOTE N – COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

In October 2013, the Company entered into a lease agreement for 6,362 square feet of commercial office space in Waukesha, Wisconsin for its corporate headquarters. The Waukesha lease expires in April 2021.

The Company presently leases approximately 14,000 square feet of office space in Milwaukee, Wisconsin for its operations facility.  The Milwaukee lease expires in March 2020.

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

Commitments for minimum rentals under non-cancelable leases as of December 31, 2013 are as follows:

Years ending December 31,

2014	$459,994
2015	494,806
2016	245,274
2017	251,740
2018	258,381
2019 and thereafter	422,182
Total	$2,132,377

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Expected rent payments to be received under sublease agreement as of December 31, 2013 are as follows:

Years ending December 31,

2014	$134,872
2015	138,919
Total	$273,791

Rental expense charged to operations for the years ended December 31, 2013 and 2012 was $532,598 and $537,107, respectively. Rental income received for the years ended December 31, 2013 and 2012 was $131,111 and $127,126, respectively.

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

Jeffrey J. Sobieski, Chief Technology Officer, is employed pursuant to an employment agreement with us dated May 1, 2013.  Mr. Sobieski’s employment agreement has a term of two (2) years, which may be extended by mutual agreement of the parties thereto, and provides for a base salary of $195,700 per year and bonuses and benefits based upon our internal policies and participation in our incentive and benefit plans.

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

Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc.

On July 1, 2008, Linksmart Wireless Technology, LLC, or Linksmart, filed a civil lawsuit in the Eastern District of Texas against EthoStream, LLC, our wholly-owned subsidiary and 22 other defendants (Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc., et al, U.S. District Court, for the Eastern District of Texas, Marshall Division, No. 2:08-cv-00264).  This lawsuit alleged that the defendants’ services infringed a wireless network security patent held by Linksmart.

Defendant Ramada Worldwide, Inc. provided us with notice of the suit and demanded that we defend and indemnify it pursuant to a vendor direct supplier agreement between EthoStream and WWC Supplier Services, Inc., a Ramada affiliate. After a review of that agreement, it was determined that EthoStream owed the duty to defend and indemnify with respect to services provided by Telkonet to Ramada and it assumed Ramada’s defense.

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

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

On October 1, 2013, the Company entered into a settlement agreement with Linksmart. The Company has agreed to pay $115,000, payable in twelve installments of $9,583 due on the first of each month beginning October 1, 2013. The balance remaining at December 31, 2013 was $86,250 and is in accounts payable on the accompanying consolidated balance sheet.

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

Sales Taxes

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure.  Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $1,100,000 and $1,200,000 accrued for this exposure as of December 31, 2013 and 2012, respectively.

The Company continues to manage the liability by establishing voluntary disclosure agreements (VDAs) with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $450,000, not including any applicable interest and penalties.

During 2012, the Company successfully executed and paid in full VDAs in five states totaling approximately $23,000 and is current with the subsequent filing requirements.

During 2013, the Company successfully executed and paid in full VDAs in fourteen states totaling approximately $263,000 and is current with the subsequent filing requirements. It has submitted VDAs with an additional fifteen states and awaits notification of acceptance. Two states offer no voluntarily disclosure program.

The following table sets forth the change in the sales tax accrual during the years ended December 31:

	2013	2012
Balance, Beginning of year	$1,188,133	$1,068,314
Sales tax collected	409,782	277,374
Provisions	(138,352)	(119,255)
Interest and penalties	7,342	32,696
Payments	(386,423)	(70,996)
Balance, End of year	$1,080,482	$1,188,133

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE O – BUSINESS CONCENTRATION

For the years ended December 31, 2013 and 2012, no single customer represented 10% or more of our total net revenues.

Purchases from two suppliers approximated $2,700,000, or 68%, of total purchases for the year ended December 31, 2013 and approximated $2,600,000, or 73%, of total purchases for the year ended December 31, 2012. Total due to these suppliers, net of deposits, was $525,464 and $384,099 as of December 31, 2013 and 2012, respectively.

NOTE P – SUBSEQUENT EVENT

In 2014, the Company purchased approximately $120,000 of furniture and fixtures to furnish its new corporate office located in Waukesha, Wisconsin. These assets will be depreciated over their respective estimated useful lives.

