Form 10-Q
period 2014-03-31
TELKONET INC
filed 2014-05-15
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

Commission file number 001-31972

TELKONET, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0627421
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20800 Swenson Drive, Suite 175, Waukesha, WI	53186
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 30, 2014 is 125,035,612.

TELKONET, INC.

FORM 10-Q for the Three Months Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$894,295	$572,672
Restricted cash on deposit	–	382,000
Accounts receivable, net	1,380,465	1,659,756
Inventories	887,612	939,382
Prepaid expenses	149,599	171,216
Total current assets	3,311,971	3,725,026

Property and equipment, net	159,064	44,638

Other assets:
Goodwill	5,796,430	5,796,430
Intangible assets, net	1,198,197	1,258,617
Deposits	34,238	34,238
Total other assets	7,028,865	7,089,285

Total Assets	$10,499,900	$10,858,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,508,460	$1,843,589
Notes payable – current	268,931	265,985
Line of credit	201,275	–
Accrued liabilities and expenses	1,830,019	1,997,157
Deferred revenues	563,537	111,291
Customer deposits	342,302	77,405
Total current liabilities	4,714,524	4,295,427

Long-term liabilities:
Deferred lease liability	145,791	130,920
Notes payable – long term	326,357	394,502
Deferred income taxes	386,587	335,275
Total long-term liabilities	858,735	860,697

Redeemable preferred stock: 15,000,000 shares authorized, par value $.001 per share
Series A; 215 shares issued, 185 shares outstanding at March 31, 2014 and December 31, 2013, respectively, preference in liquidation of $1,248,085 and $1,229,832 as of March 31, 2014 and December 31, 2013, respectively	1,201,386	1,165,625

Commitments and contingencies

Stockholders’ Equity
Series B preferred stock; 538 shares issued, 55 shares outstanding at March 31, 2014 and December 31, 2013, preference in liquidation of $355,435 and $350,005 as of March 31, 2014 and December 31, 2013, respectively	336,513	324,063
Common stock, par value $.001 per share; 190,000,000 shares authorized; 125,035,612 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	125,035	125,035
Additional paid-in-capital	125,990,762	126,036,949
Accumulated deficit	(122,727,055)	(121,948,847)
Total stockholders’ equity	3,725,255	4,537,200

Total Liabilities and Stockholders’ Equity	$10,499,900	$10,858,949

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended March 31,
	2014	2013
Revenues, net:
Product	$1,709,644	$2,165,500
Recurring	922,973	962,134
Total Net Revenues	2,632,617	3,127,634

Cost of Sales:
Product	1,348,027	1,429,546
Recurring	254,302	266,163
Total Cost of Sales	1,602,329	1,695,709

Gross Profit	1,030,288	1,431,925

Operating Expenses:
Research and development	296,690	302,142
Selling, general and administrative	1,382,719	1,460,593
Depreciation and amortization	66,661	64,118
Total Operating Expenses	1,746,070	1,826,853

Loss from Operations	(715,782)	(394,928)

Other Income (Expenses):
Interest expense, net	(11,114)	(16,638)
Total Other Income (Expense)	(11,114)	(16,638)

Loss Before Provision for Income Taxes	(726,896)	(411,566)

Provision for Income Taxes	51,312	280

Net Loss	(778,208)	(411,846)

Accretion of preferred dividends and discount	(35,761)	(172,897)
Net loss attributable to common stockholders	$(813,969)	$(584,743)

Net income (loss) per common share:
Income (loss) per common share – basic	$(0.01)	$0.00
Income (loss) per common share – diluted	$(0.01)	$0.00

Weighted Average Common Shares Outstanding – basic	125,035,612	108,103,001
Weighted Average Common Shares Outstanding – diluted	125,035,612	108,103,001

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS FROM JANUARY 1, 2014 THROUGH MARCH 31, 2014

	Series B Preferred Stock Shares	Series B Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2014	55	$324,063	125,035,612	$125,035	$126,036,949	$(121,948,847)	$4,537,200

Stock-based compensation expense related to employee stock options	–	–	–	–	2,024	–	2,024

Accretion of redeemable preferred stock discount	–	7,020	–	–	(24,528)	–	(17,508)

Accretion of redeemable preferred stock dividends	–	5,430	–	–	(23,683)	–	(18,253)

Net loss	–	–	–	–	–	(778,208)	(778,208)

Balance at March 31, 2014	55	$336,513	125,035,612	$125,035	$125,990,762	$(122,727,055)	$3,725,255

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(778,208)	$(411,846)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,024	2,023
Depreciation	6,241	3,698
Amortization	60,420	60,420
Provision for doubtful accounts	3,675	(927)
Deferred income taxes	51,312	–

Changes in assets and liabilities:
Accounts receivable	275,616	1,329,423
Inventories	51,770	(388,787)
Prepaid expenses	21,617	68,935
Accounts payable	(335,129)	(182,262)
Accrued liabilities and expenses	(167,138)	(117,461)
Deferred revenue	452,246	116,335
Customer deposits	264,897	(8,325)
Deferred lease liability	14,871	(114)
Net Cash (Used In) Provided By Operating Activities	(75,786)	471,112

Cash Flows From Investing Activities:
Purchase of property and equipment	(120,667)	(14,725)
Change in restricted cash	382,000	(382,000)
Net Cash Provided By (Used In) Investing Activities	261,333	(396,725)

Cash Flows From Financing Activities:
Payments on note payable	(65,199)	(12,279)
Proceeds from borrowings on revolving credit facility	201,275	–
Net Cash Provided By (Used In) Financing Activities	136,076	(12,279)

Net increase in cash and cash equivalents	321,623	62,108
Cash and cash equivalents at the beginning of the period	572,672	1,163,758
Cash and cash equivalents at the end of the period	$894,295	$1,225,866

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest expense	$11,399	$1,365
Non-cash transactions:
Accretion of discount on redeemable preferred stock	$24,528	$105,996
Accretion of dividends on redeemable preferred stock	$23,683	$66,901

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2013 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

Business and Basis of Presentation

The Company formed in 1999 and incorporated under the laws of the state of Utah, is made up of two synergistic business divisions, EcoSmart Energy Management Technology and EthoStream High Speed Internet Access (HSIA) Network.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc., and EthoStream, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company reported a net loss of $778,208 for the three months ended March 31, 2014, and has an accumulated deficit of $122,727,055 and total current liabilities in excess of current assets of $1,402,553 as of March 31, 2014.

Our ability to continue as a going concern is subject to our ability to consistently generate a profit and positive operating cash flows and/or obtain necessary funding from outside sources, including by the sale of our securities or assets, or obtaining loans from financial institutions, where possible.  We may also experience net operating losses in the future and the uncertainty regarding contingent liabilities cast doubt on our ability to satisfy such liabilities and the Company cannot make any representations for the remainder of fiscal 2014 and beyond. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Anticipated cash flows from operations may be insufficient to satisfy the Company’s ongoing capital requirements for at least the next 12 months. In May 2013, the Company entered into a Revolving Credit Facility (the “Agreement”) with Bridge Bank, NA (the ”Bank”), the principal not to exceed $2,000,000. This credit facility is available for working capital and other lawful business purposes. The Company’s borrowing base at March 31, 2014 was approximately $470,000 and the outstanding balance was $201,275. As of March 31, 2014 and December 31, 2013, the Company was in violation of a financial performance covenant. Although the Company’s violation of the financial performance covenant constitutes a default under the Agreement, as of May 15, 2014, the Bank has not chosen to pursue any remedies under the default provisions of the Agreement.  The potential remedies available to the Bank include the ability to accelerate the outstanding principal balance of the facility, which was $50,000 as of May 15, 2014, and/or to cease making advances or extending other financial accommodations to the Company. The Company is exploring alternatives regarding the Agreement, which could include modification of the Agreement, termination of the Agreement, which would require the Company to pay the entire outstanding principal balance of the facility, or refinancing the outstanding balance with another lender.  There can be no assurance that the Company will be successful in obtaining a modification of the Agreement or financing through another lender, on acceptable terms, if at all.

Management intends to review the options for raising capital including, but not limited to, through asset-based financing, private placements, and/or disposition of assets.  Management believes that if it is able to obtain this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. There can be no assurance that the Company will be successful in obtaining additional funding or generate sufficient additional revenues.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

Restricted Cash on Deposit

During 2012, the Company was awarded a contract with a bonding requirement. The Company satisfied this requirement during the year ended December 31, 2013, with cash collateral supported by an irrevocable standby letter of credit in the amount of $382,000 which was to expire September 30, 2014, or sooner if the Company satisfied all obligations under the arrangement.  The amount is presented as restricted cash on deposit on the consolidated balance sheet as of December 31, 2013. In March 2014, the Company satisfied all obligations related to the bonding requirement and the cash was released.

Income (Loss) per Common Share

The Company computes net income (loss) per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding of common stock. Diluted income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. As a result of the losses in the three months ended March 31, 2014 and 2013, there were 11,095,139 and 10,229,208 shares of common stock underlying options and warrants excluded, respectively, as their inclusion would have been anti-dilutive.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the three months ended March 31, 2014 and the year ended December 31, 2013, the Company experienced returns of approximately 1% to 4% of materials included in the cost of sales. As of March 31, 2014 and December 31, 2013, the Company recorded warranty liabilities in the amount of $74,943 and $77,943, respectively.

Product warranties for the three months ended March 31, 2014 and the year ended December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Beginning balance	$77,943	$69,743
Warranty claims incurred	(4,711)	(9,106)
Provision charged to expense	1,711	17,306
Ending balance	$74,943	$77,943

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 square feet of commercial office space in Germantown, Maryland. Because we no longer have access to this subleased space, we recorded a charge of $59,937 in accrued liabilities and expenses related to this abandonment during 2011. On June 27, 2012 the subtenant exercised the option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015 and we recorded an additional charge of $132,174. The remaining liability at March 31, 2014 was $80,238 and at December 31, 2013 was $91,981.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which applies to the presentation of unrecognized tax benefits as a liability on the balance sheet when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. This ASU was effective for reporting periods beginning after December 15, 2013. The Company applied this guidance in the current quarter and did not have a material impact on the Company's statement of operations, financial position or cash flows.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at March 31, 2014 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,701,803)	$–	$1,198,197	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,701,803)	–	1,198,197
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Total Goodwill	8,796,430	–	(3,000,000)	5,796,430
Total	$11,696,430	$(1,701,803)	$(3,000,000)	$6,994,627

Total identifiable intangible assets acquired and their carrying values at December 31, 2013 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,641,383)	$–	$1,258,617	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,641,383)	–	1,258,617
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Goodwill – SSI	5,874,016	–	(5,874,016)	–
Total Goodwill	14,670,446	–	(8,874,016)	5,796,430
Total	$17,570,446	$(1,641,383)	$(8,874,016)	$7,055,047

Total amortization expense charged to operations for each of the three months ended March 31, 2014 and 2013 was $60,420.

Estimated future amortization expense as of March 31, 2014 is as follows:

Remainder of 2014	$181,260
2015	241,680
2016	241,680
2017	241,680
2018	241,680
2019	50,217
Total	$1,198,197

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Accounts receivable	$1,419,899	$1,816,722
Allowance for doubtful accounts	(39,434)	(156,966)
Accounts receivable, net	$1,380,465	$1,659,756

NOTE E – INVENTORIES

Components of inventories as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Merchandise purchased for resale	$1,025,362	$997,332
Reserve for obsolescence	(137,750)	(57,950)
Inventory, net	$887,612	$939,382

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Accrued liabilities and expenses	$462,688	$405,073
Accrued payroll and payroll taxes	386,055	430,871
Accrued sales taxes, penalties, and interest	903,830	1,080,482
Accrued interest	2,503	2,788
Product warranties	74,943	77,943
Total	$1,830,019	$1,997,157

NOTE G – LONG-TERM DEBT

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”). The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of March 31, 2014 and December 31, 2013 were $141,936 and $154,463, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”). Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. The Note contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes. Amounts earned under the earn-out provisions were applied against the Note on June 30, 2012 and June 30, 2013. Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding principal balance of the Note as of March 31, 2014 and December 31, 2013 was $453,352 and $506,024, respectively.

Revolving Credit Facility

On May 31, 2013, the Company entered into a Revolving Credit Facility (the “Agreement”) with Bridge Bank, NA, (the “Bank) in a principal amount not to exceed $2,000,000. The Agreement is subject to a borrowing base that is equal to the sum of 80% of the Company’s eligible accounts receivable and 25% of the eligible inventory. On August 1, 2013 the Agreement was modified to include the eligible receivables and the eligible inventory of Ethostream. The Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the facility bears interest at Prime Rate plus 2.75%. The Company’s borrowing base at March 31, 2014 was approximately $470,000 and the outstanding balance was $201,275. As of December 31, 2013 and March 31, 2014, the Company was in violation of a financial performance covenant. Although the Company’s violation of the financial performance covenant constitutes a default under the Agreement, as of May 15, 2014, the Bank has not chosen to pursue any remedies under the default provisions of the Agreement. The potential remedies available to the Bank include the ability to accelerate the outstanding principal balance of the facility, which was $50,000 as of May 15, 2014, and/or to cease making advances or extending other financial accommodations to the Company. The Company is exploring alternatives regarding the Agreement, which could include modification of the Agreement, termination of the Agreement, which would require the Company to pay the entire outstanding principal balance of the facility, or refinancing the outstanding balance with another lender.  There can be no assurance that the Company will be successful in obtaining a modification of the Agreement or financing through another lender, on acceptable terms, if at all.

Aggregate annual future maturities of long-term debt as of March 31, 2014 are as follows:

Years ended December 31,	Amount
2014 (remainder of)	$200,800
2015	280,295
2016	114,193
595,288
Less: Current portion	(268,931)
Notes payable long term	$326,357

NOTE H – REDEEMABLE PREFERRED STOCK

Series A

The Company has designated 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A is convertible, at the option of the holder thereof, at any time, into shares of our Common Stock at an initial conversion price of $0.363 per share. In the event of a change of control (as defined in the purchase agreement with respect to the Series A), or at the holder’s option, on November 19, 2014 and for a period of 180 days thereafter, provided that at least 50% of the shares of Series A issued on the Series A Original Issue Date remain outstanding as of November 19, 2014, and the holders of at least a majority of the then outstanding shares of Series A provide written notice requesting redemption of all shares of Series A, we are required to redeem the Series A for the purchase price of $5,000 per share, plus any accrued but unpaid dividends. The aggregate redemption price payable to holders of shares of Series A would be payable by the Company in three equal annual installments with the first of these three installments due within 60 days of the requisite holders’ written notice requesting redemption. The Series A accrues dividends at an annual rate of 8% of the original purchase price, payable only when, as, and if declared by the Board of Directors of Telkonet.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The charge to additional paid in capital for amortization of Series A discount and costs for the three months ended March 31, 2014 and 2013 was $17,508, respectively.

For the three months ended March 31, 2014 and 2013, we have accrued dividends for Series A in the amount of $18,253, and cumulative accrued dividends of $323,085 and $269,329, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and an increase to the net loss attributable to common stockholders and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

As a result of the Series B conversions during the year ended December 31, 2013, fewer than 50% of the Series B shares issued on the Series B Original Issuance Date remain outstanding, and the balance of the outstanding Series B shares will not become redeemable at the option of the holders. The redemption feature at the option of the holders is eliminated, thereby, resulting in the reclassification of $324,063 from temporary equity, which was classified as “redeemable preferred stock” in the Company’s condensed consolidated and consolidated balance sheets, to permanent equity.

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

The charge to additional paid in capital for amortization of Series B discount and costs for the three months ended March 31, 2014 and 2013 was $7,020 and $88,488, respectively.

For the three months ended March 31, 2014 and 2013, we have accrued dividends for Series B in the amount of $5,430 and $48,648, respectively, and cumulative accrued dividends of $80,435 and $468,481 as of March 31 2014 and 2013, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. During the year ended December 31, 2013, accrued dividends in the amount of $491,878 were written down and credited back to additional paid-in capital upon the redeemable preferred share conversions to common stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $355,435 and second, Series A with a preference value of $1,248,085. Both series of preferred stock are equal in their dividend preference over common stock.

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. At both March 31, 2014 and December 31, 2013, there were 185 shares of Series A and 55 shares of Series B outstanding.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of both March 31, 2014 and December 31, 2013 the Company had 125,035,612 common shares issued and outstanding.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	175,000	3.57	$0.14	175,000	$0.14
$0.16 - $0.99	1,420,225	8.48	0.18	1,210,060	0.18
$1.00 - $5.99	140,000	2.20	3.29	140,000	3.29
	1,735,225	7.48	$0.43	1,525,060	$0.46

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2013	1,280,642	$0.62
Granted	504,583	0.18
Exercised	-	-
Cancelled or expired	(50,000)	2.69
Outstanding at December 31, 2013	1,735,225	$0.43
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2014	1,735,225	$0.43

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

There were no options granted and no options exercised during the three months ended March 31, 2014 and 2013, respectively. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 was $2,024 and $2,023, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	7,230,778	1.87	$0.13	7,230,778	$0.13
0.33	1,628,800	0.64	0.33	1,628,800	0.33
3.00	500,336	1.36	3.00	500,336	3.00
	9,359,914	1.63	$0.32	9,359,914	$0.32

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2013	10,830,416	$0.45
Issued	-	-
Exercised	(86,472)	0.13
Canceled or expired	(1,384,030)	1.36
Outstanding at December 31, 2013	9,359,914	0.32
Issued	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2014	9,359,914	$0.32

There were no warrants granted, exercised, cancelled or forfeited during the three months ended March 31, 2014 and 2013.

NOTE K – RELATED PARTY TRANSACTIONS

In connection with a customer contract that required bonding, William H. Davis, the Company’s Board Chairman and Jason L. Tienor, the Company’s Chief Executive Officer and President, each signed a General Indemnity Agreement dated July 5, 2013 and July 8, 2013, pledging personal property on behalf of the Company. The General Indemnity Agreement indemnifies the surety company for certain losses incurred by the surety company for the benefit of the Company. As consideration for the assumption of the Indemnification Obligations by Messrs. Davis and Tienor, the Company agreed to compensate each in the amount of $20,000, grossed up to accommodate their 2013 federal income tax liability associated with the payments. The amounts owed to Messrs. Davis and Tienor as of March 31, 2014 were $13,980 and $11,600 and are in accounts payable and accrued expense on the accompanying condensed consolidated balance sheet.

From time to time the Company may receive advances from certain of its officers in the form of salary deferment, cash advances to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of March 31, 2014 and 2013, there were no such arrangements.

NOTE L – COMMITMENTS AND CONTINGENCIES

Office Lease Obligations

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

Commitments for minimum rentals under non-cancelable leases at March 31, 2014 are as follows:

2014 (remainder of)	$354,114
2015	494,806
2016	245,274
2017	251,740
2018	258,381
2019 and thereafter	422,182
Total	$2,026,497

Expected rent payments to be received under the sublease agreement at March 31, 2014 are as follows:

2014 (remainder of)	$101,571
2015	138,919
Total	$240,490

Rental expenses charged to operations for the three months ended March 31, 2014 and 2013 were $155,575 and $129,320, respectively. Rental income received for the three months ended March 31, 2014 and 2013 was $33,302 and $32,332, respectively.

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

Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc.

On July 1, 2008, Linksmart Wireless Technology, LLC, or Linksmart, filed a civil lawsuit in the Eastern District of Texas against EthoStream, LLC, our wholly-owned subsidiary and 22 other defendants (Linksmart Wireless Technology, LLC v. T-Mobile USA, Inc., et al, U.S. District Court, for the Eastern District of Texas, Marshall Division, No. 2:08-cv-00264).  This lawsuit alleged that the defendants’ services infringe a wireless network security patent held by Linksmart.

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

On October 1, 2013, the Company entered into a settlement agreement with Linksmart. The Company has agreed to pay $115,000, payable in twelve installments of $9,583 due on the first of each month beginning October 1, 2013. The balance remaining at March 31, 2014 was $57,300 and is in accounts payable on the accompanying condensed consolidated balance sheet.

Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure. Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $900,000 and $1,100,000 accrued for this exposure as of March 31, 2014 and December 31, 2013, respectively.

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

Prior to 2014, the Company successfully executed and paid in full VDAs in nineteen states totaling approximately $286,000 and is current with the subsequent filing requirements.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

During the three months ended March 31, 2014, the Company successfully executed and paid in full VDAs in seven states totaling approximately $90,000 and is current with the subsequent filing requirements. In addition, the Company executed VDAs with two other states and has established payment plans with these states.

The following table sets forth the change in the sales tax accrual as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Balance, beginning of year	$1,080,482	$1,188,133
Collections	84,155	409,782
Provisions	(104,923)	(138,352)
Interest and penalties	–	7,342
Payments	(155,884)	(386,423)
Balance, end of period	$903,830	$1,080,482

NOTE M – BUSINESS CONCENTRATION

Revenue from one major customer approximated $382,900, or 15% of total revenue for the three months ended March 31, 2014. Total accounts receivable of $245,270, or 18% of total accounts receivable was due from this customer. For the three months ended March 31, 2013, no single customer represented 10% or more of total net revenues.

Purchases from two major suppliers approximated $626,700, or 64%, of purchases, and $919,100, or 71%, of purchases, for the three months ended March 31, 2014 and 2013, respectively. Total due to these suppliers, net of deposits, was approximately $321,000 as of March 31, 2014, and $432,000 as of March 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three months ended March 31, 2014, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2013, filed March 31, 2014.

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

Telkonet’s EthoStream is one of the largest public High-Speed Internet Access (“HSIA”) providers in the world, providing services to more than 8.0 million users monthly across a network of greater than 2,300 locations. With a wide range of product and service offerings and one of the most comprehensive management platforms available for HSIA networks, EthoStream offers solutions for any public access location.

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

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for the remainder of 2014 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors that could cause or contribute to such differences include those risks affecting the Company’s business as described in the Company’s filings with the SEC, including the current reports on Form 8-K, which factors are incorporated herein by reference. The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

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

EBITDA

The Company defines EBITDA as net income (loss), excluding income tax expense (benefit), interest expense, interest income, and depreciation and amortization expense. Management believes that certain non-GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization and other non-operating income and expenses (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Management believes that adjusted EBITDA provides insight into the Company’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results.

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2014	2013
Net loss	(778,208)	$(411,846)
Interest expense, net	11,114	16,638
Provision for income taxes	51,312	280
Depreciation and amortization expense	66,661	64,118
EBITDA	(649,121)	(330,810)
Adjustments:
Stock-based compensation expense	2,024	2,023
Adjusted EBITDA	(647,097)	$(328,787)

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	March 31, 2014		March 31, 2013		Variance

Product	$1,709,644	65%	$2,165,500	69%	$(455,856)	-21%
Recurring	922,973	35%	962,134	31%	(39,161)	-4%
Total	$2,632,617	100%	$3,127,634	100%	$(495,017)	-16%

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

For the three months ended March 31, 2014, product revenue decreased by 21% when compared to the prior year period.  Product revenue in 2014 includes approximately $0.7 million attributed to the sale, installation of energy management products, and approximately $1.0 million for the sale and installation of HSIA products. The variance in product revenue can be partially attributed to a $0.1 million decrease in HSIA installations. Two long term EcoSmart projects, both multiple deliverable arrangements that were not completed at the end of the period required a deferral of product revenue of $0.4 million.

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

Recurring revenue includes approximately 2,300 hotels in our broadband network portfolio. We currently support approximately 240,000 HSIA rooms with approximately 8.0 million monthly users. For the three months ended March 31, 2014, recurring revenue decreased by 4% when compared to the prior year period. The variance in recurring revenue was partially attributed to a decrease in advertising revenue. While the net number of properties and rooms has grown from March 31, 2013, additional revenues related to support services has not, contributing to the decrease in recurring revenue.

Cost of Sales

	Three Months Ended
	March 31, 2014		March 31, 2013		Variance

Product	$1,348,027	79%	$1,429,546	66%	$(81,519)	-6%
Recurring	254,302	28%	266,163	28%	(11,861)	-4%
Total	$1,602,239	61%	$1,695,709	54%	$(93,380)	-6%

Costs of Product Sales

Costs of product sales include equipment and installation labor related to the sale of SmartGrid and broadband networking equipment, including EcoSmart technology and Telkonet iWire. For the three months ended March 31, 2014, product costs decreased by 6% compared to the prior year period. The majority of the variance was attributed to the decrease in material costs and freight associated with the decrease in EcoSmart installation sales. When compared to the percentage decrease in product sales, the reduction in costs of product sales was not as large. Costs associated with multiple deliverable arrangements not completed at the end of the period are expensed when incurred and not deferred as is the revenue.

Costs of Recurring Revenue

Recurring costs are comprised of labor and telecommunication services for our Customer Service department. For the three months ended March 31, 2014, recurring costs decreased by 4% when compared to the prior year period. The variance is attributed to the decrease in support payroll and benefit costs associated with recurring sales.

Gross Profit

	Three Months Ended
	March 31, 2014		March 31, 2013		Variance

Product	$361,617	21%	$735,954	34%	$(374,337)	-51%
Recurring	668,671	72%	695,971	72%	(27,300)	-4%
Total	$1,030,288	39%	$1,431,925	46%	$(401,637)	-28%

Gross Profit on Product Revenue

The gross profit on product revenue for the three months ended March 31, 2014 decreased by 51% when compared to the prior year period. The variance was the result of recognizing material and installation costs and deferring revenue associated with multiple deliverable arrangements not completed at the end of the period.

Gross Profit on Recurring Revenue

Our gross profit associated with recurring revenue decreased by 4% for the three months ended March 31, 2014 when compared to the prior year period. The variance was due mainly to a small decrease in advertising revenue which yields higher gross profit margins as well as the decrease in recurring revenue.

Operating Expenses

	Three Months Ended March 31,
	2014	2013	Variance

Total	$1,746,070	$1,826,853	$(80,783)	-2%

During the three months ended March 31, 2014, operating expenses decreased by 2% when compared to the prior year period as outlined below.

Research and Development

	Three Months Ended March 31,
	2014	2013	Variance

Total	$296,690	$302,142	$(5,452)	-2%

Our research and development costs related to both present and future products are expensed in the period incurred. Current research and development costs are associated with product development and integration. During the three months ended March 31, 2014, research and development costs decreased 2% when compared to the prior year period. The variance is due to a reduction in expenditures for test equipment and tooling.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2014	2013	Variance

Total	$1,382,719	$1,460,593	$(77,874)	-5%

During the three months ended March 31, 2014, selling, general and administrative expenses decreased over the prior year period by 5%. The decrease is primarily the result of decreased expenditures for legal, sales personnel, travel, consulting fees and costs associated with sales initiatives.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending, and cash generated from operations.

Working Capital

Our working capital decreased by $832,152 during the three months ended March 31, 2014 from working capital deficit (current liabilities in excess of current assets) of $570,401 at December 31, 2013 to a working capital deficit of $1,402,553 at March 31, 2014.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”). The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of March 31, 2014 and December 31, 2013 were $141,936 and $154,463, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. The Note contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Amounts earned under the earn-out provisions were applied against the Note on June 30, 2012 and June 30, 2013.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding principal balance of the Note as of March 31, 2014 and December 31, 2013 was $453,352 and $506,024, respectively.

Revolving Credit Facility

On May 31, 2013, the Company entered into a Revolving Credit Facility (the “Agreement”) with Bridge Bank, NA, (the “Bank) in a principal amount not to exceed $2,000,000. The Agreement is subject to a borrowing base that is equal to the sum of 80% of the Company’s eligible accounts receivable and 25% of the eligible inventory. On August 1, 2013 the Agreement was modified to include the eligible receivables and the eligible inventory of Ethostream. The Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the facility bears interest at Prime Rate plus 2.75%. The Company’s borrowing base at March 31, 2014 was approximately $470,000 and the outstanding balance was $201,275. As of December 31, 2013 and March 31, 2014, the Company was in violation of a financial performance covenant. Although the Company’s violation of the financial performance covenant constitutes a default under the Agreement, as of May 15, 2014, the Bank has not chosen to pursue any remedies under the default provisions of the Agreement.  The potential remedies available to the Bank include the ability to accelerate the outstanding principal balance of the facility, which was $50,000 as of May 15, 2014, and/or to cease making advances or extending other financial accommodations to the Company. The Company is exploring alternatives regarding the Agreement, which could include modification of the Agreement, termination of the Agreement, which would require the Company to pay the entire outstanding principal balance of the facility, or refinancing the outstanding balance with another lender.  There can be no assurance that the Company will be successful in obtaining a modification of the Agreement or financing through another lender, on acceptable terms, if at all.

Cash Flow Analysis

Cash used in continuing operations was $75,786 during the three months ended March 31, 2014 and cash provided by operations was $471,112 during the three months ended March 31, 2013. As of March 31, 2014, our primary capital needs included business strategy execution, inventory procurement and managing current liabilities.

Cash provided by investing activities was $261,333 during the three months ended March 31, 2014 and cash used in investing activities was $396,725 during the three months ended March 31, 2013, respectively. During the year ended December 31, 2012, the Company was awarded a contract with a bonding requirement. During the three months ended March 31, 2013, the Company satisfied this requirement with cash collateral supported by an irrevocable standby letter of credit in the amount of $382,000. In March 2014, the Company satisfied all obligations related to the bonding requirement and the cash was released. During the three months ended March 31, 2014, the Company purchased approximately $120,667 of furniture and fixtures to furnish its new corporate office located in Waukesha, Wisconsin. These assets will be depreciated over their respective estimated useful lives.

Cash provided by financing activities was $136,076 during the three months ended March 31, 2014 and cash used in financing activities was $12,279 during the three months ended March 31, 2013.

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

The Company continues to manage its sales tax liability of approximately $904,000 by establishing voluntary disclosure agreements (“VDAs”) with the applicable states, which establishes a maximum look-back period and payment arrangements. However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $450,000 in sales tax liability, not including any applicable interest and penalties.

Prior to 2014, the Company successfully executed and paid in full VDAs in nineteen states totaling approximately $286,000 and is current with the subsequent filing requirements.

During the three months ended March 31, 2014, the Company successfully executed and paid in full VDAs in seven states totaling approximately $90,000 and is current with the subsequent filing requirements. In addition, the Company executed VDAs with two other states and has established payment plans with these states.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements.

Acquisition or Disposition of Property and Equipment

During the three months ended March 31, 2014, the Company had $120,667 of expenditures for furniture and fixtures. The Company does not anticipate any significant purchases of property or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

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

Item 4.  Controls and Procedures.

As of March 31, 2014, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Due to the lack of a segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

During the three months ended March 31, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Item 1A.  Risk Factors.

There have been no material changes to risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013 in response to Item 1A of Form 10-K.

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

Telkonet, Inc. Registrant

Date: May 15, 2014	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: May 15, 2014	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

