Form 10-Q
period 2014-06-30
TELKONET INC
filed 2014-08-14
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 31, 2014 is 125,035,612.

TELKONET, INC.

FORM 10-Q for the Six Months Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,097,859	$572,672
Restricted cash on deposit	63,000	382,000
Accounts receivable, net	1,494,148	1,659,756
Inventories	870,809	939,382
Prepaid expenses	113,877	171,216
Total current assets	3,639,693	3,725,026

Property and equipment, net	149,959	44,638

Other assets:
Goodwill	5,796,430	5,796,430
Intangible assets, net	1,137,777	1,258,617
Deposits	34,238	34,238
Total other assets	6,968,445	7,089,285

Total Assets	$10,758,097	$10,858,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,994,817	$1,843,589
Notes payable – current	272,482	265,985
Accrued liabilities and expenses	1,667,333	1,997,157
Deferred revenues	288,488	111,291
Customer deposits	541,868	77,405
Total current liabilities	4,764,988	4,295,427

Long-term liabilities:
Deferred lease liability	148,117	130,920
Notes payable – long term	256,750	394,502
Deferred income taxes	437,899	335,275
Total long-term liabilities	842,766	860,697

Redeemable preferred stock: 15,000,000 shares authorized, par value $.001 per share
Series A; 215 shares issued, 185 shares outstanding at June 30, 2014 and December 31, 2013, respectively, preference in liquidation of $1,266,539 and $1,229,832 as of June 30, 2014 and December 31, 2013, respectively	1,237,349	1,165,625

Commitments and contingencies

Stockholders’ Equity
Series B preferred stock; 538 shares issued, 55 shares outstanding at June 30, 2014 and December 31, 2013, preference in liquidation of $360,925 and $350,005 as of June 30, 2014 and December 31, 2013, respectively	349,023	324,063
Common stock, par value $.001 per share; 190,000,000 shares authorized; 125,035,612 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	125,035	125,035
Additional paid-in-capital	125,946,906	126,036,949
Accumulated deficit	(122,507,970)	(121,948,847)
Total stockholders’ equity	3,912,994	4,537,200

Total Liabilities and Stockholders’ Equity	$10,758,097	$10,858,949

See accompanying notes to the unaudited condensed consolidated financial statements.

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues, net:
Product	$3,419,956	$2,659,751	$5,129,600	$4,825,251
Recurring	933,392	935,745	1,856,365	1,897,879
Total Net Revenue	4,353,348	3,595,496	6,985,965	6,723,130

Cost of Sales:
Product	1,978,291	1,848,081	3,326,318	3,277,627
Recurring	263,083	270,517	517,385	536,680
Total Cost of Sales	2,241,374	2,118,598	3,843,703	3,814,307

Gross Profit	2,111,974	1,476,898	3,142,262	2,908,823

Operating Expenses:
Research and development	318,815	287,291	615,505	589,433
Selling, general and administrative	1,445,627	1,806,351	2,828,346	3,266,944
Depreciation and amortization	69,525	64,729	136,186	128,847
Total Operating Expenses	1,833,967	2,158,371	3,580,037	3,985,224

Income (Loss) from Operations	278,007	(681,473)	(437,775)	(1,076,401)

Other Income (Expenses):
Interest income (expense), net	(7,610)	18,061	(18,724)	1,423
Gain on sale of product line	–	41,902	–	41,902
Total Other Income (Expense)	(7,610)	59,963	(18,724)	43,325

Income (Loss) Before Provision for Income Taxes	270,397	(621,510)	(456,499)	(1,033,076)

Provision for Income Taxes	51,312	–	102,624	280

Net Income (Loss)	219,085	(621,510)	(559,123)	(1,033,356)

Accretion of preferred dividends and discount	(35,963)	(127,989)	(71,724)	(300,886)
Net income (loss) attributable to common stockholders	$183,122	$(749,499)	$(630,847)	$(1,334,242)

Net income (loss) per common share:
Net income (loss) attributable to common stockholders per common share - basic	$0.00	$0.00	$(0.01)	$(0.01)
Net income (loss) attributable to common stockholders per common share - diluted	$0.00	$0.00	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding - basic	125,035,612	108,179,079	125,035,612	108,141,250
Weighted Average Common Shares Outstanding - diluted	127,412,878	108,179,079	125,035,612	108,141,250

See accompanying notes to the unaudited condensed consolidated financial statements.

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS FROM JANUARY 1, 2014 THROUGH JUNE 30, 2014

	Series B Preferred Stock Shares	Series B Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2014	55	$324,063	125,035,612	$125,035	$126,036,949	$(121,948,847)	$4,537,200

Stock-based compensation expense related to employee stock options	–	–	–	–	6,641	–	6,641

Accretion of redeemable preferred stock discount	–	14,040	–	–	(49,056)	–	(35,016)

Accretion of redeemable preferred stock dividends	–	10,920	–	–	(47,628)	–	(36,708)

Net loss	–	–	–	–	–	(559,123)	(559,123)

Balance at June 30, 2014	55	$349,023	125,035,612	$125,035	$125,946,906	$(122,507,970)	$3,912,994

See accompanying notes to the unaudited condensed consolidated financial statements.

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(559,123)	$(1,033,356)

Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of product line	–	(41,902)
Stock-based compensation expense	6,641	85,519
Depreciation	15,346	8,007
Amortization	120,840	120,840
Provision for doubtful accounts	5,787	64,543
Deferred income taxes	102,624	–

Changes in assets and liabilities:
Accounts receivable	159,821	560,471
Inventories	68,573	(258,874)
Prepaid expenses	57,339	77,057
Accounts payable	151,228	(12,692)
Accrued liabilities and expenses	(329,824)	(286,880)
Deferred revenue	177,197	321,100
Customer deposits	464,463	406,981
Deferred lease liability	17,197	(547)
Net Cash Provided By Operating Activities	458,109	10,267

Cash Flows From Investing Activities:
Purchase of property and equipment	(120,667)	(18,633)
Change in restricted cash	319,000	(382,000)
Net Cash Provided By (Used In) Investing Activities	198,333	(400,633)

Cash Flows From Financing Activities:
Payments on note payable	(131,255)	(58,276)
Net Cash Used In Financing Activities	(131,255)	(58,276)

Net increase (decrease) in cash and cash equivalents	525,187	(448,642)
Cash and cash equivalents at the beginning of the period	572,672	1,163,758
Cash and cash equivalents at the end of the period	$1,097,859	$715,116

See accompanying notes to the unaudited condensed consolidated financial statements.

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest expense	$19,297	$9,194
Non-cash transactions:
Accretion of discount on redeemable preferred stock	$49,056	$216,264
Accretion of dividends on redeemable preferred stock	47,628	84,622
Conversion of preferred stock to common stock	–	50,000

See accompanying notes to the unaudited condensed consolidated financial statements.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2013 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

Business and Basis of Presentation

The Company formed in 1999 and incorporated under the laws of the state of Utah is made up of two synergistic business divisions, EcoSmart Energy Management Technology and EthoStream High Speed Internet Access (HSIA) Network.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc., and EthoStream, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company reported a net loss of $559,123 for the six months ended June 30, 2014, and has an accumulated deficit of $122,507,970 and total current liabilities in excess of current assets of $1,125,295 as of June 30, 2014.

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

Anticipated cash flows from operations may be insufficient to satisfy the Company’s ongoing capital requirements for at least the next 12 months. In May 2013, the Company entered into a Revolving Credit Facility (the “Agreement”) with Bridge Bank, NA (the “Bank”), the principal not to exceed $2,000,000. This credit facility was available for working capital and other lawful business purposes. As of March 31, 2014 and December 31, 2013, the Company was in violation of a financial performance covenant. Although the Company’s violation of the financial performance covenant constituted a default under the Agreement, the Bank did not pursue any remedies under the default provisions of the Agreement.  On May 31, 2014, the Bank and the Company mutually agreed to terminate the Agreement and the remaining balance, $50,000, was paid in full.

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

Restricted Cash on Deposit

During 2012, the Company was awarded a contract with a bonding requirement.  The Company satisfied this requirement during the year ended December 31, 2013 with cash collateral supported by an irrevocable standby letter of credit in the amount of $382,000 which was to expire September 30, 2014, or sooner if the Company satisfied all obligations under the arrangement.  The amount is presented as restricted cash on deposit on the consolidated balance sheet as of December 31, 2013. In March 2014, the Company satisfied all obligations related to the bonding requirement and the cash was released.

During 2014, the Company was again awarded a contract with a bonding requirement. The Company satisfied this requirement during the three and six months ended June 30, 2014 with cash collateral supported by an irrevocable standby letter of credit in the amount of $63,000 which is to expire December 31, 2014, or sooner if the Company satisfies all obligations under the arrangement. The amount is presented as restricted cash on deposit on the consolidated balance sheet as of June 30, 2014.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Income (Loss) per Common Share

The Company computes net income (loss) per share under ASC 260-10, “Earnings Per Share”.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding of common stock.  Diluted income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. As a result of the losses for the six months ended June 30, 2014 and 2013, there were 11,295,139 and 11,402,512 shares of common stock underlying options and warrants excluded, respectively, as their inclusion would have been anti-dilutive.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the six months ended June 30, 2014 and the year ended December 31, 2013, the Company experienced returns of approximately 1% to 4% of materials included in the cost of sales. As of June 30, 2014 and December 31, 2013, the Company recorded warranty liabilities in the amount of $62,943 and $77,943, respectively.

Product warranties for the six months ended June 30, 2014 and the year ended December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Beginning balance	$77,943	$69,743
Warranty claims incurred	(18,419)	(9,106)
Provision charged to expense	3,419	17,306
Ending balance	$62,943	$77,943

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 square feet of commercial office space in Germantown, Maryland. Because we no longer have access to this subleased space, we recorded a charge of $59,937 in accrued liabilities and expenses related to this abandonment during 2011. On June 27, 2012 the subtenant exercised the option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015 and we recorded an additional charge of $132,174. The remaining liability at June 30, 2014 was $68,494 and at December 31, 2013 was $91,981.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which applies to the presentation of unrecognized tax benefits as a liability on the balance sheet when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. This ASU was effective for reporting periods beginning after December 15, 2013. The Company applied this guidance in the current year and did not have a material impact on the Company's statement of operations, financial position or cash flows.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718). Under ASU No. 2014-12 an award with a performance target generally requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. This ASU will be effective for reporting periods beginning after December 15, 2015. The Company does not believe this guidance will have a material impact on the Company's future statement of operations, financial position or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at June 30, 2014 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,762,223)	$–	$1,137,777	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,762,223)	–	1,137,777
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Total Goodwill	8,796,430	–	(3,000,000)	5,796,430
Total	$11,696,430	$(1,762,223)	$(3,000,000)	$6,934,207

Total identifiable intangible assets acquired and their carrying values at December 31, 2013 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,641,383)	$–	$1,258,617	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,641,383)	–	1,258,617
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Goodwill – SSI	5,874,016	–	(5,874,016)	-
Total Goodwill	14,670,446		(8,874,016)	5,796,430
Total	$17,570,446	$(1,641,383)	$(8,874,016)	$7,055,047

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Total amortization expense charged to operations for each of the three and six months ended June 30, 2014 and 2013 was $60,420 and 120,840, respectively.

Estimated future amortization expense as of June 30, 2014 is as follows:

Remainder of 2014	$120,840
2015	241,680
2016	241,680
2017	241,680
2018	241,680
2019	50,217
Total	$1,137,777

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

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Accounts receivable	$1,522,673	$1,816,722
Allowance for doubtful accounts	(28,525)	(156,966)
Accounts receivable, net	$1,494,148	$1,659,756

NOTE E – INVENTORIES

Components of inventories as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Merchandise purchased for resale	$1,079,359	$997,332
Reserve for obsolescence	(208,550)	(57,950)
Inventory, net	$870,809	$939,382

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Accrued liabilities and expenses	$426,838	$405,073
Accrued payroll and payroll taxes	427,755	430,871
Accrued sales taxes, penalties, and interest	747,582	1,080,482
Accrued interest	2,215	2,788
Product warranties	62,943	77,943
Total	$1,667,333	$1,997,157

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

NOTE G – LONG-TERM DEBT

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of June 30, 2014 and December 31, 2013 were $129,347 and $154,463, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. The Note contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Amounts earned under the earn-out provisions were applied against the Note on June 30, 2012 and June 30, 2013. For the three and six months ended June 30, 2013, the non-cash reduction of principal calculated under these provisions and applied to the Note was $41,902. Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding principal balance of the Note as of June 30, 2014 and December 31, 2013 was $399,885 and $506,024, respectively.

Revolving Credit Facility

On May 31, 2013, the Company entered into a Revolving Credit Facility (the “Agreement”) with Bridge Bank, NA, (the “Bank”) in a principal amount not to exceed $2,000,000. The Agreement was subject to a borrowing base that was equal to the sum of 80% of the Company’s eligible accounts receivable and 25% of the eligible inventory. On August 1, 2013 the Agreement was modified to include the eligible receivables and the eligible inventory of Ethostream. The Agreement was available for working capital and other lawful general corporate purposes. As of December 31, 2013 and March 31, 2014, the Company was in violation of a financial performance covenant. Although the Company’s violation of the financial performance covenant constituted a default under the Agreement, the Bank did not pursue any remedies under the default provisions of the Agreement. On May 31, 2014, the Company and the Bank mutually agreed to terminate the Agreement and the Company paid the remaining outstanding principal balance of $50,000.

Aggregate annual future maturities of long-term debt as of June 30, 2014 are as follows:

Years ended December 31,	Amount
2014 (remainder of)	$134,744
2015	280,295
2016	114,193
529,232
Less: Current portion	(272,482)
Notes payable long term	$256,750

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

NOTE H – REDEEMABLE PREFERRED STOCK

Series A

The Company has designated 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A is convertible, at the option of the holder thereof, at any time, into shares of our Common Stock at a conversion price of $0.363 per share. In the event of a change of control (as defined in the purchase agreement with respect to the Series A), or at the holder’s option, on November 19, 2014 and for a period of 180 days thereafter, provided that at least 50% of the shares of Series A issued on the Series A Original Issue Date, November 16, 2009, remain outstanding as of November 19, 2014, and the holders of at least a majority of the then outstanding shares of Series A provide written notice requesting redemption of all shares of Series A, we are required to redeem the Series A for the purchase price of $5,000 per share, plus any accrued but unpaid dividends. The aggregate redemption price payable to holders of shares of Series A would be payable by the Company in three equal annual installments with the first of these three installments due within 60 days of the requisite holders’ written notice requesting redemption.  The Series A accrues dividends at an annual rate of 8% of the original purchase price, payable only when, as, and if declared by the Board of Directors of Telkonet.

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

The charge to additional paid in capital for amortization of Series A discount and costs for the three months ended June 30, 2014 and 2013 was $17,508 and for the six months ended June 30, 2014 and 2013 was $35,016, respectively.

For the three and six months ended June 30, 2014 and 2013, we have accrued dividends for Series A in the amount of $18,454 and $(1,817) and $36,707 and $16,436 and cumulative accrued dividends of $341,539 and $267,512, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and an increase to the net loss attributable to common stockholders and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

Series B

The Company has designated 538 shares of preferred stock as Series B Preferred Stock (“Series B”). Each share of Series B is convertible, at the option of the holder thereof, at any time, into shares of our Common Stock at a conversion price of $0.13 per share.  As a result of the Series B conversions during the year ended December 31, 2013, the outstanding Series B shares will not become redeemable at the option of the holders. The Series B accrues dividends at an annual rate of 8% of the original purchase price, payable only when, as, and if declared by our Board of Directors.

On August 4, 2010, the Company sold 267 shares of Series B with attached warrants to purchase an aggregate of 5,134,626 shares of the Company’s common stock at $0.13 per share.  The Series B shares were sold at a price per share of $5,000 and each Series B share is convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,335,000 from the sale of the Series B shares.  Up and until the quarter ended September 30, 2013, the Series B were redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and including accumulated dividends, had been classified as redeemable preferred stock on the consolidated balance sheets. During the year ended December 31, 2013, shareholders converted 167 redeemable preferred shares issued on August 4, 2010, to, in aggregate, 6,423,072 shares of common stock.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

A portion of the proceeds was allocated to the warrants based on their relative fair value, which totaled $394,350 using the Black-Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $394,350 to the Series B preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model were as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 1.76%, (4) expected term of approximately 4 years, and (5) estimated fair value of Telkonet common stock of $0.109 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $788,700, were recorded as a discount and deducted from the face value of the preferred stock. The discount is being amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings). During the year ended December 31, 2013, a portion of the discount of approximately $123,100 was accelerated and recognized immediately as a charge to additional paid-in capital and accretion of preferred stock discounts and an increase to the net loss attributable to common stockholders for the 167 redeemable preferred shares converted to common stock.

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

As a result of the Series B conversions during the year ended December 31, 2013, fewer than 50% of the Series B shares issued on the Series B Original Issuance Date, August 4, 2010, remain outstanding, and the balance of the outstanding Series B shares will not become redeemable at the option of the holders. The redemption feature at the option of the holders is eliminated, thereby, resulting in the reclassification of $324,063 from temporary equity, which was classified as “redeemable preferred stock” in the Company’s condensed consolidated balance sheets, to permanent equity.

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

The charge to additional paid in capital for amortization of Series B discount and costs for the three and six months ended June 30, 2014 and 2013 was $7,020 and $92,760 and $14,040 and $181,248, respectively.

For the three and six months ended June 30, 2014 and 2013, we have accrued dividends for Series B in the amount of $5,490 and $19,538 and $10,920 and $68,186, respectively, and cumulative accrued dividends of $85,925 and $488,019 as of June 30 2014 and 2013, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. During the year ended December 31, 2013, accrued dividends in the amount of $491,878 were written down and credited back to additional paid-in capital upon the redeemable preferred share conversions to common stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company.  Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $360,925 and second, Series A with a preference value of $1,266,539. Both series of preferred stock are equal in their dividend preference over common stock.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. At both June 30, 2014 and December 31, 2013, there were 185 shares of Series A and 55 shares of Series B outstanding.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of both June 30, 2014 and December 31, 2013 the Company had 125,035,612 common shares issued and outstanding.

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

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	175,000	3.32	$0.14	175,000	$0.14
$0.16 - $0.99	1,620,225	8.42	0.18	1,235,225	0.18
$1.00 - $5.99	140,000	1.95	3.29	140,000	3.29
	1,935,225	7.49	$0.41	1,550,225	$0.46

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2013	1,280,642	$0.62
Granted	504,583	0.18
Exercised	–	–
Cancelled or expired	(50,000)	2.69
Outstanding at December 31, 2013	1,735,225	$0.43
Granted	200,000	0.19
Exercised	–	–
Cancelled or expired	–	–
Outstanding at June 30, 2014	1,935,225	$0.41

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

There were 200,000 and 504,583 options granted and no options exercised during the six months ended June 30, 2014 and 2013, respectively. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three and months ended June 30, 2014 and 2013 was $4,617 and $83,496 and $6,641 and $85,519 respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	7,230,778	1.62	$0.13	7,230,778	$0.13
0.33	1,628,800	0.39	0.33	1,628,800	0.33
3.00	500,336	1.11	3.00	500,336	3.00
	9,359,914	1.38	$0.32	9,359,914	$0.32

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2013	10,830,416	$0.45
Issued	–	–
Exercised	(86,472)	0.13
Canceled or expired	(1,384,030)	1.36
Outstanding at December 31, 2013	9,359,914	0.32
Issued	–	–
Exercised	–	–
Canceled or expired	–	–
Outstanding at June 30, 2014	9,359,914	$0.32

There were no warrants granted, exercised, cancelled or forfeited during the three and six month periods ended June 30, 2014 and 2013.

NOTE K – RELATED PARTY TRANSACTIONS

In connection with a customer contract that required bonding, William H. Davis, the Company’s Board Chairman and Jason L. Tienor, the Company’s Chief Executive Officer and President, each signed a General Indemnity Agreement dated July 5, 2013 and July 8, 2013, pledged certain personal property on behalf of the Company. The General Indemnity Agreement indemnifies the surety company for certain losses incurred by the surety company for the benefit of the Company. As consideration for the assumption of the Indemnification Obligations by Messrs. Davis and Tienor, the Company agreed to compensate each in the amount of $29,000, grossed up to accommodate their 2013 and 2014 federal income tax liability associated with the payments. The amounts owed to Messrs. Davis and Tienor as of June 30, 2014 were $4,490 and $6,600 and are in accounts payable and accrued expense on the accompanying condensed consolidated balance sheet.

On July 17, 2014, Messer’s Davis and Tienor each signed a General Indemnity Agreement pledging personal property on behalf of the Company for another customer contract that required bonding. The Company agreed to compensate each in the amount of $9,000, grossed up to accommodate their 2014 federal income tax liability associated with the payments.

From time to time the Company may receive advances from certain of its officers in the form of salary deferment, cash advances to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  As of June 30, 2014 and 2013, there were no such arrangements.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

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

Commitments for minimum rentals under non-cancelable leases at June 30, 2014 are as follows:

2014 (remainder of)	$244,206
2015	494,806
2016	245,274
2017	251,740
2018	258,381
2019 and thereafter	422,182
Total	$1,916,589

Expected rent payments to be received under the sublease agreement at June 30, 2014 are as follows:

2014 (remainder of)	$68,269
2015	138,919
Total	$207,188

Rental expenses charged to operations for the three and six months ended June 30, 2014 and 2013 were $154,576 and $129,320, and $310,151 and $267,295, respectively. Rental income received for the three and six months ended June 30, 2014 and 2013 was $33,925 and $32,332, and $67,227 and $64,664, respectively.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

On October 1, 2013, the Company entered into a settlement agreement with Linksmart. The Company has agreed to pay $115,000, payable in twelve installments of $9,583 due on the first of each month beginning October 1, 2013. The balance remaining at June 30, 2014 and December 31, 2013 was $28,550 and $86,250 recorded in accounts payable on the accompanying condensed consolidated balance sheet.

Eric Sprangers v. Telkonet, Inc. and Ethostream, LLC

On or about April 23, 2014, Eric Sprangers filed a complaint against Telkonet, Inc. and Ethostream, LLC (the “Companies”) in the United States District Court for the Eastern District of Wisconsin. The Complaint, filed by Sprangers on behalf of himself and a putative class of allegedly similarly situated employees of the Companies, claims that the Companies failed to pay him and the putative class members overtime compensation in violation of the federal Fair Labor Standards Act (“FLSA”). Among other things, the complaint seeks payment to the putative class members of back overtime, liquidated damages and penalties as provided in the FLSA, and an award of costs and attorneys’ fees. On or about May 22, 2014, the Companies filed an answer to the complaint in which the Companies deny that they failed to pay overtime compensation in violation of the FLSA. On July 25, 2014, Sprangers accepted a July 11, 2014 Rule 68 offer of judgment that was made by the Companies in the amount of $10,000, plus an additional amount for attorneys’ fees, costs and expenses to be determined by the Court. Issuance by the Court of an order of judgment consistent with the accepted offer is pending.

Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure.  Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $750,000 and $1,100,000 accrued for this exposure as of June 30, 2014 and December 31, 2013, respectively.

The Company continues to manage the liability by establishing voluntary disclosure agreements (VDAs) with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $320,000, not including any applicable interest and penalties.

Prior to 2014, the Company successfully executed and paid in full VDAs in nineteen states totaling approximately $286,000 and is current with the subsequent filing requirements.

During the six months ended June 30, 2014, the Company successfully executed and paid in full VDAs in eight states totaling approximately $103,000 and is current with the subsequent filing requirements. In addition, the Company executed VDAs with three other states and has established payment plans with these states.

The following table sets forth the change in the sales tax accrual as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Balance, beginning of year	$1,080,482	$1,188,133
Collections	196,302	409,782
Provisions	(235,962)	(138,352)
Interest and penalties	–	7,342
Payments	(293,240)	(386,423)
Balance, end of period	$747,582	$1,080,482

NOTE M – BUSINESS CONCENTRATION

For the six months ended June 30, 2014 and 2013, no single customer represented 10% or more of total net revenues.

Purchases from two major suppliers approximated $1,767,000, or 75% of purchases, and $1,235,000, or 62% of purchases, for the six months ended June 30, 2014 and 2013, respectively. Total due to these suppliers, net of deposits, was approximately $701,000 as of June 30, 2014, and $455,000 as of June 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three and six months ended June 30, 2014, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2013, filed March 31, 2014.

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

Telkonet’s EthoStream is one of the largest public High-Speed Internet Access (“HSIA”) providers in the world, providing services to more than 8.0 million users monthly across a network of greater than 2,200 locations. With a wide range of product and service offerings and one of the most comprehensive management platforms available for HSIA networks, EthoStream offers solutions for any public access location.

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

RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$219,085	$(621,510)	$(559,123)	$(1,033,356)
Interest expense, net	7,610	(18,061)	18,724	(1,423)
Provision for income taxes	51,312	–	102,624	280
Depreciation and amortization expense	69,525	64,729	136,186	128,847
EBITDA	347,532	(574,842)	(301,589)	(905,652)
Adjustments:
Gain on sale of product line	–	(41,902)	–	(41,902)
Stock-based compensation expense	4,617	83,496	6,641	85,519
Adjusted EBITDA	$352,149	$(533,248)	$(294,948)	$(862,035)

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	June 30, 2014		June 30, 2013		Variance

Product	$3,419,956	79%	$2,659,751	74%	$760,205	29%
Recurring	933,392	21%	935,745	26%	(2,353)	0%
Total	$4,353,348	100%	$3,595,496	100%	$757,852	21%

	Six Months Ended
	June 30, 2014		June 30, 2013		Variance

Product	$5,129,600	73%	$4,825,251	72%	$304,349	6%
Recurring	1,856,365	27%	1,897,879	28%	(41,514)	-2%
Total	$6,985,965	100%	$6,723,130	100%	$262,835	4%

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

For the three and six months ended June 30, 2014, product revenue increased by 29% and 6% respectively, when compared to the prior year periods. Product revenue in 2014 includes approximately $2.7 million attributed to the sale and installation of energy management products, and approximately $2.4 million for the sale and installation of HSIA products. The variance in product revenue can be partially attributed to a $0.1 million decrease in HSIA installations. Two long term EcoSmart projects, requiring the company to defer revenue of $0.4 million in the three months ended March 31, 2014 were completed and the revenue recognized during the three months ended June 30, 2014. The Company also recognized approximately $0.4 million in product revenue attributed to several multiple deliverable arrangements that were not completed at the end of the three months ended June 30, 2014.

Recurring Revenue

Recurring revenue is primarily attributed to recurring services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. The recurring revenue consists primarily of HSIA support services and advertising revenue.  Advertising revenue is based on impression-based statistics for a given period from customer site visits to the Company’s login portal page under the terms of advertising agreements entered into with third-parties.  A component of our recurring revenue is derived from fees, less payback costs, associated with less than 1% of our hospitality customers who do not internally manage guest-related, internet transactions.

Recurring revenue includes approximately 2,200 hotels in our broadband network portfolio. We currently support approximately 238,000 HSIA rooms with approximately 8.0 million monthly users. For the three and six months ended June 30, 2014, recurring revenue remained unchanged and decreased by 2% when compared to the prior year periods. The variance for the six months ended June 30, 2014 was attributed to a decrease in advertising and fee revenue.

Cost of Sales

	Three Months Ended
	June 30, 2014		June 30, 2013		Variance

Product	$1,978,291	58%	$1,848,081	69%	$130,210	7%
Recurring	263,083	28%	270,517	29%	(7,434)	-3%
Total	$2,241,374	51%	$2,118,598	59%	$122,776	0%

	Six Months Ended
	June 30, 2014		June 30, 2013		Variance

Product	$3,326,318	65%	$3,277,627	68%	$48,691	1%
Recurring	517,385	28%	536,680	28%	(19,295)	-4%
Total	$3,843,703	55%	$3,814,307	57%	$29,396	1%

Costs of Product Sales

Costs of product sales include equipment and installation labor related to the sale of Ethostream broadband networking equipment, and EcoSmart energy management technology. For the three and six months ended June 30, 2014, product costs as a percentage of sales were 58% and 65% compared to 69% and 68% for the prior year periods. The variance was attributed to a $0.1 million rebate associated with Ethostream broadband networking equipment. The Company also recognized revenue in the current period that was deferred in prior periods. Costs associated with these revenues were expensed when incurred in those prior periods.

Costs of Recurring Revenue

Recurring costs are comprised of labor and telecommunication services for our Customer Service department. For the three and six months ended June 30, 2014, recurring costs decreased by 3% and 4% when compared to the prior year period. The variance is attributed to the decrease in support payroll and benefit costs associated with recurring sales.

Gross Profit

	Three Months Ended
	June 30, 2014		June 30, 2013		Variance

Product	$1,441,665	42%	$811,670	31%	$629,995	79%
Recurring	670,309	72%	665,228	71%	5,081	1%
Total	$2,111,974	49%	$1,476,898	41%	$635,076	43%

	Six Months Ended
	June 30, 2014		June 30, 2013		Variance

Product	$1,803,282	35%	$1,547,624	32%	$255,760	17%
Recurring	1,338,980	72%	1,361,199	72%	(22,219)	-2%
Total	$3,142,262	45%	$2,908,823	43%	$233,439	8%

Gross Profit on Product Revenue

The gross profit on product revenue for the three and six months ended June 30, 2014 increased by 79% and 17% when compared to the prior year period. The variance was a result of a 28% increase in sales, the broadband equipment rebate and deferred revenue recognized in the current period. Costs associated with these deferred revenues were recognized when incurred in prior periods.

Gross Profit on Recurring Revenue

Our gross profit associated with recurring revenue increased by 1% and decreased by 2% for the three and six months ended June 30, 2014 when compared to the prior year periods. The increase for the three month comparison was due to a decrease in support staff salaries and benefits. The decrease for the six month comparison was mainly due to a decrease in advertising revenue which yields higher gross profit margins.

Operating Expenses

	Three Months Ended March 31,
	2014	2013	Variance

Total	$1,833,967	$2,158,371	$(324,404)	-15%

	Six Months Ended June 30,
	2014	2013	Variance

Total	$3,580,037	$3,985,224	$(405,187)	-10%

During the three and six months ended June 30, 2014, operating expenses decreased by 15% and 10% when compared to the prior year periods, as outlined below.

Research and Development

	Three Months Ended June 30,
	2014	2013	Variance

Total	$318,815	$287,291	$31,524	11%

	Six Months Ended June 30,
	2014	2013	Variance

Total	$615,505	$589,433	$26,072	4%

Our research and development costs related to both present and future products are expensed in the period incurred. Current research and development costs are associated with product development and integration. During the three and six months ended June 30, 2014, research and development costs increased 11% and 4% when compared to the prior year periods. The increases were due to costs of $0.01 million associated with the development of our EcoConnect Plus next generation product as well as salaries and wages of $0.02 million.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2014	2013	Variance

Total	$1,445,627	$1,806,351	$(360,724)	-20%

	Six Months Ended June 30,
	2013	2013	Variance

Total	$2,828,346	$3,266,944	$(438,598)	-13%

During the three and six months ended June 30, 2014, selling, general and administrative expenses decreased over the comparable prior year periods by 20% and 13%. The decreases are primarily attributed to a $0.2 million decrease in bonus and stock option expenses, a $0.1 million write down of sales and use expense as well as decreased expenditures for legal, accounting, trade shows and bad debt expense.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending, and cash generated from operations.

Working Capital

Our working capital decreased by $554,894 during the six months ended June 30, 2014 from working capital deficit (current liabilities in excess of current assets) of $570,401 at December 31, 2013 to a working capital deficit of $1,125,295 at June 30, 2014.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”). The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of June 30, 2014 and December 31, 2013 were $129,347 and $154,463, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. The Note contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Amounts earned under the earn-out provisions were applied against the Note on June 30, 2012 and June 30, 2013.  For the three and six months ended June 30, 2013, the non-cash reduction of principal calculated under these provisions and applied to the Note was $41,902. Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding principal balance of the Note as of June 30, 2014 and December 31, 2013 was $399,885 and $506,024, respectively.

Revolving Credit Facility

On May 31, 2013, the Company entered into a Revolving Credit Facility (the “Agreement”) with Bridge Bank, NA, (the “Bank”) in a principal amount not to exceed $2,000,000. The Agreement was subject to a borrowing base that was equal to the sum of 80% of the Company’s eligible accounts receivable and 25% of the eligible inventory. On August 1, 2013 the Agreement was modified to include the eligible receivables and the eligible inventory of Ethostream. The Agreement was available for working capital and other lawful general corporate purposes. As of December 31, 2013 and March 31, 2014, the Company was in violation of a financial performance covenant. Although the Company’s violation of the financial performance covenant constituted a default under the Agreement, the Bank did not pursue any remedies under the default provisions of the Agreement. On May 31, 2014, the Company and the Bank mutually agreed to terminate the Agreement and the Company paid the remaining outstanding principal balance of $50,000.

Cash Flow Analysis

Cash provided by continuing operations was $458,109 and $10,267 during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, our primary capital needs included business strategy execution, inventory procurement and managing current liabilities.

Cash provided by investing activities was $198,333 during the six months ended June 30, 2014 and cash used in investing activities was $400,633 during the six months ended June 30, 2013, respectively. During the year ended December 31, 2012, the Company was awarded a contract with a bonding requirement. During the six months ended June 30, 2013, the Company satisfied this requirement with cash collateral supported by an irrevocable standby letter of credit in the amount of $382,000. In 2014, the Company satisfied all obligations related to the bonding requirement and the cash was released. During the six months ended June 30, 2014, the Company purchased approximately $120,667 of furniture and fixtures to furnish its new corporate office located in Waukesha, Wisconsin. These assets will be depreciated over their respective estimated useful lives.

Cash used in financing activities was $131,255 and $58,276 during the six months ended June 30, 2014 and 2013, respectively.

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

The Company continues to manage its sales tax liability of approximately $750,000 by establishing voluntary disclosure agreements (“VDAs”) with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $320,000 in sales tax liability, not including any applicable interest and penalties.

Prior to 2014, the Company successfully executed and paid in full VDAs in nineteen states totaling approximately $286,000 and is current with the subsequent filing requirements.

During the six months ended June 30, 2014, the Company successfully executed and paid in full VDAs in eight states totaling approximately $103,000 and is current with the subsequent filing requirements. In addition, the Company executed VDAs with three other states and has established payment plans with these states.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements.

Acquisition or Disposition of Property and Equipment

During the six months ended June 30, 2014, the Company had $120,667 of expenditures for furniture and fixtures. The Company does not anticipate any significant purchases of property or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

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

Item 4. Controls and Procedures.

As of June 30, 2014, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Due to the lack of a segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

During the six months ended June 30, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Telkonet, Inc. Registrant

Date: August 14, 2014	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: August 14, 2014	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

