Form 10-Q
period 2014-09-30
TELKONET INC
filed 2014-11-14
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 31, 2014 is 125,035,612.

TELKONET, INC.

FORM 10-Q for the Nine Months Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$940,574	$572,672
Restricted cash on deposit	63,000	382,000
Accounts receivable, net	1,350,054	1,659,756
Inventories	958,970	939,382
Prepaid expenses	94,996	171,216
Total current assets	3,407,594	3,725,026

Property and equipment, net	140,855	44,638

Other assets:
Goodwill	5,796,430	5,796,430
Intangible assets, net	1,077,357	1,258,617
Deposits	34,238	34,238
Total other assets	6,908,025	7,089,285

Total Assets	$10,456,474	$10,858,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,934,514	$1,843,589
Notes payable – current	276,085	265,985
Accrued liabilities and expenses	1,439,781	1,997,157
Deferred revenues	147,958	111,291
Customer deposits	301,610	77,405
Total current liabilities	4,099,948	4,295,427

Long-term liabilities:
Deferred lease liability	144,346	130,920
Notes payable – long term	185,673	394,502
Deferred income taxes	489,211	335,275
Total long-term liabilities	819,230	860,697

Redeemable preferred stock: 15,000,000 shares authorized, par value $.001 per share
Series A; 215 shares issued, 185 shares outstanding at September 30, 2014 and December 31, 2013, respectively, preference in liquidation of $1,285,199 and $1,229,832 as of September 30, 2014 and December 31, 2013, respectively	1,273,516	1,165,625

Commitments and contingencies

Stockholders’ Equity
Series B preferred stock; 538 shares issued, 55 shares outstanding at September 30, 2014 and December 31, 2013, preference in liquidation of $366,478 and $350,005 as of September 30, 2014 and December 31, 2013, respectively	361,596	324,063
Common stock, par value $.001 per share; 190,000,000 shares authorized; 125,035,612 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	125,035	125,035
Additional paid-in-capital	125,902,369	126,036,949
Accumulated deficit	(122,125,220)	(121,948,847)
Total stockholders’ equity	4,263,780	4,537,200

Total Liabilities and Stockholders’ Equity	$10,456,474	$10,858,949

See accompanying notes to the unaudited condensed consolidated financial statements.

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues, net:
Product	$3,122,164	$2,606,464	$8,251,764	$7,431,715
Recurring	960,509	901,321	2,816,874	2,799,200
Total Net Revenue	4,082,673	3,507,785	11,068,638	10,230,915

Cost of Sales:
Product	1,674,172	1,469,104	5,000,490	4,746,731
Recurring	266,136	263,068	783,521	799,748
Total Cost of Sales	1,940,308	1,732,172	5,784,011	5,546,479

Gross Profit	2,142,365	1,775,613	5,284,627	4,684,436

Operating Expenses:
Research and development	347,344	306,559	962,849	895,992
Selling, general and administrative	1,267,968	1,578,464	4,096,314	4,845,408
Depreciation and amortization	69,525	64,731	205,711	193,578
Total Operating Expenses	1,684,837	1,949,754	5,264,874	5,934,978

Income (Loss) from Operations	457,528	(174,141)	19,753	(1,250,542)

Other Income (Expenses):
Interest income (expense), net	(6,072)	(11,401)	(24,796)	(9,978)
Gain on sale of product line	–	–	–	41,902
Total Other Income (Expense)	(6,072)	(11,401)	(24,796)	31,924

Income (Loss) Before Provision for Income Taxes	451,456	(185,542)	(5,043)	(1,218,618)

Provision for Income Taxes	68,706	294,936	171,330	295,216
Net Income (Loss)	382,750	(480,478)	(176,373)	(1,513,834)

Accretion of preferred dividends and discount	(36,166)	(556,351)	(107,890)	(857,237)
Net income (loss) attributable to common stockholders	$346,584	$(1,036,829)	$(284,263)	$(2,371,071)

Net income (loss) per common share:
Net income (loss) attributable to common stockholders per common share– basic	$0.00	$(0.01)	$0.00	$(0.02)
Net income (loss) attributable to common stockholders per common share - diluted	$0.00	$(0.01)	$0.00	$(0.02)

Weighted Average Common Shares Outstanding – basic	125,035,612	117,150,713	125,035,612	111,177,407
Weighted Average Common Shares Outstanding -diluted	126,814,401	117,150,713	125,035,612	111,177,407

See accompanying notes to the unaudited condensed consolidated financial statements.

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS FROM JANUARY 1, 2014 THROUGH SEPTEMBER 30, 2014

	Series B Preferred Stock Shares	Series B Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2014	55	$324,063	125,035,612	$125,035	$126,036,949	$(121,948,847)	$4,537,200

Stock-based compensation expense related to employee stock options	–	–	–	–	10,843	–	10,843

Accretion of redeemable preferred stock discount	–	21,060	–	–	(73,584)	–	(52,524)

Accretion of redeemable preferred stock dividends	–	16,473	–	–	(71,839)	–	(55,366)

Net loss	–	–	–	–	–	(176,373)	(176,373)

Balance at September 30, 2014	55	$361,596	125,035,612	$125,035	$125,902,369	$(122,125,220)	$4,263,780

See accompanying notes to the unaudited condensed consolidated financial statements.

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(176,373)	$(1,513,834)

Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of product line	–	(41,902)
Stock-based compensation expense	10,843	87,542
Depreciation	24,451	12,318
Amortization	181,260	181,260
Provision for doubtful accounts, net of recoveries	(92,929)	61,606
Deferred income taxes	153,936	292,953

Changes in assets and liabilities:
Accounts receivable	402,631	1,195,996
Inventories	(19,588)	(206,931)
Prepaid expenses	76,220	101,389
Accounts payable	90,925	(288,463)
Accrued liabilities and expenses	(557,376)	(159,940)
Deferred revenue	36,667	89,834
Customer deposits	224,205	347,935
Deferred lease liability	13,426	(1,618)
Net Cash Provided By Operating Activities	368,298	158,145

Cash Flows From Investing Activities:
Purchase of property and equipment	(120,667)	(18,633)
Change in restricted cash	319,000	(382,000)
Net Cash Provided By (Used In) Investing Activities	198,333	(400,633)

Cash Flows From Financing Activities:
Payments on note payable	(198,729)	(121,797)
Net Cash Used In Financing Activities	(198,729)	(121,797)

Net increase (decrease) in cash and cash equivalents	367,902	(364,285)
Cash and cash equivalents at the beginning of the period	572,672	1,163,758
Cash and cash equivalents at the end of the period	$940,574	$799,473

See accompanying notes to the unaudited condensed consolidated financial statements.

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$25,661	$20,622
Non-cash transactions:
Accretion of discount on redeemable preferred stock	$73,584	$680,643
Accretion of dividends on redeemable preferred stock	71,839	176,594
Conversion of preferred stock to common stock	–	2,681,878

See accompanying notes to the unaudited condensed consolidated financial statements.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2013 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company reported a net loss of $176,373 for the nine months ended September 30, 2014, and has an accumulated deficit of $122,125,220 and total current liabilities in excess of current assets of $692,354 as of September 30, 2014.

Our ability to continue as a going concern is subject to our ability to consistently generate profits and positive operating cash flows and/or obtain necessary funding from outside sources, including by the sale of our securities or assets, or obtaining loans from financial institutions, where possible.  We may also experience net operating losses in the future and the uncertainty regarding contingent liabilities cast doubt on our ability to satisfy such liabilities and the Company cannot make any representations for the remainder of fiscal 2014 and beyond. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Anticipated cash flows from operations may be insufficient to satisfy the Company’s ongoing capital requirements for at least the next 12 months. On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream LLC, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%. The Credit Facility matures on September 30, 2016, unless earlier accelerated under the terms of the Loan Agreement. As of September 30, 2014, no amounts were outstanding under the Credit Facility.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

During 2014, the Company was again awarded a contract with a bonding requirement. The Company satisfied this requirement during the three and nine months ended September 30, 2014 with cash collateral supported by an irrevocable standby letter of credit in the amount of $63,000 which is to expire December 31, 2014, or sooner if the Company satisfies all obligations under the arrangement. The amount is presented as restricted cash on deposit on the consolidated balance sheet as of September 30, 2014.

Income (Loss) per Common Share

The Company computes net income (loss) per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding of common stock.  Diluted income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. As a result of the losses for the nine months ended September 30, 2014 and 2013, there were 11,290,139 and 11,095,139 shares of common stock underlying options and warrants excluded, respectively, as their inclusion would have been anti-dilutive.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

•	VSOE – In most instances, products are sold separately in stand-alone arrangements. Services are also sold separately through renewals of contracts with varying periods. We determine VSOE based on pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or merkting variables, as well as renewal rates or stand-alone prices for the service element(s).

•	TPE – If we cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, we use third-party evidence of selling price. We determine TPE based on sales of comparable amount of similar product or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

•	ESP – The estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis. When neither VSOE nor TPE exists for all elements, we determine ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on our pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company experienced returns of approximately 1% to 4% of materials included in the cost of sales. As of September 30, 2014 and December 31, 2013, the Company recorded warranty liabilities in the amount of $39,943 and $77,943, respectively.

Product warranties for the nine months ended September 30, 2014 and the year ended December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Beginning balance	$77,943	$69,743
Warranty claims incurred	(31,075)	(9,106)
Provision charged to expense	(6,925)	17,306
Ending balance	$39,943	$77,943

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 square feet of commercial office space in Germantown, Maryland. Because we no longer have access to this subleased space, we recorded a charge of $59,937 in accrued liabilities and expenses related to this abandonment during 2011. On June 27, 2012 the subtenant exercised the option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015 and we recorded an additional charge of $132,174. The remaining liability at September 30, 2014 was $57,417 and at December 31, 2013 was $91,981.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

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

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at September 30, 2014 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,822,643)	$–	$1,077,357	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,822,643)	–	1,077,357
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Total Goodwill	8,796,430	–	(3,000,000)	5,796,430
Total	$11,696,430	$(1,822,643)	$(3,000,000)	$6,873,787

Total identifiable intangible assets acquired and their carrying values at December 31, 2013 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,641,383)	$–	$1,258,617	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,641,383)	–	1,258,617
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Goodwill – SSI	5,874,016	–	(5,874,016)	-
Total Goodwill	14,670,446	–	(8,874,016)	5,796,430
Total	$17,570,446	$(1,641,383)	$(8,874,016)	$7,055,047

Total amortization expense charged to operations for each of the three and nine months ended September 30, 2014 and 2013 was $60,420 and 181,260, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

Estimated future amortization expense as of September 30, 2014 is as follows:

Remainder of 2014	$60,420
2015	241,680
2016	241,680
2017	241,680
2018	241,680
2019	50,217
Total	$1,077,357

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

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Accounts receivable	$1,374,772	$1,816,722
Allowance for doubtful accounts	(24,718)	(156,966)
Accounts receivable, net	$1,350,054	$1,659,756

NOTE E – INVENTORIES

Components of inventories as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Merchandise purchased for resale	$1,154,320	$997,332
Reserve for obsolescence	(195,350)	(57,950)
Inventory, net	$958,970	$939,382

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Accrued liabilities and expenses	$519,147	$405,073
Accrued payroll and payroll taxes	426,626	430,871
Accrued sales taxes, penalties, and interest	452,142	1,080,482
Accrued interest	1,923	2,788
Product warranties	39,943	77,943
Total	$1,439,781	$1,997,157

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE G – LONG-TERM DEBT

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of September 30, 2014 and December 31, 2013 were $116,699 and $154,463, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”). Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. The Note contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes. Amounts earned under the earn-out provisions were applied against the Note on June 30, 2012 and June 30, 2013. For the nine months ended September 30, 2013, the non-cash reduction of principal calculated under these provisions and applied to the Note was $41,902. Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding principal balance of the Note as of September 30, 2014 and December 31, 2013 was $345,059 and $506,024, respectively.

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

On September 30, 2014, the Company and its wholly owned subsidiary, EthoStream LLC, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%. The Credit Facility matures on September 30, 2016, unless earlier accelerated under the terms of the Loan Agreement. On October 9, 2014, as part of the Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

The Loan Agreement contains customary covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Credit Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Loan Agreement may be terminated. The Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of September 30, 2014 no amounts were outstanding under the credit facility.

Aggregate annual future maturities of long-term debt as of September 30, 2014 are as follows:

Years ended December 31,	Amount
2014 (remainder of)	$67,270
2015	280,295
2016	114,193
461,758
Less: Current portion	(276,085)
Notes payable long term	$185,673

NOTE H – REDEEMABLE PREFERRED STOCK

Series A

The Company has designated 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A is convertible, at the option of the holder thereof, at any time, into shares of our Common Stock at a conversion price of $0.363 per share.  In the event of a change of control (as defined in the purchase agreement with respect to the Series A), or at the holder’s option, on November 19, 2014 and for a period of 180 days thereafter, provided that at least 50% of the shares of Series A issued on the Series A Original Issue Date, November, 16, 2009, remain outstanding as of November 19, 2014, and the holders of at least a majority of the then outstanding shares of Series A provide written notice requesting redemption of all shares of Series A, we are required to redeem the Series A for the purchase price of $5,000 per share, plus any accrued but unpaid dividends. The aggregate redemption price payable to holders of shares of Series A would be payable by the Company in three equal annual installments with the first of these three installments due within 60 days of the requisite holders’ written notice requesting redemption.  The Series A accrues dividends at an annual rate of 8% of the original purchase price, payable only when, as, and if declared by the Board of Directors of Telkonet.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

The charge to additional paid in capital for amortization of Series A discount and costs for the three months ended September 30, 2014 and 2013 was $17,508 and for the nine months ended September 30, 2014 and 2013 was $52,524, respectively.

For the three and nine months ended September 30, 2014 and 2013, we have accrued dividends for Series A in the amount of $18,660 and $18,660 and $55,367 and $35,096 and have cumulative accrued dividends of $360,199 and $286,172 as of September 30, 2014 and 2013, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and an increase to the net loss attributable to common stockholders and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The charge to additional paid in capital for amortization of Series B discount and costs for the three and nine months ended September 30, 2014 and 2013 was $7,020 and $446,871 and $21,060 and $628,119, respectively.

For the three and nine months ended September 30, 2014 and 2013, we have accrued dividends for Series B in the amount of $5,552 and $73,312 and $16,472 and $141,498, respectively, and have cumulative accrued dividends of $91,478 and $69,453 as of September 30 2014 and 2013, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. During the year ended December 31, 2013, accrued dividends in the amount of $491,878 were written down and credited back to additional paid-in capital upon the redeemable preferred share conversions to common stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company.  Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $366,478 and second, Series A with a preference value of $1,285,199. Both series of preferred stock are equal in their dividend preference over common stock.

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. At both September 30, 2014 and December 31, 2013, there were 185 shares of Series A and 55 shares of Series B outstanding.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of both September 30, 2014 and December 31, 2013 the Company had 125,035,612 common shares issued and outstanding.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of September 30, 2014.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	175,000	3.07	$0.14	175,000	$0.14
$0.16 - $0.99	1,620,225	8.17	0.18	1,260,225	0.18
$1.00 - $5.99	135,000	1.78	3.29	135,000	3.29
	1,930,225	7.26	$0.40	1,570,225	$0.45

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

Transactions involving stock options issued to employees during the year ended December 31, 2013 and the nine months ended September 30, 2014 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2013	1,280,642	$0.62
Granted	504,583	0.18
Exercised	–	–
Cancelled or expired	(50,000)	2.69
Outstanding at December 31, 2013	1,735,225	$0.43
Granted	200,000	0.19
Exercised	–	–
Cancelled or expired	(5,000)	3.50
Outstanding at September 30, 2014	1,930,225	$0.40

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

There were 200,000 and 504,583 options granted and no options exercised during the nine months ended September 30, 2014 and 2013, respectively. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three and months ended September 30, 2014 and 2013 was $4,202 and $2,023 and $10,843 and $87,542 respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company as of September 30, 2014.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	7,230,778	1.37	$0.13	7,230,778	$0.13
0.33	1,628,800	0.13	0.33	1,628,800	0.33
3.00	500,336	0.86	3.00	500,336	3.00
	9,359,914	1.12	$0.32	9,359,914	$0.32

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

Transactions involving warrants for the year ended December 31, 2013 and the nine months ended September 30, 2014 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2013	10,830,416	$0.45
Issued	–	–
Exercised	(86,472)	0.13
Canceled or expired	(1,384,030)	1.36
Outstanding at December 31, 2013	9,359,914	0.32
Issued	–	–
Exercised	–	–
Canceled or expired	–	–
Outstanding at September 30, 2014	9,359,914	$0.32

There were no warrants granted, exercised, cancelled or forfeited during the three and nine month periods ended September 30, 2014 and 2013.

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

On July 17, 2014, Messer’s Davis and Tienor each signed a General Indemnity Agreement pledging personal property on behalf of the Company for another customer contract that required bonding. The Company agreed to compensate each in the amount of $9,000, grossed up to accommodate their 2014 federal income tax liability associated with the payments. The amounts owed to Messrs. Davis and Tienor as of September 30, 2014 were $23,000 and $18,090 and are in accounts payable and accrued expense on the accompanying condensed consolidated balance sheet.

From time to time the Company may receive advances from certain of its officers in the form of salary deferment, cash advances to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of September 30, 2014 and 2013, there were no such arrangements.

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

Commitments for minimum rentals under non-cancelable leases at September 30, 2014 are as follows:

2014 (remainder of)	$122,103
2015	494,806
2016	245,274
2017	251,740
2018	258,381
2019 and thereafter	422,182
Total	$1,794,486

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

Expected rent payments to be received under the sublease agreement at September 30, 2014 are as follows:

2014 (remainder of)	$34,301
2015	138,919
Total	$173,220

Rental expenses charged to operations for the three and nine months ended September 30, 2014 and 2013 were $165,986 and $129,320, and $476,137 and $403,100, respectively. Rental income received for the three and nine months ended September 30, 2014 and 2013 was $34,140 and $33,145, and $101,367 and $97,809, respectively.

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

On October 1, 2013, the Company entered into a settlement agreement with Linksmart. The Company agreed to pay $115,000, payable in twelve installments of $9,583 due on the first of each month beginning October 1, 2013. The balance was paid in full at September 30, 2014.

Eric Sprangers v. Telkonet, Inc. and Ethostream, LLC

On or about April 23, 2014, Eric Sprangers filed a complaint against Telkonet, Inc. and Ethostream, LLC (the “Companies”) in the United States District Court for the Eastern District of Wisconsin. The Complaint, filed by Sprangers on behalf of himself and a putative class of allegedly similarly situated employees of the Companies, claims that the Companies failed to pay him and the putative class members overtime compensation in violation of the federal Fair Labor Standards Act (“FLSA”). Among other things, the complaint seeks payment to the putative class members of back overtime, liquidated damages and penalties as provided in the FLSA, and an award of costs and attorneys’ fees. On or about May 22, 2014, the Companies filed an answer to the complaint in which the Companies deny that they failed to pay overtime compensation in violation of the FLSA. On July 25, 2014, Sprangers accepted a Rule 68 offer of judgment that was made by the Companies on July 11, 2014 in the amount of $10,000, plus an additional amount for attorneys’ fees, costs and expenses to be determined by the Court. On September 12, 2014, the Court ordered judgment consistent with the accepted offer of judgment. The additional attorney fees were $9,939. Per the judgment, the offer and attorney fees were to be paid in two installments, September 23, 2014 and October 23, 2014. The Company paid the amount’s owed by September 23, 2014 and the remaining balances were recorded in accounts payable on the accompanying condensed consolidated balance sheet.

Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure.  Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $450,000 and $1,100,000 accrued for this exposure as of September 30, 2014 and December 31, 2013, respectively.

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

SEPTEMBER 30, 2014

(UNAUDITED)

Prior to 2014, the Company successfully executed and paid in full VDAs in nineteen states totaling approximately $286,000 and is current with the subsequent filing requirements.

During the nine months ended September 30, 2014, the Company successfully executed and paid in full VDAs in nine states totaling approximately $129,000 and is current with the subsequent filing requirements. In addition, the Company executed VDAs with three other states and has established payment plans with these states.

The following table sets forth the change in the sales tax accrual as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Balance, beginning of year	$1,080,482	$1,188,133
Collections	290,555	409,782
Provisions	(449,295)	(138,352)
Interest and penalties	–	7,342
Payments	(469,600)	(386,423)
Balance, end of period	$452,142	$1,080,482

NOTE M – BUSINESS CONCENTRATION

For the nine months ended September 30, 2014 and 2013, no single customer represented 10% or more of total net revenues.

Purchases from two major suppliers approximated $2,764,000, or 75% of purchases, and $1,878,000, or 67% of purchases, for the nine months ended September 30, 2014 and 2013, respectively. Total due to these suppliers, net of deposits, was approximately $747,000 as of September 30, 2014, and $287,000 as of September 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three and nine months ended September 30, 2014, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2013, filed March 31, 2014.

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

•	VSOE – In most instances, products are sold separately in stand-alone arrangements. Services are also sold separately through renewals of contracts with varying periods. We determine VSOE based on pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

•	TPE – If we cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, we use third-party evidence of selling price. We determine TPE based on sales of comparable amount of similar product or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

•	ESP – The estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis. When neither VSOE nor TPE exists for all elements, we determine ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on our pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

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

RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$382,750	$(480,478)	$(176,373)	$(1,513,834)
Interest expense, net	6,072	11,401	24,796	9,978
Provision for income taxes	68,706	294,936	171,330	295,216
Depreciation and amortization expense	69,525	64,731	205,711	193,578
EBITDA	527,053	(109,410)	225,464	(1,015,062)
Adjustments:
Gain on sale of product line	–	–	–	(41,902)
Stock-based compensation expense	4,202	2,023	10,843	87,542
Adjusted EBITDA	$531,255	$(107,387)	$236,307	$(969,422)

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	September 30, 2014		September 30, 2013		Variance

Product	$3,122,164	76%	$2,606,464	74%	$515,700	20%
Recurring	960,509	24%	901,321	26%	59,188	7%
Total	$4,082,673	100%	$3,507,785	100%	$574,888	16%

	Nine Months Ended
	September 30, 2014		September 30, 2013		Variance

Product	$8,251,764	75%	$7,431,715	73%	$820,049	11%
Recurring	2,816,874	25%	2,799,200	27%	17,674	1%
Total	$11,068,638	100%	$10,230,915	100%	$837,723	8%

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

For the three and nine months ended September 30, 2014, product revenue increased by 20% and 11% respectively, when compared to the prior year periods. Product revenue in 2014 includes approximately $4.3 million attributed to the sale and installation of energy management products, and approximately $4.0 million for the sale and installation of HSIA products. The $0.5 million increase for the three months ended September 30, 2014 can be partially attributed to sales from channel partnerships and value added resellers. The Company has been making a concerted effort to increase channel partner relationships and expects this trend to continue. The Company also had a $0.4 million increase in HSIA product installations.

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

Recurring revenue includes approximately 2,300 hotels in our broadband network portfolio. We currently support approximately 237,000 HSIA rooms with approximately 8.0 million monthly users. For the three and nine months ended September 30, 2014, recurring revenue increased by 7% and 1% when compared to the prior year periods. The increase for the three months ended September 30, 2014 was attributed to an increase in advertising and support fee revenue. The increase for the nine months ended September 30, 2014 was attributed to an increase in support fee revenue.

Cost of Sales

	Three Months Ended
	September 30, 2014		September 30, 2013		Variance

Product	$1,674,172	54%	$1,469,104	56%	$205,068	14%
Recurring	266,136	28%	263,068	29%	3,068	1%
Total	$1,940,308	48%	$1,732,172	49%	$208,136	12%

	Nine Months Ended
	September 30, 2014		September 30, 2013		Variance

Product	$5,000,490	61%	$4,746,731	64%	$253,759	5%
Recurring	783,521	28%	799,748	29%	(16,227)	-2%
Total	$5,784,011	52%	$5,546,479	54%	$237,532	4%

Costs of Product Sales

Costs of product sales include equipment and installation labor related to the sale of Ethostream broadband networking equipment, and EcoSmart energy management technology. For the three and nine months ended September 30, 2014, product costs as a percentage of sales were 54% and 61% compared to 56% and 64% for the prior year periods. The variance was partially attributed to a $0.1 million rebate associated with Ethostream broadband networking equipment. The Company also recognized revenue in the current period that was deferred in prior periods. Costs associated with these revenues were expensed when incurred in those prior periods.

Costs of Recurring Revenue

Recurring costs are comprised of labor and telecommunication services for our Customer Service department. For the three and nine months ended September 30, 2014, recurring costs increased by 1% and decreased by 2% when compared to the prior year period. The 2% variance is attributed to a decrease in support payroll and benefit costs associated with recurring sales.

Gross Profit

	Three Months Ended
	September 30, 2014		September 30, 2013		Variance

Product	$1,447,992	46%	$1,137,360	44%	$310,632	27%
Recurring	694,373	72%	638,253	71%	56,120	9%
Total	$2,142,365	52%	$1,775,613	51%	$366,752	21%

	Nine Months Ended
	September 30, 2014		September 30, 2013		Variance

Product	$3,251,274	39%	$2,684,984	36%	$566,290	21%
Recurring	2,033,353	72%	1,999,452	71%	33,901	2%
Total	$5,284,627	48%	$4,684,436	46%	$600,191	13%

Gross Profit on Product Revenue

The gross profit on product revenue for the three and nine months ended September 30, 2014 increased by 27% and 21% when compared to the prior year period. For the three month period comparison, the gross profit percentage increased 2% to 46% from 44%. The increase for the nine month comparison of 3% from 36% to 39% was a result of an increase in sales, a broadband equipment rebate and deferred revenue recognized in the current period. Costs associated with these deferred revenues were recognized when incurred in prior periods.

Gross Profit on Recurring Revenue

Our gross profit as a percentage of sales with recurring revenue increased by 1% for the three and nine months ended September 30, 2014 when compared to the prior year periods.  The increase for the comparative periods was due to a decrease in support staff salaries and benefits.

Operating Expenses

	Three Months Ended September 30,
	2014	2013	Variance

Total	$1,684,837	$1,949,754	$(264,917)	-14%

	Nine Months Ended September 30,
	2014	2013	Variance

Total	$5,264,874	$5,934,978	$(670,104)	-11%

During the three and nine months ended September 30, 2014, operating expenses decreased by 14% and 11% when compared to the prior year periods, as outlined below.

Research and Development

	Three Months Ended September 30,
	2014	2013	Variance

Total	$347,344	$306,559	$40,785	13%

	Nine Months Ended September 30,
	2014	2013	Variance

Total	$962,849	$895,992	$66,857	7%

Our research and development costs related to both present and future products that are expensed in the period incurred.  Current research and development costs are associated with product development and integration. During the three and nine months ended September 30, 2014, research and development costs increased 13% and 7% when compared to the prior year periods. The increases for the three months ended September 30, 2014, were due to costs of $0.01 million associated with the development of our EcoConnect Plus next generation product as well as salaries and wages of $0.03 million. The Company hired a Director of Engineering in the period. The increase for the nine months ended September 30, 2014, was due to an increase in salaries and wages of $0.07 million.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2014	2013	Variance

Total	$1,267,968	$1,578,464	$(310,496)	-20%
	Nine Months Ended September 30,
	2013	2013	Variance

Total	$4,096,314	$4,845,408	$(749,094)	-15%

During the three and nine months ended September 30, 2014, selling, general and administrative expenses decreased over the comparable prior year periods by 20% and 15%. The decreases are primarily attributed to a $0.3 million decrease in bonus and stock option expenses, a $0.2 million expense adjustment to sales and use expense as well as decreased expenditures for accounting, legal and bad debt expense.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending, and cash generated from operations.

Working Capital

Our working capital decreased by $121,953 during the nine months ended September 30, 2014 from working capital deficit (current liabilities in excess of current assets) of $570,401 at December 31, 2013 to a working capital deficit of $692,354 at September 30, 2014.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”). The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement is secured by substantially all of the Company’s assets and the proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of September 30, 2014 and December 31, 2013 were $116,699 and $154,463, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”). Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. The Note contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes. Amounts earned under the earn-out provisions were applied against the Note on June 30, 2012 and June 30, 2013. For the nine months ended September 30, 2013, the non-cash reduction of principal calculated under these provisions and applied to the Note was $41,902. Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding principal balance of the Note as of September 30, 2014 and December 31, 2013 was $345,059 and $506,024, respectively.

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

On September 30, 2014, the Company and its wholly owned subsidiary, EthoStream LLC, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%. The Credit Facility matures on September 30, 2016, unless earlier accelerated under the terms of the Loan Agreement. As of September 30, 2014 no amounts were outstanding under the credit facility.

Cash Flow Analysis

Cash provided by continuing operations was $368,298 and $158,145 during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, our primary capital needs included business strategy execution, inventory procurement and managing current liabilities.

Cash provided by investing activities was $198,333 during the nine months ended September 30, 2014 and cash used in investing activities was $400,633 during the nine months ended September 30, 2013, respectively. During the year ended December 31, 2012, the Company was awarded a contract with a bonding requirement. During the nine months ended September 30, 2013, the Company satisfied this requirement with cash collateral supported by an irrevocable standby letter of credit in the amount of $382,000. In 2014, the Company satisfied all obligations related to the bonding requirement and the cash was released. During the nine months ended September 30, 2014, the Company purchased approximately $120,667 of furniture and fixtures to furnish its new corporate office located in Waukesha, Wisconsin. These assets will be depreciated over their respective estimated useful lives.

Cash used in financing activities was $198,729 and $121,797 during the nine months ended September 30, 2014 and 2013, respectively.

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

Management expects that global economic conditions will continue to present a challenging operating environment through 2014; therefore working capital management will continue to be a high priority for 2014. In addition, our Series A Preferred Stock is redeemable commencing on November 19, 2014, and for a period of 180 days thereafter, if the holders of a majority of the outstanding Series A shares provide written notice to the Company requesting redemption. Such shares would be redeemable at $5,000 per share plus accrued but unpaid dividends payable in three equal annual installments with the first installment commencing within sixty days following the redemption notice. There are currently 185 Series A shares outstanding. It is unknown whether holders of a majority or more of the outstanding Series A shares will give notice of redemption. Such redemption could have a material impact on the Company’s cash flow.

The Company continues to manage its sales tax liability of approximately $450,000 by establishing voluntary disclosure agreements (“VDAs”) with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $320,000 in sales tax liability, not including any applicable interest and penalties.

Prior to 2014, the Company successfully executed and paid in full VDAs in nineteen states totaling approximately $286,000 and is current with the subsequent filing requirements.

During the nine months ended September 30, 2014, the Company successfully executed and paid in full VDAs in nine states totaling approximately $129,000 and is current with the subsequent filing requirements. In addition, the Company executed VDAs with three other states and has established payment plans with these states.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements.

Acquisition or Disposition of Property and Equipment

During the nine months ended September 30, 2014, the Company had $120,667 of expenditures for furniture and fixtures. The Company does not anticipate any significant purchases of property or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

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

Item 4. Controls and Procedures.

As of September 30, 2014, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Due to the lack of a segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

During the nine months ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Telkonet, Inc. Registrant

Date: November 14, 2014	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: November 14, 2014	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

