Form 10-K
period 2014-12-31
TELKONET INC
filed 2015-03-31
CIK 1094084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒ No

Aggregate market value of the voting stock held by non-affiliates (based upon the closing sale price of $0.19 per share on the Over the Counter Bulletin Board) of the registrant as of June 30, 2014: $22,926,069.

Number of outstanding shares of the registrant’s par value $0.001 common stock as of March 22, 2015: 125,035,612.

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2014. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2015.

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

GENERAL

Business

Telkonet, Inc. (the “Company”, “Telkonet”), formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart Platform of in-room automation solutions integrated to optimize energy efficiency, comfort and analytics to support the emerging Internet of Things (“IoT”). Telkonet’s business is based on two synergistic divisions, its EcoSmart division offering intelligent automation solutions and EthoStream division providing the underlying networking technology.

ECOSMART

Our EcoSmart Platform is comprised of four main components.

•	EcoSmart Suite: is the suite of hardware products designed and developed to provide management reporting, analytics and control over individual and grouped energy consumption.

•	EcoCentral Virtual Engineer: is the cloud-based management platform that provides Telkonet’s remote monitoring, management reporting and analytics over the deployed EcoSmart products.

•	EcoCare: is Telkonet’s full offering of professional services including 24/7 monitoring, engineering analytics and reporting, project and relationship management and onsite support.

•	EcoMobile: are the native iOS and Android applications that Telkonet provides to its partners, customers and end users to provision, manage and access EcoSmart deployments and functionality.

The EcoSmart Platform provides comprehensive savings, management reporting, analytics and virtual engineering of a customer’s portfolio and/or property’s room-by-room energy consumption. Telkonet has deployed more than a half million intelligent devices worldwide in properties within the hospitality, military, educational, healthcare and other commercial markets. The EcoSmart Platform is rapidly being recognized as a leading solution for reducing energy consumption, operational costs and carbon footprints, and eliminating the need for new energy generation in these marketplaces – all whilst improving occupant comfort and convenience.

Controlling energy consumption can make a significant impact on a property owner’s bottom line, as heating, ventilation and air conditioning (“HVAC”) costs represent a substantial portion of a facility’s overall utility bill. Hospitality is a key market for Telkonet. According to the EPA EnergySTAR for Hospitality analysis, the median hotel uses approximately 70,000 Btu/ft2 from all energy sources.1 On average, America’s approximately 53,000 hotels spend $2,196 per available room each year on energy.2 This represents about 6% of all operating costs. Through a strategic approach to energy efficiency, a 10% reduction in energy consumption would have the same financial effect as increasing the average daily room rate by $0.60 in limited-service hotels and by $2.00 in full-service hotels.

_______________

1 Facility Type: Hotels & Motels - http://www.energystar.gov/ia/business/EPA_BUM_CH12_HotelsMotels.pdf

2 AH&LA 2013 At-a-Glance Statistical Figures - http://www.ahla.com/content.aspx?id=36332

Energy is very often wasted through the lighting, powering, heating and cooling of unoccupied spaces. These spaces with intermittent occupancy constitute Telkonet’s target markets, and our experience, supported by independent research and customer data, suggests these rooms are unoccupied as much as 70% of the time.

EcoSmart Suite

EcoSmart offers a product suite capable of creating a network of in-room energy management devices that can be configured to meet the requirements of most building environments. Telkonet can provide and install any combination of its proprietary intelligent thermostats, occupancy sensors, door contacts, lighting and plug load control devices to create an intelligent automated environment. All products can be wirelessly networked to enhance energy efficiency, provide remote monitoring capability and develop increased analytical savings based on the in-room performance. Telkonet offers a modular approach that can be scaled from small deployments to portfolios of large properties - the heart of the network is the thermostat, once installed all other devices can be effortlessly added at any time.

•	EcoInsight: a programmable and controllable wired thermostat with over 125 configurable settings used to control the efficiency of HVAC.

•	EcoConnect: serves as Zigbee to Ethernet coordinator of the devices connected to the energy management network, managing approximately 30 - 70 device connections each.

•	EcoCommander: EcoSmart’s network-edge gateway server that provides real-time proactive data aggregation, analytics, reporting and management of the EcoSmart product suite.

•	EcoSense: a remote occupancy sensor that monitors rooms with ultra, high-sensitive sensors designed to detect motion, body heat, and ambient light level. All sensors are programmed to ensure accurate occupancy detection. EcoSense may be hardwired or programmed to communicate wirelessly and may be battery operated or utilize external power.

•	EcoWave: a 2-component package that includes a revolutionary remote interface wireless thermostat (EcoAir) and powerful mechanical control solution (EcoSource) offering distributed management over in-room HVAC units. The wireless EcoAir allows the user interface to be mounted in a convenient location with good visibility of the room to optimize occupancy detection and can be battery operated or utilize external power.

•	EcoSwitch: an EcoSmart energy management product with the appearance of a traditional ‘rocker’ light switch. Turning lights off, even for a short time, saves energy and extends lamp life. The EcoSwitch stops the flow of electricity to lights, conserving electricity that would have otherwise been wasted on an empty space.

•	EcoGuard: has the ability to monitor and control the flow of power to one or both outlets, based on occupancy, it can turn off lamps, televisions, appliances, and any other energy-consuming loads that are plugged in, preventing a property from consuming power in an empty room. The EcoGuard completely disconnects devices from the power supply, preventing lights and other in-room electronics from needlessly consuming energy.

•	EcoContact: a remote, wireless door/window contact with the ability to provide additional occupancy data and control HVAC operability and other consumption measures when doors or windows are open.

EcoCentral Virtual Engineer

Telkonet’s EcoSmart Platform functions as a comprehensive solution for intelligent automation and energy management. The platform has a well-developed upgrade path with the final and complete version of the platform offering real-time control and analytics provided through a cloud computing platform called EcoCentral Virtual Engineer. EcoCentral earns its name through its ability to direct user resources where they add the most value. From monitoring equipment operation to determine where engineering efforts are needed to notifying staff when performance is degrading, EcoCentral creates a comprehensive tool for providing insight and access into EcoSmart Platform deployments either individually or across an entire portfolio.

EcoCare

EcoCare is Telkonet’s complete offering of professional services including call support, repair and replacement services, periodic reporting, communication with customers’ utility and ISP partners and more. Telkonet provides three static packages of EcoCare services as well as allows customers to create their own package of services ala carte. EcoCare allows EcoSmart customers to ensure that they continue to recognize the savings estimated and benefit from the intended return on investment (ROI). Standard EcoCare contracts range from three to five years and have automatic renewal terms built into the individual contract.

EcoMobile

Telkonet’s EcoMobile tools provide native iOS and Android applications for use by partners, customers and guests. These mobile tools extend the value of the EcoSmart Platform and give greater functionality and more efficient commissioning and deployment abilities to the user. We have identified where, by providing more accessibility, we can create additional charged-for services that increase customer savings, improve guest experience and integrate more fully with customer environments to create a tight relationship with our customers.

Target Markets

Rooms with intermittent occupancy are most commonly found in the following market sectors:

•	Hospitality: hotels, motels, resorts, casinos, etc.

•	Educational: residence halls, dormitories, apartments and other campus living options. Also K-12 environments with distributed and portable classrooms.

•	Military: residence halls, barracks, apartments and other campus living options.

•	Health care: medical office buildings, assisted and independent living facilities.

•	Public Housing: apartments, campus living, dormitories and other.

Continually powered equipment and appliances in vacant rooms also increases the maintenance overhead and shortens its’ working life. As a result, building owners and managers experience unnecessary waste and cost.

Intelligent Energy Management

Telkonet’s EcoSmart energy management platform is a leading intelligent and advanced automation solution designed to deliver at all levels by controlling a building’s lighting, plugload and HVAC usage and improving energy efficiency one room at a time. All data may be presented on a grouped, property or room-by-room basis, allowing very granular management of in-room energy use and environmental conditions. The platform achieves this by using a combination of wired and wireless technology components, including occupancy sensors and intelligent programmable thermostats connected with packaged terminal air conditioner (“PTAC”) controllers or any other terminal equipment HVAC products, managed wireless light switches and in wall electrical plugs to adjust and maintain energy consumption including a room’s temperature according to occupancy, eliminating wasteful heating and cooling of unoccupied rooms. All these things can be done from the in-room devices or via any web-connected device, such as smart phones, tablets and laptop computers.

EcoSmart is an energy management platform that delivers optimal, individual room energy savings without compromising occupant comfort, thanks to a proprietary technology – Recovery Time.

Recovery Time Technology

All EcoSmart’s solution features Recovery Time, technology designed to maximize energy efficiency without sacrificing occupant comfort. When a room is occupied, the temperature selected by the occupant will be maintained by the EcoSmart system. However, whenever the occupancy sensor determines that the room is unoccupied, the system adjusts the room temperature using Recovery Time. Unlike other systems, Recovery Time technology constantly performs calculations that evaluate how far each individual room’s temperature can drift from the occupant’s preferred setting (“set-point”), to harvest energy savings while still being able to return to the occupant’s set-point within a pre-defined amount of time.

When determining the temperature setting, Recovery Time technology considers how long it will take to return the temperature to the occupant’s set-point once they return to their room. The temperature will only drift far enough to ensure the system will return to the occupant’s preferred temperature setting within minutes upon their return to the room. The specific length of the recovery time is selected by property management at the time of the installation; however, it can be altered at any time by management.

How do others do it?

The occupant selects a set-point when the room is occupied. When the occupant leaves, the thermostat reverts to an energy-saving set-point which is a fixed number of degrees different than the occupant set-point (lower in winter and higher in summer). In some products the set-point is a fixed temperature selected by the property owner. The problem is that each room will take a different amount of time to return to the occupant set-point – variables such as the outdoor temperature and the room orientation to sun or wind will dramatically affect the length of time the HVAC unit has to run to recover the room temperature to set-point. Maintenance condition of the HVAC unit will also affect the time (a dirty filter or coil offers less heat transfer and will take longer and will cause the unit to work harder). Other variables affect time as well, like whether the drapes are open or closed. The result is a very uneven distribution of temperatures from room to room and ultimately an unsatisfied occupant/guest.

EcoSmart Delivers Room-by-Room Savings

Telkonet’s approach is different, since each room’s environment is different; every room is evaluated independently in real-time to determine its energy efficient temperature, or setback. Recovery Time technology constantly calculates in real-time how far the room temperature can drift by taking into consideration all the environmental characteristics that impact the temperature in the room, including:

•	The occupant’s preferred temperature setting;

•	The location of the room within the building;

•	The window placement – facing the sun or shade;

•	If the drapes are open or closed;

•	If the climate is dry or humid;

•	The varying weather conditions throughout the day; and

•	The condition of the HVAC unit, such as age and efficiency.

Through the constant monitoring of the HVAC unit’s ability to drive the temperature and the real-time adjustment of the setback temperature, rooms are never excessively hot or cold when an occupant returns to the room. The room will always be just minutes away from an occupant’s desired comfort setting. As a result, Recovery Time technology delivers room-by-room, occupant-by-occupant savings.

Our EcoSmart Platforms maximize energy reductions while at the same time ensuring occupant comfort, maximizing energy savings and extending equipment life expectancy – often by more than 40%. This technology is particularly attractive to customers in the hospitality industry, as well as the education, healthcare, public housing and government/military markets, who are continually seeking ways to reduce costs and meet federal and state mandates without impacting building occupant comfort. By reducing energy consumption automatically when a space is unoccupied, our customers are able to realize significant cost savings without diminishing occupant comfort.

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

Competitive Advantages

We believe our intelligent automation platform, with our proprietary Recovery Time technology, delivers extensive benefits over competing products, including:

•	Maximum energy savings - evaluating each room’s environmental conditions, including room location, window placement, humidity, time-of-day, weather conditions, and operating efficiency of HVAC equipment;

•	Longer life and reduced maintenance of HVAC units through reduced run times and proactive equipment monitoring;

•	Increased occupant control & comfort;

•	Simple to use and easy to read thermostat. Backlight friendly for visually impaired;

•	Web-based access with extremely powerful yet simple to use EcoCentral web interface;

•	Speed and ease of installation of in-room devices and network infrastructure;

•	Extensive range of HVAC system compatibility;

•	Adaptive learning and system programming;

•	Utility-integrated events capabilities;

•	Remote HVAC control network;

•	24/7 EcoCare remote monitoring and diagnostics services;

•	Plug load, lighting and HVAC controls;

•	Extensive 3rd-party integrations;

•	Based on industry standard software and communication protocols (Linux, ZigBee); and

•	Offers rapid return on investment, typical ROI of two to three years.

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

Based on these platform features and capabilities, we’ve been awarded, and continue to receive, contracts in the hospitality, military, educational, healthcare and utility industries. In addition, we believe our relationships with utility-sponsored direct install and rebate-funded programs provide us with a significant advantage over our competitors in the commercial occupancy-based energy management market. Our direct go-to-market strategy, not encumbered by inflexible distribution agreements, offers further advantages in working with energy efficiency providers who support utilities in implementing energy efficiency and demand reduction programs.

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

Industry and Market Overview

According to the U.S. Department of Energy, 18% of all the energy produced in the United States is employed to cool, heat, light, or accomplish other functions within commercial buildings.3  In an effort to remain competitive and manage expenses, governments, building owners, building tenants, and companies in general are looking for ways to become more efficient both fiscally and environmentally.  The American Council for an Energy Efficient Economy reported that the cost of saving one unit of energy through energy efficiency is one-fifth (1/5) the cost required to generate that same unit of energy. As a result, we feel that the growth opportunities in the energy management market are in their infancy.

A 2011 report issued by Pike Research, titled, “Global Market for Energy Efficient Buildings to Surpass $100 Billion by 2017”, stated that the market for energy efficiency services and equipment is on the rise as national governments look to reduce energy consumption by improving the efficiency of the building stock.4 With buildings being one of the largest sources of energy consumption, the opportunity to improve efficiency is significant, ranging from high-efficiency HVAC systems to the utilization of energy-efficient lighting technologies to business models such as energy performance contracting as employed by energy service companies (“ESCOs”) around the world. According to the Pike report, the total market for energy efficiency in buildings will reach $103.5 billion by 2017, an increase of more than 50% from the 2011 market value of $67.9 billion.

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
($5,228 million)

Source: Energy Information Administration, 2003

Commercial Buildings Energy Consumption Survey

_______________

3 Center for Climate and Energy Efficiency - http://www.c2es.org/technology/overview/buildings

4 Global Market for Energy Efficient Buildings to Surpass $100 Billion by 2017 - http://www.navigantresearch.com/newsroom/global-market-for-energy-efficient-buildings-to-surpass-100-billion-by-2017

Education Industry

Telkonet’s most rapidly emerging market is the educational industry where continue to expand our presence in this space through a concerted and focused approach, which involves strategic relationships with enterprise ESCOs throughout the USA. Telkonet partners with ESCOs to include our EcoSmart energy management platform for deployment within residence halls on university campuses. The ESCOs bundle our technology with other facility improvement measures designed to reduce operating costs across the entire campus, some of these initiatives provide attractive returns on customer investments, such as EcoSmart for dormitories and lighting upgrades, while others such as roofs and windows have poor returns on investment but are needed infrastructure improvements. ESCOs bundle these facility improvements into a project that has acceptable returns and meets state mandated guidelines. The ESCOs then structure self-funding financial transactions called “Performance Contracts” in which the savings are greater than the repayment costs. The ESCOs will typically guarantee the financial and operational performance in this type of engagement. This approach removes many of the capital funding issues that stand in the way of implementing energy efficient technologies and shifts the technology and performance risk from the institution to the ESCOs.

In July 2008, we entered into an agreement with New York University to implement Telkonet’s networked energy management platform to centrally manage energy consumption in its dormitories. Telkonet worked with the University to use its existing building infrastructure to remotely manage and track energy consumption.  Approximately 4,100 rooms across 12 dormitories have been completed and have yielded run-time and energy consumption reductions, operational savings from reduced field labor expenses and extension of equipment lives.  Since this time, we have grown our Educational deployments to include such customers as the University of California Davis, Northern Oklahoma College, the Massachusetts Institute of Technology, Kansas State University, North Carolina State University, University of Akron, University of Notre Dame, Fordham University, West Point Military Academy, Columbia University, University of Wisconsin-Oshkosh and others.

The opportunities in this market are certainly not limited to higher education institutions. A report by EnergySTAR, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy, showed that our nation’s 17,450 K-12 schools spend more than $6 billion on energy and that as much as 30% of a district’s total energy is used inefficiently or unnecessarily.5

We believe that our EcoSmart Platform is an important tool for participants in the education industry seeking to control student-related energy costs. We have focused our sales efforts on members of the education industry who are seeking to expand their energy efficiency initiatives as well as the ESCOs who target the educational marketplace and have thus far had success with at least one school district installing EcoSmart in each classroom throughout the district.

Hospitality Industry

According to EnergySTAR, the cost of energy for America's 47,000 hotels averages $2,196 per available room each year. As the cost of energy continues to increase, energy efficiency projects can provide an immediate and significant reduction in energy expenses. A 10% reduction in energy costs is equivalent to increasing revenue per available room by $0.60 for limited service hotels and by more than $2.00 for full-service hotels.6 With EcoSmart, Telkonet can also reduce equipment runtime in unoccupied rooms by 20% to 45% while maintaining guest comfort, making the solution uniquely suited for energy management projects in the hospitality market. The Company has proven that its EcoSmart Platform can deliver a return on investment in less than three years for hospitality customers.

Any successful hotelier must focus on achieving the critical balance between guest comfort and operating margins and maintaining this balance in the long-term. Telkonet's proprietary Recovery Time technology allows EcoSmart to maximize energy savings without compromising guest comfort. In fact, hoteliers with EcoSmart can guarantee an indoor environment unique for each property or brand, where each room returns to the guest set-point within six minutes, regardless of room assignment. This dynamic technology sets Telkonet apart from fixed setback energy management systems, where the setback temperature is a fixed temperature or a fixed deviation. Both fixed setback approaches make it extremely difficult to predict how long it will take the room to return to the set-point after the guest re-enters the room, resulting in potentially lower energy savings and uncomfortable room temperatures.

The green button option on Telkonet’s intelligent thermostat allows a more aggressive energy savings profile to be loaded when pressed by the occupant and is designed to engage occupants who are committed to green and sustainability. Some hotels reward pressing the button through the affinity program with special guest loyalty points.

_______________

5 https://www.energystar.gov/ia/news/downloads/K-12_Challenge.pdf

6 http://www4.eere.energy.gov/alliance/sites/default/files/uploaded-files/better-buildings-alliance-annual-report-2013.pdf

Military Industry

With the Department of Defense (“DOD”) being the single largest energy consumer in the United States, accounting for about 90 percent of the federal government’s energy use and using over 30 million mega-watt hours of electricity per year, we view this market as strategically significant to Telkonet’s interests.7

Our energy management platform is already successfully incorporated into the energy initiatives in several military housing sites, military academies and barracks. In October 2009, Executive Order 13514, "Federal Leadership in Environmental, Energy and Economic Performance," was signed and set into action numerous energy requirements in areas such as Sustainable Buildings and Communities, Greenhouse Gas Management and Pollution Prevention and Waste Reduction, among others.8  The American Recovery and Reinvestment Act (“ARRA”) jump-started energy management throughout US government and military facilities by providing $4.26 billion in funding for the Department of Defense Facilities Sustainment, Restoration, and Modernization Program.  Telkonet benefited and continues to make use of government funding and other government contracts to provide EcoSmart for use on military bases and other facilities, helping both the DOD and the government as a whole achieve their long-term energy efficiency goals.

Healthcare Industry

Healthcare is an emerging market for energy management as currently healthcare organizations in the United States spend over $6.5 billion on energy each year and that number continues to rise to meet patients’ needs.9 Although hospitals have many specific regulatory mandates, we have been working closely with operators and developers of healthcare support facilities, like medical office buildings, assisted living and other similar facilities, to integrate our EcoSmart energy management initiatives into efficiency opportunities supported by state and federal energy programs. These types of facilities offer a commercial environment similar to the hospitality or educational housing markets, and the increasing growth of the elderly and assisted living markets presents attractive potential for energy efficiency. This market is expected to grow rapidly over the next several years due to its energy savings capabilities. For example, hospital energy managers can use energy efficiency strategies to offset high costs caused by growing plug loads and rising energy prices. A typical 200,000-square-foot, 50-bed hospital in the U.S. annually spends $680,000—or roughly $13,611 per bed—on electricity and natural gas. By increasing energy efficiency, hospitals can improve the bottom line and free up funds to invest in new technologies and improve patient care.

Utility Industry

We believe that the utility industry is one of the fastest developing market segments in the United States. With more than $4.5 billion released to the industry through ARRA for programs related to Smart Grids, the utility industry has become a growing percentage of our revenue, both through direct sales to utilities and partnerships with energy service companies executing state and local energy efficiency programs. Strategic relationships with regional ESCOs are key to the continued expansion of energy efficiency initiatives. In Pike’s 2011 research report, it was estimated that the ESCO market will represent the largest segment of the energy efficient buildings industry in the coming years, with revenues more than doubling from $30.1 billion in 2011 to $66.0 billion worldwide by 2017, a projected compound annual growth rate of 14%.

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

Public Housing

Another emerging market for Telkonet’s platform is public housing, which are properties owned and managed by the government. The tenants occupying these properties must meet specific eligibility requirements, and their utility bills are typically paid for by government programs. Many of the ESCO clients that Telkonet supports today have dedicated teams pursuing opportunities with the owners and operators of government-subsidized housing. Our solutions are tailor made for these applications to conserve energy, enable remote monitoring control and improve occupant comfort.

_______________

7 http://en.wikipedia.org/wiki/Energy_usage_of_the_United_States_military

8 https://www.whitehouse.gov/administration/eop/ceq/sustainability

9 http://www.epa.gov/statelocalclimate/local/topics/commercial-industrial.html

Competition

We currently compete primarily within commercial and industrial markets, including the hospitality, education, healthcare, public housing, government, utility and military sectors. Within each target market, we offer savings through our intelligent automation platform. Our products offer significant competitive and complementary benefits when compared with alternative offerings including Building Automation Systems (“BAS”) or Building Management Systems (“BMS”), static temperature occupancy-based systems, scheduling/programmable thermostats and high-efficiency HVAC systems.

We participate in a relatively small competitive field within the hospitality industry, with the majority of the energy management sales handled by fewer than seven manufacturers. The key competitors in the market segment are Onity, Inc., Inncom International Inc. and Schneider Electric, with each offering some level of comparable products to our standalone and networked products. Telkonet’s key differentiators in the hospitality segment include:

•	Recovery Time technology;

•	Mesh-networked environment;

•	Comprehensive four-part platform;

•	Integration with property and building management systems (PMS & BMS);

•	Utility demand-based program integration; and

•	Broad HVAC compatibility.

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

The healthcare and government/military markets are very similar in scope when relating to energy management systems. A key differentiator in these environments is the specific implementation that is being considered. Each market utilizes BAS/BMS for wide scale energy management initiatives. When specifically addressing housing environments including elderly care and assisted living facilities and military dormitories or barracks, Telkonet’s EcoSmart Platform is able to provide increased energy savings and efficiency. Competitors operating in the BAS/BMS space include Honeywell, Schneider Electric, Johnson Controls, Siemens, Trane and others, many of whom Telkonet partners with to provide a comprehensive and integrated energy management solution to effectively address energy efficiency opportunities in all types of facilities.

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

EthoStream provides cutting-edge technology, proactive system monitoring and 24/7/365 in-house technical support and will engineer a seamless browsing experience to produce quality network access for users. EthoStream has the ability to power mobile computing in any market, and can provide a complete family of wired, wireless, and custom-designed hybrid solutions to outfit diverse property types. From hospitality properties to university campuses, coffee shops to municipal buildings, the high-speed Internet access solutions EthoStream has developed are versatile enough to deploy in any venue. EthoStream offers customized gateway servers to provide solutions that are infinitely scalable and easily upgradable, giving all customers the benefit of future-proof connectivity.

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

We maintain a U.S.-based customer support center operating 24 hours a day, seven days a week, and employ a dedicated, in-house support team using integrated, web-based management tools enabling proactive industry-leading support. We believe our customer service offerings, along with established relationships through our vendor agreements with some of the largest hospitality franchises and management groups, distinguish us from our competitors in the hospitality HSIA industry. Current customers include:

•	Benchmark Hospitality
•	Choice Hotels International
•	Crescent Hotels & Resorts
•	Cobblestone Hotels
•	Destination Hotels & Resorts
•	Hilton Worldwide
•	Hyatt Hotels & Resorts
•	Intercontinental Hotels Group
•	Kohler Hospitality
•	Marcus Hotels & Resorts
•	Marriott International
•	Red Lion Hotels
•	Shaner Hospitality
•	Starwood Hotels & Resorts
•	Summit Hotel Properties
•	TMI Communications
•	White Lodging Services
•	Wyndham Hotels & Resorts

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

Inventory

While we are dependent, in certain situations, on a limited number of vendors to provide certain inventory and components, we’ve not experienced significant problems or issues purchasing any essential materials, parts or components. We contract manufacture the majority of our inventory with ATR Manufacturing, a Chinese company, which provides substantially all the manufacturing requirements for Telkonet’s energy management platform.  For our HSIA networks, we obtain the majority of our inventory from WAV, Inc.

Customers

We are neither limited to, nor reliant upon, a single or narrowly segmented customer base to derive our revenues.  Our current primary focus is in the hospitality, commercial, education, utility, healthcare and government/military markets and expanding into the consumer market as part of our long term strategic growth.

For the years ended December 31, 2014 and 2013, no single customer represented 10% or more of our revenues. Recurring revenue distributed across a network of approximately 2,300 customers approximated $3,800,000 for the year ended December 31, 2014.

Intellectual Property

We acquired certain intellectual property by acquisition, including but not limited to, Patent No. D569, 279, titled “Thermostat.”  Patent No. D569279 issued by the USPTO in May 2008 was granted on the ornamental design of a thermostat device and will expire in May of 2022. The expiration of this patent could allow third parties to launch competing products. While we viewed this patent as valuable, we do not view any single patent as material to the Company as a whole.

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

Future products designed by us will require testing for compliance with FCC and European Commission (“EC”) standards. Moreover, if in the future, the FCC or EC changes its technical requirements, further testing and/or modifications may be necessary in order to achieve compliance.

Research & Development

During the years ended December 31, 2014 and 2013, we spent $1,312,488 and $1,174,048, respectively, on research and development activities. Telkonet’s EcoSmart related development efforts in 2014 and continuing into 2015 are focused on three major areas.  The first is around continuous software improvements to maintain compatibility with changing industry equipment and standards as well as moving towards a more mobile platform.  The second area is a focus on development with third party device providers for integrated solutions.  The growth in connected devices is driving demand for a smart hotel room with many devices working together.  This new smart room requires working closely with strategic partners to build a more tightly integrated solution.  The final area we continue to focus on is new product development.  Telkonet is preparing new product releases and is continuing to innovate with hardware development beyond its current EcoSmart Platform.

The focus of EthoStream during 2014 and continuing into 2015 has been in both software and infrastructure improvements to better support and grow its customer base.  Development efforts have focused on portal design changes and hotel property management system interface enhancements to attract new brands.  The development of new updated web based management tools will be necessary to maintain our competitiveness.  Continuous development of EthoStream’s EGS platform will be required by several brands to maintain compliance as an approved vendor.

Other Information

Employees

As of March 20, 2015, we had 100 full-time employees. During 2014, significant positions filled included a director of field services, a director of sales and marketing, a channel account manager and a director of engineering. We will continue to hire additional personnel as necessary to meet future operating requirements. We anticipate that we may need to hire additional staff in the areas of customer support, field services, engineering, sales and marketing, and administration.

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

We are a Utah corporation and the anti-takeover provisions of the Utah Control Shares Acquisition Act may discourage, delay or prevent a change of control by limiting the voting rights of control shares acquired in a control share acquisition. In addition, our Amended and Restated Articles of Incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that shareholders may consider favorable. Among other things, our Amended and Restated Articles of Incorporation and bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors in response to a takeover attempt;

•	provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office, except a vacancy occurring by reason of the removal of a director without cause shall be filled by vote of the shareholders; and

•	limit who may call special meetings of shareholders.

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

As long as the price of our common stock remains at less than $5 per share, we will be subject to so-called “penny stock rules” which could decrease our stock’s market liquidity. The SEC has adopted regulations which define a “penny stock” to include any equity security that has a market price of less than $5 per share or an exercise price of less than $5 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery to and execution by the retail customer of a written declaration of suitability relating to the penny stock, which must include disclosure of the commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Finally, the broker/dealer must send monthly statements disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Those requirements could adversely affect the market liquidity of our common stock. There can be no assurance that the price of our common stock will rise above $5 per share so as to avoid these regulations.

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

As of December 31, 2014, we had outstanding employee options to purchase a total of 1,930,225 shares of common stock at exercise prices ranging from $0.14 to $5.60 per share, with a weighted average exercise price of $0.40. As of December 31, 2014, we had warrants outstanding to purchase a total of 7,915,533 shares of common stock at exercise prices ranging from $0.13 to $3.00 per share, with a weighted average exercise price of $0.27. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of our common stock.

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

We have identified material weaknesses in our internal controls as of December 31, 2014 that, if not properly remediated, could result in material misstatements in our financial statements.

Based on an evaluation of our disclosure of internal controls and procedures as of December 31, 2014, our management has concluded that, as of such date, there were material weaknesses in our internal control over financial reporting relating to the need for a stronger internal control environment. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. Until these material weaknesses in our internal control over financial reporting are remediated, there is reasonable possibility that material misstatements of our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

Government regulation of our products could impair our ability to sell such products in certain markets.

The rules of the FCC permit the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements. Differing technical requirements apply to “Class A” devices intended for use in commercial settings, and “Class B” devices intended for residential use to which more stringent standards apply. An independent, FCC-certified testing lab has verified that our iWire System product suite complies with the FCC technical requirements for Class A and Class B digital devices. No further testing of these devices is required, and the devices may be manufactured and marketed for commercial and residential use. Additional devices designed by us for commercial and residential use will be subject to the FCC rules for unlicensed digital devices. Moreover, if in the future, the FCC changes its technical requirements for unlicensed digital devices, further testing and/or modifications of devices may be necessary. Failure to comply with any FCC technical requirements could impair our ability to sell our products in certain markets and could have a negative impact on our business and results of operations.

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

Our success depends partly on our ability to maintain patent and trade secret protection, to obtain future patents and licenses and to operate without infringing on the proprietary rights of third parties. There can be no assurance that the measures we have taken to protect our intellectual property rights, including intellectual property rights of third parties integrated into our Telkonet iWire System product suite and our EcoSmart Suite of products will prevent misappropriation or circumvention. A patent associated with our Recovery Time technology expired in February 2014. To the extent any competitors are successful in creating competing technologies, this could have an adverse impact on our business and financial results. In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that our existing patents, or any patents that may be issued in the future, will provide us with significant protection against competitors. Moreover, there can be no assurance that any patents issued to, or licensed by, us will not be infringed upon or circumvented by others. Infringement by third parties on our proprietary technology could negatively impact our business. Moreover, litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is in our favor. We also rely on unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information, techniques or processes or that we can meaningfully protect our rights to such unpatented proprietary technology. If our competitors develop substantially equivalent technology and we are unable to enforce any intellectual property rights with respect to such technology in a cost-effective manner or at all, our business and operations would suffer significant harm.

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

In its report dated March 31, 2015, our independent registered public accounting firm’s report on our consolidated financial statements for the year ended December 31, 2014 included an explanatory paragraph relating to our ability to continue as a going concern based on our history of operating cash flow deficits, liquidity constraints and negative working capital. Our ability to continue as a going concern is subject to our ability to generate a profit, positive operating cash flows and/or obtain necessary funding from outside sources, including by the sale of our securities or assets, or to obtain loans from financial institutions, where possible. Our history of net operating losses and the uncertainty regarding contingent liabilities cast doubt on our ability to meet such goals.

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate acquisitions.

We are currently authorized to issue 190,000,000 shares of common stock under our Articles of Incorporation. As of March 22, 2015, we have issued 125,035,612 shares of common stock and have approximately 14,509,303 shares of common stock committed for issuance giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock. Due to the limited number of authorized shares available for issuance and because of the significant competition for acquisitions, we may not able to consummate an acquisition until we increase the number of shares we are authorized to issue. To facilitate the possibility and flexibility of raising additional capital or the completion of potential acquisitions, we would need to seek stockholder approval to increase the number of our authorized shares of common stock. We can provide no assurance that we will succeed in amending our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue.

We have a history of operating losses and an accumulated deficit and may incur losses in the foreseeable future.

Since inception through December 31, 2014, we have incurred cumulative losses of $121,906,017 and have never generated enough funds through operations to support our business. For the year ended December 31, 2014, we had an operating cash flow deficit of $4,601. As of December 31, 2014, we have a working capital deficit (current liabilities in excess of current assets) of $420,106. Because of the numerous risks and uncertainties associated with our technology, the industry in which we operate, and other factors, we are unable to predict the extent of any future losses or if we will remain profitable. If we are unable to generate sufficient revenues from our operations to meet our working capital requirements, we expect to finance our future cash needs through public or debt financings. We cannot be certain that additional funding will be available on acceptable terms, or at all.

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

In connection with the preparation of the 2013 Annual Report on Form 10-K, the management of the Company assessed and determined that the estimated carrying value of the Company’s Smart Systems International reporting unit exceeded its estimated fair value. As a result, the Company recorded a material impairment charge of $2.8 million to goodwill for the year ended December 31, 2013. The impairment charge resulted in eliminating the remaining balance of Smart Systems International reporting unit asset. We have goodwill and intangible assets of approximately $5.8 million and $1.0 million, respectively, at December 31, 2014, resulting from past acquisitions. We evaluate this goodwill for impairment based on the fair value of the reporting unit to which this goodwill relates at least once a year during the fourth quarter, or more frequently if conditions exist that indicate a potential impairment. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of the reporting unit decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the reporting unit. These changes could result in an additional impairment of the existing goodwill balance in the future that could require a material non-cash charge to our results of operations.

Our failure to comply with covenants under debt instruments could trigger prepayment obligations or other penalties.

Our failure to comply with the covenants under our debt instruments could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date or could result in other penalties. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. On May 31, 2013, we entered into a Revolving Credit Facility (the “Agreement”) with Bridge Bank, NA (the “Bank”). As of September 30, 2013 and up to May 31, 2014, we were in violation of a financial performance covenant under the Agreement. The Bank had chosen not to exercise any default provisions. On May 31, 2014, the Company and the Bank mutually agreed to terminate the Agreement and the Company paid the remaining outstanding principal balance of $50,000.

On September 30, 2014, the Company and its wholly owned subsidiary, EthoStream LLC, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources” for more information regarding the Loan Agreement.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

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

Eric Sprangers v. Telkonet, Inc. and Ethostream, LLC

On or about April 23, 2014, Eric Sprangers filed a complaint against Telkonet, Inc. and Ethostream, LLC (the “Companies”) in the United States District Court for the Eastern District of Wisconsin. The Complaint, filed by Sprangers on behalf of himself and a putative class of allegedly similarly situated employees of the Companies, claims that the Companies failed to pay him and the putative class members overtime compensation in violation of the federal Fair Labor Standards Act (“FLSA”). Among other things, the complaint seeks payment to the putative class members of back overtime, liquidated damages and penalties as provided in the FLSA, and an award of costs and attorneys’ fees. On or about May 22, 2014, the Companies filed an answer to the complaint in which the Companies deny that they failed to pay overtime compensation in violation of the FLSA. On July 25, 2014, Sprangers accepted a Rule 68 offer of judgment that was made by the Companies on July 11, 2014 in the amount of $10,000, plus an additional amount for attorneys’ fees, costs and expenses to be determined by the Court. On September 12, 2014, the Court ordered judgment consistent with the accepted offer of judgment. The additional attorney fees were $9,939. Per the judgment, the offer and attorney fees were to be paid in two installments, September 23, 2014 and October 23, 2014. The Company complied with the judgment.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “TKOI.”

The following table sets forth the quarterly high and low bid prices for our common stock for the years ended December 31, 2014 and 2013.

	High	Low
Year Ended December 31, 2014
First Quarter	$0.30	$0.20
Second Quarter	0.24	0.17
Third Quarter	0.19	0.13
Fourth Quarter	0.18	0.12
Year Ended December 31, 2013
First Quarter	$0.34	$0.13
Second Quarter	0.33	0.17
Third Quarter	0.32	0.22
Fourth Quarter	0.28	0.16

Record Holders

As of March 22, 2015, we had 204 record holders of our common stock and 125,035,612 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,930,225	$0.40	5,747,553
Equity compensation plans not approved by security holders	–	–	–

Total	1,930,225	$0.40	5,747,553

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our consolidated financial statements including those related to such as revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, depreciation and amortization, long-lived and intangible asset valuations, impairment assessments, taxes and related valuation allowance, income tax provisions, stock-based compensation, and contingencies. We base our estimates on historical experience, underlying run rates and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

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

Multiple-Element Arrangements (“MEAs”): The Company accounts for contracts that have both product and installation under the MEAs guidance in ASC 605-25. Arrangements under such contracts may include multiple deliverables, a combination of equipment and services. The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in our control. Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists and on estimated selling price (“ESP”) if neither VSOE or TPE exist.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the years ended December 31, 2014 and 2013, the Company experienced approximately between 1% and 3% of returns related to product warranties. As of December 31, 2014 and 2013, the Company recorded warranty liabilities in the amount of $44,288 and $77,943, respectively, using this experience factor range.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10. Under this method, deferred income taxes (when required) are provided based on the difference between the financial reporting and income tax bases of assets and liabilities and net operating losses at the statutory rates enacted for future periods. The Company has a policy of establishing a valuation allowance when it is more likely than not that the Company will not realize the benefits of its deferred income tax assets in the future.

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

Significant assumptions used in our goodwill impairment test at December 31, 2013 included: expected revenue growth rates, reporting unit profit margins, working capital levels, discount rates of 12.4% for Ethostream and 21.8% for SSI, respectively, and a terminal value multiple. The expected future revenue growth rates and the expected reporting unit profit margins were determined after considering our historical revenue growth rates and reporting unit profit margins, our assessment of future market potential, and our expectations of future business performance. At December 31, 2013, the Company determined that the value of Smart Systems International’s goodwill was impaired based upon management’s assessment of operating results and forecasted discounted cash flow and has recorded an impairment charge of $2,774,016. The goodwill and intangible asset impairment charge was non-cash in nature and did not impact our liquidity, cash flows provided by operating activities or future operations. At December 31, 2013, the carrying value of Smart Systems International goodwill was fully written down to zero.

Significant assumptions used in our goodwill impairment test at December 31, 2014 for Ethostream included: expected revenue growth rates, reporting unit profit margins, working capital levels, discount rates of 10.8% and a terminal value multiple. The expected future revenue growth rates and the expected reporting unit profit margins were determined after considering our historical revenue growth rates and reporting unit profit margins, our assessment of future market potential, and our expectations of future business performance. We performed our annual goodwill impairment test and determined that there was no impairment, since the fair value of the EthoStream reporting unit substantially exceeded the carrying value.

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

Contingent Liabilities - Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure. Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company had approximately $353,000 and $1,100,000 accrued for this exposure as of December 31, 2014 and 2013, respectively.

The Company continues to manage the liability by establishing voluntary disclosure agreements (VDAs) with the applicable states, which establishes a maximum look-back period and payment arrangements. However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $200,000, not including any applicable interest and penalties.

Prior to 2014, the Company successfully executed and paid in full VDAs in nineteen states totaling approximately $286,000 and is current with the subsequent filing requirements.

During 2014, the Company successfully executed and paid in full VDAs in twelve states totaling approximately $407,000 and is current with the subsequent filing requirements.

EBITDA

Management believes that certain non-GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results.

RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA

FOR THE YEARS ENDED DECEMBER 31,

(Unaudited)

	2014	2013
Net income (loss)	$42,830	$(3,994,731)
Interest expense, net	40,273	18,141
Provision for income taxes	201,853	349,823
Depreciation and amortization	275,236	258,517
EBITDA	560,192	(3,368,250)
Adjustments:
Gain on sale of product line	–	(41,902)
Impairment of goodwill	–	2,774,016
Stock-based compensation	15,046	89,565
Adjusted EBITDA	$575,238	$(546,571)

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

The table below outlines our product versus recurring revenues for comparable periods:

	Year Ended December 31,
	2014		2013		Variance

Product	$10,973,544	74%	$10,123,407	73%	$850,137	8%
Recurring	3,822,987	26%	3,766,439	27%	56,548	2%
Total	$14,796,531	100%	$13,889,846	100%	$906,685	7%

Product revenue

Product revenue principally arises from the sale and installation of EcoSmart energy management platform, SmartGrid and High Speed Internet Access equipment. The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products switches, outlets and a control platform. The HSIA product suite consists of gateway servers, switches and access points. We market and sell to the hospitality, education, healthcare and government/military markets.

For the year ended December 31, 2014, product revenue increased $0.85 million, or 8% when compared to the prior year. Product revenue in 2014 included approximately $5.98 million attributed to the sale and installation of energy management platform products, approximately $4.99 million for the sale and installation of HSIA products. $0.58 million of the $0.85 million increase in product revenue can be attributed to sales from channel partnerships and value added resellers. The Company has been making a concerted effort to increase channel partner relationships and expects this trend to continue.

Recurring Revenue

Recurring revenue is primarily attributed to recurring services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. The recurring revenue consists primarily of HSIA support services, Telkonet’s EcoCare service and support program and advertising revenue. Advertising revenue is based on impression-based statistics for a given period from customer site visits to the Company’s login portal page under the terms of advertising agreements entered into with third-parties. A component of our recurring revenue is derived from fees, less payback costs, associated with approximately 1% of our hospitality customers who do not internally manage guest-related, internet transactions.

Recurring revenue includes approximately 2,300 hotels in our broadband network portfolio. We currently support approximately 237,000 HSIA rooms, with approximately 8.0 million monthly users. For the year ended December 31, 2014, recurring revenue increased $0.06 million or by 2% when compared to the prior year. The increase of recurring revenue was primarily attributed to a $0.13 million increase in support revenue offset by a $0.06 million reduction of advertising revenue. The support revenue increase is due to the rollout of the Company’s EcoCare service and support program for the EcoSmart Suite of products.

Cost of Sales

	Year ended December 31,
	2014		2013		Variance

Product	$6,504,630	59%	$6,034,294	60%	$470,336	8%
Recurring	1,053,215	28%	1,069,558	28%	(16,343)	-2%
Total	$7,557,845	51%	$7,103,852	51%	$453,993	6%

Costs of Product Sales

Costs of product sales include equipment and installation labor related to the sale of SmartGrid and broadband networking equipment, including EcoSmart technology and Telkonet iWire. For the year ended December 31, 2014, cost of product sales increased by 8% when compared to the prior year. The increase was attributed to the additional cost of materials associated with the increase in product sales as well as salaries and travel expenses associated with the installations.

Costs of Recurring Revenue

Recurring costs are comprised of labor and telecommunication services for our Customer Service department. For the year ended December 31, 2014, costs of recurring revenue decreased by 2% when compared to the prior year. The majority of the decrease was for salaries and wages.

Gross Profit

	Year ended December 31,
	2014		2013		Variance

Product	$4,468,914	41%	$4,089,113	40%	$379,801	9%
Recurring	2,769,772	72%	2,696,881	72%	72,891	3%
Total	$7,238,686	49%	$6,785,994	49%	$452,692	7%

Gross Profit on Product Revenue

Gross profit on product revenue for the year ended December 31, 2014 increased by 9% compared to the prior year period. The variance was a result of increased product sales and installations. Gross profit as a percentage of sales increased a fraction of a percentage point for the year ended December 31, 2014.

Gross Profit on Recurring Revenue

For the year ended December 31, 2014, our gross profit increased by 3% when compared to the prior year. The variance was mainly attributed to a decrease in support staff wages and benefits.

Operating Expenses	Year ended December 31,
	2014	2013	Variance

Total	$6,953,730	$10,454,663	$(3,500,933)	-33%

The Company’s operating expenses are comprised of research and development, selling, general and administrative expenses, goodwill impairment and depreciation and amortization expense. During the year ended December 31, 2014, operating expenses decreased by 33% when compared to the prior year. This decrease is primarily related to a non-cash goodwill impairment charge on Smart Systems International of $2.77 million in 2013. Excluding this non-cash charge, operating expenses would have decreased by $0.73 million or 9%.

Research and Development

	Year ended December 31,
	2014	2013	Variance

Total	$1,312,488	$1,174,048	$138,440	12%

Our research and development costs related to both present and future products are expensed in the period incurred. Total expenses for research and development increased by 12% for the year ended December 31, 2014. This increase is attributed to additional wages and salaries of $0.14 million, the Company hired a Director of Engineering during 2014. Costs of $0.01 million is associated with the development of our EcoTouch and EcoConnect Plus next generation products.

Selling, General and Administrative Expenses

	Year ended December 31,
	2014	2013	Variance

Total	$5,366,006	$6,248,082	$(882,076)	-14%

Selling, general and administrative expenses decreased for the year ended December 31, 2014 over the prior year by 14%. Bad debt expense decreased $0.27 million, the majority due to a $0.10 million bad debt write off in 2013 and the subsequent recovery of that write off in 2014. A decrease in sales and use tax by approximately $0.48 million due to the Company settling twelve VDA’s with various states. Legal fees decreased due to the Linksmart Wireless Technology, LLC litigation settlement of approximately $0.12 million in 2013 and accounting fees decreased $0.12 million. Bonus and stock option expense decreased by $0.16 million. These decreases were offset by increases in rent of $0.09 million attributed to the Waukesha, WI lease, commissions of $0.10 million and director fees of $0.04 million.

Goodwill Impairment

	Year ended December 31,
	2014	2013	Variance

Total	$–	$2,774,016	$(2,774,016)	-100%

During the year ended December 31, 2013, the Company recorded a $2.77 million goodwill impairment charge on Smart Systems International.

Provision for Income Taxes

	Year ended December 31,
	2014	2013	Variance

Total	$201,853	$349,823	$(147,970)	-46%

During the year ended December 31, 2013, the Company recorded a $0.35 million deferred tax liability from timing differences between book and tax amortization of goodwill. The decrease is attributed to the relative amount of tax amortization of goodwill recognized in each year.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital deficit (current assets in excess of current liabilities) improved by $150,295 during the year ended December 31, 2014 from a working capital deficit of $570,401 at December 31, 2013 to a working capital deficit of $420,106 at December 31, 2014.

Series A Preferred

The Company has designated 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Under certain circumstances, on November 19, 2014 and for a period of 180 days thereafter, we may be required to redeem the shares of Series A for $5,000 per share plus any accrued but unpaid dividends. The aggregate redemption price payable to holders of shares of Series A would be payable by the Company in three equal annual installments. The first of these three installments would be due within 60 days of the requisite holders’ written notice requesting redemption. For information regarding the Series A, please see Note I of the notes to consolidated financial statements.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”). The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement was secured by substantially all of the Company’s assets. On September 24, 2014, the Department signed a subordination agreement of all the Company’s security interests. The proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of December 31, 2014 and 2013 were $103,979 and $154,463, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”). Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. The Note contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes. Amounts earned under the earn-out provisions were applied against the Note on June 30, 2012 and June 30, 2013. For the year ended December 31, 2013, the non-cash reduction of principal calculated under these provisions and applied to the Note was $41,902. Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding principal balance of the Note as of December 31, 2014 and 2013 was $289,973 and $506,024, respectively.

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

On September 30, 2014, the Company and its wholly owned subsidiary, EthoStream LLC, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at December 31, 2014. The Credit Facility matures on September 30, 2016, unless earlier accelerated under the terms of the Loan Agreement. On October 9, 2014, as part of the Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021.

The Loan Agreement contains customary covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Credit Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Loan Agreement may be terminated. The Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of December 31, 2014, the Company was in compliance with the financial covenants that required the Company to maintain a minimum EBITDA level and minimum asset coverage ratio. The outstanding balance on the Credit Facility is $628,204 at December 31, 2014 leaving an available borrowing base of approximately $241,000.

Cash flow analysis

Cash used in continuing operations was $4,601 during the year ended December 31, 2014 and cash provided by operations was $2,641 during the year ended December 31, 2013. As of December 31, 2014, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, funding performance bonds and managing current liabilities.

Cash provided by investing activities was $198,333 during the year ended December 31, 2014 and cash used in investing activities was $407,577 during the year ended December 31, 2013, respectively. During the year ended December 31, 2012, the Company was awarded a contract with a bonding requirement. During the year ended December 31, 2013, the Company satisfied this requirement with cash collateral supported by an irrevocable standby letter of credit in the amount of $382,000. In 2014, the Company satisfied all obligations related to the bonding requirement and the cash was released. During the year ended December 31, 2014, the Company purchased approximately $120,668 of furniture and fixtures to furnish its new corporate office located in Waukesha, Wisconsin. These assets will be depreciated over their respective estimated useful lives.

Cash provided by financing activities was $361,669 during the year ended December 31, 2014. Cash borrowed from the line of credit was $628,204 and cash used in financing activities to repay indebtedness was $266,535. Cash used in financing activities to repay indebtedness was $186,150 during the year ended December 31, 2013.

We are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Our independent registered public accounting firm’s report on our consolidated financial statements for the year ended December 31, 2014 includes an explanatory paragraph relating to our ability to continue as a going concern. Although we reported net income for 2014, we have incurred operating losses and operating cash flow deficits in past years and we are dependent upon our ability to continue profitable operations and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. These factors, among others, raise doubt about our ability to continue as a going concern and may also affect our ability to obtain financing in the future.

Management expects that global economic conditions along with competition will continue to present a challenging operating environment through 2015; therefore working capital management will continue to be a high priority for 2015.

The Company continues to manage the approximate $353,000 sales tax liability by establishing VDAs with the applicable states, which establish a maximum look-back period and payment arrangements. However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $200,000, not including any applicable interest and penalties.

Prior to 2014, the Company successfully executed and paid in full VDAs in nineteen states totaling approximately $286,000 and is current with the subsequent filing requirements.

During 2014, the Company successfully executed and paid in full VDAs in twelve states totaling approximately $407,000 and is current with the subsequent filing requirements. In addition, the Company executed VDAs with three other states and has established payment plans with these states.

On November 19, 2014, greater than 50% of the shares of Series A issued on the Series A Original Issue Date, November, 16, 2009, remained outstanding. For a period of 180 days thereafter, if the holders of at least a majority of the outstanding shares of Series A provide written notice requesting redemption of all shares of Series A, we are required to redeem the Series A for the purchase price of $5,000 per share, plus any accrued but unpaid dividends. The aggregate redemption price payable to holders of shares of Series A would be payable by the Company in three equal annual installments with the first of these three installments due within 60 days of the requisite holders’ written notice requesting redemption. As of December 31, 2014, the aggregate redemption price was $1,303,859.

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

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements

See Note B of the Consolidated Financial Statements for a description of new accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and Notes thereto commencing on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

This item is not applicable.

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

With the participation of our Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, failure to implement adequate internal control over financial reporting and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. We do expect to hire additional personnel to remediate these control deficiencies in the future.

These control deficiencies could result in a misstatement of account balances resulting in a more than remote likelihood that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above constitute material weaknesses.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2014 and 2013 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the years ended December 31, 2014 and 2013 are fairly stated, in all material respects, in accordance with GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

During the year ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Pursuant to General Instruction G(3), information on directors and executive officers of the Registrant and corporate governance matters is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 11, 2015.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Pursuant to General Instruction G(3), information on executive compensation is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 11, 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners and management and related stockholder matters are incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 11, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 11, 2015.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pursuant to General Instruction G(3), information on principal accounting fees and services is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 11, 2015.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of BDO USA, LLP on Consolidated Financial Statements as of and for the years ended December 31, 2014 and 2013

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years ended December 31, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for Years ended December 31, 2014 and 2013

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

EXHIBIT INDEX

The following exhibits are included herein or incorporated by reference:

Exhibit Number	Description Of Document
2.1	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K filed on March 2, 2007)
2.2	Unit Purchase Agreement by and among Telkonet, Inc., EthoStream, LLC and the members of EthoStream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K filed on March 16, 2007)
2.3	Asset Purchase Agreement by and between Telkonet Inc. and Dynamic Ratings, Inc. dated as of March 4, 2011(incorporated by reference to our Form 8-K filed on March 9, 2011)
3.1	Articles of Incorporation of the Company (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 31, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Company (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003
3.3	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our Form 8-K (No. 001-31972), filed November 18, 2009)
3.4	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our Form 8-K filed on August 9, 2010)
3.5	Amendment to Amended and Restated Articles of Incorporation, (incorporated by reference to our Form 8-K filed on April 13, 2011)
3.6	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
3.7	Amendment to the Articles of Incorporation filed with the Secretary of State of Utah (incorporated by reference to our Form 8-K filed on April 8, 2011)
4.1	Senior Convertible Note by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.2	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K (No. 001-31972), filed on September 6, 2006)
4.4	Form of Accelerated Payment Option Warrant to Purchase Common Stock (incorporated by reference to our Registration Statement on Form S-3 (No. 333-137703), filed on September 29, 2006)
4.5	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008)
4.6	Promissory Note, dated September 11, 2009, by and between Telkonet Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
4.7	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on November 18, 2009)
4.8	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on August 9, 2010)
4.9	Promissory Note, dated March 4, 2011, issued by Telkonet Inc. to Dynamic Ratings, Inc (incorporated by reference to our Form 8-K filed on March 9, 2011)
4.10	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on April 13, 2011)
10.1	Amended and Restated Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-161909), filed on September 14, 2009)
10.2	Loan Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
10.3	General Business Security Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
10.4	Series A Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.5	Series A Convertible Redeemable Preferred Stock Registration Rights Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.6	Form of Executive Officer Reimbursement Agreement (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.7	Form of Director and Officer Indemnification Agreement (incorporated by reference to our Form 10-K filed on March 31, 2010)

10.8	Series B Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.9	Series B Convertible Redeemable Preferred Stock Registration Rights Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.10	Form of Director Reimbursement Agreement (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.11	Form of Transition Agreement and Release (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.12	2010 Stock Option and Incentive Plan (incorporated by reference to our Definitive Proxy Statement filed on September 29, 2010)
10.13	Distribution Agreement by and between, Telkonet Inc. and Dynamic Ratings, Inc., dated as of March 4, 2011(incorporated by reference to our Form 8-K filed on March 9, 2011)
10.14	Consulting Agreement by and between Telkonet Inc. and Dynamic Ratings, Inc, dated as of March 4, 2011 (incorporated by reference to our Form 8-K filed on March 9, 2011)
10.15	Securities Purchase Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein, (incorporated by reference to our Form 8-K filed on April 13, 2011)
10.16	Registration Rights Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein, (incorporated by reference to our Form 8-K filed on April 13, 2011)
*10.17	Employment Agreement by and between Telkonet, Inc. and Jason L. Tienor, dated as of May 1, 2013 (incorporated by reference to our Form 8-K filed May 15, 2013)
*10.18	Employment Agreement by and between Telkonet, Inc. and Jeffrey J. Sobieski, dated as of May 1, 2013 (incorporated by reference to our Form 8-K filed May 15, 2013)
*10.19	Employment Agreement by and between Telkonet, Inc. and Richard E. Mushrush, dated as of May 1, 2014 (incorporated by reference to our Form 8-K filed May 14, 2014)
*10.20	Employment Agreement by and between Telkonet, Inc. and Matthew P. Koch, dated as of May 1, 2014 (incorporated by reference to our Form 8-K filed May 14, 2014)
*10.21	Employment Agreement by and between Telkonet, Inc. and Gerrit J. Reinders, dated as of May 1, 2014 (incorporated by reference to our Form 8-K filed May 14, 2014)
10.22	Amendment to Consulting Agreement, dated April 30, 2013, by and between Telkonet, Inc. and Dynamic Ratings, Inc. (incorporated by reference to our Form 8-K filed May 6, 2013)
10.23	Business Financing Agreement, dated May 31, 2013, by and between Telkonet, Inc. and Bridge Bank N.A.(incorporated by reference to our Form 8-K filed June 6, 2013)
10.24	Loan and Security Agreement, dated September 30, 2014, by and between Telkonet, Inc. and Heritage Bank of Commerce(incorporated by reference to our Form 8-K filed October 2, 2014)
14	Code of Ethics (incorporated by reference to our Form 10-KSB (No. 001-31972), filed on March 30, 2004)
21	Telkonet, Inc. Subsidiaries (incorporated by reference to our Form 10-K (No. 001-31972) filed March 16, 2007)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELKONET, INC.

Dated: March 31, 2015	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason L. Tienor	Chief Executive Officer and Director	March 31, 2015
Jason Tienor	(principal executive officer)

/s/ Richard E. Mushrush	Controller & Acting Chief Financial Officer	March 31, 2015
Richard E. Mushrush	(principal financial officer) (principal accounting officer)

/s/ / William H. Davis	Chairman of the Board	March 31, 2015
William H. Davis
/s/ Tim S. Ledwick	Director	March 31, 2015
Tim S. Ledwick /s/ Kellogg L. Warner	Director	March 31, 2015
Kellogg L. Warner

/s/ Jeffrey P. Andrews	Director	March 31, 2015
Jeffrey P. Andrews

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

TELKONET, INC.

TELKONET, INC.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets at December 31, 2014 and 2013	F-4

Consolidated Statements of Operations for the Years ended December 31, 2014 and 2013	F-5

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2014 and 2013	F-6 - F-7

Consolidated Statements of Cash Flows for the Years ended December 31, 2014 and 2013	F-8 - F-9

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Telkonet, Inc.

Waukesha, Wisconsin

We have audited the accompanying consolidated balance sheets of Telkonet, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has a history of losses from operations, a working capital deficiency, and an accumulated deficit of $121,906,017 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Milwaukee, Wisconsin

March 31, 2015

TELKONET, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,128,072	$572,672
Restricted cash on deposit	63,000	382,000
Accounts receivable, net	1,460,422	1,659,756
Inventories, net	1,027,250	939,382
Prepaid expenses	95,282	171,216
Total current assets	3,774,026	3,725,026

Property and equipment, net	131,750	44,638

Other assets:
Goodwill	5,796,430	5,796,430
Intangible assets, net	1,016,937	1,258,617
Deposits	34,238	34,238
Deferred financing costs, net	33,582	–
Total other assets	6,881,187	7,089,285

Total Assets	$10,786,963	$10,858,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,680,692	$1,843,589
Accrued liabilities and expenses	1,090,025	1,997,157
Notes payable – current	279,740	265,985
Line of credit	628,204	–
Deferred revenues	120,754	111,291
Customer deposits	394,717	77,405
Total current liabilities	4,194,132	4,295,427

Long-term liabilities:
Deferred lease liability	140,575	130,920
Notes payable – long term	114,212	394,502
Deferred income taxes	534,661	335,275
Total long-term liabilities	789,448	860,697

Redeemable preferred stock:
15,000,000 shares authorized, par value $.001 per share
Series A; 215 shares issued, 185 shares outstanding at December 31, 2014 and 2013, respectively, preference in liquidation of $1,303,859 and $1,229,832 as of December 31, 2014 and 2013, respectively	1,303,859	1,165,625
Total redeemable preferred stock	1,303,859	1,165,625

Commitments and contingencies

Stockholders’ Equity
Series B; 538 shares issued, 55 shares outstanding at December 31, 2014 and 2013, respectively, preference in liquidation of $372,030 and $350,005 as of December 31, 2014 and 2013, respectively	372,030	324,063
Common stock, par value $.001 per share; 190,000,000 shares authorized; 125,035,612 shares issued and outstanding at December 31, 2014 and 2013, respectively	125,035	125,035
Additional paid-in-capital	125,908,476	126,036,949
Accumulated deficit	(121,906,017)	(121,948,847)
Total stockholders’ equity	4,499,524	4,537,200

Total Liabilities and Stockholders’ Equity	$10,786,963	$10,858,949

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Revenues, net:
Product	$10,973,544	$10,123,407
Recurring	3,822,987	3,766,439
Total Net Revenues	14,796,531	13,889,846

Cost of Sales:
Product	6,504,630	6,034,294
Recurring	1,053,215	1,069,558
Total Cost of Sales	7,557,845	7,103,852

Gross Profit	7,238,686	6,785,994

Operating Expenses:
Research and development	1,312,488	1,174,048
Selling, general and administrative	5,366,006	6,248,082
Impairment of goodwill	–	2,774,016
Depreciation and amortization	275,236	258,517
Total Operating Expenses	6,953,730	10,454,663

Income (Loss) from Operations	284,956	(3,668,669)

Other (Expenses) Income:
Interest income (expense), net	(40,273)	(18,141)
Gain on sale of product line	–	41,902
Total Other (Expenses) Income	(40,273)	23,761

Income (Loss) Before Provision for Income Taxes	244,683	(3,644,908)

Provision for Income Taxes	201,853	349,823

Net Income (Loss)	42,830	(3,994,731)

Accretion of preferred dividends and discount	(138,233)	(905,977)

Net loss attributable to common stockholders	$(95,403)	$(4,900,708)

Net loss per common share:
Net loss attributable to common stockholders per common share – basic	$(0.00)	$(0.04)
Net loss attributable to common stockholders per common share – diluted	$(0.00)	$(0.04)
Weighted Average Common Shares Outstanding – basic	125,035,612	114,670,433
Weighted Average Common Shares Outstanding – diluted	125,035,612	114,670,433

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Series B Preferred Stock Shares	Series B Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2013	–	–	108,103,001	$108,103	$124,188,415	$(117,954,116)	$6,342,402

Stock-based compensation expense related to employee stock options	–	–	–	–	89,565	–	89,565

Shares issued on conversion of preferred stock at approximately $0.13 per share	–	–	16,846,139	16,846	2,665,032	–	2,681,878

Shares issued for cashless Series B warrants exercised	–	–	86,472	86	(86)	–	–

Accretion of redeemable preferred stock discount	–	–	–	–	(705,170)	–	(705,170)

Accretion of redeemable preferred stock dividends	–	–	–	–	(200,807)	–	(200,807)

Reclassification from temporary equity to permanent equity	55	324,063	–	–	–	–	324,063

Net loss	–	–	–	–	–	(3,994,731)	(3,994,731)

Balance at December 31, 2013	55	$324,063	125,035,612	$125,035	$126,036,949	$(121,948,847)	$4,537,200

See accompanying notes to the consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Series B Preferred Stock Shares	Series B Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2014	55	$324,063	125,035,612	$125,035	$126,036,949	$(121,948,847)	$4,537,200

Stock-based compensation expense related to employee stock options	–	–	–	–	15,046	–	15,046

Accretion of redeemable preferred stock discount	–	25,942	–	–	(90,149)	–	(64,207)

Accretion of redeemable preferred stock dividends	–	22,025	–	–	(96,051)	–	(74,026)

Value of warrants issued in conjunction with line of credit	–	–	–	–	37,897	–	37,897

Value of warrants issued for consulting	–	–	–	–	4,784	–	4,784

Net income	–	–	–	–	–	42,830	42,830

Balance at December 31, 2014	55	$372,030	125,035,612	$125,035	$125,908,476	$(121,906,017)	$4,499,524

See accompanying notes to the consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$42,830	$(3,994,731)

Adjustments to reconcile net income (loss) from operations to cash (used in) provided by operating activities:
Gain on sale of product line	–	(41,902)
Stock-based compensation expense	15,046	89,565
Amortization of deferred financing costs	9,100	–
Depreciation	33,556	16,837
Amortization	241,680	241,680
Provision for doubtful accounts, net of recoveries	(76,910)	197,151
Deferred income taxes	199,386	335,275
Goodwill impairment	–	2,774,016

Changes in assets and liabilities:
Accounts receivable	276,244	1,169,200
Inventories	(87,868)	(284,470)
Prepaid expenses	75,934	18,663
Accounts payable	(162,897)	(123,441)
Accrued liabilities and expenses	(907,132)	(344,890)
Deferred revenue	9,463	(6,265)
Customer deposits	317,312	(41,358)
Deferred lease liability	9,655	(2,689)
Net Cash (Used In) Provided By Operating Activities	(4,601)	2,641

Cash Flows From Investing Activities:
Purchase of property and equipment	(120,668)	(25,577)
Change in restricted cash	319,000	(382,000)
Net Cash Provided By (Used In) Investing Activities	198,332	(407,577)

Cash Flows From Financing Activities:
Proceeds from line of credit	628,204	–
Payments on notes payable	(266,535)	(186,150)
Net Cash Provided By (Used In) Financing Activities	361,669	(186,150)

Net increase (decrease) in cash and cash equivalents	555,400	(591,086)
Cash and cash equivalents at the beginning of the year	572,672	1,163,758
Cash and cash equivalents at the end of the year	$1,128,072	$572,672

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the year for interest	$39,014	$29,064
Cash paid during the year for income taxes, net of refunds	1,420	9,967
Non-cash transactions:
Accretion of discount on redeemable preferred stock	90,149	705,170
Accretion of dividends on redeemable preferred stock	96,051	200,807
Conversion of preferred stock to common stock	–	2,681,878

See accompanying notes to consolidated financial statements

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Telkonet, Inc. (the “Company”, “Telkonet”), formed in 1999 and incorporated under the laws of the state of Utah, is made up of two synergistic business divisions, EcoSmart Energy Management Technology and EthoStream High Speed Internet Access (HSIA) Network.

In 2007, the Company acquired substantially all of the assets of Smart Systems International (“SSI”), which was a provider of energy management products and solutions to customers in the United States and Canada and the precursor to the Company’s EcoSmart platform. The EcoSmart platform provides comprehensive savings, management reporting, analytics and virtual engineering of a customer’s portfolio and/or property’s room-by-room energy consumption. Telkonet has deployed more than a half million intelligent devices worldwide in properties within the hospitality, military, educational, healthcare and other commercial markets. The EcoSmart platform is rapidly being recognized as a leading solution for reducing energy consumption, operational costs and carbon footprints, and eliminating the need for new energy generation in these marketplaces – all whilst improving occupant comfort and convenience.

In 2007, the Company acquired 100% of the outstanding membership units of EthoStream, LLC (“EthoStream”). EthoStream is one of the largest public HSIA providers in the world, providing services to more than 8.0 million users monthly across a network of approximately 2,300 locations. With a wide range of product and service offerings and one of the most comprehensive management platforms available for HSIA networks, EthoStream offers solutions for any public access location.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc., and EthoStream, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company reported net income of $42,830 and a net loss of $3,994,731 for the years ended December 31, 2014 and 2013, respectively, and has an accumulated deficit of $121,906,017 and total current liabilities in excess of current assets of $420,106 as of December 31, 2014.

Our ability to continue as a going concern is subject to our ability to consistently generate a profit and positive operating cash flows and/or obtain necessary funding from outside sources, including by the sale of our securities or assets, or obtaining loans from financial institutions, where possible. We may also experience net operating losses in the future and the uncertainty regarding contingent liabilities cast doubt on our ability to satisfy such liabilities and the Company cannot make any representations for fiscal 2015 and beyond. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Anticipated cash flows from operations may be insufficient to satisfy the Company’s ongoing capital requirements for at least the next 12 months. On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream LLC, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%. The Credit Facility matures on September 30, 2016, unless earlier accelerated under the terms of the Loan Agreement. The outstanding balance was $628,204 on the Credit Facility as of December 31, 2014 and the remaining available borrowing capacity was approximately $241,000 at December 31, 2014. There exists a possibility the Company may not meet a certain required covenant for the period ending March 31, 2015. We have notified Heritage Bank about the possible violation and are in negotiations regarding remedies in the event this violation occurs.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

During 2014, the Company was again awarded a contract with a bonding requirement. The Company satisfied this requirement during the year ended December 31, 2014 with cash collateral supported by an irrevocable standby letter of credit in the amount of $63,000 which is to expire December 31, 2015, or sooner if the Company satisfies all obligations under the arrangement. The amount is presented as restricted cash on deposit on the consolidated balance sheet as of December 31, 2014.

Accounts Receivable

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessment of past due balances and economic conditions. The Company writes off accounts receivable when they become uncollectible. The allowance for doubtful accounts was $36,873 and $156,966 at December 31, 2014 and 2013, respectively. Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past due date. The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period. Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history. Typically, accounts are only escalated to “uncollectible” status after multiple attempts at collection have proven unsuccessful.

Property and Equipment

In accordance with Accounting Standards Codification (ASC) 360 “Property Plant and Equipment”, property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives range from 2 to 10 years.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, restricted cash on deposit, accounts receivable, accounts payable, line of credit, notes payable, and certain accrued liabilities. The carrying amounts of these assets and liabilities approximate fair value due to the short maturity of these instruments, except for the line of credit and notes payable. The carrying amount of the line of credit and notes payable approximates fair value due to the interest rate and terms approximating those available to us for similar obligations.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Inventories

Inventories consist of routers, switches and access points for Ethostream’s internet access solution and thermostats, sensors and controllers for Telkonet’s EcoSmart product platform.  These inventories are purchased for resale and do not include manufacturing labor and overhead. Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method. The Company’s inventories are subject to technological obsolescence. Management evaluates the net realizable value of its inventories on a quarterly basis and records a provision for estimated losses based upon changes in demand and new product introductions.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding of common stock.  Diluted income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the years ended December 31, 2014 and 2013, there were 9,845,758 and 11,095,139 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Multiple-Element Arrangements (“MEAs”): The Company accounts for contracts that have both product and installation under the MEAs guidance in ASC 605-25. Arrangements under such contracts may include multiple deliverables, a combination of equipment and services. The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in our control. Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists and on estimated selling price (“ESP”) if neither VSOE or TPE exist.

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

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the years ended December 31, 2014 and 2013, the Company experienced returns of approximately 1% to 3% of material’s included in the cost of sales. As of December 31, 2014 and 2013, the Company recorded warranty liabilities in the amount of $44,288 and $77,943, respectively, using this experience factor range.

Product warranties for the years ended December 31 is as follows:

	2014	2013
Beginning balance	$77,943	$69,743
Warranty claims incurred	(45,710)	(9,106)
Provision charged to expense	12,055	17,306
Ending balance	$44,288	$77,943

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $15,021 and $21,499 in advertising costs during the years ended December 31, 2014 and 2013, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2014 and 2013 were $1,312,488 and $1,174,048, respectively.

Stock-Based Compensation

We account for our stock-based awards in accordance with ASC 718-10, “Share-Based Compensation”, which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards. We estimate the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will hold vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2014 and prior years, expected stock price volatility is based on the historical volatility of the Company’s stock for the related vesting periods.

Stock-based compensation expense in connection with options granted to employees for the year ended December 31, 2014 and 2013 was $15,046 and $89,565, respectively.

Deferred Lease Liability

Rent expense is recorded on a straight-line basis over the term of the lease. Rent escalations and rent abatement periods during the term of the lease create a deferred lease liability which represents the excess of cumulative rent expense recorded to date over the actual rent paid to date.

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 square feet of commercial office space in Germantown, Maryland and ceased utilizing this space for the Company’s benefit. Because we no longer have access to this subleased space, we have recorded a charge of $59,937 in accrued liabilities and expenses related to this abandonment during 2011. On June 27, 2012, the subtenant exercised the option to extend the expiration term of the sublease from January 31, 2013 to December 31, 2015 and we recorded an additional charge of $132,174. The remaining liability at December 31, 2014 and 2013 was $46,673 and $91,981, respectively.

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

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and thereafter. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-15 on our consolidated financial statements.

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at December 31, 2014 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,883,063)	$–	$1,016,937	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,883,063)	–	1,016,937
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Goodwill – SSI	5,874,016	–	(5,874,016)	–
Total Goodwill	14,670,446	–	(8,874,016)	5,796,430
Total	$17,570,446	$(1,883,063)	$(8,874,016)	$6,813,367

Total identifiable intangible assets acquired and their carrying values at December 31, 2013 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,641,383)	$–	$1,258,617	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,641,383)	–	1,258,617
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Goodwill – SSI	5,874,016	–	(5,874,016)	–
Total Goodwill	14,670,446	–	(8,874,016)	5,796,430
Total	$17,570,446	$(1,641,383)	$(8,874,016)	$7,055,047

Total amortization expense charged to operations for the years ended December 31, 2014 and 2013 was $241,680 per year.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Estimated future amortization expense as of December 31, 2014 is as follows:

Years Ended December 31,
2015	$241,680
2016	241,680
2017	241,680
2018	241,680
2019	50,217
Total	$1,016,937

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $14,670,446 as a result of the acquisitions of EthoStream and SSI during the year ended December 31, 2007. The Company evaluates goodwill for impairment based on the fair value of the reporting units to which this goodwill relates at least once a year. We utilize a discounted cash flow valuation methodology (income approach) to determine the fair value of the reporting unit. At December 31, 2009 and 2008, the Company determined that a portion of the value of EthoStream’s goodwill had been impaired based upon management’s assessment of operating results and forecasted discounted cash flow and wrote off $1,000,000 and $2,000,000, respectively, of its value. At December 31, 2011, the Company determined that a portion of the value for Smart Systems International’s goodwill was impaired based upon management’s assessment of operating results and forecasted discounted cash flow and wrote off $3,100,000 in connection with the impairment. At December 31, 2013, the Company determined that the remainder of Smart Systems International’s goodwill was impaired based upon management’s assessment of operating results and forecasted discounted cash flow and recorded an additional impairment charge of $2,774,016. Since acquisition, the Company has written off $3,000,000 and $5,874,016 of goodwill for Ethostream and Smart Systems International, respectively.

Significant assumptions used in our goodwill impairment test at December 31, 2013 included: expected revenue growth rates, reporting unit profit margins, working capital levels, discount rates of 12.4% for EthoStream and 21.8% for SSI, respectively, and a terminal value multiple. The expected future revenue growth rates and the expected reporting unit profit margins were determined after considering our historical revenue growth rates and reporting unit profit margins, our assessment of future market potential, and our expectations of future business performance. At December 31, 2013, the Company determined that the value of Smart Systems International’s goodwill was impaired based upon management’s assessment of operating results and forecasted discounted cash flow and has recorded an impairment charge of $2,774,016.

Significant assumptions used in our goodwill impairment test at December 31, 2014 for EthoStream included: expected revenue growth rates, reporting unit profit margins, working capital levels, discount rate of 10.8% and a terminal value multiple. The expected future revenue growth rates and the expected reporting unit profit margins were determined after considering our historical revenue growth rates and reporting unit profit margins, our assessment of future market potential, and our expectations of future business performance.

The carrying value of our goodwill could change if the Company is unable to achieve operating results at the levels that have been forecasted, or if there is a permanent, negative change in the market demand for the services offered by the Company. These changes could result in an impairment of the remaining goodwill balance that could require an additional material non-cash charge to our results of operations.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of December 31, 2014 and 2013 are as follows:

	2014	2013
Accounts receivable	$1,497,295	1,816,722
Allowance for doubtful accounts	(36,873)	(156,966)
Accounts receivable, net	$1,460,422	$1,659,756

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE E – INVENTORIES

Components of inventories as of December 31, 2014 and 2013 are as follows:

	2014	2013
Product purchased for resale	$1,220,600	$997,332
Reserve for obsolescence	(193,350)	(57,950)
Inventory, net	$1,027,250	$939,382

NOTE F – PROPERTY AND EQUIPMENT

The Company’s property and equipment as of December 31, 2014 and 2013 consists of the following:

	2014	2013
Development test equipment	$45,752	$45,752
Computer software	55,677	55,677
Leasehold improvements	2,675	2,675
Office equipment	20,706	20,706
Office fixtures and furniture	157,183	36,515
Total	281,993	161,325
Accumulated depreciation	(150,243)	(116,687)
Total property and equipment	$131,750	$44,638

Depreciation expense included as a charge to income was $33,556 and $16,837 for the years ended December 31, 2014 and 2013, respectively.

NOTE G – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of December 31, 2014 and 2013 are as follows:

	2014	2013
Accrued liabilities and expenses	$342,841	$405,073
Accrued payroll and payroll taxes	345,589	430,871
Accrued sales taxes, penalties, and interest	353,260	1,080,482
Accrued interest	4,047	2,788
Product warranties	44,288	77,943
Total accrued liabilities and expenses	$1,090,025	$1,997,157

NOTE H – LONG-TERM DEBT

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”). The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement was secured by substantially all of the Company’s assets. On September 24, 2014, the Department signed a subordination agreement of all the Company’s security interests. The proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of December 31, 2014 and 2013 were $103,979 and $154,463, respectively.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”). Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. The Note contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes. Amounts earned under the earn-out provisions were applied against the Note on June 30, 2012 and June 30, 2013. For the year ended December 31, 2013, the non-cash reduction of principal calculated under these provisions and applied to the Note was $41,902. Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding principal balance of the Note as of December 31, 2014 and 2013 was $289,973 and $506,024, respectively.

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

On September 30, 2014, the Company and its wholly owned subsidiary, EthoStream LLC, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at December 31, 2014. The Credit Facility matures on September 30, 2016, unless earlier accelerated under the terms of the Loan Agreement. On October 9, 2014, as part of the Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021.

The Loan Agreement contains customary covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Credit Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Loan Agreement may be terminated. The Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of December 31, 2014, the Company was in compliance with the financial covenants that required the Company to maintain a minimum EBITDA level and minimum asset coverage ratio. The outstanding balance on the Credit Facility is $628,204 at December 31, 2014 leaving an available borrowing base of approximately $241,000. There exists a possibility the Company may not meet a certain required covenant for the period ending March 31, 2015. We have notified Heritage Bank about the possible violation and are in negotiations regarding remedies in the event this violation occurs.

Aggregate annual future maturities of long-term debt as of December 31, 2014 are as follows:

Years ending December 31,	Amount
2015	$279,740
2016	114,212
393,952
Less: Current portion	(279,740)
Notes payable long-term	$114,212

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

A portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $287,106 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $70,922 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model were as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) fair value of Telkonet common stock of $0.24 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $358,028, were recorded as a discount and deducted from the face value of the preferred stock. The discount was being amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings) and an increase to the net loss attributable to common stockholders.

The charge to additional paid in capital for amortization of Series A discount and costs for the years ended December 31, 2014 and 2013 was $64,207 and $70,032, respectively.

For the years ended December 31, 2014 and 2013, we have accrued dividends for Series A in the amount of $74,026 and $74,027, respectively and cumulative accrued dividends of $378,859 and $304,832 as of December 2014 and 2013, respectively. The accrued dividends have been charged to additional paid-in capital and an increase to the net loss attributable to common stockholders (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

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

DECEMBER 31, 2014 AND 2013

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

As a result of the Series B conversions during the year ended December 31, 2013, fewer than 50% of the Series B shares issued on the Series B Original Issuance Date, August 4, 2010, remain outstanding, and the balance of the outstanding Series B shares will not become redeemable at the option of the holders. The redemption feature at the option of the holders is eliminated, thereby, resulting in the reclassification of $324,063 from temporary equity, which was classified as “redeemable preferred stock” in the Company’s consolidated balance sheets, to permanent equity during the year ended December 31, 2013.

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

The charge to additional paid in capital for amortization of Series B discount and costs for the years ended December 31, 2014 and 2013 was $25,942 and $635,138, respectively.

For the years ended December 31, 2014 and 2013, we have accrued dividends for Series B in the amount of $22,025 and $126,780, respectively, and cumulative accrued dividends of $97,030 and $75,005 as of December 31 2014 and 2013, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. During the year ended December 31, 2013, accrued dividends in the amount of $491,878 were written down and credited back to additional paid-in capital upon the redeemable preferred share conversions to common stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company.  Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $372,030 and second, Series A with a preference value of $1,303,859. Both series of preferred stock are equal in their dividend preference over common stock.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE J – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. At December 31, 2014 and 2013, there were 185 shares of Series A and 55 shares of Series B outstanding.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2014 and 2013 the Company has 125,035,612 common shares issued and outstanding, respectively.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of December 31, 2014.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	175,000	2.82	$0.14	175,000	$0.14
$0.16 - $0.99	1,620,225	7.98	0.18	1,284,791	0.18
$1.00 - $5.60	135,000	1.53	3.29	135,000	3.29
	1,930,225	7.06	$0.40	1,594,791	$0.44

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2013	1,280,642	$0.62
Granted	504,583	0.18
Exercised	–	–
Cancelled or expired	(50,000)	2.69
Outstanding at December 31, 2013	1,735,225	$0.43
Granted	200,000	0.19
Exercised	–	–
Cancelled or expired	(5,000)	3.50
Outstanding at December 31, 2014	1,930,225	$0.40

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

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The following table summarizes the assumptions used to estimate the fair value of options granted during the years ended December 2014 and 2013, using the Black-Scholes option-pricing model:

	2014	2013
Expected life of option (years)	10	10
Risk-free interest rate	2.77%	1.72%
Assumed volatility	110%	124%
Expected dividend rate	0	0
Expected forfeiture rate	0%	6%

The total estimated fair value of the options granted during the years ended December 31, 2014 and 2013 was $35,298 and $86,672. The total fair value of underlying shares related to options that vested during the years ended December 31, 2014 and 2013 was $15,047 and $124,208. Future compensation expense related to non-vested options at December 31, 2014 was $48,695 and will be recognized over the next 3.41 years. The aggregate intrinsic value of the vested options was zero as of December 31, 2014 and 2013. Total stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2014 and 2013 was $15,046 and $89,565, respectively.

Non-Employee Stock Options

There were no non-employees stock options issued or outstanding at December 31, 2014 or 2013.

Warrants

The following table summarizes the changes in warrants outstanding and the related exercise prices for the warrants issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	7,230,778	1.11	$0.13	7,230,778	$0.13
0.18	50,000	2.91	0.18	50,000	0.18
0.20	250,000	6.77	0.20	250,000	0.20
3.00	384,755	0.83	3.00	384,755	3.00
	7,915,533	1.29	$0.27	7,915,533	$0.27

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	10,830,416	$0.45
Issued	–	–
Exercised	(86,472)	0.13
Canceled or expired	(1,384,030)	1.36
Outstanding at December 31, 2013	9,359,914	$0.32
Issued	300,000	0.20
Exercised	–	–
Canceled or expired	(1,744,381)	0.51
Outstanding at December 31, 2014	7,915,533	$0.27

The Company issued 300,000 warrants during the year ended December 31, 2014. During the year ended December 31, 2013, 86,472 warrants were exercised. These warrants were originally granted to the Company’s placement agent in lieu of cash compensation for services performed or financing expenses in connection with the placement of convertible preferred stock.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE L – RELATED PARTY TRANSACTIONS

In connection with a customer contract that required bonding, William H. Davis, the Company’s Board Chairman and Jason L. Tienor, the Company’s Chief Executive Officer and President, each signed a General Indemnity Agreement dated July 5, 2013 and July 8, 2013, pledging certain personal property on behalf of the Company. The General Indemnity Agreement indemnifies the surety company for certain losses incurred by the surety company for the benefit of the Company. As consideration for the assumption of the Indemnification Obligations by Messrs. Davis and Tienor, the Company agreed to compensate each in the amount of $29,000, grossed up to accommodate their 2013 and 2014 federal income tax liability associated with the payments.

On July 17, 2014, Messer’s Davis and Tienor each signed a General Indemnity Agreement pledging personal property on behalf of the Company for another customer contract that required bonding. The Company agreed to compensate each in the amount of $9,000, grossed up to accommodate their 2014 federal income tax liability associated with the payments. The amounts owed to Messrs. Davis and Tienor as of December 31, 2014 were $6,000 and $18,090 recorded in accounts payable and accrued expense respectively on the accompanying consolidated balance sheet. The amounts owed to Messrs. Davis and Tienor as of December 31, 2013 were $10,000 and $17,000, respectively.

From time to time the Company may receive advances from certain of its officers in the form of salary deferment, cash advances to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. During the years ended December 31, 2014 and 2013, there were no such arrangements.

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

A reconciliation of tax expense computed at the statutory federal tax rate on income (loss) from operations before income taxes to the actual income tax (benefit) / expense is as follows:

	2014	2013
Tax provision (benefits) computed at the statutory rate	$83,192	$(1,239,269)
State taxes	(26,756)	5,849
Book expenses not deductible for tax purposes	20,846	19,572
Expired capital losses	(176,627)	–
Other	(345)	526
	(99,690)	(1,213,322)
Change in valuation allowance for deferred tax assets	301,543	1,563,145
Income tax expense	$201,853	$349,823

During 2014, approximately $200,000 of state net operating loss carryforwards expired and the Company lowered its effective state tax rate. The aggregate effect of these items resulted in a reduction to the allowance of approximately $20,000.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Deferred income taxes include the net tax effects of net operating loss (NOL) carry forwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2014	2013
Deferred Tax Assets:
Net operating loss carry forwards	$31,909,052	$31,686,463
Intangibles	1,141,121	1,277,631
Other	728,937	872,796
Total deferred tax assets	33,779,110	33,836,890

Deferred Tax Liabilities:
Intangibles	(534,661)	(335,275)
Total deferred tax liabilities	(534,661)	(335,275)
Valuation allowance	(33,779,110)	(33,836,890)
Net deferred tax assets	$(534,661)	$(335,275)

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of December 31, 2014 and 2013, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $33,780,000 and $33,840,000, respectively. The overall decrease in the valuation allowance is related to federal and state loss carryforwards that expired as of December 31, 2014, less federal and state losses generated for the year ended December 31, 2014.

At December 31, 2014 the Company had net operating loss carryforwards of approximately $89,700,000 and $46,900,000 for federal and state income tax purposes which will expire at various dates from 2015 – 2034.

The Company’s NOL and tax credit carryovers may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2005 and in prior years, the Company may have experienced such ownership changes that could have impos  ed such limitations.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010 and various states before 2010. Although these years are no longer subject to examination by the Internal Revenue Service (IRS) and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they have been or will be used in a future period.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no change in the liability for unrecognized tax benefits. The Company has no tax positions at December 31, 2014 or 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2014 or 2013. The Company’s utilization of any net operating loss carryforwards may be unlikely due to its continuing losses.

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

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Commitments for minimum rentals under non-cancelable leases as of December 31, 2014 are as follows:

Years ending December 31,

2015	$494,806
2016	245,274
2017	251,740
2018	258,381
2019	265,305
2020 and thereafter	156,877
Total	$1,672,383

Expected rent payments to be received under sublease agreement as of December 31, 2014 are $138,919 for the year ended December 31, 2015.

Rental expenses charged to operations for the years ended December 31, 2014 and 2013 was $642,277 and $532,598, respectively. Rental income received for the year ended December 31, 2014 and 2013 was $136,666 and $131,111, respectively.

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

Gerrit J. Reinders, Executive Vice President-Global Sales and Marketing, is employed pursuant to an employment agreement, dated May 1, 2014. Mr. Reinder’s employment agreement is for a term expiring on May 1, 2015, is renewable at the agreement of the parties and provides for a base salary of at least $154,500 per year.

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

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Eric Sprangers v. Telkonet, Inc. and Ethostream, LLC

On or about April 23, 2014, Eric Sprangers filed a complaint against Telkonet, Inc. and Ethostream, LLC (the “Companies”) in the United States District Court for the Eastern District of Wisconsin. The Complaint, filed by Sprangers on behalf of himself and a putative class of allegedly similarly situated employees of the Companies, claims that the Companies failed to pay him and the putative class members overtime compensation in violation of the federal Fair Labor Standards Act (“FLSA”). Among other things, the complaint seeks payment to the putative class members of back overtime, liquidated damages and penalties as provided in the FLSA, and an award of costs and attorneys’ fees. On or about May 22, 2014, the Companies filed an answer to the complaint in which the Companies deny that they failed to pay overtime compensation in violation of the FLSA. On July 25, 2014, Sprangers accepted a Rule 68 offer of judgment that was made by the Companies on July 11, 2014 in the amount of $10,000, plus an additional amount for attorneys’ fees, costs and expenses to be determined by the Court. On September 12, 2014, the Court ordered judgment consistent with the accepted offer of judgment. The additional attorney fees were $9,939. Per the judgment, the offer and attorney fees were to be paid in two installments, September 23, 2014 and October 23, 2014. The Company complied with the judgment.

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

Sales Taxes

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure. Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $353,000 and $1,100,000 accrued for this exposure as of December 31, 2014 and 2013, respectively.

The Company continues to manage the liability by establishing voluntary disclosure agreements (VDAs) with the applicable states, which establishes a maximum look-back period and payment arrangements. However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $200,000, not including any applicable interest and penalties.

Prior to 2014, the Company successfully executed and paid in full VDAs in nineteen states totaling approximately $286,000 and is current with the subsequent filing requirements.

During the year ended December 31, 2014, the Company successfully executed and paid in full VDAs in twelve states totaling approximately $407,000 and is current with the subsequent filing requirements.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The following table sets forth the change in the sales tax accrual during the years ended December 31:

	2014	2013
Balance, Beginning of year	$1,080,482	$1,188,133
Sales tax collected	426,599	409,782
Provisions	(599,295)	(138,352)
Interest and penalties	–	7,342
Payments	(554,526)	(386,423)
Balance, End of year	$353,260	$1,080,482

NOTE O – BUSINESS CONCENTRATION

For the years ended December 31, 2014 and 2013, no single customer represented 10% or more of our total net revenues.

As of December 31, 2014, one customer accounted for 13% of the Company’s net accounts receivable. As of December 31, 2013, one customer accounted for 28% of the Company’s net accounts receivable.

Purchases from two suppliers approximated $3,700,000, or 76%, of total purchases for the year ended December 31, 2014 and approximately $2,700,000, or 68%, of total purchases for the year ended December 31, 2013. Total due to these suppliers, net of deposits, was $750,084 and $525,464 as of December 31, 2014 and 2013, respectively.

