Form 10-Q
period 2015-03-31
TELKONET INC
filed 2015-05-13
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 30, 2015 is 125,035,612.

TELKONET, INC.

FORM 10-Q for the Three Months Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$555,441	$1,128,072
Restricted cash on deposit	63,000	63,000
Accounts receivable, net	917,718	1,460,422
Inventories, net	1,158,242	1,027,250
Prepaid expenses	132,838	95,282
Total current assets	2,827,239	3,774,026

Property and equipment, net	122,868	131,750

Other assets:
Goodwill	5,796,430	5,796,430
Intangible assets, net	956,517	1,016,937
Deposits	34,000	34,238
Deferred financing costs, net	28,845	33,582
Total other assets	6,815,792	6,881,187

Total Assets	$9,765,899	$10,786,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,402,056	$1,680,692
Accrued liabilities and expenses	1,143,296	1,090,025
Notes payable – current	271,257	279,740
Line of credit	553,204	628,204
Deferred revenues	181,578	120,754
Customer deposits	384,188	394,717
Total current liabilities	3,935,579	4,194,132

Long-term liabilities:
Deferred lease liability	140,672	140,575
Notes payable – long term	40,167	114,212
Deferred income taxes	585,973	534,661
Total long-term liabilities	766,812	789,448

Redeemable preferred stock 15,000,000 shares authorized, par value $.001 per share:
Series A; 215 shares issued, 185 shares outstanding at March 31, 2015 and December 31, 2014, respectively, preference in liquidation of $1,322,112 and $1,303,859 as of March 31, 2015 and December 31, 2014, respectively	1,322,112	1,303,859
Total redeemable preferred stock	1,322,112	1,303,859

Commitments and contingencies

Stockholders’ Equity
Series B; 538 shares issued, 55 shares outstanding at March 31, 2015 and December 31, 2014, respectively, preference in liquidation of $377,461 and $372,030 as of March 31, 2015 and December 31, 2014, respectively	377,461	372,030
Common stock, par value $.001 per share; 190,000,000 shares authorized; 125,035,612 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	125,035	125,035
Additional paid-in-capital	125,888,995	125,908,476
Accumulated deficit	(122,650,095)	(121,906,017)
Total stockholders’ equity	3,741,396	4,499,524

Total Liabilities and Stockholders’ Equity	$9,765,899	$10,786,963

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended March 31,
	2015	2014
Revenues, net:
Product	$1,575,367	$1,709,644
Recurring	999,179	922,973
Total Net Revenues	2,574,546	2,632,617

Cost of Sales:
Product	1,089,824	1,348,027
Recurring	238,264	254,302
Total Cost of Sales	1,328,088	1,602,329

Gross Profit	1,246,458	1,030,288

Operating Expenses:
Research and development	359,529	296,690
Selling, general and administrative	1,489,464	1,382,719
Depreciation and amortization	69,302	66,661
Total Operating Expenses	1,918,295	1,746,070

Loss from Operations	(671,837)	(715,782)

Other (Expenses) Income:
Interest income (expense), net	(20,054)	(11,114)
Total Other (Expense) Income	(20,054)	(11,114)

Loss Before Provision for Income Taxes	(691,891)	(726,896)

Provision for Income Taxes	52,187	51,312

Net Loss	(744,078)	(778,208)

Accretion of preferred dividends and discount	(18,253)	(35,761)
Net loss attributable to common stockholders	$(762,331)	$(813,969)

Net loss per common share:
Net loss attributed to common stockholders per common share – basic	$(0.01)	$(0.01)
Net loss attributed to common stockholders per common share – diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding – basic	125,035,612	125,035,612
Weighted Average Common Shares Outstanding – diluted	125,035,612	125,035,612

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS FROM JANUARY 1, 2015 THROUGH MARCH 31, 2015

	Series B Preferred Stock Shares	Series B Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2015	55	$372,030	125,035,612	$125,035	$125,908,476	$(121,906,017)	$4,499,524

Stock-based compensation expense related to employee stock options	–	–	–	–	4,203	–	4,203

Accretion of redeemable preferred stock dividends	–	5,431	–	–	(23,684)	–	(18,253)

Net loss	–	–	–	–	–	(744,078)	(744,078)

Balance at March 31, 2015	55	$377,461	125,035,612	$125,035	$125,888,995	$(122,650,095)	$3,741,396

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(744,078)	$(778,208)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation expense	4,203	2,024
Amortization of deferred financing costs	4,737	–
Depreciation	8,882	6,241
Amortization	60,420	60,420
Provision for doubtful accounts, net of recoveries	(3,991)	3,675
Deferred income taxes	51,312	51,312

Changes in assets and liabilities:
Accounts receivable	546,695	275,616
Inventories	(130,992)	51,770
Prepaid expenses	(37,556)	21,617
Deposits and other long term assets	238	–
Accounts payable	(278,636)	(335,129)
Accrued liabilities and expenses	53,271	(167,138)
Deferred revenue	60,824	452,246
Customer deposits	(10,529)	264,897
Deferred lease liability	97	14,871
Net Cash Used In Operating Activities	(415,103)	(75,786)

Cash Flows From Investing Activities:
Purchase of property and equipment	–	(120,667)
Change in restricted cash	–	382,000
Net Cash Provided By Investing Activities	–	261,333

Cash Flows From Financing Activities:
Payments on note payable	(82,528)	(65,199)
Net (payments) proceeds from line of credit	(75,000)	201,275
Net Cash (Used In) Provided By Financing Activities	(157,528)	136,076

Net (decrease) increase in cash and cash equivalents	(572,631)	321,623
Cash and cash equivalents at the beginning of the period	1,128,072	572,672
Cash and cash equivalents at the end of the period	$555,441	$894,295

See accompanying notes to the unaudited condensed consolidated financial statements

6

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$19,937	$11,399
Non-cash transactions:
Accretion of discount on redeemable preferred stock	$–	$24,528
Accretion of dividends on redeemable preferred stock	23,684	23,683

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows.

General

The accompanying unaudited condensed consolidated financial statements of Telkonet, Inc. (the “Company”, “Telkonet”) have been prepared in accordance with Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2014 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company reported a net loss of $744,078 for the three months ended March 31, 2015 and has an accumulated deficit of $122,650,095 and total current liabilities in excess of current assets of $1,108,340 as of March 31, 2015.

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

Anticipated cash flows from operations may be insufficient to satisfy the Company’s ongoing capital requirements for at least the next 12 months. On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream LLC, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%. The Credit Facility matures on September 30, 2016, unless earlier accelerated under the terms of the Loan Agreement. As of March 31, 2015, the Company was in violation of a financial performance covenant. Heritage Bank has granted a waiver of that violation. We do acknowledge that Heritage Bank, by waiving the violation, is not surrendering any of their rights as granted to them in the Loan Agreement. The outstanding balance was $553,204 on the Credit Facility as of March 31, 2015 and the remaining available borrowing capacity was approximately $79,000 at March 31, 2015.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Restricted Cash on Deposit

During 2014, the Company was awarded a contract with a bonding requirement. The Company satisfied this requirement during the year ended December 31, 2014 with cash collateral supported by an irrevocable standby letter of credit in the amount of $63,000 which is to expire December 31, 2015, or sooner if the Company satisfies all obligations under the arrangement. The amount is presented as restricted cash on deposit on the condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding of common stock. Diluted income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. As a result of the losses for the three months ended March 31, 2015 and 2014, there were 9,845,758 and 11,095,139 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

Use of Estimates

The preparation of financial statements in conformity with United States of America (U.S.) generally accepted accounting principles (GAAP) requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for items and matters such as revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, depreciation and amortization, long-lived and intangible asset valuations, impairment assessments, taxes and related valuation allowance, income tax provisions, stock-based compensation, and contingencies. We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. Actual results may differ from those estimates.

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

MARCH 31, 2015

(UNAUDITED)

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the three months ended March 31, 2015 and the year ended December 31, 2014, the Company experienced returns of approximately 1% to 3% of materials included in the cost of sales. As of March 31, 2015 and December 31, 2014, the Company recorded warranty liabilities in the amount of $64,913 and $44,288, respectively, using this experience factor range.

Product warranties for the three months ended March 31, 2015 and the year ended December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Beginning balance	$44,288	$77,943
Warranty claims incurred	(19,639)	(45,710)
Provision charged to expense	40,264	12,055
Ending balance	$64,913	$44,288

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 square feet of commercial office space in Germantown, Maryland. Because we no longer have access to this subleased space, we recorded a charge of $59,937 in accrued liabilities and expenses related to this abandonment during 2011. On June 27, 2012 the subtenant exercised the option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015 and we recorded an additional charge of $132,174. The remaining liability at March 31, 2015 was $34,576 and at December 31, 2014 was $46,673.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at March 31, 2015 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,943,483)	$–	$956,517	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,943,483)	–	956,517
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Total Goodwill	8,796,430	–	(3,000,000)	5,796,430
Total	$11,696,430	$(1,943,483)	$(3,000,000)	$6,752,947

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Total identifiable intangible assets acquired and their carrying values at December 31, 2014 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,883,063)	$-	$1,016,937	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,883,063)	-	1,016,937
Goodwill – EthoStream	8,796,430	-	(3,000,000)	5,796,430
Goodwill – SSI	5,874,016	-	(5,874,016)	-
Total Goodwill	14,670,446		(8,874,016)	5,796,430
Total	$17,570,446	$(1,883,063)	$(8,874,016)	$6,813,367

Total amortization expense charged to operations for each of the three months ended March 31, 2015 and 2014 was $60,420.

Estimated future amortization expense as of March 31, 2015 is as follows:

Remainder of 2015	$181,260
2016	241,680
2017	241,680
2018	241,680
2019	50,217
Total	$956,517

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

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Accounts receivable	$949,935	$1,497,295
Allowance for doubtful accounts	(32,217)	(36,873)
Accounts receivable, net	$917,718	$1,460,422

NOTE E – INVENTORIES

Components of inventories as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Product purchased for resale	$1,401,592	$1,220,600
Reserve for obsolescence	(243,350)	(193,350)
Inventory, net	$1,158,242	$1,027,250

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Accrued liabilities and expenses	$355,617	$342,841
Accrued payroll and payroll taxes	398,360	345,589
Accrued sales taxes, penalties, and interest	320,242	353,260
Accrued interest	4,164	4,047
Product warranties	64,913	44,288
Total accrued liabilities and expenses	$1,143,296	$1,090,025

NOTE G – DEBT

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”). The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement was secured by substantially all of the Company’s assets. On September 24, 2014, the Department signed a subordination agreement of all the Company’s security interests. The proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of March 31, 2015 and December 31, 2014 were $91,200 and $103,979, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”). Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. The Note contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes. Amounts earned under the earn-out provisions were applied against the Note on June 30, 2012 and June 30, 2013.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding principal balance of the Note as of March 31, 2015 and December 31, 2014 was $220,224 and $289,973, respectively.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

On September 30, 2014, the Company and its wholly owned subsidiary, EthoStream LLC, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at March 31, 2015 and December 31, 2014. The Credit Facility matures on September 30, 2016, unless earlier accelerated under the terms of the Loan Agreement. On October 9, 2014, as part of the Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021.

The Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Loan Agreement may be terminated. The Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of March 31, 2015, the Company was in violation of a financial performance covenant. Heritage Bank has granted a waiver of that violation. We do acknowledge that Heritage Bank, by waiving the violation, is not surrendering any of their rights as granted to them in the Loan Agreement. The outstanding balance on the Credit Facility was $553,204 and $628,204 at March 31, 2015 and December 31, 2014 leaving an available borrowing base of approximately $79,000 and $241,000 at March 31, 2015 and December 31, 2014, respectively.

Aggregate annual future maturities of long-term debt as of March 31, 2015 are as follows:

Years ended December 31,	Amount
2015 (remainder of)	$212,287
2016	99,137
311,424
Less: Current portion	(271,257)
Notes payable long term	$40,167

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

A portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $287,106 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $70,922 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model were as follows: (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) fair value of Telkonet common stock of $0.24 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $358,028, were recorded as a discount and deducted from the face value of the preferred stock. The discount was amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings) and an increase to the net loss attributable to common stockholders.

The charge to additional paid in capital for amortization of Series A discount and costs for the three months ended March 31, 2014 was $17,508.

For the three months ended March 31, 2015 and 2014, we have accrued dividends for Series A in the amount of $18,253, and cumulative accrued dividends of $397,112 and $323,085, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and an increase to the net loss attributable to common stockholders and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

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

MARCH 31, 2015

(UNAUDITED)

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

The charge to additional paid in capital for amortization of Series B discount and costs for the three months ended March 31, 2014 was $7,020.

For the three months ended March 31, 2015 and 2014, we have accrued dividends for Series B in the amount of $5,431 and $5,430, respectively, and cumulative accrued dividends of $102,461 and $80,435 as of March 31 2015 and 2014, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $377,461 and second, Series A with a preference value of $1,322,112. Both series of preferred stock are equal in their dividend preference over common stock.

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. At both March 31, 2015 and December 31, 2014, there were 185 shares of Series A and 55 shares of Series B outstanding.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of both March 31, 2015 and December 31, 2014 the Company had 125,035,612 common shares issued and outstanding.

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

MARCH 31, 2015

(UNAUDITED)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	175,000	2.57	$0.14	175,000	$0.14
$0.16 - $0.99	1,620,225	7.67	0.18	1,310,225	0.18
$1.00 - $5.60	135,000	1.27	3.29	135,000	3.29
	1,930,225	6.76	$0.40	1,620,225	$0.44

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2014	1,735,225	$0.43
Granted	200,000	0.19
Exercised	–	–
Cancelled or expired	(5,000)	3.50
Outstanding at December 31, 2014	1,930,225	$0.40
Granted	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at March 31, 2015	1,930,225	$0.40

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

There were no options granted and no options exercised during the three months ended March 31, 2015 and 2014, respectively.  Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 was $4,203 and $2,024, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	7,230,778	0.87	$0.13	7,230,778	$0.13
0.18	50,000	2.66	0.18	50,000	$0.18
0.20	250,000	6.53	0.20	250,000	0.20
3.00	384,755	0.58	3.00	384,755	3.00
	7,915,533	1.04	$0.27	7,915,533	$0.27

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2014	9,359,914	$0.32
Issued	300,000	0.20
Exercised	–	–
Canceled or expired	(1,744,381)	0.51
Outstanding at December 31, 2014	7,915,533	0.27
Issued	–	–
Exercised	–	–
Canceled or expired	–	–
Outstanding at March 31, 2015	7,915,533	$0.27

There were no warrants granted, exercised, cancelled or forfeited during the three months ended March 31, 2015 and 2014.

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

On July 17, 2014, Messrs. Davis and Tienor each signed a General Indemnity Agreement pledging personal property on behalf of the Company for another customer contract that required bonding. The Company agreed to compensate each in the amount of $9,000, grossed up to accommodate their 2014 federal income tax liability associated with the payments. The amounts owed to Messrs. Davis and Tienor as of March 31, 2015 were $8,520 and $9,570 recorded in accounts payable and accrued expense respectively on the accompanying condensed consolidated balance sheet. The amounts owed to Messrs. Davis and Tienor as of March 31, 2014 were $13,980 and $11,600, respectively.

From time to time the Company may receive advances from certain of its officers in the form of salary deferment, cash advances to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  As of March 31, 2015 and 2014, there were no such arrangements.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Commitments for minimum rentals under non-cancelable leases at March 31, 2015 are as follows:

2015 (remainder of)	$376,649
2016	245,274
2017	251,740
2018	258,381
2019	265,305
2020 and thereafter	156,877
Total	$1,554,226

Expected rent payments to be received under the sublease agreement as of March 31, 2015 are $104,618 for the year ended December 31, 2015.

Rental expenses charged to operations for the three months ended March 31, 2015 and 2014 were $162,212 and $155,575, respectively. Rental income received for the three months ended March 31, 2015 and 2014 was $34,301 and $33,302, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure. Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $320,000 and $353,000 accrued for this exposure as of March 31, 2015 and December 31, 2014, respectively.

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

Prior to 2015, the Company successfully executed and paid in full VDAs in thirty one states totaling approximately $695,000 and is current with the subsequent filing requirements.

During the three months ended March 31, 2015, the Company executed one VDA but had yet to pay the state. The Company is currently in negotiation with three states.

The following table sets forth the change in the sales tax accrual as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Balance, beginning of year	$353,260	$1,080,482
Sales tax collected	68,265	426,599
Provisions	–	(599,295)
Interest and penalties	–	–
Payments	(101,283)	(554,526)
Balance, end of period	$320,242	$353,260

NOTE M – BUSINESS CONCENTRATION

For the three months ended March 31, 2015, no single customer represented 10% or more of total net revenues. As of March 31, 2015, one customer accounted for 13% of the Company’s net accounts receivable. Revenue from one major customer approximated $382,900, or 15% of total revenue for the three months ended March 31, 2014. Total accounts receivable of $245,270, or 18% of total accounts receivable was due from this customer as of March 31, 2014.

Purchases from two major suppliers approximated $837,000, or 79%, of purchases, and $626,700, or 64%, of purchases, for the three months ended March 31, 2015 and 2014, respectively. Total due to these suppliers, net of deposits, was approximately $461,000 as of March 31, 2015, and $321,000 as of March 31, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three months ended March 31, 2015, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2014, filed March 31, 2015.

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

Controlling energy consumption can make a significant impact on a property owner’s bottom line, as heating, ventilation and air conditioning (“HVAC”) costs represent a substantial portion of a facility’s overall utility bill. Hospitality is a key market for Telkonet. According to the EPA EnergySTAR for Hospitality analysis, the median hotel uses approximately 70,000 Btu/ft2 from all energy sources. On average, America’s approximately 53,000 hotels spend $2,196 per available room each year on energy. This represents about 6% of all operating costs. Through a strategic approach to energy efficiency, a 10% reduction in energy consumption would have the same financial effect as increasing the average daily room rate by $0.60 in limited-service hotels and by $2.00 in full-service hotels.

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

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements.  Accordingly, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for the remainder of 2015 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors that could cause or contribute to such differences include those risks affecting the Company’s business as described in the Company’s filings with the SEC, including the current reports on Form 8-K, which factors are incorporated herein by reference. The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our condensed consolidated financial statements including those related to revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, depreciation and amortization, long-lived and intangible asset valuations, impairment assessments, taxes and related valuation allowance, income tax provisions, stock-based compensation, and contingencies. We base our estimates on historical experience, underlying run rates and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements.

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

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2015	2014
Net loss	$(744,078)	$(778,208)
Interest expense, net	20,054	11,114
Provision for income taxes	52,187	51,312
Depreciation and amortization expense	69,302	66,661
EBITDA	(602,535)	(649,121)
Adjustments:
Stock-based compensation expense	4,203	2,024
Adjusted EBITDA	$(598,332)	$(647,097)

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	March 31, 2015		March 31, 2014		Variance

Product	$1,575,367	61%	$1,709,644	65%	$(134,277)	-8%
Recurring	999,179	39%	922,973	35%	76,206	8%
Total	$2,574,546	100%	$2,632,617	100%	$(58,071)	-2%

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

For the three months ended March 31, 2015, product revenue decreased by 8% or $0.1 million when compared to the prior year period. Product revenue in 2015 includes approximately $0.8 million attributed to the sale, installation of energy management products, and approximately $0.8 million for the sale and installation of HSIA products. The variance in product revenue can be partially attributed to a $0.2 million decrease in HSIA installations offset by a $0.1 million increase in EcoSmart installations.

Recurring Revenue

Recurring revenue is primarily attributed to recurring services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. The recurring revenue consists primarily of HSIA support services, and Telkonet’s EcoCare service and support program. Advertising revenue, which is less than 1% of our support revenue, is based on impression-based statistics for a given period from customer site visits to the Company’s login portal page under the terms of advertising agreements entered into with third-parties. A component of our recurring revenue is derived from fees, less payback costs, associated with less than 1% of our hospitality customers who do not internally manage guest-related, internet transactions.

Recurring revenue includes approximately 2,300 hotels in our broadband network portfolio. We currently support approximately 234,000 HSIA rooms with approximately 8.0 million monthly users. For the three months ended March 31, 2015, recurring revenue increased by 8% when compared to the prior year period. The variance in recurring revenue was partially attributed to a $0.03 million increase associated with the roll out of the Company’s EcoCare service and support program for the EcoSmart Suite of products. Support revenue from our HSIA support services added approximately $0.05 million.

Cost of Sales

	Three Months Ended
	March 31, 2015		March 31, 2014		Variance

Product	$1,089,824	69%	$1,348,027	79%	$(258,203)	-19%
Recurring	238,264	24%	254,302	28%	(16,038)	-6%
Total	$1,328,088	52%	$1,602,329	61%	$(274,241)	-17%

Costs of Product Sales

Costs of product sales include equipment and installation labor related to the sale of SmartGrid and broadband networking equipment, including EcoSmart technology and Telkonet iWire. For the three months ended March 31, 2015, product costs decreased by 19% compared to the prior year period. The majority of the variance was attributed to the decrease in material, salary and travel costs associated with the decrease in HSIA installation sales. Costs associated with multiple deliverable arrangements not completed at the end of the period are expensed when incurred and not deferred as is the revenue.

Costs of Recurring Revenue

Recurring costs are comprised of labor and telecommunication services for our Customer Service department. For the three months ended March 31, 2015, recurring costs decreased by 6% when compared to the prior year period. The variance is attributed to the decrease in support payroll costs associated with recurring sales. The Company’s Internet Service Provider (“ISP”) fees and telecommunications costs for our support team also decreased when compared to the prior year period.

Gross Profit

	Three Months Ended
	March 31, 2015		March 31, 2014		Variance

Product	$485,543	31%	$361,617	21%	$123,926	34%
Recurring	760,915	76%	668,671	72%	92,244	14%
Total	$1,246,458	48%	$1,030,288	39%	$216,170	21%

Gross Profit on Product Revenue

The gross profit on product revenue for the three months ended March 31, 2015 increased by 34% when compared to the prior year period. The variance was the result of decreased material, salary and travel costs associated with HSIA installation sales.

Gross Profit on Recurring Revenue

Our gross profit associated with recurring revenue increased by 14% for the three months ended March 31, 2015 when compared to the prior year period. The variance was due mainly to an increase in revenues as well as a decrease in ISP fee and telecommunication costs for our support team.

Operating Expenses

	Three Months Ended March 31,
	2015	2014	Variance

Total	$1,918,295	$1,746,070	$172,225	10%

During the three months ended March 31, 2015, operating expenses increased by 10% when compared to the prior year period as outlined below.

Research and Development

	Three Months Ended March 31,
	2015	2014	Variance

Total	$359,529	$296,690	$62,839	21%

Our research and development costs related to both present and future products are expensed in the period incurred.  Current research and development costs are associated with product development and integration. During the three months ended March 31, 2015, research and development costs increased 21% when compared to the prior year period. The majority of variance is due to a $0.05 million increase in expenditures for salaries and recruiting, a $0.04 million increase related to testing for our new EcoTouch thermostat offset by a decrease for consulting services and travel of $0.03 million.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2015	2014	Variance

Total	$1,489,464	$1,382,719	$106,745	8%

During the three months ended March 31, 2015, selling, general and administrative expenses increased over the prior year period by 8%. The increase is primarily the result of increased expenditures for director fees, accrued bonus expense, legal and public company fees as well as sales and use tax. Two directors were added in April of 2014, adding $0.02 million for the current period. In the event certain financial performance criteria are achieved in 2015, a bonus is being accrued for adding a $0.03 million variance. Legal and public fee expenditures increased $0.03 million. During the period ended March 31, 2014, seven VDA’s were settled with states for amounts that were less than the Company had accrued contributing $0.02 million to the variance.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending, and cash generated from operations.

Working Capital

Our working capital decreased by $688,234 during the three months ended March 31, 2015 from working capital deficit (current liabilities in excess of current assets) of $420,106 at December 31, 2014 to a working capital deficit of $1,108,340 at March 31, 2015.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”). The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement was secured by substantially all of the Company’s assets. On September 24, 2014, the Department signed a subordination agreement of all the Company’s security interests. The proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of March 31, 2015 and December 31, 2014 were $91,200 and $103,979, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”). Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. The Note contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes. Amounts earned under the earn-out provisions were applied against the Note on June 30, 2012 and June 30, 2013. Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding principal balance of the Note as of March 31, 2015 and December 31, 2014 was $220,224 and $289,973, respectively.

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

On September 30, 2014, the Company and its wholly owned subsidiary, EthoStream LLC, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at March 31, 2015 and December 31, 2014. The Credit Facility matures on September 30, 2016, unless earlier accelerated under the terms of the Loan Agreement. On October 9, 2014, as part of the Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021.

The Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Loan Agreement may be terminated. The Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of March 31, 2015, the Company was in violation of a financial performance covenant. Heritage Bank has granted a waiver of that violation. We do acknowledge that Heritage Bank, by waiving the violation, is not surrendering any of their rights as granted to them in the Loan Agreement. The outstanding balance on the Credit Facility was $553,204 and $628,204 at March 31, 2015 and December 31, 2014 leaving an available borrowing base of approximately $79,000 and $241,000 at March 31, 2015 and December 31, 2014, respectively.

Cash Flow Analysis

Cash used in continuing operations was $415,103 and $75,786 during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, our primary capital needs included business strategy execution, inventory procurement and managing current liabilities.

Cash provided by investing activities was $261,333 during the three months ended March 31, 2014. During the year ended December 31, 2012, the Company was awarded a contract with a bonding requirement. During the three months ended March 31, 2013, the Company satisfied this requirement with cash collateral supported by an irrevocable standby letter of credit in the amount of $382,000. In March 2014, the Company satisfied all obligations related to the bonding requirement and the cash was released. During the three months ended March 31, 2014, the Company purchased approximately $120,667 of furniture and fixtures to furnish its new corporate office located in Waukesha, Wisconsin. These assets will be depreciated over their respective estimated useful lives. There were no investing activities during the three months ended March 31, 2015.

Cash used in financing activities was $157,528 during the three months ended March 31, 2015 and cash provided by financing activities was $136,076 during the three months ended March 31, 2014. The Company paid down principal on notes payable of $82,528 and amounts outstanding on the line of credit for $75,000 during the three months ended March 31, 2015. The Company paid down principal on notes payable of $65,199 and borrowed $201,275 on the line of credit during the three months ended March 31, 2014.

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

Management expects working capital management will continue to be a high priority for 2015.

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

Prior to 2015, the Company successfully executed and paid in full VDAs in thirty one states totaling approximately $695,000 and is current with the subsequent filing requirements.

During the three months ended March 31, 2015, the Company executed one VDA but had yet to pay the state. The Company is currently in negotiation with three states.

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

Item 4.  Controls and Procedures.

As of March 31, 2015, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Due to the lack of a segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

During the three months ended March 31, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Item 1A.  Risk Factors.

There have been no material changes to risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014 in response to Item 1A of Form 10-K.

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

Telkonet, Inc. Registrant

Date: May 13, 2015	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: May 13, 2015	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

