Form 10-Q
period 2015-06-30
TELKONET INC
filed 2015-08-13
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 31, 2015 is 126,631,770.

TELKONET, INC.

FORM 10-Q for the Six Months Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$861,647	$1,128,072
Restricted cash on deposit	63,550	63,000
Accounts receivable, net	2,117,489	1,460,422
Inventories, net	937,125	1,027,250
Prepaid expenses and other current assets	146,919	95,282
Total current assets	4,126,730	3,774,026

Property and equipment, net	120,914	131,750

Other assets:
Goodwill	5,796,430	5,796,430
Intangible assets, net	896,097	1,016,937
Deposits	34,000	34,238
Deferred financing costs, net	24,108	33,582
Total other assets	6,750,635	6,881,187

Total Assets	$10,998,279	$10,786,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,719,049	$1,680,692
Accrued liabilities and expenses	1,227,741	1,090,025
Notes payable – current	209,507	279,740
Line of credit	1,034,856	628,204
Deferred revenues	166,644	120,754
Customer deposits	252,998	394,717
Total current liabilities	4,610,795	4,194,132

Long-term liabilities:
Deferred lease liability	133,454	140,575
Notes payable – long term	26,336	114,212
Deferred income taxes	637,285	534,661
Total long-term liabilities	797,075	789,448

Redeemable preferred stock:
15,000,000 shares authorized, par value $.001 per share
Series A; 215 shares issued, 185 shares outstanding at December 31, 2014, preference in liquidation of $1,303,859 as of December 31, 2014	–	1,303,859
Total redeemable preferred stock	–	1,303,859

Commitments and contingencies

Stockholders’ Equity
Series A, par value $.001 per share; 215 shares issued, 185 shares outstanding at June 30, 2015, preference in liquidation of $1,340,566 as of June 30, 2015	1,340,566	–
Series B, par value $.001 per share; 538 shares issued, 55 shares outstanding at June 30, 2015 and December 31, 2014, preference in liquidation of $382,951 and $372,030 as of June 30, 2015 and December 31, 2014, respectively	382,951	372,030
Common stock, par value $.001 per share; 190,000,000 shares authorized; 125,035,612 shares issued and outstanding at June 30, 2015 and December 31, 2014	125,035	125,035
Additional paid-in-capital	125,868,441	125,908,476
Accumulated deficit	(122,126,584)	(121,906,017)
Total stockholders’ equity	5,590,409	4,499,524

Total Liabilities and Stockholders’ Equity	$10,998,279	$10,786,963

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues, net:
Product	$3,734,395	$3,419,956	$5,309,762	$5,129,600
Recurring	1,021,079	933,392	2,020,258	1,856,365
Total Net Revenue	4,755,474	4,353,348	7,330,020	6,985,965

Cost of Sales:
Product	1,682,593	1,978,291	2,772,417	3,326,318
Recurring	236,007	263,083	474,271	517,385
Total Cost of Sales	1,918,600	2,241,374	3,246,688	3,843,703

Gross Profit	2,836,874	2,111,974	4,083,332	3,142,262

Operating Expenses:
Research and development	395,357	318,815	754,886	615,505
Selling, general and administrative	1,783,501	1,445,627	3,272,965	2,828,346
Depreciation and amortization	68,719	69,525	138,021	136,186
Total Operating Expenses	2,247,577	1,833,967	4,165,872	3,580,037

Income (Loss) from Operations	589,297	278,007	(82,540)	(437,775)

Other Income (Expenses):
Interest income (expense), net	(14,449)	(7,610)	(34,503)	(18,724)
Total Other Income (Expense)	(14,449)	(7,610)	(34,503)	(18,724)

Income (Loss) Before Provision for Income Taxes	574,848	270,397	(117,043)	(456,499)

Provision for Income Taxes	51,337	51,312	103,524	102,624
Net Income (Loss)	523,511	219,085	(220,567)	(559,123)

Accretion of preferred dividends and discount	–	(35,963)	(18,253)	(71,724)
Net income (loss) attributable to common stockholders	$523,511	$183,122	$(238,820)	$(630,847)

Net income (loss) per common share:
Net income (loss) attributable to common stockholders per common share– basic	$0.00	$0.00	$(0.00)	$(0.01)
Net income (loss) attributable to common stockholders per common share - diluted	$0.00	$0.00	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding – basic	125,035,612	125,035,612	125,035,612	125,035,612
Weighted Average Common Shares Outstanding -diluted	127,613,594	127,412,878	125,035,612	125,035,612

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS FROM JANUARY 1, 2015 THROUGH JUNE 30, 2015

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2015	–	$–	55	$372,030	125,035,612	$125,035	$125,908,476	$(121,906,017)	$4,499,524

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	7,593	–	7,593

Accretion of redeemable preferred stock dividends	–	18,454	–	10,921	–	–	(47,628)	–	(18,253)

Reclassification from temporary equity to permanent equity	185	1,322,112	–	–	–	–	–	–	1,322,112

Net loss	–	–	–	–	–	–	–	(220,567)	(220,567)

Balance at June 30, 2015	185	$1,340,566	55	$382,951	125,035,612	$125,035	$125,868,441	$(122,126,584)	$5,590,409

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(220,567)	$(559,123)

Adjustments to reconcile net loss from operations to net cash (used in) provided by operating activities:
Stock-based compensation expense	7,593	6,641
Amortization of deferred financing costs	9,474	–
Depreciation	17,181	15,346
Amortization	120,840	120,840
Provision for doubtful accounts, net of recoveries	6,254	5,787
Deferred income taxes	102,624	102,624

Changes in assets and liabilities:
Accounts receivable	(663,321)	159,821
Inventories	90,125	68,573
Prepaid expenses and other current assets	(51,637)	57,339
Deposits and other long term assets	238	–
Accounts payable	38,357	151,228
Accrued liabilities and expenses	137,716	(329,824)
Deferred revenue	45,890	177,197
Customer deposits	(141,719)	464,463
Deferred lease liability	(7,121)	17,197
Net Cash (Used In) Provided By Operating Activities	(508,073)	458,109

Cash Flows From Investing Activities:
Purchase of property and equipment	(6,345)	(120,667)
Change in restricted cash	(550)	319,000
Net Cash (Used In) Provided By Investing Activities	(6,895)	198,333

Cash Flows From Financing Activities:
Payments on notes payable	(158,109)	(131,255)
Net proceeds from line of credit	406,652	–
Net Cash Provided By (Used In) Financing Activities	248,543	(131,255)

Net (decrease) increase in cash and cash equivalents	(266,425)	525,187
Cash and cash equivalents at the beginning of the period	1,128,072	572,672
Cash and cash equivalents at the end of the period	$861,647	$1,097,859

See accompanying notes to the unaudited condensed consolidated financial statements

6

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$37,719	$19,297
Non-cash transactions:
Accretion of discount on redeemable preferred stock	$–	$49,056
Accretion of dividends on redeemable preferred stock	47,628	47,628

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2014 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

Business and Basis of Presentation

Telkonet, Inc., formed in 1999 and incorporated under the laws of the State of Utah, is made up of two synergistic business divisions, EcoSmart Energy Management Technology and EthoStream High Speed Internet Access (HSIA) Network.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc., and EthoStream, LLC (“Ethostream”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company reported a net loss of $220,567 for the six months ended June 30, 2015 and has an accumulated deficit of $122,126,584 and total current liabilities in excess of current assets of $484,065 as of June 30, 2015.

The Company’s ability to continue as a going concern is subject to its ability to consistently generate a profit and positive operating cash flows and/or obtain necessary funding from outside sources, including by the sale of securities or assets, or obtaining loans from financial institutions, where possible.  The Company may also experience net operating losses in the future and the uncertainty regarding contingent liabilities cast doubt on its ability to satisfy such liabilities and the Company cannot make any representations for fiscal 2015 and beyond. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Anticipated cash flows from operations may be insufficient to satisfy the Company’s ongoing capital requirements for at least the next 12 months. On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%. The Credit Facility matures on September 30, 2016, unless earlier accelerated under the terms of the Loan Agreement. At March 31, 2015, the Company was in violation of a financial performance covenant and Heritage Bank granted a waiver of that violation. Heritage Bank, by waiving the violation, was not surrendering any of their rights as granted to them in the Loan Agreement. As of June 30, 2015 the Company was in compliance with all financial performance covenants. The outstanding balance was $1,034,856 on the Credit Facility as of June 30, 2015 and the remaining available borrowing capacity was approximately $150,000 at June 30, 2015.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Restricted Cash on Deposit

During 2014, the Company was awarded a contract with a bonding requirement. The Company satisfied this requirement during the year ended December 31, 2014 with cash collateral supported by an irrevocable standby letter of credit in the amount of $63,000. The Company continues to execute contracts with bonding requirements and maintains this cash collateral on deposit for current and future projects. The amount is presented as restricted cash on deposit on the condensed consolidated balance sheet as of June 30, 2015 and December 31, 2014. The outstanding balance as of June 30, 2015 and December 31, 2014 was $63,550 and $63,000, respectively.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding of common stock.  Diluted income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. As a result of the losses for the six months ended June 30, 2015 and 2014, there were 9,745,758 and 11,295,139 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

Use of Estimates

The preparation of financial statements in conformity with United States of America (U.S.) generally accepted accounting principles (GAAP) requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for items and matters such as revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, depreciation and amortization, long-lived and intangible asset valuations, impairment assessments, taxes and related valuation allowance, income tax provisions, stock-based compensation, and contingencies. The Company believes that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. Actual results may differ from those estimates.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with ASC 605-10, “Revenue Recognition” and ASC 605-10-S99 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Multiple-Element Arrangements (“MEAs”): The Company accounts for contracts that have both product and installation under the MEAs guidance in ASC 605-25. Arrangements under such contracts may include multiple deliverables, a combination of equipment and services.  The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in the Company’s control.  Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists and on estimated selling price (“ESP”) if neither VSOE or TPE exist.

•	VSOE – In most instances, products are sold separately in stand-alone arrangements. Services are also sold separately through renewals of contracts with varying periods. The Company determines VSOE based on pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

•	TPE – If the Company cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, the Company uses third-party evidence of selling price. The Company determines TPE based on sales of comparable amount of similar product or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

•	ESP – The estimated selling price represents the price at which the Company would sell a product or service if it were sold on a stand-alone basis. When neither VSOE nor TPE exists for all elements, the Company determines ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on the Company’s pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

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

The Company provides call center support services to properties installed by the Company and also to properties installed by other providers. In addition, the Company provides the property with the portal to access the Internet. The Company receives monthly service fees from such properties for its services and Internet access. The Company recognizes the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts.  The Company reports such revenues as recurring revenues.

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the six months ended June 30, 2015 and the year ended December 31, 2014, the Company experienced returns of approximately 1% to 3% of materials included in the cost of sales. As of June 30, 2015 and December 31, 2014, the Company recorded warranty liabilities in the amount of $57,511 and $44,288, respectively, using this experience factor range.

Product warranties for the six months ended June 30, 2015 and the year ended December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Beginning balance	$44,288	$77,943
Warranty claims incurred	(25,741)	(45,710)
Provision charged to expense	38,964	12,055
Ending balance	$57,511	$44,288

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 square feet of commercial office space in Germantown, Maryland. Because the Company no longer has access to this subleased space, the Company recorded a charge of $59,937 in accrued liabilities and expenses related to this abandonment during 2011. On June 27, 2012 the subtenant exercised the option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015 and the Company recorded an additional charge of $132,174. The remaining liability at June 30, 2015 was $22,479 and at December 31, 2014 was $46,673.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which they will adopt the standard in 2018.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and thereafter. Early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2014-15 on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. In June 2015, at the Emerging Issues Task Force meeting, the FASB clarified that ASU 2015-03 does not address debt issuance costs related to revolving credit debt arrangements. In connection therewith, at the June 2015 meeting, the SEC staff announced that it would not object to the presentation of issuance costs related to revolving debt arrangements as an asset that is amortized over the term of the arrangement. Currently, the Company presents deferred financing costs related to its revolving credit facility as an asset in the consolidated balance sheets. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015. The Company does not believe this guidance will have a material impact on the Company’s future statement of operations, financial position or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330). This ASU requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2015-11 on its consolidated financial statements.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at June 30, 2015 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(2,003,903)	$–	$896,097	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(2,003,903)	–	896,097
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Total Goodwill	8,796,430	–	(3,000,000)	5,796,430
Total	$11,696,430	$(2,003,903)	$(3,000,000)	$6,692,527

Total identifiable intangible assets acquired and their carrying values at December 31, 2014 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,883,063)	$–	$1,016,937	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,883,063)	–	1,016,937
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Goodwill – SSI	5,874,016	–	(5,874,016)	-
Total Goodwill	14,670,446	–	(8,874,016)	5,796,430
Total	$17,570,446	$(1,883,063)	$(8,874,016)	$6,813,367

Total amortization expense charged to operations for each of the three and six months ended June 30, 2015 and 2014 was $60,420 and $120,840.

Estimated future amortization expense as of June 30, 2015 is as follows:

Remainder of 2015	$120,840
2016	241,680
2017	241,680
2018	241,680
2019	50,217
Total	$896,097

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $14,670,446 as a result of the acquisitions of EthoStream and Smart Systems International (“SSI”) during the year ended December 31, 2007. The Company evaluates goodwill for impairment based on the fair value of the reporting units to which this goodwill relates at least once a year. The Company utilizes a discounted cash flow valuation methodology (income approach) to determine the fair value of the reporting unit. Since acquisition, the Company has written off $3,000,000 and $5,874,016 of goodwill for Ethostream and SSI, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Accounts receivable	$2,147,706	$1,497,295
Allowance for doubtful accounts	(30,217)	(36,873)
Accounts receivable, net	$2,117,489	$1,460,422

NOTE E – INVENTORIES

Components of inventories as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Product purchased for resale	$1,094,475	$1,220,600
Reserve for obsolescence	(157,350)	(193,350)
Inventory, net	$937,125	$1,027,250

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Accrued liabilities and expenses	$392,930	$342,841
Accrued payroll and payroll taxes	419,198	345,589
Accrued sales taxes, penalties, and interest	357,271	353,260
Accrued interest	831	4,047
Product warranties	57,511	44,288
Total accrued liabilities and expenses	$1,227,741	$1,090,025

NOTE G – DEBT

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement was secured by substantially all of the Company’s assets. On September 24, 2014, the Department signed a subordination agreement of all the Company’s security interests. The proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of June 30, 2015 and December 31, 2014 were $78,356 and $103,979, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. The Note contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Amounts earned under the earn-out provisions were applied against the Note on June 30, 2012 and June 30, 2013.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. During the six months ended June 30, 2015, the Company made additional payments of $20,000 in aggregate beyond the required monthly payments of principal and interest. The outstanding principal balance of the Note as of June 30, 2015 and December 31, 2014 was $157,487 and $289,973, respectively.

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

On September 30, 2014, the Company and its wholly owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at June 30, 2015 and December 31, 2014. The Credit Facility matures on September 30, 2016, unless earlier accelerated under the terms of the Loan Agreement. On October 9, 2014, as part of the Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021.

The Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Loan Agreement may be terminated. The Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of March 31, 2015, the Company was in violation of a financial performance covenant and Heritage Bank granted a waiver of that violation. Heritage Bank, by waiving the violation, was not surrendering any of their rights as granted to them in the Loan Agreement. As of June 30, 2015, the Company was in compliance with all financial covenants. The outstanding balance on the Credit Facility was $1,034,856 and $628,204 at June 30, 2015 and December 31, 2014 leaving an available borrowing base of approximately $150,000 and $241,000 at June 30, 2015 and December 31, 2014, respectively.

Aggregate annual future maturities of the Company’s debt as of June 30, 2015 are as follows:

Years ended December 31,	Amount
2015 (remainder of)	$142,606
2016	93,237
235,843
Less: Current portion	(209,507)
Notes payable long term	$26,336

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE H – REDEEMABLE PREFERRED STOCK

Series A

The Company has designated 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A is convertible, at the option of the holder thereof, at any time, into shares of Common Stock at an initial conversion price of $0.363 per share.  In the event of a change of control (as defined in the purchase agreement with respect to the Series A), or at the holder’s option, on November 19, 2014 and for a period of 180 days thereafter, provided that at least 50% of the shares of Series A issued on the Series A Original Issue Date remain outstanding as of November 19, 2014, and the holders of at least a majority of the then outstanding shares of Series A provide written notice requesting redemption of all shares of Series A, the Company was required to redeem the Series A for the purchase price of $5,000 per share, plus any accrued but unpaid dividends. By way of the redemption option available to holders of the Company’s Series A shares having expired on May 18, 2015 with no Series A holders requesting redemption of their shares, the redemption feature at the option of the holders was eliminated, thereby, resulting in the reclassification of $1,322,112 from temporary equity, which was classified as “redeemable preferred stock” in the Company’s condensed consolidated balance sheets, to permanent equity during the three months ended June 30, 2015.

On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share.  The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares.  On November 19, 2014 and for a period of 180 days thereafter, the Series A were redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and including accumulated dividends, had been classified as redeemable preferred stock on the condensed consolidated balance sheets. The redemption feature at the option of the holders expired, thereby, resulting in the reclassification of $1,340,566 from temporary equity, which was classified as “redeemable preferred stock” in the Company’s condensed consolidated balance sheets, to permanent equity during the period ended June 30, 2015.

A portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $287,106 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $70,922 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model were as follows:  (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) fair value of Telkonet common stock of $0.24 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $358,028, were recorded as a discount and deducted from the face value of the preferred stock. The discount was amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings) and an increase to the net income (loss) attributable to common stockholders.

The charge to additional paid in capital for amortization of Series A discount and costs for the three and six months ended June 30, 2014 was $17,508 and $35,016, respectively.

For the three and six months ended June 30, 2015 and 2014, the Company has accrued dividends for Series A in the amount of $18,454 and $36,707, and cumulative accrued dividends of $415,566 and $341,539, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and an increase to the net income (loss) attributable to common stockholders and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

Series B

The Company has designated 538 shares of preferred stock as Series B Preferred Stock (“Series B”). Each share of Series B is convertible, at the option of the holder thereof, at any time, into shares of Common Stock at an initial conversion price of $0.13 per share.  As a result of the Series B conversions during the year ended December 31, 2013, the outstanding Series B shares will not become redeemable at the option of the holders. The Series B accrues dividends at an annual rate of 8% of the original purchase price, payable only when, as, and if declared by the Board of Directors.

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

JUNE 30, 2015

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

The charge to additional paid in capital for amortization of Series B discount and costs for the three and six months ended June 30, 2014 was $7,020 and $14,040, respectively.

For the three and six months ended June 30, 2015 and 2014, the Company has accrued dividends for Series B in the amount of $5,490 and $5,490 and $10,921 and $10,920, respectively, and cumulative accrued dividends of $107,951 and $85,925 as of June 30 2015 and 2014, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company.  Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $382,951 and second, Series A with a preference value of $1,340,566. Both series of preferred stock are equal in their dividend preference over common stock.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. At both June 30, 2015 and December 31, 2014, there were 185 shares of Series A and 55 shares of Series B outstanding.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of both June 30, 2015 and December 31, 2014 the Company had 125,035,612 common shares issued and outstanding.

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

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	175,000	2.32	$0.14	175,000	$0.14
$0.16 - $0.99	1,520,225	7.43	0.18	1,280,225	0.18
$1.00 - $5.60	135,000	1.02	3.29	135,000	3.29
	1,830,225	6.47	$0.41	1,590,225	$0.44

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2014	1,735,225	$0.43
Granted	200,000	0.19
Exercised	–	–
Cancelled or expired	(5,000)	3.50
Outstanding at December 31, 2014	1,930,225	$0.40
Granted	–	–
Exercised	–	–
Cancelled or expired	(100,000)	0.19
Outstanding at June 30, 2015	1,830,225	$0.40

The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures. The Company estimates the volatility of the Company’s common stock based on the calculated historical volatility of the Company’s own common stock using the trailing 24 months of share price data prior to the date of the award. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. The Company has not paid any cash dividends on the Company’s common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation for those awards that are expected to vest. In accordance with ASC 718-10, the Company adjusts share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.

There were no options granted and no options exercised during the six months ended June 30, 2015 and 2014, respectively. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 was $3,390 and $4,617 and $7,593 and $6,641, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	7,230,778	0.62	$0.13	7,230,778	$0.13
0.18	50,000	2.41	0.18	50,000	$0.18
0.20	250,000	6.28	0.20	250,000	0.20
3.00	384,755	0.33	3.00	384,755	3.00
	7,915,533	0.79	$0.27	7,915,533	$0.27

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2014	9,359,914	$0.32
Issued	300,000	0.20
Exercised	–	–
Canceled or expired	(1,744,381)	0.51
Outstanding at December 31, 2014	7,915,533	0.27
Issued	–	–
Exercised	–	–
Canceled or expired	–	–
Outstanding at June 30, 2015	7,915,533	$0.27

There were no warrants granted, exercised, cancelled or forfeited during the six months ended June 30, 2015 and 2014.

NOTE K – RELATED PARTY TRANSACTIONS

On July 17, 2014, Messrs. Davis and Tienor each signed a General Indemnity Agreement pledging personal property on behalf of the Company for a customer contract that required bonding. The Company agreed to compensate each in the amount of $9,000, grossed up to accommodate their 2014 federal income tax liability associated with the payments.

On May 18 and June 4, 2015, Messrs. Davis and Tienor each signed a General Indemnity Agreement pledging personal property on behalf of the Company for another customer contract that required bonding. The Company agreed to compensate each in the amount of $3,000, grossed up to accommodate their 2015 federal income tax liability associated with the payments. The amounts owed to Messrs. Davis and Tienor as of June 30, 2015 and December 31, 2014, were $7,994 and $24,090 recorded in accounts payable and accrued expense on the accompanying condensed consolidated balance sheets.

From time to time the Company may receive advances from certain of its officers in the form of salary deferment, cash advances to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.  As of June 30, 2015 and December 31, 2014, there were no such arrangements.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Commitments for minimum rentals under non-cancelable leases at June 30, 2015 are as follows:

2015 (remainder of)	$251,099
2016	245,274
2017	251,740
2018	258,381
2019	265,305
2020 and thereafter	156,877
Total	$1,428,676

Expected rent payments to be received under the sublease agreement as of June 30, 2015 are $70,317 for the year ended December 31, 2015.

Rental expenses charged to operations for the three and six months ended June 30, 2015 and 2014 were $163,990 and $154,576, and $326,202 and $310,151, respectively. Rental income received for the three and six months ended June 30, 2015 and 2014 was $34,301 and $33,925, and $68,602 and $67,227, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure.  Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $357,000 and $353,000 accrued as of June 30, 2015 and December 31, 2014, respectively.

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

JUNE 30, 2015

(UNAUDITED)

Prior to 2015, the Company successfully executed and paid in full VDAs in thirty one states totaling approximately $695,000 and is current with the subsequent filing requirements.

During the six months ended June 30, 2015, the Company executed one VDA totaling approximately $25,000. The Company is currently in negotiations with three states.

The following table sets forth the change in the sales tax accrual as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Balance, beginning of year	$353,260	$1,080,482
Sales tax collected	208,883	426,599
Provisions	–	(599,295)
Interest and penalties	–	–
Payments	(204,872)	(554,526)
Balance, end of period	$357,271	$353,260

NOTE M – BUSINESS CONCENTRATION

For the six months ended June 30, 2015 and 2014, no single customer represented 10% or more of total net revenues. As of June 30, 2015, one customer accounted for 17% of the Company’s net accounts receivable.

Purchases from two major suppliers approximated $1,713,000, or 85%, of purchases, and $1,767,000, or 75%, of purchases, for the six months ended June 30, 2015 and 2014, respectively. Total due to these suppliers, net of deposits, was approximately $748,000 as of June 30, 2015, and $750,000 as of December 31, 2014.

NOTE N – SUBSEQUENT EVENT

Between July 1, 2015 and August 6, 2015, twenty six (26) Series B warrants were exercised for 2,019,236 shares of the Company’s common stock at an exercise price of $0.13 per share; resulting in gross proceeds to the Company of approximately $263,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three and six months ended June 30, 2015, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2014, filed March 31, 2015.

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

The Company’s direct sales efforts target the hospitality, education, commercial, utility and government/military markets.  Taking advantage of legislation, including the Energy Independence and Security Act of 2007, or EISA, the Energy Policy Act of 2005, and the American Recovery and Reinvestment Act the Company’s focused its sales efforts in areas with available public funding and incentives, such as rebate programs offered by utilities for efficiency upgrades.  Through the Company’s proprietary platform, technology and partnerships with energy efficiency providers, the Company’s management intends to position the Company as a leading provider of energy management solutions.

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for the remainder of 2015 and future periods.  These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable.  However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.  Factors that could cause or contribute to such differences include those risks affecting the Company’s business as described in the Company’s filings with the SEC, including the current reports on Form 8-K, which factors are incorporated herein by reference.  The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates significant estimates used in preparing its condensed consolidated financial statements including those related to revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, depreciation and amortization, long-lived and intangible asset valuations, impairment assessments, taxes and related valuation allowance, income tax provisions, stock-based compensation, and contingencies. The Company bases its estimates on historical experience, underlying run rates and various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with ASC 605-10, “Revenue Recognition” and ASC 605-10-S99 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Multiple-Element Arrangements (“MEAs”): The Company accounts for contracts that have both product and installation under the MEAs guidance in ASC 605-25. Arrangements under such contracts may include multiple deliverables, a combination of equipment and services.  The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in the Company’s control.  Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists and on estimated selling price (“ESP”) if neither VSOE or TPE exist.

•	VSOE – In most instances, products are sold separately in stand-alone arrangements. Services are also sold separately through renewals of contracts with varying periods. The Company determines VSOE based on pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

•	TPE – If the Company cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, the Company uses third-party evidence of selling price. The Company determines TPE based on sales of comparable amount of similar product or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

•	ESP – The estimated selling price represents the price at which the Company would sell a product or service if it were sold on a stand-alone basis. When neither VSOE nor TPE exists for all elements, the Company determines ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on the Company’s pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

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

The Company provides call center support services to properties installed by the Company and also to properties installed by other providers. In addition, the Company provides the property with the portal to access the Internet. The Company receives monthly service fees from such properties for its services and Internet access. The Company recognizes the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts.  The Company reports such revenues as recurring revenues.

Total revenues do not include sales tax as the Company is a pass through conduit for collection and remitting sales tax.

New Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “New Accounting Pronouncements” in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

EBITDA

The Company defines EBITDA as net income (loss), excluding income tax expense (benefit), interest expense, interest income, and depreciation and amortization expense. Management believes that certain non-GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization and other non-operating income and expenses (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Management believes that adjusted EBITDA provides insight into the Company’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace the Company’s GAAP financial results.

RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income (loss)	$523,511	$219,085	$(220,567)	$(559,123)
Interest expense, net	14,449	7,610	34,503	18,724
Provision for income taxes	51,337	51,312	103,524	102,624
Depreciation and amortization expense	68,719	69,525	138,021	136,186
EBITDA	658,016	347,532	55,481	(301,589)
Adjustments:
Stock-based compensation expense	3,390	4,617	7,593	6,641
Adjusted EBITDA	$661,406	$352,149	$63,074	$(294,948)

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	June 30, 2015		June 30, 2014		Variance

Product	$3,734,395	79%	$3,419,956	79%	$314,439	9%
Recurring	1,021,079	21%	933,392	21%	87,687	9%
Total	$4,755,474	100%	$4,353,348	100%	$402,126	9%

	Six Months Ended
	June 30, 2015		June 30, 2014		Variance

Product	$5,309,762	72%	$5,129,600	73%	$180,162	4%
Recurring	2,020,258	28%	1,856,365	27%	163,893	9%
Total	$7,330,020	100%	$6,985,965	100%	$344,055	5%

Product Revenue

Product revenue principally arises from the sale and installation of EcoSmart energy management platform, SmartGrid and High Speed Internet Access equipment. The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products switches, outlets and a control platform. The HSIA product suite consists of gateway servers, switches and access points. The Company markets and sells to the hospitality, education, healthcare and government/military markets.

For the three and six months ended June 30, 2015, product revenue increased by 9% and 4% respectively, when compared to the prior year periods. Product revenue in 2015 includes approximately $3.1 million attributed to the sale and installation of the Company’s EcoSmart Platform products, and approximately $2.2 million for the sale and installation of HSIA products. For the six month comparison, the variance in product revenue can be attributed to a $0.4 million increase in EcoSmart installations offset by a $0.2 million decrease in HSIA installations. The Company’s commitment to access distribution channels through resellers and value added distribution partners is gaining momentum. Product revenue derived from channel partners increased $0.7 million and $0.2 million for the three and six months ended June 30, 2015 compared to the prior year periods, respectively.

Recurring Revenue

Recurring revenue is primarily attributed to recurring services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. The recurring revenue consists primarily of HSIA support services, and Telkonet’s EcoCare service and support program. Advertising revenue, which is less than 1% of the Company’s support revenue, is based on impression-based statistics for a given period from customer site visits to the Company’s login portal page under the terms of advertising agreements entered into with third-parties. A component of the Company’s recurring revenue is derived from fees, less payback costs, associated with less than 1% of its hospitality customers who do not internally manage guest-related, internet transactions.

Recurring revenue includes approximately 2,300 hotels in the Company’s broadband network portfolio.  The Company currently supports approximately 234,000 HSIA rooms with approximately 8.0 million monthly users. For the three and six months ended June 30, 2015, recurring revenue increased by 9% when compared to the prior year periods. For the six month comparison, the variance in recurring revenue was partially attributed to a $0.07 million increase associated with the rollout of the Company’s EcoCare service and support program for the EcoSmart Suite of products. Support revenue from the Company’s HSIA support services added approximately $0.09 million compared to the prior year.

Cost of Sales

	Three Months Ended
	June 30, 2015		June 30, 2014		Variance

Product	$1,682,593	45%	$1,978,291	58%	$(295,698)	-15%
Recurring	236,007	23%	263,083	28%	(27,076)	-10%
Total	$1,918,600	40%	$2,241,374	51%	$(322,774)	-14%

	Six Months Ended
	June 30, 2015		June 30, 2014		Variance

Product	$2,772,417	52%	$3,326,318	65%	$(553,901)	-17%
Recurring	474,271	23%	517,385	28%	(43,114)	-8%
Total	$3,246,688	44%	$3,843,703	55%	$(597,015)	-16%

Costs of Product Sales

Costs of product sales include equipment and installation labor related to the sale of SmartGrid and broadband networking equipment, including EcoSmart technology and Telkonet iWire. For the three and six months ended June 30, 2015, product costs decreased by 15% and 17% compared to the prior year period. For the six month comparison, the decrease included a benefit resulting from the decrease in the Company’s inventory reserve for obsolescence from December 31, 2014 to June 30, 2015 of $0.20 million compared to the change in the prior year. A $0.10 million decrease in outside contractor services was a result of a contract requiring EthoStream to use an outside contractor for an HSIA installation and Telkonet using an outside contractor for a large university installation for the six months ended June 30, 2014. The remaining decrease of $0.20 million was a result of a decrease in travel expense, parts and supplies, a broadband equipment rebate, salaries and international freight charges for inventory procurement.

Costs of Recurring Revenue

Recurring costs are comprised of support wages and telecommunication services for the Company’s Customer Service department. For the three and six months ended June 30, 2015, recurring costs decreased by 10% and 8% compared to the prior year period. The variance is attributed to the decrease in support payroll costs associated with recurring sales. The Company’s Internet Service Provider (“ISP”) fees and telecommunications costs for the Company’s support team also decreased when compared to the prior year period.

Gross Profit

	Three Months Ended
	June 30, 2015		June 30, 2014		Variance

Product	$2,051,802	55%	$1,441,665	42%	$610,137	42%
Recurring	785,072	77%	670,309	72%	114,763	17%
Total	$2,836,874	60%	$2,111,974	49%	$724,900	34%

	Six Months Ended
	June 30, 2015		June 30, 2014		Variance

Product	$2,537,345	48%	$1,803,282	35%	$734,063	41%
Recurring	1,545,987	77%	1,338,980	72%	207,007	15%
Total	$4,083,332	56%	$3,142,262	45%	$941,070	30%

Gross Profit on Product Revenue

The gross profit on product revenue for the three and six months ended June 30, 2015 increased by 42% and 41% when compared to the prior year period. The variance was the result of an increase in sales, a decrease in the Company’s inventory reserve for obsolescence, and a reduction in broadband equipment and outside service costs associated with HSIA and EcoSmart installations.

Gross Profit on Recurring Revenue

The gross profit associated with recurring revenue increased by 17% and 15% for the three and six months ended June 30, 2015 when compared to the prior year period. The variance was due mainly to an increase in revenues as well as a decrease in ISP fee and telecommunication and payroll costs for the Company’s support team.

Operating Expenses

	Three Months Ended June 30,
	2015	2014	Variance

Total	$2,247,577	$1,833,967	$413,610	23%

	Six Months Ended June 30,
	2015	2014	Variance

Total	$4,165,872	$3,580,037	$585,835	16%

During the three and six months ended June 30, 2015, operating expenses increased by 23% and 16% when compared to the prior year period as outlined below.

Research and Development

	Three Months Ended June 30,
	2015	2014	Variance

Total	$395,357	$318,815	$76,542	24%

	Six Months Ended June 30,
	2015	2014	Variance

Total	$754,886	$615,505	$139,381	23%

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. During the three and six months ended June 30, 2015, research and development costs increased 24% and 23% when compared to the prior year period. The majority of variance is due to an approximate $0.10 million increase in expenditures for salaries and recruiting and a $0.04 million increase to expenses for the Company’s new EcoTouch thermostat.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2015	2014	Variance

Total	$1,783,501	$1,445,627	$337,874	23%

	Six Months Ended June 30,
	2015	2014	Variance

Total	$3,272,965	$2,828,346	$444,619	16%

During the three and six months ended June 30, 2015, selling, general and administrative expenses increased over the prior year period by 23% and 16%, respectively.  For the six month comparison, the variance is partially the result of increased expenditures for marketing and project management salaries and benefits of approximately $0.2 million. The Company added a Director of Sales and Marketing, two Channel Account Managers and an Account Executive for direct sales. Prior to and including the period ended June 30, 2014, twenty seven VDA’s were settled with states for amounts that were less than the Company had accrued resulting in a benefit of approximately $0.12 million being recognized during the six months ended June 30, 2014 with no similar benefit recognized during the six months ended June 30, 2015. Increased expenses associated with the Company’s bonus plan of approximately $0.05 million, tradeshow expenses of approximately $0.05 million, and director fees of approximately $0.02 million also contributed to the increase for the six months ended June 30, 2015.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private and public offerings of the Company’s equity securities, the issuance of various debt instruments and asset based lending, and cash generated from operations.

Working Capital

Working capital decreased by $63,959 during the six months ended June 30, 2015 from working capital deficit (current liabilities in excess of current assets) of $420,106 at December 31, 2014 to a working capital deficit of $484,065 at June 30, 2015.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement was secured by substantially all of the Company’s assets. On September 24, 2014, the Department signed a subordination agreement of all the Company’s security interests. The proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of June 30, 2015 and December 31, 2014 were $78,356 and $103,979, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”). Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. The Note contains certain earn-out provisions that encompass both the Company’s and Purchaser’s revenue volumes.  Amounts earned under the earn-out provisions were applied against the Note on June 30, 2012 and June 30, 2013.  Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding principal balance of the Note as of June 30, 2015 and December 31, 2014 was $157,487 and $289,973, respectively.

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

On September 30, 2014, the Company and its wholly owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at June 30, 2015 and December 31, 2014. The Credit Facility matures on September 30, 2016, unless earlier accelerated under the terms of the Loan Agreement. On October 9, 2014, as part of the Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021.

The Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Loan Agreement may be terminated. The Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of March 31, 2015, the Company was in violation of a financial performance covenant and Heritage Bank granted a waiver of that violation. Heritage Bank, by waiving the violation, was not surrendering any of their rights as granted to them in the Loan Agreement. As of June 30, 2015, the Company was in compliance with all financial covenants. The outstanding balance on the Credit Facility was $1,034,856 and $628,204 at June 30, 2015 and December 31, 2014 leaving an available borrowing base of approximately $150,000 and $241,000 at June 30, 2015 and December 31, 2014, respectively.

Cash Flow Analysis

Cash used in continuing operations was $508,073 and cash provided by continuing operations was $458,109 during the six months ended June 30, 2015 and 2014, respectively. A change in accounts receivable of approximately $663,000 due to the increase in sales is the primary driver for the change in cash flows from operating activities between the two periods. As of June 30, 2015, the Company’s primary capital needs included business strategy execution, inventory procurement and managing current liabilities.

Cash used in investing activities was $6,895 and cash provided by investing activities was $198,333 during the six months ended June 30, 2015 and 2014, respectively. During the year ended December 31, 2012, the Company was awarded a contract with a bonding requirement. During the three months ended March 31, 2013, the Company satisfied this requirement with cash collateral supported by an irrevocable standby letter of credit in the amount of $382,000. In March 2014, the Company satisfied all obligations related to the bonding requirement and the cash of $319,000 was released. During the six months ended June 30, 2014, the Company purchased approximately $120,667 of furniture and fixtures to furnish its new corporate office located in Waukesha, Wisconsin. These assets will be depreciated over their respective estimated useful lives. During the six months ended June 30, 2015, the Company purchased approximately $6,345 in computer equipment.

Cash provided by financing activities was $248,543 and cash used in financing activities was $131,255 during the six months ended June 30, 2015 and 2014, respectively. The Company paid down principal on notes payable of $158,109 and borrowed $406,652 on the line of credit during the six months ended June 30, 2015. During the six months ended June 30, 2015, the Company made additional principal payments of $20,000 in aggregate beyond the required monthly payments of principal and interest. The Company paid down principal on notes payable of $131,255 during the six months ended June 30, 2014.

The Company’s independent registered public accountants report on its consolidated financial statements for the year ended December 31, 2014 includes an explanatory paragraph relating to the Company’s ability to continue as a going concern. The Company has incurred operating losses in past years and is dependent upon management’s ability to develop profitable operations and/or obtain necessary funding from outside sources, including by the sale of securities, or obtaining loans from financial institutions, where possible. These factors, among others, raise doubt about the Company’s ability to continue as a going concern and may also affect its ability to obtain financing in the future.

Management expects working capital management will continue to be a high priority for 2015.

The Company continues to manage its sales and use tax liability by establishing voluntary disclosure agreements (VDAs) with the applicable states, which establishes a maximum look-back period and payment arrangements.  However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $200,000, not including any applicable interest and penalties.

Prior to 2015, the Company successfully executed and paid in full VDAs in thirty one states totaling approximately $695,000 and is current with the subsequent filing requirements.

During the six months ended June 30, 2015, the Company executed one VDA totaling approximately $25,000. The Company is currently in negotiations with three states.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements.

Acquisition or Disposition of Property and Equipment

The Company does not anticipate any significant purchases of property or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

The Company presently leases two commercial office spaces in Germantown, Maryland totaling, in the aggregate, 16,400 square feet.  Both leases expire in December 2015.  On July 15, 2011, Telkonet executed a sublease agreement for 11,626 square feet of its space located in Germantown, Maryland.  On June 27, 2012 the subtenant exercised its option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015.

Item 4. Controls and Procedures.

As of June 30, 2015, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Due to the lack of a segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

During the six months ended June 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Telkonet, Inc. Registrant

Date: August 13, 2015	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: August 13, 2015	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

