Form 10-Q
period 2015-09-30
TELKONET INC
filed 2015-11-12
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 31, 2015 is 127,054,848.

TELKONET, INC.

FORM 10-Q for the Nine Months Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,095,703	$1,128,072
Restricted cash on deposit	31,267	63,000
Accounts receivable, net	2,383,005	1,460,422
Inventories, net	898,354	1,027,250
Prepaid expenses and other current assets	276,628	95,282
Total current assets	4,684,957	3,774,026

Property and equipment, net	113,840	131,750

Other assets:
Goodwill	5,796,430	5,796,430
Intangible assets, net	835,677	1,016,937
Deposits	34,000	34,238
Deferred financing costs, net	19,371	33,582
Total other assets	6,685,478	6,881,187

Total Assets	$11,484,275	$10,786,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,810,552	$1,680,692
Accrued liabilities and expenses	1,276,261	1,090,025
Notes payable – current	151,848	279,740
Line of credit	961,771	628,204
Deferred revenues	150,596	120,754
Customer deposits	179,534	394,717
Total current liabilities	4,530,562	4,194,132

Long-term liabilities:
Deferred lease liability	126,236	140,575
Notes payable – long term	13,161	114,212
Deferred income taxes	688,597	534,661
Total long-term liabilities	827,994	789,448

Redeemable preferred stock:
15,000,000 shares authorized, par value $.001 per share
Series A; 215 shares issued, 185 shares outstanding at December 31, 2014, preference in liquidation of $1,303,859 as of December 31, 2014	–	1,303,859
Total redeemable preferred stock	–	1,303,859

Commitments and contingencies

Stockholders’ Equity
Series A, par value $.001 per share; 215 shares issued, 185 shares outstanding at September 30, 2015, preference in liquidation of $1,359,226 as of September 30, 2015	1,340,566	–
Series B, par value $.001 per share; 538 shares issued, 55 shares outstanding at September 30, 2015 and December 31, 2014, preference in liquidation of $388,503 and $372,030 as of September 30, 2015 and December 31, 2014, respectively	382,951	372,030
Common stock, par value $.001 per share; 190,000,000 shares authorized; 127,054,848 shares issued and outstanding at September 30, 2015 and 125,035,612 issued and outstanding at December 31, 2014	127,054	125,035
Additional paid-in-capital	126,132,312	125,908,476
Accumulated deficit	(121,857,164)	(121,906,017)
Total stockholders’ equity	6,125,719	4,499,524

Total Liabilities and Stockholders’ Equity	$11,484,275	$10,786,963

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues, net:
Product	$2,979,834	$3,122,164	$8,289,596	$8,251,764
Recurring	1,077,586	960,509	3,097,844	2,816,874
Total Net Revenue	4,057,420	4,082,673	11,387,440	11,068,638

Cost of Sales:
Product	1,513,727	1,674,172	4,286,144	5,000,490
Recurring	253,394	266,136	727,665	783,521
Total Cost of Sales	1,767,121	1,940,308	5,013,809	5,784,011

Gross Profit	2,290,299	2,142,365	6,373,631	5,284,627

Operating Expenses:
Research and development	373,710	347,344	1,128,596	962,849
Selling, general and administrative	1,512,080	1,267,968	4,785,045	4,096,314
Depreciation and amortization	67,494	69,525	205,515	205,711
Total Operating Expenses	1,953,284	1,684,837	6,119,156	5,264,874

Income from Operations	337,015	457,528	254,475	19,753

Other Income (Expenses):
Interest income (expense), net	(16,283)	(6,072)	(50,786)	(24,796)
Total Other Income (Expense)	(16,283)	(6,072)	(50,786)	(24,796)

Income (Loss) Before Provision for Income Taxes	320,732	451,456	203,689	(5,043)

Provision for Income Taxes	51,312	68,706	154,836	171,330
Net Income (Loss)	269,420	382,750	48,853	(176,373)

Accretion of preferred dividends and discount	–	(36,166)	(18,253)	(107,890)
Net income (loss) attributable to common stockholders	$269,420	$346,584	$30,600	$(284,263)

Net income (loss) per common share:
Net income (loss) attributable to common stockholders per common share– basic	$0.00	$0.00	$0.00	$(0.00)
Net income (loss) attributable to common stockholders per common share – diluted	$0.00	$0.00	$0.00	$(0.00)

Weighted Average Common Shares Outstanding – basic	126,411,243	125,035,612	125,499,195	125,035,612
Weighted Average Common Shares Outstanding – diluted	128,929,552	126,814,401	125,539,532	125,035,612

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS FROM JANUARY 1, 2015 THROUGH SEPTEMBER 30, 2015

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2015	–	$–	55	$372,030	125,035,612	$125,035	$125,908,476	$(121,906,017)	$4,499,524

Shares issued to preferred stockholders for warrants exercised at $0.13 per share	–	–	–	–	2,019,236	2,019	260,481	–	262,500

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	10,983	–	10,983

Accretion of redeemable preferred stock dividends	–	18,454	–	10,921	–	–	(47,628)	–	(18,253)

Reclassification from temporary equity to permanent equity	185	1,322,112	–	–	–	–	–	–	1,322,112

Net income	–	–	–	–	–	–	–	48,853	48,853

Balance at September 30, 2015	185	$1,340,566	55	$382,951	127,054,848	$127,054	$126,132,312	$(121,857,164)	$6,125,719

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$48,853	$(176,373)
Adjustments to reconcile net income (loss) from operations to net cash (used in) provided by operating activities:
Stock-based compensation expense	10,983	10,843
Amortization of deferred financing costs	14,211	–
Depreciation	24,255	24,451
Amortization	181,260	181,260
Provision for doubtful accounts, net of recoveries	583	(92,929)
Deferred income taxes	153,936	153,936

Changes in assets and liabilities:
Accounts receivable	(923,166)	402,631
Inventories	128,896	(19,588)
Prepaid expenses and other current assets	(181,346)	76,220
Deposits and other long term assets	238	–
Accounts payable	129,860	90,925
Accrued liabilities and expenses	186,236	(557,376)
Deferred revenue	29,842	36,667
Customer deposits	(215,183)	224,205
Deferred lease liability	(14,339)	13,426
Net Cash (Used In) Provided By Operating Activities	(424,881)	368,298

Cash Flows From Investing Activities:
Purchase of property and equipment	(6,345)	(120,667)
Change in restricted cash	31,733	319,000
Net Cash Provided By Investing Activities	25,388	198,333

Cash Flows From Financing Activities:
Payments on notes payable	(228,943)	(198,729)
Proceeds from exercise of warrants	262,500	–
Net proceeds from line of credit	333,567	–
Net Cash Provided By (Used In) Financing Activities	367,124	(198,729)

Net (decrease) increase in cash and cash equivalents	(32,369)	367,902
Cash and cash equivalents at the beginning of the period	1,128,072	572,672
Cash and cash equivalents at the end of the period	$1,095,703	$940,574

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$39,892	$25,661
Non-cash transactions:
Accretion of discount on redeemable preferred stock	$–	$73,584
Accretion of dividends on redeemable preferred stock	47,628	71,839

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2014 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company reported net income of $48,853 for the nine months ended September 30, 2015, had cash used in operating activities of $424,881, has an accumulated deficit of $121,857,164 and total current assets in excess of current liabilities of $154,395 as of September 30, 2015.

Although the Company had net income for the year ended December 31, 2014 and for the nine months ended September 30, 2015 and total current assets in excess of current liabilities of as of September 30, 2015, these results have not been achieved on a consistent basis. The Company’s ability to continue as a going concern is subject to its ability to consistently generate a profit and positive operating cash flows and/or obtain necessary funding from outside sources, including by the sale of securities or assets, or obtaining loans from financial institutions, where possible. The Company may also experience net operating losses in the future and the uncertainty regarding contingent liabilities cast doubt on its ability to satisfy such liabilities and the Company cannot make any representations for fiscal 2015 and beyond. These matters raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Anticipated cash flows from operations may be insufficient to satisfy the Company’s ongoing capital requirements for at least the next 12 months. On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%. The Credit Facility matures on September 30, 2016, unless earlier accelerated under the terms of the Loan Agreement. The outstanding balance was $961,771 on the Credit Facility as of September 30, 2015 and the remaining available borrowing capacity was approximately $447,000 at September 30, 2015. As of September 30, 2015, the Company was in compliance with all financial covenants.

Management intends to review the options for raising additional capital including, but not limited to, asset-based or equity financing, private placements, and/or disposition of assets. Management believes that with additional financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. In addition, any equity financing may be dilutive to stockholders and any additional debt financing would increase expenses and may involve restrictive covenants. There can be no assurance that the Company will be successful in obtaining additional funding. If the Company is unable to obtain additional funding or is required to raise it on undesirable terms, it may have a material adverse effect on the Company’s financial condition.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Restricted Cash on Deposit

During 2014, the Company was awarded a contract with a bonding requirement. The Company satisfied this requirement during the year ended December 31, 2014 with cash collateral supported by an irrevocable standby letter of credit in the amount of $63,000. The Company continues to execute contracts with bonding requirements and maintains this cash collateral on deposit for current and future projects. The amount is presented as restricted cash on deposit on the condensed consolidated balance sheet as of September 30, 2015 and December 31, 2014. The outstanding balance as of September 30, 2015 and December 31, 2014 was $31,267 and $63,000, respectively.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding of common stock. Diluted income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the nine months ended September 30, 2015 and 2014, there were 7,413,635 and 11,290,139 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

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

SEPTEMBER 30, 2015

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company experienced returns of approximately 1% to 2% of materials included in the cost of sales. As of September 30, 2015 and December 31, 2014, the Company recorded warranty liabilities in the amount of $81,612 and $44,288, respectively, using this experience factor range.

Product warranties for the nine months ended September 30, 2015 and the year ended December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Beginning balance	$44,288	$77,943
Warranty claims incurred	(41,876)	(45,710)
Provision charged to expense	79,200	12,055
Ending balance	$81,612	$44,288

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 square feet of commercial office space in Germantown, Maryland. Because the Company no longer has access to this subleased space, the Company recorded a charge of $59,937 in accrued liabilities and expenses related to this abandonment during 2011. On June 27, 2012 the subtenant exercised the option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015 and the Company recorded an additional charge of $132,174. The remaining liability at September 30, 2015 was $11,068 and at December 31, 2014 was $46,673.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The guidance for this standard was initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, however in August 2015 the FASB delayed the effective date of the standard for one full year. Companies will adopt the standard using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. In June 2015, at the Emerging Issues Task Force meeting, the FASB clarified that ASU 2015-03 does not address debt issuance costs related to revolving credit debt arrangements. In connection therewith, at the June 2015 meeting, the SEC staff announced that it would not object to the presentation of issuance costs related to revolving debt arrangements as an asset that is amortized over the term of the arrangement, which was codified by FASB in ASU 2015-15 in August 2015. Currently, the Company presents deferred financing costs related to its revolving credit facility as an asset in the consolidated balance sheets. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015. The Company does not believe this guidance will have a material impact on the Company’s future statement of operations, financial position or cash flows.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at September 30, 2015 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(2,064,323)	$–	$835,677	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(2,064,323)	–	835,677
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Total Goodwill	8,796,430	–	(3,000,000)	5,796,430
Total	$11,696,430	$(2,064,323)	$(3,000,000)	$6,632,107

Total identifiable intangible assets acquired and their carrying values at December 31, 2014 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,883,063)	$–	$1,016,937	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,883,063)	–	1,016,937
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Goodwill – SSI	5,874,016	–	(5,874,016)	–
Total Goodwill	14,670,446	–	(8,874,016)	5,796,430
Total	$17,570,446	$(1,883,063)	$(8,874,016)	$6,813,367

Total amortization expense charged to operations for each of the three and nine months ended September 30, 2015 and 2014 was $60,420 and $181,260. The weighted average remaining amortization period for the subscriber list is 2.98 years.

Estimated future amortization expense as of September 30, 2015 is as follows:

Remainder of 2015	$60,420
2016	241,680
2017	241,680
2018	241,680
2019	50,217
Total	$835,677

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Accounts receivable	$2,404,222	$1,497,295
Allowance for doubtful accounts	(21,217)	(36,873)
Accounts receivable, net	$2,383,005	$1,460,422

NOTE E – INVENTORIES

Components of inventories as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Product purchased for resale	$1,064,704	$1,220,600
Reserve for obsolescence	(166,350)	(193,350)
Inventory, net	$898,354	$1,027,250

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Accrued liabilities and expenses	$410,997	$342,841
Accrued payroll and payroll taxes	489,287	345,589
Accrued sales taxes, penalties, and interest	293,845	353,260
Accrued interest	520	4,047
Product warranties	81,612	44,288
Total accrued liabilities and expenses	$1,276,261	$1,090,025

NOTE G – DEBT

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”).  The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement was secured by substantially all of the Company’s assets. On September 24, 2014, the Department signed a subordination agreement of all the Company’s security interests. The proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of September 30, 2015 and December 31, 2014 were $65,448 and $103,979, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”).  Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. During the nine months ended September 30, 2015, the Company made additional payments of $20,000 in aggregate beyond the required monthly payments of principal and interest. The outstanding principal balance of the Note as of September 30, 2015 and December 31, 2014 was $99,561 and $289,973, respectively.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at September 30, 2015 and December 31, 2014. The Credit Facility matures on September 30, 2016, unless earlier accelerated under the terms of the Loan Agreement. On October 9, 2014, as part of the Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021.

The Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Loan Agreement may be terminated. The Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of September 30, 2015, the Company was in compliance with all financial covenants. The outstanding balance on the Credit Facility was $961,771 and $628,204 at September 30, 2015 and December 31, 2014 leaving an available borrowing base of approximately $447,000 and $241,000 at September 30, 2015 and December 31, 2014, respectively.

Aggregate annual future maturities of the Company’s debt as of September 30, 2015 are as follows:

Years ended December 31,	Amount
2015 (remainder of)	$71,772
2016	93,237
165,009
Less: Current portion	(151,848)
Notes payable long term	$13,161

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

NOTE H – PREFERRED STOCK

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

On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share. The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares. On November 19, 2014 and for a period of 180 days thereafter, the Series A were redeemable at the option of the holder and the carrying value of the preferred stock, net of discount and including accumulated dividends, had been classified as redeemable preferred stock on the condensed consolidated balance sheets. The redemption feature at the option of the holders expired, thereby, resulting in the reclassification from temporary equity to permanent equity during the three months ended June 30, 2015.

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

The charge to additional paid in capital for amortization of Series A discount and costs for the three and nine months ended September 30, 2014 was $17,508 and $52,524, respectively.

For the three and nine months ended September 30, 2015 and 2014, the Company has accrued dividends for Series A in the amount of zero and $18,660 and $36,707 and $55,367, and cumulative accrued dividends of $434,226 and $360,199, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and an increase to the net income (loss) attributable to common stockholders and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

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

SEPTEMBER 30, 2015

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

The charge to additional paid in capital for amortization of Series B discount and costs for the three and nine months ended September 30, 2014 was $7,020 and $21,060, respectively.

For the three and nine months ended September 30, 2015 and 2014, the Company has accrued dividends for Series B in the amount of zero and $5,552 and $10,921 and $16,472, respectively, and cumulative accrued dividends of $113,503 and $91,478 as of September 30, 2015 and 2014, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $388,503 and second, Series A with a preference value of $1,359,226. Both series of preferred stock are equal in their dividend preference over common stock.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. At both September 30, 2015 and December 31, 2014, there were 185 shares of Series A and 55 shares of Series B outstanding.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2015 and December 31, 2014 the Company had 127,054,848 and 125,035,612 common shares issued and outstanding.

During the nine months ended September 30, 2015, 2,019,236 warrants were exercised for an aggregate of 2,019,236 shares of the Company’s common stock at $0.13 per share. These warrants were originally granted to shareholders of the August 4, 2010 Series B preferred stock issuance.

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

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	175,000	2.07	$0.14	175,000	$0.14
$0.16 - $0.99	1,520,225	7.18	0.18	1,300,445	0.18
$1.00 - $3.03	80,000	1.35	2.28	80,000	2.28
	1,775,225	6.41	$0.27	1,555,445	$0.27

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2014	1,735,225	$0.43
Granted	200,000	0.19
Exercised	–	–
Cancelled or expired	(5,000)	3.50
Outstanding at December 31, 2014	1,930,225	$0.40
Granted	–	–
Exercised	–	–
Cancelled or expired	(155,000)	4.76
Outstanding at September 30, 2015	1,775,225	$0.27

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

There were no options granted and no options exercised during the nine months ended September 30, 2015 and 200,000 options granted and no options exercised during the nine months ended September 30, 2014, respectively. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 was $3,390 and $4,202 and $10,983 and $10,843, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	5,211,542	0.57	$0.13	5,211,542	$0.13
0.18	50,000	2.16	0.18	50,000	$0.18
0.20	250,000	6.02	0.20	250,000	0.20
3.00	126,868	0.57	3.00	126,868	3.00
	5,638,410	0.82	$0.20	5,638,410	$0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2014	9,359,914	$0.32
Issued	300,000	0.20
Exercised	–	–
Cancelled or expired	(1,744,381)	0.51
Outstanding at December 31, 2014	7,915,533	0.27
Issued	–	–
Exercised	(2,019,236)	0.13
Cancelled or expired	(257,887)	3.00
Outstanding at September 30, 2015	5,638,410	$0.20

There were no warrants granted, 2,019,236 warrants exercised and 257,887 cancelled or forfeited during the nine months ended September 30, 2015. There were no warrants granted, exercised, cancelled or forfeited during the nine months ended September 30, 2014.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

On July 15 and July 17, 2015, Messrs. Davis and Tienor each signed a General Indemnity Agreement pledging personal property on behalf of the Company for another customer contract that required bonding. The Company agreed to compensate each in the amount of $2,000, grossed up to accommodate their 2015 federal income tax liability associated with the payments. The amounts owed to Messrs. Davis and Tienor as of September 30, 2015 and December 31, 2014, were $11,994 and $24,090, respectively, recorded in accounts payable and accrued expense on the accompanying condensed consolidated balance sheets.

From time to time the Company may receive advances from certain of its officers in the form of salary deferment, cash advances to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of September 30, 2015 and December 31, 2014, there were no such arrangements.

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

Commitments for minimum rentals under non-cancelable leases at September 30, 2015 are as follows:

2015 (remainder of)	$125,184
2016	245,274
2017	251,740
2018	258,381
2019	265,305
2020 and thereafter	156,877
Total	$1,302,761

Expected rent payments to be received under the sublease agreement as of September 30, 2015 are $35,330 for the year ended December 31, 2015.

Rental expenses charged to operations for the three and nine months ended September 30, 2015 and 2014 were $165,367 and $165,986, and $491,569 and $476,137, respectively. Rental income received for the three and nine months ended September 30, 2015 and 2014 was $34,301 and $34,140, and $102,904 and $101,367, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure. Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $294,000 and $353,000 accrued as of September 30, 2015 and December 31, 2014, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

The Company continues to manage the liability by establishing voluntary disclosure agreements (VDAs) with the applicable states, which establishes a maximum look-back period and payment arrangements. However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $50,000, not including any applicable interest and penalties.

Prior to 2015, the Company successfully executed and paid in full VDAs in thirty one states totaling approximately $695,000 and is current with the subsequent filing requirements.

During the nine months ended September 30, 2015, the Company executed one VDA totaling approximately $25,000. The Company is currently in negotiations with two states.

The following table sets forth the change in the sales tax accrual as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Balance, beginning of year	$353,260	$1,080,482
Sales tax collected	290,787	426,599
Provisions	(50,000)	(599,295)
Payments	(300,202)	(554,526)
Balance, end of period	$293,845	$353,260

NOTE M – BUSINESS CONCENTRATION

For the nine months ended September 30, 2015 and 2014, no single customer represented 10% or more of total net revenues. As of September 30, 2015, two customers accounted for 12% and 10% of the Company’s net accounts receivable. As of December 31, 2014, one customer accounted for approximately 13% of the Company’s net accounts receivable.

Purchases from two major suppliers approximated $2,552,000, or 79%, of purchases, and $2,764,000, or 75%, of purchases, for the nine months ended September 30, 2015 and 2014, respectively. Total due to these suppliers, net of deposits, was approximately $678,000 as of September 30, 2015, and $750,000 as of December 31, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three and nine months ended September 30, 2015, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2014, filed March 31, 2015.

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

RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$269,420	$382,750	$48,853	$(176,373)
Interest expense, net	16,283	6,072	50,786	24,796
Provision for income taxes	51,312	68,706	154,836	171,330
Depreciation and amortization expense	67,494	69,525	205,515	205,711
EBITDA	404,509	527,053	459,990	225,464
Adjustments:
Stock-based compensation expense	3,390	4,202	10,983	10,843
Adjusted EBITDA	$407,899	$531,255	$470,973	$236,307

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	September 30, 2015		September 30, 2014		Variance

Product	$2,979,834	73%	$3,122,164	76%	$(142,330)	-5%
Recurring	1,077,586	27%	960,509	24%	117,077	12%
Total	$4,057,420	100%	$4,082,673	100%	$(25,253)	-1%

	Nine Months Ended
	September 30, 2015		September 30, 2014		Variance

Product	$8,289,596	73%	$8,251,764	75%	$37,832	0%
Recurring	3,097,844	27%	2,816,874	25%	280,970	10%
Total	$11,387,440	100%	$11,068,638	100%	$318,802	3%

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

For the three and nine months ended September 30, 2015, product revenue decreased by 5% and remained unchanged, respectively, when compared to the prior year periods. Product revenue in 2015 includes approximately $5.3 million attributed to the sale and installation of the Company’s EcoSmart Platform products, and approximately $3.0 million for the sale and installation of HSIA products. For the nine month comparison, the composition of our product revenue changed driven by an increase of $1.0 million for EcoSmart installations offset by a $1.0 million decrease in HSIA installations. During 2014, a significant portion of HSIA installations were related to an equipment upgrade of a large hotel chain with several brands. The Company’s commitment to access distribution channels through resellers and value added distribution partners continues to gain momentum. Product revenue derived from channel partners increased $0.6 million and $0.8 million for the three and nine months ended September 30, 2015 compared to the prior year periods, respectively.

Recurring Revenue

Recurring revenue is primarily attributed to recurring services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. The recurring revenue consists primarily of HSIA support services, and Telkonet’s EcoCare service and support program. Advertising revenue, which is approximately 1% of the Company’s support revenue, is based on impression-based statistics for a given period from customer site visits to the Company’s login portal page under the terms of advertising agreements entered into with third-parties. A component of the Company’s recurring revenue is derived from fees, less payback costs, associated with less than 1% of its hospitality customers who do not internally manage guest-related, internet transactions.

Recurring revenue includes approximately 2,300 hotels in the Company’s broadband network portfolio. The Company currently supports approximately 234,000 HSIA rooms with approximately 8.0 million monthly users. For the three and nine months ended September 30, 2015, recurring revenue increased by 12% and 10% when compared to the prior year periods. For the three month comparison, the variance in recurring revenue was partially attributed to a $0.07 million increase associated with the Company’s EcoCare service and support program for the EcoSmart Suite of products. Support revenue from the Company’s HSIA support services added approximately $0.04 million compared to the prior year. Advertising revenue contributed a $0.01 million increase. For the nine month comparison, the variance in recurring revenue was partially attributed to a $0.14 million increase associated with the rollout of the Company’s EcoCare service and support program for the EcoSmart Suite of products. Support revenue from the Company’s HSIA support services added approximately $0.13 million compared to the prior year. Advertising revenue contributed a $0.01 million increase.

Cost of Sales

	Three Months Ended
	September 30, 2015		September 30, 2014		Variance

Product	$1,513,727	51%	$1,674,172	54%	$(160,445)	-10%
Recurring	253,394	24%	266,136	28%	(12,742)	-5%
Total	$1,767,121	44%	$1,940,308	48%	$(173,187)	-9%

	Nine Months Ended
	September 30, 2015		September 30, 2014		Variance

Product	$4,286,144	52%	$5,000,490	61%	$(714,346)	-14%
Recurring	727,665	23%	783,521	28%	(55,856)	-7%
Total	$5,013,809	44%	$5,784,011	52%	$(770,202)	-13%

Costs of Product Sales

Costs of product sales include equipment and installation labor related to the sale of SmartGrid and broadband networking equipment, including EcoSmart technology and Telkonet iWire. For the three and nine months ended September 30, 2015, product costs decreased by 10% and 14% compared to the prior year periods. For the three month comparison, the decrease was attributed to material costs of $0.14 million, outside contractor expenses of $0.07 million offset by a $0.05 million increase in warranty expenses. For the nine month comparison, the decrease included a benefit resulting from the decrease in the Company’s inventory reserve for obsolescence and other inventory adjustments of $0.08 million compared to the prior year. A $0.20 million decrease in outside contractor services was a result of a contract requiring EthoStream to use an outside contractor for an HSIA installation and Telkonet using an outside contractor for a large university installation for the nine months ended September 30, 2014. A materials cost decrease of $0.36 million was the result of the decrease in HSIA product revenue. Because of strong competition, HSIA products carry smaller gross margins than the Company’s EcoSmart Suite of products. The remaining decrease of $0.07 million was a result of a decrease in travel expense, parts and supplies, a broadband equipment rebate, salaries and international freight charges for inventory procurement offset by an increase in warranty expense.

Costs of Recurring Revenue

Recurring costs are comprised of support wages and telecommunication services for the Company’s Customer Service department. For the three and nine months ended September 30, 2015, recurring costs decreased by 5% and 7% compared to the prior year period. The variance is attributed to the decrease in support payroll costs associated with recurring sales. The Company’s Internet Service Provider (“ISP”) fees and telecommunications costs for the Company’s support team also decreased when compared to the prior year period.

Gross Profit

	Three Months Ended
	September 30, 2015		September 30, 2014		Variance

Product	$1,466,107	49%	$1,447,992	46%	$18,115	1%
Recurring	824,192	76%	694,373	72%	129,819	19%
Total	$2,290,299	56%	$2,142,365	52%	$147,934	7%

	Nine Months Ended
	September 30, 2015		September 30, 2014		Variance

Product	$4,003,452	48%	$3,251,274	39%	$752,178	23%
Recurring	2,370,179	77%	2,033,353	72%	336,826	17%
Total	$6,373,631	56%	$5,284,627	48%	$1,089,004	21%

Gross Profit on Product Revenue

Gross profit for the three and nine months ended September 30, 2015 increased by 1% and 23% when compared to the prior year periods. The actual gross profit percentages increased during the 2015 three and nine month periods. This was a result of an increase in product sales of the Company’s EcoSmart energy management platform which have higher gross margins than the Company’s HSIA products. Also contributing to the nine month favorable variance were a decrease in the Company’s inventory reserve from obsolescence, and a reduction in broadband equipment and outside service costs associated with HSIA and EcoSmart installations.

Gross Profit on Recurring Revenue

The gross profit associated with recurring revenue increased by 19% and 17% for the three and nine months ended September 30, 2015 when compared to the prior year periods. The variance was due mainly to an increase in revenues as well as a decrease in ISP fee and telecommunication and payroll costs for the Company’s support team.

Operating Expenses

	Three Months Ended September 30,
	2015	2014	Variance

Total	$1,953,284	$1,684,837	$268,447	16%

	Nine Months Ended September 30,
	2015	2014	Variance

Total	$6,119,156	$5,264,874	$854,282	16%

During the three and nine months ended September 30, 2015, operating expenses increased by 16% when compared to the prior year period as outlined below.

Research and Development

	Three Months Ended September 30,
	2015	2014	Variance

Total	$373,710	$347,344	$26,366	8%

	Nine Months Ended September 30,
	2015	2014	Variance

Total	$1,128,596	$962,849	$165,747	17%

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. During the three and nine months ended September 30, 2015, research and development costs increased 8% and 17% when compared to the prior year periods. The majority of the variance is due to an approximate $0.16 million increase in expenditures for salaries and recruiting. The additional personnel were needed for developing the Company’s new EcoTouch thermostat. The EcoTouch thermostat was released for sale to customers during the three month period ending June 30, 2015.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2015	2014	Variance

Total	$1,512,080	$1,267,968	$244,112	19%

	Nine Months Ended September 30,
	2015	2014	Variance

Total	$4,785,045	$4,096,314	$688,731	17%

During the three and nine months ended September 30, 2015, selling, general and administrative expenses increased over the prior year period by 19% and 17%, respectively. For the three month comparison, the variance is partially the result of increased expenditures for marketing and project management salaries and benefits of approximately $0.10 million. Prior to and including the period ended September 30, 2014, twenty seven VDA’s were settled with states for amounts that were less than the Company had accrued resulting in a benefit of approximately $0.05 million being recognized during the three months ended September 30, 2014 compared to the three months ended September 30, 2015. The variance for bad debt expense was $0.09 million, the result of a debt recovery of approximately $0.10 million during the three months ended September 30, 2014 with no similar bad debt recoveries in the three months ended September 30, 2015. For the nine month comparison, the variance is again partially the result of increased expenditures for marketing and project management salaries and benefits of approximately $0.26 million. The Company added a Director of Sales and Marketing, two Channel Account Managers and an Account Executive for direct sales. A sales and use tax benefit of approximately $0.17 million being recognized during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015. The variance for bad debt expense was $0.09 million, again due to the recovery. Increased expenses for accounting fees of approximately $0.04 million, tradeshow expenses of approximately $0.07 million, bank and credit card fees of $0.03 and director fees of approximately $0.02 million also contributed to the increase for the nine months ended September 30, 2015.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private and public offerings of the Company’s equity securities, the issuance of various debt instruments and asset based lending, and cash generated from operations.

Working Capital

Working capital increased by $574,501 during the nine months ended September 30, 2015 from working capital deficit (current liabilities in excess of current assets) of $420,106 at December 31, 2014 to a working capital surplus of $154,395 at September 30, 2015.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”). The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement was secured by substantially all of the Company’s assets. On September 24, 2014, the Department signed a subordination agreement of all the Company’s security interests. The proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of September 30, 2015 and December 31, 2014 were $65,448 and $103,979, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”). Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. The outstanding principal balance of the Note as of September 30, 2015 and December 31, 2014 was $99,561 and $289,973, respectively.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at September 30, 2015 and December 31, 2014. The Credit Facility matures on September 30, 2016, unless earlier accelerated under the terms of the Loan Agreement. On October 9, 2014, as part of the Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021.

The Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Loan Agreement may be terminated. The Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. The outstanding balance on the Credit Facility was $961,771 and $628,204 at September 30, 2015 and December 31, 2014 leaving an available borrowing base of approximately $447,000 and $241,000 at September 30, 2015 and December 31, 2014, respectively.

Cash Flow Analysis

Cash used in continuing operations was $424,881 and cash provided by continuing operations was $368,298 during the nine months ended September 30, 2015 and 2014, respectively. A change in accounts receivable of approximately $1,326,000 due to the increase in sales and timing of billings and collections from customers along with an approximate $744,000 change in accrued liabilities and expense are the primary drivers for the change in cash flows from operating activities between the two periods. As of September 30, 2015, the Company’s primary capital needs included business strategy execution, inventory procurement and managing current liabilities.

Cash provided by investing activities was $25,388 and $198,333 during the nine months ended September 30, 2015 and 2014, respectively. During the year ended December 31, 2012, the Company was awarded a contract with a bonding requirement. During the three months ended March 31, 2013, the Company satisfied this requirement with cash collateral supported by an irrevocable standby letter of credit in the amount of $382,000. In March 2014, the Company satisfied all obligations related to the bonding requirement and the cash of $319,000 was released. During the nine months ended September 30, 2014, the Company purchased $120,667 of furniture and fixtures to furnish its new corporate office located in Waukesha, Wisconsin. These assets will be depreciated over their respective estimated useful lives. During the nine months ended September 30, 2015, the Company purchased $6,345 in computer equipment offset by $31,733 through a reduction in the restricted cash on deposit.

Cash provided by financing activities was $367,124 and cash used in financing activities was $198,729 during the nine months ended September 30, 2015 and 2014, respectively. The Company paid down principal on notes payable of $228,943 and borrowed $333,567 on the line of credit during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, the Company made additional principal payments of $20,000 in aggregate beyond the required monthly payments of principal and interest. The Company paid down principal on notes payable of $198,729 during the nine months ended September 30, 2014. Shareholders exercised 2,019,236 warrants at $0.13 resulting in proceeds of $262,500 during the nine months ended September 30, 2015.

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

Management expects working capital management will continue to be a high priority for 2015 and thereafter. The Company’s estimated cash requirements for our operations for the next 12 months is not anticipated to differ significantly from our present cash requirements for our operations. Our cash requirements will continue to include payment of our sales and use tax liability that we settle with applicable states through voluntary disclosure agreements (VDAs) and our outstanding debt. The outstanding Note with Dynamics Ratings, Inc. will be entirely repaid in January 2016.

The Company continues to manage its sales and use tax liability by establishing voluntary disclosure agreements (VDAs) with the applicable states, which establishes a maximum look-back period and payment arrangements. However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $50,000, not including any applicable interest and penalties.

Prior to 2015, the Company successfully executed and paid in full VDAs in thirty one states totaling approximately $695,000 and is current with the subsequent filing requirements.

During the nine months ended September 30, 2015, the Company executed one VDA totaling approximately $25,000. The Company is currently in negotiations with two states.

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

Item 4.  Controls and Procedures.

As of September 30, 2015, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Due to the lack of a segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

During the nine months ended September 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Telkonet, Inc. Registrant

Date: November 12, 2015	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: November 12, 2015	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

