Form 10-K
period 2015-12-31
TELKONET INC
filed 2016-03-30
CIK 1094084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒ No

Aggregate market value of the voting stock held by non-affiliates (based upon the closing sale price of $0.23 per share on the Over the Counter Bulletin Board) of the registrant as of June 30, 2015: $27,812,335.

Number of outstanding shares of the registrant’s par value $0.001 common stock as of March 22, 2016: 127,054,848.

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2015. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on June 27, 2016.

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

GENERAL

Business

Telkonet, Inc. (the “Company”, “Telkonet”), formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart Platform of intelligent automation solutions designed to optimize energy efficiency, comfort and analytics in support of the emerging Internet of Things (“IoT”). Telkonet’s business is based on two synergistic divisions, its EcoSmart division offering intelligent automation solutions and its EthoStream division providing the underlying networking technology.

ECOSMART

Telkonet’s EcoSmart Platform is comprised of four main pillars.

•	EcoSmart Suite: The suite of intelligent hardware products designed and developed to provide monitoring, management, command and control over individual and grouped energy consumption throughout building environments.

•	EcoCentral: The cloud-based dashboard and analytics platform that provides visualization and remote management of Telkonet’s monitoring, reporting and analytics through deployed EcoSmart and integrated products.

•	EcoCare: Telkonet’s full offering of professional support and maintenance services including 24/7 monitoring, engineering, analytics, reporting, software and hardware updates, extended warranty, project and relationship management and onsite support.

•	EcoMobile: Native iOS and Android applications provided by Telkonet to its partners, customers and end users and guests enabling provisioning, management and access and control over EcoSmart deployments and functionality.

The EcoSmart Platform provides comprehensive energy and operational savings, management monitoring, reporting, analytics and virtual engineering of a customer’s portfolio and/or property’s room-by-room energy consumption and increased comfort and productivity through a more intelligent and automated environment. Telkonet has deployed more than a half million intelligent devices worldwide in properties and buildings within the hospitality, military, educational, healthcare and other commercial markets. The EcoSmart Platform is rapidly being recognized as a leading solution for reducing energy consumption, operational costs and carbon footprints, and eliminating the need for new energy generation in these markets – all whilst improving occupant comfort and convenience.

Controlling energy consumption can make a significant impact on a building owner’s bottom line, as heating, ventilation and air conditioning (“HVAC”) costs represent a substantial portion of a facility’s overall utility bill. Hospitality is a key market for Telkonet. According to the EPA EnergySTAR for Hospitality analysis, the median hotel uses approximately 70,000 Btu/ft2 from all energy sources.1 On average, America’s approximately 53,000 hotels spend $2,196 per available room each year on energy.2 This represents about 6% of all operating costs. Through a strategic approach to energy efficiency, a 10% reduction in energy consumption would have the same financial effect as increasing the average daily room rate by $0.60 in limited-service hotels and by $2.00 in full-service hotels.

Energy is very often wasted through the lighting, powering, heating and cooling of unoccupied spaces. These spaces with intermittent occupancy constitute Telkonet’s target markets, and our experience, supported by independent research and customer data, suggests these rooms are unoccupied as much as 70% of the time.

EcoSmart Suite

EcoSmart offers a product suite capable of creating a network of in-room energy management devices that can be configured to meet the requirements of most building environments. Telkonet can provide and install any combination of its proprietary intelligent thermostats, occupancy sensors, door contacts, and lighting and plug load control devices to create an intelligent automated environment. All products can be wirelessly networked to enhance energy efficiency, provide remote monitoring capability and develop increased analytical savings based on the in-room performance. Telkonet offers a modular approach that can be scaled from small deployments to portfolios of large properties - the heart of the network is the thermostat, once installed all other devices can be effortlessly added at any time using an industry-standard mesh networking technology.

•	EcoTouch: One of the newest additions to Telkonet’s suite of hardware, the EcoTouch is an all touch capacitive thermostat interface available in wired and wireless models offering the most aesthetic alternative to building controls available on the market today.

•	EcoInsight: A programmable and controllable wired thermostat with over 125 configurable settings used to control the efficiency of HVAC through the use of environment variables and triggers.

•	EcoAir: A wireless thermostat interface mirroring the EcoInsight footprint while enabling the relocation of in room controls without the usual construction expense and downtime.

•	EcoSource: The remote HVAC control device associated with Telkonet’s thermostat interfaces allowing control while removing the need for expensive rewiring and construction. The EcoSource may also be used for third-party integrations, monitoring and control scenarios.

•	EcoConnect: An Ethernet to Zigbee interpreter that serves as the bridge for all EcoSmart devices connected to the intelligent automation network, managing approximately 30 - 70 device connections each.

•	EcoCommander: EcoSmart’s network-edge gateway server that provides real-time proactive data aggregation, analytics, reporting and management of the EcoSmart product suite.

•	EcoSense: A remote occupancy sensor that monitors environments with ultra, high-sensitive sensors designed to detect motion, body heat, humidity and ambient light level. All sensors are programmed to ensure accurate occupancy detection. EcoSense may be hardwired or programmed to communicate wirelessly and may be battery operated or utilize external power.

•	EcoWave: The 2-component package that includes a revolutionary remote interface wireless thermostat (EcoAir) and powerful mechanical control solution (EcoSource) offering distributed management over in-room HVAC units. The wireless EcoAir allows the user interface to be mounted in a convenient location with good visibility of the room to optimize occupancy detection and can be battery operated or utilize external power.

•	EcoSwitch: The EcoSmart energy management product with the appearance of a traditional ‘rocker’ light switch. Turning lights off, even for a short time, saves energy and extends lamp life. The EcoSwitch stops the flow of electricity to lights, conserving electricity that would have otherwise been wasted on an empty space and monitoring the consumption and efficiency of energy flow when a light is enabled.

_______________

1 Facility Type: Hotels & Motels - http://www.energystar.gov/ia/business/EPA_BUM_CH12_HotelsMotels.pdf

2 AH&LA 2013 At-a-Glance Statistical Figures -  http://www.ahla.com/content.aspx?id=36332

•	EcoGuard: The EcoSmart control that acts as the replacement for an in-wall outlet and has the ability to monitor and control the flow of power to one or both outlets, based on occupancy, it can turn off lamps, televisions, appliances, and any other energy-consuming loads that are plugged in, preventing a property from consuming power in an empty room. The EcoGuard completely disconnects devices from the power supply, preventing lights and other in-room electronics from needlessly consuming energy as well as providing monitoring of energy flow and efficiency when a plug is enabled.

•	EcoContact: A remote, wireless door/window contact with the ability to provide additional occupancy data and control HVAC operability and other consumption measures when doors or windows are open.

EcoCentral

Telkonet’s EcoSmart Platform functions as a comprehensive solution for intelligent automation and energy management. The platform has a well-developed upgrade path with the final and complete version of the platform offering real-time control and analytics provided through a cloud computing platform called EcoCentral. EcoCentral earns its name through its ability to direct user resources where they add the most value. From monitoring equipment operation to determine where engineering efforts are needed to notifying staff when performance is degrading, EcoCentral creates a comprehensive tool for providing insight and access into EcoSmart Platform deployments either individually or across an entire building portfolio.

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

EcoMobile

Telkonet’s EcoMobile tools provide native iOS and Android applications for use by partners, customers and end users or guests. These mobile tools extend the value of the EcoSmart Platform and give greater functionality and more efficient commissioning and deployment abilities to the user. We have identified where, by providing more accessibility, we can create additional charged-for services that increase customer savings, improve guest experience and integrate more fully with customer environments to create a tight relationship with our customers.

Target Markets

Rooms with intermittent occupancy are most commonly found in the following market sectors:

•	Hospitality: hotels, motels, resorts, timeshares, casinos, etc.

•	Educational: residence halls, dormitories and other campus living options. Also K-12 environments with distributed and portable classrooms.

•	Military: residence halls, barracks, apartments and other campus living options.

•	Health care: medical office buildings, assisted and independent living facilities.

•	Public Housing: apartments and other.

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

EcoSmart is an energy management platform that delivers optimal, individual room energy savings without compromising occupant comfort, thanks to a proprietary technology named – Recovery Time.

Recovery Time Technology

EcoSmart’s entire solution features Recovery Time, technology designed to maximize energy efficiency without sacrificing occupant comfort. When a room is occupied, the temperature selected by the occupant will be maintained by the EcoSmart system. However, whenever the occupancy sensor determines that the room is unoccupied, the system adjusts the room temperature using Recovery Time. Unlike other systems, Recovery Time technology constantly performs calculations that evaluate how far each individual room’s temperature can drift from the occupant’s preferred setting (“set-point”), to harvest energy savings while still being able to return to the occupant’s set-point within a customer’s pre-defined period of time.

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

How do others do it?

The occupant selects a set-point when the room is occupied. When the occupant leaves, the thermostat reverts to an energy-saving set-point which is a fixed number of degrees different than the occupant set-point (lower in winter and higher in summer). In some products the set-point is a fixed temperature selected by the property owner. The problem is that each room will take a different amount of time to return to the occupant set-point – variables such as the outdoor temperature and the room orientation to sun or wind will dramatically affect the length of time the HVAC unit has to run to recover the room temperature to set-point. Maintenance condition of the HVAC unit will also affect the time (a dirty filter or coil offers less heat transfer and will take longer causes the unit to work harder). Other variables affect time as well, like whether the drapes are open or closed. The result is a very uneven distribution of temperatures from room to room and ultimately an unsatisfied occupant/guest.

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

Competitive Advantages

We believe our intelligent automation platform, with our proprietary Recovery Time technology, delivers extensive benefits over competing products, including:

•	Maximum energy savings - evaluating each room’s environmental conditions, including room location, window placement, humidity, time-of-day, weather conditions, and operating efficiency of HVAC equipment;

•	Longer life and reduced maintenance of HVAC units through reduced run times and proactive equipment monitoring;

•	Increased occupant control & comfort;

•	Simple to use and easy to read thermostat options. Backlight friendly for visually impaired;

•	Web-based access with extremely powerful yet simple to use EcoCentral dashboard web interface;

•	Speed and ease of installation of in-room devices and network infrastructure;

•	Extensive range of HVAC system compatibility;

•	Adaptive learning and system programming;

•	Utility-integrated events capabilities;

•	Remote HVAC control network;

•	24/7 EcoCare remote monitoring and diagnostics services;

•	Plug load, lighting and HVAC controls;

•	Extensive 3rd-party integrations;

•	Based on industry standard software and communication protocols (Linux, ZigBee);

•	Offers rapid return on investment, typical ROI of two to three years; and

•	Mobile applications facilitating installation, management and end-user accessibility.

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

Based on these platform features and capabilities, we’ve been awarded, and continue to receive, contracts in the hospitality, military, educational, multiple dwelling unit (“MDU”), healthcare and utility industries. In addition, we believe our relationships with utility-sponsored direct install and rebate-funded programs provide us with a significant advantage over our competitors in the commercial occupancy-based energy management market

Our EcoSmart Platform has been developed to maximize energy efficiency and savings. Our technology allows users to decrease heating and cooling, lighting and plugload energy consumption and extend equipment life without diminishing occupant comfort. By providing Internet-based remote management over in-room energy efficiency, EcoSmart decreases the cost to operate an enterprise-wide system by improving the efficiency and operational effectiveness of onsite engineering resources.

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

A 2014 report issued by Navigant Research, titled, “Energy Efficient Buildings: Global Outlook”, stated that the global market for energy efficient building products and services is on the rise.4 With buildings being one of the largest sources of energy consumption, the opportunity to improve efficiency is significant, ranging from high-efficiency HVAC systems to the utilization of energy-efficient lighting technologies to business models such as energy performance contracting as employed by energy service companies (“ESCOs”) around the world. According to the Navigant report, the total market for energy efficiency in buildings will reach $623 billion by 2023, an increase of more than 100% from the 2014 market value of $307 billion.

Simply put, all industries are prime candidates for energy management and the industries that are most ripe for undertaking these initiatives are those that utilize energy “on-demand” or intermittently, such as those in the hospitality, educational, military, MDU and healthcare industries. Providing energy, and engaging the equipment to supply it, to those rooms and spaces only when occupied results in significant energy savings in addition to affording longer life and reduced maintenance to the HVAC systems.

_______________

3 Center for Climate and Energy Efficiency - http://www.c2es.org/technology/overview/buildings

4 Energy Efficient Buildings: Global Outlook - https://www.navigantresearch.com/research/energy-efficient-buildings-global-outlook

COST OF ENERGY	Electricity	District Heat	Fuel Oil	Natural Gas

Educational Buildings	76%	7%	2%	15%
($8,111 million)

Healthcare Buildings	80%	N/A	1%	19%
($4,882 million)

Office Buildings	87%	4%	1%	8%
($17,005 million)

Lodging Buildings	79%	N/A	%	8%
($5,228 million)

			Source: Energy Information Administration, 2003
			Commercial Buildings Energy Consumption Survey

Education Industry

Telkonet’s most rapidly emerging market is the educational industry where we continue to expand our presence in this space through a concerted and focused approach, which involves strategic relationships with enterprise ESCOs throughout the USA. Telkonet partners with ESCOs to include our EcoSmart energy management platform for deployment within residence halls on university campuses. The ESCOs bundle our technology with other facility improvement measures designed to reduce operating costs across the entire campus, some of these initiatives provide attractive returns on customer investments, such as EcoSmart for dormitories and lighting upgrades, while others such as roofs and windows have poor returns on investment but are needed infrastructure improvements. ESCOs bundle these facility improvements into a project that has acceptable returns and meets state mandated guidelines. The ESCOs then structure self-funding financial transactions called “Performance Contracts” in which the savings are greater than the repayment costs. The ESCOs will typically guarantee the financial and operational performance in this type of engagement. This approach removes many of the capital funding issues that stand in the way of implementing energy efficient technologies and shifts the technology and performance risk from the institution to the ESCOs.

In July 2008, we entered into an agreement with New York University to implement Telkonet’s networked energy management platform to centrally manage energy consumption in its dormitories. Telkonet worked with the University to use its existing building infrastructure to remotely manage and track energy consumption.  Approximately 4,600 rooms across 14 dormitories have been completed and have yielded run-time and energy consumption reductions, operational savings from reduced field labor expenses and extension of equipment lifecycle.  Since this time, we have grown our Educational deployments to include such customers as the University of California Davis, Northern Oklahoma College, the Massachusetts Institute of Technology, Kansas State University, North Carolina State University, University of Akron, University of Notre Dame, Fordham University, Military Academy at West Point, Columbia University, University of Wisconsin-Oshkosh and others.

The opportunities in this market are certainly not limited to higher education institutions. A report by EnergySTAR, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy, showed that our nation’s 17,450 K-12 schools spend more than $6 billion on energy and that as much as 30% of a district’s total energy is used inefficiently or unnecessarily[5

We believe that our EcoSmart Platform is an important tool for participants in the education industry seeking to control student-related energy costs. We have focused our sales efforts on members of the education industry who are seeking to expand their energy efficiency initiatives as well as the ESCOs who target the educational marketplace and have thus far had success with at least one school district installing EcoSmart in each classroom throughout the district.

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

_______________

5 https://www.energystar.gov/ia/news/downloads/K-12_Challenge.pdf

6 http://www4.eere.energy.gov/alliance/sites/default/files/uploaded-files/better-buildings-alliance-annual-report-2013.pdf

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

______________

7 http://en.wikipedia.org/wiki/Energy_usage_of_the_United_States_military

8 https://www.whitehouse.gov/administration/eop/ceq/sustainability

9 http://www.epa.gov/statelocalclimate/local/topics/commercial-industrial.html

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

Competition

We currently compete primarily within commercial and industrial markets, including the hospitality, education, healthcare, public housing, MDU, government, utility and military sectors. Within each target market, we offer savings through our intelligent automation platform. Our products offer significant competitive and complementary benefits when compared with alternative offerings including Building Automation Systems (“BAS”) or Building Management Systems (“BMS”), static temperature occupancy-based systems, scheduling/programmable thermostats and high-efficiency HVAC systems.

We participate in a relatively small competitive field within the hospitality industry, with the majority of the energy management sales handled by fewer than seven manufacturers. The key competitors in the market segment are Inncom and Schneider Electric, with each offering some level of comparable products to our standalone and/or networked products. Telkonet’s key differentiators in the hospitality segment include:

•	Recovery Time technology;

•	Mesh-networked environment;

•	Comprehensive four pillar platform;

•	Integration with property and building management systems (PMS & BMS);

•	Utility demand-based program integration;

•	Existing customer relationships through extensive history in the market; and

•	Broad HVAC compatibility.

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

EthoStream provides cutting-edge technology, proactive system monitoring and 24/7/365 in-house technical support and will engineer a seamless browsing experience to produce quality network access for users. EthoStream has the ability to power mobile computing in any market, and can provide a complete family of wired, wireless, and custom-designed hybrid solutions to outfit diverse property types. From hospitality properties to university campuses, coffee shops to municipal buildings, the high-speed Internet access solutions EthoStream has developed are versatile enough to deploy in any venue. EthoStream offers customized gateway servers to provide solutions that are infinitely scalable and easily upgradable, giving customers the benefit of future-proof connectivity.

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
10

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

Competition

Telkonet’s EthoStream Hospitality Network competes with a wide variety of companies in the hospitality industry ranging from media companies to traditional HSIA solution providers. Although this industry has many service providers, according to publicly available data, only a few HSIA service providers have significant customer bases. Those competitors include Guest-tek, Sonifi Solutions and AT&T.

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

Customers

We are neither limited to, nor reliant upon, a single or narrowly segmented customer base to derive our revenues.  Our current primary focus is in the hospitality, commercial, education, utility, MDU, healthcare and government/military markets and expanding into the consumer market as part of our long term strategic growth.

For the years ended December 31, 2015 and 2014, no single customer represented 10% or more of our revenues. Recurring revenue distributed across a network of approximately 2,300 customers approximated $4,200,000 for the year ended December 31, 2015.

Intellectual Property

We acquired certain intellectual properties by acquisition, including but not limited to, Patent No. D569, 279, titled “Thermostat.”  Patent No. D569279 issued by the USPTO in May 2008 was granted on the ornamental design of a thermostat device and will expire in May of 2022. The expiration of this patent could allow third parties to launch competing products. While we viewed this patent as valuable, we do not view any single patent as material to the Company as a whole.

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

Research & Development

During the years ended December 31, 2015 and 2014, we spent $1,605,667 and $1,312,488, respectively, on research and development activities. Telkonet’s EcoSmart related development efforts in 2015 and continuing into 2016 are focused on three major areas. The first is around continuous software improvements to maintain compatibility with changing industry equipment and standards as well as moving towards a more mobile platform. The second area is a focus on development with third party device providers for integrated solutions. The growth in connected devices is driving demand for a smart hotel room with many devices working together.  This new smart room requires working closely with strategic partners to build a more tightly integrated solution.  The final area we continue to focus on is new product development. Telkonet is preparing new product releases and is continuing to innovate with hardware development beyond its current EcoSmart Platform.

The focus of EthoStream during 2015 and continuing into 2016 has been in both software and infrastructure improvements to better support and grow its customer base. Development efforts have focused on portal design changes and hotel property management system interface enhancements to attract new brands. The development of new updated web based management tools will be necessary to maintain our competitiveness. Continuous development of EthoStream’s EGS platform will be required by several brands to maintain compliance as an approved vendor.

Other Information

Employees

As of March 22, 2016, we had 108 full-time employees. During 2015, significant positions filled included chief financial officer, controller and channel account manager. We will continue to hire additional personnel as necessary to meet future operating requirements. We anticipate that we may need to hire additional staff in the areas of customer support, field services, engineering, sales and marketing, and administration.

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

Our common stock is thinly traded and there may not be an active trading market for our common stock.

Our common stock is currently quoted on the OTCQB, operated by the OTC Markets Group. However, there is no guarantee that our common stock will be actively traded on the OTCQB, or that the volume of trading will be sufficient to allow for timely trades. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active or if trading volume is limited. In addition, if trading volume in our common stock is limited, trades of relatively small numbers of shares may have a disproportionate effect on the market price of our common stock.

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

As of December 31, 2015, we had outstanding employee options to purchase a total of 1,825,225 shares of common stock at exercise prices ranging from $0.14 to $5.60 per share, with a weighted average exercise price of $0.28. As of December 31, 2015, we had warrants outstanding to purchase a total of 5,638,410 shares of common stock at exercise prices ranging from $0.13 to $3.00 per share, with a weighted average exercise price of $0.20. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of our common stock.

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

We have identified material weaknesses in our internal controls as of December 31, 2015 that, if not properly remediated, could result in material misstatements in our financial statements.

Based on an evaluation of our disclosure of internal controls and procedures as of December 31, 2015, our management has concluded that, as of such date, there were material weaknesses in our internal control over financial reporting relating to the need for a stronger internal control environment. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. Until these material weaknesses in our internal control over financial reporting are remediated, there is reasonable possibility that material misstatements of our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

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

Risks Relating to Our Financial Results and Need for Financing

Our financial performance may hinder our ability to obtain future financing and liquidity.

Our liquidity may be hindered by our ability to generate a profit, positive operating cash flows and/or obtain necessary funding from outside sources, including by the sale of our securities or assets, or to obtain loans from financial institutions, where possible.

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate acquisitions.

We are currently authorized to issue 190,000,000 shares of common stock under our Articles of Incorporation. As of March 22, 2016, we have issued 127,054,848 shares of common stock and have approximately 12,127,180 shares of common stock committed for issuance giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock. Due to the limited number of authorized shares available for issuance and because of the significant competition for acquisitions, we may not able to consummate an acquisition until we increase the number of shares we are authorized to issue. To facilitate the possibility and flexibility of raising additional capital or the completion of potential acquisitions, we would need to seek stockholder approval to increase the number of our authorized shares of common stock. We can provide no assurance that we will succeed in amending our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue.

We have a history of operating losses and an accumulated deficit and may incur losses in the foreseeable future.

Since inception through December 31, 2015, we have incurred cumulative losses of $122,095,121 and have never generated enough funds through operations to support our business. For the year ended December 31, 2015, we had an operating cash flow deficit of $401,920. As of December 31, 2015, we have a working capital deficit (current liabilities in excess of current assets) of $33,312. Because of the numerous risks and uncertainties associated with our technology, the industry in which we operate, and other factors, we are unable to predict the extent of any future losses or if we will remain profitable. If we are unable to generate sufficient revenues from our operations to meet our working capital requirements, we expect to finance our future cash needs through public or debt financings. We cannot be certain that additional funding will be available on acceptable terms, or at all.

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

We have goodwill and intangible assets of approximately $5.8 million and $0.8 million, respectively, at December 31, 2015, resulting from past acquisitions. We evaluate this goodwill for impairment based on the fair value of the reporting unit to which this goodwill relates at least once a year during the fourth quarter, or more frequently if conditions exist that indicate a potential impairment. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of the reporting unit decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the reporting unit. These changes could result in an additional impairment of the existing goodwill balance in the future that could require a material non-cash charge to our results of operations.

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

On September 30, 2014, the Company and its wholly owned subsidiary, EthoStream LLC, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources” for more information regarding the Loan Agreement. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Loan Agreement.

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

Until December 2015, the Company leased 16,416 square feet of commercial office space in Germantown, Maryland. The lease commitments expired in December 2015. On July 15, 2011, Telkonet executed a sublease agreement for 11,626 square feet of the office space in Germantown, Maryland. The subtenant received one month rent abatement and had the option to extend the sublease from January 31, 2013 to December 31, 2015. On June 27, 2012 the subtenant exercised the option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015.

In January 2016, the Company entered into a lease agreement for 2,237 square feet of commercial office space in Germantown, Maryland for its Maryland employee’s. The Germantown lease expires at the end of January 2017.

ITEM 3. LEGAL PROCEEDINGS.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “TKOI.”

The following table sets forth the quarterly high and low bid prices for our common stock for the years ended December 31, 2015 and 2014.

	High	Low
Year Ended December 31, 2015
First Quarter	$0.23	$0.13
Second Quarter	0.25	0.16
Third Quarter	0.28	0.18
Fourth Quarter	0.28	0.18
Year Ended December 31, 2014
First Quarter	$0.30	$0.20
Second Quarter	0.24	0.17
Third Quarter	0.19	0.13
Fourth Quarter	0.18	0.12

Record Holders

As of March 22, 2015, we had 208 record holders of our common stock and 127,054,848 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,825,225	$0.28	5,747,553
Equity compensation plans not approved by security holders	-	-	-

Total	1,825,225	$0.28	5,747,553

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates significant estimates used in preparing its consolidated financial statements including those related to revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, long-lived and intangible asset valuations, impairment assessments, taxes and related valuation allowance, income tax provisions, stock-based compensation, and contingencies. The Company bases its estimates on historical experience, underlying run rates and various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with ASC 605-10, “Revenue Recognition” and ASC 605-10-S99 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Assuming all conditions for revenue recognition have been satisfied, product revenue is recognized when products are shipped and installation revenue is recognized when the services are completed. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

Under the estimated selling price method, revenue is recognized in MEAs based on estimated selling prices for all of the elements in the arrangement, assuming all other conditions for revenue recognition have been satisfied. To determine the estimated selling price, the Company establishes the selling price for its products and installation services using the Company’s established pricing guidelines, which the proceeds are allocated between the elements and the arrangement.

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

The Company provides call center support services to properties installed by the Company and also to properties installed by other providers. In addition, the Company provides the property with the portal to access the Internet. The Company receives monthly service fees from such properties for its services and Internet access. The Company recognizes the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts. The Company reports such revenues as recurring revenues. Deferred revenue includes deferrals for the monthly support service fees and Internet access.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessment of past due balances and economic conditions. The Company writes off accounts receivable when they become uncollectible. Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past due date. The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period. Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history. Typically, accounts are only escalated to “uncollectible” status after multiple attempts at collection have proven unsuccessful.

Inventory Obsolescence

Inventories consist of routers, switches and access points for Ethostream’s internet access solution and thermostats, sensors and controllers for Telkonet’s EcoSmart product platform.  These inventories are purchased for resale and do not include manufacturing labor and overhead. Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method. The Company’s inventories are subject to technological obsolescence. Management evaluates the net realizable value of its inventories on a quarterly basis and when it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the years ended December 31, 2015 and 2014, the Company experienced approximately between 1% and 3% of returns related to product warranties. As of December 31, 2015 and 2014, the Company recorded warranty liabilities in the amount of $66,555 and $44,288, respectively, using this experience factor range.

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

Goodwill and Other Intangibles

In accordance with the accounting guidance on goodwill and other intangible assets, we perform an annual impairment test of goodwill at our reporting unit level and other intangible assets at our unit of account level, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value. Amortization is recorded for other intangible assets with determinable lives using the straight line method over the 12 year estimated useful life. Goodwill is subject to the annual impairment assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill. We utilize a discounted cash flow valuation methodology (income approach) to determine the fair value of the reporting unit. This approach is developed from management’s forecasted cash flow data. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired. If the carrying amount exceeds fair value, we calculate an impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill to the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss.

Significant assumptions used in our goodwill impairment test at December 31, 2015, for Ethostream included: expected revenue growth rates, reporting unit profit margins, working capital levels, discount rates of 10.6% and a terminal value multiple. The expected future revenue growth rates and the expected reporting unit profit margins were determined after considering our historical revenue growth rates and reporting unit profit margins, our assessment of future market potential, and our expectations of future business performance. We performed our annual goodwill impairment test and determined that there was no impairment, since the fair value of the EthoStream reporting unit substantially exceeded the carrying value.

Long -Lived Assets

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

Contingent Liabilities - Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure. Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company had approximately $230,000 and $353,000 accrued for this exposure as of December 31, 2015 and 2014, respectively.

The Company continues to manage the liability by establishing voluntary disclosure agreements (VDAs) with the applicable states, which establishes a maximum look-back period and payment arrangements. However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $30,000, not including any applicable interest and penalties.

Prior to 2015, the Company successfully executed and paid in full VDAs in thirty one states totaling approximately $695,000 and is current with the subsequent filing requirements.

During the year ended December 31, 2015, the Company executed two VDA’s totaling approximately $55,000. The Company is currently in negotiations with one state.

EBITDA

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), income (loss) from operations, or any other measure for determining operating performance of liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the years ended December 31, 2015 and 2014, the Company excluded items in the following general category described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous year.

RECONCILIATION OF NET (LOSS) INCOME TO ADJUSTED EBITDA

FOR THE YEARS ENDED DECEMBER 31,

	2015	2014
Net (loss) income	$(189,104)	$42,830
Interest expense, net	69,441	40,273
Provision for income taxes	197,072	201,853
Depreciation and amortization	273,507	275,236
EBITDA	350,916	560,192
Adjustments:
Stock-based compensation	14,383	15,046
Adjusted EBITDA	$365,299	$575,238

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

The table below outlines our product versus recurring revenues for comparable periods:

	Year Ended December 31,
	2015		2014		Variance

Product	$10,908,704	72%	$10,973,544	74%	$(64,840)	-1%
Recurring	4,175,222	28%	3,822,987	26%	352,235	9%
Total	$15,083,926	100%	$14,796,531	100%	$287,395	2%

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

For the year ended December 31, 2015, product revenue decreased $0.06 million, or 1% when compared to the prior year. Product revenue in 2015 included approximately $7.24 million attributed to the sale and installation of energy management platform products and approximately $3.67 million for the sale and installation of HSIA products. Energy management platform products increased $1.26 million while HSIA product revenue decreased $1.32 million. During 2014, a significant portion of HSIA installations were related to an equipment upgrade of a large hotel chain with several brands with no similar upgrade by a major chain occurring during the year ended December 31, 2015. The Company’s commitment to access distribution channels through resellers and value added distribution partners continues to gain momentum. Product revenue attributed to sales from channel partnerships and value added resellers increased $1.16 million for the year ended December 31, 2015 to $5.89 million compared to $4.73 million in 2014. The Company has been making a concerted effort to increase channel partner relationships and expects this trend to continue.

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

Recurring revenue includes approximately 2,300 hotels in the Company’s broadband network portfolio. The Company currently supports approximately 234,000 HSIA rooms with approximately 8.0 million monthly users. For the year ended December 31, 2015, recurring revenue increased by 9% when compared to the prior year. For the year end comparison, the variance in recurring revenue was partially attributed to a $0.17 million increase associated with the rollout of the Company’s EcoCare service and support program for the EcoSmart Suite of products. Support revenue from the Company’s HSIA support services added approximately $0.17 million compared to the prior year. Advertising revenue contributed a $0.01 million increase.

Cost of Sales

	Year ended December 31,
	2015		2014		Variance

Product	$5,734,954	53%	$6,504,630	59%	$(769,676)	-12%
Recurring	1,010,662	24%	1,053,215	28%	(42,553)	-4%
Total	$6,745,616	45%	$7,557,845	51%	$(812,229)	-11%

Costs of Product Sales

Costs of product sales include equipment and installation labor related to the sale of broadband networking equipment, including EcoSmart technology and Telkonet iWire. For year ended December 31, 2015, product costs decreased by 12% compared to the prior year. A $0.26 million decrease in outside contractor services was a result of a contract requiring EthoStream to use an outside contractor for an HSIA installation and Telkonet using an outside contractor for a large university installation during the year ended December 31, 2014. No similar contract requirements for installations took place for the year ended December 31, 2015. A materials cost decrease of $0.31 million was the result of the decrease in HSIA product revenue. Because of strong competition, HSIA products carry smaller gross margins than the Company’s EcoSmart Suite of products. The remaining decrease of $0.26 million was a result of a decrease in travel expense, parts and supplies, a broadband equipment rebate, salaries and international freight charges for inventory procurement offset by an increase in warranty expense of $0.06 million.

Costs of Recurring Revenue

Recurring costs are comprised of labor and telecommunication services for our Customer Service department. For the year ended December 31, 2015, costs of recurring revenue decreased by 4% when compared to the prior year. The decrease was $0.02 million for salaries and $0.02 million of telecom expenses. Customer Service department personnel was reduced by one during the year ended December 31, 2015.

Gross Profit

	Year ended December 31,
	2015		2014		Variance

Product	$5,173,750	47%	$4,468,914	41%	$704,836	16%
Recurring	3,164,560	76%	2,769,772	72%	394,788	14%
Total	$8,338,310	55%	$7,238,686	49%	$1,099,624	15%

Gross Profit on Product Revenue

Gross profit for the year ended December 31, 2015 increased by 16% when compared to the prior year. The actual gross profit percentages increased during 2015, driven by an increase in product sales of the Company’s EcoSmart energy management platform which have higher gross margins than the Company’s HSIA products. Also contributing to the favorable variance were a decrease in the Company’s lower of cost or market inventory valuation and other adjustments of $0.10 million, and a reduction in outside service costs associated with HSIA and EcoSmart installations of $0.26 million.

Gross Profit on Recurring Revenue

For the year ended December 31, 2015, our gross profit increased by 14% when compared to the prior year. The variance was mainly attributed to an increase in sales and a decrease in support staff wages and benefits as discussed above.

Operating Expenses	Year ended December 31,
	2015	2014	Variance

Total	$8,260,901	$6,953,730	$1,307,171	19%

The Company’s operating expenses are comprised of research and development, selling, general and administrative expenses, depreciation and amortization expense. During the year ended December 31, 2015, operating expenses increased by 19% when compared to the prior year as outlined below.

Research and Development

	Year ended December 31,
	2015	2014	Variance

Total	$1,605,667	$1,312,488	$293,179	22%

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. During the year ended December 31, 2015, research and development costs increased 22% when compared to the prior year. The majority of the variance is due to an approximate $0.22 million increase in expenditures for salaries and recruiting. The additional personnel were needed for developing the Company’s new EcoTouch thermostat. The EcoTouch thermostat was released for sale to customers during the three month period ending June 30, 2015. The remaining increase of $0.07 was attributed to manufacturing retooling costs.

Selling, General and Administrative Expenses

	Year ended December 31,
	2015	2014	Variance

Total	$6,381,727	$5,366,006	$1,015,721	19%

Selling, general and administrative expenses increased the year ended December 31, 2015 over the prior year by 19%. Prior to and including the year ended December 31, 2014, thirty one VDA’s were settled with states for amounts that were less than the Company had accrued resulting in a benefit of approximately $0.37 million being recognized during the year ended December 31, 2014 compared to the year ended December 31, 2015 of $0.10 million. Project management, marketing and executive salary, wages and benefits increased $0.52 million for the year ended December 31, 2015 compared with the year ended December 31, 2014. The Company added a new Chief Financial Officer, a new Channel Account Manager and an Account Executive for direct sales. The variance for bad debt expense was $0.10 million, the result of a debt recovery of approximately $0.10 million during the year ended December 31, 2014 with no similar bad debt recoveries in the year ended December 31, 2015. The Company credited back unconfirmed accounts payable of $0.12 million during the year ended December 31, 2014 with no similar transactions during 2015. Increased expenses for accounting fees of approximately $0.07 million, tradeshow expenses of approximately $0.09 million, bank, credit card and payroll processing fees of $0.04 million and director fees of approximately $0.02 million also contributed to the increase for the year ended December 31, 2015. These increases were offset by decreases in commissions, legal, financing fees and public company expenses of approximately $0.22 million.

Income Tax Expense

	Year ended December 31,
	2015	2014	Variance

Total	$197,072	$201,853	$4,781	-2%

The Company has indefinite-lived goodwill, which is not amortized for financial reporting purposes. However, this asset is amortized over 15 years for tax purposes. As such, income tax expense and a deferred income tax liability arise as a result of the tax-deductibility of this asset. The resulting deferred income tax liability, which is expected to continue to increase over time, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” This deferred income tax liability could remain on the Company’s balance sheet permanently unless there is an impairment of the related asset (for financial reporting purposes), or the business to which those assets relate were to be disposed of. Due to the fact that the aforementioned deferred income tax liability could have an indefinite life, it is not netted against the Company’s deferred tax assets when determining the required valuation allowance. Doing so would result in the understatement of the valuation allowance and related income tax expense. The majority of the Company’s income tax expense for the years ended December 31, 2015 and 2014, is due to this asset amortization for tax purposes.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

The Company reported a net loss of $189,104 for the year ended December 31, 2015, had cash used in operating activities of $401,920, had an accumulated deficit of $122,095,121 and total current liabilities in excess of current assets of $33,312 as of December 31, 2015. Since inception, the Company’s primary sources of ongoing liquidity for operations have come through private and public offerings of equity securities, and the issuance of various debt instruments and asset-based lending. For the years ended December 31, 2014, the Company’s independent registered public accounting firm’s report on the consolidated financial statements included an explanatory paragraph relating to the Company’s ability to continue as a going concern, which was based on the Company’s history of losses from operations, cash used to support operating activities, and the uncertainty regarding contingent liabilities cast doubt on the Company’s ability to satisfy such liabilities.

The Company’s liquidity plan includes reviewing options for raising additional capital including, but not limited to, asset-based or equity financing, private placements, and/or disposition of assets.  Management believes that with additional financing, the Company will be able to fund required working capital, research and development and marketing expenses attendant to promoting revenue growth. However, any equity financing may be dilutive to stockholders and any additional debt financing would increase expenses and may involve restrictive covenants.   While we have been successful in securing financing through September 30, 2018 to provide adequate funding for working capital purposes, there is no assurance that obtaining additional or replacement financing, if needed, will sufficiently fund future operations, repay existing debt or implement the Company’s growth strategy. The Company’s failure to execute on this strategy may have a material adverse effect on its business, results of operations and financial position.

Working Capital

Our working capital (current assets in excess of current liabilities) improved by $386,794 during the year ended December 31, 2015 from a working capital deficit of $420,106 at December 31, 2014 to a working capital deficit of $33,312 at December 31, 2015.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”). The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement was secured by substantially all of the Company’s assets. On September 24, 2014, the Department signed a subordination agreement of all the Company’s security interests. The proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of December 31, 2015 and 2014 were $52,579 and $103,979, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”). Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. During the year ended December 31, 2015, the Company made additional payments of $20,000 in aggregate beyond the required monthly payments of principal and interest. The outstanding principal balance of the Note as of December 31, 2015 and 2014 was $40,761 and $289,973, respectively.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.50% at December 31, 2015 and 6.25% at December 31, 2014, respectively. On October 9, 2014, as part of the Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Loan Agreement.

The Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Loan Agreement may be terminated. The Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of December 31, 2015, the Company was in compliance with all financial covenants. The outstanding balance on the Credit Facility was $901,771 and $628,204 at December 31, 2015 and 2014, respectively. The remaining available borrowing capacity was approximately $532,700 at December 31, 2015.

Cash Flow Analysis

Cash used in continuing operations was $401,920 and $4,601 during the years ended December 31, 2015 and 2014. As of December 31, 2015, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, funding performance bonds and managing current liabilities. The working capital changes during the year ended December 31, 2015 were primarily related to an approximately $820,000 increase in accounts receivable, offset by a $215,000 reduction in inventory and a $208,000 reduction in accounts payable. The working capital changes during the year ended December 31, 2014 were primarily related to an approximately $907,000 decrease in accrued liabilities and expenses, offset by an $225,000 increase in inventory, a $317,000 increase in customer deposits and a $275,000 reduction in accounts receivable. Accounts receivable fluctuates based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Cash used in investing activities was $10,358 during the year ended December 31, 2015 and cash provided by investing activities was $198,332 during the year ended December 31, 2014. During the year ended December 31, 2015, the Company purchased approximately $42,081 in furniture and fixtures and computer hardware. These assets will be depreciated over their respective estimated useful lives. Approximately $31,723 of cash was released from projects requiring bonding. During the year ended December 31, 2012, the Company was awarded a contract with a bonding requirement. During the year ended December 31, 2013, the Company satisfied this requirement with cash collateral supported by an irrevocable standby letter of credit in the amount of $382,000. In 2014, the Company satisfied all obligations related to the bonding requirement and the cash was released. During the year ended December 31, 2014, the Company purchased approximately $120,668 of furniture and fixtures to furnish its new corporate office located in Waukesha, Wisconsin. These assets will be depreciated over their respective estimated useful lives.

Cash provided by financing activities was $235,455 and $361,669 during the years ended December 31, 2015 and 2014, respectively. The increase in cash borrowed from the line of credit was $273,567 and cash proceeds from the exercise of Series B preferred warrants was $262,500. During the year ended December 31, 2015, the Company made additional principal payments of $20,000 in aggregate beyond the required monthly payments of principal and interest for the Promissory Note with Dynamic Ratings, Inc. Cash used in financing activities to repay indebtedness was $300,612 during the year ended December 31, 2015. Cash borrowed from the line of credit was $628,204 and cash used in financing activities to repay indebtedness was $266,535 for the year ended December 31, 2014.

We are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Management expects that global economic conditions, in particular the decreasing price of energy, along with competition will continue to present a challenging operating environment through 2016; therefore working capital management will continue to be a high priority for 2016. The Company’s estimated cash requirements for our operations for the next 12 months is not anticipated to differ significantly from our present cash requirements for our operations.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, failure to implement adequate internal control over financial reporting and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. We do expect to hire additional personnel to remediate these control deficiencies in the future.

These control deficiencies could result in a misstatement of account balances resulting in a more than remote likelihood that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above constitute material weaknesses.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2015 and 2014 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the years ended December 31, 2015 and 2014 are fairly stated, in all material respects, in accordance with GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

During the year ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Pursuant to General Instruction G(3), information on directors and executive officers of the Registrant and corporate governance matters is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 27, 2016.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Pursuant to General Instruction G(3), information on executive compensation is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 27, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners and management and related stockholder matters are incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 27, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 27, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pursuant to General Instruction G(3), information on principal accounting fees and services is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 27, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

(1)

Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of BDO USA, LLP on Consolidated Financial Statements as of and for the years ended December 31, 2015 and 2014

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for Years ended December 31, 2015 and 2014

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

EXHIBIT INDEX

 The following exhibits are included herein or incorporated by reference:

Exhibit Number	Description Of Document
2.1	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K filed on March 2, 2007)
2.2	Unit Purchase Agreement by and among Telkonet, Inc., EthoStream, LLC and the members of EthoStream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K filed on March 16, 2007)
2.3	Asset Purchase Agreement by and between Telkonet Inc. and Dynamic Ratings, Inc. dated as of March 4, 2011(incorporated by reference to our Form 8-K filed on March 9, 2011)
3.1	Articles of Incorporation of the Company (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 31, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Company (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003
3.3	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our Form 8-K (No. 001-31972), filed November 18, 2009)
3.4	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our Form 8-K filed on August 9, 2010)
3.5	Amendment to Amended and Restated Articles of Incorporation, (incorporated by reference to our Form 8-K filed on April 13, 2011)
3.6	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
3.7	Amendment to the Articles of Incorporation filed with the Secretary of State of Utah (incorporated by reference to our Form 8-K filed on April 8, 2011)
4.1	Senior Convertible Note by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.2	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K (No. 001-31972), filed on September 6, 2006)
4.4	Form of Accelerated Payment Option Warrant to Purchase Common Stock (incorporated by reference to our Registration Statement on Form S-3 (No. 333-137703), filed on September 29, 2006)
4.5	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008)
4.6	Promissory Note, dated September 11, 2009, by and between Telkonet Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
4.7	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on November 18, 2009)
4.8	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on August 9, 2010)
4.9	Promissory Note, dated March 4, 2011, issued by Telkonet Inc. to Dynamic Ratings, Inc. (incorporated by reference to our Form 8-K filed on March 9, 2011)
4.10	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on April 13, 2011)
10.1	Amended and Restated Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-161909), filed on September 14, 2009)
10.2	Loan Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
10.3	General Business Security Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
10.4	Series A Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.5	Series A Convertible Redeemable Preferred Stock Registration Rights Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.6	Form of Executive Officer Reimbursement Agreement (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.7	Form of Director and Officer Indemnification Agreement (incorporated by reference to our Form 10-K filed on March 31, 2010)

10.8	Series B Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.9	Series B Convertible Redeemable Preferred Stock Registration Rights Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.10	Form of Director Reimbursement Agreement (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.11	Form of Transition Agreement and Release (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.12	2010 Stock Option and Incentive Plan (incorporated by reference to our Definitive Proxy Statement filed on September 29, 2010)
10.13	Distribution Agreement by and between, Telkonet Inc. and Dynamic Ratings, Inc., dated as of March 4, 2011(incorporated by reference to our Form 8-K filed on March 9, 2011)
10.14	Consulting Agreement by and between Telkonet Inc. and Dynamic Ratings, Inc., dated as of March 4, 2011 (incorporated by reference to our Form 8-K filed on March 9, 2011)
10.15	Securities Purchase Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein, (incorporated by reference to our Form 8-K filed on April 13, 2011)
10.16	Registration Rights Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein, (incorporated by reference to our Form 8-K filed on April 13, 2011)
*10.17	Employment Agreement by and between Telkonet, Inc. and Jason L. Tienor, dated as of May 1, 2015 (incorporated by reference to our Form 8-K filed June 6, 2015)
*10.18	Employment Agreement by and between Telkonet, Inc. and Jeffrey J. Sobieski, dated as of May 1, 2015 (incorporated by reference to our Form 8-K filed June 6, 2015)
*10.19	Employment Agreement by and between Telkonet, Inc. and Matthew P. Koch, dated as of May 1, 2015 (incorporated by reference to our Form 8-K filed June 6, 2015)
*10.20	Employment Agreement by and between Telkonet, Inc. and Gerrit J. Reinders, dated as of May 1, 2015 (incorporated by reference to our Form 8-K filed June 6, 2015)
*10.21	Employment Agreement by and between Telkonet, Inc. and F. John Stark III, dated as of November 14, 2015 (incorporated by reference to our Form 8-K filed November 17, 2015)
10.22	Amendment to Consulting Agreement, dated April 30, 2013, by and between Telkonet, Inc. and Dynamic Ratings, Inc. (incorporated by reference to our Form 8-K filed May 6, 2013)
10.23	Business Financing Agreement, dated May 31, 2013, by and between Telkonet, Inc. and Bridge Bank N.A.(incorporated by reference to our Form 8-K filed June 6, 2013)
10.24	Loan and Security Agreement, dated September 30, 2014, by and between Telkonet, Inc. and Heritage Bank of Commerce(incorporated by reference to our Form 8-K filed October 2, 2014)
10.25	Amendment to Loan and Security Agreement, dated February 17, 2016, by and between Telkonet, Inc. and Heritage Bank of Commerce(incorporated by reference to our Form 8-K filed February 23, 2016)
14	Code of Ethics (incorporated by reference to our Form 10-KSB (No. 001-31972), filed on March 30, 2004)
21	Telkonet, Inc. Subsidiaries (incorporated by reference to our Form 10-K (No. 001-31972) filed March 16, 2007)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of F. John Stark III
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of F. John Stark III pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELKONET, INC.

Dated: March 30, 2016	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason L. Tienor	Chief Executive Officer and Director	March 30, 2016
Jason Tienor	(principal executive officer)

/s/ F. John Stark III	Chief Financial Officer	March 30, 2016
F. John Stark III	(principal financial officer)

/s/ / William H. Davis	Chairman of the Board	March 30, 2016
William H. Davis
/s/ Tim S. Ledwick	Director	March 30, 2016
Tim S. Ledwick /s/ Kellogg L. Warner	Director	March 30, 2016
Kellogg L. Warner

/s/ Jeffrey P. Andrews	Director	March 30, 2016
Jeffrey P. Andrews

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

TELKONET, INC.

TELKONET, INC.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets at December 31, 2015 and 2014	F-4

Consolidated Statements of Operations for the Years ended December 31, 2015 and 2014	F-5

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2015 and 2014	F-6 - F-7

Consolidated Statements of Cash Flows for the Years ended December 31, 2015 and 2014	F-8 - F-9

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Telkonet, Inc.

Waukesha, Wisconsin

We have audited the accompanying consolidated balance sheets of Telkonet, Inc., (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Milwaukee, Wisconsin

March 30, 2016

TELKONET, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$951,249	$1,128,072
Restricted cash on deposit	31,277	63,000
Accounts receivable, net	2,263,347	1,460,422
Inventories	812,052	1,027,250
Prepaid expenses and other current assets	157,500	95,282
Total current assets	4,215,425	3,774,026

Property and equipment, net	142,004	131,750

Other assets:
Goodwill	5,796,430	5,796,430
Intangible assets, net	775,257	1,016,937
Deposits	34,001	34,238
Deferred financing costs, net	14,633	33,582
Total other assets	6,620,321	6,881,187

Total Assets	$10,977,750	$10,786,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,754,566	$1,680,692
Accrued liabilities and expenses	882,041	1,090,025
Notes payable – current	93,340	279,740
Line of credit	901,771	628,204
Deferred revenues	291,965	120,754
Deferred lease liability – current	15,214	–
Customer deposits	309,840	394,717
Total current liabilities	4,248,737	4,194,132

Long-term liabilities:
Deferred lease liability - long term	103,804	140,575
Notes payable – long term	–	114,212
Deferred income taxes	734,047	534,661
Total long-term liabilities	837,851	789,448

Redeemable preferred stock: 15,000,000 shares authorized, par value $.001 per share
Series A; 215 shares issued, 185 shares outstanding at December 31, 2014, preference in liquidation of $1,303,859 as of December 31, 2014	–	1,303,859
Total redeemable preferred stock	–	1,303,859

Commitments and contingencies
Stockholders’ Equity
Series A, par value $.001 per share; 215 shares issued, 185 shares outstanding at December 31, 2015, preference in liquidation of $1,377,886 as of December 31, 2015	1,340,566	–
Series B, par value $.001 per share; 538 shares issued, 55 shares outstanding at December 31, 2015 and 2014, preference in liquidation of $394,055 and $372,030 as of December 31, 2015 and 2014, respectively	382,951	372,030
Common stock, par value $.001 per share; 190,000,000 shares authorized; 127,054,848 and 125,035,612 shares issued and outstanding at December 31, 2015 and 2014, respectively	127,054	125,035
Additional paid-in-capital	126,135,712	125,908,476
Accumulated deficit	(122,095,121)	(121,906,017)
Total stockholders’ equity	5,891,162	4,499,524

Total Liabilities and Stockholders’ Equity	$10,977,750	$10,786,963

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Revenues, net:
Product	$10,908,704	$10,973,544
Recurring	4,175,222	3,822,987
Total Net Revenues	15,083,926	14,796,531

Cost of Sales:
Product	5,734,954	6,504,630
Recurring	1,010,662	1,053,215
Total Cost of Sales	6,745,616	7,557,845

Gross Profit	8,338,310	7,238,686

Operating Expenses:
Research and development	1,605,667	1,312,488
Selling, general and administrative	6,381,727	5,366,006
Depreciation and amortization	273,507	275,236
Total Operating Expenses	8,260,901	6,953,730

Income from Operations	77,409	284,956

Other (Expenses) Income:
Interest (expense), net	(69,441)	(40,273)
Total Other (Expenses)	(69,441)	(40,273)

Income Before Provision for Income Taxes	7,968	244,683

Provision for Income Taxes	197,072	201,853

Net (Loss) Income	(189,104)	42,830

Accretion of preferred dividends and discount	(18,253)	(138,233)

Net loss attributable to common stockholders	$(207,357)	$(95,403)

Net loss per common share:
Net loss attributable to common stockholders per common share – basic	$(0.00)	$(0.00)
Net loss attributable to common stockholders per common share – diluted	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding – basic	125,859,903	125,035,612
Weighted Average Common Shares Outstanding – diluted	125,859,903	125,035,612

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

See accompanying notes to the consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2015	–	$–	55	$372,030	125,035,612	$125,035	$125,908,476	$(121,906,017)	$4,499,524

Shares issued to preferred stockholders for warrants exercised at $0.13 per share	–	–	–	–	2,019,236	2,019	260,481	–	262,500

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	14,383	–	14,383

Accretion of redeemable preferred stock dividends	–	18,454	–	10,921	–	–	(47,628)	–	(18,253)

Reclassification from temporary equity to permanent equity	185	1,322,112	–	–	–	–	–	–	1,322,112

Net loss	–	–	–	–	–	–	–	(189,104)	(189,104)

Balance at December 31, 2015	185	$1,340,566	55	$382,951	127,054,848	$127,054	$126,135,712	$(122,095,121)	$5,891,162

See accompanying notes to the consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(189,104)	$42,830

Adjustments to reconcile net (loss) income from operations to cash used in operating activities:
Stock-based compensation expense	14,383	15,046
Amortization of deferred financing costs	18,949	9,100
Depreciation	31,827	33,556
Amortization	241,680	241,680
Provision for doubtful accounts, net of recoveries	19,951	(76,910)
Deferred income taxes	199,386	199,386

Changes in assets and liabilities:
Accounts receivable	(822,876)	276,244
Inventories	215,198	(87,868)
Prepaid expenses and other current assets	(62,218)	75,934
Deposits and other long term assets	237	–
Accounts payable	73,874	(162,897)
Accrued liabilities and expenses	(207,984)	(907,132)
Deferred revenue	171,211	9,463
Customer deposits	(84,877)	317,312
Deferred lease liability	(21,557)	9,655
Net Cash Used In Operating Activities	(401,920)	(4,601)

Cash Flows From Investing Activities:
Purchase of property and equipment	(42,081)	(120,668)
Change in restricted cash	31,723	319,000
Net Cash (Used In) Provided By Investing Activities	(10,358)	198,332

Cash Flows From Financing Activities:
Payments on notes payable	(300,612)	(266,535)
Proceeds from exercise of warrants	262,500	–
Net proceeds from line of credit	273,567	628,204
Net Cash Provided By Financing Activities	235,455	361,669

Net (decrease) increase in cash and cash equivalents	(176,823)	555,400
Cash and cash equivalents at the beginning of the year	1,128,072	572,672
Cash and cash equivalents at the end of the year	$951,249	$1,128,072

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the year for interest	$54,428	$39,014
Cash paid during the year for income taxes, net of refunds	(10,431)	1,420
Non-cash transactions:
Accretion of discount on redeemable preferred stock	–	90,149
Accretion of dividends on redeemable preferred stock	47,628	96,051

See accompanying notes to consolidated financial statements

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

The Company operates in one reportable segment based on management’s view of its business for purposes of evaluating performance and making operating decisions. The Company utilizes shared services including but not limited to, human resources, payroll, finance, sales, support services, as well as certain shared assets and sales, general and administrative costs. The Company’s approach is to make operational decisions and assess performance based on delivering products and services that together provide solutions to its customer base, utilizing a functional management structure and shared services where possible. Based upon this business model, the chief operating decision maker only reviews consolidated financial information.

Liquidity and Financial Condition

The Company reported a net loss of $189,104 for the year ended December 31, 2015, had cash used in operating activities of $401,920, had an accumulated deficit of $122,095,121 and total current liabilities in excess of current assets of $33,312 as of December 31, 2015. Since inception, the Company’s primary sources of ongoing liquidity for operations have come through private and public offerings of equity securities, and the issuance of various debt instruments and asset-based lending. For the years ended December 31, 2014, the Company’s independent registered public accounting firm’s report on the consolidated financial statements included an explanatory paragraph relating to the Company’s ability to continue as a going concern, which was based on the Company’s history of losses from operations, cash used to support operating activities, and the uncertainty regarding contingent liabilities cast doubt on the Company’s ability to satisfy such liabilities.

As discussed in Note H, the Series A preferred stock became redeemable at the option of the preferred stock holders on November 19, 2014 and for a period of 180 days thereafter, provided that at least 50% of the holders provide written notice to the Company requesting redemption. As of December 31, 2015, no redemption of the preferred stock occurred and any future redemption of the Series A or B preferred stock would be entirely at the option of the Company. Furthermore, on February 17, 2016, an amendment to the revolving credit facility with Heritage Bank of Commerce was executed extending the maturity date of the revolving credit facility to September 30, 2018, unless earlier accelerated under the terms of the Loan and Security Agreement (the “Loan Agreement”). The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the revolving credit facility bears interest at the Prime Rate plus 3.00%. The outstanding balance was $901,771 as of December 31, 2015 and the remaining available borrowing capacity was approximately $532,700. As of December 31, 2015, the Company was in compliance with all financial covenants.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The Company’s liquidity plan includes reviewing options for raising additional capital including, but not limited to, asset-based or equity financing, private placements, and/or disposition of assets.  Management believes that with additional financing, the Company will be able to fund required working capital, research and development and marketing expenses attendant to promoting revenue growth. However, any equity financing may be dilutive to stockholders and any additional debt financing would increase expenses and may involve restrictive covenants.   While we have been successful in securing financing through September 30, 2018 to provide adequate funding for working capital purposes, there is no assurance that obtaining additional or replacement financing, if needed, will sufficiently fund future operations, repay existing debt or implement the Company’s growth strategy. The Company’s failure to execute on this strategy may have a material adverse effect on its business, results of operations and financial position.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company has never experienced any losses related to these balances. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial conditions and limits the amount of credit extended when deemed necessary. The Company provides credit to its customers primarily in the United States in the normal course of business. The Company routinely assesses the financial strength of its customers and, as a consequence, believes its trade receivables credit risk exposure is limited.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Restricted Cash on Deposit

During 2014, the Company was awarded a contract with a bonding requirement. The Company satisfied this requirement during the year ended December 31, 2014 with cash collateral supported by an irrevocable standby letter of credit in the amount of $63,000. The Company continues to execute contracts with bonding requirements and maintains this cash collateral on deposit for current and future projects. The amount is presented as restricted cash on deposit on the consolidated balance sheet as of December 31, 2015 and 2014. The outstanding balance as of December 31, 2015 and 2014 was $31,277 and $63,000, respectively.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessment of past due balances and economic conditions. The Company writes off accounts receivable when they become uncollectible. The allowance for doubtful accounts was $23,343 and $36,873 at December 31, 2015 and 2014, respectively. Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past due date. The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period. Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history. Typically, accounts are only escalated to “uncollectible” status after multiple attempts at collection have proven unsuccessful.

Inventories

Inventories consist of routers, switches and access points for Ethostream’s internet access solution and thermostats, sensors and controllers for Telkonet’s EcoSmart product platform. These inventories are purchased for resale and do not include manufacturing labor and overhead. Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method. The Company’s inventories are subject to technological obsolescence. Management evaluates the net realizable value of its inventories on a quarterly basis and when it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. The charge taken against income was approximately $(2,000) and $46,600 for the years ended December 31, 2015 and 2014, respectively.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Property and Equipment

In accordance with Accounting Standards Codification ASC 360 “Property Plant and Equipment”, property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives range from 2 to 10 years.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash on deposit, accounts receivable, accounts payable, line of credit, notes payable, and certain accrued liabilities. The carrying amounts of these assets and liabilities approximate fair value due to the short maturity of these instruments (Level 1 instruments), except for the line of credit and notes payable. The carrying amount of the line of credit and notes payable approximates fair value due to the interest rate and terms approximating those available to the Company for similar obligations (Level 2 instruments).

The Company accounts for the fair value of financial instruments in accordance with ASC 820, which defines fair value for accounting purposes, established a framework for measuring fair value and expanded disclosure requirements regarding fair value measurements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company categorizes financial assets and liabilities that are recurring, at fair value into a three-level hierarchy in accordance with these provisions.

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

Goodwill and Other Intangibles

In accordance with the accounting guidance on goodwill and other intangible assets, the Company performs an annual impairment test of goodwill and other intangible assets at the reporting unit level, or more frequently if events or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value. Amortization is recorded for other intangible assets with determinable lives using the straight line method over the 12 year estimated useful life. Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill. The Company utilizes a discounted cash flow valuation methodology to determine the fair value of the reporting unit. This approach is developed from management’s forecasted cash flow data. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired. If the carrying amount exceeds fair value, the Company calculates an impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill to the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Based on the annual assessment for impairment performed during 2015 and 2014, no impairment was recorded.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the years ended December 31, 2015 and 2014, there were 7,463,635 and 9,845,758 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with ASC 605-10, “Revenue Recognition” and ASC 605-10-S99 guidelines that require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Assuming all conditions for revenue recognition have been satisfied, product revenue is recognized when products are shipped and installation revenue is recognized when the services are completed. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The guidelines also address the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

●	VSOE – In most instances, products are sold separately in stand-alone arrangements. Services are also sold separately through renewals of contracts with varying periods. The Company determines VSOE based on pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

●	TPE – If the Company cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, the Company uses third-party evidence of selling price. The Company determines TPE based on sales of comparable amount of similar product or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

●

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

Under the estimated selling price method, revenue is recognized in MEAs based on estimated selling prices for all of the elements in the arrangement, assuming all other conditions for revenue recognition have been satisfied.  To determine the estimated selling price, the Company establishes the selling price for its products and installation services using the Company’s established pricing guidelines, which the proceeds are allocated between the elements and the arrangement.

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

The Company provides call center support services to properties installed by the Company and also to properties installed by other providers. In addition, the Company provides the property with the portal to access the Internet. The Company receives monthly service fees from such properties for its services and Internet access. The Company recognizes the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts. The Company reports such revenues as recurring revenues. Deferred revenue includes deferrals for the monthly support service fees and Internet access.

Sales Taxes

Unless provided with a resale or tax exemption certificate, the Company assesses and collects sales tax on sales transactions and records the amount as a liability. It is recognized as a liability until remitted to the applicable state. Total revenues do not include sales tax as the Company is considered a pass through conduit for collecting and remitting sales taxes.

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the years ended December 31, 2015 and 2014, the Company experienced returns of approximately 1% to 3% of material’s included in the cost of sales. As of December 31, 2015 and 2014, the Company recorded warranty liabilities in the amount of $66,555 and $44,288, respectively, using this experience factor range.

Product warranties for the years ended December 31 is as follows:

	2015	2014
Beginning balance	$44,288	$77,943
Warranty claims incurred	(52,833)	(45,710)
Provision charged to expense	75,100	12,055
Ending balance	$66,555	$44,288

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $15,978 and $15,021 in advertising costs during the years ended December 31, 2015 and 2014, respectively.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2015 and 2014 were $1,605,667 and $1,312,488, respectively.

Stock-Based Compensation

The Company accounts for stock-based awards in accordance with ASC 718-10, “Share-Based Compensation”, which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and restricted stock awards. The Company’s estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will hold vested stock options before exercising them, the estimated volatility of the Company’s common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company’s consolidated statements of operations.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2015 and prior years, expected stock price volatility is based on the historical volatility of the Company’s stock for the related vesting periods.

Stock-based compensation expense in connection with options granted to employees for the year ended December 31, 2015 and 2014 was $14,383 and $15,046, respectively.

Deferred Lease Liability

Rent expense is recorded on a straight-line basis over the term of the lease. Rent escalations and rent abatement periods during the term of the lease create a deferred lease liability which represents the excess of cumulative rent expense recorded to date over the actual rent paid to date.

Lease Abandonment

On July 15, 2011, the Company executed a sublease agreement for approximately 12,000 square feet of commercial office space in Germantown, Maryland and ceased utilizing this space for the Company’s benefit. Because the Company no longer had access to this subleased space, a charge of $59,937 was recorded in accrued liabilities and expenses related to this abandonment during 2011. On June 27, 2012, the subtenant exercised the option to extend the expiration term of the sublease from January 31, 2013 to December 31, 2015 and an additional charge of $132,174 was recorded. The remaining liability at December 31, 2015 and 2014 was $0 and $46,673, respectively.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The guidance for this standard was initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, however in August 2015 the FASB delayed the effective date of the standard for one full year. Companies will adopt the standard using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740), which requires deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in the consolidated balance sheets. ASU No. 2015-17 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not believe this guidance will have a material impact on the Company's future statement of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at December 31, 2015 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(2,124,743)	$–	$775,257	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(2,124,743)	–	775,257
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Goodwill – SSI	5,874,016	–	(5,874,016)	–
Total Goodwill	14,670,446	–	(8,874,016)	5,796,430
Total	$17,570,446	$(2,124,743)	$(8,874,016)	$6,571,687

Total identifiable intangible assets acquired and their carrying values at December 31, 2014 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(1,883,063)	$–	$1,016,937	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(1,883,063)	–	1,016,937
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Goodwill – SSI	5,874,016	–	(5,874,016)	–
Total Goodwill	14,670,446	–	(8,874,016)	5,796,430
Total	$17,570,446	$(1,883,063)	$(8,874,016)	$6,813,367

Total amortization expense charged to operations for the years ended December 31, 2015 and 2014 was $241,680 per year. The weighted average remaining amortization period for the subscriber list is 3.2 years.

Estimated future amortization expense as of December 31, 2015 is as follows:

Years Ended December 31,
2016	$241,680
2017	241,680
2018	241,680
2019	50,217
Total	$775,257

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

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The carrying value of the Company’s goodwill could change if the Company is unable to achieve operating results at the levels that have been forecasted, or if there is a permanent, negative change in the market demand for the services offered by the Company. These changes could result in an impairment of the remaining goodwill balance that could require an additional material non-cash charge to the Company’s results of operations. No impairment was recorded for the years ended December 31, 2015 and 2014, respectively.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of December 31, 2015 and 2014 are as follows:

	2015	2014
Accounts receivable	$2,286,690	$1,497,295
Allowance for doubtful accounts	(23,343)	(36,873)
Accounts receivable, net	$2,263,347	$1,460,422

NOTE E – PROPERTY AND EQUIPMENT

The Company’s property and equipment as of December 31, 2015 and 2014 consists of the following:

	2015	2014
Development test equipment	$26,925	$45,752
Computer software	55,677	55,677
Leasehold improvements	2,675	2,675
Office equipment	20,731	20,706
Office fixtures and furniture	182,045	157,183
Total	288,053	281,993
Accumulated depreciation	(146,049)	(150,243)
Total property and equipment	$142,004	$131,750

Depreciation expense included as a charge to income was $31,827 and $33,556 for the years ended December 31, 2015 and 2014, respectively.

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of December 31, 2015 and 2014 are as follows:

	2015	2014
Accrued liabilities and expenses	$198,906	$342,841
Accrued payroll and payroll taxes	386,521	345,589
Accrued sales taxes, penalties, and interest	229,768	353,260
Accrued interest	291	4,047
Product warranties	66,555	44,288
Total accrued liabilities and expenses	$882,041	$1,090,025

NOTE G – DEBT

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”). The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement was secured by substantially all of the Company’s assets. On September 24, 2014, the Department signed a subordination agreement of all the Company’s security interests. The proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of December 31, 2015 and 2014 were $52,579 and $103,979, respectively.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”). Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. During the year ended December 31, 2015, the Company made additional payments of $20,000 in aggregate beyond the required monthly payments of principal and interest. The outstanding principal balance of the Note as of December 31, 2015 and 2014 was $40,761 and $289,973, respectively.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.50% at December 31, 2015 and 6.25% at December 31, 2014, respectively. On October 9, 2014, as part of the Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Loan Agreement.

The Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Loan Agreement may be terminated. The Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of December 31, 2015, the Company was in compliance with all financial covenants. The outstanding balance on the Credit Facility was $901,771 and $628,204 at December 31, 2015 and 2014, respectively. The remaining available borrowing capacity was approximately $532,700 at December 31, 2015.

NOTE H – REDEEMABLE PREFERRED STOCK

Series A

The Company has designated 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A is convertible, at the option of the holder thereof, at any time, into shares of common stock at an initial conversion price of $0.363 per share. In the event of a change of control (as defined in the purchase agreement with respect to the Series A), or at the holder’s option, on November 19, 2014 and for a period of 180 days thereafter, provided that at least 50% of the shares of Series A issued on the Series A Original Issue Date remain outstanding as of November 19, 2014, and the holders of at least a majority of the then outstanding shares of Series A provide written notice requesting redemption of all shares of Series A, the Company was required to redeem the Series A for the purchase price of $5,000 per share, plus any accrued but unpaid dividends. By way of the redemption option available to holders of the Company’s Series A shares having expired on May 18, 2015 with no Series A holders requesting redemption of their shares, the redemption feature at the option of the holders was eliminated, thereby, resulting in the reclassification of $1,322,112 from temporary equity, which was classified as “redeemable preferred stock” in the Company’s consolidated balance sheets, to permanent equity during the year ended December 31, 2015.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share. The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares. On November 19, 2014 and for a period of 180 days thereafter, the Series A were redeemable at the option of the holder and the carrying value of the preferred stock, net of discount and including accumulated dividends, had been classified as redeemable preferred stock on the consolidated balance sheets. The redemption feature at the option of the holders expired, thereby, resulting in the reclassification from temporary equity to permanent equity during the year ended December 31, 2015.

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

The charge to additional paid in capital for amortization of Series A discount and costs for the year ended December 31, 2014 was $64,207.

For the years ended December 31, 2015 and 2014, the Company recorded accrued dividends for Series A in the amount of $36,707 and $74,026, respectively and had cumulative accrued dividends of $452,886 and $378,859 as of December 2015 and 2014, respectively. The recorded accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and an increase to the net income (loss) attributable to common stockholders and the net unpaid recorded accrued dividends been added to the carrying value of the preferred stock.

Series B

The Company has designated 538 shares of preferred stock as Series B Preferred Stock (“Series B”). Each share of Series B is convertible, at the option of the holder thereof, at any time, into shares of the Company’s Common Stock at a conversion price of $0.13 per share. As a result of the Series B conversions during the year ended December 31, 2013, the outstanding Series B shares are not redeemable at the option of the holders. The Series B accrues dividends at an annual rate of 8% of the original purchase price, payable only when, as, and if declared by the Company’s Board of Directors.

On August 4, 2010, the Company sold 267 shares of Series B with attached warrants to purchase an aggregate of 5,134,626 shares of the Company’s common stock at $0.13 per share. The Series B shares were sold at a price per share of $5,000 and each Series B share was convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,335,000 from the sale of the Series B shares. Up and until the quarter ended September 30, 2013, the Series B were redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and including accumulated dividends, had been classified as redeemable preferred stock on the consolidated balance sheets. During the year ended December 31, 2011, shareholders converted 45 redeemable preferred shares issued on August 4, 2010, to, in aggregate, 1,730,762 shares of common stock. During the year ended December 31, 2013, shareholders converted 167 redeemable preferred shares issued on August 4, 2010, to, in aggregate, 6,423,072 shares of common stock.

A portion of the proceeds from the August 4, 2010 offering was allocated to the warrants based on their relative fair value, which totaled $394,350 using the Black-Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $394,350 to the Series B preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model were as follows: (1) dividend yield of 0%; (2) expected volatility of 123%, (3) weighted average risk-free interest rate of 1.76%, (4) expected term of approximately 4 years, and (5) estimated fair value of Telkonet common stock of $0.109 per share. The expected term of the warrants represents the estimated period of time until exercise and was based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $788,700, were recorded as a discount and deducted from the face value of the preferred stock. The discount is being amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings). During the year ended December 31, 2013, a portion of the discount of approximately $123,100 was accelerated and recognized immediately as a charge to additional paid-in capital and accretion of preferred stock discounts and an increase to the net loss attributable to common stockholders for the 167 redeemable preferred shares converted to common stock.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

On April 8, 2011, the Company sold 271 additional shares of Series B with attached warrants to purchase an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share. The Series B shares were sold at a price per share of $5,000 and each Series B share was convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,355,000 from the sale of the Series B shares. During the year ended December 31, 2013, all 271 of the redeemable preferred shares issued on April 8, 2011, were converted to, in aggregate, 10,423,067 shares of common stock.

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

A portion of the proceeds from the April 18, 2011 offering were allocated to the warrants based on their relative fair value, which totaled $427,895 using the Black-Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $427,895 to the Series B shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 129%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of approximately 3.5 years, and (5) estimated fair value of Telkonet common stock of $0.12 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $855,790, have been recorded as a discount and deducted from the face value of the Series B shares. The discount is being amortized over the period from issuance to November 19, 2014 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings). During the year ended December 31, 2013, the remaining discount of approximately $261,300 was accelerated and recognized immediately as a charge to additional paid-in capital and accretion of preferred stock discounts upon the 271 redeemable preferred stock conversions to common stock.

The charge to additional paid in capital for amortization of Series B discount and costs for the year ended December 31, 2014 was $25,942.

For the years ended December 31, 2015 and 2014, the Company recorded accrued dividends for Series B in the amount of $10,921 and $22,025, respectively, and had cumulative accrued dividends of $119,055 and $97,030 as of December 31 2015 and 2014, respectively. The recorded accrued dividends had been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid recorded accrued dividends have been added to the carrying value of the preferred stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $394,055 and second, Series A with a preference value of $1,377,886. Both series of preferred stock are equal in their dividend preference over common stock.

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. At December 31, 2015 and 2014, there were 185 shares of Series A and 55 shares of Series B outstanding.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2015 and 2014, the Company had 127,054,848 and 125,035,612 common shares issued and outstanding, respectively.

During the year ended December 31, 2015, 2,019,236 warrants were exercised for an aggregate of 2,019,236 shares of the Company’s common stock at $0.13 per share. These warrants were originally granted to shareholders of the August 4, 2010 Series B preferred stock issuance. The Company received proceeds of $262,500 from the exercise of warrants.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE J – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company maintains an equity incentive plan, (the “Plan”). The Plan was established in 2010 as an incentive plan for officers, employees, non-employee directors, prospective employees and other key persons. The Plan is administered by the Board of Director’s or the compensation committee, which is comprised of not less than two Non-Employee Directors who are independent. A total of 10,000,000 shares of stock were reserved and available for issuance under the Plan. The exercise price per share for the Stock covered by a stock option granted shall be determined by the Administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. The term of each stock option shall be fixed by the Administrator, but no stock option shall be exercisable more than ten years after the date the stock option is granted. As of December 31, 2015, there were approximately 5,747,553 shares remaining for issuance in the Plan.

It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a better alignment of their interests with those of the Company and its stockholders.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of December 31, 2015.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	175,000	1.82	$0.14	175,000	$0.14
$0.16 - $0.99	1,570,225	7.03	0.18	1,320,499	0.18
$1.00 - $5.60	80,000	1.11	2.28	80,000	2.28
	1,825,225	6.27	$0.28	1,575,499	$0.28

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2014	1,735,225	$0.43
Granted	200,000	0.19
Exercised	-	-
Cancelled or expired	(5,000)	3.50
Outstanding at December 31, 2014	1,930,225	$0.40
Granted	50,000	0.18
Exercised	-	-
Cancelled or expired	(155,000)	1.81
Outstanding at December 31, 2015	1,825,225	$0.28

The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures. The Company estimates the volatility of the Company’s common stock based on the calculated historical volatility of the Company’s common stock using the trailing 24 months of share price data prior to the date of the award. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. The Company has not paid any cash dividends on the Company’s common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation for those awards that are expected to vest. In accordance with ASC 718-10, the Company adjusts share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.

The following table summarizes the assumptions used to estimate the fair value of options granted during the years ended December 2015 and 2014, using the Black-Scholes option-pricing model:

	2015	2014
Expected life of option (years)	10	10
Risk-free interest rate	1.28%	2.77%
Assumed volatility	135%	110%
Expected dividend rate	0	0
Expected forfeiture rate	32%	0%

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The total estimated fair value of the options granted during the years ended December 31, 2015 and 2014 was $8,481 and $35,298. The total fair value of underlying shares related to options that vested during the years ended December 31, 2015 and 2014 was $14,383 and $15,046. Future compensation expense related to non-vested options at December 31, 2015 was $40,088 and will be recognized over the next 5.0 years. The aggregate intrinsic value of the vested options was zero as of December 31, 2015 and 2014. Total stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2015 and 2014 was $14,383 and $15,046, respectively.

Non-Employee Stock Options

There were no non-employees stock options issued or outstanding at December 31, 2015 or 2014.

Warrants

The following table summarizes the changes in warrants outstanding and the related exercise prices for the warrants issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	5,211,542	0.32	$0.13	5,211,542	$0.13
0.18	50,000	1.91	0.18	50,000	0.18
0.20	250,000	5.77	0.20	250,000	0.20
3.00	126,868	0.32	3.00	126,868	3.00
	5,638,410	0.57	$0.20	5,638,410	$0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2014	9,359,914	$0.32
Issued	300,000	0.20
Exercised	–	–
Cancelled or expired	(1,744,381)	0.51
Outstanding at December 31, 2014	7,915,533	0.27
Issued	–	–
Exercised	(2,019,236)	0.13
Cancelled or expired	(257,887)	3.00
Outstanding at December 31, 2015	5,638,410	$0.20

There were no warrants granted, 2,019,236 warrants exercised and 257,887 cancelled or forfeited during the year ended December 31, 2015. The Company issued 300,000 warrants and 1,744,381 warrants were cancelled or forfeited during the year ended December 31, 2014.

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

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

On July 15 and July 17, 2015, Messrs. Davis and Tienor each signed a General Indemnity Agreement pledging personal property on behalf of the Company for another customer contract that required bonding. The Company agreed to compensate each in the amount of $2,000, grossed up to accommodate their 2015 federal income tax liability associated with the payments. The amounts owed to Messrs. Davis and Tienor as of December 31, 2015 and December 31, 2014, were $11,994 and $24,090, respectively, and are recorded in accounts payable and accrued expense on the accompanying consolidated balance sheets.

From time to time the Company may receive advances from certain of its officers in the form of salary deferment, cash advances to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of December 31, 2015 and 2014, there were no such arrangements.

NOTE L – INCOME TAXES

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

A reconciliation of tax expense computed at the statutory federal tax rate on income (loss) from operations before income taxes to the actual income tax (benefit) / expense is as follows:

	2015	2014
Tax provision (benefits) computed at the statutory rate	$2,709	$83,192
State taxes	8,850	(26,756)
Book expenses not deductible for tax purposes	28,811	20,846
Expired capital losses	149,838	(176,627)
Other	(9,300)	(345)
	180,908	(99,690)
Change in valuation allowance for deferred tax assets	16,164	301,543
Income tax expense	$197,072	$201,853

During 2015, approximately $700,000 of state net operating loss carryforwards expired and the Company lowered its effective state tax rate. The aggregate effect of these items resulted in a reduction to the allowance of approximately $60,000.

Deferred income taxes include the net tax effects of net operating loss (NOL) carry forwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2015	2014
Deferred Tax Assets:
Net operating loss carry forwards	$32,047,724	$31,909,052
Intangibles	991,875	1,141,121
Other	726,013	728,937
Total deferred tax assets	33,765,612	33,779,110

Deferred Tax Liabilities:
Intangibles	(734,047)	(534,661)
Total deferred tax liabilities	(734,047)	(534,661)
Valuation allowance	(33,765,612)	(33,779,110)
Net deferred tax liabilities	$(734,047)	$(534,661)

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of December 31, 2015 and 2014, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $33,770,000 and $33,780,000, respectively. The overall decrease in the valuation allowance is related to federal and state loss carryforwards that expired as of December 31, 2015, less federal and state losses generated for the year ended December 31, 2015.

At December 31, 2015 the Company had net operating loss carryforwards of approximately $90,600,000 and $47,300,000, respectively, for federal and state income tax purposes which will expire at various dates from 2016 – 2035.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The Company has indefinite-lived goodwill, which is not amortized for financial reporting purposes. However, this asset is amortized over 15 years for tax purposes. As such, income tax expense and a deferred income tax liability arise as a result of the tax-deductibility of this asset. The resulting deferred income tax liability, which is expected to continue to increase over time, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” This deferred income tax liability could remain on the Company’s balance sheet permanently unless there is an impairment of the related asset (for financial reporting purposes), or the business to which those assets relate were to be disposed of. Due to the fact that the aforementioned deferred income tax liability could have an indefinite life, it is not netted against the Company’s deferred tax assets when determining the required valuation allowance. Doing so would result in the understatement of the valuation allowance and related income tax expense.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011 and various states before 2011. Although these years are no longer subject to examination by the Internal Revenue Service (IRS) and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they have been or will be used in a future period.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no change in the liability for unrecognized tax benefits. The Company has no tax positions at December 31, 2015 or 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2015 or 2014. The Company’s utilization of any net operating loss carryforwards may be unlikely due to its continuing losses.

NOTE M – COMMITMENTS AND CONTINGENCIES

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

The Company leased 16,416 square feet of commercial office space in Germantown, Maryland. The lease commitments expired in December 2015. On July 15, 2011, Telkonet executed a sublease agreement for 11,626 square feet of the office space in Germantown, Maryland. The subtenant received one month rent abatement and had the option to extend the sublease from January 31, 2013 to December 31, 2015. On June 27, 2012 the subtenant exercised the option to extend the expiration of the term of the sublease from January 31, 2013 to December 31, 2015.

In January 2016, the Company entered into a lease agreement for 2,237 square feet of commercial office space in Germantown, Maryland for its Maryland employee’s. The Germantown lease expires at the end of January 2017.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Commitments for minimum rentals under non-cancelable leases as of December 31, 2015 are as follows:

Years ending December 31,

2016	$248,274
2017	254,740
2018	258,381
2019	265,305
2020	128,863
2021	28,014
Total	$1,183,577

Rental expenses charged to operations for the years ended December 31, 2015 and 2014 was $665,061 and $642,277, respectively. Sub-rental income received for the year ended December 31, 2015 and 2014 was $138,234 and $136,666, respectively.

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

Jason L. Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement with us dated May 1, 2015. Mr. Tienor’s employment agreement has a term of one (1) year, which may be extended by mutual agreement of the parties thereto, and provides, among other things, for an annual base salary of $206,000 per year and bonuses and benefits based on the Company’s internal policies and participation in our incentive and benefit plans.

Jeffrey J. Sobieski, Chief Technology Officer, is employed pursuant to an employment agreement with us dated May 1, 2015. Mr. Sobieski’s employment agreement has a term of one (1) year, which may be extended by mutual agreement of the parties thereto, and provides for a base salary of $195,700 per year and bonuses and benefits based upon the Company’s internal policies and participation in the Company’s incentive and benefit plans.

F. John Stark III, Chief Financial Officer, is employed pursuant to an employment agreement with us dated November 14, 2015. Mr. Stark’s employment agreement has a term of one (1) year, one (1) month, seventeen (17) days, which may be extended by mutual agreement of the parties thereto, and provides for a base salary of $175,000 per year and bonuses and benefits based upon the Company’s internal policies and participation in the Company’s incentive and benefit plans.

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

Indemnification Agreements

On March 31, 2010, the Company entered into Indemnification Agreements with director William H. Davis, and executives Jason L. Tienor, President and Chief Executive Officer and Jeffrey J. Sobieski, then Chief Operating Officer. On April 24, 2012, the Company entered into an Indemnification Agreement with director Timothy S. Ledwick. On April 1, 2014, the Company entered into Indemnification Agreement’s with director’s Kellogg L. Warner and Jeffrey P. Andrews. On November 14, 2015, the Company entered into an Indemnification Agreement with F. John Stark III, Chief Financial Officer.

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

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Sales Taxes

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure. Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company had approximately $230,000 and $353,000 accrued for this exposure as of December 31, 2015 and 2014, respectively.

The Company continues to manage the liability by establishing voluntary disclosure agreements (VDAs) with the applicable states, which establishes a maximum look-back period and payment arrangements. However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $30,000, not including any applicable interest and penalties.

Prior to 2015, the Company successfully executed and paid in full VDAs in thirty one states totaling approximately $695,000 and is current with the subsequent filing requirements.

During the year ended December 31, 2015, the Company executed two VDA’s totaling approximately $55,000. The Company is currently in negotiations with one state.

The following table sets forth the change in the sales tax accrual during the years ended December 31:

	2015	2014
Balance, Beginning of year	$353,260	$1,080,482
Sales tax collected	401,031	426,599
Provisions	(117,700)	(599,295)
Payments	(406,823)	(554,526)
Balance, End of year	$229,768	$353,260

NOTE N – BUSINESS CONCENTRATION

For the years ended December 31, 2015 and 2014, no single customer represented 10% or more of the Company’s total net revenues.

As of December 31, 2015, no single customer accounted for 10% of the Company’s net accounts receivable. As of December 31, 2014, one customer accounted for 13% of the Company’s net accounts receivable.

Purchases from two suppliers approximated $3,800,000, or 80%, of total purchases for the year ended December 31, 2015 and approximately $3,700,000, or 76%, of total purchases for the year ended December 31, 2014. Total due to these suppliers, net of deposits, was $584,288 and $750,084 as of December 31, 2015 and 2014, respectively.

NOTE O – EMPLOYEE BENEFIT PLAN

The Company has an employee savings plan covering substantially all employees who are at least 21 years of age and have completed at least 6 months of service. Effective January 01, 2012, the plan provides for matching contributions equal to 100% of each dollar contributed by the employee up to 4% of the employee’s salary. The Company’s matching contributions vest immediately. The Company may also elect to make discretionary contributions. The Company made contributions to the plan of approximately $153,325 and $126,600 for the years ended December 31, 2015 and 2014, respectively.

