Form 10-Q
period 2016-03-31
TELKONET INC
filed 2016-05-05
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 30, 2016 is 132,266,390.

TELKONET, INC.

FORM 10-Q for the Three Months Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$964,825	$951,249
Restricted cash on deposit	31,277	31,277
Accounts receivable, net	2,798,776	2,263,347
Inventories	702,144	812,052
Prepaid expenses and other current assets	235,563	157,500
Total current assets	4,732,585	4,215,425

Property and equipment, net	136,333	142,004

Other assets:
Goodwill	5,796,430	5,796,430
Intangible assets, net	714,837	775,257
Deposits	34,001	34,001
Deferred financing costs, net	9,896	14,633
Total other assets	6,555,164	6,620,321

Total Assets	$11,424,082	$10,977,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,688,473	$1,754,566
Accrued liabilities and expenses	1,203,260	882,041
Notes payable – current	39,746	93,340
Line of credit	1,061,771	901,771
Deferred revenue	242,716	291,965
Deferred lease liability - current	16,804	15,214
Customer deposits	271,602	309,840
Total current liabilities	4,524,372	4,248,737

Long-term liabilities:
Deferred lease liability – long term	99,316	103,804
Deferred income taxes	785,359	734,047
Total long-term liabilities	884,675	837,851

Commitments and contingencies

Stockholders’ Equity
Series A, par value $.001 per share; 215 shares issued, 185 shares outstanding at March 31, 2016 and December 31, 2015, preference in liquidation of $1,396,340 and $1,377,886 as of March 31, 2016 and December 31, 2015, respectively	1,340,566	1,340,566
Series B, par value $.001 per share; 538 shares issued, 55 shares outstanding at March 31, 2016 and December 31, 2015, preference in liquidation of $399,545 and $394,055 as of March 31, 2016 and December 31, 2015, respectively	382,951	382,951
Common stock, par value $.001 per share; 190,000,000 shares authorized; 127,054,848 shares issued and outstanding at March 31, 2016 and at December 31, 2015	127,054	127,054
Additional paid-in-capital	126,139,463	126,135,712
Accumulated deficit	(121,974,999)	(122,095,121)
Total stockholders’ equity	6,015,035	5,891,162

Total Liabilities and Stockholders’ Equity	$11,424,082	$10,977,750

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended March 31,
	2016	2015
Revenues, net:
Product	$3,546,683	$1,575,367
Recurring	1,077,423	999,179
Total Net Revenues	4,624,106	2,574,546

Cost of Sales:
Product	1,787,454	1,089,824
Recurring	278,035	238,264
Total Cost of Sales	2,065,489	1,328,088

Gross Profit	2,558,617	1,246,458

Operating Expenses:
Research and development	426,814	359,529
Selling, general and administrative	1,874,714	1,489,464
Depreciation and amortization	68,834	69,302
Total Operating Expenses	2,370,362	1,918,295

Income (Loss) from Operations	188,255	(671,837)

Other (Expenses) Income:
Interest income (expense), net	(16,196)	(20,054)
Total Other (Expense) Income	(16,196)	(20,054)

Income (Loss) Before Provision for Income Taxes	172,059	(691,891)

Provision for Income Taxes	51,937	52,187

Net Income (Loss)	120,122	(744,078)

Accretion of preferred dividends and discount	–	(18,253)
Net Income (Loss) attributable to common stockholders	$120,122	$(762,331)

Net income (loss) per common share:
Net income (loss) attributed to common stockholders per common share – basic	$0.00	$(0.01)
Net income (loss) attributed to common stockholders per common share – diluted	$0.00	$(0.01)

Weighted Average Common Shares Outstanding – basic	127,054,848	125,035,612
Weighted Average Common Shares Outstanding – diluted	129,335,871	125,035,612

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS FROM JANUARY 1, 2016 THROUGH MARCH 31, 2016

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2016	185	$1,340,566	55	$382,951	127,054,848	$127,054	$126,135,712	$(122,095,121)	$5,891,162

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	3,751	–	3,751

Net income	–	–	–	–	–	–	–	120,122	120,122

Balance at March 31, 2016	185	$1,340,566	55	$382,951	127,054,848	$127,054	$126,139,463	$(121,974,999)	$6,015,035

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$120,122	$(744,078)

Adjustments to reconcile net income (loss) from operations to cash used in operating activities:
Stock-based compensation expense	3,751	4,203
Amortization of deferred financing costs	4,737	4,737
Depreciation	8,414	8,882
Amortization	60,420	60,420
Provision for doubtful accounts, net of recoveries	18,796	(3,991)
Deferred income taxes	51,312	51,312

Changes in assets and liabilities:
Accounts receivable	(554,225)	546,695
Inventories	109,908	(130,992)
Prepaid expenses and other current assets	(78,063)	(37,556)
Deposits and other long term assets	–	238
Accounts payable	(66,093)	(278,636)
Accrued liabilities and expenses	321,219	53,271
Deferred revenue	(49,249)	60,824
Customer deposits	(38,238)	(10,529)
Deferred lease liability	(2,898)	97
Net Cash Used In Operating Activities	(90,087)	(415,103)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,743)	–
Net Cash Used In Investing Activities	(2,743)	–

Cash Flows From Financing Activities:
Payments on notes payable	(53,594)	(82,528)
Net proceeds (payments) from line of credit	160,000	(75,000)
Net Cash Provided By (Used In) Financing Activities	106,406	(157,528)

Net increase (decrease) in cash and cash equivalents	13,576	(572,631)
Cash and cash equivalents at the beginning of the period	951,249	1,128,072
Cash and cash equivalents at the end of the period	$964,825	$555,441

See accompanying notes to the unaudited condensed consolidated financial statements

6

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$11,684	$19,937
Non-cash transactions:
Accretion of dividends on redeemable preferred stock	–	23,684

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2015 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

Business and Basis of Presentation

Telkonet, formed in 1999 and incorporated under the laws of the state of Utah, is made up of two synergistic business divisions, EcoSmart Energy Management Technology and EthoStream High Speed Internet Access (HSIA) Network.

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

Liquidity and Financial Condition

The Company reported net income of $120,122 for the three months ended March 31, 2016, had cash used in operating activities of $90,087, had an accumulated deficit of $121,974,999 and a working capital surplus of $208,213 as of March 31, 2016. Since inception, the Company’s primary sources of ongoing liquidity for operations have come through private and public offerings of equity securities, and the issuance of various debt instruments and asset-based lending.

As discussed in Note G, the Series A preferred stock became redeemable at the option of the preferred stock holders on November 19, 2014 and for a period of 180 days thereafter, provided that at least 50% of the holders provide written notice to the Company requesting redemption. As of March 31, 2016 and December 31, 2015, no redemption of the preferred stock occurred and any future redemption of the Series A or B preferred stock would be entirely at the option of the Company. Furthermore, on February 17, 2016, an amendment to the revolving credit facility with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”) was executed extending the maturity date of the revolving credit facility to September 30, 2018, unless earlier accelerated under the terms of the Loan and Security Agreement (the “Loan Agreement”). The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the revolving credit facility bears interest at the Prime Rate plus 3.00%. The outstanding balance was $1,061,771 as of March 31, 2016 and the remaining available borrowing capacity was approximately $687,000. As of March 31, 2016, the Company was in compliance with all financial covenants.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Restricted Cash on Deposit

The Company executes contracts with bonding requirements and maintains this cash collateral on deposit for current and future projects. The amount is presented as restricted cash on deposit on the condensed consolidated balance sheet as of March 31, 2016 and December 31, 2015. The outstanding balance as of March 31, 2016 and December 31, 2015 was $31,277.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the three months ended March 31, 2016 and 2015, there were 7,463,635 and 9,845,758 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

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

MARCH 31, 2016

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the three months ended March 31, 2016 and the year ended December 31, 2015, the Company experienced returns of approximately 1% to 2% of materials included in the cost of sales. As of March 31, 2016 and December 31, 2015, the Company recorded warranty liabilities in the amount of $73,822 and $66,555, respectively, using this experience factor range.

Product warranties for the three months ended March 31, 2016 and the year ended December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Beginning balance	$66,555	$44,288
Warranty claims incurred	(14,733)	(52,833)
Provision charged to expense	22,000	75,100
Ending balance	$73,822	$66,555

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

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

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at March 31, 2016 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(2,185,163)	$–	$714,837	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(2,185,163)	–	714,837
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Total Goodwill	8,796,430	–	(3,000,000)	5,796,430
Total	$11,696,430	$(2,185,163)	$(3,000,000)	$6,511,267

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Total identifiable intangible assets acquired and their carrying values at December 31, 2015 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(2,124,743)	$–	$775,257	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(2,124,743)	–	775,257
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Total Goodwill	8,796,430		(3,000,000)	5,796,430
Total	$11,696,430	$(2,124,743)	$(3,000,000)	$6,571,687

Total amortization expense charged to operations for each of the three months ended March 31, 2016 and 2015 was $60,420. The weighted average remaining amortization period for the subscriber list is 2.95 years.

Estimated future amortization expense as of March 31, 2016 is as follows:

Remainder of 2016	$181,260
2017	241,680
2018	241,680
2019	50,217
Total	$714,837

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $8,796,430 as a result of the acquisition of EthoStream during the year ended December 31, 2007.  The Company evaluates goodwill for impairment based on the fair value of the reporting units to which this goodwill relates at least once a year. The Company utilizes a discounted cash flow valuation methodology (income approach) to determine the fair value of the reporting unit. Since acquisition, the Company has written off $3,000,000 of goodwill for EthoStream.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Accounts receivable	$2,827,293	$2,286,690
Allowance for doubtful accounts	(28,517)	(23,343)
Accounts receivable, net	$2,798,776	$2,263,347

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

NOTE E – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Accrued liabilities and expenses	$333,481	$198,906
Accrued payroll and payroll taxes	567,047	386,521
Accrued sales taxes, penalties, and interest	228,844	229,768
Accrued interest	66	291
Product warranties	73,822	66,555
Total accrued liabilities and expenses	$1,203,260	$882,041

NOTE F – DEBT

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”). The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement was secured by substantially all of the Company’s assets. On September 24, 2014, the Department signed a subordination agreement of all the Company’s security interests. The proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of March 31, 2016 and December 31, 2015 were $39,746 and $52,579, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”). Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. During the year ended December 31, 2015, the Company made additional payments of $20,000 in aggregate beyond the required monthly payments of principal and interest. The principal balance of the Note as of March 31, 2016 and December 31, 2015 was zero and $40,761, respectively.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a Loan and Security Agreement with Heritage Bank, governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.50% at March 31, 2016 and December 31, 2015. On October 9, 2014, as part of the Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Loan Agreement.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

The Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Loan Agreement may be terminated. The Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of March 31, 2016, the Company was in compliance with all financial covenants. The outstanding balance on the Credit Facility was $1,061,771 and $901,771 at March 31, 2016 and December 31, 2015 leaving an available borrowing base of approximately $687,000 and $532,700 at March 31, 2016 and December 31, 2015, respectively.

NOTE G – PREFERRED STOCK

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

For the three months ended March 31, 2016 and 2015, the Company has accrued dividends for Series A in the amount of zero and $18,253, and cumulative accrued dividends of $471,340 and $397,112, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and an increase to the net income (loss) attributable to common stockholders and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

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

On August 4, 2010, the Company sold 267 shares of Series B with attached warrants to purchase an aggregate of 5,134,626 shares of the Company’s common stock at $0.13 per share. The Series B shares were sold at a price per share of $5,000 and each Series B share was convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,335,000 from the sale of the Series B shares.  Up and until the quarter ended September 30, 2013, the Series B were redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and including accumulated dividends, had been classified as redeemable preferred stock on the consolidated balance sheets. During the year ended December 31, 2011, shareholders converted 45 redeemable preferred shares issued on August 4, 2010, to, in aggregate 1,730,762 shares of common stock. During the year ended December 31, 2013, shareholders converted 167 redeemable preferred shares issued on August 4, 2010, to, in aggregate, 6,423,072 shares of common stock.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

For the three months ended March 31, 2016 and 2015, the Company has accrued dividends for Series B in the amount of zero and $5,431, respectively, and cumulative accrued dividends of $124,545 and $102,461 as of March 31, 2016 and 2015, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $399,545 and second, Series A with a preference value of $1,396,340. Both series of preferred stock are equal in their dividend preference over common stock.

NOTE H – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. As of March 31, 2016 and December 31, 2015, there were 185 shares of Series A and 55 shares of Series B outstanding.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of March 31, 2016 and December 31, 2015 the Company had 127,054,848 common shares issued and outstanding.

NOTE I – STOCK OPTIONS AND WARRANTS

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of March 31, 2016.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	175,000	1.57	$0.14	175,000	$0.14
$0.16 - $0.99	1,570,225	6.84	0.18	1,323,683	0.18
$1.00 - $3.03	80,000	0.85	2.28	80,000	2.28
	1,825,225	6.07	$0.28	1,578,683	$0.28

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2015	1,930,225	$0.40
Granted	50,000	0.18
Exercised	–	–
Cancelled or expired	(155,000)	1.81
Outstanding at December 31, 2015	1,825,225	$0.28
Granted	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at March 31, 2016	1,825,225	$0.28

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

There were no options granted and no options exercised during the three months ended March 31, 2016 and 2015. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 was $3,751 and $4,203, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.13	5,211,542	0.02	$0.13	5,211,542	$0.13
0.18	50,000	1.66	0.18	50,000	0.18
0.20	250,000	5.52	0.20	250,000	0.20
3.00	126,868	0.02	3.00	126,868	3.00
	5,638,410	0.28	$0.20	5,638,410	$0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2015	7,915,533	$0.27
Issued	–	–
Exercised	(2,019,236)	0.13
Cancelled or expired	(257,887)	3.00
Outstanding at December 31, 2015	5,638,410	0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at March 31, 2016	5,638,410	$0.20

There were no warrants granted, exercised, cancelled or forfeited during the three months ended March 31, 2016 and 2015, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

NOTE J – RELATED PARTY TRANSACTIONS

On May 18 and June 4, 2015, Messrs. Davis and Tienor each signed a General Indemnity Agreement pledging personal property on behalf of the Company for another customer contract that required bonding. The Company agreed to compensate each in the amount of $3,000, grossed up to accommodate their 2015 federal income tax liability associated with the payments.

On July 15 and July 17, 2015, Messrs. Davis and Tienor each signed a General Indemnity Agreement pledging personal property on behalf of the Company for another customer contract that required bonding. The Company agreed to compensate each in the amount of $2,000, grossed up to accommodate their 2015 federal income tax liability associated with the payments. The amounts owed to Messrs. Davis and Tienor as of March 31, 2016 and December 31, 2015, were $4,000 and $11,994, respectively, and were recorded in accrued liabilities and expenses on the accompanying condensed consolidated balance sheets.

From time to time the Company may receive advances from certain of its officers in the form of salary deferment, cash advances to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of March 31, 2016 and December 31, 2015, there were no such arrangements.

NOTE K – COMMITMENTS AND CONTINGENCIES

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

In January 2016, the Company entered into a lease agreement for 2,237 square feet of commercial office space in Germantown, Maryland for its engineering employee’s in Maryland. The lease commitment expires in January 2017.

Commitments for minimum rentals under non-cancelable leases at March 31, 2016 are as follows:

2016 (remainder of)	$191,205
2017	254,740
2018	258,381
2019	265,305
2020	128,863
2021	28,014
Total	$1,126,508

Rental expenses charged to operations for the three months ended March 31, 2016 and 2015 was $108,462 and $162,212, respectively. Rental income received for the three months ended March 31, 2016 and 2015 was zero and $34,301, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure. Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $229,000 and $230,000 accrued as of March 31, 2016 and December 31, 2015, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

The Company continues to manage the liability by establishing voluntary disclosure agreements (VDAs) with the applicable states, which establishes a maximum look-back period and payment arrangements. However, if the aforementioned methods prove unsuccessful and the Company is examined or challenged by taxing authorities, there exists possible exposure of an additional $20,000, not including any applicable interest and penalties.

Prior to 2016, the Company successfully executed and paid in full VDAs in thirty one states totaling approximately $695,000 and is current with the subsequent filing requirements.

During the three months ended March 31, 2016, the Company executed two VDA’s totaling approximately $9,500. The Company is currently in negotiations with one state.

The following table sets forth the change in the sales tax accrual as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Balance, beginning of year	$229,768	$353,260
Sales tax collected	117,300	401,031
Interest and penalties	(3,017)	(117,700)
Payments	(115,207)	(406,823)
Balance, end of period	$228,844	$229,768

NOTE L – BUSINESS CONCENTRATION

For the three months ended March 31, 2016 one customer represented approximately 11% or more of total net revenues. For the three months ended March 31, 2015, no single customer represented 10% or more of total net revenues. As of March 31, 2016, one customer accounted for approximately 13% of the Company’s net accounts receivable. As of December 31, 2015, no single customer accounted for 10% of the Company’s net accounts receivable.

Purchases from two major suppliers approximated $744,000, or 64%, of purchases, and $837,000, or 79%, of purchases, for the three months ended March 31, 2016 and 2015, respectively. Total due to these suppliers, net of deposits, was approximately $374,643 as of March 31, 2016, and $584,288 as of December 31, 2015.

NOTE M – SUBSEQUENT EVENT

Between April 1, 2016 and April 8, 2016, all of the holders, twenty six (26), of the April 8, 2011, Series B preferred stock issuance, submitted warrant exercise forms notifying the Company of their intent to exercise their warrants to purchase an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share. The warrants were exercised on April 8, 2016. The Company received gross proceeds of $677,500 from the exercise of these warrants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three months ended March 31, 2016, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2015, filed March 30, 2016.

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

The Company’s direct sales effort target’s the hospitality, education, commercial, utility and government/military markets. Taking advantage of legislation, including the Energy Independence and Security Act of 2007, or EISA, the Energy Policy Act of 2005, and the American Recovery and Reinvestment Act the Company’s focused its sales efforts in areas with available public funding and incentives, such as rebate programs offered by utilities for efficiency upgrades. Through the Company’s proprietary platform, technology and partnerships with energy efficiency providers, the Company’s management intends to position the Company as a leading provider of energy management solutions.

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for the remainder of 2016 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.  Factors that could cause or contribute to such differences include those risks affecting the Company’s business as described in the Company’s filings with the SEC, including the current reports on Form 8-K, which factors are incorporated herein by reference. The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

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

EBITDA

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), income (loss) from operations, or any other measure for determining operating performance of liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the three months ended March 31, 2016 and 2015, the Company excluded items in the following general category described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous period.

RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA

FOR THE THREE MONTHS ENDED MARCH 31,

	2016	2015
Net income (loss)	$120,122	$(744,078)
Interest expense, net	16,196	20,054
Provision for income taxes	51,937	52,187
Depreciation and amortization	68,834	69,302
EBITDA	257,089	(602,535)
Adjustments:
Stock-based compensation	3,751	4,203
Adjusted EBITDA	$260,840	$(598,332)

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	March 31, 2016		March 31, 2015		Variance

Product	$3,546,683	77%	$1,575,367	61%	$1,971,316	125%
Recurring	1,077,423	23%	999,179	39%	78,244	8%
Total	$4,624,106	100%	$2,574,546	100%	$2,049,560	80%

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

For the three months ended March 31, 2016, product revenue increased by 125% when compared to the prior year period.  Product revenue in 2016 includes approximately $2.8 million attributed to the sale and installation of the Company’s EcoSmart Platform products, and approximately $0.7 million for the sale and installation of HSIA products. Sales from the EcoSmart Platform products increased $2.0 million over the prior year period. The hospitality market increased $1.3 million, the education market increased $0.3 million and the Multiple Dwelling Unit (“MDU”) market increased by $0.4 million over the prior year period. The Company’s commitment to access distribution channels through resellers and value added distribution partners continued to grow. Product revenue derived from channel partners increased by $0.8 million for the three months ended March 31, 2016 compared to the prior year period.

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

Recurring revenue includes approximately 2,300 hotels in the Company’s broadband network portfolio. The Company currently supports approximately 234,000 HSIA rooms with approximately 8.0 million monthly users.  For the three months ended March 31, 2016, recurring revenue increased by 8% when compared to the prior year period.  The increase in recurring revenue was mostly attributed to a $0.06 million increase associated with the Company’s EcoCare service and support program for the EcoSmart Suite of products. Support revenue from the Company’s HSIA support services added approximately $0.02 million compared to the prior year.

Cost of Sales

	Three Months Ended
	March 31, 2016		March 31, 2015		Variance

Product	$1,787,454	50%	$1,089,824	69%	$697,630	64%
Recurring	278,035	26%	238,264	24%	39,771	17%
Total	$2,065,489	45%	$1,328,088	52%	$737,401	56%

Costs of Product Sales

Costs of product sales include equipment and installation labor related to the sale of SmartGrid and broadband networking equipment, including EcoSmart technology and Telkonet iWire. For the three months ended March 31, 2016, product costs increased by 64% when compared to the prior year period. The increase was attributed to material costs of $0.50 million, outside contractor expenses of $0.26 million, parts, supplies, freight and travel of $0.04 million offset by a $0.10 million decrease to inventory valuation adjustments.

Costs of Recurring Revenue

Recurring costs are comprised of support wages and telecommunication services for the Company’s Customer Service department. For the three months ended March 31, 2016, recurring costs increased by 17% compared to the prior year period. The variance is attributed to a $0.04 million increase in support payroll costs.

Gross Profit

	Three Months Ended
	March 31, 2016		March 31, 2015		Variance

Product	$1,759,229	50%	$485,543	31%	$1,273,686	262%
Recurring	799,388	74%	760,915	76%	38,473	5%
Total	$2,558,617	55%	$1,246,458	48%	$1,312,159	105%

Gross Profit on Product Revenue

Gross profit for the three months ended March 31, 2016 increased by 262% when compared to the prior year period. The actual gross profit percentages increased to 50% compared to 31% for the comparable periods. This was a result of an increase in product sales of the Company’s EcoSmart energy management platform which have higher gross margins than the Company’s HSIA products. Sales from the EcoSmart Platform products increased $2.0 million over the prior year period.

Gross Profit on Recurring Revenue

The gross profit associated with recurring revenue increased by 5% for the three months ended March 31, 2016 when compared to the prior year period. The gross profit percentage actually decreased 2% compared to the prior year period. This was due mainly to the cost associated with the addition of three support staff personal.

Operating Expenses

	Three Months Ended March 31,
	2016	2015	Variance

Total	$2,370,362	$1,918,295	$452,067	24%

During the three months ended March 31, 2016, operating expenses increased by 24% when compared to the prior year period as outlined below.

Research and Development

	Three Months Ended March 31,
	2016	2015	Variance

Total	$426,814	$359,529	$67,285	19%

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. During the three months ended March 31, 2016, research and development costs increased 19% when compared to the prior year period. The majority of the variance is due to an approximate $0.07 million increase in expenditures for salaries and consulting. The additional personnel were needed for developing the Company’s new products and software applications.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2016	2015	Variance

Total	$1,874,714	$1,489,464	$385,250	26%

During the three months ended March 31, 2016, selling, general and administrative expenses increased over the prior year period by 26%. For the three month comparison, the variance is the result of increased expenditures for temporary staffing, marketing, accounting, and administration salaries and benefits of approximately $0.20 million. The Company added a Controller as well as two Channel Account Managers. These were new positions added since the prior year period. Commission expense increased $0.05 million from the prior year period, the result of the increase in sales over the prior year period. Public company fees increased $0.03 million. The remaining variance is due to an increase in bad debt expense of $0.02 million, professional fees of $0.04 million and trade show and advertising expense of $0.04 million.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private and public offerings of the Company’s equity securities, the issuance of various debt instruments and asset based lending, and cash generated from operations.

Working Capital

Working capital increased by $241,525 during the three months ended March 31, 2016 from working capital deficit (current liabilities in excess of current assets) of $33,312 at December 31, 2015 to a working capital surplus (current assets in excess of current liabilities) of $208,213 at March 31, 2016.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce. The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement was secured by substantially all of the Company’s assets. On September 24, 2014, the Department signed a subordination agreement of all the Company’s security interests. The proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of March 31, 2016 and December 31, 2015 were $39,746 and $52,579, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. under an Asset Purchase Agreement. Per the APA, the Company signed an unsecured Promissory Note due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. During the year ended December 31, 2015, the Company made additional payments of $20,000 in aggregate beyond the required monthly payments of principal and interest. The principal balance of the Note as of March 31, 2016 and December 31, 2015 was zero and $40,761, respectively.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly owned subsidiary, EthoStream, as co-borrowers, entered into a Loan and Security Agreement with Heritage Bank of Commerce, governing a new revolving credit facility in a principal amount not to exceed $2,000,000. Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.50% at March 31, 2016 and December 31, 2015. On October 9, 2014, as part of the Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Loan Agreement.

The Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Loan Agreement may be terminated. The Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of March 31, 2016, the Company was in compliance with all financial covenants. The outstanding balance on the Credit Facility was $1,061,771 and $901,771 at March 31, 2016 and December 31, 2015 leaving an available borrowing base of approximately $687,000 and $532,700 at March 31, 2016 and December 31, 2015, respectively.

Cash Flow Analysis

Cash used in continuing operations was $90,087 and $415,103 during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, funding performance bonds and managing current liabilities. The working capital changes during the three months ended March 31, 2016 were primarily related to an approximately $554,000 increase in accounts receivable, offset by a $110,000 decrease in inventory and a $321,000 increase in accrued liabilities and expenses. The working capital changes during the three months ended March 31, 2015 were primarily related to an approximately $278,000 decrease in accounts payable, a $131,000 increase in inventory offset by an $547,000 decrease in accounts receivable. Accounts receivable fluctuates based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Cash used in investing activities was $2,743 and zero during the three months ended March 31, 2016 and 2015 respectively. During the three months ended March 31, 2016, the Company purchased approximately $2,743 of computer equipment. This asset will be depreciated over its respective estimated useful life.

Cash provided by financing activities was $106,406 and cash used in financing activities was $157,528 during the three months ended March 31, 2016 and 2015, respectively. The increase in cash borrowed from the line of credit was $160,000 and cash used in financing activities to repay indebtedness was $53,594 during the three months ended March 31, 2016. Cash used in financing activities to repay indebtedness was $82,528 and cash used to repay cash borrowed from the line of credit was $75,000 during the three months ended March 31, 2015.

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

Item 4.  Controls and Procedures.

As of March 31, 2016, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Due to the lack of a segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

During the three months ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Item 1A.  Risk Factors.

There have been no material changes to risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015 in response to Item 1A of Form 10-K.

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

Telkonet, Inc. Registrant

Date: May 5, 2016	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: May 5, 2016	By:	/s/ F. John Stark III
F. John Stark III Chief Financial Officer (principal financial officer)

