Form 10-Q
period 2016-06-30
TELKONET INC
filed 2016-08-15
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 31, 2016 is 132,266,390.

TELKONET, INC.

FORM 10-Q for the Six Months Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$899,088	$951,249
Restricted cash on deposit	–	31,277
Accounts receivable, net	2,772,498	2,263,347
Inventories	1,116,728	812,052
Prepaid expenses and other current assets	212,411	157,500
Total current assets	5,000,725	4,215,425

Property and equipment, net	128,326	142,004

Other assets:
Goodwill	5,796,430	5,796,430
Intangible assets, net	654,417	775,257
Deposits	10,130	34,001
Deferred financing costs, net	5,159	14,633
Total other assets	6,466,136	6,620,321

Total Assets	$11,595,187	$10,977,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,529,799	$1,754,566
Accrued liabilities and expenses	1,581,835	882,041
Notes payable – current	26,643	93,340
Line of credit	536,771	901,771
Deferred revenue – current	405,779	291,965
Deferred lease liability - current	18,428	15,214
Customer deposits	432,780	309,840
Total current liabilities	4,532,035	4,248,737

Long-term liabilities:
Deferred revenue – long term	108,236	–
Deferred lease liability – long term	93,585	103,804
Deferred income taxes	836,671	734,047
Total long-term liabilities	1,038,492	837,851

Commitments and contingencies

Stockholders’ Equity
Series A, par value $.001 per share; 215 shares issued, 185 shares outstanding at June 30, 2016 and December 31, 2015, preference in liquidation of $1,414,794 and $1,377,886 as of June 30, 2016 and December 31, 2015, respectively	1,340,566	1,340,566
Series B, par value $.001 per share; 538 shares issued, 55 shares outstanding at June 30, 2016 and December 31, 2015, preference in liquidation of $405,035 and $394,055 as of June 30, 2016 and December 31, 2015, respectively	382,951	382,951
Common stock, par value $.001 per share; 190,000,000 shares authorized; 132,266,390 and 127,054,848 shares issued and outstanding at June 30, 2016 and at December 31, 2015	132,266	127,054
Additional paid-in-capital	126,815,502	126,135,712
Accumulated deficit	(122,646,625)	(122,095,121)
Total stockholders’ equity	6,024,660	5,891,162

Total Liabilities and Stockholders’ Equity	$11,595,187	$10,977,750

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues, net:
Product	$3,202,443	$3,734,395	$6,749,126	$5,309,762
Recurring	1,066,926	1,021,079	2,144,349	2,020,258
Total Net Revenue	4,269,369	4,755,474	8,893,475	7,330,020

Cost of Sales:
Product	1,824,528	1,682,593	3,611,982	2,772,417
Recurring	232,534	236,007	510,569	474,271
Total Cost of Sales	2,057,062	1,918,600	4,122,551	3,246,688

Gross Profit	2,212,307	2,836,874	4,770,924	4,083,332

Operating Expenses:
Research and development	464,571	395,357	891,385	754,886
Selling, general and administrative	2,285,993	1,783,501	4,160,707	3,272,965
Depreciation and amortization	68,427	68,719	137,261	138,021
Total Operating Expenses	2,818,991	2,247,577	5,189,353	4,165,872

Income (Loss) from Operations	(606,684)	589,297	(418,429)	(82,540)

Other Income (Expenses):
Interest income (expense), net	(13,630)	(14,449)	(29,826)	(34,503)
Total Other Income (Expense)	(13,630)	(14,449)	(29,826)	(34,503)

Income (Loss) Before Provision for Income Taxes	(620,314)	574,848	(448,255)	(117,043)

Provision for Income Taxes	51,312	51,337	103,249	103,524
Net Income (Loss)	(671,626)	523,511	(551,504)	(220,567)

Accretion of preferred dividends and discount	–	–	–	(18,253)
Net income (loss) attributable to common stockholders	$(671,626)	$523,511	$(551,504)	$(238,820)

Net income (loss) per common share:
Net income (loss) attributable to common stockholders per common share– basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Net income (loss) attributable to common stockholders per common share – diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – basic	131,808,232	125,035,612	129,431,540	125,035,612
Weighted Average Common Shares Outstanding –diluted	131,808,232	127,613,594	129,431,540	125,035,612

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS FROM JANUARY 1, 2016 THROUGH JUNE 30, 2016

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2016	185	$1,340,566	55	$382,951	127,054,848	$127,054	$126,135,712	$(122,095,121)	$5,891,162

Shares issued to preferred stockholders for warrants exercised at $0.13 per share	–	–	–	–	5,211,542	5,212	672,289	–	677,501

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	7,501	–	7,501

Net loss	–	–	–	–	–	–	–	(551,504)	(551,504)

Balance at June 30, 2016	185	$1,340,566	55	$382,951	132,266,390	$132,266	$126,815,502	$(122,646,625)	$6,024,660

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(551,504)	$(220,567)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation expense	7,501	7,593
Amortization of deferred financing costs	9,474	9,474
Depreciation	16,421	17,181
Amortization	120,840	120,840
Provision for doubtful accounts, net of recoveries	11,625	6,254
Deferred income taxes	102,624	102,624

Changes in assets and liabilities:
Accounts receivable	(520,776)	(663,321)
Inventories	(304,676)	90,125
Prepaid expenses and other current assets	(54,911)	(51,637)
Deposits and other long term assets	23,871	238
Accounts payable	(224,767)	38,357
Accrued liabilities and expenses	699,794	137,716
Deferred revenue	222,050	45,890
Customer deposits	122,940	(141,719)
Deferred lease liability	(7,005)	(7,121)
Net Cash Used In Operating Activities	(326,499)	(508,073)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,743)	(6,345)
Change in restricted cash	31,277	(550)
Net Cash Provided By (Used In) Investing Activities	28,534	(6,895)

Cash Flows From Financing Activities:
Payments on notes payable	(66,697)	(158,109)
Proceeds from exercise of warrants	677,501	–
Net (payments) proceeds from line of credit	(365,000)	406,652
Net Cash Provided By Financing Activities	245,804	248,543

Net decrease in cash and cash equivalents	(52,161)	(266,425)
Cash and cash equivalents at the beginning of the period	951,249	1,128,072
Cash and cash equivalents at the end of the period	$899,088	$861,647

See accompanying notes to the unaudited condensed consolidated financial statements

6

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$20,599	$37,719
Non-cash transactions:
Accretion of dividends on redeemable preferred stock	-	47,628

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2015 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

Business and Basis of Presentation

Telkonet, formed in 1999 and incorporated under the laws of the State of Utah, is made up of two synergistic business divisions, EcoSmart Energy Management Technology and EthoStream High Speed Internet Access (“HSIA”) Network.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc., and EthoStream LLC (‘Ethostream”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity and Financial Condition

The Company reported a net loss of $551,504 for the six months ended June 30, 2016, had cash used in operating activities of $326,499, had an accumulated deficit of $122,646,625 and a working capital surplus of $468,690 as of June 30, 2016. Since inception, the Company’s primary sources of ongoing liquidity for operations have come through private and public offerings of equity securities, and the issuance of various debt instruments and asset-based lending.

As discussed in Note G, the Series A preferred stock became redeemable at the option of the preferred stock holders on November 19, 2014 and for a period of 180 days thereafter, provided that at least 50% of the holders provide written notice to the Company requesting redemption. As of June 30, 2016 and December 31, 2015, no redemption of the preferred stock occurred and any future redemption of the Series A or B preferred stock would be entirely at the option of the Company. Furthermore, on February 17, 2016, an amendment to the revolving credit facility with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”) was executed extending the maturity date of the revolving credit facility to September 30, 2018, unless earlier accelerated under the terms of the loan and security agreement (the “Heritage Bank Loan Agreement”). This revolving credit facility is available for working capital and other business purposes. The outstanding principal balance of the revolving credit facility bears interest at the Prime Rate plus 3.00%. As of June 30, 2016, the Company was in violation of a financial performance covenant of the Heritage Bank Loan Agreement. Heritage Bank has granted a waiver of that violation. By waiving the violation, Heritage Bank is not surrendering any of its other rights as set forth in the Heritage Bank Loan Agreement. As of June 30, 2016, the outstanding balance under the revolving credit facility was $536,771 and the remaining available borrowing capacity was approximately $979,000.

The Company’s liquidity plan includes reviewing options for raising additional capital including, but not limited to, asset-based or equity financing, private placements, and/or disposition of assets.  Management believes that with additional financing, the Company will be able to fund required working capital, research and development and marketing expenses necessary to promote revenue growth. However, any equity financing may be dilutive to stockholders and any additional debt financing would increase expenses and may involve restrictive covenants. While the Company has been successful in securing financing through September 30, 2018 with the Heritage Bank Loan Agreement to provide adequate funding for working capital purposes, there is no assurance that obtaining additional or replacement financing, if needed, will sufficiently fund future operations, repay existing debt or implement the Company’s growth strategy. The Company’s failure to execute on this strategy may have a material adverse effect on its business, results of operations and financial position.

Restricted Cash on Deposit

The Company executes contracts with bonding requirements and maintains this cash collateral on deposit for current and future projects. The amount is presented as restricted cash on deposit on the condensed consolidated balance sheet as of June 30, 2016 and December 31, 2015. As of June 30, 2016, all projects requiring performance bonds were completed and the Company was released from the performance bonds. The outstanding balance as of June 30, 2016 and December 31, 2015 was zero and $31,277, respectively.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the six months ended June 30, 2016 and 2015, there were 1,940,225 and 9,745,758 shares of common stock, underlying options and warrants, respectively excluded due to these instruments being anti-dilutive.

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

JUNE 30, 2016

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

Multiple-Element Arrangements (“MEAs”): The Company accounts for contracts that have both product and installation under the MEAs guidance in ASC 605-25. Arrangements under such contracts may include multiple deliverables, a combination of equipment and services. The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in the Company’s control. Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists, and third on estimated selling price (“ESP”) if neither VSOE or TPE exist.

•	VSOE – In most instances, products are sold separately in stand-alone arrangements. Services are also sold separately through renewals of contracts with varying periods. The Company determines VSOE based on pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

•	TPE – If the Company cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, the Company uses third-party evidence of selling price. The Company determines TPE based on sales of a comparable amount of similar product or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

•	ESP – The estimated selling price represents the price at which the Company would sell a product or service if it were sold on a stand-alone basis. When neither VSOE nor TPE exists for all elements, the Company determines ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on the Company’s pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

Under the estimated selling price method, revenue is recognized in MEAs based on estimated selling prices for all of the elements in the arrangement, assuming all other conditions for revenue recognition have been satisfied. To determine the estimated selling price, the Company establishes the selling price for its products and installation services using the Company’s established pricing guidelines, and the proceeds are allocated between the elements and the arrangement.

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

The Company provides call center support services to properties installed by the Company and also to properties installed by other providers. In addition, the Company provides the property with the portal to access the Internet. The Company receives monthly service fees from such properties for its services and Internet access. The Company recognizes the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts. The Company reports such revenues as recurring revenues. Deferred revenue includes deferrals for the monthly support service fees and Internet access. Long-term deferred revenue represents support service fees to be earned or provided beginning after June 30, 2017. Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the period. As of June 30, 2016 and December 31, 2015, there was $341,727 and $170,000 recorded within accounts receivable, respectively, related to revenue recognized that has not yet been billed.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the six months ended June 30, 2016 and the year ended December 31, 2015, the Company experienced returns of approximately 1% to 3% of materials included in the cost of sales. As of June 30, 2016 and December 31, 2015, the Company recorded warranty liabilities in the amount of $87,208 and $66,555, respectively, using this experience factor range.

Product warranties for the six months ended June 30, 2016 and the year ended December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Beginning balance	$66,555	$44,288
Warranty claims incurred	(30,047)	(52,833)
Provision charged to expense	50,700	75,100
Ending balance	$87,208	$66,555

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and thereafter. Early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2014-15 on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”). ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2015-11 on its consolidated financial statements.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”), which requires deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in the consolidated balance sheets. ASU No. 2015-17 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not believe this guidance will have a material impact on the Company's future statement of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at June 30, 2016 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(2,245,583)	$–	$654,417	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(2,245,583)	–	654,417
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Total Goodwill	8,796,430	–	(3,000,000)	5,796,430
Total	$11,696,430	$(2,245,583)	$(3,000,000)	$6,450,847

Total identifiable intangible assets acquired and their carrying values at December 31, 2015 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(2,124,743)	$–	$775,257	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(2,124,743)	–	775,257
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Total Goodwill	8,796,430		(3,000,000)	5,796,430
Total	$11,696,430	$(2,124,743)	$(3,000,000)	$6,571,687

Total amortization expense charged to operations for each of the three and six months ended June 30, 2016 and 2015 was $60,420 and $120,840. The weighted average remaining amortization period for the subscriber list is 2.70 years.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Estimated future amortization expense as of June 30, 2016 is as follows:

Remainder of 2016	$120,840
2017	241,680
2018	241,680
2019	50,217
Total	$654,417

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

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Accounts receivable	$2,801,015	$2,286,690
Allowance for doubtful accounts	(28,517)	(23,343)
Accounts receivable, net	$2,772,498	$2,263,347

NOTE E – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Accrued liabilities and expenses	$866,520	$198,906
Accrued payroll and payroll taxes	478,349	386,521
Accrued sales taxes, penalties, and interest	149,714	229,768
Accrued interest	44	291
Product warranties	87,208	66,555
Total accrued liabilities and expenses	$1,581,835	$882,041

NOTE F – DEBT

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”). The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement was secured by substantially all of the Company’s assets. On September 24, 2014, the Department signed a subordination agreement of all the Company’s security interests. The proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of June 30, 2016 and December 31, 2015 was $26,643 and $52,579, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an asset purchase agreement (“APA”). Per the APA, the Company signed an unsecured promissory note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bore interest at a rate of 6% and was originally due on March 31, 2014. As a result of an amendment effective April 30, 2013, the maturity date was extended to January 1, 2016, at which time the Note was paid in full. The principal balance of the Note as of June 30, 2016 and December 31, 2015 was zero and $40,761, respectively.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.50% at June 30, 2016 and December 31, 2015. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of June 30, 2016, the Company was in violation of a financial performance covenant. Heritage Bank has granted a waiver of that violation. By waiving the violation, Heritage Bank is not surrendering any of its other rights set forth in the Heritage Bank Loan Agreement. The outstanding balance on the Credit Facility was $536,771 and $901,771 at June 30, 2016 and December 31, 2015, respectively, leaving an available borrowing base of approximately $979,000 and $532,700 at June 30, 2016 and December 31, 2015, respectively.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

For the three and six months ended June 30, 2016 and 2015, the Company has accrued dividends for Series A in the amount of zero and $18,454 and cumulative accrued dividends of $489,794 and $415,566, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and an increase to the net income (loss) attributable to common stockholders and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

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

For the three and six months ended June 30, 2016 and 2015, the Company has accrued dividends for Series B in the amount of zero and $5,490 and zero and $10,921, respectively, and cumulative accrued dividends of $130,035 and $107,951 as of June 30, 2016 and 2015, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $405,035 and second, Series A with a preference value of $1,414,794. Both series of preferred stock are equal in their dividend preference over common stock.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

NOTE H – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. As of June 30, 2016 and December 31, 2015, there were 185 shares of Series A and 55 shares of Series B outstanding.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of June 30, 2016 and December 31, 2015 the Company had 132,266,390 and 127,054,848 common shares issued and outstanding, respectively.

During the six months ended June 30, 2016, 5,211,542 warrants were exercised for an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share. These warrants were originally granted to shareholders of the April 8, 2011 Series B preferred stock issuance.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of June 30, 2016.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	175,000	1.32	$0.14	175,000	$0.14
$0.16 - $0.99	1,420,225	6.47	0.18	1,346,800	0.18
$1.00 - $3.03	45,000	1.11	1.69	45,000	1.69
	1,640,225	5.77	$0.22	1,566,800	$0.22

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2015	1,930,225	$0.40
Granted	50,000	0.18
Exercised	–	–
Cancelled or expired	(155,000)	1.81
Outstanding at December 31, 2015	1,825,225	$0.28
Granted	–	–
Exercised	–	–
Cancelled or expired	(185,000)	0.73
Outstanding at June 30, 2016	1,640,225	$0.22

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

There were no options granted and no options exercised during the six months ended June 30, 2016 and 2015, respectively.  Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 was $3,750 and $3,390 and $7,501 and $7,593, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18	50,000	1.41	$0.18	50,000	$0.18
0.20	250,000	5.27	0.20	250,000	0.20
	300,000	4.63	$0.20	300,000	$0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2015	7,915,533	$0.27
Issued	–	–
Exercised	(2,019,236)	0.13
Cancelled or expired	(257,887)	3.00
Outstanding at December 31, 2015	5,638,410	0.20
Issued	–	–
Exercised	(5,211,542)	0.13
Cancelled or expired	(126,868)	3.00
Outstanding at June 30, 2016	300,000	$0.20

There were no warrants granted, 5,211,542 warrants exercised and 126,868 cancelled or forfeited during the six months ended June 30, 2016. There were no warrants granted during the six months ended June 30, 2015.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

On July 15 and July 17, 2015, Messrs. Davis and Tienor each signed a General Indemnity Agreement pledging personal property on behalf of the Company for another customer contract that required bonding. The Company agreed to compensate each in the amount of $2,000, grossed up to accommodate their 2015 federal income tax liability associated with the payments. The amounts owed to Messrs. Davis and Tienor as of June 30, 2016 and December 31, 2015, were zero and $11,994, respectively, and were recorded in accrued liabilities and expenses on the accompanying condensed consolidated balance sheets.

From time to time the Company may receive advances from certain of its officers in the form of salary deferment, cash advances to meet short term working capital needs. These advances may not have formal repayment terms or arrangements.  As of June 30, 2016 and December 31, 2015, there were no such arrangements.

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

Commitments for minimum rentals under non-cancelable leases at June 30, 2016 are as follows:

2016 (remainder of)	$125,184
2017	254,740
2018	258,381
2019	265,305
2020	128,863
2021	28,014
Total	$1,060,487

Rental expenses charged to operations for the three and six months ended June 30, 2016 and 2015 were $117,522 and $163,990, and $225,984 and $326,202, respectively. Rental income received for the three and six months ended June 30, 2016 and 2015 was zero and $34,301 and zero and $68,602, respectively.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure. Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $150,000 and $230,000 accrued as of June 30, 2016 and December 31, 2015, respectively.

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

During the six months ended June 30, 2016, the Company executed five VDA’s totaling approximately $70,000.

The following table sets forth the change in the sales tax accrual as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Balance, beginning of year	$229,768	$353,260
Sales tax collected	233,336	401,031
Interest and penalties	(3,017)	(117,700)
Payments	(310,373)	(406,823)
Balance, end of period	$149,714	$229,768

NOTE L – BUSINESS CONCENTRATION

For the six months ended June 30, 2016 and 2015, no single customer represented 10% or more of total net revenues. As of June 30, 2016 and December 31, 2015, no single customer accounted for 10% of the Company’s net accounts receivable.

Purchases from two major suppliers approximated $2,330,000, or 84%, of purchases, and $1,713,000, or 85%, of purchases, for the six months ended June 30, 2016 and 2015, respectively. Total due to these suppliers, net of deposits, was $924,866 as of June 30, 2016, and $584,288 as of December 31, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Telkonet, Inc’s (the “Company”, “Telkonet”) financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the six months ended June 30, 2016, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016.

Business

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

The Company’s direct sales efforts target the hospitality, education, commercial, utility and government/military markets. Taking advantage of legislation, including the Energy Independence and Security Act of 2007, or (“EISA”), the Energy Policy Act of 2005, and the American Recovery and Reinvestment Act the Company has focused its sales efforts in areas with available public funding and incentives, such as rebate programs offered by utilities for efficiency upgrades. Through the Company’s proprietary platform, technology and partnerships with energy efficiency providers, the Company’s management intends to position the Company as a leading provider of energy management solutions.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  On an ongoing basis, the Company evaluates significant estimates used in preparing its condensed consolidated financial statements including those related to revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, depreciation and amortization, long-lived and intangible asset valuations, impairment assessments, taxes and related valuation allowance, income tax provisions, stock-based compensation, and contingencies. The Company bases its estimates on historical experience, underlying run rates and various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements.

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

Multiple-Element Arrangements (“MEAs”): The Company accounts for contracts that have both product and installation under the MEAs guidance in ASC 605-25. Arrangements under such contracts may include multiple deliverables, a combination of equipment and services. The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in the Company’s control. Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists, and third on estimated selling price (“ESP”) if neither VSOE or TPE exist.

•	VSOE – In most instances, products are sold separately in stand-alone arrangements. Services are also sold separately through renewals of contracts with varying periods. The Company determines VSOE based on pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

•	TPE – If the Company cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, the Company uses third-party evidence of selling price. The Company determines TPE based on sales of a comparable amount of similar product or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

•	ESP – The estimated selling price represents the price at which the Company would sell a product or service if it were sold on a stand-alone basis. When neither VSOE nor TPE exists for all elements, the Company determines ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on the Company’s pricing practices. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

Under the estimated selling price method, revenue is recognized in MEAs based on estimated selling prices for all of the elements in the arrangement, assuming all other conditions for revenue recognition have been satisfied.  To determine the estimated selling price, the Company establishes the selling price for its products and installation services using the Company’s established pricing guidelines, and the proceeds are allocated between the elements and the arrangement.

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

The Company provides call center support services to properties installed by the Company and also to properties installed by other providers. In addition, the Company provides the property with the portal to access the Internet. The Company receives monthly service fees from such properties for its services and Internet access. The Company recognizes the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts. The Company reports such revenues as recurring revenues. Deferred revenue includes deferrals for the monthly support service fees and Internet access. Long-term deferred revenue represents support service fees to be earned or provided beginning after June 30, 2017. Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the period. As of June 30, 2016 and December 31, 2015, there were $341,727 and $170,000 recorded within accounts receivable, respectively, related to revenue recognized that has not yet been billed, respectively.

Total revenues do not include sales tax as the Company is a pass through conduit for collection and remitting sales tax.

New Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “New Accounting Pronouncements” in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

EBITDA

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), income (loss) from operations, or any other measure for determining operating performance of liquidity, as determined under GAAP. In assessing the overall health of its business for the three and six months ended June 30, 2016 and 2015, the Company excluded items in the following general category described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous period.

RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$(671,626)	$523,511	$(551,504)	$(220,567)
Interest expense, net	13,630	14,449	29,826	34,503
Provision for income taxes	51,312	51,337	103,249	103,524
Depreciation and amortization expense	68,427	68,719	137,261	138,021
EBITDA	(538,257)	658,016	(281,168)	55,481
Adjustments:
Stock-based compensation expense	3,750	3,390	7,501	7,593
Adjusted EBITDA	$(534,507)	$661,406	$(273,667)	$63,074

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	June 30, 2016		June 30, 2015		Variance

Product	$3,202,443	75%	$3,734,395	79%	$(531,952)	-14%
Recurring	1,066,926	25%	1,021,079	21%	45,847	4%
Total	$4,269,369	100%	$4,755,474	100%	$(486,105)	-10%
	Six Months Ended
	June 30, 2016		June 30, 2015		Variance

Product	$6,749,126	76%	$5,309,762	72%	$1,439,364	27%
Recurring	2,144,349	24%	2,020,258	28%	124,091	6%
Total	$8,893,475	100%	$7,330,020	100%	$1,563,455	21%

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

For the three and six months ended June 30, 2016, product revenue decreased by 14% and increased 27%, respectively, when compared to the prior year periods.  Product revenue in 2016 includes approximately $5.0 million attributed to the sale and installation of the Company’s EcoSmart Platform products, and approximately $1.7 million for the sale and installation of HSIA products. For the three month comparison, the revenue decrease was driven by a $0.55 million decrease in the education market offset by a $0.02 increase in the hospitality market for the period ended June 30, 2016. For the six month comparison, the composition of our product revenue changed, EcoSmart installations increased by $1.9 million offset by a $0.5 million decrease in HSIA installations. Revenue growth was driven by a $1.1 million increase in the hospitality market and a $0.5 million increase in the multiple dwelling unit market compared to the prior year periods, respectively.

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

Recurring revenue includes approximately 2,300 hotels in the Company’s broadband network portfolio. The Company currently supports approximately 234,000 HSIA rooms with approximately 8.0 million monthly users.  For the three and six months ended June 30, 2016, recurring revenue increased by 4% and 6% when compared to the prior year periods.  For the three month comparison, the variance in recurring revenue was partially attributed to a $0.04 million increase associated with the Company’s EcoCare service and support program for the EcoSmart Suite of products. Support revenue from the Company’s HSIA support services added approximately $0.01 million compared to the prior year. For the six month comparison, the variance in recurring revenue was partially attributed to a $0.09 million increase associated with the Company’s EcoCare service and support program for the EcoSmart Suite of products. Support revenue from the Company’s HSIA support services added approximately $0.03 million compared to the prior year.

Cost of Sales

	Three Months Ended
	June 30, 2016		June 30, 2015		Variance

Product	$1,824,528	57%	$1,682,593	45%	$141,935	8%
Recurring	232,534	22%	236,007	23%	(3,473)	-1%
Total	$2,057,062	48%	$1,918,600	40%	$138,462	7%
	Six Months Ended
	June 30, 2016		June 30, 2015		Variance

Product	$3,611,982	54%	$2,772,417	52%	$839,565	30%
Recurring	510,569	24%	474,271	23%	36,298	8%
Total	$4,122,551	46%	$3,246,688	44%	$875,863	27%

Costs of Product Sales

Costs of product sales include equipment and installation labor related to the sale of SmartGrid and broadband networking equipment, including EcoSmart technology and Telkonet iWire. For the three and six months ended June 30, 2016, product costs increased by 8% and 30% compared to the prior year periods. For the three month comparison, the increase was attributed to material costs of $0.02 million, outside contractor expenses of $0.03 million, $0.03 million in warranty expenses, $0.03 million in freight, a change of $0.08 million related to inventory valuation offset by a decrease of $0.06 in salary and benefits. For the six month comparison, the increase included a $0.52 million increase for materials, $0.29 million for outside contractor services, $0.05 million for freight offset by a $0.03 million decrease in salaries and wages.

Costs of Recurring Revenue

Recurring costs are comprised of support wages and telecommunication services for the Company’s Customer Service department. For the three and six months ended June 30, 2016, recurring costs decreased by 1% and increased by 8% compared to the prior year periods. The six month variance is attributed to a $0.04 million increase in support payroll costs.

Gross Profit

	Three Months Ended
	June 30, 2016		June 30, 2015		Variance

Product	$1,377,915	43%	$2,051,802	55%	$(673,887)	-33%
Recurring	834,392	78%	785,072	77%	49,320	6%
Total	$2,212,307	52%	$2,836,874	60%	$(624,567)	-22%
	Six Months Ended
	June 30, 2016		June 30, 2015		Variance

Product	$3,137,144	46%	$2,537,345	48%	$599,799	24%
Recurring	1,633,780	76%	1,545,987	77%	87,793	6%
Total	$4,770,924	54%	$4,083,332	56%	$687,592	17%

Gross Profit on Product Revenue

Gross profit for the three and six months ended June 30, 2016 decreased by 33% and increased by 24% when compared to the prior year periods. The actual gross profit percentage decreased by 12% during the three month period ended June 30, 2016. During the three months ended June 30, 2016, the Company shipped HSIA product for installation work on several sites for a major hotel chain. The customer did not assume risk of loss for the product prior to project completion, therefore generally accepted accounting principles (“GAAP”) limits the amount of revenue that can be recognized to the value of the non-contingent amounts received while recording the full cost of the product in the period the product shipped. Both the revenue and cost of product recognized for these sites was $0.20 million, decreasing the gross margins for the three month period ended June 30, 2016 by 4%. In addition, the combination of product cost and lower sales price contributed 1% to the decrease as well as a product rebate decrease of 1% from the prior year.

Gross profit percentages for the six month comparable periods remained almost unchanged, 46% for the six months ended June 30, 2016 compared to 48% for the six months ended June 30, 2015.

Gross Profit on Recurring Revenue

The gross profit associated with recurring revenue increased by 6% for the three and six months ended June 30, 2016 when compared to the prior year periods. While the dollar value variance increased, actual gross profit percentages remained relatively unchanged from 78% and 76% for the three and six months ended June 30, 2016 compared to the 77% for the comparable prior year periods.

Operating Expenses

	Three Months Ended June 30,
	2016	2015	Variance

Total	$2,818,991	$2,247,577	$571,414	25%

	Six Months Ended June 30,
	2016	2015	Variance

Total	$5,189,353	$4,165,872	$1,023,481	25%

During the three and six months ended June 30, 2016, operating expenses increased by 25% when compared to the prior year periods as outlined below.

Research and Development

	Three Months Ended June 30,
	2016	2015	Variance

Total	$464,571	$395,357	$69,214	18%

	Six Months Ended June 30,
	2016	2015	Variance

Total	$891,385	$754,886	$136,499	18%

Research and development costs are related to both present and future products and are expensed in the period incurred.  Current research and development costs are associated with product development and integration. During the three and six months ended June 30, 2016, research and development costs increased 18% when compared to the prior year periods. For the three month comparison the variance is due to an increase in consulting fees of $0.03 million, $0.02 million development charge for tooling and $0.02 million for bonus, salary, wages and recruiting. For the six month comparison the variance is due to an increase in expenditures for salary, wages and consulting of $0.11 million and certification expenses for new products of $0.03 million. Additional personnel were needed for developing the Company’s new products and software applications.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2016	2015	Variance

Total	$2,285,993	$1,783,501	$502,492	28%

	Six Months Ended June 30,
	2016	2015	Variance

Total	$4,160,707	$3,272,965	$887,742	27%

During the three and six months ended June 30, 2016, selling, general and administrative expenses increased over the prior year periods by 28% and 27%, respectively. For the three month comparison, the variance was substantially due to costs associated with a contested proxy challenge, as filed with the SEC on May 5, 2016 as DEFC14A. The challenger was successful in obtaining a majority of shareholder votes to seat three new Board of Director members. The election results were filed with the SEC in the Form 8-K on July 1, 2016. Stated in the challengers proxy statement was listed that if successfully elected, the challengers would seek to recover from the Company, expenditures that were incurred for the contested proxy. The expenditures, estimated at $0.16 million, have been recorded as an accrued expense in the Company’s condensed consolidated balance sheet in accrued liabilities and expenses as of June 30, 2016 and in the condensed consolidated statement of operations as selling, general and administrative expenses for the three and six months ended June 30, 2016. Additional proxy related costs the Company incurred prior to the stockholder meeting held on June 27, 2016 included solicitation services of $0.03 million, stock transfer agent fees of $0.05 million and legal fees of $0.05 million. In addition, a discretionary bonus of $0.08 million was awarded to various staff, marketing consulting fees of $0.05 million, payroll, benefits and temporary staffing costs of $0.08 million offset by a reduction in recruiting costs of $0.04 million contributed to the variance.

For the six month comparison, $0.37 million of the variance is attributed to the costs associated with the aforementioned proxy contest and bonus. Also contributing to the variance were salary, benefits and temporary staffing of $0.28 million, the addition of a Controller, two Channel Account Managers and an accounting staff position, $0.02 million for accounting fees, $0.03 million for legal fees, commissions of $0.05 million, $0.06 million in public company fees, $0.03 million in marketing and trade show expense and $0.01 million in computer hardware expense.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private and public offerings of the Company’s equity securities, the issuance of various debt instruments and asset based lending, and cash generated from operations.

Working Capital

Working capital increased by $502,002 during the six months ended June 30, 2016 from working capital deficit (current liabilities in excess of current assets) of $33,312 at December 31, 2015 to a working capital surplus of $468,690 at June 30, 2016.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce. The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement was secured by substantially all of the Company’s assets. On September 24, 2014, the Department signed a subordination agreement of all the Company’s security interests. The proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of June 30, 2016 and December 31, 2015 were $26,643 and $52,579, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an asset purchase agreement (“APA”). Per the APA, the Company signed an unsecured promissory note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bore interest at a rate of 6% and was originally due on March 31, 2014. As a result of an amendment effective April 30, 2013, the maturity date was changed to January 1, 2016. The principal balance of the Note as of June 30, 2016 and December 31, 2015 was zero and $40,761, respectively.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a loan and security agreement with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”) (the “Heritage Bank Loan Agreement”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.50% at June 30, 2016 and December 31, 2015. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of June 30, 2016, the Company was in violation of a financial performance covenant. Heritage Bank has granted a waiver of that violation. We do acknowledge that Heritage Bank, by waiving the violation, is not surrendering any of their other rights as granted to them in the Heritage Bank Loan Agreement. The outstanding balance on the Credit Facility was $536,771 and $901,771 at June 30, 2016 and December 31, 2015 leaving an available borrowing base of approximately $979,000 and $532,700 at June 30, 2016 and December 31, 2015, respectively.

Cash Flow Analysis

Cash used in continuing operations was $326,499 and $508,073 during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, and managing current liabilities. The working capital changes during the six months ended June 30, 2016 were primarily related to an approximately $521,000 increase in accounts receivable, a $305,000 increase in inventory, a $225,000 decrease in accounts payable offset by a $222,000 increase in deferred revenue, a $123,000 increase in customer deposits and a $700,000 increase in accrued liabilities and expenses. The primary working capital change during the six months ended June 30, 2015 was related to an approximate increase of $663,000 in accounts receivable. Accounts receivable fluctuates based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Cash provided by investing activities was $28,534 during the six months ended June 30, 2016 and cash used in investing activities was $6,895 during the six months ended June 30, 2015. During the six months ended June 30, 2016, the Company purchased $2,743 of computer equipment. This asset will be depreciated over its respective estimated useful life. Restricted cash of $31,277 related to a bonding requirement was released during the period once the performance bonds were cancelled.

Cash provided by financing activities was $245,804 and $248,543 during the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, 5,211,542 warrants were exercised for an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share. These warrants were originally granted to shareholders of the April 8, 2011 Series B preferred stock issuance. Total proceeds received were $677,501. Cash used in financing activities to repay indebtedness was $66,697 and cash paid on the line of credit was $365,000 during the six months ended June 30, 2016. Cash used in financing activities to repay indebtedness was $158,109 and cash borrowed on the line of credit was $406,652 during the six months ended June 30, 2015.

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

Item 4.  Controls and Procedures.

As of June 30, 2016, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Due to the lack of a segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

During the six months ended June 30, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Telkonet, Inc. Registrant

Date: August 15, 2016	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: August 15, 2016	By:	/s/ F. John Stark III
F. John Stark III Chief Financial Officer (principal financial officer)

