Form 10-Q
period 2016-09-30
TELKONET INC
filed 2016-11-14
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 31, 2016 is 132,381,775.

TELKONET, INC.

FORM 10-Q for the Nine Months Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$912,053	$951,249
Restricted cash on deposit	–	31,277
Accounts receivable, net	2,127,433	2,263,347
Inventories	1,367,015	812,052
Prepaid expenses and other current assets	91,298	157,500
Total current assets	4,497,799	4,215,425

Property and equipment, net	150,830	142,004

Other assets:
Goodwill	5,796,430	5,796,430
Intangible assets, net	593,997	775,257
Deposits	10,130	34,001
Deferred financing costs, net	423	14,633
Total other assets	6,400,980	6,620,321

Total Assets	$11,049,609	$10,977,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,241,311	$1,754,566
Accrued liabilities and expenses	1,234,619	882,041
Notes payable - current	13,476	93,340
Related party payable	145,147	–
Line of credit	1,011,771	901,771
Deferred revenue – current	269,887	291,965
Deferred lease liability - current	20,053	15,214
Customer deposits	353,901	309,840
Total current liabilities	4,290,165	4,248,737

Long-term liabilities:
Deferred revenue – long term	113,442	–
Deferred lease liability – long term	87,853	103,804
Deferred income taxes	887,983	734,047
Total long-term liabilities	1,089,278	837,851

Commitments and contingencies

Stockholders’ Equity
Series A, par value $.001 per share; 215 shares issued, 185 shares outstanding at September 30, 2016 and December 31, 2015, preference in liquidation of $1,433,454 and $1,377,886 as of September 30, 2016 and December 31, 2015, respectively	1,340,566	1,340,566
Series B, par value $.001 per share; 538 shares issued, 52 and 55 shares outstanding at September 30, 2016 and December 31, 2015, preference in liquidation of $388,186 and $394,055 as of September 30, 2016 and December 31, 2015, respectively	362,059	382,951
Common stock subscribed	36,000	–
Common stock, par value $.001 per share; 190,000,000 shares authorized; 132,381,775 and 127,054,848 shares issued and outstanding at September 30, 2016 and at December 31, 2015	132,381	127,054
Additional paid-in-capital	126,838,982	126,135,712
Accumulated deficit	(123,039,822)	(122,095,121)
Total stockholders’ equity	5,670,166	5,891,162

Total Liabilities and Stockholders’ Equity	$11,049,609	$10,977,750

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues, net:
Product	$2,399,473	$2,979,834	$9,148,599	$8,289,596
Recurring	1,138,453	1,077,586	3,282,802	3,097,844
Total Net Revenue	3,537,926	4,057,420	12,431,401	11,387,440

Cost of Sales:
Product	1,336,107	1,513,727	4,948,089	4,286,144
Recurring	279,296	253,394	789,865	727,665
Total Cost of Sales	1,615,403	1,767,121	5,737,954	5,013,809

Gross Profit	1,922,523	2,290,299	6,693,447	6,373,631

Operating Expenses:
Research and development	429,622	373,710	1,321,007	1,128,596
Selling, general and administrative	1,747,927	1,512,080	5,908,634	4,785,045
Depreciation and amortization	68,802	67,494	206,063	205,515
Total Operating Expenses	2,246,351	1,953,284	7,435,704	6,119,156

Income (Loss) from Operations	(323,828)	337,015	(742,257)	254,475

Other Income (Expenses):
Interest income (expense), net	(15,482)	(16,283)	(45,308)	(50,786)
Total Other Income (Expense)	(15,482)	(16,283)	(45,308)	(50,786)

Income (Loss) Before Provision for Income Taxes	(339,310)	320,732	(787,565)	203,689

Provision for Income Taxes	53,887	51,312	157,136	154,836
Net Income (Loss)	(393,197)	269,420	(944,701)	48,853

Accretion of preferred dividends and discount	–	–	–	(18,253)
Net income (loss) attributable to common stockholders	$(393,197)	$269,420	$(944,701)	$30,600

Net income (loss) per common share:
Net income (loss) attributable to common stockholders per common share – basic	$(0.00)	$0.00	$(0.01)	$0.00
Net income (loss) attributable to common stockholders per common share – diluted	$(0.00)	$0.00	$(0.01)	$0.00

Weighted Average Common Shares Outstanding – basic	132,314,049	126,411,243	130,399,390	125,499,195
Weighted Average Common Shares Outstanding – diluted	132,314,049	128,929,552	130,399,390	125,539,532

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS FROM JANUARY 1, 2016 THROUGH SEPTEMBER 30, 2016

	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Series B Preferred Stock Shares	Series B Preferred Stock Amount	Subscribed Common Shares	Subscribed Common Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2016	185	$1,340,566	55	$382,951	–	$–	127,054,848	$127,054	$126,135,712	$(122,095,121)	$5,891,162

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	–	–	10,204	–	10,204

Shares issued to preferred stockholders for warrants exercised at $0.13 per share	–	–	–	–	–	–	5,211,542	5,212	672,289	–	677,501

Shares issued on conversion of preferred stock at $0.13 per share	–	–	(3)	(15,000)	–	–	115,385	115	14,885	–	–

Accrued dividends adjustment due to preferred stock conversion	–	–	–	(5,892)	–	–	–	–	5,892	–	–

Shares issued for director compensation at approximately $0.21 per share	–	–	–	–	174,544	36,000	–	–	–	–	36,000

Net loss	–	–	–	–	–	–	–	–	–	(944,701)	(944,701)

Balance at September 30, 2016	185	$1,340,566	52	$362,059	174,544	$36,000	132,381,775	$132,381	$126,838,982	$(123,039,822)	$5,670,166

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net (loss) income	$(944,701)	$48,853

Adjustments to reconcile net (loss) income from operations to net cash used in operating activities:
Stock-based compensation expense	10,204	10,983
Stock issued to directors as compensation	36,000	–
Amortization of deferred financing costs	14,210	14,211
Depreciation	24,803	24,255
Amortization	181,260	181,260
Provision for doubtful accounts, net of recoveries	26,152	583
Deferred income taxes	153,936	153,936
Related party payable	161,075	–

Changes in assets and liabilities:
Accounts receivable	109,762	(923,166)
Inventories	(554,963)	128,896
Prepaid expenses and other current assets	66,202	(181,346)
Deposits and other long term assets	23,871	238
Accounts payable	(513,255)	129,860
Accrued liabilities and expenses	352,578	186,236
Deferred revenue	91,364	29,842
Related party payable	(15,928)	–
Customer deposits	44,061	(215,183)
Deferred lease liability	(11,112)	(14,339)
Net Cash Used In Operating Activities	(744,481)	(424,881)

Cash Flows From Investing Activities:
Purchase of property and equipment	(33,629)	(6,345)
Change in restricted cash	31,277	31,733
Net Cash (Used In) Provided By Investing Activities	(2,352)	25,388

Cash Flows From Financing Activities:
Payments on notes payable	(79,864)	(228,943)
Proceeds from exercise of warrants	677,501	262,500
Net proceeds from line of credit	110,000	333,567
Net Cash Provided By Financing Activities	707,637	367,124

Net decrease in cash and cash equivalents	(39,196)	(32,369)
Cash and cash equivalents at the beginning of the period	951,249	1,128,072
Cash and cash equivalents at the end of the period	$912,053	$1,095,703

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$30,980	$39,892
Non-cash transactions:
Accretion of dividends on redeemable preferred stock	–	47,628

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2015 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

Liquidity and Financial Condition

The Company reported a net loss of $944,701 for the nine months ended September 30, 2016, had cash used in operating activities of $744,481, had an accumulated deficit of $123,039,822 and a working capital surplus of $207,634 as of September 30, 2016. Since inception, the Company’s primary sources of ongoing liquidity for operations have come through private and public offerings of equity securities, and the issuance of various debt instruments and asset-based lending.

As discussed in Note G, the Series A preferred stock became redeemable at the option of the preferred stock holders on November 19, 2014 and for a period of 180 days thereafter, provided that at least 50% of the holders provide written notice to the Company requesting redemption. As of September 30, 2016 and December 31, 2015, no redemption of the preferred stock occurred and any future redemption of the Series A or B preferred stock would be entirely at the option of the Company. Furthermore, on February 17, 2016, an amendment to the revolving credit facility with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”) was executed extending the maturity date of the revolving credit facility to September 30, 2018, unless earlier accelerated under the terms of the loan and security agreement (the “Heritage Bank Loan Agreement”). This revolving credit facility is available for working capital and other business purposes. The outstanding principal balance of the revolving credit facility bears interest at the Prime Rate plus 3.00%. As of September 30, 2016, the outstanding balance under the revolving credit facility was $1,011,771 and the remaining available borrowing capacity was approximately $217,000.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Restricted Cash on Deposit

The Company executes contracts with bonding requirements and maintains this cash collateral on deposit for current and future projects. The amount is presented as restricted cash on deposit on the condensed consolidated balance sheet as of September 30, 2016 and December 31, 2015. As of September 30, 2016, all projects requiring performance bonds were completed and the Company was released from the performance bonds. The outstanding balance as of September 30, 2016 and December 31, 2015 was zero and $31,277, respectively.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the nine months ended September 30, 2016 and 2015, there were 2,240,225 and 7,413,635 shares of common stock, underlying options and warrants, respectively, and were excluded due to these instruments being anti-dilutive.

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

SEPTEMBER 30, 2016

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

The Company provides call center support services to properties installed by the Company and also to properties installed by other providers. In addition, the Company provides the property with the portal to access the Internet. The Company receives monthly service fees from such properties for its services and Internet access. The Company recognizes the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts. The Company reports such revenues as recurring revenues. Deferred revenue includes deferrals for the monthly support service fees and Internet access. Long-term deferred revenue represents support service fees to be earned or provided beginning after September 30, 2017. Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the period. As of September 30, 2016 and December 31, 2015, there was $137,403 and $170,000 recorded within accounts receivable, respectively, related to revenue recognized that has not yet been billed.

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company experienced returns of approximately 1% to 3% of materials included in the cost of sales. As of September 30, 2016 and December 31, 2015, the Company recorded warranty liabilities in the amount of $77,310 and $66,555, respectively, using this experience factor range.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Product warranties for the nine months ended September 30, 2016 and the year ended December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Beginning balance	$66,555	$44,288
Warranty claims incurred	(77,350)	(52,833)
Provision charged to expense	88,105	75,100
Ending balance	$77,310	$66,555

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The new standard provides guidance on the classification of certain transactions in the statement of cash flows, such as contingent consideration payments made in connection with a business combination and debt prepayment or extinguishment costs. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within that fiscal year. When adopted, the new guidance will be applied retrospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2016-15 on its consolidated financial statements.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE C – INTANGIBLE ASSETS AND GOODWILL

Total identifiable intangible assets acquired and their carrying values at September 30, 2016 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(2,306,003)	$–	$593,997	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(2,306,003)	–	593,997
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Total Goodwill	8,796,430	–	(3,000,000)	5,796,430
Total	$11,696,430	$(2,306,003)	$(3,000,000)	$6,390,427

Total identifiable intangible assets acquired and their carrying values at December 31, 2015 are:

	Cost	Accumulated Amortization	Accumulated Impairment	Carrying Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Subscriber lists – EthoStream	$2,900,000	$(2,124,743)	$–	$775,257	12.0
Total Amortized Identifiable Intangible Assets	2,900,000	(2,124,743)	–	775,257
Goodwill – EthoStream	8,796,430	–	(3,000,000)	5,796,430
Total Goodwill	8,796,430	–	(3,000,000)	5,796,430
Total	$11,696,430	$(2,124,743)	$(3,000,000)	$6,571,687

Total amortization expense charged to operations for each of the three and nine months ended September 30, 2016 and 2015 was $60,420 and $181,260. The weighted average remaining amortization period for the subscriber list is 2.45 years.

Estimated future amortization expense as of September 30, 2016 is as follows:

Remainder of 2016	$60,420
2017	241,680
2018	241,680
2019	50,217
Total	$593,997

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $8,796,430 as a result of the acquisition of EthoStream during the year ended December 31, 2007. The Company evaluates goodwill for impairment based on the fair value of the reporting units to which this goodwill relates at least once a year or more frequently if events or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value. The Company utilizes a discounted cash flow valuation methodology (income approach) to determine the fair value of the reporting unit. Since acquisition, the Company has impaired $3,000,000 of goodwill for EthoStream. Consistent with previous interim reporting periods, the Company monitors qualitative and quantitative factors, including internal projections, periodic forecasts, and actual results of the reporting unit. Based upon this interim review, the Company does not believe that goodwill or its amortized identifiable intangible assets attributable to the EthoStream reporting unit are impaired.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Accounts receivable	$2,156,950	$2,286,690
Allowance for doubtful accounts	(29,517)	(23,343)
Accounts receivable, net	$2,127,433	$2,263,347

NOTE E – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Accrued liabilities and expenses	$410,670	$198,906
Accrued payroll and payroll taxes	503,591	386,521
Accrued sales taxes, penalties, and interest	242,641	229,768
Accrued interest	407	291
Product warranties	77,310	66,555
Total accrued liabilities and expenses	$1,234,619	$882,041

NOTE F – DEBT

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”). The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement was secured by substantially all of the Company’s assets. On September 24, 2014, the Department signed a subordination agreement of all the Company’s security interests. The proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of September 30, 2016 and December 31, 2015 was $13,476 and $52,579, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an asset purchase agreement (“APA”). Per the APA, the Company signed an unsecured promissory note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bore interest at a rate of 6% and was originally due on March 31, 2014. As a result of an amendment effective April 30, 2013, the maturity date was extended to January 1, 2016, at which time the Note was paid in full. The principal balance of the Note as of September 30, 2016 and December 31, 2015 was zero and $40,761, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Kross Promissory Note

On August 4, 2016, the Board of Directors authorized the Company to reimburse Peter T. Kross (“Mr. Kross”), $161,075 for expenses incurred related to his successful contested proxy. Effective June 27, 2016, Mr. Kross is a director of the Company and considered a related party. On August 30, 2016, Mr. Kross accepted an unsecured promissory note (“Kross Note”) for $161,075 from the Company. The outstanding principal balance bears interest at the annual rate of 3.00%. Payment of interest and principal began on September 1, 2016 and will continue monthly on the first day of each month thereafter through and including June 1, 2017; the Company is required to pay equal monthly installments of $16,330 which includes all remaining principal and accrued interest owed by the Company to Mr. Kross under the Kross Note. The Company may prepay in advance any unpaid principal or interest due under the Kross Note without premium or penalty. The principal balance of the Kross Note as of September 30, 2016 was $145,147. During the three and nine months ended September 30, 2016, the Company made principal and interest payments of $16,330 to Mr. Kross.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.50% at September 30, 2016 and December 31, 2015. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of June 30, 2016, the Company was in violation of a financial performance covenant. Heritage Bank granted a waiver of that violation on August 11, 2016. By waiving the violation, Heritage Bank is not surrendering any of its other rights set forth in the Heritage Bank Loan Agreement. On October 27, 2016, an amendment to the Credit Facility was executed modifying the required minimum EBITDA level financial covenant as of September 30, 2016 and December 31, 2016. As of September 30, 2016, the Company was in compliance with the modified financial covenants. The outstanding balance on the Credit Facility was $1,011,771 and $901,771 at September 30, 2016 and December 31, 2015, respectively, leaving an available borrowing base of approximately $217,000 and $532,700 at September 30, 2016 and December 31, 2015, respectively.

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

SEPTEMBER 30, 2016

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

For the three months ended September 30, 2016 and 2015, the Company has accrued dividends for Series A of zero. For the nine months ended September 30, 2016 and 2015, the Company has accrued dividends for Series A of zero and $36,707, and cumulative accrued dividends of $508,454 and $434,226 as of September 30, 2016 and 2015, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and an increase to the net income (loss) attributable to common stockholders and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

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

On August 4, 2010, the Company sold 267 shares of Series B with attached warrants to purchase an aggregate of 5,134,626 shares of the Company’s common stock at $0.13 per share. The Series B shares were sold at a price per share of $5,000 and each Series B share was convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,335,000 from the sale of the Series B shares. Up and until the quarter ended September 30, 2013, the Series B were redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and including accumulated dividends, had been classified as redeemable preferred stock on the consolidated balance sheets. During the year ended December 31, 2011, shareholders converted 45 preferred shares issued on August 4, 2010, to, in aggregate 1,730,762 shares of common stock. During the year ended December 31, 2013, shareholders converted 167 preferred shares issued on August 4, 2010, to, in aggregate, 6,423,072 shares of common stock. During the nine months ended September 30, 2016, one shareholder converted 3 preferred shares issued on August 4, 2010 to 115,385 shares of common stock. The shareholders by converting the shares of preferred stock to common stock forfeited upon conversion all cumulative net unpaid accrued dividends associated with the shares of preferred stock.

On April 8, 2011, the Company sold 271 additional shares of Series B with attached warrants to purchase an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share. The Series B shares were sold at a price per share of $5,000 and each Series B share was convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,355,000 from the sale of the Series B shares. During the year ended December 31, 2013, all 271 of the preferred shares issued on April 8, 2011, were converted to, in aggregate, 10,423,067 shares of common stock.

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

For the three months ended September 30, 2016 and 2015, the Company has accrued dividends for Series B of zero. For the nine months ended September 30, 2016 and 2015, the Company has accrued dividends for Series B of zero and $10,921, and cumulative accrued dividends of $128,186 and $113,503 as of September 30, 2016 and 2015, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. Liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $388,186 and second, Series A with a preference value of $1,433,454. Both series of preferred stock are equal in their dividend preference over common stock.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE H – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. As of September 30, 2016 and December 31, 2015, there were 185 shares of Series A and 52 and 55 shares of Series B outstanding, respectively.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2016 and December 31, 2015 the Company had 132,381,775 and 127,054,848 common shares issued and outstanding, respectively.

During the nine months ended September 30, 2015, 2,019,236 warrants were exercised for an aggregate of 2,019,236 shares of the Company’s common stock at $0.13 per share. These warrants were originally granted to shareholders of the August 4, 2010 Series B preferred stock issuance.

During the nine months ended September 30, 2016, 5,211,542 warrants were exercised for an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share. These warrants were originally granted to shareholders of the April 8, 2011 Series B preferred stock issuance.

During the nine months ended September 30, 2016, 3 shares of Series B preferred stock were converted to, in aggregate, 115,385 shares of common stock.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of September 30, 2016.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	175,000	1.07	$0.14	175,000	$0.14
$0.16 - $0.99	1,720,225	6.29	0.18	1,369,951	0.18
$1.00 - $3.03	45,000	0.86	1.69	45,000	1.69
	1,940,225	5.69	$0.22	1,589,951	$0.22

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2015	1,930,225	$0.40
Granted	50,000	0.18
Exercised	-	-
Cancelled or expired	(155,000)	1.81
Outstanding at December 31, 2015	1,825,225	$0.28
Granted	300,000	0.19
Exercised	-	-
Cancelled or expired	(185,000)	0.73
Outstanding at September 30, 2016	1,940,225	$0.22

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

There were 300,000 and zero options granted and no options exercised during the nine months ended September 30, 2016 and 2015, respectively.  Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 was $2,703 and $3,390 and $10,204 and $10,983, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18	50,000	1.16	$0.18	50,000	$0.18
0.20	250,000	5.02	0.20	250,000	0.20
	300,000	4.38	$0.20	300,000	$0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2015	7,915,533	$0.27
Issued	–	–
Exercised	(2,019,236)	0.13
Cancelled or expired	(257,887)	3.00
Outstanding at December 31, 2015	5,638,410	0.20
Issued	–	–
Exercised	(5,211,542)	0.13
Cancelled or expired	(126,868)	3.00
Outstanding at September 30, 2016	300,000	$0.20

There were no warrants granted, 5,211,542 warrants exercised and 126,868 cancelled or forfeited during the nine months ended September 30, 2016. There were no warrants granted, 2,019,236 warrants exercised and 257,887 cancelled or forfeited during the nine months ended September 30, 2015.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE J – RELATED PARTY TRANSACTIONS

On May 18 and June 4, 2015, now former director, William Davis and current Chief Executive Officer Jason Tienor each signed a General Indemnity Agreement pledging personal property on behalf of the Company for a customer contract that required bonding. The Company agreed to compensate each in the amount of $3,000, grossed up to accommodate their 2015 federal income tax liability associated with the payments.

On July 15 and July 17, 2015, Messrs. Davis and Tienor each signed a General Indemnity Agreement pledging personal property on behalf of the Company for another customer contract that required bonding. The Company agreed to compensate each in the amount of $2,000, grossed up to accommodate their 2015 federal income tax liability associated with the payments. The amounts owed to Messrs. Davis and Tienor as of September 30, 2016 and December 31, 2015, were zero and $11,994, respectively, and were recorded in accrued liabilities and expenses on the accompanying condensed consolidated balance sheets.

On August 4, 2016, the Board of Directors authorized the Company to reimburse Peter T. Kross (“Mr. Kross”), $161,075 for expenses incurred related to his successful contested proxy. Effective June 27, 2016, Mr. Kross is a director of the Company and considered a related party. On August 30, 2016, Mr. Kross accepted an unsecured promissory note (“Kross Note”) for $161,075 from the Company. The outstanding principal balance bears interest at the annual rate of 3.0%. Payment of interest and principal began on September 1, 2016 and will continue monthly on the first day of each month thereafter through and including June 1, 2017; the Company is required to pay equal monthly installments of $16,330 which includes all remaining principal and accrued interest owed by the Company to Mr. Kross under the Kross Note. The Company may prepay in advance any unpaid principal or interest due under the Kross Note without premium or penalty. The principal balance of the Kross Note as of September 30, 2016 was $145,147. During the three and nine months ended September 30, 2016, the Company made principal and interest payments of $16,330 to Mr. Kross.

During the three and nine months ended September 30, 2016, the Company agreed to issue common stock of $36,000 to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings.

From time to time the Company may receive advances from certain of its officers in the form of salary deferment, cash advances to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of September 30, 2016 and December 31, 2015, there were no such arrangements.

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

Commitments for minimum rentals under non-cancelable leases at September 30, 2016 are as follows:

2016 (remainder of)	$61,621
2017	254,613
2018	258,252
2019	265,173
2020	128,729
2021	34,880
Total	$1,003,268

Rental expenses charged to operations for the three and nine months ended September 30, 2016 and 2015 were $113,795 and $165,367, and $339,779 and $491,569, respectively. Rental income received for the three and nine months ended September 30, 2016 and 2015 was zero and $34,301 and zero and $102,904, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure. Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $243,000 and $230,000 accrued as of September 30, 2016 and December 31, 2015, respectively.

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

During the nine months ended September 30, 2016, the Company executed five VDA’s totaling approximately $70,000.

As of September 30, 2016, the state of Wisconsin is performing a sales and use tax audit covering the period from January 1, 2011 through December 31, 2015. The Company estimates the audit could result in approximately $100,000 in additional use tax and interest and have appropriately accrued this amount as of September 30, 2016.

The following table sets forth the change in the sales tax accrual as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Balance, beginning of year	$229,768	$353,260
Sales tax collected	363,007	401,031
Provisions	100,000	–
Interest and penalties	(3,017)	(117,700)
Payments	(447,117)	(406,823)
Balance, end of period	$242,641	$229,768

NOTE L – BUSINESS CONCENTRATION

For the nine months ended September 30, 2016 and 2015, no single customer represented 10% or more of total net revenues. As of September 30, 2016 and December 31, 2015, no single customer accounted for 10% of the Company’s net accounts receivable.

Purchases from two major suppliers approximated $3,331,000, or 85%, of purchases, and $2,552,000, or 79%, of purchases, for the nine months ended September 30, 2016 and 2015, respectively. Total due to these suppliers, net of deposits, was $550,695 as of September 30, 2016, and $584,288 as of December 31, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Telkonet, Inc’s (the “Company”, “Telkonet”) financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the nine months ended September 30, 2016, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016.

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

The Company provides call center support services to properties installed by the Company and also to properties installed by other providers. In addition, the Company provides the property with the portal to access the Internet. The Company receives monthly service fees from such properties for its services and Internet access. The Company recognizes the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts. The Company reports such revenues as recurring revenues. Deferred revenue includes deferrals for the monthly support service fees and Internet access. Long-term deferred revenue represents support service fees to be earned or provided beginning after September 30, 2017. Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the period. As of September 30, 2016 and December 31, 2015, there were $137,403 and $170,000 recorded within accounts receivable, respectively, related to revenue recognized that has not yet been billed, respectively.

Total revenues do not include sales tax as the Company is a pass through conduit for collection and remitting sales tax.

New Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “New Accounting Pronouncements” in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

EBITDA

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community and investors. Adjusted EBITDA provides insight to investors into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization along with stock-based compensation can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), income (loss) from operations, or any other measure for determining operating performance of liquidity, as determined under GAAP. In assessing the overall health of its business for the three and nine months ended September 30, 2016 and 2015, the Company excluded items in the following general category described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous period.

RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(393,197)	$269,420	$(944,701)	$48,853
Interest expense, net	15,482	16,283	45,308	50,786
Provision for income taxes	53,887	51,312	157,136	154,836
Depreciation and amortization expense	68,802	67,494	206,063	205,515
EBITDA	(255,026)	404,509	(536,194)	459,990
Adjustments:
Stock-based compensation expense	2,703	3,390	10,204	10,983
Adjusted EBITDA	$(252,323)	$407,899	$(525,990)	$470,973

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	September 30, 2016		September 30, 2015		Variance
Product	$2,399,473	68%	$2,979,834	73%	$(580,361)	-19%
Recurring	1,138,453	32%	1,077,586	27%	60,867	6%
Total	$3,537,926	100%	$4,057,420	100%	$(519,494)	-13%

	Nine Months Ended
	September 30, 2016		September 30, 2015		Variance

Product	$9,148,599	74%	$8,289,596	73%	$859,003	10%
Recurring	3,282,802	26%	3,097,844	27%	184,958	6%
Total	$12,431,401	100%	$11,387,440	100%	$1,043,961	9%

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

For the three and nine months ended September 30, 2016, product revenue decreased by 19% and increased 10%, respectively, when compared to the prior year periods.  Product revenue in 2016 includes approximately $6.30 million attributed to the sale and installation of the Company’s EcoSmart Platform products, and approximately $2.80 million for the sale and installation of HSIA products. For the three month comparison, the revenue decrease was driven by a $0.27 million decrease in the Multiple Dwelling Unit (“MDU”) market, a $0.25 million decrease in the education market, a $0.19 million decrease in the hospitality market offset by a $0.13 million increase in the government/military market. For the nine month comparison, the composition of our product revenue changed, EcoSmart installations increased by $1.10 million offset by a $0.20 million decrease in HSIA installations. Revenue growth was driven by a $1.04 million increase in the hospitality market, a $0.16 million increase in the military/government market and a $0.12 million increase in the MDU market offset by a $0.47 million decrease in the education market compared to the prior year periods, respectively.

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

Recurring revenue includes approximately 2,300 hotels in the Company’s broadband network portfolio. The Company currently supports approximately 234,000 HSIA rooms with approximately 8.0 million monthly users. For the three and nine months ended September 30, 2016, recurring revenue increased by 6% when compared to the prior year periods. For the three month comparison, the positive variance in recurring revenue was attributed to a $0.06 million increase associated with the Company’s EcoCare service and support program for the EcoSmart Suite of products. For the nine month comparison, the variance in recurring revenue was partially attributed to a $0.14 million increase associated with the Company’s EcoCare service and support program for the EcoSmart Suite of products. Support revenue from the Company’s HSIA support services added approximately $0.04 million compared to the prior year.

Cost of Sales

	Three Months Ended
	September 30, 2016		September 30, 2015		Variance

Product	$1,336,107	56%	$1,513,727	51%	$(177,620)	-12%
Recurring	279,296	25%	253,394	24%	25,902	10%
Total	$1,615,403	46%	$1,767,121	44%	$(151,718)	-9%

	Nine Months Ended
	September 30, 2016		September 30, 2015		Variance

Product	$4,948,089	54%	$4,286,144	52%	$661,945	15%
Recurring	789,865	24%	727,665	23%	62,200	9%
Total	$5,737,954	46%	$5,013,809	44%	$724,145	14%

Costs of Product Sales

Costs of product sales include equipment and installation labor related to the sale of SmartGrid and broadband networking equipment, including EcoSmart technology and Telkonet iWire. For the three and nine months ended September 30, 2016, product costs decreased by 12% and increased by 15% compared to the prior year periods. For the three month comparison, the decrease was attributed to material costs of $0.07 million, outside contractor expenses of $0.01 million, $0.05 million in travel expenses, a change of $0.04 million related to inventory valuation and a decrease of $0.04 in salary and benefits offset by an increase in freight charges of $0.03 million. For the nine month comparison, the increase included a $0.46 million increase for materials, $0.29 million for outside contractor services, $0.09 million for freight offset by a $0.09 decrease related to inventory valuation, a $0.03 million decrease in travel and a $0.06 million decrease in salaries and wages.

Costs of Recurring Revenue

Recurring costs are comprised of support wages and telecommunication services for the Company’s Customer Service department. For the three and nine months ended September 30, 2016, recurring costs increased by 10% and 9% compared to the prior year periods. Both three and nine month variances are attributed to an increase in telecommunications and support payroll costs.

Gross Profit

	Three Months Ended
	September 30, 2016		September 30, 2015		Variance

Product	$1,063,366	44%	$1,466,107	49%	$(402,741)	-27%
Recurring	859,157	75%	824,192	76%	34,965	4%
Total	$1,922,523	54%	$2,290,299	56%	$(367,776)	-16%

	Nine Months Ended
	September 30, 2016		September 30, 2015		Variance

Product	$4,200,510	46%	$4,003,452	48%	$197,058	5%
Recurring	2,492,937	76%	2,370,179	77%	122,758	5%
Total	$6,693,447	54%	$6,373,631	56%	$319,816	5%

Gross Profit on Product Revenue

Gross profit for the three and nine months ended September 30, 2016 decreased by 27% and increased by 5% when compared to the prior year periods. The actual gross profit percentage decreased by 4% during the three month period ended September 30, 2016. The variance can be partially attributed to a $0.10 decrease for a HSIA product rebate from 2015 to 2016. HSIA product costs increased approximately 8% in for the three months ended 2016 from 2015. Gross profit percentages for the nine month comparable periods remained almost unchanged, 46% for the nine months ended September 30, 2016 compared to 48% for the nine months ended September 30, 2015.

Gross Profit on Recurring Revenue

The gross profit associated with recurring revenue increased by 4% and 5% for the three and nine months ended September 30, 2016 when compared to the prior year periods. While the dollar value variance increased, actual gross profit percentages remained relatively unchanged from 75% and 76% for the three and nine months ended September 30, 2016 compared to the 76% and 77% for the comparable prior year periods.

Operating Expenses

	Three Months Ended September 30,
	2016	2015	Variance

Total	$2,246,351	$1,953,284	$293,067	15%

	Nine Months Ended September 30,
	2016	2015	Variance

Total	$7,435,704	$6,119,156	$1,316,548	22%

During the three and nine months ended September 30, 2016, operating expenses increased by 15% and 22% when compared to the prior year periods as outlined below.

Research and Development

	Three Months Ended September 30,
	2016	2015	Variance

Total	$429,622	$373,710	$55,912	15%

	Nine Months Ended September 30,
	2016	2015	Variance

Total	$1,321,007	$1,128,596	$192,411	17%

Research and development costs are related to both present and future products and are expensed in the period incurred.  Current research and development costs are associated with product development and integration. During the three and nine months ended September 30, 2016, research and development costs increased 15% and 17% when compared to the prior year periods. For the three month comparison the variance is due to an increase in consulting fees of $0.03 million, $0.02 million charge for certification and product inspection. For the nine month comparison the variance is due to an increase in expenditures for salary, wages and consulting of $0.14 million and certification expenses for new products of $0.05 million. Additional personnel were needed for developing the Company’s new products and software applications.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2016	2015	Variance

Total	$1,747,927	$1,512,080	$235,847	16%

	Nine Months Ended September 30,
	2016	2015	Variance

Total	$5,908,634	$4,785,045	$1,123,589	23%

During the three and nine months ended September 30, 2016, selling, general and administrative expenses increased over the prior year periods by 16% and 23%, respectively. For the three month comparison, the variance was due to a $0.15 million increase in sales and use tax expense. The state of Wisconsin is performing a sales and use tax audit covering the period from January 1, 2011 through December 31, 2015. The Company estimates the audit will result in approximately $0.1 million in additional use tax and interest. During the three months ended September 30, 2015, the Company decreased the sales and use tax liability $0.05 million due to VDA settlements. Payroll, benefit and consulting costs increased $0.06 million. Legal and bad debt expense both increased $0.02 million. Advertising and marketing expenses increased $0.01 million offset by a decrease of $0.03 million in director and banking fees.

For the nine month comparison, $0.29 million of the variance is attributed to the costs associated with the contested proxy contest as discussed in detail in the June 30, 2016 Form 10-Q. Also contributing to the variance were salary, benefits, consulting and temporary staffing of $0.40 million, due to the addition of a Controller, two Channel Account Managers and an accounting staff position. $0.15 million for aforementioned sales and use tax, an $0.08 million increase for a discretionary bonus awarded to various staff, $0.05 million for legal fees, commissions of $0.04 million, $0.06 million in public company fees, $0.04 million in marketing and trade show expense, $0.04 million for accounting fees and $0.02 million in computer hardware expense. These increases were offset by a decrease of $0.05 million in director and banking fees.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private and public offerings of the Company’s equity securities, the issuance of various debt instruments and asset based lending, and cash generated from operations.

Working Capital

Working capital increased by $240,946 during the nine months ended September 30, 2016 from working capital deficit (current liabilities in excess of current assets) of $33,312 at December 31, 2015 to a working capital surplus of $207,634 at September 30, 2016.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce. The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement was secured by substantially all of the Company’s assets. On September 24, 2014, the Department signed a subordination agreement of all the Company’s security interests. The proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of September 30, 2016 and December 31, 2015 were $13,476 and $52,579, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an asset purchase agreement (“APA”). Per the APA, the Company signed an unsecured promissory note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bore interest at a rate of 6% and was originally due on March 31, 2014. As a result of an amendment effective April 30, 2013, the maturity date was changed to January 1, 2016. The principal balance of the Note as of September 30, 2016 and December 31, 2015 was zero and $40,761, respectively.

Kross Promissory Note

On August 4, 2016, the Board of Directors authorized the Company to reimburse Peter T. Kross (“Mr. Kross”), $161,075 for expenses incurred related to his successful contested proxy. Effective June 27, 2016, Mr. Kross is a director of the Company and considered a related party. On August 30, 2016, Mr. Kross accepted an unsecured promissory note (“Kross Note”) for $161,075 from the Company. The outstanding principal balance bears interest at the annual rate of 3.00%. Payment of interest and principal began on September 1, 2016 and will continue monthly on the first day of each month thereafter through and including June 1, 2017; the Company is required to pay equal monthly installments of $16,330 which includes all remaining principal and accrued interest owed by the Company to Mr. Kross under the Kross Note. The Company may prepay in advance any unpaid principal or interest due under the Kross Note without premium or penalty. The principal balance of the Kross Note as of September 30, 2016 was $145,147. During the three and nine months ended September 30, 2016, the Company made principal and interest payments of $16,330 to Mr. Kross.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a loan and security agreement with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”) (the “Heritage Bank Loan Agreement”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.50% at September 30, 2016 and December 31, 2015. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of June 30, 2016, the Company was in violation of a financial performance covenant. Heritage Bank granted a waiver of that violation on August 11, 2016. By waiving the violation, Heritage Bank is not surrendering any of its other rights set forth in the Heritage Bank Loan Agreement. On October 27, 2016, an amendment to the Credit Facility was executed modifying the required minimum EBITDA level financial covenant as of September 30, 2016 and December 31, 2016. As of September 30, 2016, the Company was in compliance with the modified financial covenants. The outstanding balance on the Credit Facility was $1,011,771 and $901,771 at September 30, 2016 and December 31, 2015, respectively, leaving an available borrowing base of approximately $217,000 and $532,700 at September 30, 2016 and December 31, 2015, respectively.

Cash Flow Analysis

Cash used in continuing operations was $744,481 and $424,881 during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, and managing current liabilities. The working capital changes during the nine months ended September 30, 2016 were primarily related to an approximately $110,000 decrease in accounts receivable, a $555,000 increase in inventory, a $513,000 decrease in accounts payable offset by a $91,000 increase in deferred revenue, a $44,000 increase in customer deposits and a $353,000 increase in accrued liabilities and expenses. The primary working capital change during the nine months ended September 30, 2015 was related to an approximate increase of $923,000 in accounts receivable, a $129,000 decrease in inventory, a $181,000 increase in prepaid expenses and other current assets offset by $130,000 increase in accounts payable and a $186,000 increase in accrued liabilities and expenses. Accounts receivable fluctuates based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Cash used in investing activities was $2,352 and cash provided by investing activities was $25,388 during the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, the Company purchased $33,629 of computer equipment. This asset will be depreciated over its respective estimated useful life. Restricted cash of $31,277 related to a bonding requirement was released during the period once the performance bonds were cancelled.

Cash provided by financing activities was $707,637 and $367,124 during the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, 5,211,542 warrants were exercised for an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share. These warrants were originally granted to shareholders of the April 8, 2011 Series B preferred stock issuance. Total proceeds received were $677,501. Cash used in financing activities to repay indebtedness was $79,864 and cash proceeds from the line of credit were $110,000 during the nine months ended September 30, 2016. Cash used in financing activities to repay indebtedness was $228,943, shareholders exercised 2,019,236 warrants at $0.13 resulting in proceeds of $262,500 and cash borrowed on the line of credit was $333,567 during the nine months ended September 30, 2015.

We are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Management expects that global economic conditions, in particular the decreasing price of energy, along with competition will continue to present a challenging operating environment through 2017; therefore working capital management will continue to be a high priority for 2017. The Company’s estimated cash requirements for our operations for the next 12 months is not anticipated to differ significantly from our present cash requirements for our operations.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements.

Acquisition or Disposition of Property and Equipment

The Company does not anticipate any significant purchases of property or equipment during the next twelve months, other than computer equipment and peripherals to be used in the Company’s day-to-day operations.

Item 4.  Controls and Procedures.

As of September 30, 2016, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Due to the lack of a segregation of duties and failure to implement accounting controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

During the nine months ended September 30, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.  Exhibits.

Exhibit Number	Description Of Document
10.27	Promissory Note, dated August 1, 2016, by and between Telkonet, Inc. and Mr. Peter Kross
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of F. John Stark III
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of F. John Stark III pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: November 14, 2016	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: November 14, 2016	By:	/s/ F. John Stark III
F. John Stark III Chief Financial Officer (principal financial officer)

