Form 10-K
period 2016-12-31
TELKONET INC
filed 2017-04-03
CIK 1094084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

Aggregate market value of the voting stock held by non-affiliates (based upon the closing sale price of $0.19 per share on the Over the Counter Bulletin Board) of the registrant as of June 30, 2016: $23,332,666.

Number of outstanding shares of the registrant’s par value $0.001 common stock as of March 22, 2017: 132,774,475.

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2016. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2017.

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

GENERAL

Business

Telkonet, Inc. (the “Company”, “Telkonet”), formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart Platform of intelligent automation solutions designed to optimize energy efficiency, comfort and analytics in support of the emerging Internet of Things (“IoT”). Telkonet’s growth is focused on EcoSmart, its IoT division offering intelligent automation solutions.

In October of 2016, the Company, under the direction and authority of the Board of Directors, committed to a plan to offer for sale Ethostream LLC, High-Speed Internet Access (“HSIA”) subsidiary. While EthoStream is one of the largest public HSIA providers in the world, providing services to more than 12.0 million users monthly across a network of approximately 1,800 locations, the Company will focus on its higher growth potential EcoSmart Platform line. As a result of this decision to sell Ethostream LLC, the operating results of Ethostream for the years ended December 31, 2016 and 2015 have been reclassified as discontinued operations and as assets and liabilities held for sale in the consolidated financial statements. The sale closed on March 29, 2017.

Unless otherwise noted, all financial information in this Form 10-K will reflect results from the Company’s continuing operations.

ECOSMART

Telkonet’s EcoSmart Platform is comprised of four main pillars.

•	EcoSmart Suite: The suite of intelligent hardware products designed and developed to provide monitoring, management, command and control over individual and grouped energy consumption throughout building environments.

•	EcoCentral: The cloud-based dashboard and analytics platform that provides visualization and remote management of Telkonet’s monitoring, reporting and analytics through deployed EcoSmart and integrated products.

•	EcoCare: Telkonet’s full offering of professional support and maintenance services including 24/7 monitoring, engineering, analytics, reporting, software and hardware updates, extended warranty, project and relationship management and onsite support.

•	EcoSmart Mobile: Native iOS and Android applications provided by Telkonet to its partners, customers and end users and guests enabling provisioning, management and access and control over EcoSmart deployments and functionality.

The EcoSmart Platform provides comprehensive energy and operational savings, management monitoring, reporting, analytics and virtual engineering of a customer’s portfolio and/or property’s room-by-room energy consumption and increased comfort and productivity through a more intelligent and automated environment. Telkonet has deployed more than a half million intelligent devices worldwide in properties and buildings within the hospitality, military, educational, healthcare and other commercial markets. The EcoSmart Platform is rapidly being recognized as a leading solution for reducing energy consumption, operational costs and carbon footprints, and eliminating the need for new energy generation in these markets – all while improving occupant comfort and convenience.

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

EcoSmart Suite

•	EcoTouch: One of the newest additions to Telkonet’s suite of hardware, the EcoTouch is an all touch capacitive thermostat interface available in wired and wireless models offering a premium aesthetic. The EcoTouch allows building owners to match the thermostat with the design of their room by changing the color of the metal band or by selecting black or white options.

•	EcoAir: A wireless thermostat interface mirroring the EcoInsight footprint while enabling the relocation of in room controls without the usual construction expense and downtime.

•	EcoSource: The remote HVAC control device associated with Telkonet’s thermostat interfaces allowing control while removing the need for expensive rewiring and construction. The EcoSource may also be used for third-party integrations, monitoring and control scenarios.

•	EcoSmart VRF Controller: The newest product in the EcoSmart Suite, the VRF Controller works with most of the new variable refrigerant systems coming to market. The devices replace the EcoSource where discrete relays are not available.

•	EcoInsight: A programmable and controllable wired thermostat with over 125 configurable settings used to control the efficiency of HVAC through the use of environment variables and triggers.

•	EcoConnect: An Ethernet to Zigbee bridge that serves as the coordinator for all EcoSmart devices connected to the intelligent automation network, managing approximately 30 - 70 device connections each.

•	EcoCommander: EcoSmart’s network-edge gateway server that provides real-time proactive data aggregation, analytics, reporting and management of the EcoSmart product suite.

•	EcoSense: A remote occupancy sensor that monitors environments with ultra, high-sensitive sensors designed to detect motion or body heat. All sensors are programmed to ensure accurate occupancy detection. EcoSense may be hardwired or programmed to communicate wirelessly and may be battery operated or utilize external power.

•	EcoSwitch: The EcoSmart energy management product with the appearance of a traditional ‘rocker’ light switch. Turning lights off, even for a short time, saves energy and extends lamp life. The EcoSwitch can be used to compose and automate dramatic lighting scenes in a room.

•	EcoGuard: The EcoSmart control that acts as the replacement for an in-wall outlet and has the ability to monitor and control the flow of power to one or both outlets. Based on occupancy, it can turn off lamps, televisions, appliances, and any other energy-consuming loads that are plugged in, preventing a property from consuming power in an empty room. The EcoGuard completely disconnects devices from the power supply, preventing lights and other in-room electronics from needlessly consuming energy as well as providing monitoring of energy flow and efficiency when a plug is enabled.

•	EcoContact: A remote, wireless door/window contact with the ability to provide additional occupancy data and control HVAC operability and other consumption measures when doors or windows are open.

_____________________

1 Facility Type: Hotels & Motels - http://www.energystar.gov/ia/business/EPA_BUM_CH12_HotelsMotels.pdf

2 AH&LA 2013 At-a-Glance Statistical Figures -  http://www.ahla.com/content.aspx?id=36332

EcoCentral

Telkonet’s EcoSmart Platform functions as a comprehensive solution for intelligent automation and energy management. The platform has a well-developed upgrade path with the final and complete version of the platform offering real-time control and analytics provided through a cloud computing platform called EcoCentral. EcoCentral earns its name through its ability to direct user resources where they add the most value. From monitoring equipment operation to determining where engineering efforts are needed to notifying staff when performance is degrading, EcoCentral creates a comprehensive tool for providing insight and access into EcoSmart Platform deployments either individually or across an entire building portfolio.

EcoCare

EcoCare is Telkonet’s complete offering of professional services including call support, repair and replacement services, periodic reporting, communication with customers’ utility and Internet Service Provider (“ISP”) partners and more. Telkonet provides three packages of EcoCare services as well as allows customers to create their own package of services ala carte. EcoCare allows EcoSmart customers to ensure that they continue to recognize the savings estimated and benefit from the intended return on investment (ROI). Standard EcoCare contracts range from three to five years and have automatic renewal terms built into the individual contract.

EcoSmart Mobile

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

Target Markets

Rooms with intermittent occupancy are most commonly found in the following market sectors:

•	Hospitality: hotels, motels, resorts, timeshares, casinos.

•	Educational: residence halls, dormitories and other campus living options. Also K-12 environments with distributed and portable classrooms.

•	Military: residence halls, barracks, apartments and other campus living options.

•	Health care: medical office buildings, assisted and independent living facilities.

•	Public Housing: apartments and other public living options.

Intelligent Energy Management

Telkonet’s EcoSmart energy management platform is a leading intelligent and advanced automation solution designed to deliver at all levels by controlling a building’s lighting, plugload and HVAC usage and improving energy efficiency one room at a time. All data may be presented on a grouped, property or room-by-room basis, allowing very granular management of in-room energy use and environmental conditions. The platform achieves this by using a combination of wired and wireless technology components, including occupancy sensors and intelligent programmable thermostats connected with packaged terminal air conditioner (“PTAC”) controllers or any other terminal equipment HVAC products, managed wireless light switches and in wall electrical plugs to adjust and maintain energy consumption including a room’s temperature according to occupancy, eliminating wasteful heating and cooling of unoccupied rooms. All of these things can be done from the in-room devices or via any web-connected device, such as smart phones, tablets and laptop computers.

EcoSmart is an energy management platform that delivers optimal, individual room energy savings without compromising occupant comfort, due to a proprietary technology named – “Recovery Time”.

Recovery Time Technology

EcoSmart’s HVAC controls feature Recovery Time, technology designed to maximize energy efficiency without sacrificing occupant comfort. When a room is occupied, the temperature selected by the occupant will be maintained by the EcoSmart system. However, whenever the occupancy sensor determines that the room is unoccupied, the system adjusts the room temperature using Recovery Time. Unlike other systems, Recovery Time technology constantly performs calculations that evaluate how far each individual room’s temperature can drift from the occupant’s preferred setting (“set-point”), to harvest energy savings while still being able to return to the occupant’s set-point within a customer’s pre-defined period of time.

When determining the temperature setting, Recovery Time technology considers how long it will take to return the temperature to the occupant’s set-point once they return to their room. The temperature will only drift far enough to ensure the system will return to the occupant’s preferred temperature setting within minutes upon their return to the room. The specific length of the time is selected by property management at the time of the installation; however, it can be altered at any time by management.

How do others do it?

The occupant selects a set-point when the room is occupied. When the occupant leaves, the thermostat reverts to an energy-saving set-point which is a fixed number of degrees different than the occupant set-point (lower in winter and higher in summer). In some products the set-point is a fixed temperature selected by the property owner. Each room will take a different amount of time to return to the occupant set-point and variables such as the outdoor temperature and the room orientation to sun or wind will dramatically affect the length of time the HVAC unit has to run to recover the room temperature to set-point. Maintenance condition of the HVAC unit will also affect the time as a dirty filter or coil offers less heat transfer and will take longer causing the unit to work harder. Other variables affect time as well, like whether the drapes are open or closed. The result is a very uneven distribution of temperatures from room to room and ultimately an unsatisfied occupant or guest.

EcoSmart Delivers Room-by-Room Savings

Telkonet’s approach is different, since each room’s environment is different. Every room is evaluated independently in real-time to determine its energy efficient temperature, or setback. Recovery Time technology constantly calculates in real-time how far the room temperature can drift by taking into consideration all the environmental characteristics that impact the temperature in the room, including:

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

COST OF ENERGY	Electricity	District Heat	Fuel Oil	Natural Gas
Educational Buildings ($8,111 million)	76%	7%	2%	15%

Healthcare Buildings ($4,882 million)	80%	N/A	1%	19%

Office Buildings ($17,005 million)	87%	4%	1%	8%

Lodging Buildings ($5,228 million)	79%	N/A	3%	18%
		Source: Energy Information Administration, 2003
			Commercial Buildings Energy Consumption Survey

_____________________

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

The opportunities in this market are not limited to higher education institutions. A report by EnergySTAR, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy, showed that our nation’s 17,450 K-12 schools spend more than $6 billion on energy and that as much as 30% of a district’s total energy is used inefficiently or unnecessarily.5

We believe that our EcoSmart Platform is an important tool for participants in the education industry seeking to control student-related energy costs. We have focused our sales efforts on members of the education industry who are seeking to expand their energy efficiency initiatives as well as the ESCOs who target the educational marketplace and have thus far had success with at least one school district installing EcoSmart in each classroom throughout the district.

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

_____________________

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

_____________________

7 http://en.wikipedia.org/wiki/Energy_usage_of_the_United_States_military

8 https://www.whitehouse.gov/administration/eop/ceq/sustainability

9 http://www.epa.gov/statelocalclimate/local/topics/commercial-industrial.html

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

Inventory

While we are dependent, in certain situations, on a limited number of vendors to provide certain inventory and components, we’ve not experienced significant problems or issues purchasing any essential materials, parts or components. We contract the majority of our inventory with ATR Manufacturing, a Chinese company, which provides substantially all the manufacturing requirements for Telkonet’s energy management platform.

Customers

We are neither limited to, nor reliant upon, a single or narrowly segmented customer base to derive our revenues. Our current primary focus is in the hospitality, commercial, education, utility, MDU, healthcare and government/military markets and expanding into the consumer market as part of our long term strategic growth.

For the years ended December 31, 2016 and 2015, no single customer represented 10% or more of our net revenues from continuing operations.

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

Research & Development

During the years ended December 31, 2016 and 2015, we spent $1,658,640 and $1,605,667, respectively, on research and development activities. Telkonet’s EcoSmart related development efforts in 2016 and continuing into 2017 are focused on three major areas. The first is around continuous software improvements to maintain compatibility with changing industry equipment and standards as well as moving towards a more mobile platform. The second area is a focus on development with third party device providers for integrated solutions. The growth in connected devices is driving demand for a smart hotel room with many devices working together. This new smart room requires working closely with strategic partners to build a more tightly integrated solution. The final area we continue to focus on is new product development. Telkonet is preparing new product releases and is continuing to innovate with hardware development beyond its current EcoSmart Platform.

Other Information

Employees

As of March 22, 2017, we had 101 full-time employees, of which 52 employees will remain with the Company following the sale of Ethostream LLC on March 28, 2017. We will continue to hire additional personnel as necessary to meet future operating requirements. We anticipate that we may need to hire additional staff in the areas of customer support, field services, engineering, sales and marketing, and administration.

Environmental Matters

We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

Discontinued Operations

In October of 2016, the Company decided to offer for sale its Ethostream High-Speed Internet Access (“HSIA”) subsidiary. While EthoStream is one of the largest public HSIA providers in the world, providing services to more than 12.0 million users monthly across a network of approximately 1,800 locations, the Company will focus on its higher growth potential EcoSmart Platform line. The operating results of Ethostream for the years ended December 31, 2016 and 2015 have been reclassified as discontinued operations in the consolidated statement of operations and as of December 31, 2016 and 2015 as assets and liabilities held for sale in the consolidated balance sheets. The Company closed the sale of EthoStream, LLC on March 29, 2017 and the impact on the Company’s liquidity as a result of the proceeds from the sale is expected to allow for greater strategic investment in marketing and research and development by the Company.

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

As long as the price of our common stock remains at less than $5 per share, we will be subject to so-called “penny stock rules” which could decrease our stock’s market liquidity. The Security and Exchange Commission (“SEC”) has adopted regulations which define a “penny stock” to include any equity security that has a market price of less than $5 per share or an exercise price of less than $5 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery to and execution by the retail customer of a written declaration of suitability relating to the penny stock, which must include disclosure of the commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Finally, the broker/dealer must send monthly statements disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Those requirements could adversely affect the market liquidity of our common stock. There can be no assurance that the price of our common stock will rise above $5 per share so as to avoid these regulations.

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

As of December 31, 2016, we had outstanding employee options to purchase a total of 2,832,725 shares of common stock at exercise prices ranging from $0.14 to $1.00 per share, with a weighted average exercise price of $0.18. As of December 31, 2016, we had warrants outstanding to purchase a total of 300,000 shares of common stock at exercise prices ranging from $0.18 to $0.20 per share, with a weighted average exercise price of $0.20. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise will be dilutive to existing stockholders and could adversely affect the market price of our common stock.

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

We have identified material weaknesses in our internal controls as of December 31, 2016 that, if not properly remediated, could result in material misstatements in our financial statements.

Based on an evaluation of our disclosure of internal controls and procedures as of December 31, 2016, our management has concluded that, as of such date, there were material weaknesses in our internal control over financial reporting related to a lack of segregation of duties, failure to implement adequate internal control over financial reporting and the need for a stronger internal control environment.. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. We are actively engaged in developing a remediation plan designed to address the material weaknesses. As disclosed in Item 9A of Part II of this report, because of the material weaknesses identified by the Company, our consolidated financial statements may contain material misstatements that would require restatement of the Company’s financial results in this report. We have taken, and continue to take, the actions discussed in this report to remediate the identified material weaknesses.

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

We may be affected if the United States participates in wars or other military action or by international terrorism.

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

Our ability to deploy our EcoSmart Suite of products into the energy management initiatives in federally funded or assisted projects may rely on our ability to obtain payment and performance bonds which may be an essential element to work orders for the installation of our products and services. If we are unable to obtain payment and performance bonds in a timely fashion as required by an applicable work order, we may not be entitled to payment under the work order until such bonds have been provided or until such a requirement is expressly waived. In addition, any delays due to a failure to furnish bonds may not entitle us to a price increase for the work or an extension of time to complete the work and may entitle the other party to terminate our work order without liability and to indemnify such party from damages suffered as a result of our failure to deliver the bonds and the termination of the work order. As a result, the failure to obtain bonds where required could negatively impact our business, results of operations, and prospects.

Risks Relating to Our Financial Results and Need for Financing

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate acquisitions.

We are currently authorized to issue 190,000,000 shares of common stock under our Amended Restated and Articles of Incorporation. As of March 2017, we have issued 132,774,475 shares of common stock and have approximately 7,680,887 shares of common stock committed for issuance giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock. Due to the limited number of authorized shares available for issuance and because of the significant competition for acquisitions, we may not able to consummate an acquisition until we increase the number of shares we are authorized to issue. To facilitate the possibility and flexibility of raising additional capital or the completion of potential acquisitions, we would need to seek stockholder approval to increase the number of our authorized shares of common stock. We can provide no assurance that we will succeed in amending our Amended and Restated Articles of Incorporation to increase the number of shares of common stock we are authorized to issue.

We have a history of operating losses and an accumulated deficit and may incur losses in the foreseeable future.

Since inception through December 31, 2016, we have incurred cumulative losses of $123,471,034 and have never generated enough funds through operations to support our business. For the year ended December 31, 2016, we had an operating cash flow deficit of $910,130 from continuing operations. As of December 31, 2016, we have working capital deficit (current liabilities in excess of current assets) from continuing operations of $916,099 excluding the Ethostream, LLC assets and liabilities held for sale. Because of the numerous risks and uncertainties associated with our technology, the industry in which we operate, and other factors, we are unable to predict the extent of any future losses or if we will become profitable. If we are unable to generate sufficient revenues from our operations to meet our working capital requirements, we expect to finance our future cash needs through public or debt financings. We cannot be certain that additional funding will be available on acceptable terms, or at all.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and must be current in their reports under Section 13 of the Exchange Act in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

In January 2016, the Company entered into a lease agreement for 2,237 square feet of commercial office space in Germantown, Maryland for its Maryland employee’s. The Germantown lease was set to expire at the end of January 2017. In December 2016, the Company entered into a first amendment to the lease agreement extending the lease through the end of January 2018.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “TKOI.”

The following table sets forth the quarterly high and low bid prices for our common stock for the years ended December 31, 2016 and 2015.

	High	Low
Year Ended December 31, 2016
First Quarter	$0.24	$0.13
Second Quarter	0.23	0.18
Third Quarter	0.25	0.18
Fourth Quarter	0.19	0.12
Year Ended December 31, 2015
First Quarter	$0.23	$0.13
Second Quarter	0.25	0.16
Third Quarter	0.28	0.18
Fourth Quarter	0.28	0.18

Record Holders

As of March 22, 2017, we had 215 record holders of our common stock and 132,774,475 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,132,725	$0.18	4,725,053
Equity compensation plans not approved by security holders	–	–	–

Total	3,132,725	$0.18	4,725,053

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates significant estimates used in preparing its consolidated financial statements including those related to revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, recovery of long-lived asset valuations, income tax provisions and related valuation allowance, stock-based compensation, and contingencies. The Company bases its estimates on historical experience, underlying run rates and various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

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

Multiple-Element Arrangements (“MEAs”): The Company accounts for contracts that have both product and installation under the MEAs guidance in ASC 605-25. Arrangements under such contracts may include multiple deliverables consisting of a combination of equipment and services. The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in the Company’s control. Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists and on estimated selling price (“ESP”) if neither VSOE or TPE exist.

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

When MEAs include an element of customer training, the Company determined it is not essential to the functionality, efficiency or effectiveness of the MEA due to its perfunctory nature in relation to the entire arrangement. Therefore the Company has concluded that this obligation is inconsequential and perfunctory. As such, for MEAs that include training, customer acceptance of said training is not deemed necessary in order to record the related revenue, but is recorded when the installation deliverable is fulfilled. Historically, training revenues have not been significant.

The Company provides call center support services to properties installed by the Company. The Company receives monthly service fees from such properties for its services. The Company recognizes the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts. The Company reports such revenues as recurring revenues. Deferred revenue includes deferrals for the monthly support service fees. Long-term deferred revenue represents support service fees to be earned or provided beginning after December 31, 2017. Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the period. As of December 31, 2016 and 2015, there was $214,821 and $170,000 recorded within accounts receivable, respectively, related to revenue recognized that has not yet been billed.

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

Inventory Obsolescence

Inventories consist of thermostats, sensors and controllers for Telkonet’s EcoSmart product platform. These inventories are purchased for resale and do not include manufacturing labor and overhead. Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method. The Company’s inventories are subject to technological obsolescence. Management evaluates the net realizable value of its inventories on a quarterly basis and when it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount.

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments in accordance with ASC 820, which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. We have categorized our financial assets and liabilities that are recurring and non-recurring, at fair value into a three-level hierarchy in accordance with these provisions.

Guarantees and Product Warranties

The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the years ended December 31, 2016 and 2015, the Company experienced approximately between 1% and 3% of returns related to product warranties. As of December 31, 2016 and 2015, the Company recorded warranty liabilities in the amount of $49,149 and $28,702, respectively, using this experience factor range.

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

Recovery of Long -Lived Assets

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

Contingent Liabilities - Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure. Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company had approximately $227,000 and $190,000 accrued for this exposure as of December 31, 2016 and 2015, respectively.

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

During the year ended December 31, 2016, the Company executed five VDA’s totaling approximately $70,000.

During the year ended December 31, 2016, the State of Wisconsin performed a sales and use tax audit covering the period from January 1, 2012 through December 31, 2015. The Company estimates the audit could result in approximately $120,000 in additional use tax and interest and have appropriately accrued and expensed this amount in the consolidated balance sheet and the consolidated statement of operations as of December 31, 2016.

Results of Continuing Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

The table below outlines our product versus recurring revenues from continuing operations for comparable periods:

	Year Ended December 31,
	2016		2015		Variance

Product	$7,796,319	94%	$7,242,503	96%	$553,816	8%
Recurring	459,695	6%	285,114	4%	174,581	61%
Total	$8,256,014	100%	$7,527,617	100%	$728,397	10%

Product Revenue

Product revenue principally arises from the sale and installation of EcoSmart energy management platform. The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products switches, outlets and a control platform.

For the year ended December 31, 2016, product revenue increased $0.55 million, or 8% when compared to the prior year. Product revenue from the hospitality market increased $0.4 million to $6.30 million for the year ended December 31, 2016 compared to $5.90 million for the prior year. Product revenue from the residential market increased $0.2 million to $0.60 million for the year ended December 31, 2016 compared to $0.40 million for the prior year period. Product revenue from the education, commercial and government markets remained unchanged at $0.9 million for the years ended December 31, 2016 and 2015, respectively. The Company’s distribution channel through resellers and value added distribution partners while not as robust as in the year ended December 31, 2015, still remains a significant percentage of product revenue. Product revenue attributed to sales from channel partnerships and value added resellers decreased for the year ended December 31, 2016 to $4.10 million or 52.6% of total product revenue compared to $4.80 million or 66.8% in 2015.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the year end comparison, recurring revenue increased $0.17 million to $0.46 million for the year ended December 31, 2016 compared to $0.29 million for the year ended December 31, 2015.

Cost of Sales

	Year ended December 31,
	2016		2015		Variance

Product	$4,024,675	52%	$3,600,407	50%	$424,268	12%
Recurring	124,842	27%	151,958	53%	(27,116)	-18%
Total	$4,149,517	50%	$3,752,365	50%	$397,152	11%

Costs of Product Revenue

Costs of product revenue include equipment and installation labor related to EcoSmart technology. For the year ended December 31, 2016, product costs increased by 12% compared to the prior year. The Company’s increased use of outside contractors for installations resulted in a $0.25 million increase in contractor services. A material cost increase of $0.19 million was the result of the increase in product revenue. Warranty and freight expenses increased $0.05 million and $0.04 million, respectively. The increase use of outside contractors resulted in a decrease of $0.07 million in salary, wages and travel expense. Inventory adjustments accounted for a $0.04 decrease.

Costs of Recurring Revenue

Recurring costs are comprised of labor and telecommunication services for our customer service department.  For the year ended December 31, 2016, costs of recurring revenue decreased by 18% when compared to the prior year. The decrease of $0.03 million was for salaries. Customer service department personnel was reduced by one person during the year ended December 31, 2016.

Gross Profit

	Year ended December 31,
	2016		2015		Variance

Product	$3,771,644	48%	$3,642,096	50%	$129,548	4%
Recurring	334,853	73%	133,156	47%	201,697	151%
Total	$4,106,497	50%	$3,775,252	50%	$331,245	9%

Gross Profit on Product Revenue

Gross profit for the year ended December 31, 2016 increased by 4% when compared to the prior year. The actual gross profit percentages decreased slightly during 2016, 48% for the year ended December 31, 2016 compared to 50% for the year ended December 31, 2015. Contributing to the 2% decrease in gross profit percentage was a 12% increase in product cost of goods sold.

Gross Profit on Recurring Revenue

For the year ended December 31, 2016, our gross profit increased by 151% when compared to the prior year. The variance was mainly attributed to an increase in sales and a decrease in support staff wages and benefits as discussed above.

Operating Expenses

	Year ended December 31,
	2016	2015	Variance

Total	$8,029,808	$6,757,917	$1,271,891	19%

The Company’s operating expenses are comprised of research and development, selling, general and administrative expenses and depreciation and amortization expense. During the year ended December 31, 2016, operating expenses increased by 19% when compared to the prior year as outlined below.

Research and Development

	Year ended December 31,
	2016	2015	Variance

Total	$1,658,640	$1,605,667	$52,973	3%

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. During the year ended December 31, 2016, research and development costs increased 3% when compared to the prior year. The majority of the variance is due to an approximate $0.14 million increase in expenditures for salaries and consulting. The additional personnel were needed for product development and engineering. Certification expenses increased $0.04 million when compared to the prior year. Research and development expense related to retooling and design charges decreased $0.13 million from the prior year. The majority of the expenses in 2015 were related to the EcoTouch thermostat introduced in fiscal 2015.

Selling, General and Administrative Expenses

	Year ended December 31,
	2016	2015	Variance

Total	$6,336,879	$5,123,027	$1,213,852	24%

Selling, general and administrative expenses increased for the year ended December 31, 2016 over the prior year by 24%. For the year end comparison, $0.29 million of the variance is attributed to the costs associated with the 2016 contested proxy contest. The challenger was successful in obtaining a majority of shareholder votes to seat three new Board of Director members. Stated in the challengers proxy statement was listed that if successfully elected, the challengers would seek to recover from the Company, expenditures that were incurred for the contested proxy. The expenditures were $0.16 million. Additional proxy related costs the Company incurred included solicitation services of $0.03 million, stock transfer agent fees of $0.05 million and legal fees of $0.05 million. Also contributing to the variance were salary, benefits, consulting and temporary staffing of $0.28 million, due to the addition of a controller, two channel account managers and an accounting staff position. Sales and use tax increased $0.25 million from the prior year. During the year ended December 31, 2016, the state of Wisconsin performed a sales and use tax audit covering the period from January 1, 2012 through December 31, 2015. The audit resulted in an additional charge of $0.12 million for sales and use tax for those periods audited. In addition, sales and use tax for the year ended December 31, 2016 increased $0.04 million over the prior year period. Also contributing to the variance was a $0.10 million increase for legal fees, $0.03 million for bad debt expense, $0.08 million in public company fees, $0.03 million for accounting fees and $0.04 million in stock option expense. These increases were offset by a decrease of $0.03 million in director fees.

Income from Discontinued Operations, Net of Tax

	Year ended December 31,
	2016	2015	Variance

Total	$2,627,758	$2,859,788	$(232,030)	-8%

Income from discontinued operations decreased $0.23 million for the year ended December 31, 2016 over the prior year or 8%. For the year end comparison, $0.13 million of the variance is attributed to reduced sales revenue from the prior year. Also contributing to the variance were increases in recurring cost of goods sold of $0.07 million, the majority of which was salary, payroll taxes and benefits. Cost of non-recurring revenues increased $0.11 million, the majority from salaries, payroll taxes and benefits. Selling, general and administrative costs increased $0.1 million for the year ended December 31, 2016. The majority of the increase was $0.06 million for commissions, $0.06 million for salaries, payroll taxes and benefits offset by a decrease in rent and utilities of $0.02 million.

EBITDA from Continuing Operations

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA from continuing operations provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and stock-based compensation can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA from continuing operations is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA from continuing operations excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA from continuing operations is not, and should not be considered, an alternative to net income (loss), income (loss) from operations, or any other measure for determining operating performance of liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the years ended December 31, 2016 and 2015, the Company excluded items in the following general category described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous year.

RECONCILIATION OF NET LOSS FROM

CONTINUING OPERATIONS TO ADJUSTED EBITDA

FOR THE YEARS ENDED DECEMBER 31,

	2016	2015
Net loss from continuing operations	$(4,003,671)	$(3,048,892)
Interest expense, net	60,246	69,441
Provision (benefit) for income taxes	20,114	(3,214)
Depreciation and amortization	34,289	29,223
EBITDA – continuing operations	(3,889,022)	(2,953,442)
Adjustments:
Stock-based compensation	55,050	14,383
Adjusted EBITDA – continuing operations	$(3,833,972)	$(2,939,059)

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

The Company reported a net loss from continuing operations of $4,003,671 for the year ended December 31, 2016, had cash used in operating activities from continuing operations of $910,130, had an accumulated deficit of $123,471,034 and total current liabilities in excess of current assets from continuing operations of $916,099 as of December 31, 2016, excluding the Ethostream, LLC assets and liabilities held for sale. Since inception, the Company’s primary sources of ongoing liquidity for operations have come through private and public offerings of equity securities, and the issuance of various debt instruments and asset-based lending.

On March 28, 2017, the Company and the Company’s wholly-owned subsidiary, EthoStream LLC, entered into an Asset Purchase Agreement with DCI, whereby DCI would acquire all of the assets and certain liabilities of EthoStream for a cash purchase price of $12.75 million, subject to an adjustment based on the net working capital of EthoStream on the closing date of the sale transaction. The Company’s liquidity plan includes reviewing options for raising additional capital including, but not limited to, asset-based or equity financing, private placements, and the net proceeds received from the Ethostream LLC sale.

Working Capital

Our working capital (current assets in excess of current liabilities) from continuing operations decreased by $976,495 during the year ended December 31, 2016 from a working capital surplus of $60,396 at December 31, 2015, to a working capital deficit of $916,099 at December 31, 2016.

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”). The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal was made in the following manner: (a) payment of any and all interest that accrued from the date of disbursement commencing on January 1, 2010 and continuing on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company was required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016, which included all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement. The Company could prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement was secured by substantially all of the Company’s assets. On September 24, 2014, the Department signed a subordination agreement of all the Company’s security interests. The proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contained covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of December 31, 2016 and 2015 were zero and $52,579, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”). Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remained unchanged at 6% and the maturity date was extended to January 1, 2016. During the year ended December 31, 2015, the Company made additional payments of $20,000 in aggregate beyond the required monthly payments of principal and interest. The outstanding principal balance of the Note as of December 31, 2016 and 2015 was zero and $40,761, respectively.

Kross Promissory Note

On August 4, 2016, the Board of Directors authorized the Company to reimburse Peter T. Kross (“Mr. Kross”), $161,075 for expenses incurred related to his successful contested proxy. Effective June 27, 2016, Mr. Kross is a director of the Company and considered a related party. On August 30, 2016, Mr. Kross accepted an unsecured promissory note (“Kross Note”) for $161,075 from the Company. The outstanding principal balance bears interest at the annual rate of 3.00%. Payment of interest and principal began on September 1, 2016 and will continue monthly on the first day of each month thereafter through and including June 1, 2017. The Company is required to pay equal monthly installments of $16,330 which includes all remaining principal and accrued interest owed by the Company to Mr. Kross under the Kross Note. The Company may prepay in advance any unpaid principal or interest due under the Kross Note without premium or penalty. The principal balance of the Kross Note as of December 31, 2016 was $97,127.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.75% at December 31, 2016 and 6.50% at December 31, 2015. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of June 30, 2016, the Company was in violation of a financial performance covenant. Heritage Bank granted a waiver of that violation on August 11, 2016. By waiving the violation, Heritage Bank is not surrendering any of its other rights set forth in the Heritage Bank Loan Agreement. On October 27, 2016, an amendment to the Credit Facility was executed modifying the required minimum EBITDA level financial covenant as of September 30, 2016 and December 31, 2016. As of December 31, 2016, the Company was in compliance with the modified financial covenants. The outstanding balance on the Credit Facility was $1,062,129 and $901,771 at December 31, 2016 and 2015, respectively. The remaining available borrowing capacity was approximately $107,000 at December 31, 2016.

On March 28, 2017, the Company and the Company’s wholly-owned subsidiary, EthoStream LLC, entered into an Asset Purchase Agreement with DCI-Design Communications LLC, whereby DCI would acquire all of the assets and certain liabilities of EthoStream. Heritage Bank has provided the Company with its consent to the sale transaction. Upon closing of the sale transaction on March 29, 2017, the entire balance outstanding on the Credit Facility was repaid. The Company will work with Heritage Bank to execute a new agreement with the remaining operations of the Company as the sole borrower.

Cash Flow from Continuing Operations Analysis

Cash used in operating activities of continuing operations was $910,130 and $194,713 during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, and managing current liabilities. The working capital changes during the year ended December 31, 2016 were primarily related to an approximate $512,000 decrease in accounts receivable, a $125,000 increase in inventory, a $649,000 decrease in accounts payable offset by a $61,000 increase in deferred revenue, a $119,000 increase in customer deposits and a $80,000 increase in accrued liabilities and expenses. The primary working capital change during the year ended December 31, 2015 was related to an approximate increase of $757,000 in accounts receivable, a $292,000 decrease in inventory, a $61,000 increase in prepaid expenses and other current assets, offset by a $225,000 increase in accounts payable and a $187,000 increase in deferred revenue and a $120,000 increase in accrued liabilities and expenses. Accounts receivable fluctuates based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Cash used in investing activities was $5,352 and cash provided by investing activities was $10,358 during the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the Company purchased $36,629 of computer equipment. These assets will be depreciated over their respective estimated useful life. Restricted cash of $31,277 related to a bonding requirement was released during the period once the performance bonds were cancelled.

Cash provided by financing activities was $744,519 and $235,455 during the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, 5,211,542 warrants were exercised for an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share. These warrants were originally granted to shareholders of the April 8, 2011 Series B preferred stock issuance. Total proceeds received were $677,501. Net cash used in financing activities to repay indebtedness was $93,340 and net proceeds from the line of credit were $160,358 during the year ended December 31, 2016. Cash used in financing activities to repay indebtedness was $300,612, shareholders exercised 2,019,236 warrants at $0.13 resulting in proceeds of $262,500 and cash borrowed on the line of credit was $273,567 during the year ended December 31, 2015.

We are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Management expects that global economic conditions, in particular the decreasing price of energy, along with competition will continue to present a challenging operating environment through 2017; therefore working capital management will continue to be a high priority for 2017. The Company’s estimated cash requirements for our operations for the next 12 months is not anticipated to differ significantly from our present cash requirements for our continuing operations.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. Due to the lack of a segregation of duties and the failure to implement adequate internal control over financial reporting, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties due to the limited size of the Company’s accounting department, a failure to implement adequate internal control over financial reporting including in our IT general control environment, and the need for a stronger internal control environment particularly in our financial reporting and close process. We lack sufficient personnel resources and technical accounting and reporting expertise to appropriately address certain accounting and financial reporting matters in accordance with generally accepted accounting principles. We did not have an adequate process or appropriate controls in place to support the accurate reporting of our financial results and disclosures on our Form 10-K. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  We do expect to hire additional personnel to remediate these control deficiencies in the future.

These control deficiencies could result in a misstatement of account balances resulting in a more than remote likelihood that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above constitute material weaknesses.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2016 and 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the years ended December 31, 2016 and 2015 are fairly stated, in all material respects, in accordance with GAAP.

We are reviewing actions to take to remediate the identified material weaknesses. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or modify the remediation efforts. Until remediation efforts that our senior management identifies as necessary, are completed, tested, and determined effective, the material weaknesses described above will continue to exist.

Under applicable Securities Law, the Company is not required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly, such an attestation has not been obtained or included in this Annual Report.

Changes in Internal Controls

Other than the material weaknesses discussed above, during the year ended December 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Pursuant to General Instruction G(3), information on directors and executive officers of the Registrant and corporate governance matters is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 1, 2017.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Pursuant to General Instruction G(3), information on executive compensation is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 1, 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners and management and related stockholder matters are incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 1, 2017.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 1, 2017.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pursuant to General Instruction G(3), information on principal accounting fees and services is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 1, 2017.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

(1)

Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of BDO USA, LLP on Consolidated Financial Statements as of and for the years ended December 31, 2016 and 2015

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the Years ended December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for Years ended December 31, 2016 and 2015

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

EXHIBIT INDEX

The following exhibits are included herein or incorporated by reference:

Exhibit Number	Description Of Document
2.1	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K filed on March 2, 2007)
2.2	Unit Purchase Agreement by and among Telkonet, Inc., EthoStream, LLC and the members of EthoStream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K filed on March 16, 2007)
2.3	Asset Purchase Agreement by and between Telkonet Inc. and Dynamic Ratings, Inc. dated as of March 4, 2011(incorporated by reference to our Form 8-K filed on March 9, 2011)
3.1	Articles of Incorporation of the Company (incorporated by reference to our Form 8-K (No. 000-27305), filed on August 31, 2000 and our Form S-8 (No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Company (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003
3.3	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our Form 8-K (No. 001-31972), filed November 18, 2009)
3.4	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our Form 8-K filed on August 9, 2010)
3.5	Amendment to Amended and Restated Articles of Incorporation, (incorporated by reference to our Form 8-K filed on April 13, 2011)
3.6	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form S-1 (No. 333-108307), filed on August 28, 2003)
3.7	Amendment to the Articles of Incorporation filed with the Secretary of State of Utah (incorporated by reference to our Form 8-K filed on April 8, 2011)
4.1	Senior Convertible Note by Telkonet, Inc. in favor of Portside Growth & Opportunity Fund (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.2	Warrant to Purchase Common Stock by Telkonet, Inc. in favor of Kings Road Investments Ltd. (incorporated by reference to our Form 8-K (No. 001-31972), filed on October 31, 2005)
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K (No. 001-31972), filed on September 6, 2006)
4.4	Form of Accelerated Payment Option Warrant to Purchase Common Stock (incorporated by reference to our Registration Statement on Form S-3 (No. 333-137703), filed on September 29, 2006)
4.5	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (No. 001-31972) filed on May 12, 2008)
4.6	Promissory Note, dated September 11, 2009, by and between Telkonet Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
4.7	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on November 18, 2009)
4.8	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on August 9, 2010)
4.9	Promissory Note, dated March 4, 2011, issued by Telkonet Inc. to Dynamic Ratings, Inc. (incorporated by reference to our Form 8-K filed on March 9, 2011)
4.10	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K filed on April 13, 2011)

10.1	Amended and Restated Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (No. 333-161909), filed on September 14, 2009)
10.2	Loan Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
10.3	General Business Security Agreement, dated September 11, 2009, by and between Telkonet, Inc. and the Wisconsin Department of Commerce (incorporated by reference to our Form 8-K (No. 001-31972) filed on September 17, 2009)
10.4	Series A Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.5	Series A Convertible Redeemable Preferred Stock Registration Rights Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K filed on November 18, 2009)
10.6	Form of Executive Officer Reimbursement Agreement (incorporated by reference to our Form 8-K filed on November 18, 2009)

10.7	Form of Director and Officer Indemnification Agreement (incorporated by reference to our Form 10-K filed on March 31, 2010)
10.8	Series B Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.9	Series B Convertible Redeemable Preferred Stock Registration Rights Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.10	Form of Director Reimbursement Agreement (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.11	Form of Transition Agreement and Release (incorporated by reference to our Form 8-K filed on August 9, 2010)
10.12	2010 Stock Option and Incentive Plan (incorporated by reference to our Definitive Proxy Statement filed on September 29, 2010)
10.13	Distribution Agreement by and between, Telkonet Inc. and Dynamic Ratings, Inc., dated as of March 4, 2011(incorporated by reference to our Form 8-K filed on March 9, 2011)
10.14	Consulting Agreement by and between Telkonet Inc. and Dynamic Ratings, Inc, dated as of March 4, 2011 (incorporated by reference to our Form 8-K filed on March 9, 2011)
10.15	Securities Purchase Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein, (incorporated by reference to our Form 8-K filed on April 13, 2011)
10.16	Registration Rights Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein, (incorporated by reference to our Form 8-K filed on April 13, 2011)
*10.17	Amended and Restated Employment Agreement by and between Telkonet, Inc. and Jason L. Tienor, dated as of January 3, 2016 (incorporated by reference as an exhibit to Form 10-K filed March 31, 2017)
*10.18	Amended and Restated Employment Agreement by and between Telkonet, Inc. and Jeffrey J. Sobieski, dated as of January 3, 2016 (incorporated by reference as an exhibit to Form 10-K filed March 31, 2017)
*10.19	Amended and Restated Employment Agreement by and between Telkonet, Inc. and Matthew P. Koch, dated as of January 3, 2016 (incorporated by reference as an exhibit to Form 10-K filed March 31, 2017)
*10.20	Employment Agreement by and between Telkonet, Inc. and Gerrit J. Reinders, dated as of May 1, 2015 (incorporated by reference to our Form 8-K filed June 6, 2015)
*10.21	Employment Agreement by and between Telkonet, Inc. and F. John Stark III, dated as of November 14, 2015 (incorporated by reference to our Form 8-K filed November 17, 2015)
10.22	Amendment to Consulting Agreement, dated April 30, 2013, by and between Telkonet, Inc. and Dynamic Ratings, Inc. (incorporated by reference to our Form 8-K filed May 6, 2013)
10.23	Business Financing Agreement, dated May 31, 2013, by and between Telkonet, Inc. and Bridge Bank N.A.(incorporated by reference to our Form 8-K filed June 6, 2013)
10.24	Loan and Security Agreement, dated September 30, 2014, by and between Telkonet, Inc. and Heritage Bank of Commerce(incorporated by reference to our Form 8-K filed October 2, 2014)
10.25	First Amendment to Loan and Security Agreement, dated February 17, 2016, by and between Telkonet, Inc. and Heritage Bank of Commerce(incorporated by reference to our Form 8-K filed February 23, 2016)
10.26	Second Amendment to Loan and Security Agreement, dated October 27, 2016, by and between Telkonet, Inc. and Heritage Bank of Commerce(incorporated by reference to our Form 8-K filed October 28, 2016)
10.27	2010 Amended and Restated Stock Option and Incentive Plan (amended and restated effective as of November 17, 2016, incorporated by reference as an exhibit to Form 10-K filed March 31, 2017)
14	Code of Ethics (incorporated by reference to our Form 10-KSB (No. 001-31972), filed on March 30, 2004)
21	Telkonet, Inc. Subsidiaries (incorporated by reference to our Form 10-K (No. 001-31972) filed March 16, 2007)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELKONET, INC.

Dated: April 3, 2017	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason L. Tienor	Chief Executive Officer and Director	April 3, 2017
Jason Tienor	(principal executive officer)

/s/ Richard E. Mushrush	Chief Financial Officer	April 3, 2017
(principal financial officer)

/s/Arthur E. Byrnes	Chairman of the Board	April 3, 2017
Arthur E. Byrnes

/s/ Tim S. Ledwick	Director	April 3, 2017
Tim S. Ledwick
/s/ Peter T. Kross	Director	April 3, 2017
Peter T. Kross

/s/ Leland D. Blatt	Director	April 3, 2017
Leland D. Blatt

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

TELKONET, INC.

F-1

TELKONET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Telkonet, Inc.

Waukesha, Wisconsin

We have audited the accompanying consolidated balance sheets of Telkonet, Inc., (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telkonet, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Milwaukee, Wisconsin

April 3, 2017

TELKONET, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$685,115	$679,803
Restricted cash on deposit	–	31,277
Accounts receivable, net	1,403,772	1,948,069
Inventories	777,202	652,493
Prepaid expenses and other current assets	205,328	146,219
Current assets held for sale	7,256,714	757,564
Total current assets	10,328,131	4,215,425

Property and equipment, net	143,907	141,567

Other assets:
Deposits	–	23,871
Deferred financing costs, net	–	14,633
Long-term assets held for sale	–	6,582,254
Total other assets	–	6,620,758

Total Assets	$10,472,038	$10,977,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$765,617	$1,414,648
Accrued liabilities and expenses	774,645	695,027
Notes payable – current	–	93,340
Related party payable	97,127	–
Line of credit	1,062,129	901,771
Deferred revenues-current	184,793	243,804
Deferred lease liability – current	3,942	2,420
Customer deposits	165,830	46,455
Deferred income taxes - current	933,433	–
Current liabilities held for sale	1,020,540	851,273
Total current liabilities	5,008,056	4,248,738

Long-term liabilities:
Deferred revenue - long term	120,421	–
Deferred lease liability - long term	23,761	27,707
Deferred income taxes - long-term	–	734,047
Long-term liabilities held for sale	–	76,096
Total long-term liabilities	144,182	837,850

Commitments and contingencies

Stockholders’ Equity

Series A, par value $.001 per share; 215 shares issued, 185 shares outstanding at December 31, 2016 and 2015, preference in liquidation of $1,452,114 and $1,377,886 as of December 31, 2016 and 2015, respectively	1,340,566	1,340,566
Series B, par value $.001 per share; 538 shares issued, 52 and 55 shares outstanding at December 31, 2016 and 2015, preference in liquidation of $393,435 and $394,055 as of December 31, 2016 and 2015, respectively	362,059	382,951
Common stock, par value $.001 per share; 190,000,000 shares authorized; 132,774,475 and 127,054,848 shares issued and outstanding at December 31, 2016 and 2015, respectively	132,774	127,054
Additional paid-in-capital	126,955,435	126,135,712
Accumulated deficit	(123,471,034)	(122,095,121)
Total stockholders’ equity	5,319,800	5,891,162

Total Liabilities and Stockholders’ Equity	$10,472,038	$10,977,750

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Revenues, net:
Product	$7,796,319	$7,242,503
Recurring	459,695	285,114
Total Net Revenues	8,256,014	7,527,617

Cost of Sales:
Product	4,024,675	3,600,407
Recurring	124,842	151,958
Total Cost of Sales	4,149,517	3,752,365

Gross Profit	4,106,497	3,775,252

Operating Expenses:
Research and development	1,658,640	1,605,667
Selling, general and administrative	6,336,879	5,123,027
Depreciation and amortization	34,289	29,223
Total Operating Expenses	8,029,808	6,757,917

Operating Loss	(3,923,311)	(2,982,665)

Other (Expenses) Income:
Interest (expense), net	(60,246)	(69,441)
Total Other (Expenses)	(60,246)	(69,441)

Loss from Continuing Operations before Provision (Benefit) for Income Taxes	(3,983,557)	(3,052,106)

Provision (Benefit) for Income Taxes	20,114	(3,214)

Net loss from continuing operations	(4,003,671)	(3,048,892)
Discontinued Operations:
Income from Discontinued Operations (net of tax)	2,627,758	2,859,788
Net loss	$(1,375,913)	$(189,104)

Accretion of preferred dividends and discount	–	(18,253)

Net loss attributable to common stockholders	$(1,375,913)	$(207,357)

Net income (loss) per common share:
Basic - continuing operations	$(0.03)	$(0.02)
Basic - discontinued operations	$0.02	$0.02
Basic - net loss attributable to common stockholders	$(0.01)	$(0.00)

Diluted - continuing operations	$(0.03)	$(0.02)
Diluted - discontinued operations	$0.02	$0.02
Diluted - net loss attributable to common stockholders	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding used in computing basic net loss per share	132,774,475	125,859,903
Weighted Average Common Shares Outstanding used in computing diluted net loss per share	132,774,475	125,859,903

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

See accompanying notes to the consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2016	185	$1,340,566	55	$382,951	127,054,848	$127,054	$126,135,712	$(122,095,121)	$5,891,162

Shares issued to directors at $0.18 per share	–	–	–	–	392,700	393	71,607	–	72,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	55,050	–	55,050

Shares issued to preferred stockholders for warrants exercised at $0.13 per share	–	–	–	-	5,211,542	5,212	672,289	–	677,501

Shares issued on conversion of preferred stock at $0.13 per share	–	–	(3)	(15,000)	115,385	115	14,885	–	–

Accrued dividends adjustment due to preferred stock conversion	–	–	–	(5,892)	–	–	5,892	–	–

Net loss	–	–	–	–	–	–	–	(1,375,913)	(1,375,913)

Balance at December 31, 2016	185	$1,340,566	52	$362,059	132,774,475	$132,774	$126,955,435	$(123,471,034)	$5,319,800

See accompanying notes to the consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Cash Flows from Operating Activities:
Net loss from continuing operations	$(4,003,671)	$(3,048,892)
Net income from discontinued operations	2,627,758	2,859,788

Adjustments to reconcile net loss from continuing operations to cash used in operating activities of continuing operations:
Stock-based compensation expense	55,050	14,383
Stock issued to directors as compensation	72,000	–
Amortization of deferred financing costs	14,633	18,949
Depreciation	34,289	29,223
Provision for doubtful accounts, net of recoveries	32,047	(102,721)
Related party payable	161,075	–
Deferred income taxes	199,386	199,386

Changes in operating assets and liabilities:
Accounts receivable	512,250	(756,961)
Inventories	(124,709)	292,102
Prepaid expenses and other current assets	(59,109)	(61,549)
Deposits and other long term assets	23,871	–
Accounts payable	(649,031)	225,283
Accrued liabilities and expenses	79,618	120,130
Deferred revenue	61,410	186,958
Related party payable	(63,948)	–
Customer deposits	119,375	(157,230)
Deferred lease liability	(2,424)	(13,562)
Net Cash Used In Operating Activities of Continuing Operations	(910,130)	(194,713)
Net Cash Provided By Operating Activities of Discontinued Operations	176,275	54,018
Net Cash Used In Operating Activities	(733,855)	(140,695)

Cash Flows From Investing Activities:
Purchase of property and equipment	(36,629)	(42,081)
Change in restricted cash	31,277	31,723
Net Cash Used In Investing Activities of Continuing Operations	(5,352)	(10,358)

Cash Flows From Financing Activities:
Payments on notes payable	(93,340)	(300,612)
Proceeds from exercise of warrants	677,501	262,500
Net proceeds from line of credit	160,358	273,567
Net Cash Provided By Financing Activities of Continuing Operations	744,519	235,455

Net increase in cash and cash equivalents	5,312	84,402
Cash and cash equivalents at the beginning of the year	679,803	595,401
Cash and cash equivalents at the end of the year	$685,115	$679,803

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the year for interest	$57,266	$54,428
Cash paid during the year for income taxes, net of refunds	15,090	(10,431)
Non-cash transactions:
Accretion of dividends on redeemable preferred stock	–	47,628

See accompanying notes to consolidated financial statements

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE A – SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Telkonet, Inc. (the “Company”, “Telkonet”), formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart Platform of intelligent automation solutions designed to optimize energy efficiency, comfort and analytics in support of the emerging Internet of Things (“IoT”). Telkonet’s growth is focused on EcoSmart, its IoT division offering intelligent automation solutions.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc., and EthoStream, LLC. The current year and prior year accounts of Ethostream LLC have been classified as held for sale on the consolidated balance sheet and as discontinued operations on the consolidated statement of operations and the consolidated statement of cash flows. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Unless otherwise noted, all financial information in the consolidated financial statement footnotes reflect the Company’s results from continuing operations.

Liquidity and Financial Condition

The Company reported a net loss of $4,003,671 from continuing operations for the year ended December 31, 2016, had cash used in operating activities from continuing operations of $910,130, had an accumulated deficit of $123,471,034 and total current liabilities in excess of current assets from continuing operations of $916,099 as of December 31, 2016 excluding the Ethostream, LLC assets and liabilities held for sale. Since inception, the Company’s primary sources of ongoing liquidity for operations have come through private and public offerings of equity securities, and the issuance of various debt instruments and asset-based lending.

On February 17, 2016, an amendment to the revolving credit facility with Heritage Bank of Commerce was executed extending the maturity date of the revolving credit facility to September 30, 2018, unless earlier accelerated under the terms of the Loan and Security Agreement (the “Loan Agreement”). The Loan Agreement is available for working capital and other lawful general corporate purposes. The outstanding principal balance of the revolving credit facility bears interest at the Prime Rate plus 3.00%. The outstanding balance was $1,062,129 as of December 31, 2016 and the remaining available borrowing capacity was approximately $107,000. As of December 31, 2016, the Company was in compliance with all financial covenants.

On March 28, 2017, the Company and the Company’s wholly-owned subsidiary, EthoStream LLC, entered into an Asset Purchase Agreement with DCI-Design Communications LLC (“DCI”), whereby DCI would acquire all of the assets and certain liabilities of EthoStream for a cash purchase price of $12,750,000, subject to an adjustment based on the net working capital of EthoStream on the closing date of the sale transaction. The Company’s liquidity plan includes reviewing options for raising additional capital including, but not limited to, asset-based or equity financing, private placements, and the net proceeds received from the Ethostream LLC sale.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Restricted Cash on Deposit

During 2014, the Company was awarded a contract with a bonding requirement. The Company satisfied this requirement during the year ended December 31, 2014 with cash collateral supported by an irrevocable standby letter of credit in the amount of $63,000. The Company continues to execute contracts with bonding requirements and maintains this cash collateral on deposit for current and future projects. The amount which was presented as restricted cash on deposit on the consolidated balance sheet as of December 31, 2015 was released in 2016. The outstanding balance as of December 31, 2016 and 2015 was zero and $31,277, respectively.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessment of past due balances and economic conditions. The Company writes off accounts receivable when they become uncollectible. The allowance for doubtful accounts was $34,573 and $13,299 at December 31, 2016 and 2015, respectively. Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past due date. The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period. Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history. Typically, accounts are only escalated to “uncollectible” status after multiple attempts at collection have proven unsuccessful.

The allowance for doubtful accounts for the years ended December 31 is as follows:

	2016	2015
Beginning balance	$13,299	$25,973
Provision charged to expense	32,047	6,618
Deductions	(10,773)	(19,292)
Ending balance	$34,573	$13,299

Inventories

Inventories consist of thermostats, sensors and controllers for Telkonet’s EcoSmart product platform. These inventories are purchased for resale and do not include manufacturing labor and overhead. Inventories are stated at the lower of cost or market determined by the first in, first out (FIFO) method. The Company’s inventories are subject to technological obsolescence. Management evaluates the net realizable value of its inventories on a quarterly basis and when it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. The charge (benefit) taken against income was approximately $(18,900) and $(2,000) for the years ended December 31, 2016 and 2015, respectively.

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

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Based on the annual assessment for impairment performed during 2016 and 2015, no impairment was recorded.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the years ended December 31, 2016 and 2015, there were 3,132,725 and 7,463,635 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

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

DECEMBER 31, 2016 AND 2015

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

Multiple-Element Arrangements (“MEAs”): The Company accounts for contracts that have both product and installation under the MEAs guidance in ASC 605-25. Arrangements under such contracts may include multiple deliverables consisting of a combination of equipment and services. The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in the Company’s control. Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists and on estimated selling price (“ESP”) if neither VSOE or TPE exist.

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

When MEAs include an element of customer training, the Company determined it is not essential to the functionality, efficiency or effectiveness of the MEA due to its perfunctory nature in relation to the entire arrangement. Therefore the Company has concluded that this obligation is inconsequential and perfunctory. As such, for MEAs that include training, customer acceptance of said training is not deemed necessary in order to record the related revenue, but is recorded when the installation deliverable is fulfilled. Historically, training revenues have not been significant.

The Company provides call center support services to properties installed by the Company. The Company receives monthly service fees from such properties for its services. The Company recognizes the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts. The Company reports such revenues as recurring revenues. Deferred revenue includes deferrals for the monthly support service fees. Long-term deferred revenue represents support service fees to be earned or provided beginning after December 31, 2017. Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the period. As of December 31, 2016 and 2015, there was $214,821 and $170,000 recorded within accounts receivable, respectively, related to revenue recognized that has not yet been billed.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Sales Taxes

Unless provided with a resale or tax exemption certificate, the Company assesses and collects sales tax on sales transactions and records the amount as a liability. It is recognized as a liability until remitted to the applicable state. Total revenues do not include sales tax as the Company is considered a pass through conduit for collecting and remitting sales taxes.

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the years ended December 31, 2016 and 2015, the Company experienced returns of approximately 1% to 3% of material’s included in the cost of sales. As of December 31, 2016 and 2015, the Company recorded warranty liabilities in the amount of $49,149 and $28,702, respectively, using this experience factor range.

Product warranties for the years ended December 31 is as follows:

	2016	2015
Beginning balance	$28,702	$23,500
Warranty claims incurred	(50,353)	(16,434)
Provision charged to expense	70,800	21,636
Ending balance	$49,149	$28,702

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $31,573 and zero in advertising costs from continuing operations during the years ended December 31, 2016 and 2015, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2016 and 2015 were $1,658,640 and $1,605,667, respectively.

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

Stock-based compensation expense in connection with options granted to employees for the year ended December 31, 2016 and 2015 was $55,050 and $14,383, respectively.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Deferred Lease Liability

Rent expense is recorded on a straight-line basis over the term of the lease. Rent escalations and rent abatement periods during the term of the lease create a deferred lease liability which represents the excess of cumulative rent expense recorded to date over the actual rent paid to date.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The guidance for this standard was initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, however in August 2015 the FASB delayed the effective date of the standard for one full year. Companies will adopt the standard using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company expects to adopt ASU 2014-09 as of January 1, 2018, and continues to deliberate on the transition method.  The Company continues to evaluate if there will be any effect on the timing and pattern of revenue recognition, and additional disclosures may be required.  The Company will continue assessing the impact of ASU 2014-09 on its consolidated financial statements through the date of adoption.

In July 2015, the FASB issued ASU No. 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330) (“ASU 2015-11”) ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2015-11 on its consolidated financial statements and does not expect that the adoption will have a material impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements Upon adoption, the Company expects that the ROU asset and lease liability will be recognized in the balance sheets in amounts that will be material.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

NOTE C – GOODWILL

Total goodwill acquired and its carrying values at December 31, 2016 and 2015 are:

	Cost	Accumulated Impairment	Carrying Value
Asset:
Goodwill – SSI	$5,874,016	$(5,874,016)	$–
Total Goodwill	$5,874,016	$(5,874,016)	$–

The Company did not amortize goodwill. The Company recorded goodwill in the amount of $5,874,016 as a result of the acquisition of Smart Systems International (“SSI’) during the year ended December 31, 2007. The Company evaluated goodwill for impairment based on the fair value of the reporting unit to which this goodwill related to at least once a year. The Company utilized a discounted cash flow valuation methodology (income approach) to determine the fair value of the reporting unit. At December 31, 2011, the Company determined that a portion of the value for Smart Systems International’s goodwill was impaired based upon management’s assessment of operating results and forecasted discounted cash flow and wrote off $3,100,000 in connection with the impairment. At December 31, 2013, the Company determined that the remainder of Smart Systems International’s goodwill was impaired based upon management’s assessment of operating results and forecasted discounted cash flow and recorded an additional impairment charge of $2,774,016. Since acquisition, the Company has written off $5,874,016 of goodwill for Smart Systems International.

As of December 31, 2016, the goodwill associated with EthoStream of $5,796,430 was reclassified to current assets held for sale based on the Company’s decision to sell EthoStream in the fourth quarter of 2016. The goodwill as of December 31, 2015 for EthoStream of $5,796,430 was reclassified to long-term assets held for sale based on the Company’s decision to sell EthoStream in the fourth quarter of 2016.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of December 31, 2016 and 2015 are as follows:

	2016	2015
Accounts receivable	$1,438,345	$1,961,368
Allowance for doubtful accounts	(34,573)	(13,299)
Accounts receivable, net	$1,403,772	$1,948,069

NOTE E – PROPERTY AND EQUIPMENT

The Company’s property and equipment as of December 31, 2016 and 2015 consists of the following:

	2016	2015
Development test equipment	$19,110	$19,110
Computer software	76,134	55,677
Office equipment	36,904	20,731
Office fixtures and furniture	151,330	151,330
Total	283,478	246,848
Accumulated depreciation	(139,571)	(105,281)
Total property and equipment	$143,907	$141,567

Depreciation expense included as a charge to income was $34,289 and $29,223 for the years ended December 31, 2016 and 2015, respectively.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of December 31, 2016 and 2015 are as follows:

	2016	2015
Accrued liabilities and expenses	$218,629	$186,762
Accrued payroll and payroll taxes	279,199	289,575
Accrued sales taxes, penalties, and interest	227,415	189,697
Accrued interest	253	291
Product warranties	49,149	28,702
Total accrued liabilities and expenses	$774,645	$695,027

NOTE G – DEBT

Business Loan

On September 11, 2009, the Company entered into a Loan Agreement in the aggregate principal amount of $300,000 with the Wisconsin Department of Commerce (the “Department”). The outstanding principal balance bears interest at the annual rate of 2%. Payment of interest and principal is to be made in the following manner: (a) payment of any and all interest that accrues from the date of disbursement commenced on January 1, 2010 and continued on the first day of each consecutive month thereafter through and including December 31, 2010; (b) commencing on January 1, 2011 and continuing on the first day of each consecutive month thereafter through and including November 1, 2016, the Company is required to pay equal monthly installments of $4,426; followed by a final installment on December 1, 2016 which shall include all remaining principal, accrued interest and other amounts owed by the Company to the Department under the Loan Agreement.  The Company may prepay amounts outstanding under the Loan Agreement in whole or in part at any time without penalty. The Loan Agreement was secured by substantially all of the Company’s assets. On September 24, 2014, the Department signed a subordination agreement of all the Company’s security interests. The proceeds from this loan were used for the working capital requirements of the Company. The Loan Agreement contains covenants which required, among other things, that the Company keep and maintain 75 existing full-time positions and create and fill 35 additional full-time positions in Milwaukee, Wisconsin by December 31, 2012. On June 18, 2012, the Department agreed to permanently waive all penalties associated with the Company’s noncompliance with this covenant. The outstanding borrowings under the agreement as of December 31, 2016 and 2015 were zero and $52,579, respectively.

Promissory Note

On March 4, 2011, the Company sold all its Series 5 PLC product line assets to Wisconsin-based Dynamic Ratings, Inc. (“Purchaser”) under an Asset Purchase Agreement (“APA”). Per the APA, the Company signed an unsecured Promissory Note (the “Note”) due to Purchaser in the aggregate principal amount of $700,000. The outstanding principal balance bears interest at the annual rate of 6% and was originally due on March 31, 2014. The Note may be prepaid in whole or in part, without penalty at any time. Payments not made when due, by maturity acceleration or otherwise, shall bear interest at the rate of 12% per annum from the date due until fully paid. Effective April 30, 2013, Purchaser approved an amendment to certain terms of the Note. Telkonet commenced a monthly payment of principal and interest of $20,000 to be applied against the outstanding balance starting May 1, 2013. The interest rate remains unchanged at 6% and the maturity date was extended to January 1, 2016. During the year ended December 31, 2015, the Company made additional payments of $20,000 in aggregate beyond the required monthly payments of principal and interest. The outstanding principal balance of the Note as of December 31, 2016 and 2015 was zero and $40,761, respectively.

Kross Promissory Note

On August 4, 2016, the Board of Directors authorized the Company to reimburse Peter T. Kross (“Mr. Kross”), $161,075 for expenses incurred related to his successful contested proxy. Effective June 27, 2016, Mr. Kross is a director of the Company and considered a related party. On August 30, 2016, Mr. Kross accepted an unsecured promissory note (“Kross Note”) for $161,075 from the Company. The outstanding principal balance bears interest at the annual rate of 3.00%. Payment of interest and principal began on September 1, 2016 and will continue monthly on the first day of each month thereafter through and including June 1, 2017; the Company is required to pay equal monthly installments of $16,330 which includes all remaining principal and accrued interest owed by the Company to Mr. Kross under the Kross Note. The Company may prepay in advance any unpaid principal or interest due under the Kross Note without premium or penalty. The principal balance of the Kross Note as of December 31, 2016 was $97,127.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Revolving Credit Facility

On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.75% at December 31, 2016 and 6.50% at December 31, 2015. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of June 30, 2016, the Company was in violation of a financial performance covenant. Heritage Bank granted a waiver of that violation on August 11, 2016. By waiving the violation, Heritage Bank did not surrendering any of its other rights set forth in the Heritage Bank Loan Agreement. On October 27, 2016, an amendment to the Credit Facility was executed modifying the required minimum EBITDA level financial covenant as of September 30, 2016 and December 31, 2016. As of December 31, 2016, the Company was in compliance with the modified financial covenants. The outstanding balance on the Credit Facility was $1,062,129 and $901,771 at December 31, 2016 and 2015, respectively. The remaining available borrowing capacity was approximately $107,000 at December 31, 2016.

On March 28, 2017, the Company and the Company’s wholly-owned subsidiary, EthoStream LLC, entered into an Asset Purchase Agreement with DCI-Design Communications LLC, whereby DCI would acquire all of the assets and certain liabilities of EthoStream. Heritage Bank has provided the Company with its consent to the sale transaction. Upon closing of the sale transaction on March 29, 2017, the entire balance outstanding on the Credit Facility was repaid. The Company will work with Heritage Bank to execute a new agreement with the remaining operations of the Company as the sole borrower.

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

For the years ended December 31, 2016 and 2015, the Company recorded accrued dividends for Series A in the amount of zero and $36,707, respectively. The recorded accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and an increase to the net income (loss) attributable to common stockholders and the net unpaid recorded accrued dividends have been added to the carrying value of the preferred stock.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

For the years ended December 31, 2016 and 2015, the Company accrued dividends for Series B in the amount of zero and $10,921, respectively, The recorded accrued dividends had been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid recorded accrued dividends have been added to the carrying value of the preferred stock.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of December 31, 2016, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $393,435, which includes cumulative accrued unpaid dividends of $133,435, and second, Series A with a preference value of $1,452,114, which includes cumulative accrued unpaid dividends of $527,114. As of December 31, 2015, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $394,055, which includes cumulative accrued unpaid dividends of $119,055, and second, Series A with a preference value of $1,377,886, which includes cumulative accrued unpaid dividends of $452,886. Both series of preferred stock are equal in their dividend preference over common stock.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. At December 31, 2016 and 2015, there were 185 shares of Series A and 52 and 55 shares of Series B outstanding, respectively.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2016 and 2015, the Company had 132,774,475 and 127,054,848 common shares issued and outstanding, respectively.

During the year ended December 31, 2016, 5,211,542 warrants were exercised for an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share. These warrants were originally granted to shareholders of the April 8, 2011 Series B preferred stock issuance. The Company received proceeds of $677,501 from the exercise of warrants.

During the year ended December 31, 2016, the Company issued 392,700 shares of common stock to directors for services performed during 2016.  These shares were valued at $72,000, which approximated the fair value of the shares when they were issued.

During the year ended December 31, 2016, 3 shares of Series B preferred stock were converted to, in aggregate, 115,385 shares of common stock.

During the year ended December 31, 2015, 2,019,236 warrants were exercised for an aggregate of 2,019,236 shares of the Company’s common stock at $0.13 per share. These warrants were originally granted to shareholders of the August 4, 2010 Series B preferred stock issuance. The Company received proceeds of $262,500 from the exercise of warrants.

NOTE J – STOCK OPTIONS AND WARRANTS

Stock Options

The Company maintains an equity incentive plan, (the “Plan”). The Plan was established in 2010 as an incentive plan for officers, employees, non-employee directors, prospective employees and other key persons. The Plan is administered by the Board of Directors or the compensation committee, which is comprised of not less than two Non-Employee Directors who are independent. A total of 10,000,000 shares of stock were reserved and available for issuance under the Plan. The exercise price per share for the Stock covered by a stock option granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. The term of each stock option shall be fixed by the administrator, but no stock option shall be exercisable more than ten years after the date the stock option is granted. As of December 31, 2016, there were approximately 4,725,053 shares remaining for issuance in the Plan.

It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a better alignment of their interests with those of the Company and its stockholders.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of December 31, 2016.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	175,000	0.81	$0.14	175,000	$0.14
$0.16 - $1.00	2,657,725	4.05	0.18	2,305,821	0.18
	2,832,725	3.85	$0.18	2,505,821	$0.18

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2015	1,930,225	$0.40
Granted	50,000	0.18
Exercised	–	–
Cancelled or expired	(155,000)	1.81
Outstanding at December 31, 2015	1,825,225	$0.28
Granted	1,300,000	0.17
Exercised	–	–
Cancelled or expired	(292,500)	0.69
Outstanding at December 31, 2016	2,832,725	$0.18

The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures. The Company estimates the volatility of the Company’s common stock based on the calculated historical volatility of the Company’s common stock using the trailing 36 months of share price data prior to the date of the award. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. The Company has not paid any cash dividends on the Company’s common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation for those awards that are expected to vest. In accordance with ASC 718-10, the Company calculates share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.

The following table summarizes the assumptions used to estimate the fair value of options granted during the years ended December 2016 and 2015, using the Black-Scholes option-pricing model:

	2016	2015
Expected life of option (years)	3	10
Risk-free interest rate	0.96%	1.28%
Assumed volatility	83%	135%
Expected dividend rate	0	0
Expected forfeiture rate	25%	32%

The total estimated fair value of the options granted during the years ended December 31, 2016 and 2015 was $99,742 and $8,481. The total fair value of underlying shares related to options that vested during the years ended December 31, 2016 and 2015 was $160,923 and $14,383. Future compensation expense related to non-vested options at December 31, 2016 was $34,310 and will be recognized over the next 4.5 years. The aggregate intrinsic value of the vested options was zero as of December 31, 2016 and 2015. Total stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2016 and 2015 was $55,050 and $14,383, respectively.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Warrants

The following table summarizes the changes in warrants outstanding and the related exercise prices for the warrants issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18	50,000	0.90	$0.18	50,000	$0.18
0.20	250,000	4.77	0.20	250,000	0.20
	300,000	4.13	$0.20	300,000	$0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2015	7,915,533	$0.27
Issued	–	–
Exercised	(2,019,236)	0.13
Cancelled or expired	(257,887)	3.00
Outstanding at December 31, 2015	5,638,410	0.20
Issued	–	–
Exercised	(5,211,542)	0.13
Cancelled or expired	(126,868)	3.00
Outstanding at December 31, 2016	300,000	$0.20

There were no warrants granted, 5,211,542 warrants exercised and 126,868 cancelled or forfeited during the year ended December 31, 2016. There were no warrants granted, 2,019,236 warrants exercised and 257,887 cancelled or forfeited during the year ended December 31, 2015.

NOTE K – RELATED PARTY TRANSACTIONS

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

On July 15 and July 17, 2015, Messrs. Davis and Tienor each signed a General Indemnity Agreement pledging personal property on behalf of the Company for another customer contract that required bonding. The Company agreed to compensate each in the amount of $2,000, grossed up to accommodate their 2015 federal income tax liability associated with the payments. The amounts owed to Messrs. Davis and Tienor as of December 31, 2016 and 2015, were zero and $11,994, respectively, and were recorded in accrued liabilities and expenses on the accompanying consolidated balance sheets.

On August 4, 2016, the Board of Directors authorized the Company to reimburse Peter T. Kross (“Mr. Kross”), $161,075 for expenses incurred related to his successful contested proxy. Effective June 27, 2016, Mr. Kross is a director of the Company and considered a related party. On August 30, 2016, Mr. Kross accepted an unsecured promissory note (“Kross Note”) for $161,075 from the Company. The outstanding principal balance bears interest at the annual rate of 3.0%. Payment of interest and principal began on September 1, 2016 and will continue monthly on the first day of each month thereafter through and including June 1, 2017; the Company is required to pay equal monthly installments of $16,330 which includes all remaining principal and accrued interest owed by the Company to Mr. Kross under the Kross Note. The Company may prepay in advance any unpaid principal or interest due under the Kross Note without premium or penalty. The principal balance of the Kross Note as of December 31, 2016 was $97,127. During the year ended December 31, 2016, the Company made principal and interest payments of $65,319 to Mr. Kross.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

During the year ended December 31, 2016, the Company agreed to issue common stock in the amount of $72,000 to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings.

On July 1, 2016, each newly elected Board of Director member, Mr. Kross, Mr. Blatt and Mr. Byrnes were each granted 100,000 stock options per the Company’s Board of Director compensation plan. These options have an expiration period of ten years, vest quarterly over five years and have an exercise price of $0.19.

From time to time the Company may receive advances from certain of its officers in the form of salary deferment, cash advances to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of December 31, 2016 and 2015, there were no such arrangements.

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

A reconciliation of tax expense computed at the statutory federal tax rate on income (loss) from continuing operations before income taxes to the actual income tax (benefit) / expense is as follows:

	2016	2015
Tax provision (benefits) computed at the statutory rate	$(1,304,289)	$(1,092,230)
State taxes	(26,981)	12,921
Book expenses not deductible for tax purposes	16,380	18,960
Expired capital losses	–	110,291
Other	2,747	(14,272)
	(1,312,143)	(964,330)
Change in valuation allowance for deferred tax assets	1,332,257	961,116
Income tax expense	$20,114	$(3,214)

During 2016, approximately $900,000 of state net operating loss carryforwards expired and the Company lowered its effective state tax rate. The aggregate effect of these items resulted in a reduction to the allowance of approximately $80,000.

Deferred income taxes include the net tax effects of net operating loss (NOL) carry forwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2016	2015
Deferred Tax Assets:
Net operating loss carry forwards	$34,458,920	$32,979,306
Intangibles	781,920	908,461
Other	580,125	534,646
Total deferred tax assets	35,820,965	34,422,413

Deferred Tax Liabilities:
Intangibles	(933,433)	(734,047)
Total deferred tax liabilities	(933,433)	(734,047)
Valuation allowance	(35,820,965)	(34,422,413)
Net deferred tax liabilities	$(933,433)	$(734,047)

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of December 31, 2016 and December 31, 2015, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $35,820,000 and $34,420,000, respectively. The overall increase in the valuation allowance is related to the federal and state losses generated for the year ended December 31, 2016, less the federal and state loss carryforwards that expired as of December 31, 2016.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

At December 31, 2016 the Company had net operating loss carryforwards of approximately $97,200,000 and $51,100,000 for federal and state income tax purposes, respectively, which will expire at various dates from 2017 – 2036.

The Company has indefinite-lived goodwill, which is not amortized for financial reporting purposes. However, this asset is amortized over 15 years for tax purposes. As such, income tax expense and a deferred income tax liability arise as a result of the tax-deductibility of this asset. The resulting deferred income tax liability, which is expected to continue to increase over time, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” This deferred income tax liability could remain on the Company’s balance sheet permanently unless there is an impairment of the related asset (for financial reporting purposes), or the business to which those assets relate were to be disposed. Due to the fact that the aforementioned deferred income tax liability could have an indefinite life, it is not netted against the Company’s deferred tax assets when determining the required valuation allowance. Doing so would result in the understatement of the valuation allowance and related income tax expense.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012 and various states before 2012. Although these years are no longer subject to examination by the Internal Revenue Service (IRS) and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they have been or will be used in a future period.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no change in the liability for unrecognized tax benefits. The Company has no tax positions at December 31, 2016 or 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2016 or 2015. The Company’s utilization of any net operating loss carryforwards may be unlikely due to its continuing losses.

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

In January 2016, the Company entered into a lease agreement for 2,237 square feet of commercial office space in Germantown, Maryland for its Maryland employee’s. The Germantown lease was set to expire at the end of January 2017. In December 2016, the Company entered into a first amendment to the lease agreement extending the lease through the end of January 2018.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Commitments for minimum rentals under non-cancelable leases as of December 31, 2016 are as follows:

Years ending December 31,
2017	$80,604
2018	79,065
2019	80,646
2020	82,259
2021	34,880
Total	$357,454

Rental expenses charged to operations for the years ended December 31, 2016 and 2015 was $169,807 and $206,307, respectively. Sub-rental income received for the year ended December 31, 2016 and 2015 was zero and $136,666, respectively.

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

Jason L. Tienor, President and Chief Executive Officer, is employed pursuant to an amended and restated employment agreement with us dated January 3, 2016, which was executed in January, 2017. The agreement amends and restates an employment agreement dated May 1, 2015. Mr. Tienor’s amended and restated employment agreement has a term of one (1) year, which may be extended by mutual agreement of the parties thereto, and provides, among other things, for an annual base salary of $212,200 per year and bonuses and benefits based on the Company’s internal policies and participation in our incentive and benefit plans. The agreement also calls for a bonus to be paid upon the sale of the Company’s subsidiary resulting in a purchase price (before any closing costs or working capital adjustments) equal to or greater than twelve million five hundred thousand dollars ($12,500,000). The bonus will be equal to twenty five thousand dollars ($25,000) plus one third of five percent of each dollar in excess of a purchase price of twelve million five hundred dollars ($12,500,000). Upon execution of the employment agreement in 2017, 1,000,000 stock options were granted at their fair market value and vest over a three year period. However, the stock options vest immediately upon the sale of the Company’s subsidiary, Ethostream LLC, in March 2017.

Jeffrey J. Sobieski, Chief Technology Officer, is employed pursuant to an amended and restated employment agreement with us dated January 3, 2016, which was executed in January, 2017. The agreement amends and restates an employment agreement dated May 1, 2015. Mr. Sobieski’s amended and restated employment agreement has a term of one (1) year, which may be extended by mutual agreement of the parties thereto, and provides for a base salary of $201,575 per year and bonuses and benefits based upon the Company’s internal policies and participation in the Company’s incentive and benefit plans. The agreement also calls for a bonus to be paid upon the sale of the Company’s subsidiary resulting in a purchase price (before any closing costs or working capital adjustments) equal to or greater than twelve million five hundred thousand dollars ($12,500,000). The bonus will be equal to twenty five thousand dollars ($25,000) plus one third of five percent of each dollar in excess of a purchase price of twelve million five hundred dollars ($12,500,000). Upon execution of the employment agreement in 2017, 1,000,000 stock options were granted at their fair market value and vest over a three year period. However, the stock options vest immediately upon the sale of the Company’s subsidiary, Ethostream LLC, in March 2017.

Matthew P. Koch, Chief Operations Officer, is employed pursuant to an amended and restated employment agreement with us dated January 3, 2016, which was executed in January, 2017. Mr. Koch’s amended and restated employment agreement has a term of one (1) year, which may be extended by mutual agreement of the parties thereto, and provides for a base salary of $143,900 per year and bonuses and benefits based upon the Company’s internal policies and participation in the Company’s incentive and benefit plans. The agreement also calls for a bonus to be paid upon the sale of the Company’s subsidiary resulting in a purchase price (before any closing costs or working capital adjustments) equal to or greater than twelve million five hundred thousand dollars ($12,500,000). The bonus will be equal to twenty five thousand dollars ($25,000) plus one third of five percent of each dollar in excess of a purchase price of twelve million five hundred dollars ($12,500,000). Upon execution of the employment agreement in 2017, 1,000,000 stock options were granted at their fair market value and vest over a three year period. However, the stock options vest immediately upon the sale of the Company’s subsidiary, Ethostream LLC, in March 2017.

In addition to the foregoing, stock options are periodically granted to employees under the Company’s 2010 equity incentive plan at the discretion of the Compensation Committee of the Board of Directors. Executives of the Company are eligible to receive stock option grants, based upon individual performance and the performance of the Company as a whole.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Indemnification Agreements

On March 31, 2010, the Company entered into Indemnification Agreements with director William H. Davis, and executives Jason L. Tienor, President and Chief Executive Officer and Jeffrey J. Sobieski, then Chief Operating Officer. On April 24, 2012, the Company entered into an Indemnification Agreement with director Timothy S. Ledwick. On July 1, 2016, the Company entered into Indemnification Agreements with director’s Arthur E. Byrnes, Peter T. Kross and Leland D. Blatt. On January 1, 2017, the Company entered into an Indemnification Agreements with Chief Financial Officer Richard E. Mushrush.

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

Sales Taxes

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure. Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company had approximately $227,000 and $190,000 accrued for this exposure as of December 31, 2016 and 2015, respectively.

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

During the year ended December 31, 2016, the Company executed and paid five VDA’s totaling approximately $70,000.

During the year ended December 31, 2016, the state of Wisconsin perform a sales and use tax audit covering the period from January 1, 2012 through December 31, 2015. The Company estimates the audit could result in approximately $120,000 in additional use tax and interest and have appropriately accrued and expensed this amount in the consolidated balance sheet and the consolidated statement of operations as of December 31, 2016.

The following table sets forth the change in the sales tax accrual during the years ended December 31:

	2016	2015
Balance, Beginning of year	$189,697	$35,951
Sales tax collected	310,823	175,044
Provisions	151,000	164,593
Payments	(424,105)	(185,891)
Balance, End of year	$227,415	$189,697

NOTE N – BUSINESS CONCENTRATION

For the years ended December 31, 2016 and 2015, no single customer represented 10% or more of the Company’s total net revenues from continuing operations.

As of December 31, 2016, two customers accounted for 24% of the Company’s net accounts receivable from continuing operations. As of December 31, 2015, two customers accounted for accounted for 20% of the Company’s net accounts receivable from continuing operations.

Purchases from one supplier approximated $2,235,000, or 62%, of total purchases for the year ended December 31, 2016 and approximately $2,117,000, or 70%, of total purchases for the year ended December 31, 2015 from continuing operations. Total due to this supplier, net of deposits, was $45,037 and $437,520 as of December 31, 2016 and 2015, respectively.

NOTE O – EMPLOYEE BENEFIT PLAN

The Company has an employee savings plan covering substantially all employees who are at least 21 years of age and have completed at least 6 months of service. Effective January 1, 2012, the plan provides for matching contributions equal to 100% of each dollar contributed by the employee up to 4% of the employee’s salary. The Company’s matching contributions vest immediately. The Company may also elect to make discretionary contributions. The Company made contributions to the plan of approximately $172,000 and $153,000 for the years ended December 31, 2016 and 2015, respectively.

NOTE P – DISCONTINUED OPERATIONS

In October of 2016, the Company, under the direction and authority of the Board of Directors, committed to a plan to offer for sale Ethostream LLC, High-Speed Internet Access (“HSIA”) subsidiary. While EthoStream is one of the largest public HSIA providers in the world, providing services to more than 12.0 million users monthly across a network of approximately 1,800 locations, the Company will focus on its higher growth potential EcoSmart Platform line. As a result of this decision to sell Ethostream LLC, the operating results of Ethostream for the years ended December 31, 2016 and 2015 have been reclassified as discontinued operations and as assets and liabilities held for sale in the consolidated financial statements as detailed in the table below.

	December 31,
	2016	2015

Cash and cash equivalents	$106,743	$271,446
Accounts receivable, net	456,478	315,278
Inventories	350,506	159,559
Other current assets	12,980	11,281
Other asset - goodwill	5,796,430	–
Other asset – intangible asset, net	533,577	–
Current assets held for sale	7,256,714	757,564

Property and equipment, net	–	437
Goodwill	–	5,796,430
Intangible asset, net	–	775,257
Deposits	–	10,130
Long-term assets held for sale	–	6,582,254

Accounts payable	465,346	339,918
Accrued liabilities and expenses	241,123	187,015
Deferred revenues	37,509	48,161
Customer deposits	200,466	263,384
Deferred lease liability	76,096	12,795
Current liabilities held for sale	1,020,540	851,273

Deferred lease liability	–	76,096
Long-term liabilities held for sale	–	76,096

Net assets of discontinued operations	$6,236,174	$6,412,449

The following table summarizes the statements of operations information for discontinued operations.

	Years Ended December 31,
	2016	2015
Revenues, net:
Product	$3,529,012	$3,666,201
Recurring	3,894,998	3,890,108
Total Net Revenues	7,424,010	7,556,309

Cost of Sales:
Product	2,235,641	2,134,547
Recurring	925,212	858,704
Total Cost of Sales	3,160,853	2,993,251

Gross Profit	4,263,157	4,563,058

Operating Expenses:
Research and development	2,511	–
Selling, general and administrative	1,191,385	1,258,700
Depreciation and amortization	242,117	244,284
Total Operating Expenses	1,436,013	1,502,984

Income from Discontinued Operations before Provision for Income Taxes	2,827,144	3,060,074

Provision for Income Taxes	199,386	200,286
Income from Discontinued Operations (net of tax)	$2,627,758	$2,859,788

The consolidated statements of cash flows do not present the cash flows from discontinued operations for investing activities or financing activities because there were no investing or financing activities associated with the discontinued operations in the years ended December 31, 2016 and 2015.

NOTE Q – SUBSEQUENT EVENT

On March 28, 2017, the Company, and the Company’s wholly-owned subsidiary, EthoStream LLC, a Wisconsin limited liability company (“EthoStream”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DCI-Design Communications LLC, a Delaware limited liability company (“DCI”), whereby DCI would acquire all of the assets and certain liabilities of EthoStream for a cash purchase price of $12,750,000. The Purchase Agreement includes that proceeds of $900,000 are to be withheld from the $12,750,000 cash purchase price and placed into an escrow account to support potential indemnification obligations of up to $800,000 and net working capital adjustments of up to $100,000. The escrow amount, net of potential claims, would be fully released after an escrow period not to exceed 12 months after closing. The assets included, among other items, certain inventory, contracts and intellectual property. DCI acquired only the liabilities provided for in the Purchase Agreement. On March 29, 2017, pursuant to the terms and the conditions of the Purchase Agreement, the Company closed on the sale. Further details of the transaction can be referenced in our Form 8-K filed with the Security and Exchange Commission on March 31, 2017.

