Form 10-Q
period 2017-03-31
TELKONET INC
filed 2017-05-15
CIK 1094084

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(414) 302-2299

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 30, 2017 is 133,015,191.

TELKONET, INC.

FORM 10-Q for the Three Months Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$10,704,999	$791,858
Restricted cash on deposit	900,000	–
Accounts receivable, net	1,709,468	1,403,772
Inventories	688,718	777,202
Prepaid expenses and other current assets	377,182	205,328
Current assets of discontinued operations	–	7,149,971
Total current assets	14,380,367	10,328,131

Property and equipment, net	133,998	143,907

Other assets:
Deposits	10,130	–
Total other assets	10,130	–

Total Assets	$14,524,495	$10,472,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,396,481	$765,617
Accrued liabilities and expenses	997,598	925,581
Related party payable	48,745	97,127
Line of credit	–	1,062,129
Deferred revenues – current	207,734	184,793
Deferred lease liability – current	4,330	3,942
Customer deposits	226,623	165,830
Income taxes payable	139,884	–
Deferred income taxes	–	933,433
Current liabilities of discontinued operations	–	869,604
Total current liabilities	3,021,395	5,008,056

Long-term liabilities:
Deferred revenue - long term	147,793	120,421
Deferred lease liability - long term	22,386	23,761
Total long-term liabilities	170,179	144,182

Commitments and contingencies
Stockholders’ Equity
Series A, par value $.001 per share; 215 shares issued, 185 shares outstanding at March 31, 2017 and December 31, 2016, preference in liquidation of $1,470,367 and $1,452,114 as of March 31, 2017 and December 31, 2016, respectively	1,340,566	1,340,566
Series B, par value $.001 per share; 538 shares issued, 52 shares outstanding at March 31, 2017 and December 31, 2016, preference in liquidation of $398,570 and $393,435 as of March 31, 2017 and December 31, 2016, respectively	362,059	362,059
Common stock, par value $.001 per share; 190,000,000 shares authorized; 133,015,191 and 132,774,475 shares issued and outstanding at March 31, 2017 and December 31, 2016 , respectively	133,015	132,774
Additional paid-in-capital	127,305,880	126,955,435
Accumulated deficit	(117,808,599)	(123,471,034)
Total stockholders’ equity	11,332,921	5,319,800

Total Liabilities and Stockholders’ Equity	$14,524,495	$10,472,038

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2017	2016
Revenues, net:
Product	$1,810,385	$2,830,040
Recurring	102,842	110,020
Total Net Revenues	1,913,227	2,940,060

Cost of Sales:
Product	1,008,045	1,306,247
Recurring	30,018	31,032
Total Cost of Sales	1,038,063	1,337,279

Gross Profit	875,164	1,602,781

Operating Expenses:
Research and development	378,456	426,814
Selling, general and administrative	1,769,693	1,641,819
Depreciation and amortization	9,909	7,977
Total Operating Expenses	2,158,058	2,076,610

Operating Loss	(1,282,894)	(473,829)

Other (Expenses) Income:
Interest (expense), net	(10,353)	(16,196)
Total Other (Expenses)	(10,353)	(16,196)

Loss from Continuing Operations before Provision for Income Taxes	(1,293,247)	(490,025)

Provision for Income Taxes	991	625

Net loss from continuing operations	(1,294,238)	(490,650)
Discontinued Operations:
Gain from sale of discontinued operations (net of tax)	6,384,871	–
Income from discontinued operations (net of tax)	571,802	610,772
Net income attributable to common stockholders	$5,662,435	$120,122

Net income (loss) per common share:
Basic - continuing operations	$(0.01)	$(0.00)
Basic - discontinued operations	$0.05	$0.00
Basic - net income attributable to common stockholders	$0.04	$0.00

Diluted - continuing operations	$(0.01)	$(0.00)
Diluted - discontinued operations	$0.05	$0.00
Diluted - net income attributable to common stockholders	$0.04	$0.00

Weighted Average Common Shares Outstanding used in computing basic net loss per share	132,774,475	127,054,848
Weighted Average Common Shares Outstanding used in computing diluted net loss per share	133,520,471	129,335,871

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS FROM JANUARY 1, 2017 THROUGH MARCH 31, 2017

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2017	185	$1,340,566	52	$362,059	132,774,475	$132,774	$126,955,435	$(123,471,034)	$5,319,800

Shares issued to directors	–	–	–	–	240,716	241	35,759	–	36,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	314,686	–	314,686

Net income	–	–	–	–	–	–	–	5,662,435	5,662,435

Balance at March 31, 2017	185	$1,340,566	52	$362,059	133,015,191	$133,015	$127,305,880	$(117,808,599)	$11,332,921

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$5,662,435	$120,122
Less: Net income from discontinued operations	(571,802)	(610,772)
Gain on sale of discontinued operations	(6,384,871)	–
Net loss from continuing operations	(1,294,238)	(490,650)

Adjustments to reconcile net loss from continuing operations to cash used in operating activities of continuing operations:
Stock-based compensation expense	314,686	3,751
Stock issued to directors as compensation	36,000	–
Amortization of deferred financing costs	–	4,737
Depreciation	9,909	7,977
Provision for doubtful accounts, net of recoveries	17,948	7,110

Changes in operating assets and liabilities:
Accounts receivable	(323,644)	(316,963)
Inventories	88,484	175,669
Prepaid expenses and other current assets	(171,854)	(72,394)
Deposits and other long term assets	(10,130)	–
Accounts payable	131,867	(174,712)
Accrued liabilities and expenses	(74,142)	287,786
Deferred revenue	50,313	(30,871)
Related party payable	(48,382)	–
Customer deposits	60,793	(18,316)
Income tax payable	139,884	–
Deferred lease liability	(987)	(606)
Net Cash Used In Operating Activities of Continuing Operations	(1,073,493)	(617,482)
Net Cash Provided By Operating Activities of Discontinued Operations	517,242	527,395
Net Cash Used In Operating Activities	(556,251)	(90,087)

Cash Flows From Investing Activities:
Purchase of property and equipment	–	(2,743)
Net proceeds from sale of subsidiary	12,431,521	–
Change in restricted cash	(900,000)	–
Net Cash Provided By (Used In) Investing Activities of Continuing Operations	11,531,521	(2,743)

Cash Flows From Financing Activities:
Payments on notes payable	–	(53,594)
Net (payments) proceeds on line of credit	(1,062,129)	160,000
Net Cash (Used In) Provided By Financing Activities of Continuing Operations	(1,062,129)	106,406

Net increase in cash and cash equivalents	9,913,141	13,576
Cash and cash equivalents at the beginning of the period	791,858	951,249
Cash and cash equivalents at the end of the period	$10,704,999	$964,825

See accompanying notes to the unaudited condensed consolidated financial statements

6

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$10,484	$11,684
Cash paid during the period for income taxes, net of refunds	–	6,975

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2016 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

On March 28, 2017, the Company, and the Company’s wholly-owned subsidiary, EthoStream LLC, a Wisconsin limited liability company (“EthoStream”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DCI-Design Communications LLC (“DCI”), a Delaware limited liability company, whereby DCI would acquire all of the assets and certain liabilities of EthoStream for a base purchase price of $12,750,000. The Purchase Agreement provided that proceeds of $900,000 were to be withheld from the $12,750,000 base purchase price and placed into an escrow account to support potential indemnification obligations of up to $800,000 and net working capital adjustments of up to $100,000. Another $93,000 is classified in other current assets as a net working capital receivable. The escrow amount, net of potential claims, will be fully released after an escrow period not to exceed 12 months after closing. The assets included, among other items, certain inventory, contracts and intellectual property. DCI acquired only the liabilities provided for in the Purchase Agreement. On March 29, 2017, pursuant to the terms and the conditions of the Purchase Agreement, the Company closed on the sale. The income from discontinued operations (net of tax) represents the activity of EthoStream from January 1, 2017 through the date of the sale on March 28, 2017. The gain from sale of discontinued operations (net of tax) represents the gain recognized from the EthoStream selling price that was in excess of the assets sold to DCI and liabilities assumed by DCI on March 28, 2017.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc., and EthoStream. The current and prior period accounts of Ethostream have been classified as discontinued operations on the condensed consolidated balance sheet, the condensed consolidated statement of operations and the condensed consolidated statement of cash flows. All significant intercompany balances and transactions have been eliminated in consolidation.

Unless otherwise noted, all financial information in the consolidated financial statement footnotes reflect the Company’s results from continuing operations.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Liquidity and Financial Condition

The Company reported a net loss of $1,294,238 from continuing operations for the three months ended March 31, 2017, had cash used in operating activities from continuing operations of $1,073,493 and had an accumulated deficit of $117,808,599. Since inception, the Company’s primary sources of ongoing liquidity for operations have come through private and public offerings of equity securities, and the issuance of various debt instruments, asset-based lending and the sale of assets.

On March 29, 2017, an amendment to the revolving credit facility with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”) was executed to amend certain terms of the Loan and Security Agreement (the “Heritage Bank Loan Agreement”) following the sale of certain assets of the Company’s wholly-owned subsidiary, EthoStream. Heritage Bank amended the EBITDA compliance measurement.

The outstanding balance of the revolving credit facility was zero as of March 31, 2017 and the remaining available borrowing capacity was approximately $1,071,000. As of March 31, 2017, the Company was in compliance with all financial covenants.

On March 28, 2017, the Company and EthoStream, entered into the Purchase Agreement with DCI whereby DCI acquired all of the assets and certain liabilities of EthoStream for a base purchase price of $12,750,000, subject to an adjustment based on the net working capital of EthoStream on the closing date of the sale transaction. The Company’s liquidity for the remainder of 2017 remains strong due to the net proceeds received from the sale of EthoStream.

Restricted Cash on Deposit

The restricted cash on deposit of $900,000 as of March 31, 2017, reflects amounts placed into an escrow account to support potential indemnification obligations of $800,000 and net working capital adjustments of $100,000 associated with the sale of the Company’s wholly-owned subsidiary, EthoStream. The escrow amount, net of potential claims, would be fully released after an escrow period not to exceed 12 months after closing.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the three months ended March 31, 2017 and 2016, there were 6,132,725 and 7,463,635 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

Use of Estimates

The preparation of financial statements in conformity with United States of America (U.S.) generally accepted accounting principles (GAAP) requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for items and matters such as revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, depreciation and amortization, long-lived assets, taxes and related valuation allowance, income tax provisions, stock-based compensation, and contingencies. The Company believes that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. Actual results may differ from those estimates.

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

MARCH 31, 2017

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

The Company provides call center support services to properties installed by the Company. The Company receives monthly service fees from such properties for its services. The Company recognizes the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts.  The Company reports such revenues as recurring revenues. Deferred revenue includes deferrals for the monthly support service fees. Long-term deferred revenue represents support service fees to be earned or provided beginning after March 31, 2018. Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the period. As of March 31, 2017 and December 31, 2016, there was $130,923 and $193,400 recorded within accounts receivable, respectively, related to revenue recognized that has not yet been billed.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the three months ended March 31, 2017 and the year ended December 31, 2016, the Company experienced returns of approximately 1% to 2% of materials included in the cost of sales. As of March 31, 2017 and December 31, 2016, the Company recorded warranty liabilities in the amount of $93,226 and $95,540, respectively, using this experience factor range.

Product warranties for the three months ended March 31, 2017 and the year ended December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Beginning balance	$95,540	$66,555
Warranty claims incurred	(18,914)	(115,120)
Provision charged to expense	16,600	144,105
Ending balance	$93,226	$95,540

Reclassifications

Certain amounts on the condensed consolidated balance sheets as of December 31, 2016 and statements of cash flows have been reclassified to conform to the current year presentation. The Company reclassified $106,743 from current assets of discontinued operations to cash and cash equivalents for certain EthoStream assets not sold to DCI on March 28, 2017. The Company reclassified $150,936 from current liabilities of discontinued operations to accrued liabilities and expenses for certain EthoStream liabilities not assumed by DCI on March 28, 2017. The reclassifications were not material and had no effect on the Company’s total current assets, current liabilities or stockholders’ equity as of December 31, 2016.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

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

NOTE C– ACCOUNTS RECEIVABLE

Components of accounts receivable as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Accounts receivable	$1,723,641	$1,438,345
Allowance for doubtful accounts	(14,173)	(34,573)
Accounts receivable, net	$1,709,468	$1,403,772

NOTE D – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Accrued liabilities and expenses	$371,910	$223,011
Accrued payroll and payroll taxes	402,455	331,908
Accrued sales taxes, penalties, and interest	129,885	274,869
Accrued interest	122	253
Product warranties	93,226	95,540
Total accrued liabilities and expenses	$997,598	$925,581

NOTE E – DEBT

Kross Promissory Note

On August 4, 2016, the Board of Directors authorized the Company to reimburse Peter T. Kross (“Mr. Kross”), $161,075 for expenses incurred related to his successful contested proxy. Effective June 27, 2016, Mr. Kross is a director of the Company and considered a related party. On August 30, 2016, Mr. Kross accepted an unsecured promissory note (“Kross Note”) for $161,075 from the Company. The outstanding principal balance bears interest at the annual rate of 3.00%. Payment of interest and principal began on September 1, 2016 and will continue monthly on the first day of each month thereafter through and including June 1, 2017; the Company is required to pay equal monthly installments of $16,330 which includes all remaining principal and accrued interest owed by the Company to Mr. Kross under the Kross Note. The Company may prepay in advance any unpaid principal or interest due under the Kross Note without premium or penalty. The principal balance of the Kross Note as of March 31, 2017 and December 31, 2016 was $48,745 and $97,127, respectively.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 7.00% at March 31, 2017 and 6.75% at December 31, 2016. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

The Heritage Bank Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of March 31, 2017, the Company was in compliance with all financial covenants. The outstanding balance on the Credit Facility was zero and $1,062,129 at March 31, 2017 and December 31, 2016, respectively. The remaining available borrowing capacity was approximately $1,071,000 and $107,000 at March 31, 2017 and December 31, 2016, respectively.

On March 28, 2017, the Company and the Company’s wholly-owned subsidiary, EthoStream, entered into an Asset Purchase Agreement with DCI-Design Communications LLC (“DCI”), whereby DCI would acquire all of the assets and certain liabilities of EthoStream. Heritage Bank had provided the Company with its consent to the sale transaction. Upon closing of the sale transaction on March 29, 2017, the entire balance outstanding on the Credit Facility was repaid. On March 29, 2017 an amendment to the Credit Facility was executed amending the quarterly and year to date EBITDA compliance measurements for 2017.

NOTE F – PREFERRED STOCK

Series A

The Company has designated 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A is convertible, at the option of the holder thereof, at any time, into shares of the Company’s common stock at a conversion price of $0.363 per share. On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share. The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares. In prior years, 30 of the preferred shares issued on November 16, 2009 were converted to shares of the Company’s common stock. In a prior year, the redemption feature available to the Series A holders expired.

Series B

The Company has designated 538 shares of preferred stock as Series B Preferred Stock (“Series B”). Each share of Series B is convertible, at the option of the holder thereof, at any time, into shares of the Company’s common stock at a conversion price of $0.13 per share. On August 4, 2010, the Company sold 267 shares of Series B with attached warrants to purchase an aggregate of 5,134,626 shares of the Company’s common stock at $0.13 per share. The Series B shares were sold at a price per share of $5,000 and each Series B share was convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,335,000 from the sale of the Series B shares on August 4, 2010.  On April 8, 2011, the Company sold 271 additional shares of Series B with attached warrants to purchase an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share. The Series B shares were sold at a price per share of $5,000 and each Series B share was convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,355,000 from the sale of the Series B shares on April 8, 2011. In prior years, 486 of the preferred shares issued on August 4, 2010 and April 8, 2011 were converted to shares of the Company’s common stock. In a prior year, the redemption feature available to the Series B holders expired.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of March 31, 2017, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $398,570, which includes cumulative accrued unpaid dividends of $138,570, and second, Series A with a preference value of $1,470,367, which includes cumulative accrued unpaid dividends of $545,367. As of December 31, 2016, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $393,435, which includes cumulative accrued unpaid dividends of $133,435, and second, Series A with a preference value of $1,452,114, which includes cumulative accrued unpaid dividends of $527,114.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE G – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. As of March 31, 2017 and December 31, 2016, there were 185 shares of Series A and 52 shares of Series B outstanding.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of March 31, 2017 and December 31, 2016 the Company had 133,015,191 and 132,774,475 common shares issued and outstanding.

NOTE H – STOCK OPTIONS AND WARRANTS

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of March 31, 2017.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	3,175,000	9.25	$0.14	3,175,000	$0.14
$0.16 - $0.99	2,657,725	3.82	0.18	2,657,725	0.18
	5,832,725	6.78	$0.16	5,832,725	$0.16

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2016	1,825,225	$0.28
Granted	1,300,000	0.17
Exercised	–	–
Cancelled or expired	(292,500)	0.69
Outstanding at December 31, 2016	2,832,725	$0.18
Granted	3,000,000	0.14
Exercised	–	–
Cancelled or expired	–	–
Outstanding at March 31, 2017	5,832,725	$0.16

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

There were 3,000,000 and zero options granted and zero options exercised during the three months ended March 31, 2017 and 2016, respectively. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 was $314,686 and $3,751, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18	50,000	0.65	$0.18	50,000	$0.18
0.20	250,000	4.52	0.20	250,000	0.20
	300,000	3.88	$0.20	300,000	$0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2016	5,638,410	$0.20
Issued	–	–
Exercised	(5,211,542)	0.13
Cancelled or expired	(126,868)	3.00
Outstanding at December 31, 2016	300,000	0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at March 31, 2017	300,000	$0.20

There were no warrants granted, exercised, cancelled or forfeited during the three months ended March 31, 2017 and 2016, respectively.

NOTE I – RELATED PARTY TRANSACTIONS

On August 4, 2016, the Board of Directors authorized the Company to reimburse Peter T. Kross (“Mr. Kross”), $161,075 for expenses incurred related to his successful contested proxy. Effective June 27, 2016, Mr. Kross is a director of the Company and considered a related party. On August 30, 2016, Mr. Kross accepted an unsecured promissory note (“Kross Note”) for $161,075 from the Company. The outstanding principal balance bears interest at the annual rate of 3.0%. Payment of interest and principal began on September 1, 2016 and will continue monthly on the first day of each month thereafter through and including June 1, 2017; the Company is required to pay equal monthly installments of $16,330 which includes all remaining principal and accrued interest owed by the Company to Mr. Kross under the Kross Note. The Company may prepay in advance any unpaid principal or interest due under the Kross Note without premium or penalty. The principal balance of the Kross Note as of March 31, 2017 and December 31, 2016 was $48,745 and $97,127, respectively.

During the three months ended March 31, 2017 and during the year ended December 31, 2016, the Company agreed to issue common stock in the amount of $36,000 and $72,000 to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

On July 1, 2016, each newly elected Board of Director member, Mr. Kross, Mr. Blatt and Mr. Byrnes were granted 100,000 stock options pursuant to the Company’s Board of Director compensation plan. These options have an expiration period of ten years, vest quarterly over five years and have an exercise price of $0.19.

Upon execution of their employment agreements during the three months ended March 31, 2017, each Messrs. Tienor, Sobieski and Koch, was granted 1,000,000 stock options at their fair market value and were scheduled to vest over a three year period. However, pursuant to their employment agreements, the stock options vested immediately upon the sale of the Company’s subsidiary, EthoStream, in March 2017.

During the three months ended March 31, 2017, Messrs. Tienor, Sobieski and Koch, earned a bonus of $29,250 resulting from the sale of the Company’s subsidiary, EthoStream, in March 2017.

From time to time the Company may receive advances from certain of its officers in the form of salary deferment or cash advances to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of March 31, 2017 and December 31, 2016, there were no such arrangements.

NOTE J – COMMITMENTS AND CONTINGENCIES

Office Lease Obligations

In October 2013, the Company entered into a lease agreement for 6,362 square feet of commercial office space in Waukesha, Wisconsin for its corporate headquarters. The Waukesha lease expires in April 2021, but was subsequently amended through April 2026 as described in Note M.

In January 2016, the Company entered into a lease agreement for 2,237 square feet of commercial office space in Germantown, Maryland for its Maryland employee’s. The Germantown lease was set to expire at the end of January 2017. In December 2016, the Company entered into a first amendment to the lease agreement extending the lease through the end of January 2018.

Commitments for minimum rentals under non-cancelable leases as of March 31, 2017 are as follows:

2017 (remainder of)	$89,131
2018	82,155
2019	80,646
2020	82,259
2021	34,880
Total	$369,071

Rental expenses charged to continuing operations for the three months ended March 31, 2017 and 2016 was $34,020 and $39,571, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure. Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $130,000 and $275,000 accrued as of March 31, 2017 and December 31, 2016, respectively.

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

During the year ended December 31, 2016, the State of Wisconsin performed a sales and use tax audit covering the period from January 1, 2012 through December 31, 2015. The audit resulted in approximately $120,000 in additional use tax and interest. The Company appropriately accrued and expensed this amount in the consolidated balance sheet and the consolidated statement of operations for the year ended December 31, 2016. The balance remaining as of March 31, 2017 is approximately $45,000.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Prior to 2017, the Company successfully executed and paid in full VDAs in thirty six states totaling approximately $765,000 and is current with the subsequent filing requirements.

The following table sets forth the change in the sales tax accrual as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Balance, beginning of year	$274,869	$229,768
Sales tax collected	89,896	452,016
Provisions	–	151,000
Interest and penalties	–	(3,017)
Payments	(234,880)	(554,898)
Balance, end of period	$129,885	$274,869

NOTE K – BUSINESS CONCENTRATION

For the three months ended March 31, 2017, one customer represented approximately 11% of total net revenues. For the three months ended March 31, 2016, one customer represented approximately 17% of total net revenues. As of March 31, 2017, two customers accounted for approximately 24% of the Company’s net accounts receivable. As of December 31, 2016, two customers accounted for approximately 24% of the Company’s net accounts receivable.

Purchases from one supplier approximated $595,000, or 68%, of purchases for the three months ended March 31, 2017 and $413,000, or 52%, of purchases for the three months ended March 31, 2016. Total due to this supplier, net of deposits, was approximately $32,697 as of March 31, 2017, and $45,037 as of December 31, 2016.

NOTE L – DISCONTINUED OPERATIONS

In October of 2016, the Company, under the direction and authority of the Board of Directors, committed to a plan to offer for sale EthoStream, the Company’s wholly–owned High-Speed Internet Access (“HSIA”) subsidiary. As a result of this decision to sell EthoStream, the operating results of EthoStream as of and for the year ended December 31, 2016 were reclassified as discontinued operations and as assets and liabilities held for sale in the consolidated financial statements as detailed in the table below. During the three months ended March 31, 2017, the Company, and EthoStream, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DCI-Design Communications LLC (“DCI”), a Delaware limited liability company, whereby DCI acquired all of the assets and certain liabilities of EthoStream for a base purchase price of $12,750,000. The Purchase Agreement includes that proceeds of $900,000 are to be withheld from the $12,750,000 base purchase price and placed into an escrow account to support potential indemnification obligations of up to $800,000 and net working capital adjustments of up to $100,000. The escrow amount, net of potential claims, would be fully released after an escrow period not to exceed 12 months after closing. Another $93,000 is classified in other current assets as a net working capital receivable. The assets included, among other items, certain inventory, contracts and intellectual property.  DCI acquired only the liabilities provided for in the Purchase Agreement. On March 29, 2017, pursuant to the terms and the conditions of the Purchase Agreement, the Company closed on the sale.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

	March 31,	December 31,
	2017	2016

Accounts receivable, net	$–	$456,478
Inventories	–	350,506
Other current assets	–	12,980
Other asset – goodwill	–	5,796,430
Other asset – intangible asset, net	–	533,577
Current assets of discontinued operations	–	7,149,971

Accounts payable	–	465,346
Accrued liabilities and expenses	–	90,187
Deferred revenues	–	37,509
Customer deposits	–	200,466
Deferred lease liability	–	76,096
Current liabilities of discontinued operations	–	869,604

Net assets of discontinued operations	$–	$6,280,367

The following table summarizes the statements of operations information for discontinued operations.

	For the Three Months Ended March 31,
	2017	2016
Revenues, net:
Product	$653,839	$716,643
Recurring	925,837	967,403
Total Net Revenues	1,579,676	1,684,046

Cost of Sales:
Product	424,829	481,207
Recurring	209,179	247,003
Total Cost of Sales	634,008	728,210

Gross Profit	945,668	955,836

Operating Expenses:
Selling, general and administrative	262,034	232,895
Depreciation and amortization	60,420	60,857
Total Operating Expenses	322,454	293,752

Income from Discontinued Operations before Provision for Income Taxes	623,214	662,084

Provision for Income Taxes	51,412	51,312
Income from Discontinued Operations (net of tax)	$571,802	$610,772

The consolidated statements of cash flows do not present the cash flows from discontinued operations for investing activities or financing activities because there were no investing or financing activities associated with the discontinued operations in the periods ended March 31, 2017 and 2016.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE M – SUBSEQUENT EVENTS

On April 5, 2017, the Company assigned its’ right, title and interest as tenant to DCI-Design Communications, LLC, for its’ rented office space in Milwaukee, Wisconsin effective March 29, 2017. The Company shall at all times and under all circumstances remain liable for rent due and the performance of all other obligations under the lease term. The lease expires in March 2020.

On April 7, 2017 the Company executed an amendment to its’ existing lease in Waukesha, Wisconsin to expand another 3,982 square feet, bringing the total leased space to 10,344 square feet. In addition, the lease term was extended from May 1, 2021 to April 30, 2026. Commencement date for this amendment is anticipated to begin July 1, 2017 or the day following the date of substantial completion of the renovations, whichever is later. From the commencement date to April 30, 2021, base rent will increase to approximately $10,516 per month from $6,470 per month. From May 1, 2021 to the end of the lease term, base rent will increase to approximately $12,284 per month. The total incremental minimum rental commitment under this lease amendment is approximately $814,000.

Effective May 1, 2017, the Company entered into a commercial lease agreement. The 85 month lease, anticipated to begin May 1, 2017 or the day occupancy is delivered, whichever is later, provides for the Company to lease approximately 5,838 square feet of industrial space in Waukesha, Wisconsin. The initial base rent is approximately $1,500 per month escalating to approximately $3,400 in the seventh year. The total minimum rental commitment under this lease is anticipated to be approximately $213,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three months ended March 31, 2017, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2016, filed with the US. Securities and Exchange Commission (the “SEC”) April 3, 2017.

Business

Telkonet, Inc. (the “Company”, “Telkonet”), formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart Platform of intelligent automation solutions designed to optimize energy efficiency, comfort and analytics in support of the emerging Internet of Things (“IoT”).

In October of 2016, the Company, under the direction and authority of the Board of Directors, committed to a plan to offer for sale EthoStream LLC (“EthoStream”), it’s wholly-owned High-Speed Internet Access (“HSIA”) subsidiary. While EthoStream is one of the largest public HSIA providers in the world, providing services to more than 12.0 million users monthly across a network of approximately 1,800 locations, the Company will focus on its higher growth potential EcoSmart Platform line. As a result of this decision to sell EthoStream, the operating results of EthoStream for the periods ended March 31, 2017 and 2016 have been reclassified as discontinued operations in the condensed consolidated statement of operations and as assets and liabilities of discontinued operations in the condensed consolidated balance sheet for the year ended December 31, 2016. The sale closed on March 29, 2017.

The Company’s direct sales effort targets the hospitality, education, commercial, utility and government/military markets. Taking advantage of legislation, including the Energy Independence and Security Act of 2007, or EISA, the Energy Policy Act of 2005, and the American Recovery and Reinvestment Act the Company is focusing its sales efforts in areas with available public funding and incentives, such as rebate programs offered by utilities for efficiency upgrades. Through the Company’s proprietary platform, technology and partnerships with energy efficiency providers, the Company’s management intends to position the Company as a leading provider of energy management solutions.

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for the remainder of 2017 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.  Factors that could cause or contribute to such differences include those risks affecting the Company’s business as described in the Company’s filings with the SEC, including the current reports on Form 8-K, which factors are incorporated herein by reference. The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

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

The Company provides call center support services to properties installed by the Company. The Company receives monthly service fees from such properties for its services. The Company recognizes the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts. The Company reports such revenues as recurring revenues. Deferred revenue includes deferrals for the monthly support service fees. Long-term deferred revenue represents support service fees to be earned or provided beginning after March 31, 2018. Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the period. As of March 31, 2017 and December 31, 2016, there was $130,923 and $193,400 recorded within accounts receivable, respectively, related to revenue recognized that has not yet been billed.

New Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “New Accounting Pronouncements” in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	March 31, 2017		March 31, 2016		Variance

Product	$1,810,385	95%	$2,830,040	96%	$(1,019,655)	-36%
Recurring	102,842	5%	110,020	4%	(7,178)	-7%
Total	$1,913,227	100%	$2,940,060	100%	$(1,026,833)	-35%

Product Revenue

Product revenue principally arises from the sale and installation of the EcoSmart energy management platform. The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products switches, outlets and a control platform.

For the three months ended March 31, 2017, product revenue decreased by 36% or $1.0 million when compared to the prior year period. The hospitality market comprised $1.3 million of product sales for the three months ended March 31, 2017, a $0.7 million decrease from the prior year period. The education market sales for the three months ended March 31, 2017 remained the same as the prior year period at $0.4 million, and the Multiple Dwelling Unit (“MDU”) market decreased $0.3 million from $0.4 million at March 31, 2016 to $0.1 million for the current period. The Company’s commitment to access distribution channels through resellers and value added distribution partners continued to grow. Product revenue derived from channel partners decreased by $0.6 million for the three months ended March 31, 2017 compared to the prior year period.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the three months ended March 31, 2017, recurring revenue decreased by nominal amount or 7% when compared to the prior year period.

Cost of Sales

	Three Months Ended
	March 31, 2017		March 31, 2016		Variance

Product	$1,008,045	56%	$1,306,247	46%	$(298,202)	-23%
Recurring	30,018	29%	31,032	28%	(1,014)	-3%
Total	$1,038,063	54%	$1,337,279	45%	$(299,216)	-22%

Costs of Product Sales

Costs of product revenue include equipment and installation labor related to EcoSmart technology. For the three months ended March 31, 2017, product costs decreased by 23% compared to the prior year. Cost of materials decreased by 29% or $0.2 million compared to the prior year period, the result of a decrease in sales. The Company’s use of outside contractors for installations decreased resulting in a $0.04 million decrease in contractor services costs. The decrease in sales resulted in a $0.06 million decrease in salary, wages and travel expense.

Costs of Recurring Revenue

Recurring costs are comprised of labor and telecommunication services for our customer service department. For the three months ended March 31, 2017, recurring costs decreased by 3% compared to the prior year period. All costs remained consistent for the comparable periods.

Gross Profit

	Three Months Ended
	March 31, 2017		March 31, 2016		Variance

Product	$802,340	44%	$1,523,793	54%	$(721,453)	-47%
Recurring	72,824	71%	78,988	72%	(6,164)	-8%
Total	$875,164	46%	$1,602,781	55%	$(727,617)	-45%

Gross Profit on Product Revenue

Gross profit for the three months ended March 31, 2017 decreased by 47% when compared to the prior year period. The actual gross profit percentage decreased from 54% for the three months ended March 31, 2016 to 44% for the three months ended March 31, 2017. Contributing to the decrease in margin was a 4% increase in product material costs as they related to product sales. Although the amount of product shipped decreased for the three months ended March 31, 2017, logistics salaries and benefits remained constant compared to the three months ended March 31, 2016. Installations costs grew 7% as a percentage of installation revenue for the three months ended March 31, 2017 compared to the prior year period.

Gross Profit on Recurring Revenue

The gross profit associated with recurring revenue decreased by 8% for the three months ended March 31, 2017 when compared to the prior year period. The actual gross profit percentage decreased 1% compared to the prior year period, from 72% for the three months ended March 31, 2016 to 71% for the three months ended March 31, 2017.

Operating Expenses

	Three Months Ended March 31,
	2017	2016	Variance

Total	$2,158,058	$2,076,610	$81,448	4%

During the three months ended March 31, 2017, operating expenses increased by 4% when compared to the prior year period as outlined below.

Research and Development

	Three Months Ended March 31,
	2017	2016	Variance

Total	$378,456	$426,814	$(48,358)	-11%

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. During the three months ended March 31, 2017, research and development costs decreased 11% when compared to the prior year period. The variance is due to an approximate $0.05 million decrease in expenditures for salaries and benefits.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2017	2016	Variance

Total	$1,769,693	$1,641,819	$127,874	8%

During the three months ended March 31, 2017, selling, general and administrative expenses increased over the prior year period by 8%. For the three month comparison, the variance is attributed to bonus and stock options granted to certain executives for $0.4 million. These costs were offset by decreases in executive and accounting salaries and benefits of $0.08 million, director fees of $0.02 million, temporary staffing and recruiting costs of $0.05 million and sales and project management salaries, benefits and travel of approximately $0.06 million.

Income from Discontinued Operations, Net of Tax

	Three Months Ended March 31,
	2017	2016	Variance

Total	$571,802	$610,772	$(38,970)	-6%

Income from discontinued operations decreased $0.04 million or 6% for the three months ended March 31, 2017 over the prior year. For the three month comparison, $0.10 million of the variance is attributed to reduced sales revenue from the prior year. This was offset by a decrease in cost of goods sold of $0.09 million, the majority of which was salary, payroll taxes and benefits. Selling, general and administrative costs increased $0.03 million for the three months ended March 31, 2017. The majority of the increase was $0.03 million for commissions, salaries, payroll taxes and benefits.

EBITDA from Continuing Operations

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), income (loss) from operations, or any other measure for determining operating performance of liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the three months ended March 31, 2017 and 2016, the Company excluded items in the following general category described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous period.

•	Bonus paid to executives upon sale of discontinued operations: The Company does not consider the bonuses of $87,750 associated with the sale of EthoStream to be indicative of current or future operating performance. Therefore, the Company does not consider the inclusion of these costs helpful in assessing its current financial performance compared to the previous year.

RECONCILIATION OF NET LOSS FROM

CONTINUING OPERATIONS TO ADJUSTED EBITDA

FOR THE THREE MONTHS ENDED MARCH 31,

	2017	2016
Net loss from continuing operations	$(1,294,238)	$(490,650)
Interest expense, net	10,353	16,196
Provision for income taxes	991	625
Depreciation and amortization	9,909	7,977
EBITDA – continuing operations	(1,272,985)	(465,852)
Adjustments:
Stock-based compensation	314,686	3,751
Bonus paid to executives upon sale of discontinued operations	87,750	–
Adjusted EBITDA – continuing operations	$(870,549)	$(462,101)

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private and public offerings of the Company’s equity securities, the issuance of various debt instruments and asset based lending, and the sale of assets.

Working Capital

Working capital (current assets in excess of current liabilities) from continuing operations increased by $6,038,897 during the three months ended March 31, 2017 from working capital of $5,320,075 at December 31, 2016 to a working capital of $11,358,972 at March 31, 2017.

Kross Promissory Note

On August 4, 2016, the Board of Directors authorized the Company to reimburse Peter T. Kross (“Mr. Kross”), $161,075 for expenses incurred related to his successful contested proxy. Effective June 27, 2016, Mr. Kross is a director of the Company and considered a related party. On August 30, 2016, Mr. Kross accepted an unsecured promissory note (“Kross Note”) for $161,075 from the Company. The outstanding principal balance bears interest at the annual rate of 3.00%. Payment of interest and principal began on September 1, 2016 and will continue monthly on the first day of each month thereafter through and including June 1, 2017; the Company is required to pay equal monthly installments of $16,330 which includes all remaining principal and accrued interest owed by the Company to Mr. Kross under the Kross Note. The Company may prepay in advance any unpaid principal or interest due under the Kross Note without premium or penalty. The principal balance of the Kross Note as of March 31, 2017 and December 31, 2016 was $48,745 and $97,127.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 7.00% at March 31, 2017 and 6.75% at December 31, 2016. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of March 31, 2017, the Company was in compliance with all financial covenants. The outstanding balance on the Credit Facility was zero and $1,062,129 at March 31, 2017 and December 31, 2016, respectively. The remaining available borrowing capacity was approximately $1,071,000 and $107,000 at March 31, 2017 and December 31, 2016, respectively.

On March 28, 2017, the Company and the Company’s wholly-owned subsidiary, EthoStream, entered into an Asset Purchase Agreement with DCI-Design Communications LLC (“DCI”), whereby DCI acquired all of the assets and certain liabilities of EthoStream. Heritage Bank provided the Company with its consent to the sale transaction. Upon closing of the sale transaction on March 29, 2017, the entire balance outstanding on the Credit Facility was repaid. On March 29, 2017 an amendment to the Credit Facility was executed amending the quarterly and year to date EBITDA compliance measurements for 2017.

Cash Flow Analysis

Cash used in continuing operations was $1,073,493 and $617,482 during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, funding performance bonds and managing current liabilities. The working capital changes during the three months ended March 31, 2017 were primarily related to an approximate $324,000 increase in accounts receivable, offset by a $88,000 decrease in inventory and a $74,000 decrease in accrued liabilities and expenses and a $132,000 increase in accounts payable. The working capital changes during the three months ended March 31, 2016 were primarily related to an approximately $317,000 increase in accounts receivable, offset by a $175,000 decrease in inventory and a $175,000 increase in accrued liabilities and expenses. Accounts receivable fluctuates based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Cash provided by investing activities was $11,531,521 and cash used in investing activities was $2,743 during the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, the cash provided by investing activities reflects the proceeds less adjustments associated with the sale of the assets and certain liabilities of the Company’s wholly-owned subsidiary, EthoStream. During the three months ended March 31, 2016, the Company purchased approximately $2,743 of computer equipment.

Cash used in financing activities was $1,062,129 and cash provided by financing activities was $106,406 during the three months ended March 31, 2017 and 2016, respectively. The Heritage Bank Loan Agreement for the Company’s line of credit included the Company and EthoStream, as co borrowers. Upon closing the EthoStream sale transaction on March 29, 2017, the entire balance outstanding on the Credit Facility, $1,062,129 was repaid.

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

Acquisition or Disposition of Property and Equipment

The Company does anticipate significant purchases of property or equipment during the next twelve months. The amended and expanded Waukesha, Wisconsin lease will require furniture, shelving, computer equipment and peripherals to be used in the Company’s day-to-day operations.

Item 4.  Controls and Procedures.

As of March 31, 2017, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Management has identified control deficiencies regarding the lack of segregation of duties due to the limited size of the Company’s accounting department, a failure to implement adequate internal control over financial reporting including in our IT general control environment, and the need for a stronger internal control environment particularly in our financial reporting and close process. We lack sufficient personnel resources and technical accounting and reporting expertise to appropriately address certain accounting and financial reporting matters in accordance with generally accepted accounting principles. We did not have an adequate process or appropriate controls in place to support the accurate reporting of our financial results and disclosures on our Form 10-Q. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

During the three months ended March 31, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Item 1A.  Risk Factors.

There have been no material changes to risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016 in response to Item 1A of Form 10-K.

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

Telkonet, Inc. Registrant

Date: May 15, 2017	By:	/s/ Jason L. Tienor
Jason L. Tienor
Chief Executive Officer
(principal executive officer)

Date: May 15, 2017	By:	/s/ Richard E. Mushrush
Richard E. Mushrush
Chief Financial Officer
(principal financial officer)

