Form 10-Q
period 2017-06-30
TELKONET INC
filed 2017-08-14
CIK 1094084

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 31, 2017 is 133,231,367.

TELKONET, INC.

FORM 10-Q for the Six Months Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$9,370,112	$791,858
Restricted cash on deposit	900,000	–
Accounts receivable, net	1,471,517	1,403,772
Inventories	702,643	777,202
Prepaid expenses and other current assets	388,192	205,328
Current assets of discontinued operations	–	7,149,971
Total current assets	12,832,464	10,328,131

Property and equipment, net	136,129	143,907

Other assets:
Deposits	17,130	–
Total other assets	17,130	–

Total Assets	$12,985,723	10,472,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$668,442	$765,617
Accrued liabilities and expenses	849,083	925,581
Related party payable	–	97,127
Line of credit	–	1,062,129
Deferred revenues - current	287,781	184,793
Deferred lease liability – current	4,719	3,942
Customer deposits	325,805	165,830
Income taxes payable	139,884	–
Deferred income taxes	–	933,433
Current liabilities of discontinued operations	–	869,604
Total current liabilities	2,275,714	5,008,056

Long-term liabilities:
Deferred revenue - long term	162,041	120,421
Deferred lease liability - long term	26,082	23,761
Total long-term liabilities	188,123	144,182

Commitments and contingencies

Stockholders’ Equity
Series A, par value $.001 per share; 215 shares issued, 185 shares outstanding at June 30, 2017 and December 31, 2016, preference in liquidation of $1,488,821 and $1,452,114 as of June 30, 2017 and December 31, 2016, respectively	1,340,566	1,340,566
Series B, par value $.001 per share; 538 shares issued, 52 shares outstanding at June 30, 2017 and December 31, 2016, preference in liquidation of $403,760 and $393,435 as of June 30, 2017 and December 31, 2016, respectively	362,059	362,059
Common stock, par value $.001 per share; 190,000,000 shares authorized; 133,231,367 and 132,774,475 shares issued and outstanding at June 30, 2017 and December 31, 2016 , respectively	133,231	132,774
Additional paid-in-capital	127,345,180	126,955,435
Accumulated deficit	(118,659,150)	(123,471,034)
Total stockholders’ equity	10,521,886	5,319,800

Total Liabilities and Stockholders’ Equity	$12,985,723	$10,472,038

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues, net:
Product	$2,013,922	$2,165,510	$3,824,307	$4,995,550
Recurring	110,201	87,364	213,043	197,384
Total Net Revenue	2,124,123	2,252,874	4,037,350	5,192,934

Cost of Sales:
Product	1,065,914	1,117,017	2,073,959	2,423,264
Recurring	32,627	24,674	62,645	55,706
Total Cost of Sales	1,098,541	1,141,691	2,136,604	2,478,970

Gross Profit	1,025,582	1,111,183	1,900,746	2,713,964

Operating Expenses:
Research and development	444,557	464,571	823,013	891,385
Selling, general and administrative	1,438,069	1,937,941	3,207,762	3,579,760
Depreciation and amortization	9,880	8,007	19,789	15,984
Total Operating Expenses	1,892,506	2,410,519	4,050,564	4,487,129

Operating Loss	(866,924)	(1,299,336)	(2,149,818)	(1,773,165)

Other Income (Expenses):
Interest income (expense), net	4,428	(13,630)	(5,925)	(29,826)
Total Other Income (Expense)	4,428	(13,630)	(5,925)	(29,826)

Loss from Continuing Operations before Provision for Income Taxes	(862,496)	(1,312,966)	(2,155,743)	(1,802,991)

Provision for Income Taxes	6,910	–	7,901	625
Net loss from continuing operations	(869,406)	(1,312,966)	(2,163,644)	(1,803,616)
Discontinued Operations:
Gain from sale of discontinued operations (net of tax)		–	6,384,871	–
Income from discontinued operations (net of tax)	18,855	641,340	590,657	1,252,112
Net income (loss) attributable to common stockholders	$(850,551)	$(671,626)	$4,811,884	$(551,504)

Net income (loss) per common share:
Basic - continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Basic - discontinued operations	$0.00	$0.00	$0.05	$0.01
Basic – net income (loss) attributable to common stockholders	$(0.01)	$(0.01)	$0.04	$0.00

Diluted - continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted - discontinued operations	$0.00	$0.00	$0.05	$0.01
Diluted – net income (loss) attributable to common stockholders	$(0.01)	$(0.01)	$0.04	$0.00

Weighted Average Common Shares Outstanding – basic	133,015,191	131,808,232	132,894,833	129,431,540
Weighted Average Common Shares Outstanding –diluted	133,015,191	131,808,232	133,490,201	129,431,540

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS FROM JANUARY 1, 2017 THROUGH JUNE 30, 2017

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2017	185	$1,340,566	52	$362,059	132,774,475	$132,774	$126,955,435	$(123,471,034)	$5,319,800

Shares issued to directors	–	–	–	–	456,892	457	71,543	–	72,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	318,202	–	318,202

Net income	–	–	–	–	–	–	–	4,811,884	4,811,884

Balance at June 30, 2017	185	$1,340,566	52	$362,059	133,231,367	$133,231	$127,345,180	$(118,659,150)	$10,521,886

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$4,811,884	$(551,504)
Less: Net income from discontinued operations	(590,657)	(1,252,112)
Gain on sale of discontinued operations	(6,384,871)	–
Net loss from continuing operations	(2,163,644)	(1,803,616)

Adjustments to reconcile net income (loss) from continuing operations to cash used in operating activities of continuing operations:
Stock-based compensation expense	318,202	7,501
Stock issued to directors as compensation	72,000	–
Amortization of deferred financing costs	–	9,474
Depreciation	19,789	15,984
Provision for doubtful accounts, net of recoveries	72,396	(61)

Changes in operating assets and liabilities:
Accounts receivable	(140,141)	(277,286)
Inventories	74,559	(70,843)
Prepaid expenses and other current assets	(182,864)	(63,342)
Deposits and other long term assets	(17,130)	23,871
Accounts payable	(97,175)	(529,004)
Accrued liabilities and expenses	(76,498)	543,623
Deferred revenue	144,608	180,378
Related party payable	(97,127)	–
Customer deposits	159,975	43,889
Income tax payable	139,884	–
Deferred lease liability	3,098	(1,212)
Net Cash Used In Operating Activities of Continuing Operations	(1,770,068)	(1,920,644)
Net Cash Provided By Operating Activities of Discontinued Operations	517,242	1,594,145
Net Cash Used In Operating Activities	(1,252,826)	(326,499)

Cash Flows From Investing Activities:
Purchase of property and equipment	(12,011)	(2,743)
Net proceeds from sale of subsidiary	11,805,220	–
Change in restricted cash	(900,000)	31,277
Net Cash Provided By Investing Activities of Continuing Operations	10,893,209	28,534

Cash Flows From Financing Activities:
Payments on notes payable	–	(66,697)
Proceeds from exercise of warrants	–	677,501
Net payments on line of credit	(1,062,129)	(365,000)
Net Cash (Used In) Provided By Financing Activities of Continuing Operations	(1,062,129)	245,804

Net increase (decrease) in cash and cash equivalents	8,578,254	(52,161)
Cash and cash equivalents at the beginning of the period	791,858	951,249
Cash and cash equivalents at the end of the period	$9,370,112	$899,088

See accompanying notes to the unaudited condensed consolidated financial statements

6

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$11,173	$20,599
Cash paid during the period for income taxes, net of refunds	8,151	9,840

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2016 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Liquidity and Financial Condition

The Company reported a net loss of $2,163,644 from continuing operations for the six months ended June 30, 2017, had cash used in operating activities from continuing operations of $1,770,068 and had an accumulated deficit of $118,659,150. Since inception, the Company’s primary sources of ongoing liquidity for operations have come through private and public offerings of equity securities, and the issuance of various debt instruments, asset-based lending and the sale of assets.

On March 29, 2017, an amendment to the revolving credit facility with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), was executed to amend certain terms of the Loan and Security Agreement (the “Heritage Bank Loan Agreement”) following the sale of certain assets of the Company’s wholly-owned subsidiary, EthoStream. Heritage Bank amended the EBITDA compliance measurement.

The outstanding balance of the revolving credit facility was zero as of June 30, 2017 and the remaining available borrowing capacity was approximately $1,117,000. As of June 30, 2017, the Company was in compliance with all financial covenants.

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

Restricted Cash on Deposit

The restricted cash on deposit of $900,000 as of June 30, 2017, reflects amounts placed into an escrow account to support potential indemnification obligations of $800,000 and net working capital adjustments of $100,000 associated with the sale of the Company’s wholly-owned subsidiary, EthoStream. The escrow amount, net of potential claims, would be fully released after an escrow period not to exceed 12 months after closing.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the six months ended June 30, 2017 and 2016, there were 5,701,800 and 1,940,225 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

Use of Estimates

The preparation of financial statements in conformity with United States of America (U.S.) generally accepted accounting principles (“GAAP”) requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for items and matters such as revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, depreciation and amortization, long-lived assets, taxes and related valuation allowance, income tax provisions, stock-based compensation, and contingencies. The Company believes that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. Actual results may differ from those estimates.

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

JUNE 30, 2017

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

The Company provides call center support services to properties installed by the Company. The Company receives monthly service fees from such properties for its services. The Company recognizes the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts.  The Company reports such revenues as recurring revenues. Deferred revenue includes deferrals for the monthly support service fees. Long-term deferred revenue represents support service fees to be earned or provided beginning after June 30, 2018. Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the period. As of June 30, 2017 and December 31, 2016, there was $90,100 and $193,400 recorded within accounts receivable, respectively, related to revenue recognized that has not yet been billed.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the six months ended June 30, 2017 and the year ended December 31, 2016, the Company experienced returns of approximately 1% to 2% of materials included in the cost of sales. As of June 30, 2017 and December 31, 2016, the Company recorded warranty liabilities in the amount of $70,383 and $95,540, respectively, using this experience factor range.

Product warranties for the six months ended June 30, 2017 and the year ended December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Beginning balance	$95,540	$66,555
Warranty claims incurred	(29,155)	(115,120)
Provision charged to expense	3,998	144,105
Ending balance	$70,383	$95,540

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

JUNE 30, 2017

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

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation — Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about the types of changes to terms or conditions of a share-based payment award that would require an entity to apply modification accounting. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied prospectively to an award modified on or after the adoption date.

NOTE C– ACCOUNTS RECEIVABLE

Components of accounts receivable as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Accounts receivable	$1,531,690	$1,438,345
Allowance for doubtful accounts	(60,173)	(34,573)
Accounts receivable, net	$1,471,517	$1,403,772

NOTE D – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Accrued liabilities and expenses	$381,321	$223,011
Accrued payroll and payroll taxes	293,807	331,908
Accrued sales taxes, penalties, and interest	103,572	274,869
Accrued interest	–	253
Product warranties	70,383	95,540
Total accrued liabilities and expenses	$849,083	$925,581

NOTE E – DEBT

Kross Promissory Note

On August 4, 2016, the Board of Directors authorized the Company to reimburse Peter T. Kross (“Mr. Kross”) $161,075 for expenses incurred related to his successful contested proxy. Effective June 27, 2016, Mr. Kross became a director of the Company and is considered a related party. On August 30, 2016, Mr. Kross accepted an unsecured promissory note (“Kross Note”) for $161,075 from the Company. The outstanding principal balance bears interest at the annual rate of 3.00%. Payment of interest and principal began on September 1, 2016 and continued monthly on the first day of each month thereafter through and including June 1, 2017. The Company was required to pay equal monthly installments of $16,330 which included all remaining principal and accrued interest owed by the Company to Mr. Kross under the Kross Note. The Company could prepay in advance any unpaid principal or interest due under the Kross Note without premium or penalty. The principal balance of the Kross Note as of June 30, 2017 and December 31, 2016 was zero and $97,127, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Revolving Credit Facility

On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 7.25% at June 30, 2017 and 6.75% at December 31, 2016. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of June 30, 2017, the Company was in compliance with all financial covenants. The outstanding balance on the Credit Facility was zero and $1,062,129 at June 30, 2017 and December 31, 2016, respectively. The remaining available borrowing capacity was approximately $1,117,000 and $107,000 at June 30, 2017 and December 31, 2016, respectively.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of June 30, 2017, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $403,760, which includes cumulative accrued unpaid dividends of $143,760, and second, Series A with a preference value of $1,488,821, which includes cumulative accrued unpaid dividends of $563,821. As of December 31, 2016, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $393,435, which includes cumulative accrued unpaid dividends of $133,435, and second, Series A with a preference value of $1,452,114, which includes cumulative accrued unpaid dividends of $527,114.

NOTE G – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. As of June 30, 2017 and December 31, 2016, there were 185 shares of Series A and 52 shares of Series B outstanding.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of June 30, 2017 and December 31, 2016 the Company had 133,231,367 and 132,774,475 common shares issued and outstanding.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of June 30, 2017.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	3,175,000	9.01	$0.14	3,175,000	$0.14
$0.16 - $0.99	2,507,725	3.76	0.18	2,226,800	0.18
	5,682,725	6.69	$0.16	5,401,800	$0.16

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2016	1,825,225	$0.28
Granted	1,300,000	0.17
Exercised	–	–
Cancelled or expired	(292,500)	0.69
Outstanding at December 31, 2016	2,832,725	$0.18
Granted	3,000,000	0.14
Exercised	–	–
Cancelled or expired	(150,000)	0.19
Outstanding at June 30, 2017	5,682,725	$0.16

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

There were 3,000,000 and zero options granted and zero options exercised during the six months ended June 30, 2017 and 2016, respectively. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 was $3,516 and $3,750, respectively, and $318,202 and $7,501, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18	50,000	0.41	$0.18	50,000	$0.18
0.20	250,000	4.27	0.20	250,000	0.20
	300,000	3.63	$0.20	300,000	$0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2016	5,638,410	$0.20
Issued	–	–
Exercised	(5,211,542)	0.13
Cancelled or expired	(126,868)	3.00
Outstanding at December 31, 2016	300,000	0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at June 30, 2017	300,000	$0.20

There were no warrants granted, exercised, cancelled or forfeited during the six months ended June 30, 2017 and no warrants granted, 5,211,542 warrants exercised and 126,868 cancelled or forfeited during the six months ended June 30, 2016, respectively.

NOTE I – RELATED PARTY TRANSACTIONS

On August 4, 2016, the Board of Directors authorized the Company to reimburse Peter T. Kross (“Mr. Kross”) $161,075 for expenses incurred related to his successful contested proxy. Effective June 27, 2016, Mr. Kross became a director of the Company and is considered a related party. On August 30, 2016, Mr. Kross accepted an unsecured promissory note (“Kross Note”) for $161,075 from the Company. The outstanding principal balance bears interest at the annual rate of 3.00%. Payment of interest and principal began on September 1, 2016 and continued monthly on the first day of each month thereafter through and including June 1, 2017. The Company was required to pay equal monthly installments of $16,330 which included all remaining principal and accrued interest owed by the Company to Mr. Kross under the Kross Note. The Company could prepay in advance any unpaid principal or interest due under the Kross Note without premium or penalty. The principal balance of the Kross Note as of June 30, 2017 and December 31, 2016 was zero and $97,127, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

During the six months ended June 30, 2017, the Company issued common stock in the amount of $72,000 to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings.

On July 1, 2016, each newly elected Board of Director member, Mr. Kross, Mr. Blatt and Mr. Byrnes were granted 100,000 stock options pursuant to the Company’s Board of Director compensation plan. These options have an expiration period of ten years, vest quarterly over five years and have an exercise price of $0.19.

Upon execution of their employment agreements during the six months ended June 30, 2017, each of Messrs. Tienor, Sobieski and Koch, were granted 1,000,000 stock options at fair market value and all were scheduled to vest over a three year period. However, pursuant to the terms of the employment agreements, the stock options vested immediately upon the sale of the Company’s subsidiary, EthoStream, in March 2017.

During the six months ended June 30, 2017, Messrs. Tienor, Sobieski and Koch, earned a bonus of $29,250 contingent on the sale and sale price amount of Ethostream.

From time to time the Company may receive advances from certain of its officers in the form of salary deferment or cash advances to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of June 30, 2017 and December 31, 2016, there were no such arrangements.

NOTE J – COMMITMENTS AND CONTINGENCIES

Office Lease Obligations

In October 2013, the Company entered into a lease agreement for 6,362 square feet of commercial office space in Waukesha, Wisconsin for its corporate headquarters. The Waukesha lease would have expired in April 2021, but, instead, was subsequently amended and extended through April 2026. On April 7, 2017 the Company executed an amendment to its’ existing lease in Waukesha, Wisconsin to expand another 3,982 square feet, bringing the total leased space to 10,344 square feet. In addition, the lease term was extended from May 1, 2021 to April 30, 2026. The commencement date for this amendment was July 15, 2017.

In January 2016, the Company entered into a lease agreement for 2,237 square feet of commercial office space in Germantown, Maryland for its Maryland employees. The Germantown lease was set to expire at the end of January 2017. In December 2016, the Company entered into a first amendment to the lease agreement extending the lease through the end of January 2018.

In May 2017, the Company entered into a lease agreement for 5,838 square feet of floor space in Waukesha, Wisconsin for its inventory warehousing operations. The Waukesha lease expires in May 2027.

Commitments for minimum rentals under non-cancelable leases as of June 30, 2017 are as follows:

2017 (remainder of)	$87,647
2018	153,063
2019	154,496
2020	164,903
2021	182,512
2022 and thereafter	764,024
Total	$1,506,645

Rental expenses charged to continuing operations for the three and six months ended June 30, 2017 and 2016 was $80,147 and $42,486 and $114,167 and $85,266, respectively.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure. Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $104,000 and $275,000 accrued as of June 30, 2017 and December 31, 2016, respectively.

During the year ended December 31, 2016, the State of Wisconsin performed a sales and use tax audit covering the period from January 1, 2012 through December 31, 2015. The audit resulted in approximately $120,000 in additional use tax and interest. As of June 30, 2017, the Company paid in full the additional use tax liability and interest associated with the sales and use tax audit.

Prior to 2017, the Company successfully executed and paid in full VDAs in thirty six states totaling approximately $765,000 and is current with the subsequent filing requirements.

The following table sets forth the change in the sales tax accrual as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Balance, beginning of year	$274,869	$229,768
Sales tax collected	173,647	452,016
Provisions (reversals)	(52,000)	151,000
Interest and penalties	–	(3,017)
Payments	(292,944)	(554,898)
Balance, end of period	$103,572	$274,869

NOTE K – BUSINESS CONCENTRATION

For the six months ended June 30, 2017 and 2016, no single customer represented 10% or more of total net revenues. As of June 30, 2017, one customer accounted for approximately 11% of the Company’s net accounts receivable. As of December 31, 2016, two customers accounted for approximately 24% of the Company’s net accounts receivable.

Purchases from one supplier approximated $1,439,000, or 84%, of purchases for the six months ended June 30, 2017 and $1,349,000, or 82%, of purchases for the six months ended June 30, 2016. Total due to this supplier, net of deposits, was approximately $88,694 as of June 30, 2017, and $45,037 as of December 31, 2016.

NOTE L – DISCONTINUED OPERATIONS

In October of 2016, the Company, under the direction and authority of the Board of Directors, committed to a plan to offer for sale EthoStream, the Company’s wholly–owned High-Speed Internet Access (“HSIA”) subsidiary. As a result of this decision to sell EthoStream, the operating results of EthoStream as of and for the year ended December 31, 2016 were reclassified as discontinued operations and as assets and liabilities held for sale in the consolidated financial statements as detailed in the table below. During the six months ended June 30, 2017, the Company, and EthoStream, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DCI-Design Communications LLC (“DCI”), a Delaware limited liability company, whereby DCI acquired all of the assets and certain liabilities of EthoStream for a base purchase price of $12,750,000. The Purchase Agreement includes that proceeds of $900,000 are to be withheld from the $12,750,000 base purchase price and placed into an escrow account to support potential indemnification obligations of up to $800,000 and net working capital adjustments of up to $100,000. The escrow amount, net of potential claims, would be fully released after an escrow period not to exceed 12 months after closing. Another $93,000 is classified in other current assets as a net working capital receivable. The assets included, among other items, certain inventory, contracts and intellectual property.  DCI acquired only the liabilities provided for in the Purchase Agreement.  On March 29, 2017, pursuant to the terms and the conditions of the Purchase Agreement, the Company closed on the sale.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

The following table summarizes the balance sheet information for discontinued operations.

	June 30,	December 31,
	2017	2016

Accounts receivable, net	$–	$456,478
Inventories	–	350,506
Other current assets	–	12,980
Other asset – goodwill	–	5,796,430
Other asset – intangible asset, net	–	533,577
Current assets of discontinued operations	–	7,149,971

Accounts payable	–	465,346
Accrued liabilities and expenses	–	90,187
Deferred revenues	–	37,509
Customer deposits	–	200,466
Deferred lease liability	–	76,096
Current liabilities of discontinued operations	–	869,604

Net assets of discontinued operations	$–	$6,280,367

The following table summarizes the statements of operations information for discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues, net:
Product	$–	$1,036,933	$653,839	$1,753,576
Recurring	–	979,562	925,837	1,946,965
Total Net Revenue	–	2,016,495	1,579,676	3,700,541

Cost of Sales:
Product	(10,225)	707,511	414,604	1,188,718
Recurring	689	207,860	209,868	454,863
Total Cost of Sales	(9,536)	915,371	624,472	1,643,581

Gross Profit	9,536	1,101,124	955,204	2,056,960

Operating Expenses:
Selling, general and administrative	(9,924)	348,052	252,110	580,947
Depreciation and amortization	–	60,420	60,420	121,277
Total Operating Expenses	(9,924)	408,472	312,530	702,224

Income from Discontinued Operations before Provision for Income Taxes	19,460	692,652	642,674	1,354,736

Provision for Income Taxes	605	51,312	52,017	102,624
Income from Discontinued Operations (net of tax)	$18,855	$641,340	$590,657	$1,252,112

The consolidated statements of cash flows do not present the cash flows from discontinued operations for investing activities or financing activities because there were no investing or financing activities associated with the discontinued operations in the three and six months ended June 30, 2017 and 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three and six months ended June 30, 2017, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 3, 2017.

Business

Telkonet, Inc. (the “Company”, “Telkonet”, “we”, “our”), formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart Platform of intelligent automation solutions designed to optimize energy efficiency, comfort and analytics in support of the emerging Internet of Things (“IoT”).

In October of 2016, the Company, under the direction and authority of the Board of Directors, committed to a plan to offer for sale EthoStream LLC (“EthoStream”), its wholly-owned High-Speed Internet Access (“HSIA”) subsidiary. The sale will enable the Company to focus on its higher growth potential EcoSmart Platform line. As a result of this decision to sell EthoStream, the operating results of EthoStream for the three and six months ended June 30, 2017 and 2016 have been reclassified as discontinued operations in the condensed consolidated statement of operations and as assets and liabilities of discontinued operations in the condensed consolidated balance sheet for the year ended December 31, 2016. The transaction closed on March 29, 2017.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  On an ongoing basis, the Company evaluates significant estimates used in preparing its condensed consolidated financial statements including those related to revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, depreciation and amortization, long-lived asset valuations, impairment assessments, taxes and related valuation allowance, income tax provisions, stock-based compensation, and contingencies. The Company bases its estimates on historical experience, underlying run rates and various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements.

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

The Company provides call center support services to properties installed by the Company. The Company receives monthly service fees from such properties for its services. The Company recognizes the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts.  The Company reports such revenues as recurring revenues. Deferred revenue includes deferrals for the monthly support service fees. Long-term deferred revenue represents support service fees to be earned or provided beginning after June 30, 2018. Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the period. As of June 30, 2017 and December 31, 2016, there was $90,100 and $193,400 recorded within accounts receivable, respectively, related to revenue recognized that has not yet been billed.

New Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “New Accounting Pronouncements” in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	June 30, 2017		June 30, 2016		Variance

Product	$2,013,922	95%	$2,165,510	96%	$(151,588)	-7%
Recurring	110,201	5%	87,364	4%	22,837	26%
Total	$2,124,123	100%	$2,252,874	100%	$(128,751)	-6%

	Six Months Ended
	June 30, 2017		June 30, 2016		Variance

Product	$3,824,307	95%	$4,995,550	96%	$(1,171,243)	-23%
Recurring	213,043	5%	197,384	4%	15,569	8%
Total	$4,037,350	100%	$5,192,934	100%	$(1,155,584)	-22%

Product Revenue

Product revenue principally arises from the sale and installation of the EcoSmart energy management platform. The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products switches, outlets and a control platform.

For the three and six months ended June 30, 2017, product revenue decreased by 7% or $0.2 million and 23% or $1.2 million, respectively, when compared to the prior year periods. For the three months ended June 30, 2017, sales of actual product increased by $0.2 million while installation revenue decreased by $0.3 million. The hospitality market comprised $1.5 million of product sales for the three months ended June 30, 2017, a $0.2 million decrease from the prior year period. The education market sales for the three months ended June 30, 2017 decreased $0.1 million to $1.6 million from $1.7 million for the prior year period. The Multiple Dwelling Unit (“MDU”) market increased $0.2 million from $0.0 million at June 30, 2016 to $0.2 million for the current period. The hospitality market sales for the six months ended June 30, 2017 decreased $0.9 million to $2.9 million from $3.8 million for the prior year period. The education market sales for the six months ended June 30, 2017 decreased $0.1 million to $0.7 million from $0.8 million for the prior year period and the MDU market sales for the six months ended June 30, 2017 decreased $0.1 million to $0.3 million from $0.4 million for the prior year period. The Company’s commitment to access distribution channels through resellers and value added distribution partners remained stable. Product revenue derived from channel partners remained at $2.1 million for both the six months ended June 30, 2017 and 2016.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the three and six months ended June 30, 2017, recurring revenue increased by 26% and 8%, respectively, when compared to the prior year period.

Cost of Sales

	Three Months Ended
	June 30, 2017		June 30, 2016		Variance

Product	$1,065,914	53%	$1,117,017	52%	$(51,103)	-5%
Recurring	32,627	30%	24,674	28%	7,953	32%
Total	$1,098,541	52%	$1,141,691	51%	$(43,150)	-4%

	Six Months Ended
	June 30, 2017		June 30, 2016		Variance

Product	$2,073,959	54%	$2,423,264	49%	$(349,305)	-14%
Recurring	62,645	29%	55,706	28%	6,939	12%
Total	$2,136,604	53%	$2,478,970	48%	$(342,366)	-14%

Costs of Product Sales

Costs of product revenue include equipment and installation labor related to EcoSmart technology. For the three and six months ended June 30, 2017, product costs decreased by 5% and 14%, respectively, compared to the prior year periods. For the three month comparison, the materials costs as a percentage of product sales remained constant at 41% for the comparable periods. The cost of materials increased $0.08 million and inventory adjustments increased $0.05 million. The Company’s use of outside contractors for installations decreased resulting in a $0.11 million variance in contractor services costs. The decrease in installation sales resulted in a $0.07 million decrease in salary, wages and travel expense. For the six month comparison, material costs decreased $0.16 million, use of outside contractors for installations decreased resulting in a $0.16 million variance in contractor services costs and a $0.14 million decrease in salary, wages and travel expense. These decreases were offset by a $0.08 million adjustment in inventory costs.

Costs of Recurring Revenue

Recurring costs are comprised of labor and telecommunication services for our customer service department. For the three and six months ended June 30, 2017, recurring costs increased by 32% and 12%, respectively, when compared to the prior year periods. All costs remained consistent for the comparable periods.

Gross Profit

	Three Months Ended
	June 30, 2017		June 30, 2016		Variance

Product	$948,008	47%	$1,048,493	48%	$(100,485)	-10%
Recurring	77,574	70%	62,690	72%	14,884	24%
Total	$1,025,582	48%	$1,111,183	49%	$(85,601)	-8%

	Six Months Ended
	June 30, 2017		June 30, 2016		Variance

Product	$1,750,348	46%	$2,572,286	51%	$(821,938)	-32%
Recurring	150,398	71%	141,678	72%	8,720	6%
Total	$1,900,746	47%	$2,713,964	52%	$(813,218)	-30%

Gross Profit on Product Revenue

Gross profit for the three and six months ended June 30, 2017 decreased by 10% and 32%, respectively, when compared to the prior year periods. The actual gross profit percentage remained consistent at 47% and 48% for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the gross profit percentage decreased 5% from 51% at June 30, 2016 to 46% at June 30, 2017. The majority of the variance was due to inventory valuation adjustments.

Gross Profit on Recurring Revenue

The gross profit associated with recurring revenue increased by 24% and 6%, respectively, for the three and six months ended June 30, 2017 when compared to the prior year periods. For the three months ended June 30, 2017, the actual gross profit percentage decreased 2% compared to the prior year period, from 72% to 70%. For the six months ended June 30, 2017, the actual gross profit percentage decreased 1% compared to the prior year period, from 72% to 71%.

Operating Expenses

	Three Months Ended June 30,
	2017	2016	Variance

Total	$1,892,506	$2,410,519	$(518,013)	-21%

	Six Months Ended June 30,
	2017	2016	Variance

Total	$4,050,564	$4,487,129	$(436,565)	-10%

During the three and six months ended June 30, 2017, operating expenses decreased by 21% and 10%, respectively, when compared to the prior year periods as outlined below.

Research and Development

	Three Months Ended June 30,
	2017	2016	Variance

Total	$444,557	$464,571	$(20,014)	-4%

	Six Months Ended June 30,
	2017	2016	Variance

Total	$823,013	$891,385	$(68,372)	-8%

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. During the three and six months ended June 30, 2017, research and development costs decreased by 4% and 8%, respectively, when compared to the prior year periods. For the three month comparison, the variance is due to an approximate $0.02 million decrease in expenditures for personnel recruiting, a decrease of $0.04 million for development charges related to retooling, $0.03 million increase for new product certification expenses and a $0.01 million increase for computer hardware. For the six month comparison the variance is due to a $0.02 million decrease in expenditures for salary, wages and consulting, a $0.05 million decrease for development and retooling charges, $0.02 million decrease for personnel recruiting, and a $0.02 million increase for new product certification expenses.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2017	2016	Variance

Total	$1,438,069	$1,937,941	$(499,872)	-26%

	Six Months Ended June 30,
	2017	2016	Variance

Total	$3,207,762	$3,579,760	$(371,998)	-10%

During the three and six months ended June 30, 2017, selling, general and administrative expenses decreased over the prior year periods by 26% and 10%, respectively. For the three month comparison, $0.29 million of the variance is attributed the 2016 proxy contest costs for legal, solicitation, stock transfer fees and the Company’s reimbursement of the challengers’ proxy and related costs. Due to the sale of EthoStream, the Company was able to decrease executive, accounting and sales salaries, wages and benefits of $0.28 million. A $0.05 million decrease was a result of the Company’s decision to not retain a marketing consulting firm. Sales and use tax, trade show and directors fees decreased by a combined $0.04 million. These decreases were offset by increases for bad debt of $0.06 million, marketing expense of $0.06 million and rent expense of $0.03 million.

For the six month comparison, $0.29 million of the variance is attributed to the costs associated with the aforementioned proxy contest. Also contributing to the variance were a reduction in salary, benefits and temporary staffing of $0.42 million, $0.03 million for director fees, $0.03 million for insurance expense and $0.02 million for sales and use tax. These reductions in expenses were offset by increases in stock option expense of $0.31 million, bad debt expense of $0.07 million and rent expense of $0.02 million.

Income from Discontinued Operations, Net of Tax

	Three Months Ended June 30,
	2017	2016	Variance

Total	$18,885	$641,340	$(622,455)	-97%
	Six Months Ended June 30,
	2017	2016	Variance

Total	$590,657	$1,252,112	$(661,455)	-53%

Income from discontinued operations decreased $0.62 million or 97% and $0.66 million or 53% for the three and six months ended June 30, 2017 over the prior year periods. On March 29, 2017, pursuant to the terms and the conditions of the Purchase Agreement, the Company closed on the sale. The income from discontinued operations (net of tax) represents the activity of EthoStream from January 1, 2017 through the date of the sale on March 28, 2017. After March 28, 2017, certain liabilities retained by the Company will be adjusted in future periods as these liability balances are paid.

EBITDA from Continuing Operations

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), income (loss) from operations, or any other measure for determining operating performance of liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the three and six months ended June 30, 2017 and 2016, the Company excluded items in the following general category described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous period.

•	Bonus paid to executives upon sale of discontinued operations: The Company does not consider the bonuses of $87,750 associated with the sale of EthoStream to be indicative of current or future operating performance. Therefore, the Company does not consider the inclusion of these costs helpful in assessing its current financial performance compared to the previous year.

RECONCILIATION OF NET LOSS FROM

CONTINUING OPERATIONS TO ADJUSTED EBITDA

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss from continuing operations	$(869,406)	$(1,312,966)	$(2,163,644)	$(1,803,616)
Interest (income) expense, net	(4,428)	13,630	5,925	29,826
Provision for income taxes	6,910	–	7,901	625
Depreciation and amortization	9,880	8,007	19,789	15,984
EBITDA – continuing operations	(857,044)	(1,291,329)	(2,130,029)	(1,757,181)
Adjustments:
Stock-based compensation	3,516	3,750	318,202	7,501
Bonus paid to executives upon sale of discontinued operations	–	–	87,750	–
Adjusted EBITDA	$(853,528)	$(1,287,579)	$(1,724,077)	$(1,749,680)

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private and public offerings of the Company’s equity securities, the issuance of various debt instruments and asset based lending, and the sale of assets.

Working Capital

Working capital (current assets in excess of current liabilities) from continuing operations increased by $10,583,609 during the six months ended June 30, 2017 from a working capital deficit of $26,859 at December 31, 2016 to working capital of $10,556,750 at June 30, 2017.

Kross Promissory Note

On August 4, 2016, the Board of Directors authorized the Company to reimburse Peter T. Kross (“Mr. Kross”) $161,075 for expenses incurred related to his successful contested proxy. Effective June 27, 2016, Mr. Kross became a director of the Company and is considered a related party. On August 30, 2016, Mr. Kross accepted an unsecured promissory note (“Kross Note”) for $161,075 from the Company. The outstanding principal balance bears interest at the annual rate of 3.00%. Payment of interest and principal began on September 1, 2016 and continued monthly on the first day of each month thereafter through and including June 1, 2017. The Company was required to pay equal monthly installments of $16,330 which included all remaining principal and accrued interest owed by the Company to Mr. Kross under the Kross Note. The Company could prepay in advance any unpaid principal or interest due under the Kross Note without premium or penalty. The principal balance of the Kross Note as of June 30, 2017 and December 31, 2016 was zero and $97,127, respectively.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 7.25% at June 30, 2017 and 6.75% at December 31, 2016. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of June 30, 2017, the Company was in compliance with all financial covenants. The outstanding balance on the Credit Facility was zero and $1,062,129 at June 30, 2017 and December 31, 2016, respectively. The remaining available borrowing capacity was approximately $1,117,000 and $107,000 at June 30, 2017 and December 31, 2016, respectively.

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

Cash Flow Analysis

Cash used in continuing operations was $1,770,068 and $1,920,644 during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, funding performance bonds and managing current liabilities. The working capital changes during the six months ended June 30, 2017 were primarily related to an approximate $140,000 increase in accounts receivable, offset by a $75,000 decrease in inventory, a $160,000 increase in customer deposits, a $76,000 decrease in accrued liabilities and expenses and a $97,000 decrease in accounts payable. The working capital changes during the six months ended June 30, 2016 were primarily related to an approximately $277,000 increase in accounts receivable, a $71,000 increase in inventory, a $529,000 decrease in accounts payable and a $543,000 increase in accrued liabilities and expenses. Accounts receivable fluctuates based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Cash provided by investing activities was $10,893,209 and $28,534 during the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, the cash provided by investing activities reflects the proceeds less adjustments associated with the sale of the assets and certain liabilities assumed of the Company’s wholly-owned subsidiary, EthoStream and a decrease of $12,011 associated with the purchase of computer equipment. During the six months ended June 30, 2016, the Company purchased $2,743 of computer equipment and had $31,277 of restricted cash related to a bonding requirement released.

Cash used in financing activities was $1,062,129 and cash provided by financing activities was $245,804 during the six months ended June 30, 2017 and 2016, respectively. The Heritage Bank Loan Agreement for the Company’s line of credit included the Company and EthoStream as co borrowers. Upon closing the EthoStream sale transaction on March 29, 2017, the entire balance outstanding on the Credit Facility, $1,062,129, was repaid. During the six months ended June 30, 2016, 5,211,542 warrants were exercised for an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share. These warrants were originally granted to shareholders of the April 8, 2011 Series B preferred stock issuance. Total proceeds received were $677,501. Cash used in financing activities to repay indebtedness was $66,697 and cash paid on the line of credit was $365,000 during the six months ended June 30, 2016.

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

Acquisition or Disposition of Property and Equipment

The Company does anticipate significant purchases of property or equipment during the next twelve months. The amended and expanded Waukesha, Wisconsin lease requires furniture, shelving, computer equipment and peripherals to be used in the Company’s day-to-day operations.

Item 4.  Controls and Procedures.

As of June 30, 2017, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Management has identified control deficiencies regarding the lack of segregation of duties due to the limited size of the Company’s accounting department, a failure to implement adequate internal control over financial reporting including in our IT general control environment, and the need for a stronger internal control environment particularly in our financial reporting and close process. We lack sufficient personnel resources and technical accounting and reporting expertise to appropriately address certain accounting and financial reporting matters in accordance with generally accepted accounting principles. We did not have an adequate process or appropriate controls in place to support the accurate reporting of our financial results and disclosures on our Form 10-Q. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

During the six months ended June 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Telkonet, Inc. Registrant

Date: August 14, 2017	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: August 14, 2017	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

