Form 10-Q
period 2017-09-30
TELKONET INC
filed 2017-11-14
CIK 1094084

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 31, 2017 is 133,440,111.

TELKONET, INC.

FORM 10-Q for the Nine Months Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,959,229	$791,858
Restricted cash on deposit	800,000	–
Accounts receivable, net	1,769,221	1,403,772
Inventories	1,082,289	777,202
Prepaid expenses and other current assets	260,269	205,328
Current assets of discontinued operations	–	7,149,971
Total current assets	12,871,008	10,328,131

Property and equipment, net	318,767	143,907

Other assets:
Deposits	17,130	–
Total other assets	17,130	–

Total Assets	$13,206,905	$10,472,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,137,632	$765,617
Accrued liabilities and expenses	1,094,054	925,581
Related party payable	–	97,127
Line of credit	79,953	1,062,129
Deferred revenues - current	444,110	184,793
Deferred lease liability – current	–	3,942
Customer deposits	215,576	165,830
Income taxes payable	85,884	–
Deferred income taxes	–	933,433
Current liabilities of discontinued operations	–	869,604
Total current liabilities	3,057,209	5,008,056

Long-term liabilities:
Deferred revenue - long term	190,896	120,421
Deferred lease liability - long term	40,508	23,761
Total long-term liabilities	231,404	144,182

Commitments and contingencies

Stockholders’ Equity
Series A, par value $.001 per share; 215 shares issued, 185 shares outstanding at September 30, 2017 and December 31, 2016, preference in liquidation of $1,507,481 and $1,452,114 as of September 30, 2017 and December 31, 2016, respectively	1,340,566	1,340,566
Series B, par value $.001 per share; 538 shares issued, 52 shares outstanding at September 30, 2017 and December 31, 2016, preference in liquidation of $409,009 and $393,435 as of September 30, 2017 and December 31, 2016, respectively	362,059	362,059
Common stock, par value $.001 per share; 190,000,000 shares authorized; 133,440,111 and 132,774,475 shares issued and outstanding at September 30, 2017 and December 31, 2016 , respectively	133,440	132,774
Additional paid-in-capital	127,383,314	126,955,435
Accumulated deficit	(119,301,087)	(123,471,034)
Total stockholders’ equity	9,918,292	5,319,800

Total Liabilities and Stockholders’ Equity	$13,206,905	$10,472,038

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues, net:
Product	$1,904,571	$1,360,887	$5,728,878	$6,356,437
Recurring	131,665	143,028	344,708	340,412
Total Net Revenue	2,036,236	1,503,915	6,073,586	6,696,849

Cost of Sales:
Product	1,160,019	770,830	3,233,978	3,194,094
Recurring	55,702	36,618	118,347	92,324
Total Cost of Sales	1,215,721	807,448	3,352,325	3,286,418

Gross Profit	820,515	696,467	2,721,261	3,410,431

Operating Expenses:
Research and development	500,656	429,622	1,323,669	1,321,007
Selling, general and administrative	1,188,905	1,432,489	4,396,667	5,012,249
Depreciation and amortization	14,616	8,382	34,405	24,366
Total Operating Expenses	1,704,177	1,870,493	5,754,741	6,357,622

Operating Loss	(883,662)	(1,174,026)	(3,033,480)	(2,947,191)

Other Income (Expenses):
Interest income (expense), net	8,722	(15,482)	2,797	(45,308)
Total Other Income (Expense)	8,722	(15,482)	2,797	(45,308)

Loss from Continuing Operations before Provision (Benefit) for Income Taxes	(874,940)	(1,189,508)	(3,030,683)	(2,992,499)

Provision (Benefit) for Income Taxes	(3,600)	2,575	4,301	3,200
Net loss from continuing operations	(871,340)	(1,192,083)	(3,034,984)	(2,995,699)
Discontinued Operations:
Gain from sale of discontinued operations (net of tax)	218,000	–	6,602,871	–
Income from discontinued operations (net of tax)	11,403	798,887	602,060	2,050,998
Net income (loss) attributable to common stockholders	$(641,937)	$(393,196)	$4,169,947	$(944,701)

Net income (loss) per common share:
Basic - continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Basic - discontinued operations	$0.00	$0.01	$0.05	$0.02
Basic – net income (loss) attributable to common stockholders	$(0.01)	$(0.00)	$0.03	$(0.00)

Diluted - continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted - discontinued operations	$0.00	$0.01	$0.05	$0.02
Diluted – net income (loss) attributable to common stockholders	$(0.01)	$(0.00)	$0.03	$(0.00)

Weighted Average Common Shares Outstanding – basic	133,231,367	132,314,049	133,007,830	130,399,390
Weighted Average Common Shares Outstanding –diluted	133,231,367	132,314,049	133,405,096	130,399,390

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS FROM JANUARY 1, 2017 THROUGH SEPTEMBER 30, 2017

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2017	185	$1,340,566	52	$362,059	132,774,475	$132,774	$126,955,435	$(123,471,034)	$5,319,800

Shares issued to directors	–	–	–	–	665,636	666	107,334	–	108,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	320,545	–	320,545

Net income	–	–	–	–	–	–	–	4,169,947	4,169,947

Balance at September 30, 2017	185	$1,340,566	52	$362,059	133,440,111	$133,440	$127,383,314	$(119,301,087)	$9,918,292

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$4,169,947	$(944,701)
Less: Net income from discontinued operations	(602,060)	(2,050,998)
Gain on sale of discontinued operations	(6,602,871)	–
Net loss from continuing operations	(3,034,984)	(2,995,699)

Adjustments to reconcile net loss from continuing operations to cash used in operating activities of continuing operations:
Stock-based compensation expense	320,545	10,204
Stock issued to directors as compensation	108,000	36,000
Amortization of deferred financing costs	–	14,210
Depreciation	34,405	24,366
Provision for doubtful accounts, net of recoveries	15,013	7,047
Related party payable	–	161,075

Changes in operating assets and liabilities:
Accounts receivable	(380,462)	468,589
Inventories	(305,087)	(410,202)
Prepaid expenses and other current assets	(54,941)	60,271
Deposits and other long term assets	(17,130)	23,871
Accounts payable	305,322	(535,016)
Accrued liabilities and expenses	168,473	299,919
Deferred revenue	329,792	56,825
Related party payable	(97,127)	(15,928)
Customer deposits	49,746	27,985
Income taxes payable	85,884	–
Deferred lease liability	12,805	(1,818)
Net Cash Used In Operating Activities of Continuing Operations	(2,459,746)	(2,768,301)
Net Cash Provided By Operating Activities of Discontinued Operations	517,242	2,023,820
Net Cash Used In Operating Activities	(1,942,504)	(744,481)

Cash Flows From Investing Activities:
Purchase of property and equipment	(142,572)	(33,629)
Net proceeds from sale of subsidiary	12,034,623	–
Change in restricted cash	(800,000)	31,277
Net Cash Provided By (Used In) Investing Activities of Continuing Operations	11,092,051	(2,352)

Cash Flows From Financing Activities:
Payments on notes payable	–	(79,864)
Proceeds from exercise of warrants	–	677,501
Proceeds from line of credit	3,572,500	4,327,068
Payments on line of credit	(4,554,676)	(4,217,068)
Net Cash (Used In) Provided By Financing Activities of Continuing Operations	(982,176)	707,637

Net increase (decrease) in cash and cash equivalents	8,167,371	(39,196)
Cash and cash equivalents at the beginning of the period	791,858	951,249
Cash and cash equivalents at the end of the period	$8,959,229	$912,053

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$11,485	$30,980
Cash paid during the period for income taxes, net of refunds	58,551	–

Schedule of Non-Cash Investing Activities:
Unpaid purchases of property and equipment included in accounts payable	$66,693	–

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2016 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

On March 28, 2017, the Company, and the Company’s wholly-owned subsidiary, EthoStream LLC, a Wisconsin limited liability company (“EthoStream”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DCI-Design Communications LLC (“DCI”), a Delaware limited liability company, whereby DCI would acquire all of the assets and certain liabilities of EthoStream for a base purchase price of $12,750,000. The Purchase Agreement provided that proceeds of $900,000 were to be withheld from the $12,750,000 base purchase price and placed into an escrow account to support potential indemnification obligations of up to $800,000 and net working capital adjustments of up to $100,000. Another $93,000 is classified in other current assets as a net working capital receivable. The escrow amount, net of potential claims, will be fully released after an escrow period not to exceed 12 months after closing. The assets included, among other items, certain inventory, contracts and intellectual property. DCI acquired only the liabilities provided for in the Purchase Agreement. On March 29, 2017, pursuant to the terms and the conditions of the Purchase Agreement, the Company closed on the sale. The income from discontinued operations (net of tax) represents the activity of EthoStream from January 1, 2017 through the date of the sale on March 28, 2017. The gain from sale of discontinued operations (net of tax) represents the gain recognized from the EthoStream selling price that was in excess of the assets sold to DCI and liabilities assumed by DCI on March 28, 2017. On September 27, 2017, the Company reached a final settlement with DCI on net working capital as set forth in the Purchase Agreement. On September 29, 2017, the Company received $100,000 from the escrow account for the portion of the escrow account set aside for net working capital adjustments and cash proceeds of $311,000 from DCI in the settlement of net working capital adjustments. The net working capital receivable of $93,000 in other current assets was applied against the cash proceeds of $311,000 received on September 29, 2017 resulting in a gain from sale of discontinued operations of $218,000 recognized during the three months ended September 30, 2017.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

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

Liquidity and Financial Condition

The Company reported a net loss of $3,034,984 from continuing operations for the nine months ended September 30, 2017, had cash used in operating activities from continuing operations of $2,459,746 and had an accumulated deficit of $119,301,087. Since inception, the Company’s primary sources of ongoing liquidity for operations have come through private and public offerings of equity securities, and the issuance of various debt instruments, asset-based lending and the sale of assets.

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

On October 23, 2017, an amendment to the revolving credit facility with Heritage Bank was executed to amend certain terms of the Heritage Bank Loan Agreement. Among the terms of the amendment was that if the Company deviates from its projected EBITDA for the quarters ended September 30, 2017 or December 31, 2017, the Company will be deemed to be in compliance as of the measurement date if the Company’s unrestricted cash maintained at Heritage Bank is in excess of $5,000,000. The amendment also extends the revolving credit facility’s maturity date by one year to September 30, 2019.

The outstanding balance of the revolving credit facility was $79,953 as of September 30, 2017 and the remaining available borrowing capacity was approximately $1,304,000. As of September 30, 2017, the Company was in compliance with all financial covenants.

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

Restricted Cash on Deposit

The restricted cash on deposit of $800,000 as of September 30, 2017 reflects amounts placed into an escrow account to support potential indemnification obligations associated with the sale of the Company’s wholly-owned subsidiary, EthoStream. The escrow amount, net of potential claims, would be fully released after an escrow period not to exceed 12 months from the transaction closing on March 29, 2017. On September 29, 2017, the Company received $100,000 from the escrow account for the portion of the escrow account set aside for net working capital adjustments.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the nine months ended September 30, 2017 and 2016, there were 5,621,800 and 2,240,225 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

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

SEPTEMBER 30, 2017

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

The Company provides call center support services to properties installed by the Company. The Company receives monthly service fees from such properties for its services. The Company recognizes the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts.  The Company reports such revenues as recurring revenues. Deferred revenue includes deferrals for the monthly support service fees. Long-term deferred revenue represents support service fees to be earned or provided beginning after September 30, 2018. Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the period. As of September 30, 2017 and December 31, 2016, there was $68,855 and $193,400 recorded within accounts receivable, respectively, related to revenue recognized that has not yet been billed.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company experienced returns of approximately 1.0% to 2.5% of materials included in the cost of sales. As of September 30, 2017 and December 31, 2016, the Company recorded warranty liabilities in the amount of $77,810 and $95,540, respectively, using this experience factor range.

Product warranties for the nine months ended September 30, 2017 and the year ended December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Beginning balance	$95,540	$66,555
Warranty claims incurred	(48,767)	(115,120)
Provision charged to expense	31,037	144,105
Ending balance	$77,810	$95,540

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

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The guidance for this standard was initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, however in August 2015 the FASB delayed the effective date of the standard for one full year. Companies will adopt the standard using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company expects to adopt ASU 2014-09 as of January 1, 2018 with a cumulative effect adjustment to opening retained earnings, if necessary, under the modified retrospective approach. The Company has developed a project plan for the implementation of the new standard including a review of all revenue streams to identify any differences in the performance obligations, timing, measurement or presentation of revenue recognition. The Company’s implementation of this ASU includes the evaluation of its customer agreements to identify terms or conditions that could be considered a performance obligation such that, if material to the terms of the contract, consideration would be allocated to the performance obligation and could accelerate or defer the timing of recognizing revenue.  The Company also continues to evaluate the presentation of its principal versus agent arrangements. The Company’s evaluation of its revenue streams and the treatment under the new guidance on the timing of revenue recognition and the allocation of revenue to the Company’s goods and services is in process and any effect cannot be determined at this time.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

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

NOTE C– ACCOUNTS RECEIVABLE

Components of accounts receivable as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Accounts receivable	$1,781,394	$1,438,345
Allowance for doubtful accounts	(12,173)	(34,573)
Accounts receivable, net	$1,769,221	$1,403,772

NOTE D – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Accrued liabilities and expenses	$589,288	$223,011
Accrued payroll and payroll taxes	354,293	331,908
Accrued sales taxes, penalties, and interest	72,331	274,869
Accrued interest	332	253
Product warranties	77,810	95,540
Total accrued liabilities and expenses	$1,094,054	$925,581

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

NOTE E – DEBT

Kross Promissory Note

On August 4, 2016, the Board of Directors authorized the Company to reimburse Peter T. Kross (“Mr. Kross”) $161,075 for expenses incurred related to his successful contested proxy. Effective June 27, 2016, Mr. Kross became a director of the Company and is considered a related party. On August 30, 2016, Mr. Kross accepted an unsecured promissory note (“Kross Note”) for $161,075 from the Company. The outstanding principal balance bore interest at the annual rate of 3.00%. Payment of interest and principal began on September 1, 2016 and continued monthly on the first day of each month thereafter through and including June 1, 2017. The Company was required to pay equal monthly installments of $16,330 which included all remaining principal and accrued interest owed by the Company to Mr. Kross under the Kross Note. The Company could prepay in advance any unpaid principal or interest due under the Kross Note without premium or penalty. The principal balance of the Kross Note as of September 30, 2017 and December 31, 2016 was zero and $97,127, respectively.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 7.25% at September 30, 2017 and 6.75% at December 31, 2016. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement and amendments also contain financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, a minimum asset coverage ratio, measured monthly and minimum cash account balances. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. As of September 30, 2017, the Company was in compliance with all financial covenants. The outstanding balance on the Credit Facility was $79,953 and $1,062,129 at September 30, 2017 and December 31, 2016, respectively. The remaining available borrowing capacity was approximately $1,304,000 and $107,000 at September 30, 2017 and December 31, 2016, respectively.

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

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

On August 29, 2017, an amendment to the Credit Facility with Heritage Bank was executed to amend certain terms of the Heritage Bank Loan Agreement allowing for the issuance of corporate credit cards providing credit not to exceed $100,000. The Borrower may request credit advances in an aggregate outstanding amount not to exceed the borrowing limits set forth in the amendment.

On October 23, 2017, an amendment to the revolving credit facility with Heritage Bank was executed to amend certain terms of the Heritage Bank Loan Agreement. Among the terms of the amendment was that if the Company deviates from its projected EBITDA for the quarters ended September 30, 2017 or December 31, 2017, the Company will be deemed to be in compliance as of the measurement date if the Company’s unrestricted cash maintained at Heritage Bank is in excess of $5,000,000. The amendment also extends the revolving credit facility’s maturity date by one year to September 30, 2019.

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

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of September 30, 2017, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $409,009, which includes cumulative accrued unpaid dividends of $149,009, and second, Series A with a preference value of $1,507,481, which includes cumulative accrued unpaid dividends of $582,481. As of December 31, 2016, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $393,435, which includes cumulative accrued unpaid dividends of $133,435, and second, Series A with a preference value of $1,452,114, which includes cumulative accrued unpaid dividends of $527,114.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

NOTE G – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. As of September 30, 2017 and December 31, 2016, there were 185 shares of Series A and 52 shares of Series B outstanding.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2017 and December 31, 2016 the Company had 133,440,111 and 132,774,475 common shares issued and outstanding.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of September 30, 2017.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	3,075,000	6.19	$0.14	3,075,000	$0.14
$0.16 - $0.99	2,476,800	3.44	0.18	2,246,800	0.18
	5,551,800	4.97	$0.16	5,321,800	$0.16

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2016	1,825,225	$0.28
Granted	1,300,000	0.17
Exercised	–	–
Cancelled or expired	(292,500)	0.69
Outstanding at December 31, 2016	2,832,725	$0.18
Granted	3,000,000	0.14
Exercised	–	–
Cancelled or expired	(280,925)	0.17
Outstanding at September 30, 2017	5,551,800	$0.16

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

There were 3,000,000 and zero options granted and zero options exercised during the nine months ended September 30, 2017 and 2016, respectively. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 was $2,343 and $2,703, respectively, and $320,545 and $10,204, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18	50,000	0.16	$0.18	50,000	$0.18
0.20	250,000	4.02	0.20	250,000	0.20
	300,000	3.38	$0.20	300,000	$0.20

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2016	5,638,410	$0.20
Issued	–	–
Exercised	(5,211,542)	0.13
Cancelled or expired	(126,868)	3.00
Outstanding at December 31, 2016	300,000	0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at September 30, 2017	300,000	$0.20

There were no warrants granted, exercised, cancelled or forfeited during the nine months ended September 30, 2017 and no warrants granted, 5,211,542 warrants exercised and 126,868 cancelled or forfeited during the nine months ended September 30, 2016, respectively.

NOTE I – RELATED PARTY TRANSACTIONS

On August 4, 2016, the Board of Directors authorized the Company to reimburse Peter T. Kross (“Mr. Kross”) $161,075 for expenses incurred related to his successful contested proxy. Effective June 27, 2016, Mr. Kross became a director of the Company and is considered a related party. On August 30, 2016, Mr. Kross accepted an unsecured promissory note (“Kross Note”) for $161,075 from the Company. The outstanding principal balance bore interest at the annual rate of 3.00%. Payment of interest and principal began on September 1, 2016 and continued monthly on the first day of each month thereafter through and including June 1, 2017. The Company was required to pay equal monthly installments of $16,330 which included all remaining principal and accrued interest owed by the Company to Mr. Kross under the Kross Note. The Company could prepay in advance any unpaid principal or interest due under the Kross Note without premium or penalty. The principal balance of the Kross Note as of September 30, 2017 and December 31, 2016 was zero and $97,127, respectively.

During the nine months ended September 30, 2017, the Company issued common stock in the amount of $108,000 to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings.

On July 1, 2016, each newly elected Board of Director member, Mr. Kross, Mr. Blatt and Mr. Byrnes were granted 100,000 stock options pursuant to the Company’s Board of Director compensation plan. These options have an expiration period of ten years, vest quarterly over five years and have an exercise price of $0.19.

Upon execution of their employment agreements during the nine months ended September 30, 2017, each of Messrs. Tienor, Sobieski and Koch, were granted 1,000,000 stock options at fair market value and all were scheduled to vest over a three year period. However, pursuant to the terms of the employment agreements, the stock options vested immediately upon the sale of the Company’s subsidiary, EthoStream, in March 2017.

During the nine months ended September 30, 2017, Messrs. Tienor, Sobieski and Koch, earned a bonus of $29,250 contingent on the sale and sale price amount of Ethostream.

From time to time the Company may receive advances from certain of its officers in the form of salary deferment or cash advances to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. As of September 30, 2017 and December 31, 2016, there were no such arrangements.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

NOTE J – COMMITMENTS AND CONTINGENCIES

Office Lease Obligations

In October 2013, the Company entered into a lease agreement for 6,362 square feet of commercial office space in Waukesha, Wisconsin for its corporate headquarters. The Waukesha lease would have expired in April 2021, but was subsequently amended and extended through April 2026. On April 7, 2017 the Company executed an amendment to its’ existing lease in Waukesha, Wisconsin to expand another 3,982 square feet, bringing the total leased space to 10,344 square feet. In addition, the lease term was extended from May 1, 2021 to April 30, 2026. The commencement date for this amendment was July 15, 2017.

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

Commitments for minimum rentals under non-cancelable leases as of September 30, 2017 are as follows:

2017 (remainder of)	$43,738
2018	153,063
2019	154,496
2020	164,903
2021	182,512
2022 and thereafter	764,024
Total	$1,462,736

Rental expenses charged to continuing operations for the three and nine months ended September 30, 2017 and 2016 was $86,649 and $42,271 and $200,816 and $127,537, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure. Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $72,000 and $275,000 accrued as of September 30, 2017 and December 31, 2016, respectively.

During the year ended December 31, 2016, the State of Wisconsin performed a sales and use tax audit covering the period from January 1, 2012 through December 31, 2015. The audit resulted in approximately $120,000 in additional use tax and interest. As of September 30, 2017, the Company paid in full the additional use tax liability and interest associated with the sales and use tax audit.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Prior to 2017, the Company successfully executed and paid in full VDAs in thirty six states totaling approximately $765,000 and is current with the subsequent filing requirements.

The following table sets forth the change in the sales tax accrual as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Balance, beginning of year	$274,869	$229,768
Sales tax collected	235,091	452,016
Provisions (reversals)	(52,000)	151,000
Interest and penalties	-	(3,017)
Payments	(385,629)	(554,898)
Balance, end of period	$72,331	$274,869

NOTE K – BUSINESS CONCENTRATION

For the nine months ended September 30, 2017 and 2016, no single customer represented 10% or more of total net revenues. As of September 30, 2017, one customer accounted for approximately 10% of the Company’s net accounts receivable. As of December 31, 2016, two customers accounted for approximately 24% of the Company’s net accounts receivable.

Purchases from one supplier approximated $2,122,000, or 86%, of purchases for the nine months ended September 30, 2017 and $1,907,000, or 77%, of purchases for the nine months ended September 30, 2016. Total due to this supplier, net of deposits, was approximately $525,858 as of September 30, 2017, and $45,037 as of December 31, 2016.

NOTE L – DISCONTINUED OPERATIONS

In October of 2016, the Company, under the direction and authority of the Board of Directors, committed to a plan to offer for sale EthoStream, the Company’s wholly–owned High-Speed Internet Access (“HSIA”) subsidiary. As a result of this decision to sell EthoStream, the operating results of EthoStream as of and for the year ended December 31, 2016 were reclassified as discontinued operations and as assets and liabilities held for sale in the consolidated financial statements as detailed in the table below. During the nine months ended September 30, 2017, the Company, and EthoStream, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DCI-Design Communications LLC (“DCI”), a Delaware limited liability company, whereby DCI acquired all of the assets and certain liabilities of EthoStream for a base purchase price of $12,750,000. The Purchase Agreement includes that proceeds of $900,000 are to be withheld from the $12,750,000 base purchase price and placed into an escrow account to support potential indemnification obligations of up to $800,000 and net working capital adjustments of up to $100,000. The escrow amount, net of potential claims, would be fully released after an escrow period not to exceed 12 months after closing. Another $93,000 is classified in other current assets as a net working capital receivable. The assets included, among other items, certain inventory, contracts and intellectual property.  DCI acquired only the liabilities provided for in the Purchase Agreement.  On March 29, 2017, pursuant to the terms and the conditions of the Purchase Agreement, the Company closed on the sale.

On September 27, 2017, the Company reached a final settlement with DCI on net working capital as set forth in the Purchase Agreement. On September 29, 2017, the Company received $100,000 from the escrow account for the portion of the escrow account set aside for net working capital adjustments and cash proceeds of $311,000 from DCI in the settlement of net working capital adjustments. The net working capital receivable of $93,000 in other current assets was applied against the cash proceeds of $311,000 received on September 29, 2017 resulting in a gain from sale of discontinued operations of $218,000 recognized during the three months ended September 30, 2017.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

The following table summarizes the balance sheet information for discontinued operations.

	September 30,	December 31,
	2017	2016

Accounts receivable, net	$–	$456,478
Inventories	–	350,506
Other current assets	–	12,980
Other asset – goodwill	–	5,796,430
Other asset – intangible asset, net	–	533,577
Current assets of discontinued operations	–	7,149,971

Accounts payable	–	465,346
Accrued liabilities and expenses	–	90,187
Deferred revenues	–	37,509
Customer deposits	–	200,466
Deferred lease liability	–	76,096
Current liabilities of discontinued operations	–	869,604

Net assets of discontinued operations	$–	$6,280,367

The following table summarizes the statements of operations information for discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues, net:
Product	$–	$995,425	$653,839	$2,749,001
Recurring	–	1,038,585	925,837	2,985,550
Total Net Revenue	–	2,034,010	1,579,676	5,734,551

Cost of Sales:
Product	(11,600)	565,276	403,004	1,753,994
Recurring	–	242,678	209,868	697,541
Total Cost of Sales	(11,600)	807,954	612,872	2,451,535

Gross Profit	11,600	1,226,056	966,804	3,283,016

Operating Expenses:
Selling, general and administrative	197	315,437	252,307	896,385
Depreciation and amortization	–	60,420	60,420	181,697
Total Operating Expenses	197	375,857	312,727	1,078,082

Income from Discontinued Operations before Provision for Income Taxes	11,403	850,199	654,077	2,204,934

Provision for Income Taxes	–	51,312	52,017	153,936
Income from Discontinued Operations (net of tax)	$11,403	$798,887	$602,060	$2,050,998

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

The consolidated statements of cash flows do not present the cash flows from discontinued operations for investing activities or financing activities because there were no investing or financing activities associated with the discontinued operations in three and nine months ended September 30, 2017 and 2016.

NOTE M - SUBSEQUENT EVENT

On October 24, 2017, the Company announced a share repurchase program authorized by its Board of Directors. The share repurchase program does not obligate the Company to acquire any specific number of shares, but authorizes the Company to repurchase up to ten million shares of the Company’s common stock. Under the program, shares may be repurchased in privately negotiated and/or open market transactions. The program does not have a specific expiration date and may be suspended or discontinued at any time. As of the date of this filing, no shares have been repurchased under the program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three and nine months ended September 30, 2017, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 3, 2017.

Business

Telkonet, Inc. (the “Company”, “Telkonet”, “we”, “our”), formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart Platform of intelligent automation solutions designed to optimize energy efficiency, comfort and analytics in support of the emerging Internet of Things (“IoT”).

In October of 2016, the Company, under the direction and authority of the Board of Directors, committed to a plan to offer for sale EthoStream LLC (“EthoStream”), its wholly-owned High-Speed Internet Access (“HSIA”) subsidiary. The sale will enable the Company to focus on its higher growth potential EcoSmart Platform line. As a result of this decision to sell EthoStream, the operating results of EthoStream for the three and nine months ended September 30, 2017 and 2016 have been reclassified as discontinued operations in the condensed consolidated statement of operations and as assets and liabilities of discontinued operations in the condensed consolidated balance sheet for the year ended December 31, 2016. The transaction closed on March 29, 2017.

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

The Company provides call center support services to properties installed by the Company. The Company receives monthly service fees from such properties for its services. The Company recognizes the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts.  The Company reports such revenues as recurring revenues. Deferred revenue includes deferrals for the monthly support service fees. Long-term deferred revenue represents support service fees to be earned or provided beginning after September 30, 2018. Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the period. As of September 30, 2017 and December 31, 2016, there was $68,855 and $193,400 recorded within accounts receivable, respectively, related to revenue recognized that has not yet been billed.

New Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “New Accounting Pronouncements” in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	September 30, 2017		September 30, 2016		Variance

Product	$1,904,571	94%	$1,360,887	90%	$543,684	40%
Recurring	131,665	6%	143,028	10%	(11,363)	-8%
Total	$2,036,326	100%	$1,503,915	100%	$532,321	35%

	Nine Months Ended
	September 30, 2017		September 30, 2016		Variance

Product	$5,728,878	94%	$6,356,437	95%	$(627,559)	-10%
Recurring	344,708	6%	340,412	5%	4,296	1%
Total	$6,073,586	100%	$6,696,849	100%	$(623,263)	-9%

Product Revenue

Product revenue principally arises from the sale and installation of the EcoSmart energy management platform. The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products switches, outlets and a control platform.

For the three months ended September 30, 2017, product revenue increased by 40% or $0.5 million and for the nine months ended September 30, 2017, product revenue decreased 10% or $0.6 million. For the three months ended September 30, 2017, the hospitality market comprised $1.3 million of product sales for the three months ended September 30, 2017, a $0.1 million decrease from the prior year period. The education market sales for the three months ended September 30, 2017 increased $0.3 million to $0.4 million from $0.1 million for the prior year period. The Multiple Dwelling Unit (“MDU”) market increased $0.2 million from $0.0 million during the three months ended September 30, 2016. The hospitality market sales for the nine months ended September 30, 2017 decreased $0.7 million to $4.2 million from $4.9 million for the prior year period. The education market sales for the nine months ended September 30, 2017 increased $0.1 million to $1.0 million from $0.9 million for the prior year period and the Commercial and MDU market sales for the nine months ended September 30, 2017 remained at $0.5 million for the nine months ended September 30, 2017 and 2016. The Company’s distribution channels through resellers and value added distribution partners decreased from $3.1 million for the nine months ended September 30, 2016 to $2.8 million at September 30, 2017.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the three and nine months ended September 30, 2017, recurring revenue decreased by 8% and increased by 1%, respectively, when compared to the prior year period.

Cost of Sales

	Three Months Ended
	September 30, 2017		September 30, 2016		Variance

Product	$1,160,019	61%	$770,830	57%	$389,189	50%
Recurring	55,702	42%	36,618	26%	19,084	52%
Total	$1,215,721	60%	$807,448	54%	$408,273	51%

	Nine Months Ended
	September 30, 2017		September 30, 2016		Variance

Product	$3,233,978	56%	$3,194,094	50%	$39,884	1%
Recurring	118,347	34%	92,324	27%	26,023	28%
Total	$3,352,325	55%	$3,286,418	49%	$65,907	2%

Costs of Product Revenue

Costs of product revenue include equipment and installation labor related to EcoSmart technology. For the three and nine months ended September 30, 2017, product costs increased by 50% and 1%, respectively, compared to the prior year periods. For the three month comparison, the materials costs as a percentage of product sales increased 2% to 45% for the three month ended September 30, 2017 from 43% for the three months ended September 30, 2016. The cost of materials increased $0.15 million, freight and warranty expense increased $0.04 million and inventory adjustments increased $0.08 million. For the three months ended September 30, 2017, the Company’s increased use of outside contractors for installations resulted in a $0.19 million variance in contractor services costs, consequently, salary, benefits and travel costs related to installations decreased by $0.07 million.

For the nine month comparison, the use of outside contractors for installations resulted in a $0.20 million decrease in salary, wages and travel expense. These decreases were offset by a $0.16 million adjustment in inventory costs, a $0.03 million increase in freight costs, a $0.03 million increase in outside services and a $0.02 million increase in parts and supplies and warranty expense.

Costs of Recurring Revenue

Recurring costs are comprised of labor and telecommunication services for our customer service department. For the three and nine months ended September 30, 2017, recurring costs increased by 52% and 28%, respectively, when compared to the prior year periods. The three and nine month variances are the result of a $0.02 million and a $0.03 million increase in salary and benefit costs for the period ended September 30, 2017. The Company added a support services supervisor.

Gross Profit

	Three Months Ended
	September 30, 2017		September 30, 2016		Variance

Product	$744,552	39%	$590,057	43%	$154,495	26%
Recurring	75,963	58%	106,410	74%	(30,447)	-29%
Total	$820,515	40%	$696,467	46%	$124,048	18%

	Nine Months Ended
	September 30, 2017		September 30, 2016		Variance

Product	$2,494,900	44%	$3,162,343	50%	$(667,443)	-21%
Recurring	226,361	66%	248,088	73%	(21,727)	-9%
Total	$2,721,261	45%	$3,410,431	51%	$(689,170)	-20%

Gross Profit on Product Revenue

Gross profit for the three and nine months ended September 30, 2017 increased by 26% and decreased by 21%, respectively, when compared to the prior year periods. For the three months ended September 30, 2017, the actual gross profit percentage declined to 39% from 43%. The majority of the variance was due to an approximate increase of 20% for outside services. For the nine months ended September 30, 2017, the actual gross profit percentage declined to 44% from 50%. Material costs as a percentage of sales increased 3% for the nine months ended September 30, 2017 when compared to the prior year period. The inventory valuation adjustment variance of $0.16 million during the nine months ended September 30, 2017 when compared to the prior year period also contributed to gross profit decline.

Gross Profit on Recurring Revenue

The gross profit associated with recurring revenue decreased by 29% and 9%, respectively, for the three and nine months ended September 30, 2017 when compared to the prior year periods. For the three months ended September 30, 2017, the actual gross profit percentage decreased 16% compared to the prior year period, from 74% to 58%. The primary reason was a manager was added to the Company’s support department, increasing wages and benefits. For the nine months ended September 30, 2017, the actual gross profit percentage decreased 7% compared to the prior year period, from 73% to 66%.

Operating Expenses

	Three Months Ended September 30,
	2017	2016	Variance

Total	$1,704,177	$1,870,493	$(166,316)	-9%

	Nine Months Ended September 30,
	2017	2016	Variance

Total	$5,754,741	$6,357,622	$(602,881)	-9%

During the three and nine months ended September 30, 2017, operating expenses decreased by 9% when compared to the prior year periods as outlined below.

Research and Development

	Three Months Ended September 30
	2017	2016	Variance

Total	$500,656	$429,622	$71,034	17%

	Nine Months Ended September 30,
	2017	2016	Variance

Total	$1,323,669	$1,321,007	$2,662	0%

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. During the three and nine months ended September 30, 2017, research and development costs increased by 17% and 0%, respectively, when compared to the prior year periods. For the three month comparison, the variance is due to an approximate $0.04 million increase in expenditures for consulting, a $0.01 increase in personnel recruiting and an increase of $0.02 million for salary and benefits. For the nine month comparison, overall expense remained unchanged however there were changes within the research and development category. For the nine months ended September 30, 2017, a $0.06 million decrease was the result of retooling charges related to new product development for the prior year period. This was offset by a $0.04 million increase in consulting and a $0.02 million increase for new product certification expenses for the nine months ended September 30, 2017.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2017	2016	Variance

Total	$1,188,905	$1,432,489	$(243,584)	-17%

	Nine Months Ended September 30,
	2017	2016	Variance

Total	$4,396,667	$5,012,249	$(615,582)	-12%

During the three and nine months ended September 30, 2017, selling, general and administrative expenses decreased over the prior year periods by 17% and 12%, respectively. For the three month comparison, due to the sale of EthoStream, the Company was able to decrease executive, accounting and sales salaries, wages and benefits by $0.20 million. A $0.07 million decrease was a result of a refund received from a utility. The Company had a $0.09 million decrease in sales and use tax, the result of a $0.10 million State of Wisconsin audit assessment during 2016 as well as a $0.06 million decrease in bad debt expense, the result of a collection previously reserved. These decreases were offset by increases for legal expense of $0.03 million, hardware/software expenses of $0.06 million, marketing and trade show expense of $0.05 million, rent expense of $0.04 million and commissions of $0.02 million.

For the nine month comparison, $0.29 million of the variance is attributed to the costs associated with the contested 2016 proxy contest as discussed in detail in the June 30, 2017 Form 10-Q as well as an additional $0.10 million in public company fees in 2016. Due to the sale of EthoStream, the Company was able to decrease temporary staffing, executive, accounting and sales salaries, wages and benefits of $0.61 million, $0.11 million for sales and use tax, related to the State of Wisconsin audit discussed above, a utility refund of $0.07 million, $0.03 million for director fees, $0.04 million for insurance expense. These reductions in expense were offset by an increase in stock option expense of $0.31 million, marketing and trade show expenses of $0.14 million, rent expense of $0.07 million, commissions of $0.02 million and hardware/software costs of $0.05 million.

Income from Discontinued Operations, Net of Tax

	Three Months Ended September 30,
	2017	2016	Variance

Total	$11,403	$798,887	$(787,484)	-99%
	Nine Months Ended September 30,
	2017	2016	Variance

Total	$602,060	$2,050,998	$(1,448,938)	-71%

Income from discontinued operations decreased $0.79 million or 99% and $1.45 million or 71% for the three and nine months ended September 30, 2017 over the prior year periods. On March 29, 2017, pursuant to the terms and the conditions of the Purchase Agreement, the Company closed on the sale of EthoStream. The income from discontinued operations (net of tax) represents the activity of EthoStream from January 1, 2017 through the date of the sale on March 28, 2017. After March 28, 2017, certain liabilities retained by the Company will be adjusted in future periods as these liability balances are paid.

EBITDA from Continuing Operations

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), income (loss) from operations, or any other measure for determining operating performance of liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the three and nine months ended September 30, 2017 and 2016, the Company excluded items in the following general category described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous period.

•	Bonuses paid to executives upon sale of discontinued operations: The Company does not consider the bonuses of $87,750 associated with the sale of EthoStream to be indicative of current or future operating performance. Therefore, the Company does not consider the inclusion of these costs helpful in assessing its current financial performance compared to the previous year.

RECONCILIATION OF NET LOSS FROM

CONTINUING OPERATIONS TO ADJUSTED EBITDA

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss from continuing operations	$(871,340)	$(1,192,083)	$(3,034,984)	$(2,995,699)
Interest (income) expense, net	(8,722)	15,482	(2,797)	45,308
Provision (benefit) for income taxes	(3,600)	2,575	4,301	3,200
Depreciation and amortization	14,616	8,382	34,405	24,366
EBITDA – continuing operations	(869,046)	(1,165,644)	(2,999,075)	(2,922,825)
Adjustments:
Stock-based compensation	2,343	2,703	320,545	10,204
Bonuses paid to executives upon sale of discontinued operations	–	–	87,750	–
Adjusted EBITDA	$(866,703)	$(1,162,941)	$(2,590,780)	$(2,912,621)

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private and public offerings of the Company’s equity securities, the issuance of various debt instruments and asset based lending, and the sale of assets.

Working Capital

Working capital (current assets in excess of current liabilities) from continuing operations increased by $9,840,658 during the nine months ended September 30, 2017 from working capital deficit of $26,859 at December 31, 2016 to working capital of $9,813,799 at September 30, 2017.

Kross Promissory Note

On August 4, 2016, the Board of Directors authorized the Company to reimburse Peter T. Kross (“Mr. Kross”) $161,075 for expenses incurred related to his successful contested proxy. Effective June 27, 2016, Mr. Kross became a director of the Company and is considered a related party. On August 30, 2016, Mr. Kross accepted an unsecured promissory note (“Kross Note”) for $161,075 from the Company. The outstanding principal balance bore interest at the annual rate of 3.00%. Payment of interest and principal began on September 1, 2016 and continued monthly on the first day of each month thereafter through and including June 1, 2017. The Company was required to pay equal monthly installments of $16,330 which included all remaining principal and accrued interest owed by the Company to Mr. Kross under the Kross Note. The Company could prepay in advance any unpaid principal or interest due under the Kross Note without premium or penalty. The principal balance of the Kross Note as of September 30, 2017 and December 31, 2016 was zero and $97,127, respectively.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 7.25% at September 30, 2017 and 6.75% at December 31, 2016. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants that require the Borrowers to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. The outstanding balance of the revolving credit facility was $79,953 as of September 30, 2017 and the remaining available borrowing capacity was approximately $1,304,000. As of September 30, 2017, the Company was in compliance with all financial covenants.

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

On August 29, 2017, an amendment to the Credit Facility with Heritage Bank was executed to amend certain terms of the Heritage Bank Loan Agreement allowing for the issuance of corporate credit cards providing credit not to exceed $100,000. The Borrower may request credit advances in an aggregate outstanding amount not to exceed the borrowing limits set forth in the amendment.

On October 23, 2017, an amendment to the revolving credit facility with Heritage Bank was executed to amend certain terms of the Heritage Bank Loan Agreement. Among the terms of the amendment was that if the Company deviates from its projected EBITDA for the quarters ended September 30, 2017 or December 31, 2017, the Company will be deemed to be in compliance as of the measurement date if the Company’s unrestricted cash maintained at Heritage Bank is in excess of $5,000,000. The amendment also extends the revolving credit facility’s maturity date by one year to September 30, 2019.

Cash Flow Analysis

Cash used in continuing operations was $2,459,746 and $2,768,301 during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, our primary capital needs included costs incurred to increase energy management sales, inventory procurement and managing current liabilities. The working capital changes during the nine months ended September 30, 2017 were primarily related to an approximate $380,500 increase in accounts receivable, a $305,000 increase in inventory, a $305,000 increase in accounts payable, a $330,000 increase in deferred revenue and a $168,000 increase in accrued liabilities and expenses. The working capital changes during the nine months ended September 30, 2016 were primarily related to an approximately $469,000 decrease in accounts receivable, a $410,000 increase in inventory, a $535,000 decrease in accounts payable and a $300,000 increase in accrued liabilities and expenses. Accounts receivable fluctuates based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Cash provided by investing activities was $11,092,051 during the nine months ended September 30, 2017 and cash used in investing activities was $2,352 during the nine months ended September 30, 2016, respectively. During the nine months ended September 30, 2017, the cash provided by investing activities reflects the proceeds less adjustments associated with the sale of the assets and certain liabilities assumed of the Company’s wholly-owned subsidiary, EthoStream and a decrease of $142,572 associated with the purchase of computer equipment and furniture, fixtures and equipment. Due to the sale of EthoStream, the Company extended the Waukesha lease, as discussed in Note J, and refurbished the corporate office to accommodate employee’s previously working at the Milwaukee operations office. During the nine months ended September 30, 2016, the Company purchased $33,629 of computer equipment and had $31,277 of restricted cash related to a bonding requirement released.

Cash used in financing activities was $982,176 and cash provided by financing activities was $707,637 during the nine months ended September 30, 2017 and 2016, respectively. The Heritage Bank Loan Agreement for the Company’s line of credit included the Company and EthoStream as co borrowers. Upon closing the EthoStream sale transaction on March 29, 2017, the entire balance outstanding on the Credit Facility, $1,062,129, was repaid and a net balance of $79,953 was subsequently borrowed during the three months ended September 30, 2017. During the nine months ended September 30, 2016, 5,211,542 warrants were exercised for an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share. These warrants were originally granted to shareholders of the April 8, 2011 Series B preferred stock issuance. Total proceeds received were $677,501. Cash used in financing activities to repay indebtedness was $79,864 and net cash paid on the line of credit was $110,000 during the nine months ended September 30, 2016.

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

Item 4.  Controls and Procedures.

As of September 30, 2017, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Management has identified control deficiencies regarding the lack of segregation of duties due to the limited size of the Company’s accounting department, a failure to implement adequate internal control over financial reporting including in our IT general control environment, and the need for a stronger internal control environment particularly in our financial reporting and close process. We lack sufficient personnel resources and technical accounting and reporting expertise to appropriately address certain accounting and financial reporting matters in accordance with generally accepted accounting principles. We did not have an adequate process or appropriate controls in place to support the accurate reporting of our financial results and disclosures on our Form 10-Q. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

During the nine months ended September 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Telkonet, Inc. Registrant

Date: November 14, 2017	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: November 14, 2017	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

