Form 10-K
period 2017-12-31
TELKONET INC
filed 2018-04-02
CIK 1094084

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

Aggregate market value of the voting stock held by non-affiliates (based upon the closing sale price of $0.18 per share on the Over the Counter Bulletin Board) of the registrant as of June 30, 2017: $23,010,819.

Number of outstanding shares of the registrant’s par value $0.001 common stock as of March 22, 2018: 133,695,111.

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2017. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 31, 2018.

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

GENERAL

Business

Telkonet, Inc. (the “Company”, “Telkonet”), formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart smart energy management platform, designed to reduce heating, ventilation and air conditioning (“HVAC”) runtimes, reduce energy consumption, and engage users. The platform is deployed primarily in the hospitality, student housing, military barracks, senior living and public housing markets, and is specified by engineers, HVAC professionals, building owners, and building operators.

In October of 2016, the Company, under the direction and authority of the Board of Directors, committed to a plan to offer for sale Ethostream LLC, High-Speed Internet Access (“HSIA”) subsidiary. While EthoStream is one of the largest public HSIA providers in the world, providing services to more than 12.0 million users monthly across a network of approximately 1,800 locations, the Company will focus on its higher growth potential EcoSmart Platform line. As a result of this decision to sell Ethostream LLC, the operating results of Ethostream for the year ended December 31, 2017 and 2016 have been reclassified as discontinued operations and as assets and liabilities held for sale, as applicable, in the consolidated financial statements. The sale closed on March 29, 2017.

Unless otherwise noted, all financial information in this Form 10-K will reflect results from the Company’s continuing operations.

ECOSMART

Telkonet’s EcoSmart Platform is comprised of four primary pillars:

•	EcoSmart Product Suite: The suite of intelligent hardware products designed and developed to provide monitoring, management and reporting over individual and grouped energy consumption throughout building environments. Products include thermostats, sensors, switches, and outlets.

•	EcoCentral: The cloud-based dashboard that provides visualization and remote management of Telkonet’s monitoring, reporting and analytics through deployed EcoSmart and integrated products. EcoCentral is the intelligence behind the EcoSmart platform.

•	EcoCare: Telkonet’s professional support and maintenance services including 24/7 monitoring, engineering, analytics, reporting, software and hardware updates, extended warranty, project and relationship management and onsite support. All professional support and maintenance staff reside in Telkonet’s headquarters.

•	EcoSmart Mobile: iOS and Android applications provided by Telkonet to its partners, customers and end users and guests enabling provisioning, management, access and control over EcoSmart deployments and functionality.

The EcoSmart Platform provides comprehensive energy and operational savings, management monitoring, reporting, analytics of a property or individual room by adding intelligence to HVAC runtimes and through integrations with door locks, lighting, window coverings, and more end-user attributes. Telkonet has deployed more than 600,000 intelligent devices worldwide in properties and buildings within the hospitality, military, educational, healthcare and other commercial markets. The EcoSmart Platform is rapidly becoming a leading solution for reducing energy consumption, operational costs and carbon footprints, and eliminating the need for new energy generation in these markets – all while engaging and delighting guests.

Controlling energy consumption can make a significant impact on a building’s bottom line, as HVAC costs represent a substantial portion of a facility’s overall utility bill. Hospitality is a key market for Telkonet. According to the EPA EnergySTAR Portfolio Manager 2015 analysis, the median hotel uses approximately 187 kBtu/ft2 from all energy sources.[1] On average, America’s approximately 47,000 hotels spend $2,196 per available room each year on energy.[2] This represents about 3% - 6% of all operating costs and 60% of carbon emissions. Telkonet approaches the opportunity to reduce consumed energy by adding intelligence to a property’s HVAC and lighting systems.

Energy is often wasted through the lighting, powering, heating and cooling of unoccupied spaces. These spaces with intermittent occupancy constitute Telkonet’s target markets, and our experience, supported by independent research and customer data, suggests these rooms are unoccupied as much as 70% of the time.

EcoSmart Product Suite

•	EcoTouch Thermostat: As one of the newest additions to Telkonet’s suite of hardware, the EcoTouch is an all touch capacitive thermostat interface available in wired and wireless models offering a premium aesthetic. The EcoTouch allows building owners to match the thermostat with the design of their room by changing the color of the outer edge and by selecting between black or white options.

•	EcoInsight Thermostat: A programmable and controllable wired thermostat with over 125 configurable settings used to control the efficiency of HVAC through the use of environment variables and triggers.

•	EcoAir Thermostat: A wireless thermostat mirroring the EcoInsight footprint while enabling the relocation of in room controls without the usual construction expense and downtime.

•	EcoSource Controller: The remote HVAC control device associated with Telkonet’s thermostat interfaces allowing control while removing the need for expensive rewiring and construction. The EcoSource may also be used for third-party integrations, monitoring and control scenarios.

•	EcoSmart VRF Controller: The newest product in the EcoSmart Suite, the VRF Controller works with most of the new variable refrigerant systems coming to market. The devices replace the EcoSource where discrete relays are not available.

•	EcoConnect Bridge: An Ethernet to Zigbee bridge that serves as the coordinator for all EcoSmart devices connected to the intelligent automation network, managing approximately 30 - 70 device connections each.

•	EcoCommander Gateway: EcoSmart’s network-edge gateway server that provides real-time proactive data aggregation, analytics, reporting and management of the EcoSmart product suite.

•	EcoSense Occupancy Sensor: A remote occupancy sensor that monitors environments with ultra, high-sensitive sensors designed to detect motion or body heat. All sensors are programmed to ensure accurate occupancy detection. The EcoSense Occupancy Sensor may be hardwired or programmed to communicate wirelessly and may be battery operated or utilize external power.

•	EcoSwitch Light Switch: An EcoSmart energy management product with the appearance of a traditional ‘rocker’ light switch. Turning lights off, even for a short time, saves energy and extends lamp life. The EcoSwitch can be used to compose and automate dramatic lighting scenes in a room.

•	EcoGuard Outlet: An EcoSmart control that acts as the replacement for an in-wall outlet and has the ability to monitor and control the flow of power to one or both outlets. Based on occupancy, it can turn off lamps, televisions, appliances, and any other energy-consuming loads that are plugged in, preventing a property from consuming power in an empty room. The EcoGuard completely disconnects devices from the power supply, preventing lights and other in-room electronics from needlessly consuming energy as well as providing monitoring of energy flow and efficiency when a plug is enabled.

•	EcoContact Door & Window Sensor: A remote, wireless door/window contact with the ability to provide additional occupancy data and control HVAC operability and other consumption measures when doors or windows are open.

_____________________

[1] Facility Type: Hotels - https://www.energystar.gov/sites/default/files/tools/DataTrends_Hotel_20150129.pdf

[2] Hotels-Energy Star - http://www.energystar.gov/sites/default/files/buildings/tools/SPP Sales Flyer for Hospitality and Hotels.pdf

Several of these devices have been recently released in “Plus” models which provide greater functionality and increased capabilities.

EcoCentral

Telkonet’s EcoSmart Platform is a comprehensive solution for intelligent automation and energy management. The platform has a well-developed upgrade path with the final and complete version of the platform offering real-time control and analytics provided through a cloud computing platform called EcoCentral. EcoCentral derives its name through its ability to direct user resources to where they add the most value. From monitoring equipment operation and determining where engineering efforts are needed and notifying staff when performance is degrading, EcoCentral creates a comprehensive tool for providing insights and access for EcoSmart Platform deployments either individually or across an entire building portfolio.

EcoCare

EcoCare is Telkonet’s professional support services including call, email and chat support, repair and replacement services, periodic reporting, communication with customers’ utility and Internet Service Provider (“ISP”) partners and more. Telkonet provides three packages of EcoCare services as well as allows customers to create their own package of services ala carte. EcoCare allows EcoSmart customers to ensure that they continue to recognize the savings estimated and benefit from the intended return on investment (ROI). Typical EcoCare contracts range from one to five years and have automatic renewal terms built into each individual contract. All support staff is located at Telkonet’s Waukesha, Wisconsin headquarters.

EcoSmart Mobile

Telkonet’s EcoMobile tools provide iOS and Android applications for use by partners, customers, end users or guests. These mobile tools extend the value of the EcoSmart Platform and give greater functionality and more efficient commissioning and deployment abilities to the user. We have identified where, by providing more accessibility, we can create additional charged-for services that increase customer savings, improve guest experience and integrate more fully with customer environments to create a tight relationship with our customers.

Intelligent Energy Management

Telkonet’s EcoSmart energy management platform applies and improves building intelligence to deliver energy and cost savings through controlling lighting, plugload and HVAC runtimes. Captured data may be presented on a grouped, property or room-by-room basis, allowing very granular management of in-room energy use and environmental conditions. EcoSmart achieves this by leveraging our device platform, including occupancy sensors and intelligent programmable thermostats connected with packaged terminal air conditioner (“PTAC”) controllers or any other terminal equipment HVAC products and managed wireless light switches and in wall electrical plugs to adjust and maintain energy consumption including a room’s temperature according to occupancy, eliminating wasteful heating and cooling of unoccupied rooms. All of these can be accomplished from the in-room devices or via any web-connected device, such as smart phones, tablets and laptop computers.

EcoSmart is an energy management platform that delivers optimal, individual room energy savings without compromising occupant comfort, due to a proprietary technology named “Recovery Time”.

Recovery Time Technology

EcoSmart’s HVAC controls feature Recovery Time, technology designed to maximize energy efficiency without sacrificing occupant comfort. When a room is occupied, the temperature selected by the occupant will be maintained by the EcoSmart system. Once an EcoSmart occupancy sensor determines that the room is unoccupied, the system adjusts the room temperature using Recovery Time. Unlike other systems, Recovery Time technology constantly performs calculations that evaluate how far each individual room’s temperature can drift from the occupant’s preferred setting (“set-point”), to harvest energy savings while still being able to return to the occupant’s set-point within a customer’s pre-defined period of time.

When determining the temperature setting, Recovery Time technology considers how long it will take to return the temperature to the occupant’s set-point once they return to their room. The temperature will only drift far enough to ensure the system will return to the occupant’s preferred temperature setting within minutes upon their return to the room. The specific length of recovery time is selected by property management at the time of the installation; however, it can be altered at any time by management.

How Do Other Systems Work?

In competing systems the occupant chooses their preferred temperature. When the occupant leaves, the thermostat reverts to a set-point of a fixed number of degrees different than the preferred set temperature (lower in winter and higher in summer). In some products temperature gap is a fixed temperature selected by the property owner. Because each occupant room will require different lengths of time to return to the occupant’s desired temperature, based on room size and orientation, whether blinds are open, outdoor temperature, sun, and wind, the length of time required for the HVAC to return to temperature can vary dramatically and can often be prohibitive. Additionally, a dirty HVAC filter or coil will reduce heat transfer, increasing that recovery time.

EcoSmart Delivers Room-by-Room Savings

Because each room’s environment is unique, Telkonet’s approach is likewise unique. Rooms are evaluated independently in real-time to determine its energy efficient temperature, or setback. Recovery Time technology constantly calculates in real-time how far the room temperature can drift, by taking into consideration the environmental characteristics that impact the temperature in the room, including:

•	The occupant’s preferred temperature setting

•	The location of the room within the building

•	The window placement – facing the sun or shade

•	If the drapes are open or closed

•	If the climate is dry or humid

•	The varying weather conditions throughout the day

•	The condition of the HVAC unit, such as age and efficiency

Through the constant monitoring of the HVAC unit’s ability to drive the temperature and the real-time adjustment of the setback temperature, rooms are never excessively hot or cold when an occupant returns to the room. The room will always be just minutes away from an occupant’s desired comfort setting. As a result, Recovery Time technology delivers room-by-room, occupant-by-occupant savings. The technology also significantly improves the guest experience, driving loyalty to the property and brand, and decreases service calls.

The EcoSmart Platform maximizes energy reductions while at the same time ensuring occupant comfort, maximizing energy savings and extending equipment life expectancy. The technology is particularly attractive to customers in the hospitality industry, as well as the education, healthcare, public housing and government/military markets, who are constantly seeking ways to reduce costs and meet federal and state mandates without impacting building occupant comfort.

Using standard communication protocols, ensuring widespread adoption and a simple interface, EcoSmart technology may also be integrated with utility controls, property management systems and building automation systems to be used in load shedding initiatives. This feature provides management companies and utilities enhanced opportunities for cost savings, environmental protections and energy management. Additionally, Telkonet’s energy management systems qualify for most state and federal energy efficiency and rebate programs.

Competitive Advantages

We believe our intelligent automation platform, with our proprietary Recovery Time technology, delivers extensive differentiation against competing products, including:

•	Technology that evaluates each room’s environmental conditions results in maximum energy savings;

•	The ability to reduce HVAC runtimes increases overall equipment life;

•	Increased occupant control and comfort, driving brand and property loyalty;

•	Multiple thermostat options, including wired and wireless, to fit a brand’s image and application;

•	Backlight of thermostat improves the experience for the visually impaired;

•	Web-based access with extremely powerful and simple dashboard web interface;

•	Breadth of HVAC system compatibility;

•	Adaptive learning and system programming;

•	Utility-integrated events capabilities;

•	Remote HVAC control network;

•	Expert EcoCare support, staffed in the USA;

•	Plug load, lighting and HVAC controls;

•	Extensive 3rd-party integrations, including lighting, door locks, and window treatments;

•	Industry standard software and communication protocols, Linux and ZigBee;

•	Typical two or three-year ROI; and

•	Mobile applications provide installation, remote management and end-user accessibility.

Our open, scalable and standards-based architecture approach allows for truly custom deployments. The EcoSmart Platform integrates seamlessly with back-office management systems, property management systems, building automation systems, and utility demand/response programs, as well as additional third-party network architecture to recognize increased efficiency and savings.

Based on these platform features and capabilities, we’ve been awarded, and continue to receive, contracts in the hospitality, military, educational, multiple dwelling unit (“MDU”), healthcare and commercial industries. In addition, our relationships with utility-sponsored direct-install and rebate-funded programs provide us with a significant advantage over our competitors in the commercial space.

Given the population growth in the United States and the increasing demand for energy, we forecast additional energy-related infrastructure will be needed. We believe the use of Smart Grid technologies and energy efficiency management platforms are affordable alternatives to building additional power generation through leveraging existing resources and providing enhanced energy savings costs.

Target Markets

Rooms with intermittent occupancy are most commonly found in the following market sectors:

•	Hospitality: hotels, motels, resorts, timeshares and casinos.

•	Educational: residence halls, dormitories and other campus living options. Also K-12 environments with distributed and portable classrooms.

•	Military: residence halls, barracks, apartments and other campus living options.

•	Health care: medical office buildings, assisted and independent living facilities.

•	Public Housing: apartments and other public living options.

Industry and Market Overview

According to the U.S. Department of Energy, 44% of all the energy consumed by commercial buildings in the United States is employed to cool, heat, light, or accomplish other functions within commercial buildings.[3] In an effort to remain competitive and manage expenses, governments, building owners, building tenants, and companies in general are looking for ways to become more efficient both fiscally and environmentally. The American Council for an Energy Efficient Economy reported that the cost of saving one unit of energy through energy efficiency is one-fifth (1/5) the cost required to generate that same unit of energy. As a result, we feel that the growth opportunities in the energy management market are in their infancy.

A 2017 report issued by Navigant Research, titled, “Energy Efficient Buildings Global Outlook”, stated that the global market for energy efficient building technologies is expected to reach nearly $360.6 billion in 2026.[4] The report asserts that the Internet-of-Things (“IoT”) is partly responsible for one of the most dramatic changes to the market landscape in its history, and that OEMs and providers are adjusting their strategies to address specific market needs. HVAC has been identified as one of nine key categories.

Telkonet’s key industries are all prime candidates for energy management, in part due to their utilizing energy “on-demand” or intermittently. Providing energy, and engaging the equipment to supply it, to those rooms and spaces only when occupied results in significant energy savings in addition to affording longer life and reduced maintenance to the HVAC systems.

Education Industry

Telkonet’s fastest expanding market is the higher education industry which we approach with strategic relationships with enterprise energy service companies (“ESCOs’) throughout the USA. Telkonet partners with ESCOs to include our EcoSmart energy management platform for deployment within residence halls on university campuses. The ESCOs bundle our technology with other facility improvement measures designed to reduce operating costs across the entire campus, bundling solutions with acceptable ROI and which meet state mandated guidelines. ESCOs also structure self-funding financial transactions called “Performance Contracts” in which the savings are greater than the repayment costs, typically guaranteeing the financial and operational performance in this type of engagement. This type of approach can remove any capital expense barriers and improve adoption.

In addition to an installed base of University of California, Davis, Massachusetts Institute of Technology, Kansas State University, North Carolina State University, University of Notre Dame, US Military Academy at West Point, and Columbia University, we have recently added Texas A&M University-Commerce and additional rooms at New York University.

 _____________________

[3] U.S Energy Information Administration - www.eia.gov/energyexplained/images/charts/energy_use_commercial_bldgs.jpg

[4] Energy Efficient Buildings: Global Outlook - https://www.navigantresearch.com/research/energy-efficient-buildings-global-outlook

The opportunities in this market are not limited to higher education institutions. According to an NRG Business Energy Advisor report, schools in the United States spend $8 billion on energy costs annually, with 73% of natural gas use going towards heating and 35% of electricity consumption going towards cooling. While heating and cooling account for only 2 – 4% of district costs, it is an opportunity for significant impact and gain.

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

Hospitality Industry

There is a constant balancing act for hotel operators between managing guest comfort and operating margins. The EcoSmart platform’s Recovery Time allows operators to manage operation costs yet still provide for a comfortable and engaging guest experience. In fact, the EcoSmart platform individual brands and properties can create a desired guest environment, and still allow for energy savings via the Recovery Time algorithm. Telkonet has proven that the EcoSmart platform can deliver a return on investment in less than three years for hospitality customers.

Government & Military Industry

The Department of Defense (“DOD”) is the single largest energy consumer in the United States, accounting for about 90 percent of the federal government’s energy use and using over 30,000 giga-watt hours of electricity per year. [5] Thus, we view this market as strategically significant to Telkonet’s interests.

Our energy management platform is already successfully incorporated into the energy initiatives in several military housing sites, military academies and barracks. Telkonet benefited from and continues to make use of government funding and other government contracts to provide EcoSmart for use on military bases and other facilities, helping both the DOD and the government as a whole achieve their long-term energy efficiency goals.

Healthcare Industry

Healthcare organizations currently spend over $6.5 billion on energy each year, a cost which continues to rise in an effort to meet patient needs.6 This is viewed as an emerging market for energy management systems. Although hospitals have many specific regulatory mandates, Telkonet has been working closely with operators and developers of healthcare support facilities, like medical office buildings, assisted living and other similar facilities, to integrate our EcoSmart energy management initiatives into efficiency opportunities supported by state and federal energy programs. For example, hospital energy managers can use energy efficiency strategies to offset high costs caused by growing plug loads and rising energy prices. A typical 200,000-square-foot, 50-bed hospital in the U.S. annually spends $680,000, or roughly $13,611 per bed on electricity and natural gas. By increasing energy efficiency, hospitals can improve the bottom line and free up funds to invest in new technologies and improve patient care.

These facilities offer a commercial environment similar to the hospitality or educational housing markets, and the increasing growth of the elderly and assisted living markets presents attractive potential for energy efficiency. This market is expected to grow rapidly over the next several years due to its energy savings capabilities and an aging population.

Utility Industry

We continue to strengthen our focus on our targeted market segments in order to expand market share and take advantage of existing incentives for energy management. We expect continued expansion in the space, specifically in commercial segments due to increasing state and federal programs promoting energy efficiency. Our residential initiatives are also key to the future expansion of Telkonet’s EcoSmart programs within the developing Internet-of-Things environment.

 _____________________

[5] http://en.wikipedia.org/wiki/Energy_usage_of_the_United_States_military

[6] https://www.energystar.gov/ia/partners/publications/pubdocs/Healthcare.pdf

Public Housing

Public housing, which are properties owned and managed by the government, is an additional emerging market for energy management solutions. The tenants occupying these properties must meet specific eligibility requirements, and their utility bills are typically paid for by government programs. Many of the ESCO clients that Telkonet supports today have dedicated teams pursuing opportunities with the owners and operators of government-subsidized housing. The EcoSmart platform is an ideal solution for conserving energy, allowing remote monitoring, and improving guest comfort.

Competition for Markets

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

We participate in a relatively small competitive field within the hospitality industry, with the majority of the energy management sales handled by fewer than seven manufacturers. The key competitors in the market segment are Inncom by Honeywell and Schneider Electric, with each offering some level of comparable products to our standalone and/or networked products. Telkonet leverages the above-mentioned competitive advantages to successfully compete in these spaces and win business.

The educational space is new to adopt occupancy-based controls. The EcoSmart Platform has been introduced for use within student dormitories, which traditionally had few, if any, controls. More recently we’ve also been requested to install our products into classrooms, which traditionally have been an environment for BAS/BMS. Since the dormitory environment is very similar to the hospitality market, we believe we offer similarly-scaled energy savings. Since the market is still in its infancy, very few comparable offerings have entered the market but competitors within the hospitality segment are beginning to respond. Again, our key differentiators allow us to compete and win business in this space.

The healthcare and government/military markets are very similar in scope, relative to energy management systems. A key differentiator in these environments is the specific implementation being considered. Each market utilizes BAS/BMS for wide scale energy management initiatives. When addressing housing environments, including elderly care and assisted living facilities and military dormitories or barracks, Telkonet’s EcoSmart Platform is able to provide increased energy savings and efficiency. Competitors operating in the BAS/BMS space include Honeywell, Schneider Electric, Johnson Controls, Siemens, Trane and others, many of whom Telkonet partners with to provide a comprehensive and integrated energy management solution to effectively address energy efficiency opportunities in all types of facilities.

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

For the years ended December 31, 2017 and 2016, no single customer represented 10% or more of our revenues.

Intellectual Property

Telkonet has acquired certain intellectual properties, including but not limited to, Patent No. D569, 279, titled “Thermostat.”  Patent No. D569279 issued by the USPTO in May 2008 was granted on the ornamental design of a thermostat device and will expire in May of 2022. The expiration of this patent could allow third parties to launch competing products. While we viewed this patent as valuable, we do not view any single patent as material to the Company as a whole.

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

Research & Development

During the years ended December 31, 2017 and 2016, the Company spent $1,770,597 and $1,658,640, respectively, on research and development activities. Telkonet continues to invest significantly in research & development to maintain and grow our competitive differentiation and customer value. Key initiatives for 2018 include: improvement to the high-end EcoTouch thermostat’s battery housing to increase adoption; creation of a new gateway hub as a lower-cost alternative to current standards, which will increase potential installations; development of a new thermostat to better compete on price in the premium position; and development of an entirely new product and software platform, which will further differentiate our offering and open new revenue streams.

Additional Information

Employees

As of March 22, 2018, we had 49 full-time employees and 1 part-time employee. We will continue to hire additional personnel as necessary to meet future operating requirements. We anticipate that we may need to hire additional staff in the areas of customer support, field services, engineering, sales and marketing, and administration.

Environmental Matters

We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

Discontinued Operations

In October of 2016, the Company decided to offer for sale its Ethostream High-Speed Internet Access (“HSIA”) subsidiary. While EthoStream is one of the largest public HSIA providers in the world, providing services to more than 12.0 million users monthly across a network of approximately 1,800 locations, the Company will focus on its higher growth potential EcoSmart Platform line. The operating results of Ethostream for the years ended December 31, 2017 and 2016 have been reclassified as discontinued operations in the consolidated statements of operations and as of December 31, 2016 as assets and liabilities held for sale in the consolidated balance sheet. The Company closed the sale of EthoStream, LLC on March 29, 2017 and the impact on the Company’s liquidity as a result of the proceeds from the sale is expected to allow for greater strategic investment in marketing and research and development by the Company.

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

As of December 31, 2017, we had outstanding employee options to purchase a total of 4,376,474 shares of common stock at exercise prices ranging from $0.14 to $1.00 per share, with a weighted average exercise price of $0.16. As of December 31, 2017, we had warrants outstanding to purchase a total of 250,000 shares of common stock at an exercise price of $0.20 per share. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise could be dilutive to existing stockholders and could adversely affect the market price of our common stock.

Risks Related to Our Business

The industry within which we operate is intensely competitive and rapidly evolving.

We operate in a highly competitive, quickly changing environment, and our future success will depend on our ability to develop and introduce new products and product enhancements that achieve broad market acceptance in the markets within which we compete. We will also need to respond effectively to new product announcements by our competitors by quickly developing and introducing competitive products.

Delays in product development and introduction could result in:

•	loss of or delay in revenue and loss of market share;

•	negative publicity and damage to our reputation and the reputation of our product offerings; and

•	decline in the average selling price of our products.

We have identified material weaknesses in our internal controls as of December 31, 2017 that, if not properly remediated, could result in material misstatements in our financial statements.

Based on an evaluation of our disclosure of internal controls and procedures as of December 31, 2017, our management has concluded that, as of such date, there were material weaknesses in our internal control over financial reporting related to a lack of segregation of duties, failure to implement adequate internal control over financial reporting and the need for a stronger internal control environment. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. We are engaged in developing a remediation plan designed to address the material weaknesses. As disclosed in Item 9A of Part II of this report, because of the material weaknesses identified by the Company, our consolidated financial statements may contain material misstatements that would require restatement of the Company’s financial results in this report. We have taken, and continue to take, the actions discussed in this report to remediate the identified material weaknesses.

Until these material weaknesses in our internal control over financial reporting are remediated, there is reasonable possibility that material misstatements of our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner. The Company believes the consolidated financial statements as of December 31, 2017 and 2016 are free of material misstatements.

Government regulation of our products could impair our ability to sell such products in certain markets.

The rules of the FCC permit the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements. Differing technical requirements apply to “Class A” devices intended for use in commercial settings, and “Class B” devices intended for residential use to which more stringent standards apply. An independent, FCC-certified testing lab has verified that our product suite complies with the FCC technical requirements for Class A and Class B digital devices.  No further testing of these devices is required, and the devices may be manufactured and marketed for commercial and residential use. Additional devices designed by us for commercial and residential use will be subject to the FCC rules for unlicensed digital devices. Moreover, if in the future, the FCC changes its technical requirements for unlicensed digital devices, further testing and/or modifications of devices may be necessary. Failure to comply with any FCC technical requirements could impair our ability to sell our products in certain markets and could have a negative impact on our business and results of operations.

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

Cyber security risks and cyber incidents could adversely affect our business and disrupt operations.

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber-security protection costs, litigation and reputational damage adversely affecting customer or investor confidence. We have implemented systems and processes to focus on identification, prevention, mitigation and resolution. However, these measures cannot provide absolute security, and our systems may be vulnerable to cyber-security breaches such as viruses, hacking, and similar disruptions from unauthorized intrusions. In addition, we rely on third party service providers to perform certain services, such as payroll and tax services. Any failure of our systems or third party systems may compromise our sensitive information and/or personally identifiable information of our employees. While we have secured cyber insurance to potentially cover certain risks associated with cyber incidents, there can be no assurance the insurance will be sufficient to cover any such liability.

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

We are currently authorized to issue 190,000,000 shares of common stock under our Amended Restated and Articles of Incorporation. As of March 2018, we have issued 133,695,111 shares of common stock and have approximately 9,290,060 shares of common stock committed for issuance giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock. Due to the limited number of authorized shares available for issuance and because of the significant competition for acquisitions, we may not able to consummate an acquisition until we increase the number of shares we are authorized to issue. To facilitate the possibility and flexibility of raising additional capital or the completion of potential acquisitions, we would need to seek stockholder approval to increase the number of our authorized shares of common stock. We can provide no assurance that we will succeed in amending our Amended and Restated Articles of Incorporation to increase the number of shares of common stock we are authorized to issue.

We have a history of operating losses and an accumulated deficit and may incur losses in the foreseeable future.

Since inception through December 31, 2017, we have incurred cumulative losses of $119,724,656 and have never generated enough funds through operations to support our business. For the year ended December 31, 2017, we had an operating cash flow deficit of $3,594,906 from continuing operations. As of December 31, 2017, we have a working capital surplus (current assets in excess of current liabilities) from continuing operations of $9,480,565. Because of the numerous risks and uncertainties associated with our technology, the industry in which we operate, and other factors, we are unable to predict the extent of any future losses or if we will become profitable. If we are unable to generate sufficient revenues from our operations to meet our working capital requirements, we expect to finance our future cash needs through public or debt financings.  We cannot be certain that additional funding will be available on acceptable terms, or at all.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

In October 2013, the Company entered into a lease agreement for 6,362 square feet of commercial office space in Waukesha, Wisconsin for its corporate headquarters with a term expiration of April 30, 2021. On April 7, 2017, the Company executed an amendment to the existing lease to expand another 3,982 square feet, bringing the total leased space to 10,344 square feet, and extend the lease term from May 1, 2021 to April 30, 2026. The commencement date for this amendment was July 15, 2017.

In January 2016, the Company entered into a lease agreement for 2,237 square feet of commercial office space in Germantown, Maryland for its Maryland employees. In November 2017, the Company entered into a second amendment to the lease agreement extending the lease through the end of January 2019.

In May 2017, the Company entered into a lease agreement for 5,838 square feet of floor space in Waukesha, Wisconsin for its inventory warehousing operations. The Waukesha lease expires in May 2023.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “TKOI.”

The following table sets forth the quarterly high and low bid prices for our common stock for the years ended December 31, 2017 and 2016.

	High	Low
Year Ended December 31, 2017
First Quarter	$0.17	$0.12
Second Quarter	0.19	0.13
Third Quarter	0.20	0.13
Fourth Quarter	0.16	0.10
Year Ended December 31, 2016
First Quarter	$0.24	$0.13
Second Quarter	0.23	0.18
Third Quarter	0.25	0.18
Fourth Quarter	0.19	0.12

Record Holders

As of March 22, 2018, we had 215 holders of record of our common stock and 133,695,111 shares of our common stock issued and outstanding.

Stock Repurchase Program

During 2017, the board of director’s approved a resolution to repurchase up to an aggregate of ten million shares of the Company’s common stock. A broker agent was approved to transact the purchases. In the fourth quarter of 2017, there were no purchases of the Company common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,626,474	$0.16	1,752,968
Equity compensation plans not approved by security holders	–	–	–

Total	4,626,474	$0.16	1,752,968

Dividend Policy

The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. It is also subject to certain contractual restrictions on paying dividends on its common stock under the terms of its Series A and B preferred stock.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates significant estimates used in preparing its consolidated financial statements including those related to revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, recovery of long-lived assets, income tax provisions and related valuation allowance, stock-based compensation, and contingencies. The Company bases its estimates on historical experience, underlying run rates and various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates. The following are critical judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

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

The Company provides call center support services to properties installed by the Company. The Company receives monthly service fees from such properties for its services. The Company recognizes the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts. The Company reports such revenues as recurring revenues. Deferred revenue includes deferrals for the monthly support service fees. Long-term deferred revenue represents support service fees to be earned or provided beginning after December 31, 2018. Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the period. As of December 31, 2017 and 2016, there was $261,800 and $214,821 recorded within accounts receivable, respectively, related to revenue recognized that has not yet been billed.

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

Inventory Obsolescence

Inventories consist of thermostats, sensors and controllers for Telkonet’s EcoSmart product platform. These inventories are purchased for resale and do not include manufacturing labor and overhead. Inventories are stated at the lower of cost or net realizable value determined by the first in, first out (FIFO) method. The Company’s inventories are subject to technological obsolescence. Management evaluates the net realizable value of its inventories on a quarterly basis and when it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount.

Guarantees and Product Warranties

The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the years ended December 31, 2017 and 2016, the Company experienced approximately between 1% and 3% of returns related to product warranties. As of December 31, 2017 and 2016, the Company recorded warranty liabilities in the amount of $59,892 and $95,540, respectively, using this experience factor range.

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

Contingent Liabilities - Sales Tax

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure. Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company had approximately $83,000 and $275,000 accrued for this exposure as of December 31, 2017 and 2016, respectively.

During the year ended December 31, 2016, the State of Wisconsin performed a sales and use tax audit covering the period from January 1, 2012 through December 31, 2015. The audit resulted in approximately $120,000 in additional use tax and interest. As of December 31, 2017, the Company paid in full the additional use tax liability and interest associated with the sales and use tax audit.

Prior to 2017, the Company successfully executed and paid in full voluntary disclosure agreements (“VDAs”) in thirty six states totaling approximately $765,000 and is current with the subsequent filing requirements.

Results of Continuing Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

The table below outlines our product versus recurring revenues from continuing operations for comparable periods:

	Year Ended December 31,
	2017		2016		Variance

Product	$7,798,680	94%	$7,796,319	94%	$2,361	0%
Recurring	483,889	6%	459,695	6%	24,194	5%
Total	$8,282,569	100%	$8,256,014	100%	$26,555	0%

Product Revenue

Product revenue principally arises from the sale and installation of EcoSmart energy management platform. The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products switches, outlets and a control platform.

For the year ended December 31, 2017, product revenue was unchanged when compared to the prior year. Product revenue from the hospitality market decreased $0.5 million to $5.6 million for the year ended December 31, 2017 compared to $6.1 million for the prior year. Product revenue from the residential market decreased $0.1 million to $0.5 million for the year ended December 31, 2017 compared to $0.6 million for the prior year period. Product revenue from the education market increased $0.6 million to $1.5 million for the year ended December 31, 2017 compared to $0.9 million for the prior year. Product revenue attributed to sales from channel partnerships and value added resellers increased $0.3 million to $4.5 million for the year ended December 31, 2017 compared to $4.2 million for the prior year period. Product revenue attributed to sales from channel partnerships and value added resellers as a percentage of total revenue was 59% for the year ended December 31, 2017 compared to 54% for the prior year.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the year end comparison, recurring revenue increased 5% or $0.02 million to $0.48 million for the year ended December 31, 2017 compared to $0.46 million for the year ended December 31, 2016. The primary reasons for the increase are renewals and new sales are greater than cancellation for support services.

Cost of Sales

	Year ended December 31,
	2017		2016		Variance

Product	$4,261,100	55%	$4,024,675	52%	$236,425	6%
Recurring	176,131	36%	124,842	27%	51,289	41%
Total	$4,437,231	54%	$4,149,517	50%	$287,714	7%

Costs of Product Revenue

Costs of product revenue include equipment and installation labor related to EcoSmart technology. For the year ended December 31, 2017, product costs increased by 6% compared to the prior year. The Company’s strategic decision to increase the use of subcontractors for installations resulted in a $0.13 million increase for these services. This enabled the Company to cut $0.25 million in installer salaries, benefits, meals and travel costs. A material cost increase of $0.13 million was the result of a price increase and the direct expensing of licenses. Inventory adjustments due to slow moving and obsolete inventory accounted for a $0.13 million increase. An inventory shortage requiring expedited shipping resulted in a $0.06 million increase in freight expense. Parts and supplies increased $0.02 million due to custom parts required for several projects.

Costs of Recurring Revenue

Recurring costs are comprised of labor and telecommunication services for our customer service department. For the year ended December 31, 2017, costs of recurring revenue increased by 41% when compared to the prior year. The increase of $0.05 million was for salaries and benefits due to the Company adding a support services supervisor during the year ended December 31, 2017.

Gross Profit

	Year ended December 31,
	2017		2016		Variance

Product	$3,537,580	45%	$3,771,644	48%	$(234,064)	-6%
Recurring	307,758	64%	334,853	73%	(27,095)	-8%
Total	$3,845,338	46%	$4,106,497	50%	$(261,159)	-6%

Gross Profit on Product Revenue

Gross profit for the year ended December 31, 2017 decreased by 6% when compared to the prior year. The actual gross profit percentages decreased to 45% for the year ended December 31, 2017 compared to 48% for the year ended December 31, 2016. Contributing to the 3% decrease in gross profit percentage was an increase in customer discounts given on product sales. Also contributing to the decrease was a $0.14 million inventory valuation adjustment.

Gross Profit on Recurring Revenue

For the year ended December 31, 2017, our gross profit decreased by 8% when compared to the prior year. The variance was mainly attributed to an increase in support staff wages and benefits as discussed above.

Operating Expenses

	Year ended December 31,
	2017	2016	Variance

Total	$7,334,751	$8,029,808	$(695,057)	-9%

The Company’s operating expenses are comprised of research and development, selling, general and administrative expenses and depreciation and amortization expense. During the year ended December 31, 2017, operating expenses decreased by 9% when compared to the prior year as outlined below.

Research and Development

	Year ended December 31,
	2017	2016	Variance

Total	$1,770,597	$1,658,640	$111,957	7%

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. During the year ended December 31, 2017, research and development costs increased 7% when compared to the prior year. The majority of the variance is due to an approximate $0.13 million increase in expenditures for IT consulting. Certification expenses increased $0.02 million and travel costs increased $0.01 million when compared to the prior year. Research and development expense related to retooling and design charges decreased $0.05 million from the prior year.

Selling, General and Administrative Expenses

	Year ended December 31,
	2017	2016	Variance

Total	$5,512,925	$6,336,879	$(823,954)	-13%

Selling, general and administrative expenses decreased for the year ended December 31, 2017 from the prior year by 13%. For the year end comparison, $0.29 million of the decrease is attributed to the costs associated with the 2016 contested proxy contest. The challenger was successful in obtaining a majority of shareholder votes to seat three new Board of Director members. Stated in the challenger’s proxy statement was listed that if successfully elected, the challenger would seek to recover from the Company, expenditures that were incurred for the contested proxy. The expenditures were $0.16 million. Additional proxy related costs the Company incurred included solicitation services of $0.03 million, stock transfer agent fees of $0.05 million and legal fees of $0.05 million. Due to the sale of EthoStream, the Company was able to decrease temporary staffing, executive, accounting and sales salaries, wages and benefits of $0.57 million. Due to restructuring the Company was able to decrease executive salaries and benefits by $0.20 million. The Company also achieved decreases of $0.13 million for sales and use tax, related to the State of Wisconsin audit discussed above, a utility refund of $0.07 million, legal fees of $0.05 million, director fees of $0.03 million and insurance expense of $0.06 million. These reductions in expense were offset by an increase in stock option expense of $0.27 million, marketing and trade show expenses of $0.11 million, rent expense of $0.11 million, commissions of $0.02 million, accounting and consulting expense related to a new accounting standard of $0.07 and hardware/software costs of $0.10 million.

The provision for income taxes was $.001 million for the year ended December 31, 2017, a decrease from the prior year amount of $.002 million. The effective income tax rate was 0.3% for the year ended December 31, 2017 as compared to 0.7% for the prior year. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which effectively lower the federal tax rate from 35% to 21%.

The Securities and Exchange Commission issued Staff Accounting Bulletin 118 to address uncertainty regarding the application of ASC 740 to the income tax effects of the Tax Cuts and Jobs Act, signed into law on December 22, 2017. The bulletin provides a measurement period (not to exceed one year from the Tax Act enactment date) for companies to complete the accounting under ASC 740. To the extent that a company’s accounting for certain income tax effects is incomplete, but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The company was able to make reasonable estimates of certain effects and, therefore, recorded the provisional adjustments.

The revaluation of the net deferred tax assets resulted in an increase to tax expense of $12.72 million.  This was offset by the revaluation of the valuation allowance of $13.71 million.  The sale of EthoStream generated income, resulting in an increase to tax expense of $1.067 million. Tax credits generated during the year resulted in a tax benefit of $.07 million.

Income from Discontinued Operations, Net of Tax

	Year ended December 31,
	2017	2016	Variance

Total	$612,875	$2,627,758	$(2,014,883)	-77%

Income from discontinued operations decreased $2.0 million for the year ended December 31, 2017 over the prior year or 77%. On March 29, 2017, pursuant to the terms and the conditions of the Purchase Agreement, the Company closed on the sale of EthoStream. The income from discontinued operations (net of tax) represents the activity of EthoStream from January 1, 2017 through the date of the sale on March 29, 2017. After March 29, 2017, certain insignificant liabilities retained by the Company have been adjusted as these liability balances were paid. The Company realized a gain from the sale of EthoStream of $6,630,244.

EBITDA from Continuing Operations

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA from continuing operations provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and stock-based compensation can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA from continuing operations is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA from continuing operations excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA from continuing operations is not, and should not be considered, an alternative to net income (loss), income (loss) from operations, or any other measure for determining operating performance of liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the years ended December 31, 2017 and 2016, the Company excluded items in the following general categories described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous year.

•	Bonuses paid to executives upon sale of discontinued operations: The Company does not consider the bonuses of $87,750 associated with the sale of Ethostream to be indicative of current or future operating performance. Therefore, the Company does not consider the inclusion of these costs helpful in assessing its current financial performance compared to the previous year.

RECONCILIATION OF NET LOSS FROM

CONTINUING OPERATIONS TO ADJUSTED EBITDA

FOR THE YEARS ENDED DECEMBER 31,

	2017	2016
Net loss from continuing operations	$(3,496,741)	$(4,003,671)
Interest (income) expense, net	(2,434)	60,246
Provision for income taxes	9,762	20,114
Depreciation and amortization	51,229	34,289
EBITDA – continuing operations	(3,438,184)	(3,889,022)
Adjustments:
Stock-based compensation	322,888	55,050
Bonuses paid to executives upon sale of discontinued operations	87,750	–
Adjusted EBITDA – continuing operations	$(3,027,546)	$(3,833,972)

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

The Company reported a net loss from continuing operations of $3,496,741 for the year ended December 31, 2017, had cash used in operating activities from continuing operations of $3,594,906, had an accumulated deficit of $119,724,656 and total current assets in excess of current liabilities from continuing operations of $9,480,565 as of December 31, 2017.

On March 28, 2017, the Company and the Company’s wholly-owned subsidiary, EthoStream LLC, entered into an Asset Purchase Agreement with DCI, whereby DCI would acquire all of the assets and certain liabilities of EthoStream for a cash purchase price of $12.75 million, subject to an adjustment based on the net working capital of EthoStream on the closing date of the sale transaction. The Company intends to utilize net proceeds received from the EthoStream LLC sale to continue executing its strategic plan, which we believe will help us achieve steady sales growth.

Working Capital

Our working capital (current assets in excess of current liabilities) from continuing operations increased by $10,440,857 during the year ended December 31, 2017 from a working capital deficit of $960,292 at December 31, 2016, to a working capital surplus of $9,480,565 at December 31, 2017. The majority of the increase was due to the proceeds received from the sale of the Company’s wholly-owned subsidiary, EthoStream LLC.

Kross Promissory Note

On August 4, 2016, the Board of Directors authorized the Company to reimburse Peter T. Kross (“Mr. Kross”), $161,075 for expenses incurred related to his successful contested proxy. Effective June 27, 2016, Mr. Kross is a director of the Company and considered a related party. On August 30, 2016, Mr. Kross accepted an unsecured promissory note (“Kross Note”) for $161,075 from the Company. The outstanding principal balance bore interest at the annual rate of 3.00%. Payment of interest and principal began on September 1, 2016 and continued monthly on the first day of each month thereafter through and including June 1, 2017. The Company was required to pay equal monthly installments of $16,330 which included all remaining principal and accrued interest owed by the Company to Mr. Kross under the Kross Note. The Company could have prepaid in advance any unpaid principal or interest due under the Kross Note without premium or penalty. The principal balance of the Kross Note as of December 31, 2017 and 2016 was zero and $97,127, respectively.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 7.50% at December 31, 2017 and 6.75% at December 31, 2016. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

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

On October 23, 2017, an amendment to the revolving credit facility with Heritage Bank was executed to amend certain terms of the Heritage Bank Loan Agreement. Among the terms of the amendment was that if the Company deviates from its projected EBITDA for the quarters ended September 30, 2017 or December 31, 2017, the Company will be deemed to be in compliance as of the measurement date if the Company’s unrestricted cash maintained at Heritage Bank is in excess of $5,000,000. The amendment also extends the revolving credit facility’s maturity date by one year to September 30, 2019. The outstanding balance on the Credit Facility was $682,211 and $1,062,129 at December 31, 2017 and 2016 and the remaining available borrowing capacity was approximately $202,000 and $107,000, respectively. As of December 31, 2017, the Company was in compliance with all financial covenants.

Cash Flow from Continuing Operations Analysis

Cash used in operating activities of continuing operations was $3,594,906 and $3,386,952 during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, and managing current liabilities. The working capital changes during the year ended December 31, 2017 were primarily related to an approximate $482,000 increase in inventory, a $242,000 increase in accounts receivable, a $213,000 increase in accounts payable, a $207,000 increase in deferred revenue, a $41,000 decrease in customer deposits, a $97,000 decrease in related party payable and a $257,000 decrease in accrued liabilities and expenses. The primary working capital change during the year ended December 31, 2016 were primarily related to an approximate $512,000 decrease in accounts receivable, a $125,000 increase in inventory, a $649,000 decrease in accounts payable offset by a $61,000 increase in deferred revenue, a $119,000 increase in customer deposits and a $231,000 increase in accrued liabilities and expenses. Accounts receivable fluctuates based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Cash provided by investing activities was $11,051,319 and cash used in investing activities was $5,352 during the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, the cash provided by investing activities reflects the proceeds less adjustments of $12,072,811 associated with the sale of the assets and certain liabilities assumed of the Company’s wholly-owned subsidiary, EthoStream. The majority of the $810,000 increase in restricted cash resulted from $800,000 being placed into an escrow account to support potential indemnification obligations for up to one year from the sale. A decrease of $211,492 was associated with the purchase of computer equipment and furniture, fixtures and equipment. Due to the sale of EthoStream, the Company extended the Waukesha lease, as discussed in Note M, and refurbished the corporate office to accommodate employee’s previously working at the Milwaukee operations office. During the year ended December 31, 2016, the Company purchased $36,629 of computer equipment. These assets will be depreciated over their respective estimated useful life. Restricted cash of $31,277 related to a bonding requirement was released during the period once the performance bonds were cancelled.

Cash used in financing activities was $379,918 and cash provided by financing activities was $744,519 during the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, the Heritage Bank Loan Agreement for the Company’s line of credit included the Company and EthoStream as co borrowers. Upon closing the EthoStream sale transaction on March 29, 2017, the entire balance outstanding on the Credit Facility, $1,062,129, was repaid and a net balance of $379,918 was subsequently paid during the year ended December 31, 2017. During the year ended December 31, 2016, 5,211,542 warrants were exercised for an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share. These warrants were originally granted to shareholders of the April 8, 2011 Series B preferred stock issuance. Total proceeds received were $677,501. Net cash used in financing activities to repay indebtedness was $93,340 and net proceeds from the line of credit were $160,358 during the year ended December 31, 2016.

We are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Management expects that global economic conditions, in particular the decreasing price of energy, along with competition will continue to present a challenging operating environment through 2018; therefore working capital management will continue to be a high priority for 2018. The Company’s estimated cash requirements for our operations for the next 12 months is not anticipated to differ significantly from our present cash requirements for our continuing operations.

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

With the participation of our Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties due to the limited size of the Company’s accounting department, a failure to implement adequate internal control over financial reporting including in our IT general control environment, and the need for a stronger internal control environment particularly in our financial reporting and close process. We lack sufficient personnel resources and technical accounting and reporting expertise to appropriately address certain accounting and financial reporting matters in accordance with generally accepted accounting principles. We did not have an adequate process or appropriate controls in place to support the accurate reporting of our financial results and disclosures in our Form 10-K. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  At present, the Company does not expect to hire additional personnel to remediate these control deficiencies in the near future.

These control deficiencies could result in a misstatement of account balances resulting in a more than remote likelihood that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above constitute material weaknesses.

We are reviewing actions to remediate the identified material weaknesses. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address deficiencies or modify the remediation efforts. Until the remediation efforts that our senior management identifies as necessary, are completed, tested and determined effective, the material weaknesses described above will continue to exist.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements as of and for the year ended December 31, 2017 and 2016 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the years ended December 31, 2017 and 2016 are fairly stated, in all material respects, in accordance with GAAP.

Under applicable Securities Law, the Company is not required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly, such an attestation has not been obtained or included in this Annual Report.

Changes in Internal Controls

Other than the material weaknesses discussed above, during the year ended December 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Pursuant to General Instruction G(3), information on directors and executive officers of the Registrant and corporate governance matters is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 31, 2018.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Pursuant to General Instruction G(3), information on executive compensation is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 31, 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners and management and related stockholder matters are incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 31, 2018.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 31, 2018.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pursuant to General Instruction G(3), information on principal accounting fees and services is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 31, 2018.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

(1)

Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of BDO USA, LLP on Consolidated Financial Statements as of and for the years ended December 31, 2017 and 2016

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the Years ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for Years ended December 31, 2017 and 2016

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

EXHIBIT INDEX

 The following exhibits are included herein or incorporated by reference:

Exhibit Number	Description Of Document
2.1	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on March 2, 2007)
2.2	Unit Purchase Agreement by and among Telkonet, Inc., EthoStream, LLC and the members of EthoStream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on March 19, 2007)
2.3	Asset Purchase Agreement by and among EthoStream, LLC, Telkonet, Inc., and DCI-Design Communications, dated as of March 28, 2017 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on March 31, 2017)
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to our Form S-8 (File No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Company (incorporated by reference to our Registration Statement on Form S-1(File No. 333-108307), filed on August 28, 2003
3.3	Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to our Form 8-K (File No. 001-31972), filed November 18, 2009)
3.4	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
3.5	Amendment to Amended and Restated Articles of Incorporation of the Company, (incorporated by reference to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (File No. 001-31972) filed on November 18, 2009)
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
10.1	Amended and Restated Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-161909), filed on September 14, 2009)
10.4	Series A Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on November 18, 2009)
10.5	Series A Convertible Redeemable Preferred Stock Registration Rights Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on November 18, 2009)
10.6	Form of Executive Officer Reimbursement Agreement (incorporated by reference to our Form 8-K (File No. 001-31972) filed on November 18, 2009)
10.7	Form of Director and Officer Indemnification Agreement (incorporated by reference to our Form 10-K (File No. 001-31972) filed on March 31, 2010)
10.8	Series B Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
10.9	Series B Convertible Redeemable Preferred Stock Registration Rights Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
10.10	Form of Director Reimbursement Agreement (incorporated by reference to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
10.11	Form of Transition Agreement and Release (incorporated by reference to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
10.12	2010 Stock Option and Incentive Plan (incorporated by reference to our Registration Statement filed on Form S-8 (File No. 333-175737) filed July 22, 2011)
10.13	Securities Purchase Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein, (incorporated by reference to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
10.14	Registration Rights Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein, (incorporated by reference to our Form 8-K (File No. 001-31972) filed on April 13, 2011)

*10.15	Amended and Restated Employment Agreement by and between Telkonet, Inc. and Jason L. Tienor, dated as of January 3, 2016 (incorporated by reference as an exhibit to Form 10-K (File No. 001-31972) filed March 31, 2017)
*10.16	Amended and Restated Employment Agreement by and between Telkonet, Inc. and Jeffrey J. Sobieski, dated as of January 3, 2016 (incorporated by reference as an exhibit to Form 10-K (File No. 001-31972) filed March 31, 2017)
*10.17	Amended and Restated Employment Agreement by and between Telkonet, Inc. and Matthew P. Koch, dated as of January 3, 2016 (incorporated by reference as an exhibit to Form 10-K (File No. 001-31972) filed March 31, 2017)
*10.18	Employment Agreement by and between Telkonet, Inc. and Richard E. Mushrush, dated as of May 1, 2017 (incorporated by reference to our Form 8-K (File No. 001-31972) filed May 22, 2017)
*10.19	Loan and Security Agreement, dated September 30, 2014, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 001-31972) filed October 2, 2014)
10.20	First Amendment to Loan and Security Agreement, dated February 17, 2016, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 001-31972) filed February 23, 2016)
10.21	Second Amendment to Loan and Security Agreement, dated October 27, 2016, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 001-31972) filed October 28, 2016)
10.22	2010 Amended and Restated Stock Option and Incentive Plan (amended and restated effective as of November 17, 2016, incorporated by reference as an exhibit to Form 10-K (File No. 001-31972) filed April 3, 2017)
10.23	Sixth Amendment to Loan and Security Agreement, dated October 23, 2017, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 001-31972) filed October 26, 2017)
14	Code of Ethics (incorporated by reference to our Form 10-KSB (File No. 001-31972), filed on March 30, 2004)
21	Telkonet, Inc. Subsidiaries (incorporated by reference to our Form 10-K (File No. 001-31972) filed March 16, 2007)
23	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELKONET, INC.

Dated: April 2, 2018	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason L. Tienor	Chief Executive Officer and Director	April 2, 2018
Jason Tienor	(principal executive officer)

/s/ Richard E. Mushrush	Chief Financial Officer	April 2, 2018
(principal financial officer)

/s/Arthur E. Byrnes	Chairman of the Board	April 2, 2018
Arthur E. Byrnes
/s/ Tim S. Ledwick	Director	April 2, 2018
Tim S. Ledwick /s/ Peter T. Kross	Director	April 2, 2018
Peter T. Kross

/s/ Leland D. Blatt	Director	April 2, 2018
Leland D. Blatt

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

TELKONET, INC.

F-1

TELKONET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Telkonet, Inc.

Waukesha, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Telkonet, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Milwaukee, Wisconsin

April 2, 2018

TELKONET, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,385,595	$791,858
Restricted cash on deposit	810,000	–
Accounts receivable, net	1,610,286	1,403,772
Inventories	1,259,536	777,202
Prepaid expenses and other current assets	143,566	205,328
Income taxes receivable	17,300	–
Current assets held for sale	–	7,149,971
Total current assets	12,226,283	10,328,131

Property and equipment, net	304,170	143,907

Other assets:
Deposits	17,130	–
Total other assets	17,130	–

Total Assets	$12,547,583	$10,472,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$978,207	$765,617
Accrued liabilities and expenses	668,814	925,581
Related party payable	–	97,127
Line of credit	682,211	1,062,129
Deferred revenue-current	292,106	184,793
Deferred lease liability – current	–	3,942
Customer deposits	124,380	165,830
Deferred income taxes – current	–	933,433
Current liabilities held for sale	–	869,604
Total current liabilities	2,745,718	5,008,056

Long-term liabilities:
Deferred revenue - long term	219,960	120,421
Deferred lease liability - long term	48,839	23,761
Total long-term liabilities	268,799	144,182

Commitments and contingencies
Stockholders’ Equity
Series A, par value $.001 per share; 215 shares issued, 185 shares outstanding at December 31, 2017 and 2016, preference in liquidation of $1,526,141 and $1,452,114 as of December 31, 2017 and 2016, respectively	1,340,566	1,340,566
Series B, par value $.001 per share; 538 shares issued, 52 shares outstanding at December 31, 2017 and 2016, preference in liquidation of $414,258 and $393,435 as of December 31, 2017 and 2016, respectively	362,059	362,059
Common stock, par value $.001 per share; 190,000,000 shares authorized; 133,695,111 and 132,774,475 shares issued and outstanding at December 31, 2017 and 2016, respectively	133,695	132,774
Additional paid-in-capital	127,421,402	126,955,435
Accumulated deficit	(119,724,656)	(123,471,034)
Total stockholders’ equity	9,533,066	5,319,800

Total Liabilities and Stockholders’ Equity	$12,547,583	$10,472,038

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Revenues, net:
Product	$7,798,680	$7,796,319
Recurring	483,889	459,695
Total Net Revenues	8,282,569	8,256,014

Cost of Sales:
Product	4,261,100	4,024,675
Recurring	176,131	124,842
Total Cost of Sales	4,437,231	4,149,517

Gross Profit	3,845,338	4,106,497

Operating Expenses:
Research and development	1,770,597	1,658,640
Selling, general and administrative	5,512,925	6,336,879
Depreciation and amortization	51,229	34,289
Total Operating Expenses	7,334,751	8,029,808

Operating Loss	(3,489,413)	(3,923,311)

Other Income (Expenses):
Interest income (expense), net	2,434	(60,246)
Total Other Income (Expenses)	2,434	(60,246)

Loss from Continuing Operations before Provision for Income Taxes	(3,486,979)	(3,983,557)

Provision for Income Taxes	9,762	20,114
Net loss from continuing operations	(3,496,741)	(4,003,671)
Discontinued Operations:
Gain from sale of discontinued operations (net of tax)	6,630,244	–
Income from Discontinued Operations (net of tax)	612,875	2,627,758
Net income (loss) attributable to common stockholders	$3,746,378	$(1,375,913)

Net income (loss) per common share:
Basic - continuing operations	$(0.03)	$(0.03)
Basic - discontinued operations	$0.05	$0.02
Basic - net income (loss) attributable to common stockholders	$0.03	$(0.01)

Diluted - continuing operations	$(0.03)	$(0.03)
Diluted - discontinued operations	$0.05	$0.02
Diluted - net income (loss) attributable to common stockholders	$0.03	$(0.01)

Weighted Average Common Shares Outstanding used in computing basic net loss per share	133,116,491	132,774,475
Weighted Average Common Shares Outstanding used in computing diluted net loss per share	133,116,491	132,774,475

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

See accompanying notes to the consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2017	185	$1,340,566	52	$362,059	132,744,475	$132,774	$126,955,435	$(123,471,034)	$5,319,800

Shares issued to directors at $0.15 per share	–	–	–	–	920,636	921	143,079	–	144,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	322,888	–	322,888

Net income	–	–	–	–	–	–	–	3,746,378	3,746,378

Balance at December 31, 2017	185	$1,340,566	52	$362,059	133,695,111	$133,695	$127,421,402	$(119,724,656)	$9,533,066

See accompanying notes to the consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$3,746,378	$(1,375,913)
Less: Net income from discontinued operations	(612,875)	(2,627,758)
Gain on sale of discontinued operations	(6,630,244)	–
Net loss from continuing operations	(3,496,741)	(4,003,671)

Adjustments to reconcile net loss from continuing operations to cash used in operating activities of continuing operations:
Stock-based compensation expense	322,888	55,050
Stock issued to directors as compensation	144,000	72,000
Amortization of deferred financing costs	–	14,633
Depreciation and amortization	51,229	34,289
Provision for doubtful accounts, net of recoveries	35,187	32,047
Related party payable	–	161,075
Deferred income taxes	–	199,386

Changes in operating assets and liabilities:
Accounts receivable	(241,701)	512,250
Inventories	(482,334)	(124,709)
Prepaid expenses and other current assets	61,762	(59,109)
Deposits and other long term assets	(17,130)	23,871
Accounts payable	212,590	(649,031)
Accrued liabilities and expenses	(256,767)	230,554
Deferred revenue	206,852	61,410
Related party payable	(97,127)	(63,948)
Customer deposits	(41,450)	119,375
Income taxes receivable	(17,300)	–
Deferred lease liability	21,136	(2,424)
Net Cash Used In Operating Activities of Continuing Operations	(3,594,906)	(3,386,952)
Net Cash Provided By Operating Activities of Discontinued Operations	517,242	2,759,840
Net Cash Used In Operating Activities	(3,077,664)	(627,112)

Cash Flows From Investing Activities:
Purchase of property and equipment	(211,492)	(36,629)
Net proceeds from sale of subsidiary	12,072,811	–
Change in restricted cash	(810,000)	31,277
Net Cash Provided By (Used In) Investing Activities of Continuing Operations	11,051,319	(5,352)

Cash Flows From Financing Activities:
Payments on notes payable	–	(93,340)
Proceeds from exercise of warrants	–	677,501
Proceeds from line of credit	4,373,600	7,203,371
Payments on line of credit	(4,753,518)	(7,043,013)
Net Cash (Used In) Provided By Financing Activities of Continuing Operations	(379,918)	744,519

Net increase in cash and cash equivalents	7,593,737	112,055
Cash and cash equivalents at the beginning of the period	791,858	679,803
Cash and cash equivalents at the end of the period	$8,385,595	$791,858

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the year for interest	$17,173	$57,266
Cash paid during the year for income taxes, net of refunds	139,823	15,090

See accompanying notes to consolidated financial statements

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

On March 28, 2017, the Company sold its wholly-owned subsidiary, EthoStream, LLC. Refer to Note P for further details.

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

Liquidity and Financial Condition

The Company reported net income of $3,746,378 for the year ended December 31, 2017, had a net loss from continuing operations of $3,496,741, had cash used in operating activities from continuing operations of $3,594,906, had an accumulated deficit of $119,724,656 and total current assets in excess of current liabilities from continuing operations of $10,162,776 as of December 31, 2017. Since inception, the Company’s primary sources of ongoing liquidity for operations have come through private and public offerings of equity securities, and the issuance of various debt instruments and asset-based lending.

On October 23, 2017, an amendment to the revolving credit facility with Heritage Bank of Commerce was executed extending the maturity date of the revolving credit facility to September 30, 2019, unless earlier accelerated under the terms of the agreement. Refer to Note G for further details. The outstanding balance was $682,211 and $1,062,129 as of December 31, 2017 and 2016 and the remaining available borrowing capacity was approximately $202,000 and $107,000. As of December 31, 2017, the Company was in compliance with all financial covenants.

The Company intends to utilize net proceeds received from the EthoStream LLC sale to continue executing its strategic plan, which we believe will help us achieve steady sales growth.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Restricted Cash on Deposit

The restricted cash on deposit of $810,000 as of December 31, 2017 reflects $800,000 placed into an escrow account to support potential indemnification obligations associated with the sale of the Company’s wholly-owned subsidiary, EthoStream. The escrow amount, net of potential claims, will be fully released after an escrow period not to exceed 12 months from the transaction closing on March 29, 2017. Within two business days of receipt of written instructions, signed by an authorized representative of each of Buyer and the Seller, the Escrow Agent shall disburse the funds. On September 29, 2017, the Company received $100,000 from the escrow account for the portion of the escrow account set aside for net working capital adjustments. On December 29, 2017, the Company deposited $10,000 into a brokerage account for the purpose of purchasing Company stock.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessment of past due balances and economic conditions. The Company writes off accounts receivable when they become uncollectible. The allowance for doubtful accounts was $22,173 and $34,573 at December 31, 2017 and 2016, respectively. Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past due date. The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period. Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history. Typically, accounts are only escalated to “uncollectible” status after multiple attempts at collection have proven unsuccessful.

The allowance for doubtful accounts for the years ended December 31 are as follows:

	2017	2016
Beginning balance	$34,573	$13,299
Provision charged to expense	35,187	32,047
Deductions	(47,587)	(10,773)
Ending balance	$22,173	$34,573

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Inventories

Inventories consist of thermostats, sensors and controllers for Telkonet’s EcoSmart product platform. These inventories are purchased for resale and do not include manufacturing labor and overhead. Inventories are stated at the lower of cost or net realizable value determined by the first in, first out (FIFO) method. The Company’s inventories are subject to technological obsolescence. Management evaluates the net realizable value of its inventories on a quarterly basis and when it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. The charge (benefit) taken against income was approximately $111,400 and $(18,900) for the years ended December 31, 2017 and 2016, respectively.

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

The Company’s financial instruments include cash and cash equivalents, restricted cash on deposit, accounts receivable, accounts payable, line of credit, related party payable, and certain accrued liabilities. The carrying amounts of these assets and liabilities approximate fair value due to the short maturity of these instruments (Level 1 instruments), except for the line of credit and the related party payable. The carrying amount of the line of credit and related party payable approximates fair value due to the interest rate and terms approximating those available to the Company for similar obligations (Level 2 instruments).

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Based on the annual assessment for impairment performed during 2017 and 2016, no impairment was recorded.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”.  Basic net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the years ended December 31, 2017 and 2016, there were 4,626,474 and 3,132,725 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

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

DECEMBER 31, 2017 AND 2016

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

The Company provides call center support services to properties installed by the Company. The Company receives monthly service fees from such properties for its services. The Company recognizes the service fee ratably over the term of the contract. The prices for these services are fixed and determinable prior to delivery of the service. The fair value of these services is known due to objective and reliable evidence from standalone executed contracts. The Company reports such revenues as recurring revenues. Deferred revenue includes deferrals for the monthly support service fees. Long-term deferred revenue represents support service fees to be earned or provided beginning after December 31, 2018. Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the period. As of December 31, 2017 and 2016, there was $261,800 and $214,821 recorded within accounts receivable, respectively, related to revenue recognized that has not yet been billed.

Sales Taxes

Unless provided with a resale or tax exemption certificate, the Company assesses and collects sales tax on sales transactions and records the amount as a liability. It is recognized as a liability until remitted to the applicable state. Total revenues do not include sales tax as the Company is considered a pass through conduit for collecting and remitting sales taxes.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the years ended December 31, 2017 and 2016, the Company experienced returns of approximately 1% to 3% of material’s included in cost of sales. As of December 31, 2017 and 2016, the Company recorded warranty liabilities in the amount of $59,892 and $95,540, respectively, using this experience factor range.

Product warranties for the years ended December 31 is as follows:

	2017	2016
Beginning balance	$95,540	$66,555
Warranty claims incurred	(84,087)	(115,120)
Provision charged to expense	48,439	144,105
Ending balance	$59,892	$95,540

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $33,520 and $31,573 in advertising costs during the years ended December 31, 2017 and 2016, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2017 and 2016 were $1,770,597 and $1,658,640, respectively.

Stock-Based Compensation

The Company accounts for stock-based awards in accordance with ASC 718-10, “Share-Based Compensation”, which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and restricted stock awards. The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will hold vested stock options before exercising them, the estimated volatility of the Company’s common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company’s consolidated statements of operations.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2017 and prior years, expected stock price volatility is based on the historical volatility of the Company’s stock for the related expected term.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Stock-based compensation expense in connection with options granted to employees for the years ended December 31, 2017 and 2016 was $322,888 and $55,050, respectively.

Deferred Lease Liability

Rent expense is recorded on a straight-line basis over the term of the lease. Rent escalations and rent abatement periods during the term of the lease create a deferred lease liability which represents the excess of cumulative rent expense recorded to date over the actual rent paid to date.

Reclassifications

Certain amounts on the condensed consolidated balance sheets as of December 31, 2016 and statements of cash flows have been reclassified to conform to the current year presentation. The Company reclassified $106,743 from current assets of discontinued operations to cash and cash equivalents for certain EthoStream assets not sold to DCI on March 29, 2017. The Company reclassified $150,936 from current liabilities of discontinued operations to accrued liabilities and expenses for certain EthoStream liabilities not assumed by DCI on March 29, 2017. The reclassifications were not material and had no effect on the Company’s total current assets, current liabilities or stockholders’ equity as of December 31, 2016.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which modifies how all entities recognize revenue. FASB ASU No. 2014-09 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Revenue recognition under ASC 606 is based on when an entity satisfies its performance obligation(s) by transferring control of product and/or services as opposed to being entitled to the benefits. For contracts comprised of product and services (“turnkey”), the Company currently recognizes product revenues when shipped and service revenues only when substantially fulfilled, in essence at points in time. Currently, direct costs are recognized in the period incurred. In contrast, the entire contract will now be recognized over time until the contract has been substantially fulfilled. Direct costs will be deferred accordingly. The standard allows for either an input or output method of determining a contract’s measure of progress. Based upon the nature of our projects, an output method is the more appropriate choice and will be measured as room installations are completed.

The Company has concluded that the most significant impact relates to the timing of revenue recognition for turnkey contracts where product has shipped, but an insignificant amount of rooms have been installed. Transactions consisting solely of product will continue to be recognized when shipped. The Company does not offer installation services for competitors’ product.

FASB ASU No. 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. We adopted the modified retrospective approach, where entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings on January 1, 2018. We elected to apply the rules to all contracts not completed at January 1, 2018. We are substantially complete with our evaluation and expect to record a cumulative decrease to retained earnings of approximately $0.43 million.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The cumulative impact of adopting ASC 606 is based on the Company’s best estimates at the time of the preparation of this Annual Report. The actual impact is subject to change prior to the filing of Form 10-Q for the quarter ending March 31, 2018. The Company anticipates the effect of adopting the standard on its controls environment and other business systems and processes will be insignificant. The Company is finalizing the impact of ASC 606 on the disclosures for its financial statements footnotes and expects the disclosures to be enhanced in the first quarter of 2018.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance requires a modified retrospective transition method and early adoption is permitted. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The new standard provides guidance on the classification of certain transactions in the statement of cash flows, such as contingent consideration payments made in connection with a business combination and debt prepayment or extinguishment costs. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within that fiscal year. When adopted, the new guidance will be applied retrospectively. The adoption of ASU 2016-15 will not have an impact on the Company’s consolidated financial statements.

In November 2016, the Financial Accounting Standards Board issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, (“Update 2016-18”). Update 2016-18 provides guidance on the classification of restricted cash in the statement of cash flows. The amendments are effective for interim and annual periods beginning after December 15, 2017. The amendments in Update 2016-18 should be adopted on a retrospective basis. We expect that the adoption of this amendment may have a material effect on our consolidated financial statements due to the material balance of restricted cash on hand as of December 31, 2017.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation — Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about the types of changes to terms or conditions of a share-based payment award that would require an entity to apply modification accounting. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 will not have an impact on the Company’s consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE C – GOODWILL

As of December 31, 2016, the goodwill associated with EthoStream of $5,796,430 was reclassified to current assets held for sale based on the Company’s decision to sell EthoStream in the fourth quarter of 2016. Due to the sale of Ethostream in 2017, the balance at December 31, 2017 is zero.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of December 31, 2017 and 2016 are as follows:

	2017	2016
Accounts receivable	$1,632,459	$1,438,345
Allowance for doubtful accounts	(22,173)	(34,573)
Accounts receivable, net	$1,610,286	$1,403,772

NOTE E – PROPERTY AND EQUIPMENT

The Company’s property and equipment as of December 31, 2017 and 2016 consists of the following:

	2017	2016
Development test equipment	$19,110	$19,110
Computer software	76,134	76,134
Office equipment	51,142	36,904
Office fixtures and furniture	330,568	151,330
Leasehold improvements	18,016	–
Total	494,970	283,478
Accumulated depreciation and amortization	(190,800)	(139,571)
Total property and equipment	$304,170	$143,907

Depreciation and amortization expense included as a charge to income was $51,229 and $34,289 for the years ended December 31, 2017 and 2016, respectively.

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of December 31, 2017 and 2016 are as follows:

	2017	2016
Accrued liabilities and expenses	$294,709	$223,011
Accrued payroll and payroll taxes	230,931	331,908
Accrued sales taxes, penalties, and interest	83,282	274,869
Accrued interest	–	253
Product warranties	59,892	95,540
Total accrued liabilities and expenses	$668,814	$925,581

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE G – DEBT

Kross Promissory Note

On August 4, 2016, the Board of Directors authorized the Company to reimburse Peter T. Kross (“Mr. Kross”), $161,075 for expenses incurred related to his successful contested proxy. Effective June 27, 2016, Mr. Kross is a director of the Company and considered a related party. On August 30, 2016, Mr. Kross accepted an unsecured promissory note (“Kross Note”) for $161,075 from the Company. The outstanding principal balance bore interest at the annual rate of 3.00%. Payment of interest and principal began on September 1, 2016 and continued monthly on the first day of each month thereafter through and including June 1, 2017. The Company was required to pay equal monthly installments of $16,330 which included all remaining principal and accrued interest owed by the Company to Mr. Kross under the Kross Note. The Company could have prepaid in advance any unpaid principal or interest due under the Kross Note without premium or penalty. The principal balance of the Kross Note as of December 31, 2017 and 2016 was zero and $97,127, respectively.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility from time to time is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 7.50% at December 31, 2017 and 6.75% at December 31, 2016. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 17, 2016, an amendment to the Credit Facility was executed extending the maturity date to September 30, 2018, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens, sale of assets, require the Company to maintain a minimum EBITDA level, measured quarterly, and a minimum asset coverage ratio, measured monthly. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature. The outstanding balance on the Credit Facility was $682,211 and $1,062,129 at December 31, 2017 and 2016 and the remaining available borrowing capacity was approximately $202,000 and $107,000, respectively. As of December 31, 2017, the Company was in compliance with all financial covenants.

On March 29, 2017 an amendment to the Credit Facility was executed amending the quarterly and year to date EBITDA compliance measurements for 2017.

On August 29, 2017, the Credit Facility was further amended to allow for the issuance of corporate credit cards providing credit not to exceed $100,000. The Borrower may request credit advances in an aggregate outstanding amount not to exceed the borrowing limits set forth in the amendment.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of December 31, 2017, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $414,258, which includes cumulative accrued unpaid dividends of $154,258, and second, Series A with a preference value of $1,526,141, which includes cumulative accrued unpaid dividends of $601,141. As of December 31, 2016, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $393,435, which includes cumulative accrued unpaid dividends of $133,435, and second, Series A with a preference value of $1,452,114, which includes cumulative accrued unpaid dividends of $527,114.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. At December 31, 2017 and 2016, there were 185 shares of Series A and 52 shares of Series B outstanding, respectively.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2017 and 2016, the Company had 133,695,111 and 132,774,475 common shares issued and outstanding, respectively.

During the years ended December 31, 2017 and 2016, the Company issued 920,636 and 392,700 shares of common stock, respectively to directors for services performed during 2017 and 2016. These shares were valued at $144,000 and $72,000, respectively, which approximated the fair value of the shares when they were issued.

During the year ended December 31, 2016, 5,211,542 warrants were exercised for an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share. These warrants were originally granted to shareholders of the April 8, 2011 Series B preferred stock issuance. The Company received proceeds of $677,501 from the exercise of warrants.

During the year ended December 31, 2016, 3 shares of Series B preferred stock were converted to, in aggregate, 115,385 shares of common stock. No shares were converted in 2017.

NOTE J – STOCK OPTIONS AND WARRANTS

Stock Options

The Company maintains an equity incentive plan, (the “Plan”). The Plan was established in 2010 as an incentive plan for officers, employees, non-employee directors, prospective employees and other key persons. The Plan is administered by the Board of Directors or the compensation committee, which is comprised of not less than two non-employee directors who are independent. A total of 10,000,000 shares of stock were reserved and available for issuance under the Plan. The exercise price per share for the stock covered by a stock option granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. The term of each stock option shall be fixed by the administrator, but no stock option shall be exercisable more than ten years after the date the stock option is granted. As of December 31, 2017, there were approximately 1,752,968 shares remaining for issuance in the Plan.

It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a better alignment of their interests with those of the Company and its stockholders.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of December 31, 2017.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	3,050,000	5.99	$0.14	3,050,000	$0.14
$0.16 - $1.00	1,326,474	5.51	0.20	1,116,474	0.20
	4,376,474	5.85	$0.16	4,166,474	$0.16

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2016	1,825,225	$0.28
Granted	1,300,000	0.17
Exercised	–	–
Cancelled or expired	(292,500)	0.69
Outstanding at December 31, 2016	2,832,725	$0.18
Granted	3,000,000	0.14
Exercised	–	–
Cancelled or expired	(1,456,251)	0.17
Outstanding at December 31, 2017	4,376,474	$0.16

The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures. The Company estimates the volatility of the Company’s common stock based on the calculated historical volatility of the Company’s common stock using the share price data for the trailing period equal to the expected term prior to the date of the award. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. The Company has not paid any cash dividends on the Company’s common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation for those awards that are expected to vest. In accordance with ASC 718-10, the Company calculates share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.

The following table summarizes the assumptions used to estimate the fair value of options granted during the years ended December 2017 and 2016, using the Black-Scholes option-pricing model:

	2017	2016
Expected life of option (years)	7	3
Risk-free interest rate	1.22%	0.96%
Assumed volatility	81%	83%
Expected dividend rate	0	0
Expected forfeiture rate	10%	25%

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The total estimated fair value of the options granted during the years ended December 31, 2017 and 2016 was $360,000 and $99,742. The total fair value of underlying shares related to options that vested during the years ended December 31, 2017 and 2016 was $368,544 and $160,923. Future compensation expense related to non-vested options at December 31, 2017 was $21,426 and will be recognized over the next 3.5 years. The aggregate intrinsic value of the vested options was zero as of December 31, 2017 and 2016. Total stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2017 and 2016 was $322,888 and $55,050, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related exercise prices for the warrants issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20	250,000	3.77	$0.20	250,000	0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2016	5,638,410	$0.20
Issued	–	–
Exercised	(5,211,542)	0.13
Cancelled or expired	(126,868)	3.00
Outstanding at December 31, 2016	300,000	0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	(50,000)	0.18
Outstanding at December 31, 2017	250,000	$0.20

There were no warrants granted or exercised and 50,000 cancelled or forfeited during the year ended December 31, 2017. There were no warrants granted, 5,211,542 warrants exercised and 126,868 cancelled or forfeited during the year ended December 31, 2016.

NOTE K – RELATED PARTY TRANSACTIONS

On August 4, 2016, the Board of Directors authorized the Company to reimburse Peter T. Kross (“Mr. Kross”), $161,075 for expenses incurred related to his successful contested proxy. Effective June 27, 2016, Mr. Kross is a director of the Company and considered a related party. On August 30, 2016, Mr. Kross accepted an unsecured promissory note (“Kross Note”) for $161,075 from the Company. The outstanding principal balance bore interest at the annual rate of 3.00%. Payment of interest and principal began on September 1, 2016 and continued monthly on the first day of each month thereafter through and including June 1, 2017. The Company was required to pay equal monthly installments of $16,330 which included all remaining principal and accrued interest owed by the Company to Mr. Kross under the Kross Note. The Company could have prepaid in advance any unpaid principal or interest due under the Kross Note without premium or penalty. The principal balance of the Kross Note as of December 31, 2017 and 2016 was zero and $97,127.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

During the years ended December 31, 2017 and 2016, the Company agreed to issue common stock in the amount of $144,000 and $72,000 to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings.

On July 1, 2016, each newly elected Board of Director member, Mr. Kross, Mr. Blatt and Mr. Byrnes were each granted 100,000 stock options per the Company’s Board of Director compensation plan. These options have an expiration period of ten years, vest quarterly over five years and have an exercise price of $0.19.

NOTE L – INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the Internal Revenue Code. The Tax Act is generally applicable for tax years beginning after December 31, 2017, but certain provisions of the Tax Act have an impact upon the Company’s financial statements for 2017, such as the reduction of the U.S. federal corporate tax rate from 35% to 21%.

The Securities and Exchange Commission issued Staff Accounting Bulletin 118 to address uncertainty regarding the application of ASC 740 to the income tax effects of the Tax Cuts and Jobs Act, signed into law on December 22, 2017. The bulletin provides a measurement period (not to exceed one year from the Tax Act enactment date) for companies to complete the accounting under ASC 740. To the extent that a company’s accounting for certain income tax effects is incomplete, but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

Reduction in the Federal Corporate Income Tax Rate: The Tax Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. The change in tax rate requires a revaluation of the end of year deferred assets and liabilities of the Company. For these deferred tax assets, we recorded a decrease of $12.7 million with a corresponding adjustment to the deferred income tax expense of $12.7 million.

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

A reconciliation of tax expense computed at the statutory federal tax rate on income (loss) from operations before income taxes to the actual income tax (benefit) / expense is as follows:

	2017	2016
Tax provision (benefits) computed at the statutory rate	$1,000,507	$(1,304,289)
State taxes	8,419	(26,981)
Tax credits	(67,357)	–
Book expenses not deductible for tax purposes	6,782	16,380
Tax Cut and Jobs Act impact	12,721,278	–
Sale of subsidiary	45,327	–
Other(prior period adjustments)	5,750	2,747
	13,720,706	(1,312,143)
Change in valuation allowance for deferred tax assets	(13,710,944)	1,332,257
Income tax expense	$9,762	$20,114

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

During 2017, approximately $1,200,000 of state net operating loss carryforwards expired and the Company lowered its effective state tax rate. The aggregate effect of these items resulted in a reduction to the allowance of approximately $100,000.

Deferred income taxes include the net tax effects of net operating loss (NOL) carry forwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2017	2016
Deferred Tax Assets:
Net operating loss carry forwards	$21,077,944	$34,458,920
Intangibles	422,955	781,920
Credits	67,357	–
Other	512,796	580,125
Total deferred tax assets	22,081,052	35,820,965

Deferred Tax Liabilities:
Intangibles	–	(933,433)
Total deferred tax liabilities	–	(933,433)
Valuation allowance	(22,081,052)	(35,820,965)
Net deferred tax liabilities	$–	$(933,433)

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of December 31, 2017 and December 31, 2016, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $22,080,000 and $35,820,000, respectively. The overall decrease in the valuation allowance is related to the reduction of the federal income tax rate.

At December 31, 2017 the Company had net operating loss carryforwards of approximately $89,500,000 and $45,500,000 for federal and state income tax purposes which will expire at various dates from 2018 thru 2037.

The Company had indefinite-lived goodwill, which is not amortized for financial reporting purposes. However, this asset was amortized over 15 years for tax purposes. As such, income tax expense and a deferred income tax liability arose as a result of the tax-deductibility of this asset. The resulting deferred income tax liability, which was expected to continue to increase over time, had an indefinite life, resulting in what was referred to as a “naked tax credit.” This deferred income tax liability could have remained on the Company’s balance sheet permanently unless there was an impairment of the related asset (for financial reporting purposes), or the business to which those assets relate were to be disposed. Due to the fact that the aforementioned deferred income tax liability could have had an indefinite life, it was not netted against the Company’s deferred tax assets when determining the required valuation allowance. Doing so would result in the understatement of the valuation allowance and related income tax expense.  The deferred tax liability of $933,433 at December 31, 2016, related to EthoStream was reduced to zero as a result of the sale of EthoStream.

The Company’s NOL and tax credit carryovers may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2005 and in prior years, the Company may have experienced such ownership changes that could have imposed such imitations.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally no longer subject to U.S. federal income tax examinations by tax authorities for years before 2013 and various states before 2013. Although these years are no longer subject to examination by the Internal Revenue Service (IRS) and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they have been or will be used in a future period.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company has no tax positions at December 31, 2017 or 2016 for which the ultimate deductibility is highly uncertain. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2017 or 2016. The Company’s utilization of any net operating loss carryforwards may be unlikely due to its continuing losses.

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

In January 2016, the Company entered into a lease agreement for 2,237 square feet of commercial office space in Germantown, Maryland for its Maryland employees. The Germantown lease as amended, was set to expire at the end of January 2018. In November 2017, the Company entered into a second amendment to the lease agreement extending the lease through the end of January 2019.

In May 2017, the Company entered into a lease agreement for 5,838 square feet of floor space in Waukesha, Wisconsin for its inventory warehousing operations. The Waukesha lease expires in May 2024.

Commitments for minimum rentals under non-cancelable leases as of December 31, 2017 are as follows:

Years ending December 31,

2018	$205,324
2019	159,253
2020	164,903
2021	182,512
2022	190,141
2023 and thereafter	573,883
Total	$1,476,016

Rental expenses charged to operations for the years ended December 31, 2017 and 2016 was $284,714 and $169,807, respectively.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

Jason L. Tienor, President and Chief Executive Officer, is employed pursuant to an amended and restated employment agreement with us dated January 3, 2016, which was executed in January, 2017. The agreement amends and restates an employment agreement dated May 1, 2015. Mr. Tienor’s amended and restated employment agreement has a term of one (1) year, which may be extended by mutual agreement of the parties thereto, and provides, among other things, for an annual base salary of $212,200 per year and bonuses and benefits based on the Company’s internal policies and participation in our incentive and benefit plans. This amendment has since expired. The agreement also calls for a bonus to be paid upon the sale of the Company’s subsidiary resulting in a purchase price (before any closing costs or working capital adjustments) equal to or greater than twelve million five hundred thousand dollars ($12,500,000). The bonus will be equal to twenty five thousand dollars ($25,000) plus one third of five percent of each dollar in excess of a purchase price of twelve million five hundred dollars ($12,500,000). Upon execution of the employment agreement in 2017, 1,000,000 stock options were granted with an exercise price per share equal to fair market value and vest over a three year period. However, the stock options vested immediately upon the sale of the Company’s subsidiary, Ethostream LLC, in March 2017.

Jeffrey J. Sobieski, Chief Technology Officer, is employed pursuant to an amended and restated employment agreement with us dated January 3, 2016, which was executed in January, 2017. The agreement amends and restates an employment agreement dated May 1, 2015. Mr. Sobieski’s amended and restated employment agreement has a term of one (1) year, which may be extended by mutual agreement of the parties thereto, and provides for a base salary of $201,575 per year and bonuses and benefits based upon the Company’s internal policies and participation in the Company’s incentive and benefit plans. This amendment has since expired. The agreement also calls for a bonus to be paid upon the sale of the Company’s subsidiary resulting in a purchase price (before any closing costs or working capital adjustments) equal to or greater than twelve million five hundred thousand dollars ($12,500,000). The bonus will be equal to twenty five thousand dollars ($25,000) plus one third of five percent of each dollar in excess of a purchase price of twelve million five hundred dollars ($12,500,000). Upon execution of the employment agreement in 2017, 1,000,000 stock options were granted with an exercise price per share equal to fair market value and vest over a three year period. However, the stock options vested immediately upon the sale of the Company’s subsidiary, Ethostream LLC, in March 2017.

Richard E. Mushrush, Chief Financial Officer, is employed pursuant to an employment agreement with us dated May 1, 2017. Mr. Mushrush’s employment agreement has a term of one (1) year, which may be extended by mutual agreement of the parties thereto, and provides for a base salary of $122,000 per year and bonuses and benefits based upon the Company’s internal policies and participation in the Company’s incentive and benefit plans.

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

Indemnification Agreements

On March 31, 2010, the Company entered into Indemnification Agreements with executives Jason L. Tienor, President and Chief Executive Officer and Jeffrey J. Sobieski, then Chief Operating Officer. On April 24, 2012, the Company entered into an Indemnification Agreement with director Timothy S. Ledwick. On July 1, 2016, the Company entered into Indemnification Agreements with director’s Arthur E. Byrnes, Peter T. Kross and Leland D. Blatt. On January 1, 2017, the Company entered into an Indemnification Agreement with Chief Financial Officer Richard E. Mushrush.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Sales Taxes

During 2012, the Company engaged a sales tax consultant to assist in determining the extent of its potential sales tax exposure. Based upon this analysis, management determined the Company had probable exposure for certain unpaid obligations, including interest and penalty, of approximately $1,100,000 including and prior to the year ended December 31, 2011. The Company has approximately $83,000 and $275,000 accrued as of December 31, 2017 and 2016, respectively.

During the year ended December 31, 2016, the State of Wisconsin performed a sales and use tax audit covering the period from January 1, 2012 through December 31, 2015. The audit resulted in approximately $120,000 in additional use tax and interest. As of December 31, 2017, the Company paid in full the additional use tax liability and interest associated with the sales and use tax audit.

Prior to 2017, the Company successfully executed and paid in full, Voluntary Disclosure Programs (“VDAs”) in thirty six states totaling approximately $765,000 and is current with the subsequent filing requirements. No VDA’s were filed in 2017, and the Company has completed its filings of VDA’s.

The following table sets forth the change in the sales tax accrual during the years ended December 31:

	2017	2016
Balance, beginning of year	$274,869	$229,768
Sales tax collected	297,673	452,016
Provisions (reversals)	(33,000)	151,000
Interest and penalties	(5,890)	(3,017)
Payments	(450,370)	(554,898)
Balance, end of year	$83,282	$274,869

NOTE N – BUSINESS CONCENTRATION

For the years ended December 31, 2017 and 2016, no single customer represented 10% or more of the Company’s total net revenues.

As of December 31, 2017, three customers accounted for 54% of the Company’s net accounts receivable. As of December 31, 2016, two customers accounted for 24% of the Company’s net accounts receivable.

Purchases from one supplier approximated $2,796,000, or 79%, of total purchases for the year ended December 31, 2017 and approximately $2,235,000, or 62%, of total purchases for the year ended December 31, 2016. Total due to this supplier, net of deposits, was $202,258 and $45,037 as of December 31, 2017 and 2016, respectively.

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE O – EMPLOYEE BENEFIT PLAN

The Company has an employee savings plan covering substantially all employees who are at least 21 years of age and have completed at least 6 months of service. The plan provides for matching contributions equal to 100% of each dollar contributed by the employee up to 4% of the employee’s salary. The Company’s matching contributions vest immediately. The Company may also elect to make discretionary contributions. The Company made contributions to the plan of approximately $123,000 and $172,000 for the years ended December 31, 2017 and 2016, respectively.

NOTE P – DISCONTINUED OPERATIONS

In October of 2016, the Company, under the direction and authority of the Board of Directors, committed to a plan to offer for sale EthoStream, the Company’s wholly–owned High-Speed Internet Access (“HSIA”) subsidiary. As a result of this decision to sell EthoStream, the operating results of EthoStream as of and for the year ended December 31, 2016 were reclassified as discontinued operations and as assets and liabilities held for sale in the consolidated financial statements as detailed in the table below. During the year ended December 31, 2017, the Company, and EthoStream, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DCI-Design Communications LLC (“DCI”), a Delaware limited liability company, whereby DCI acquired all of the assets and certain liabilities of EthoStream for a base purchase price of $12,750,000. The Purchase Agreement includes that proceeds of $900,000 are to be withheld from the $12,750,000 base purchase price and placed into an escrow account to support potential indemnification obligations of up to $800,000 and net working capital adjustments of up to $100,000. The escrow amount, net of potential claims, would be fully released after an escrow period not to exceed 12 months after closing. The assets included, among other items, certain inventory, contracts and intellectual property. DCI acquired only the liabilities provided for in the Purchase Agreement.

On March 29, 2017, pursuant to the terms and the conditions of the Purchase Agreement, the Company closed on the sale.

On September 27, 2017, the Company reached a final settlement with DCI on net working capital as set forth in the Purchase Agreement and subsequently received $100,000 from the escrow account for the portion of the escrow account set aside for net working capital adjustments and cash proceeds of $311,000 from DCI in the settlement of net working capital adjustments. During the year ended December 31, 2017, the Company recorded a gain from the sale of EthoStream (net of tax) of $6,630,244.

The following table summarizes the balance sheet information from discontinued operations:

	December 31,
	2017	2016

Accounts receivable, net	$–	$456,478
Inventories	–	350,506
Other current assets	–	12,980
Other asset - goodwill	–	5,796,430
Other asset – intangible asset, net	–	533,577
Current assets held for sale	–	7,149,971

Accounts payable	–	465,346
Accrued liabilities and expenses	–	90,187
Deferred revenues	–	37,509
Customer deposits	–	200,466
Deferred lease liability	–	76,096
Current liabilities held for sale	–	869,604

Net assets of discontinued operations	$–	$6,280,367

The following table summarizes the statements of operations information for discontinued operations for the years ended December 31, 2017 and 2016.

	2017	2016
Revenues, net:
Product	$653,839	$3,529,012
Recurring	925,837	3,894,998
Total Net Revenues	1,579,676	7,424,010

Cost of Sales:
Product	393,804	2,235,641
Recurring	209,868	925,212
Total Cost of Sales	603,672	3,160,853

Gross Profit	976,004	4,263,157

Operating Expenses:
Research and development	–	2,511
Selling, general and administrative	252,378	1,191,385
Depreciation and amortization	60,420	242,117
Total Operating Expenses	312,798	1,436,013

Income from Discontinued Operations before Provision for Income Taxes	663,206	2,827,144

Provision for Income Taxes	50,331	199,386
Income from Discontinued Operations (net of tax)	$612,875	$2,627,758

The consolidated statements of cash flows do not present the cash flows from discontinued operations for investing activities or financing activities because there were no investing or financing activities associated with the discontinued operations in the years ended December 31, 2017 and 2016.

