Form 10-Q
period 2018-03-31
TELKONET INC
filed 2018-05-15
CIK 1094084

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 30, 2018 is 133,989,919.

TELKONET, INC.

FORM 10-Q for the Three Months Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,126,859	$8,385,595
Restricted cash on deposit	10,000	810,000
Accounts receivable, net	1,284,275	1,610,286
Inventories	843,488	1,259,536
Contract assets	644,479	–
Prepaid expenses and other current assets	362,882	143,566
Income taxes receivable	17,300	17,300
Total current assets	11,289,283	12,226,283

Property and equipment, net	294,748	304,170

Other assets:
Deposits	17,130	17,130
Total other assets	17,130	17,130

Total Assets	$11,601,161	$12,547,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$694,722	$978,207
Accrued liabilities and expenses	601,260	668,814
Line of credit	622,852	682,211
Contract liabilities-current	1,480,190	–
Deferred revenues - current	–	292,106
Customer deposits	–	124,380
Total current liabilities	3,399,024	2,745,718

Long-term liabilities:
Contract liabilities - long term	190,426	–
Deferred revenues – long term	–	219,960
Deferred lease liability - long term	55,280	48,839
Total long-term liabilities	245,706	268,799

Commitments and contingencies
Stockholders’ Equity
Series A, par value $.001 per share; 215 shares issued, 185 shares outstanding at March 31, 2018 and December 31, 2017, preference in liquidation of $1,544,394 and $1,526,141 as of March 31, 2018 and December 31, 2017, respectively	1,340,566	1,340,566
Series B, par value $.001 per share; 538 shares issued, 52 shares outstanding at March 31, 2018 and December 31, 2017, preference in liquidation of $419,393 and $414,258 as of March 31, 2018 and December 31, 2017, respectively	362,059	362,059
Common stock, par value $.001 per share; 190,000,000 shares authorized; 133,989,919 and 133,695,111 shares issued and outstanding at March 31, 2018 and December 31,2017, respectively	133,989	133,695
Additional paid-in-capital	127,458,639	127,421,402
Accumulated deficit	(121,338,822)	(119,724,656)
Total stockholders’ equity	7,956,431	9,533,066

Total Liabilities and Stockholders’ Equity	$11,601,161	$12,547,583

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2018	2017
Revenues, net:
Product	$1,503,658	$1,810,385
Recurring	101,538	102,842
Total Net Revenues	1,605,196	1,913,227

Cost of Sales:
Product	994,237	1,008,045
Recurring	59,997	30,018
Total Cost of Sales	1,054,234	1,038,063

Gross Profit	550,962	875,164

Operating Expenses:
Research and development	438,780	378,456
Selling, general and administrative	1,276,903	1,769,693
Depreciation and amortization	16,915	9,909
Total Operating Expenses	1,732,598	2,158,058

Operating Loss	(1,181,636)	(1,282,894)

Other (Expenses) Income:
Interest (expense), net	(2,530)	(10,353)
Total Other (Expenses)	(2,530)	(10,353)

Loss from Continuing Operations before Provision for Income Taxes	(1,184,166)	(1,293,247)

Provision for Income Taxes	–	991
Net loss from continuing operations	(1,184,166)	(1,294,238)

Discontinued Operations:
Gain from sale of discontinued operations (net of tax)	–	6,384,871
Income from discontinued operations (net of tax)	–	571,802
Net (loss) income attributable to common stockholders	$(1,184,166)	$5,662,435

Net (loss) income per common share:
Basic - continuing operations	$(0.01)	$(0.01)
Basic - discontinued operations	$–	$0.05
Basic – net (loss) income attributable to common stockholders	$(0.01)	$0.04

Diluted - continuing operations	$(0.01)	$(0.01)
Diluted - discontinued operations	$–	$0.05
Diluted – net (loss) income attributable to common stockholders	$(0.01)	$0.04

Weighted Average Common Shares Outstanding used in computing basic net loss per share	133,695,111	132,774,475
Weighted Average Common Shares Outstanding used in computing diluted net loss per share	133,695,111	133,520,471

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS FROM JANUARY 1, 2018 THROUGH MARCH 31, 2018

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	185	$1,340,566	52	$362,059	133,695,111	$133,695	$127,421,402	$(119,724,656)	$9,533,066

January 1, 2018, Cumulative effect of a change in accounting principle related to ASC 606, net of tax	–	–	–	–	–	–	–	(430,000)	(430,000)

Shares issued to directors	–	–	–	–	294,808	294	35,706	–	36,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,531	–	1,531

Net loss	–	–	–	–	–	–	–	(1,184,166)	(1,184,166)

Balance at March 31, 2018	185	$1,340,566	52	$362,059	133,989,919	$133,989	$127,458,639	$(121,338,822)	$7,956,431

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net (loss) income	$(1,184,166)	$5,662,435
Less: Net income from discontinued operations	–	(571,802)
Gain on sale of discontinued operations	–	(6,384,871)
Net loss from continuing operations	(1,184,166)	(1,294,238)

Adjustments to reconcile net loss from continuing operations to cash used in operating activities of continuing operations:
Stock-based compensation expense	1,531	314,686
Stock issued to directors as compensation	36,000	36,000
Depreciation	16,915	9,909
Provision for doubtful accounts, net of recoveries	(3,356)	17,948

Changes in operating assets and liabilities:
Accounts receivable	329,367	(323,644)
Inventories	416,048	88,484
Contract assets	(295,479)	–
Prepaid expenses and other current assets	(219,316)	(171,854)
Deposits and other long term assets	–	(10,130)
Accounts payable	(283,485)	131,867
Accrued liabilities and expenses	(67,554)	(74,142)
Contract liabilities	653,190	–
Deferred revenue	(273,640)	50,313
Related party payable	–	(48,382)
Customer deposits	(124,380)	60,793
Income tax payable	–	139,884
Deferred lease liability	6,441	(987)
Net Cash Used In Operating Activities of Continuing Operations	(991,884)	(1,073,493)
Net Cash Provided By Operating Activities of Discontinued Operations	–	517,242
Net Cash Used In Operating Activities	(991,884)	(556,251)

Cash Flows From Investing Activities:
Purchase of property and equipment	(7,493)	–
Net proceeds from sale of subsidiary	–	12,431,521
Net Cash (Used In) Provided By Investing Activities of Continuing Operations	(7,493)	12,431,521

Cash Flows From Financing Activities:
Proceeds from line of credit	220,610	3,282,500
Payments on line of credit	(279,969)	(4,344,629)
Net Cash (Used In) Financing Activities of Continuing Operations	(59,359)	(1,062,129)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,058,736)	10,813,141
Cash, cash equivalents and restricted cash at the beginning of the period	9,195,595	791,858
Cash, cash equivalents and restricted cash at the end of the period	$8,136,859	$11,604,999

See accompanying notes to the unaudited condensed consolidated financial statements

6

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$12,228	$10,484

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2017 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC. Refer to Note C – Revenue, for the adoption of a new revenue recognition standard in the first quarter of 2018.

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

On March 28, 2017, the Company sold substantially all of the assets of its wholly-owned subsidiary, EthoStream, LLC. Refer to Note M for further details.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc. The prior year accounts of EthoStream LLC have been classified as discontinued operations on the consolidated statement of operations and the consolidated statement of cash flows. All significant intercompany balances and transactions have been eliminated in consolidation.

Unless otherwise noted, all financial information in the consolidated financial statement footnotes reflect the Company’s results from continuing operations.

Liquidity and Financial Condition

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending.

The Company reported a net loss from continuing operations of $1,184,166 for the three months ended March 31, 2018, had cash used in operating activities from continuing operations of $991,884, had an accumulated deficit of $121,338,822 and total current assets in excess of current liabilities of $7,890,259 as of March 31, 2018.

Income (Loss) per Common Share

The Company computes earnings per share under Accounting Standards Codification (“ASC”) 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the three months ended March 31, 2018 and 2017, there were 3,557,399 and 6,132,725 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act makes broad complex changes to the U.S. tax code including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creating new taxes on certain foreign sourced earnings and additional limitations on the deductibility of interest.

The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) in December, 2017, to provide guidance on accounting for the effects of the Tax Act. SAB 118 provides for a measurement period of up to one year from the Tax Act enactment date for companies to complete their assessment of and accounting for those effects of the Tax Act. Under SAB 118, a company must first reflect the income tax effects of the Tax Act for which the accounting is complete in the period of the date of enactment. To the extent the accounting for other income tax effects is incomplete, but a reasonable estimate can be determined, companies must record a provisional estimate to be included in their financial statements. For any income tax effect for which a reasonable estimate cannot be determined, an entity must continue to apply ASC 740 based on the provisions of the tax laws in effect immediately prior to the Tax Act being enacted until such time as a reasonable estimate can be determined. The Company requires additional time to complete its analysis of the impacts of the Tax Act and therefore its accounting for the Tax Act is provisional but is a reasonable estimate based on available information. The Company will complete its analysis and finalize its accounting for this provisional estimate during the one year measurement period as prescribed by SAB 118.

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

Revenue from Contracts with Customers

Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606, the Standard”) supersedes nearly all legacy revenue recognition guidance. ASC 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue based on when an it satisfies its performance obligations by transferring control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for said goods or services.

Identify the customer contracts

The Company accounts for a customer contract under ASC 606 when the contract is legally enforceable. A contract is legally enforceable when all of the following criteria are met: (1) the contract has been approved by the Company and the customer and both parties are committed to perform their respective obligations, (2) the Company can identify each party’s rights regarding goods or services transferred, (3) the Company can identify payment terms for goods or services transferred, (4) the contract has commercial substance, and (5) collectability of all the consideration to which the Company is entitled in exchange for the goods or services transferred is probable.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

A contract does not exist if each party to the contract has the unilateral right to terminate a wholly unperformed contract without compensating the other party (or parties). Nearly all of the Company’s contracts do not contain such mutual termination rights for convenience. All contracts are in written form.

Identify the performance obligations

The Company will enter into product only contracts that contain a single performance obligation related to the transfer of EcoSmart products to a customer.

The Company will also enter into certain customer contracts that encompass product and installation services, referred to as “turnkey” solutions. These contracts ultimately provide the customer with a solution that enhances the functionality of the customer’s existing equipment. For this reason, the Company has determined that the product and installation services are not separately identifiable performance obligations, but in essence represent one, combined performance obligation (“turnkey”).

The Company also offers post-installation support services to customers. Support services are considered a separate performance obligation.

Determine the transaction price

The Company generally enters into contracts containing fixed prices. It is not customary for the Company to include contract terms that would result in variable consideration. In the rare situation that a contract does include this type of provision, it is not expected to result in a material adjustment to the transaction price. The Company regularly extends pricing discounts; however, they are negotiated up front and adjust the fixed transaction price set out in the contract.

Customer contracts will typically contain upfront deposits that will be applied against future invoices, as well as customer retainage. The intent of any required deposit or retainage is to ensure that the obligations of either party are honored and follow customary industry practices. In addition, the Company will typically be paid in advance at the beginning of any support contracts, consistent with industry practices. None of these payment provisions are intended to represent significant implicit financing. The Company’s standard payment terms are thirty days from invoice date. Products are fully refundable when returned in their original packaging without damage or defacing less a restocking fee not to exceed fifty (50%) percent of the product’s price. Historical returns have shown to be immaterial. The Company offers a standard one-year assurance warranty. However customers can purchase an extended warranty. Under the new standard, extended warranties are accounted for as a service warranty, requiring the revenue to be recognized over the extended service periods. Contracts involving an extended warranty are immaterial and will continue to be combined with support revenue and recognized on a straight-line basis over the support revenue term.

Allocate the transaction price to the performance obligations

Revenues from customer contracts are allocated to the separate performance obligations based on their relative stand-alone selling price (“SSP”) at contract inception. The SSP is the price at which the Company would sell a promised good or service separately. The best evidence of an SSP is the observable price of a good or service when the entity sells that good or service separately in similar circumstances and to similar customers. However, turnkey solutions are sold for a broad range of amounts resulting from, but not limited to, tiered discounting for value added resellers (“VAR”) based upon committed volumes and other economic factors. Due to the high variability of our pricing, the Company cannot establish a reliable SSP using observable data. Accordingly, the Company uses the residual approach to allocate the transaction price to performance obligations related to its turnkey solutions.

All support service agreements, whether single or multi-year terms, automatically renew for one-year terms at a suggested retail price (“SRP”). Support service renewals are consistently priced and therefore would support the use of SRP as the best estimate of an SSP for such performance obligations.

Recognize Revenue

The Company recognizes revenues from product only sales at a point in time, when control over the product has transferred to the customer. As the Company’s principal terms of sale are FOB shipping point, the Company primarily transfers control and records revenue for product only sales upon shipment.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

A typical turnkey project involves the installation and integration of 200-300 rooms in a customer-controlled facility and usually takes sixty days to complete. Since control over goods and services transfers to a customer once a room is installed, the Company recognizes revenue for turnkey solutions over time. The Company uses an outputs measure based on the number of rooms installed to recognize revenues from turnkey solutions.

Revenues from support services are recognized over time, in even daily increments over the term of the contract.

Deferred revenue includes deferrals for the monthly support service fees. Long-term deferred revenue represents support service fees that will be recognized as revenue after March 31, 2019.

Transition

The Company adopted ASC 606 using a modified retrospective approach to all contracts not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition. The Company recorded a net decrease to beginning retained earnings of $0.43 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the deferral of revenue for unfulfilled performance obligations related to the Company’s turnkey solutions.

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the three months ended March 31, 2018 and the year ended December 31, 2017, the Company experienced returns of approximately 1% to 2% of materials included in the cost of sales. As of March 31, 2018 and December 31, 2017, the Company recorded warranty liabilities in the amount of $55,316 and $59,892, respectively, using this experience factor range.

Product warranties for the three months ended March 31, 2018 and the year ended December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Beginning balance	$59,892	$95,540
Warranty claims incurred	(6,023)	(84,087)
Provision charged to expense	1,447	48,439
Ending balance	$55,316	$59,892

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

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

MARCH 31, 2018

(UNAUDITED)

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

Accounting Standards Recently Adopted

Effective January 1, 2018, the Company has adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606, the Standard”), which supersedes nearly all legacy revenue recognition guidance. ASC 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue based on when an it satisfies its performance obligations by transferring control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for said goods or services.

Effective January 1, 2018, the Company has adopted ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, (“Update 2016-18”). Update 2016-18 provides guidance on the classification of restricted cash in the statement of cash flows. The amendments are effective for interim and annual periods beginning after December 15, 2017. The amendments in Update 2016-18 was adopted on a retrospective basis. Due to the adoption of ASU 2016-18, the cash, cash equivalents and restricted cash presented in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 20147 increased by $10,000 and $900,000 of restricted cash held as of March 31, 2018 and 2017, respectively.

NOTE C– REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended March 31, 2018. Sales taxes and other usage-based taxes are excluded from revenues.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Recurring	$90,924	$10,460	$154	$–	$101,538
Product	1,249,228	227,507	19,441	7,482	1,503,658
	$1,340,152	$237,967	$19,595	$7,482	$1,605,196

Contract assets

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billing occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as other current assets in the Condensed Consolidated Balance Sheet. The balance of contract assets as of March 31, 2018 and at the date of adoption of ASC 606 was $0.64 million and $0.35 million, respectively. There were $0.33 million of costs incurred to fulfill a contract in the closing balance of contract assets.

Contract liabilities

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. As of March 31, 2018 and at the date of adoption of ASC 606, contract liabilities were $1.67 million and $0.78 million, respectively. The change in the contract liability balance during the three-month period ended March 31, 2018 is the result of cash payments received and billing in advance of satisfying performance obligations, less $0.15 million of revenue recognized during the period that was included in the contract liability balance at the date of adoption.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Contract costs

Costs to fulfill a turnkey contract primarily relate to the materials cost and direct labor and are recognized proportionately as the performance obligation is satisfied. The Company will defer cost to fulfill a contract when materials have shipped (and control over the materials has transferred to the customer), but an insignificant amount of rooms have been installed. The Company will recognize any deferred costs in proportion to revenues recognized from the related turnkey contract. The Company does not expect deferred contract costs to be long-lived since a typical turnkey project takes sixty days to complete. Deferred contract costs are generally presented as other current assets in the condensed consolidated balance sheets.

The Company incurs incremental costs to obtain a contract in the form of sales commissions. These costs, whether related to performance obligations that extend beyond twelve months or not, are immaterial and will continue to be recognized in the period incurred within selling, general and administrative expenses.

The tables below present the impacts of our adoption of the new revenue standard on our income statement and balance sheet.

	For the Three Months Ended March 31, 2018
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement:
Sales	$1,605,196	$1,708,196	$(103,000)
Cost of Goods Sold	1,054,234	1,088,734	(34,500)
Net loss	$1,184,166	$1,115,666	$68,500

	March 31, 2018
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet:
Assets
Contract Assets	$644,479	–	$644,479
Accounts Receivable, net	–	65,400	(65,400)
Inventories	843,488	1,046,335	(202,847)
Liabilities
Contract Liabilities	1,670,616	–	1,670,616
Customer Deposits	–	199,483	(199,483)
Deferred Revenue - Current	–	357,975	(357,975)
Deferred Revenue – Long Term	–	238,426	(238,426)
Equity
Accumulated Deficit	–	498,500	$(498,500)

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

The table below presents the cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 after the adoption of ASU 2014-09.

	December 31, 2017	Transition Adjustments	January 1, 2018
Balance Sheet:
Assets
Contract Assets	–	110,000	$110,000
Inventories	777,202	239,000	1,016,202
Liabilities
Contract Liabilities	–	779,000	779,000
Equity
Accumulated Deficit	$(119,724,656)	(430,000)	$(120,154,656)

Remaining performance obligations

As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.0 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months.

NOTE D– ACCOUNTS RECEIVABLE

Components of accounts receivable as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Accounts receivable	$1,294,017	$1,632,459
Allowance for doubtful accounts	(9,742)	(22,173)
Accounts receivable, net	$1,284,275	$1,610,286

NOTE E – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Accrued liabilities and expenses	$186,965	$294,709
Accrued payroll and payroll taxes	314,830	230,931
Accrued sales taxes, penalties, and interest	44,149	83,282
Product warranties	55,316	59,892
Total accrued liabilities and expenses	$601,260	$668,814

NOTE F – DEBT

Revolving Credit Facility

The Heritage Bank Loan Agreement contains representations and warranties, covenants, and other provisions customary to transactions of this nature. As of March 31, 2018, the Company was in compliance with all financial covenants. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 7.75% at March 31, 2018 and 7.50% at December 31, 2017. The outstanding balance on the Credit Facility was $622,852 and $682,211 at March 31, 2018 and December 31, 2017, respectively. The remaining available borrowing capacity was approximately $429,000 and $202,000 at March 31, 2018 and December 31, 2017, respectively.

On March 31, 2018, an amendment to the revolving credit facility with Heritage Bank was executed to amend certain terms of the Heritage Bank Loan Agreement. Among the terms of the amendment was that if the Company fails to comply with required EBITDA covenants as of any particular quarterly measurement date, the Company will be deemed to be in compliance as of the measurement date if the Company’s unrestricted cash maintained at Heritage Bank is in excess of $5,000,000.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

NOTE G – PREFERRED STOCK

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of March 31, 2018, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $419,393, which includes cumulative accrued unpaid dividends of $159,393, and second, Series A with a preference value of $1,544,394, which includes cumulative accrued unpaid dividends of $619,394. As of December 31, 2017, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $414,258, which includes cumulative accrued unpaid dividends of $154,258, and second, Series A with a preference value of $1,526,141, which includes cumulative accrued unpaid dividends of $601,141.

NOTE H – CAPITAL STOCK

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of March 31, 2018 and December 31, 2017 the Company had 133,989,919 and 133,695,111 common shares issued and outstanding.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of March 31, 2018.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	2,000,000	8.76	$0.14	2,000,000	$0.14
$0.16 - $0.99	1,307,399	5.23	0.20	1,112,399	0.20
	3,307,399	7.37	$0.16	3,112,399	$0.16

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2017	2,832,725	$0.18
Granted	3,000,000	0.14
Exercised	–	–
Cancelled or expired	(1,456,251)	0.17
Outstanding at December 31, 2017	4,376,474	$0.16
Granted	–	–
Exercised	–	–
Cancelled or expired	(1,069,075)	0.14
Outstanding at March 31, 2018	3,307,399	$0.16

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

There were zero and 3,000,000 options granted, 1,069,075 and zero options cancelled or expired and zero options exercised during the three months ended March 31, 2018 and 2017, respectively. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 was $1,531 and $314,686, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20	250,000	3.52	$0.20	250,000	$0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2017	300,000	$0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	(50,000)	0.18
Outstanding at December 31, 2017	250,000	0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at March 31, 2018	250,000	$0.20

There were no warrants granted, exercised, cancelled or forfeited during the three months ended March 31, 2018 and 2017, respectively.

NOTE J – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018 and during the year ended December 31, 2017, the Company agreed to issue common stock in the amount of $36,000 and $144,000 to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings.

Upon execution of their employment agreements during the three months ended March 31, 2017, each Messrs. Tienor, Sobieski and Koch, was granted 1,000,000 stock options at their fair market value and were scheduled to vest over a three year period. However, pursuant to their employment agreements, the stock options vested immediately upon the sale of the Company’s subsidiary, EthoStream, in March 2017. Effective with the sale of the assets of EthoStream LLC, Mr. Koch was hired by DCI. In compliance with the terms of Mr. Koch’s stock option grant letter, Mr. Koch’s stock options were canceled during the period ended March 31, 2018.

During the three months ended March 31, 2017, Messrs. Tienor, Sobieski and Koch, earned a bonus of $29,250 contingent on the sale and sale price amount of Ethostream.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

NOTE K – COMMITMENTS AND CONTINGENCIES

Office Lease Obligations

Commitments for minimum rentals under non-cancelable leases as of March 31, 2018 are as follows:

2018 (remainder of)	$156,383
2019	159,253
2020	164,903
2021	182,512
2022	190,141
2023 and thereafter	573,883
Total	$1,427,075

Rental expenses charged to operations for the three months ended March 31, 2018 and 2017 was $83,882 and $34,020, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Sales Tax

The following table sets forth the change in the sales tax accrual as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Balance, beginning of year	$83,282	$274,869
Sales tax collected	35,133	297,673
Provisions	6,734	(33,000)
Interest and penalties	–	(5,890)
Payments	(81,000)	(450,370)
Balance, end of period	$44,149	$83,282

NOTE L – BUSINESS CONCENTRATION

For the three months ended March 31, 2018, one customer represented approximately 14% of total net revenues. For the three months ended March 31, 2017, one customer represented approximately 11% of total net revenues. As of March 31, 2018, three customers accounted for approximately 38% of the Company’s net accounts receivable. As of December 31, 2017, three customers accounted for approximately 54% of the Company’s net accounts receivable.

Purchases from one supplier approximated $760,000, or 82%, of purchases for the three months ended March 31, 2018 and $595,000, or 68%, of purchases for the three months ended March 31, 2017. Total due to this supplier, net of deposits, was approximately $23,142 as of March 31, 2018, and $32,697 as of December 31, 2017.

NOTE M – DISCONTINUED OPERATIONS

During the year ended December 31, 2017, the Company, and EthoStream, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DCI-Design Communications LLC (“DCI”), a Delaware limited liability company, whereby DCI acquired substantially all of the assets and certain liabilities of EthoStream for a base purchase price of $12,750,000. The Purchase Agreement provided that $900,000 of the $12,750,000 base purchase price was placed into an escrow account to support potential indemnification obligations of up to $800,000 and net working capital adjustments of up to $100,000. On April 06, 2018, the Company received the $800,000 disbursement from the funds held in escrow. The Company reclassified the balance from restricted cash to cash at March 31, 2018.

On March 29, 2017, pursuant to the terms and the conditions of the Purchase Agreement, the Company closed on the sale.

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

As of March 31, 2018 and December 31, 2017 there were no assets or liabilities of discontinued operations.

The following table summarizes the statements of operations information for discontinued operations.

	For the Three Months Ended March 31,
	2018	2017
Revenues, net:
Product	$–	$653,839
Recurring	–	925,837
Total Net Revenues	–	1,579,676

Cost of Sales:
Product	–	424,829
Recurring	–	209,179
Total Cost of Sales	–	634,008

Gross Profit	–	945,668

Operating Expenses:
Selling, general and administrative	–	262,034
Depreciation and amortization	–	60,420
Total Operating Expenses	–	322,454

Income from Discontinued Operations before Provision for Income Taxes	–	623,214

Provision for Income Taxes	–	51,412
Income from Discontinued Operations (net of tax)	$–	$571,802

The consolidated statements of cash flows do not present the cash flows from discontinued operations for investing activities or financing activities because there were no investing or financing activities associated with the discontinued operations in the periods ended March 31, 2018 and 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three months ended March 31, 2018, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2017, filed with the US. Securities and Exchange Commission (the “SEC”) April 2, 2018.

Business

Telkonet, Inc. (the “Company”, “Telkonet”), formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart Platform of intelligent automation solutions designed to optimize energy efficiency, comfort and analytics in support of the emerging Internet of Things (“IoT”).

In October of 2016, the Company, under the direction and authority of the Board of Directors, committed to a plan to offer for sale EthoStream LLC (“EthoStream”), its wholly-owned High-Speed Internet Access (“HSIA”) subsidiary. While EthoStream is one of the largest public HSIA providers in the world, providing services to more than 12.0 million users monthly across a network of approximately 1,800 locations, the Company will focus on its higher growth potential EcoSmart Platform line. As a result of this decision to sell EthoStream, the operating results of EthoStream for the period ended March 31, 2017 have been reclassified as discontinued operations in the condensed consolidated statement of operations. The sale closed on March 29, 2017.

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

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for the remainder of 2018 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.  Factors that could cause or contribute to such differences include those risks affecting the Company’s business as described in the Company’s filings with the SEC, including the current reports on Form 8-K, which factors are incorporated herein by reference. The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

Critical Accounting Policies and Estimates and New Accounting Pronouncements

Please refer to the Company’s form 10K filed April 2, 2018 for critical accounting policies and estimates. For information regarding recent accounting pronouncements and their effect on the Company, see “New Accounting Pronouncements” in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	March 31, 2018		March 31, 2017		Variance

Product	$1,503,658	94%	$1,810,385	95%	$(306,727)	-17%
Recurring	101,538	6%	102,842	5%	(1,304)	-1%
Total	$1,605,196	100%	$1,913,227	100%	$(308,031)	-16%

Product Revenue

Product revenue principally arises from the sale and installation of the EcoSmart energy management platform. The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products switches, outlets and a control platform.

For the three months ended March 31, 2018, product revenue decreased by 17% or $0.30 million when compared to the prior year period. The hospitality market comprised $1.20 million of product sales for the three months ended March 31, 2018, a $0.13 million decrease from the prior year period. The education market sales for the three months ended March 31, 2018 decreased $0.09 million from the prior year period to $0.29 million, and the Multiple Dwelling Unit (“MDU”) market decreased $0.07 million from $0.09 million at March 31, 2017 to $0.02 million for the current period. The Company’s commitment to access distribution channels through resellers and value added distribution partners continued to grow. Product revenue derived from channel partners increased by $0.2 million for the three months ended March 31, 2018 compared to the prior year period.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the three months ended March 31, 2018, recurring revenue decreased by nominal amount or 1% when compared to the prior year period. Non renewals outpaced new sales.

Cost of Sales

	Three Months Ended
	March 31, 2018		March 31, 2017		Variance

Product	$994,237	66%	$1,008,045	56%	$(13,808)	-1%
Recurring	59,997	59%	30,018	29%	29,979	100%
Total	$1,054,234	66%	$1,038,063	54%	$16,171	2%

Costs of Product Sales

Costs of product revenue include equipment and installation labor related to EcoSmart technology. For the three months ended March 31, 2018, product costs decreased by 1% compared to the prior year. Cost of materials decreased by 16% or $0.08 million compared to the prior year period, the result of a decrease in sales. The Company’s use of outside contractors for installations decreased resulting in a $0.13 million decrease in contractor services costs. The decrease in sales resulted in a $0.05 million decrease in salary, wages and travel expense. These decreases were offset by a $0.24 million increase in inventory write offs.

Costs of Recurring Revenue

Recurring costs are comprised of labor and telecommunication services for our customer service department. For the three months ended March 31, 2018, recurring costs increased by 100% compared to the prior year period. This $0.03 million variance was due to an increase in salary, benefits and temporary staffing.

Gross Profit

	Three Months Ended
	March 31, 2018		March 31, 2017		Variance

Product	$509,421	34%	$802,340	44%	$(292,919)	-37%
Recurring	41,541	41%	72,824	71%	(31,283)	-43%
Total	$550,962	34%	$875,164	46%	$(324,202)	-37%

Gross Profit on Product Revenue

Gross profit for the three months ended March 31, 2018 decreased by 37% when compared to the prior year period. The actual gross profit percentage decreased from 46% for the three months ended March 31, 2017 to 34% for the three months ended March 31, 2018. Contributing to the decrease in margin was a $0.24 million inventory valuation adjustment as well as increased customer discounts on product sales. The inventory valuation adjustments were due to standard cost adjustments, the write down of obsolete inventory and a reclassification of parts that should have been expensed.

Gross Profit on Recurring Revenue

The gross profit associated with recurring revenue decreased by 43% for the three months ended March 31, 2018 when compared to the prior year period. The decrease was directly related to the cost of goods sold salary and wage increases.

Operating Expenses

	Three Months Ended March 31,
	2018	2017	Variance

Total	$1,732,598	$2,158,058	$(425,460)	-20%

During the three months ended March 31, 2018, operating expenses decreased by 20% when compared to the prior year period as outlined below.

Research and Development

	Three Months Ended March 31,
	2018	2017	Variance

Total	$438,780	$378,456	$60,324	16%

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. During the three months ended March 31, 2018, research and development costs increased 16% when compared to the prior year period. The variance is due to an approximate $0.07 million increase in expenditures for consulting offset by a $0.01 million decrease in certification expense.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2018	2017	Variance

Total	$1,276,903	$1,769,693	$(492,790)	-28%

During the three months ended March 31, 2018, selling, general and administrative expenses decreased over the prior year period by 28%. For the three month comparison, the majority of the variance is attributed to bonus and stock options granted to certain executives for $0.4 million. Salaries and benefits decreased by $0.14 million as personal transitioned with the sale of EthoStream, LLC. The Company’s marketing expense decreased by $0.04 million, a consulting firm was not retained and commission expense decreased. Bad debt also decreased by $0.02 million. These costs were offset by an increase in rent of $0.05 million, the Company now leases a warehouse for inventory storage and a $0.04 million increase in tradeshow expense.

Income from Discontinued Operations, Net of Tax

	Three Months Ended March 31,
	2018	2017	Variance

Total	$–	$571,802	$(571,802)	-100%

Income from discontinued operations decreased $0.06 million for the three months ended March 31, 2018 over the prior year. For the three months ended March 31, 2018 there was no activity from discontinued operations.

EBITDA from Continuing Operations

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), income (loss) from operations, or any other measure for determining operating performance of liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the three months ended March 31, 2018 and 2017, the Company excluded items in the following general category described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous period.

•	Bonus paid to executives upon sale of discontinued operations: The Company does not consider the bonuses of $87,750 associated with the sale of EthoStream to be indicative of current or future operating performance. Therefore, the Company does not consider the inclusion of these costs helpful in assessing its current financial performance compared to the previous year.

RECONCILIATION OF NET LOSS FROM

CONTINUING OPERATIONS TO ADJUSTED EBITDA

FOR THE THREE MONTHS ENDED MARCH 31,

	2018	2017
Net loss from continuing operations	$(1,184,166)	$(1,294,238)
Interest (income) expense, net	2,530	10,353
Provision for income taxes	–	991
Depreciation and amortization	16,915	9,909
EBITDA – continuing operations	(1,164,721)	(1,272,985)
Adjustments:
Stock-based compensation	1,531	314,686
Bonus paid to executives upon sale of discontinued operations	–	87,750
Adjusted EBITDA – continuing operations	$(1,163,190)	$(870,549)

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private and public offerings of the Company’s equity securities, the issuance of various debt instruments and asset based lending, and the sale of assets.

Working Capital

Working capital (current assets in excess of current liabilities) from continuing operations decreased by $1,590,306 during the three months ended March 31, 2018 from working capital of $9,480,565 at December 31, 2017 to a working capital of $7,890,259 at March 31, 2018.

Revolving Credit Facility

The Heritage Bank Loan Agreement contains representations and warranties, covenants, and other provisions customary to transactions of this nature. As of March 31, 2018, the Company was in compliance with all financial covenants. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 7.75% at March 31, 2018 and 7.50% at December 31, 2017. The outstanding balance on the Credit Facility was $622,852 and $682,211 at March 31, 2018 and December 31, 2017, respectively. The remaining available borrowing capacity was approximately $429,000 and $202,000 at March 31, 2018 and December 31, 2017, respectively.

On March 31, 2018, an amendment to the revolving credit facility with Heritage Bank was executed to amend certain terms of the Heritage Bank Loan Agreement. Among the terms of the amendment was that if the Company fails to comply with required EBITDA covenants as of any particular quarterly measurement date, the Company will be deemed to be in compliance as of the measurement date if the Company’s unrestricted cash maintained at Heritage Bank is in excess of $5,000,000.

Cash Flow Analysis

Cash used in continuing operations was $991,884 and $1,073,493 during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, our primary capital needs included costs incurred to increase energy management sales, inventory procurement and managing current liabilities. The working capital changes during the three months ended March 31, 2018 were primarily related to an approximate $329,000 decrease in accounts receivable, a $416,000 decrease in inventory, a $283,000 decrease in accounts payable, a $295,000 increase in customer asset, a $124,000 decrease in customer deposits and a $273,000 decrease in deferred revenue that were both reclassified to contract liabilities which increased $653,000 and a $219,000 increase in prepaid expenses. The working capital changes during the three months ended March 31, 2017 were primarily related to an approximate $324,000 increase in accounts receivable, offset by an $88,000 decrease in inventory and a $74,000 decrease in accrued liabilities and expenses and a $132,000 increase in accounts payable. Accounts receivable fluctuates based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Cash used in investing activities was $7,493 during the three months ended March 31, 2018. Cash provided by investing activities was $12,431,521 during the three months ended March 31, 2017. During the three months ended March 31, 2018, the Company purchased approximately $7,493 of computer equipment. During the three months ended March 31, 2017, the cash provided by investing activities reflects the proceeds less adjustments associated with the sale of the assets and certain liabilities of the Company’s wholly-owned subsidiary, EthoStream.

Cash used in financing activities was $59,359 and $1,062,129 during the three months ended March 31, 2018 and 2017, respectively. Proceeds borrowed from the line of credit were $220,610 and cash used for payments on the line of credit were $279,969 during the three months ended March 31, 2018. The Heritage Bank Loan Agreement for the Company’s line of credit included the Company and EthoStream, as co borrowers. Upon closing the EthoStream sale transaction on March 29, 2017, the entire balance outstanding on the Credit Facility, $1,062,129 was repaid

We are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

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

Acquisition or Disposition of Property and Equipment

The Company does not anticipate significant purchases of property or equipment during the next twelve months. The Waukesha, Wisconsin lease may require additional furniture, shelving, computer equipment and peripherals to be used in the Company’s day-to-day operations.

Item 4.  Controls and Procedures.

As of March 31, 2018, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Management has identified control deficiencies regarding the lack of segregation of duties due to the limited size of the Company’s accounting department, a failure to implement adequate internal control over financial reporting including in our IT general control environment, and the need for a stronger internal control environment particularly in our financial reporting and close process. We lack sufficient personnel resources and technical accounting and reporting expertise to appropriately address certain accounting and financial reporting matters in accordance with generally accepted accounting principles. We did not have an adequate process or appropriate controls in place to support the accurate reporting of our financial results and disclosures on our Form 10-Q. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements as of March 31, 2018 and 2017 included in this Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 are fairly stated, in all material respects, in accordance with GAAP.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Item 1A.  Risk Factors.

There have been no material changes to risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017 in response to Item 1A of Form 10-K.

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

Telkonet, Inc. Registrant

Date: May 15, 2018	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: May 15, 2018	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

