Form 10-Q
period 2018-06-30
TELKONET INC
filed 2018-08-14
CIK 1094084

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 31, 2018 is 133,989,919.

TELKONET, INC.

FORM 10-Q for the Six Months Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6,316,887	$8,385,595
Restricted cash on deposit	10,000	810,000
Accounts receivable, net	1,983,427	1,610,286
Inventories	982,568	1,259,536
Contract assets	353,684	–
Prepaid expenses and other current assets	596,104	143,566
Income taxes receivable	17,300	17,300
Total current assets	10,259,970	12,226,283

Property and equipment, net	278,120	304,170

Other assets:
Deposits	17,130	17,130
Total other assets	17,130	17,130

Total Assets	$10,555,220	$12,547,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$960,210	$978,207
Accrued liabilities and expenses	734,780	668,814
Line of credit	–	682,211
Contract liabilities - current	841,190	–
Deferred revenues - current	–	292,106
Customer deposits	–	124,380
Total current liabilities	2,536,180	2,745,718

Long-term liabilities:
Contract liabilities – long term	205,820	–
Deferred revenues - long term	–	219,960
Deferred lease liability - long term	61,841	48,839
Total long-term liabilities	267,661	268,799

Commitments and contingencies

Stockholders’ Equity
Series A, par value $.001 per share; 215 shares issued, 185 shares outstanding at June 30, 2018 and December 31, 2017, preference in liquidation of $1,562,848 and $1,526,141 as of June 30, 2018 and December 31, 2017, respectively	1,340,566	1,340,566
Series B, par value $.001 per share; 538 shares issued, 52 shares outstanding at June 30, 2018 and December 31, 2017, preference in liquidation of $424,583 and $414,258 as of June 30, 2018 and December 31, 2017, respectively	362,059	362,059
Common stock, par value $.001 per share; 190,000,000 shares authorized; 133,989,919 and 133,695,111 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	133,989	133,695
Additional paid-in-capital	127,460,169	127,421,402
Accumulated deficit	(121,545,404)	(119,724,656)
Total stockholders’ equity	7,751,379	9,533,066

Total Liabilities and Stockholders’ Equity	$10,555,220	$12,547,583

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues, net:
Product	$2,820,805	$2,013,922	$4,324,463	$3,824,307
Recurring	153,357	110,201	254,895	213,043
Total Net Revenue	2,974,162	2,124,123	4,579,358	4,037,350

Cost of Sales:
Product	1,376,729	1,065,914	2,370,966	2,073,959
Recurring	66,482	32,627	126,479	62,645
Total Cost of Sales	1,443,211	1,098,541	2,497,445	2,136,604

Gross Profit	1,530,951	1,025,582	2,081,913	1,900,746

Operating Expenses:
Research and development	431,856	444,557	870,636	823,013
Selling, general and administrative	1,291,103	1,438,069	2,568,006	3,207,762
Depreciation and amortization	16,628	9,880	33,543	19,789
Total Operating Expenses	1,739,587	1,892,506	3,472,185	4,050,564

Operating Loss	(208,636)	(866,924)	(1,390,272)	(2,149,818)

Other Income (Expenses):
Interest income (expense), net	4,054	4,428	1,524	(5,925)
Total Other Income (Expense)	4,054	4,428	1,524	(5,925)

Loss from Continuing Operations before Provision for Income Taxes	(204,582)	(862,496)	(1,388,748)	(2,155,743)

Provision for Income Taxes	2,000	6,910	2,000	7,901
Net loss from continuing operations	(206,582)	(869,406)	(1,390,748)	(2,163,644)
Discontinued Operations:
Gain from sale of discontinued operations (net of tax)	–	–	–	6,384,871
Income from discontinued operations (net of tax)	–	18,855	–	590,657
Net income (loss) attributable to common stockholders	$(206,582)	$(850,551)	$(1,390,748)	$4,811,884

Net income (loss) per common share:
Basic - continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Basic - discontinued operations	$–	$0.00	$–	$0.05
Basic – net income (loss) attributable to common stockholders	$(0.00)	$(0.01)	$(0.01)	$0.04

Diluted - continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Diluted - discontinued operations	$–	$0.00	$–	$0.05
Diluted – net income (loss) attributable to common stockholders	$(0.00)	$(0.01)	$(0.01)	$0.04

Weighted Average Common Shares Outstanding – basic	133,989,919	133,015,191	133,843,329	132,894,833
Weighted Average Common Shares Outstanding –diluted	133,739,919	133,015,191	133,961,689	133,490,201

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS FROM JANUARY 1, 2018 THROUGH JUNE 30, 2018

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	185	$1,340,566	52	$362,059	133,695,111	$133,695	$127,421,402	$(119,724,656)	$9,533,066

January 1, 2018, Cumulative effect of a change in accounting principle related to ASC 606, net of tax	–	–	–	–	–	–	–	(430,000)	(430,000)

Shares issued to directors	–	–	–	–	294,808	294	35,706	–	36,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	3,061	–	3,061

Net loss	–	–	–	–	–	–	–	(1,390,748)	(1,390,748)

Balance at June 30, 2018	185	$1,340,566	52	$362,059	133,989,919	$133,989	$127,460,169	$(121,545,404)	$7,751,379

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(1,390,748)	$4,811,884
Less: Net income from discontinued operations	–	(590,657)
Gain on sale of discontinued operations	–	(6,384,871)
Net loss from continuing operations	(1,390,748)	(2,163,644)

Adjustments to reconcile net (loss) from continuing operations to cash used in operating activities of continuing operations:
Stock-based compensation expense	3,061	318,202
Shares issued to directors as compensation	36,000	72,000
Depreciation	33,543	19,789
Provision for doubtful accounts, net of recoveries	(75)	72,396

Changes in operating assets and liabilities:
Accounts receivable	(373,066)	(140,141)
Inventories	276,968	74,559
Prepaid expenses and other current assets	(452,538)	(182,864)
Deposits and other long term assets	–	(17,130)
Accounts payable	(17,997)	(97,175)
Accrued liabilities and expenses	65,966	(76,498)
Contract liability	268,010	–
Deferred revenue	(512,066)	144,608
Related party payable	–	(97,127)
Customer deposits	(124,380)	159,975
Contract assets	(4,684)	–
Income tax payable	–	139,884
Deferred lease liability	13,002	3,098
Net Cash Used In Operating Activities of Continuing Operations	(2,179,004)	(1,770,068)
Net Cash Provided By Operating Activities of Discontinued Operations	–	517,242
Net Cash Used In Operating Activities	(2,179,004)	(1,252,826)

Cash Flows From Investing Activities:
Purchase of property and equipment	(7,493)	(12,011)
Net proceeds from sale of subsidiary	–	11,805,220
Net Cash Used In Investing Activities of Continuing Operations	(7,493)	11,793,209

Cash Flows From Financing Activities:
Net payments on line of credit	(682,211)	(1,062,129)
Net Cash Used In Financing Activities of Continuing Operations	(682,211)	(1,062,129)

Net increase (decrease) in cash and cash equivalents	(2,868,708)	9,478,254
Cash and cash equivalents at the beginning of the period	9,195,595	791,858
Cash, cash equivalents and restricted cash at the end of the period	$6,326,887	$10,270,112

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$5,326	$11,173
Cash paid during the period for income taxes, net of refunds	–	8,151

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2017 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC. Refer to Note C – Revenue for the adoption of a new revenue recognition standard in the first quarter of 2018.

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

On March 28, 2017, the Company sold substantially all of the assets of its wholly-owned subsidiary, EthoStream LLC. Refer to Note M for further details.

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

The Company reported a net loss from continuing operations of $1,390,748 for the six months ended June 30, 2018, had cash used in operating activities from continuing operations of $2,179,004, had an accumulated deficit of $121,545,405 and total current assets in excess of current liabilities of $7,723,791 as of June 30, 2018.

Income (Loss) per Common Share

The Company computes earnings per share under Accounting Standards Codification (“ASC”) 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the six months ended June 30, 2018 and 2017, there were 3,557,399 and 5,701,800 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

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

Revenue from Contracts with Customers

Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606, the Standard”) supersedes nearly all legacy revenue recognition guidance. ASC 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue based on when it satisfies its performance obligations by transferring control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for said goods or services.

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

Deferred revenue includes deferrals for the monthly support service fees. Long-term deferred revenue represents support service fees that will be recognized as revenue after June 30, 2019.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the six months ended June 30, 2018 and the year ended December 31, 2017, the Company experienced returns of approximately 1% to 2% of materials included in the cost of sales. As of June 30, 2018 and December 31, 2017, the Company recorded warranty liabilities in the amount of $60,622 and $59,892, respectively, using this experience factor range.

Product warranties for the six months ended June 30, 2018 and the year ended December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Beginning balance	$59,892	$95,540
Warranty claims incurred	(7,117)	(84,087)
Provision charged to expense	7,847	48,439
Ending balance	$60,622	$59,892

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

Effective January 1, 2018, the Company has adopted ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, (“Update 2016-18”). Update 2016-18 provides guidance on the classification of restricted cash in the statement of cash flows. The amendments are effective for interim and annual periods beginning after December 15, 2017. The amendments in Update 2016-18 was adopted on a retrospective basis. Due to the adoption of ASU 2016-18, the cash, cash equivalents and restricted cash presented in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017 increased by $10,000 and $900,000 of restricted cash held as of June 30, 2018 and 2017, respectively.

NOTE C– REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended June 30, 2018.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Recurring	$133,468	$11,055	$8,834	$–	$153,357
Product	2,061,985	645,658	47,636	65,526	2,820,805
	$2,195,453	$656,713	$56,470	$65,526	$2,974,162

The following table presents the Company’s product and recurring revenues disaggregated by industry for the six months ended June 30, 2018.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Recurring	$224,730	$21,310	$8,855	$–	$254,895
Product	3,543,140	639,928	67,962	73,433	4,324,463
	$3,767,870	$661,238	$76,817	$73,433	$4,579,358

Sales taxes and other usage-based taxes are excluded from revenues.

Contract assets

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billing occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Condensed Consolidated Balance Sheet. The balance of contract assets as of June 30, 2018 and at the date of adoption of ASC 606 was $0.35 million and $0.35 million, respectively. There were approximately $0.1 million of costs incurred to fulfill a contract in the closing balance of contract assets.

Contract liabilities

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. As of June 30, 2018 and at the date of adoption of ASC 606, contract liabilities were $1.05 million and $0.78 million, respectively. The change in the contract liability balance during the six-month period ended June 30, 2018 is the result of cash payments received and billing in advance of satisfying performance obligations, less $0.79 million of revenue recognized during the period that was included in the contract liability balance at the date of adoption.

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

The tables below present the impacts of our adoption of the new revenue standard on our income statement and balance sheet.

	For the Three Months Ended June 30, 2018
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement:
Sales	$2,974,162	$3,054,562	$(80,400)
Cost of Goods Sold	1,443,211	1,466,011	(22,800)
Net loss	$206,582	$148,982	$57,600

	For the Six Months Ended June 30, 2018
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement:
Sales	$4,579,358	$4,762,758	$(183,400)
Cost of Goods Sold	2,497,446	2,554,746	(57,300)
Net loss	$1,390,748	$1,264,648	$126,100

	As of June 30, 2018
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet:
Assets
Contract Assets	$353,684	–	$353,684
Inventories	982,568	1,164,932	(182,364)
Liabilities
Contract Liabilities	1,047,010	–	1,047,010
Customer Deposits	–	66,226	(66,226)
Deferred Revenue - Current	–	47,439	(47,439)
Deferred Revenue – Long Term	–	205,925	(205.925)
Equity
Accumulated Deficit	–	556,100	$(556,100)

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

Remaining performance obligations

As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $0.35 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Accounts receivable	$1,996,969	$1,632,459
Allowance for doubtful accounts	(13,542)	(22,173)
Accounts receivable, net	$1,983,427	$1,610,286

NOTE E – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Accrued liabilities and expenses	$387,920	$294,709
Accrued payroll and payroll taxes	243,908	230,931
Accrued sales taxes, penalties, and interest	42,330	83,282
Product warranties	60,622	59,892
Total accrued liabilities and expenses	$734,780	$668,814

NOTE F – DEBT

Revolving Credit Facility

The Heritage Bank Loan Agreement (the “Credit Facility”) contains representations and warranties, covenants, and other provisions customary to transactions of this nature. As of June 30, 2018, the Company was in compliance with all financial covenants. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 8% at June 30, 2018 and 7.50% at December 31, 2017. The outstanding balance on the Credit Facility was zero and $682,211 at June 30, 2018 and December 31, 2017, respectively. The remaining available borrowing capacity was approximately $1,622,000 and $202,000 at June 30, 2018 and December 31, 2017, respectively.

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

NOTE G – PREFERRED STOCK

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of June 30, 2018, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $424,583, which includes cumulative accrued unpaid dividends of $164,583, and second, Series A with a preference value of $1,562,848, which includes cumulative accrued unpaid dividends of $637,848. As of December 31, 2017, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $414,258, which includes cumulative accrued unpaid dividends of $154,258, and second, Series A with a preference value of $1,526,141, which includes cumulative accrued unpaid dividends of $601,141.

NOTE H – CAPITAL STOCK

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of June 30, 2018 and December 31, 2017 the Company had 133,989,919 and 133,695,111 common shares issued and outstanding.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of June 30, 2018.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	2,000,000	8.51	$0.14	2,000,000	$0.14
$0.16 - $0.99	1,307,399	4.98	0.20	1,127,399	0.20
	3,307,399	7.12	$0.16	3,127,399	$0.16

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2017	2,832,725	$0.18
Granted	3,000,000	0.14
Exercised	–	–
Cancelled or expired	(1,456,251)	0.17
Outstanding at December 31, 2017	4,376,474	$0.16
Granted	–	–
Exercised	–	–
Cancelled or expired	(1,069,075)	0.14
Outstanding at June 30, 2018	3,307,399	$0.16

There were zero and 3,000,000 options granted, 1,069,075 and zero options cancelled or expired and zero options exercised during the six months ended June 30, 2018 and 2017, respectively. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 was $1,531 and $3,516, respectively, and $3,061, and $318,202, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20	250,000	3.27	$0.20	250,000	$0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2017	300,000	$0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	(50,000)	0.18
Outstanding at December 31, 2017	250,000	0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at June 30, 2018	250,000	$0.20

There were no warrants granted, exercised, cancelled or forfeited during the six months ended June 30, 2018 and 2017.

NOTE J – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018 and during the year ended December 31, 2017, the Company agreed to issue common stock in the amount of $36,000 and $144,000, respectively, to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings.

Upon execution of their employment agreements during the six months ended June 30, 2017, the CEO, CTO and former COO, were each granted 1,000,000 stock options at their fair market value and were scheduled to vest over a three year period. However, pursuant to their employment agreements, the stock options vested immediately upon the sale of the Company’s subsidiary, EthoStream, in March 2017. Effective with the sale of the assets of EthoStream, the former COO was hired by DCI. In compliance with the terms of the former COO’s stock option grant letter, the former COO’s stock options were canceled during the six months ended June 30, 2018.

During the six months ended June 30, 2017, the CEO, CTO, and former COO, each earned a bonus of $29,250 that was contingent on the sale and sale price amount of EthoStream.

NOTE K – COMMITMENTS AND CONTINGENCIES

Office Lease Obligations

Commitments for minimum rentals under non-cancelable leases as of June 30, 2018 are as follows:

2018 (remainder of)	$104,543
2019	159,242
2020	164,903
2021	182,512
2022	190,141
2023 and thereafter	573,883
Total	$1,375,224

Rental expenses charged to operations for the three and six months ended June 30, 2018 and 2017 was $170,949 and $114,167, and $87,067 and $80,147 respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Sales Tax

The following table sets forth the change in the sales tax accrual as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Balance, beginning of year	$83,282	$274,869
Sales tax collected	41,817	297,673
Provisions	23,181	(33,000)
Interest and penalties	–	(5,890)
Payments	(105,950)	(450,370)
Balance, end of period	$42,330	$83,282

NOTE L – BUSINESS CONCENTRATION

For the six months ended June 30, 2018, one customer represented approximately 11% of total net revenues. For the six months ended June 30, 2017, no single customer represented 10% or more of total net revenues. As of June 30, 2018, four customers accounted for approximately 54% of the Company’s net accounts receivable. As of December 31, 2017, three customers accounted for approximately 54% of the Company’s net accounts receivable.

Purchases from one supplier approximated $1,975,000, or 88%, of purchases for the six months ended June 30, 2018 and $1,439,000, or 84%, of purchases for the six months ended June 30, 2017. Total due to this supplier, net of deposits, was approximately $490,000, as of June 30, 2018, and $33,000 as of December 31, 2017.

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

On March 29, 2017, pursuant to the terms and the conditions of the Purchase Agreement, the Company closed on the sale.

As of June 30, 2018 and December 31, 2017 there were no assets or liabilities of discontinued operations.

The following table summarizes the statements of operations information for discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues, net:
Product	$–	$–	$–	$653,839
Recurring	–	–	–	925,837
Total Net Revenue	–	–	–	1,579,676

Cost of Sales:
Product	–	(10,225)	–	414,604
Recurring	–	689	–	209,868
Total Cost of Sales	–	(9,536)	–	624,472

Gross Profit	–	9,536	–	955,204

Operating Expenses:
Selling, general and administrative	–	(9,924)	–	252,110
Depreciation and amortization	–	–	–	60,420
Total Operating Expenses	–	(9,924)	–	312,530

Income from Discontinued Operations before Provision for Income Taxes	–	19,460	–	642,674

Provision for Income Taxes	–	605	–	52,017
Income from Discontinued Operations (net of tax)	$–	$18,855	$–	$590,657

The consolidated statements of cash flows do not present the cash flows from discontinued operations for investing activities or financing activities because there were no investing or financing activities associated with the discontinued operations in the periods ended June 30, 2018 and 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three and six months ended June 30, 2018, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2017, filed with the US Securities and Exchange Commission (the “SEC”) on April 2, 2018.

Business

Telkonet, Inc. (the “Company”, “Telkonet”), formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart Platform of intelligent automation solutions designed to optimize energy efficiency, comfort and analytics in support of the emerging Internet of Things (“IoT”).

In October of 2016, the Company, under the direction and authority of the Board of Directors, committed to a plan to offer for sale EthoStream LLC (“EthoStream”), its wholly-owned High-Speed Internet Access (“HSIA”) subsidiary. While EthoStream was one of the largest public HSIA providers in the world, providing services to more than 12.0 million users monthly across a network of approximately 1,800 locations, the Company focused on its higher growth potential EcoSmart Platform line. As a result of this decision to sell EthoStream, the operating results of EthoStream for the three and six months ended June 30, 2017 have been reclassified as discontinued operations in the condensed consolidated statement of operations and as assets and liabilities of discontinued operations. The sale closed on March 29, 2017.

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

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	June 30, 2018		June 30, 2017		Variance

Product	$2,820,805	95%	$2,013,922	95%	$806,883	40%
Recurring	153,357	5%	110,201	5%	43,156	39%
Total	$2,974,162	100%	$2,124,123	100%	$850,039	40%

	Six Months Ended
	June 30, 2018		June 30, 2017		Variance

Product	$4,324,463	94%	$3,824,307	95%	$500,156	13%
Recurring	254,895	6%	213,043	5%	41,852	20%
Total	$4,579,358	100%	$4,037,350	100%	$542,008	13%

Product Revenue

Product revenue principally arises from the sale and installation of the EcoSmart energy management platform. The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products switches, outlets and a control platform.

For the three and six months ended June 30, 2018, product revenue increased by 40% or $0.8 million and 13% or $0.5 million, respectively, when compared to the prior year. For the three months ended June 30, 2018, sales of actual product increased by $0.13 million and installation revenue increased by $0.64 million. The hospitality market comprised $2.06 million of product sales for the three months ended June 30, 2018, a $0.56 million increase from the prior year period. The education market sales for the three months ended June 30, 2018 increased $0.42 million to $0.65 million from $0.23 million for the prior year period. The Multiple Dwelling Unit (“MDU”) market decreased $0.15 million from $0.20 million for the three months ended June 30, 2017 to $0.05 million for the three months ended June 30, 2018. The hospitality market sales for the six months ended June 30, 2018 increased $0.63 million to $3.53 million from $2.9 million for the prior year period. The education market sales for the six months ended June 30, 2018 decreased $0.05 million to $0.65 million from $0.7 million for the prior year period and the MDU market sales for the six months ended June 30, 2018 decreased $0.23 million to $0.07 million from $0.3 million for the prior year period. The Company’s commitment to access distribution channels through resellers and value added distribution partners remained stable. Product revenue derived from channel partners increased $1.3 million for the six months ended June 30, 2018 compared to the prior year period.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the three and six months ended June 30, 2018, recurring revenue increased by 39% and 20%, respectively, when compared to the prior year period.

Cost of Sales

	Three Months Ended
	June 30, 2018		June 30, 2017		Variance

Product	$1,376,729	49%	$1,065,914	53%	$310,815	29%
Recurring	66,482	43%	32,627	30%	33,855	104%
Total	$1,443,211	49%	$1,098,541	52%	$344,670	31%

	Six Months Ended
	June 30, 2018		June 30, 2017		Variance

Product	$2,370,966	55%	$2,073,959	54%	$297,007	14%
Recurring	126,479	50%	62,645	29%	63,834	102%
Total	$2,497,445	55%	$2,136,604	53%	$360,841	17%

Costs of Product Sales

Costs of product revenue include equipment and installation labor related to EcoSmart technology. For the three and six months ended June 30, 2018, product costs increased by 29% and 14%, respectively, compared to the prior year periods. For the three month comparison, the materials costs as a percentage of product sales increased by 37% compared to the comparable period. The cost of materials increased $0.29 million and inventory adjustments decreased $0.09 million. The Company’s use of outside contractors for installations increased resulting in a $0.11 million increase in contractor services costs. For the six month comparison, material costs increased $0.21 million, use of outside contractors for installations increased resulting in a $0.03 million increase in contractor services. These increases were partially offset by a $0.17 million adjustment in inventory costs.

Costs of Recurring Revenue

Recurring costs are comprised of labor and telecommunication services for our customer service department. For the three and six months ended June 30, 2018, recurring costs increased by 104% and 102%, respectively, when compared to the prior year periods. These variances were primarily due to salary, benefits and temporary staffing.

Gross Profit

	Three Months Ended
	June 30, 2018		June 30, 2017		Variance

Product	$1,444,076	51%	$948,008	47%	$496,068	52%
Recurring	86,875	57%	77,574	70%	9,301	12%
Total	$1,530,951	51%	$1,025,582	48%	$505,369	49%

	Six Months Ended
	June 30, 2018		June 30, 2017		Variance

Product	$1,953,497	45%	$1,750,348	46%	$203,149	12%
Recurring	128,416	50%	150,398	71%	(21,982)	(15%	)
Total	$2,081,913	45%	$1,900,746	47%	$181,167	10%

Gross Profit on Product Revenue

Gross profit for the three and six months ended June 30, 2018 increased by 52% and 12%, respectively, when compared to the prior year periods. The actual gross profit percentage increased from 47% for the three months ended June 30, 2017 to 51% for the three months ended June 30, 2018. For the six months ended June 30, 2018 and 2017, the gross profit percentage decreased 1% from 46% at June 30, 2017 to 45% at June 30, 2018. The decrease was directly related to cost of goods sold and outside services.

Gross Profit on Recurring Revenue

The gross profit associated with recurring revenue increased by 12% and decreased by 15%, respectively, for the three and six months ended June 30, 2018 when compared to the prior year periods. For the three months ended June 30, 2018, the actual gross profit percentage decreased 13% compared to the prior year period, from 70% to 57%. For the six months ended June 30, 2018, the actual gross profit percentage decreased 21% compared to the prior year period, from 71% to 50%.

Operating Expenses

	Three Months Ended June 30,
	2018	2017	Variance

Total	$1,739,587	$1,892,506	$(152,919)	(8%)

	Six Months Ended June 30,
	2018	2017	Variance

Total	$3,472,185	$4,050,564	$(578,379)	(14%)

During the three and six months ended June 30, 2018, operating expenses decreased by 8% and 14%, respectively, when compared to the prior year periods as outlined below.

Research and Development

	Three Months Ended June 30,
	2018	2017	Variance

Total	$431,856	$444,557	$(12,701)	(3%)

	Six Months Ended June 30,
	2018	2017	Variance

Total	$870,636	$823,013	$47,623	6%

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. During the three and six months ended June 30, 2018, research and development costs decreased by 3% and increased by 6%, respectively, when compared to the prior year periods. For the three month comparison, the variance is due to an approximate $0.02 million decrease in salaries along with an approximate $0.03 decrease in certification expenses, all partially offset by an increase of $0.05 million for consulting expenses. For the six month comparison the variance is due to a $0.12 million increase in consulting expenses, partially offset by a $0.05 decrease in certification expenses.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2018	2017	Variance

Total	$1,291,103	$1,483,069	$(191,966)	(13%)

	Six Months Ended June 30,
	2018	2017	Variance

Total	$2,568,006	$3,207,762	$(639,756)	(20%)

During the three and six months ended June 30, 2018, selling, general and administrative expenses decreased over the prior year periods by 13% and 20%, respectively. For the three month comparison, due to the sale of EthoStream, the Company was able to decrease executive, accounting and sales salaries, wages and benefits of $0.05 million. An $0.08 million decrease was a result of the Company’s decision to not retain a marketing consulting firm. An $0.05 million decrease was the results of a decrease in bad debt expense.

For the six month comparison, due to the sale of EthoStream, the Company was able to decrease executive, accounting and sales salaries, wages and benefits of $0.16 million. A $0.09 million decrease was a result of the Company’s decision to not retain a marketing consulting firm. A $0.07 million decrease was the results of a decrease in bad debt expense. Additionally, a $0.32 million decrease was the results of a decrease in stock option expense.

Income from Discontinued Operations, Net of Tax

	Three Months Ended June 30,
	2018	2017	Variance

Total	$–	$18,885	$(18,885)	(100%)

	Six Months Ended June 30,
	2018	2017	Variance

Total	$–	$590,657	$(590,657)	(100%)

Income from discontinued operations decreased $0.02 million or 100% and $0.59 million or 100% for the three and six months ended June 30, 2018 over the prior year periods. For the three and six months ended June 30, 2018 there was no activity from discontinued operations.

EBITDA from Continuing Operations

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), income (loss) from operations, or any other measure for determining operating performance of liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the three and six months ended June 30, 2018 and 2017, the Company excluded items in the following general category described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous period.

•	Bonus paid to executives upon sale of discontinued operations: The Company does not consider the bonuses of $87,750 associated with the sale of EthoStream to be indicative of current or future operating performance. Therefore, the Company does not consider the inclusion of these costs helpful in assessing its current financial performance compared to the previous year.

RECONCILIATION OF NET LOSS FROM

CONTINUING OPERATIONS TO ADJUSTED EBITDA

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss from continuing operations	$(206,582)	$(869,406)	$(1,390,748)	$(2,163,644)
Interest (income) expense, net	(4,054)	(4,428)	(1,524)	5,925
Provision for income taxes	2,000	6,910	2,000	7,901
Depreciation and amortization	16,628	9,880	33,543	19,789
EBITDA – continuing operations	(192,008)	(857,044)	(1,356,729)	(2,130,029)
Adjustments:
Stock-based compensation	1,531	3,516	3,061	318,202
Bonus paid to executives upon sale of discontinued operations	–	–	–	87,750
Adjusted EBITDA	$(190,478)	$(853,528)	$(1,353,668)	$(1,724,077)

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private and public offerings of the Company’s equity securities, the issuance of various debt instruments and asset based lending, and the sale of assets.

Working Capital

Working capital (current assets in excess of current liabilities) from continuing operations decreased by $1,756,774 during the six months ended June 30, 2018 from a working capital of $9,480,565 at December 31, 2017 to working capital of $7,723,791 at June 30, 2018.

Revolving Credit Facility

The Heritage Bank Loan Agreement contains representations and warranties, covenants, and other provisions customary to transactions of this nature. As of June 30, 2018, the Company was in compliance with all financial covenants. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 8% at June 30, 2018 and 7.50% at December 31, 2017. The outstanding balance on the Credit Facility was zero and $682,211 at June 30, 2018 and December 31, 2017, respectively. The remaining available borrowing capacity was approximately $1,622,000 and $202,000 at June 30, 2018 and December 31, 2017, respectively.

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

Cash Flow Analysis

Cash used in continuing operations was $2,179,004 and $1,770,068 during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, and managing current liabilities. The working capital changes during the six months ended June 30, 2018 were primarily related to an approximate $373,000 increase in accounts receivable, a $453,000 increase in prepaid expense and other current assets, offset by a $277,000 decrease in inventory, a $124,000 decrease in customer deposits, a $512,000 decrease in deferred revenues and an $18,000 decrease in accounts payable. The working capital changes during the six months ended June 30, 2017 were primarily related to an approximate $140,000 increase in accounts receivable, offset by a $75,000 decrease in inventory, a $160,000 increase in customer deposits, a $76,000 decrease in accrued liabilities and expenses and a $97,000 decrease in accounts payable. Accounts receivable fluctuates based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Cash used in investing activities was $7,493 during the six months ended June 30, 2018. Cash provided by investing activities was $11,793,209 during the six months ended June 30, 2017. During the six months ended June 30, 2018, the cash used by investing activities reflects a decrease of $7,493 associated with the purchase of property and equipment. During the six months ended June 30, 2017, the cash provided reflects the proceeds less adjustments associated with the sale of the assets and certain liabilities assumed of the Company’s wholly-owned subsidiary, EthoStream and a decrease of $12,011 associated with the purchase of computer equipment.

Cash used in financing activities was $682,211 and $1,062,129 during the six months ended June 30, 2018 and 2017, respectively. Cash used for payments on the line of credit were $682,211 during the six months ended June 30, 2018. The Heritage Bank Loan Agreement for the Company’s line of credit included the Company and EthoStream as co borrowers. Upon closing the EthoStream sale transaction on March 29, 2017, the entire balance outstanding on the Credit Facility, $1,062,129, was repaid.

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

Item 4.  Controls and Procedures.

As of June 30, 2018, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Management has identified control deficiencies regarding the lack of segregation of duties due to the limited size of the Company’s accounting department, a failure to implement adequate internal control over financial reporting including in our IT general control environment, and the need for a stronger internal control environment particularly in our financial reporting and close process. We lack sufficient personnel resources and technical accounting and reporting expertise to appropriately address certain accounting and financial reporting matters in accordance with generally accepted accounting principles. We did not have an adequate process or appropriate controls in place to support the accurate reporting of our financial results and disclosures on our Form 10-Q. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements as of June 30, 2018 and 2017 included in this Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017 are fairly stated, in all material respects, in accordance with GAAP.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Item 1A.  Risk Factors.

Investors should consider carefully the following risk factors in addition to the other information included and incorporated by reference in this Quarterly Report on Form 10-Q that we believe are applicable to our business and the industries in which we operate.

New tariffs and evolving trade policy between the United States and China may have a material adverse effect on our business.

During 2018, the United States Federal Government imposed significant tariffs on imports from numerous countries, including China. Subsequent to this, the Office of the United States Trade Representative (“USTR”) announced an initial proposed list of imports from China that could be subject to additional tariffs. The list of imports for which Customs and Border Protection began collecting additional duties during July 2018, focuses on the industrial sector. The Company’s main supplier, accounting for over 80% of total purchases, is located in China. The products that the Company purchases from the supplier are subject to up to 25% tariffs. As a result, the tariffs will directly increase our cost of sales.

In addition, these new tariffs and the evolving trade policy dispute between the United States and China may have a significant impact on the industries in which we participate. Further governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the United States economy, thus, to adversely impact our businesses and results of operations.

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

Telkonet, Inc. Registrant

Date: August 14, 2018	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: August 14, 2018	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

