Form 10-Q
period 2018-09-30
TELKONET INC
filed 2018-11-14
CIK 1094084

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 31, 2018 is 134,536,907.

TELKONET, INC.

FORM 10-Q for the Nine Months Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$5,077,311	$8,385,595
Restricted cash on deposit	10,000	810,000
Accounts receivable, net	1,223,039	1,610,286
Inventories	1,889,985	1,259,536
Contract assets	356,292	–
Prepaid expenses and other current assets	658,969	143,566
Income taxes receivable	27,318	17,300
Total current assets	9,242,914	12,226,283

Property and equipment, net	261,323	304,170

Other assets:
Deposits	17,130	17,130
Total other assets	17,130	17,130

Total Assets	$9,521,367	$12,547,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$643,151	$978,207
Accrued liabilities and expenses	966,617	668,814
Line of credit	255,730	682,211
Contract liabilities – current	865,933	–
Deferred revenues – current	–	292,106
Customer deposits	–	124,380
Total current liabilities	2,731,431	2,745,718

Long-term liabilities:
Contract liabilities – long term	179,304	–
Deferred revenue – long term	–	219,960
Deferred lease liability – long term	66,732	48,839
Total long-term liabilities	246,036	268,799

Commitments and contingencies

Stockholders’ Equity
Series A, par value $.001 per share; 215 shares issued, 185 shares outstanding at September 30, 2018 and December 31, 2017, preference in liquidation of $1,581,508 and $1,526,141 as of September 30, 2018 and December 31, 2017, respectively	1,340,566	1,340,566
Series B, par value $.001 per share; 538 shares issued, 52 shares outstanding at September 30, 2018 and December 31, 2017, preference in liquidation of $429,832 and $414,258 as of September 30, 2018 and December 31, 2017, respectively	362,059	362,059
Common stock, par value $.001 per share; 190,000,000 shares authorized; 134,536,907 and 133,695,111 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	134,536	133,695
Additional paid-in-capital	127,533,151	127,421,402
Accumulated deficit	(122,826,412)	(119,724,656)
Total stockholders’ equity	6,543,900	9,533,066

Total Liabilities and Stockholders’ Equity	$9,521,367	$12,547,583

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues, net:
Product	$1,319,046	$1,904,571	$5,643,509	$5,728,878
Recurring	144,970	131,665	399,865	344,708
Total Net Revenue	1,464,016	2,036,236	6,043,374	6,073,586

Cost of Sales:
Product	881,444	1,160,019	3,252,409	3,233,978
Recurring	68,467	55,702	194,947	118,347
Total Cost of Sales	949,911	1,215,721	3,447,356	3,352,325

Gross Profit	514,105	820,515	2,596,018	2,721,261

Operating Expenses:
Research and development	539,652	500,656	1,410,287	1,323,669
Selling, general and administrative	1,248,204	1,188,905	3,816,210	4,396,667
Depreciation and amortization	16,797	14,616	50,340	34,405
Total Operating Expenses	1,804,653	1,704,177	5,276,837	5,754,741

Operating Loss	(1,290,548)	(883,662)	(2,680,819)	(3,033,480)

Other Income (Expenses):
Interest income (expense), net	9,540	8,722	11,063	2,797
Total Other Income (Expense)	9,540	8,722	11,063	2,797

Loss from Continuing Operations before Provision (Benefit) for Income Taxes	(1,281,008)	(874,940)	(2,669,756)	(3,030,683)

Provision (Benefit) for Income Taxes	–	(3,600)	2,000	4,301
Net loss from continuing operations	(1,281,008)	(871,340)	(2,671,756)	(3,034,984)
Discontinued Operations:
Gain from sale of discontinued operations (net of tax)	–	218,000	–	6,602,871
Income from discontinued operations (net of tax)	–	11,403	–	602,060
Net income (loss) attributable to common stockholders	$(1,281,008)	$(641,937)	$(2,671,756)	$4,169,947

Net income (loss) per common share:
Basic - continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Basic - discontinued operations	$0.00	$0.00	$0.00	$0.05
Basic – net income (loss) attributable to common stockholders	$(0.01)	$(0.01)	$(0.02)	$0.03

Diluted - continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted - discontinued operations	$0.00	$0.00	$0.00	$0.05
Diluted – net income (loss) attributable to common stockholders	$(0.01)	$(0.01)	$(0.02)	$0.03

Weighted Average Common Shares Outstanding – basic	133,989,919	133,231,367	133,892,730	133,007,830
Weighted Average Common Shares Outstanding –diluted	133,491,657	133,231,367	134,017,468	133,405,096

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS FROM JANUARY 1, 2018 THROUGH SEPTEMBER 30, 2018

	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Series B Preferred Stock Shares	Series B Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	185	$1,340,566	52	$362,059	133,695,111	$133,695	$127,421,402	$(119,724,656)	$9,533,066

January 1, 2018, Cumulative effect of a change in accounting principle related to ASC 606, net of tax	–	–	–	–	–	–	–	(430,000)	(430,000)

Shares issued to directors	–	–	–	–	841,796	841	107,159	–	108,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	4,590	–	4,590

Net loss	–	–	–	–	–	–	–	(2,671,756)	(2,671,756)

Balance at September 30, 2018	185	$1,340,566	52	$362,059	134,536,907	$134,536	$127,533,151	$(122,826,412)	$6,543,900

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(2,671,756)	$4,169,947
Less: Net income from discontinued operations	–	(602,060)
Gain on sale of discontinued operations	–	(6,602,871)
Net loss from continuing operations	(2,671,756)	(3,034,984)

Adjustments to reconcile net (loss) from continuing operations to cash used in operating activities of continuing operations:
Stock-based compensation expense	4,590	320,545
Shares issued to directors as compensation	108,000	108,000
Depreciation	50,339	34,405
Provision for doubtful accounts, net of recoveries	101,917	15,013

Changes in operating assets and liabilities:
Accounts receivable	285,330	(380,462)
Inventories	(630,449)	(305,087)
Prepaid expenses and other current assets	(515,403)	(54,941)
Deposits and other long term assets	–	(17,130)
Accounts payable	(335,056)	305,322
Accrued liabilities and expenses	297,803	168,473
Contract liability	266,237	–
Deferred revenue	(512,066)	329,792
Related party payable	–	(97,127)
Customer deposits	(124,380)	49,746
Contract assets	(7,292)	–
Income tax payable	(10,018)	85,884
Deferred lease liability	17,893	12,805
Net Cash Used In Operating Activities of Continuing Operations	(3,674,311)	(2,459,746)
Net Cash Provided By Operating Activities of Discontinued Operations	–	517,242
Net Cash Used In Operating Activities	(3,674,311)	(1,942,504)

Cash Flows From Investing Activities:
Purchase of property and equipment	(7,492)	(142,572)
Net proceeds from sale of subsidiary	–	12,034,623
Net Cash (Used In) Provided By Investing Activities of Continuing Operations	(7,492)	11,892,051

Cash Flows From Financing Activities:
Proceeds from line of credit	1,100,000	3,572,500
Payments on line of credit	(1,526,481)	(4,554,676)
Net Cash Used In Financing Activities of Continuing Operations	(426,481)	(982,176)

Net (decrease) increase in cash and cash equivalents	(4,108,284)	8,967,371
Cash and cash equivalents at the beginning of the period	9,195,595	791,858
Cash, cash equivalents and restricted cash at the end of the period	$5,087,311	$9,759,229

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash transactions:
Cash paid during the period for interest	$21,430	$11,485
Cash paid during the period for income taxes, net of refunds	12,410	58,551

Schedule of Non-Cash Investing Activities:
Unpaid purchases of property and equipment included in accounts payable	$–	$66,693

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2017 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC. Refer to Note C – Revenue for the adoption of a new revenue recognition standard in the first quarter of 2018.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Telkonet Communications, Inc. The prior period accounts of EthoStream LLC have been classified as discontinued operations on the condensed consolidated statement of operations and the condensed consolidated statement of cash flows. All significant intercompany balances and transactions have been eliminated in consolidation.

Unless otherwise noted, all financial information in the consolidated financial statement footnotes reflects the Company’s results from continuing operations.

Liquidity and Financial Condition

We have financed our operations since inception primarily through private and public offerings of our equity securities, the issuance of various debt instruments and asset based lending, and the sale of EthoStream LLC.

The Company reported a net loss from continuing operations of $2,671,756 for the nine months ended September 30, 2018, had cash used in operating activities from continuing operations of $3,674,311, had an accumulated deficit of $122,826,412, and total current assets in excess of current liabilities of $6,511,483 as of September 30, 2018.

Income (Loss) per Common Share

The Company computes earnings per share under Accounting Standards Codification (“ASC”) 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the nine months ended September 30, 2018 and 2017, there were 3,557,399 and 5,621,800 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

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

Revenue from Contracts with Customers

Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606, the Standard”) supersedes nearly all legacy revenue recognition guidance. ASC 606, the Standard outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue based on when it satisfies its performance obligations by transferring control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for said goods or services.

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

Deferred revenue includes deferrals for the monthly support service fees. Long-term deferred revenue represents support service fees that will be recognized as revenue after September 30, 2019.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company experienced returns of approximately 1% to 2% of materials included in the cost of sales. As of September 30, 2018 and December 31, 2017, the Company recorded warranty liabilities in the amount of $47,967 and $59,892, respectively, using this experience factor range.

Product warranties for the nine months ended September 30, 2018 and the year ended December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Beginning balance	$59,892	$95,540
Warranty claims incurred	(25,082)	(84,087)
Provision charged to expense	13,157	48,439
Ending balance	$47,967	$59,892

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

Effective January 1, 2018, the Company has adopted ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, (“Update 2016-18”). Update 2016-18 provides guidance on the classification of restricted cash in the statement of cash flows. The amendments are effective for interim and annual periods beginning after December 15, 2017. The amendments in Update 2016-18 was adopted on a retrospective basis. Due to the adoption of ASU 2016-18, the cash, cash equivalents and restricted cash presented in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017 increased by $10,000 and $800,000 of restricted cash held as of September 30, 2018 and 2017, respectively

NOTE C– REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended September 30, 2018.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Recurring	$103,157	$40,344	$1,469	$–	$144,970
Product	1,222,543	(4,159)	100,604	58	1,319,046
	$1,325,700	$36,185	$102,073	$58	$1,464,016

The following table presents the Company’s product and recurring revenues disaggregated by industry for the nine months ended September 30, 2018.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Recurring	$330,652	$58,449	$10,764	$–	$399,865
Product	4,755,219	647,079	166,454	74,757	5,643,509
	$5,085,871	$705,528	$177,218	$74,757	$6,043,374

Sales taxes and other usage-based taxes are excluded from revenues.

Contract assets

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billing occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Condensed Consolidated Balance Sheet. The balance of contract assets as of September 30, 2018 and at the date of adoption of ASC 606 was $0.36 million and $0.35 million, respectively. There were approximately $0.1 million of costs incurred to fulfill a contract in the closing balance of contract assets.

Contract liabilities

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. As of September 30, 2018 and at the date of adoption of ASC 606, contract liabilities were $1.05 million and $0.78 million, respectively. The change in the contract liability balance during the nine-month period ended September 30, 2018 is the result of cash payments received and billing in advance of satisfying performance obligations, less an immaterial amount of revenue recognized during the period that was included in the contract liability balance at the date of adoption.

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

The tables below present the impacts of our adoption of the new revenue standard on our income statement and balance sheet.

	For the Three Months Ended September 30, 2018
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement:
Sales	$1,464,016	$1,673,809	$(209,793)
Cost of Goods Sold	949,911	1,017,131	(67,220)
Net loss	$(1,281,008)	$(1,138,435)	$142,573

	For the Nine Months Ended September 30, 2018
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement:
Sales	$6,043,374	$6,436,657	$(393,193)
Cost of Goods Sold	3,427,357	3,571, 876	(124,520)
Net loss	$(2,671,756)	$(2,403,083)	$268,673

	As of September 30, 2018
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet:
Assets
Contract Assets	$356,292	$–	$356,292
Accounts Receivable, net	1,223,039	1,432,832	(209,793)
Inventories	1,889,985	1,526,465	363,520
Liabilities
Contract Liabilities	1,045,237	–	1,045,237
Customer Deposits	–	201,143	(201,143)
Deferred Revenue - Current	–	486,136	(486,136)
Deferred Revenue – Long Term	–	179,304	(179,304)
Equity
Accumulated Deficit	$122,826,412	$122,137,739	$(688,673)

The table below presents the cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 after the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

	December 31, 2017	Transition Adjustments	January 1, 2018
Balance Sheet:
Assets
Contract Assets	$–	$110,000	$110,000
Inventories	1,259,536	239,000	1,498,536
Liabilities
Contract Liabilities	–	779,000	779,000
Equity
Accumulated Deficit	$(119,724,656)	$(430,000)	$(120,154,656)

Remaining performance obligations

As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $0.59 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Accounts receivable	$1,335,581	$1,632,459
Allowance for doubtful accounts	(112,542)	(22,173)
Accounts receivable, net	$1,223,039	$1,610,286

NOTE E – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Accrued liabilities and expenses	$590,336	$294,709
Accrued payroll and payroll taxes	291,143	230,931
Accrued sales taxes, penalties, and interest	37,171	83,282
Product warranties	47,967	59,892
Total accrued liabilities and expenses	$966,617	$668,814

NOTE F – DEBT

Revolving Credit Facility

The Heritage Bank Loan Agreement (the “Credit Facility”) contains representations and warranties, covenants, and other provisions customary to transactions of this nature. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 8.3% at September 30, 2018 and 7.50% at December 31, 2017. The outstanding balance on the Credit Facility was $255,730 and $682,211 at September 30, 2018 and December 31, 2017, respectively. The remaining available borrowing capacity was approximately $453,739 and $202,000 at September 30, 2018 and December 31, 2017, respectively.

Covenants and events of default

The Credit Facility contains customary events of default (including the failure to meet certain financial covenants), the occurrence which could allow Heritage Bank of Commerce (“HBOC”) to exercise any one or more of the following rights: declare all obligations immediately due and payable, cease advancing money or extending credit, set off and apply any and all indebtedness at any time owing to or for the credit or the account of a Borrower held by Bank, among other remedies available to HBOC under the Credit Facility. The covenants in the Credit Facility include: a minimum asset coverage ratio (monthly) and maximum quarterly YTD EBITDA Loss values. On November 7, 2018, an amendment to the revolving credit facility with HBOC, effective September 30, 2018 was executed to amend certain terms of the Credit Facility. Among the terms of the amendment, even if the Company fails to comply with required EBITDA covenants as of any particular quarterly measurement date, the Company will be deemed to be in compliance as of the measurement date if the Company’s unrestricted cash maintained at HBOC is in excess of $3 million.

As of September 30, 2018, the Company did not meet the EBITDA covenant for YTD EBITDA loss; however the Company maintained unrestricted cash in excess of $3 million at the bank as of September 30, 2018.

The Company has assessed both historical quarterly trends and average cash burn during the past fiscal year. Per the Company’s assessment, there is uncertainty looking forward to meet both the EBITDA and unrestricted cash covenants during fiscal year 2019.

The Credit Facility matures on September 30, 2019. The Company is exploring alternatives regarding the Credit Agreement with HBOC. There can be no assurance that the Company will be successful in obtaining a modification of the Agreement or financing through another lender, on acceptable terms, if at all.

NOTE G – PREFERRED STOCK

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of September 30, 2018, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $429,832, which includes cumulative accrued unpaid dividends of $169,832, and second, Series A with a preference value of $1,581,508, which includes cumulative accrued unpaid dividends of $656,508. As of December 31, 2017, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $414,258, which includes cumulative accrued unpaid dividends of $154,258, and second, Series A with a preference value of $1,526,141, which includes cumulative accrued unpaid dividends of $601,141.

NOTE H – CAPITAL STOCK

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2018 and December 31, 2017 the Company had 134,536,907 and 133,695,111 common shares issued and outstanding.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of September 30, 2018.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	2,000,000	8.26	0.14	2,000,000	0.14
$0.16 - $0.99	1,282,399	4.83	0.18	1,117,564	0.18
	3,282,399	6.92	0.16	3,117,564	0.16

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2017	2,832,725	$0.18
Granted	3,000,000	0.14
Exercised	–	–
Cancelled or expired	(1,456,251)	0.17
Outstanding at December 31, 2017	4,376,474	$0.16
Granted	–	–
Exercised	–	–
Cancelled or expired	(1,094,075)	0.14
Outstanding at September 30, 2018	3,282,399	$0.16

There were zero and 3,000,000 options granted, 1,094,075 and 280,925 options cancelled or expired and zero options exercised during the nine months ended September 30, 2018 and 2017, respectively. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 was $1,530 and $2,343, respectively, and $4,590 and $320,545, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20	250,000	3.02	0.20	250,000	0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2017	300,000	$0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	(50,000)	0.18
Outstanding at December 31, 2017	250,000	0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at September 30, 2018	250,000	$0.20

There were no warrants granted, exercised, cancelled or forfeited during the nine months ended September 30, 2018 and 2017.

NOTE J – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018 and during the year ended December 31, 2017, the Company agreed to issue common stock in the amount of $108,000 and $144,000, respectively, to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings.

Upon execution of their employment agreements during the nine months ended September 30, 2017, the CEO, CTO and former COO, were each granted 1,000,000 stock options at their fair market value and were scheduled to vest over a three year period. However, pursuant to their employment agreements, the stock options vested immediately upon the sale of the Company’s subsidiary, EthoStream, in March 2017. Effective with the sale of the assets of EthoStream, the former COO was hired by DCI. In compliance with the terms of the former COO’s stock option grant letter, the former COO’s stock options were canceled during the nine months ended September 30, 2018.

During the nine months ended September 30, 2017, the CEO, CTO, and former COO, each earned a bonus of $29,250 that was contingent on the sale and sale price amount of EthoStream.

NOTE K – COMMITMENTS AND CONTINGENCIES

Office Lease Obligations

Commitments for minimum rentals under non-cancelable leases as of September 30, 2018 are as follows:

2018 (remainder of)	$52,272
2019	211,448
2020	223,417
2021	242,785
2022	195,176
2023 and thereafter	573,883
Total	$1,498,980

Rental expenses charged to continuing operations for the three and nine months ended September 30, 2018 and 2017 was $84,620 and $86,649 and $255,568 and $200,816, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Sales Tax

The following table sets forth the change in the sales tax accrual as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Balance, beginning of year	$83,282	$274,869
Sales tax collected	70,758	297,673
Provisions	22,665	(33,000)
Interest and penalties	–	(5,890)
Payments	(139,534)	(450,370)
Balance, end of period	$37,171	$83,282

NOTE L – BUSINESS CONCENTRATION

For the nine months ended September 30, 2018 and 2017, no single customer represented 10% or more of total net revenues. As of September 30, 2018, three customers each accounted for over 10% of the Company’s net accounts receivable, for a total of 43% of net accounts receivables. As of December 31, 2017, three customers accounted for approximately 54% of the Company’s net accounts receivable.

Purchases from one supplier approximated $3,261,000, or 90%, of purchases for the nine months ended September 30, 2018 and $2,122,000, or 86%, of purchases for the nine months ended September 30, 2017. Total due to this supplier, net of deposits, was approximately $226,126 as of September 30, 2018, and $33,000 as of December 31, 2017.

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

On March 29, 2017, pursuant to the terms and the conditions of the Purchase Agreement, the Company closed on the sale.

As of September 30, 2018 and December 31, 2017 there were no assets or liabilities of discontinued operations.

The following table summarizes the statements of operations information for discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues, net:
Product	$–	$–	$–	$653,839
Recurring	–	–	–	925,837
Total Net Revenue	–	–	–	1,579,676

Cost of Sales:
Product	–	(11,600)	–	403,004
Recurring	–	–	–	209,868
Total Cost of Sales	–	(11,600)	–	612,872

Gross Profit	–	11,600	–	966,804

Operating Expenses:
Selling, general and administrative	–	197	–	252,307
Depreciation and amortization	–	–	–	60,420
Total Operating Expenses	–	197	–	312,727

Income from Discontinued Operations before Provision for Income Taxes	–	11,403	–	654,077

Provision for Income Taxes	–	–	–	52,017
Income from Discontinued Operations (net of tax)	$–	$11,403	$–	$602,060

The consolidated statements of cash flows do not present the cash flows from discontinued operations for investing activities or financing activities because there was no investing or financing activities associated with the discontinued operations in three and nine months ended September 30, 2018 and 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three and nine months ended September 30, 2018, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 2, 2018.

Business

Telkonet, Inc. (the “Company”, “Telkonet”), formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart Platform of intelligent automation solutions designed to optimize energy efficiency, comfort and analytics in support of the emerging Internet of Things (“IoT”).

In October of 2016, the Company, under the direction and authority of the Board of Directors, committed to a plan to offer for sale EthoStream LLC (“EthoStream”), its wholly-owned High-Speed Internet Access (“HSIA”) subsidiary. As a result of this decision, the operating results of EthoStream for the three and nine months ended September 30, 2017 have been reclassified as discontinued operations in the condensed consolidated statement of operations and as assets and liabilities of discontinued operations. The sale closed on March 29, 2017.

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

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	September 30, 2018		September 30, 2017		Variance

Product	$1,319,046	90%	$1,904,571	94%	$(585,525)	(31%	)
Recurring	144,970	10%	131,665	6%	13,305	10%
Total	$1,464,016	100%	$2,036,236	100%	$(572,220)	(28%	)

	Nine Months Ended
	September 30, 2018		September 30, 2017		Variance

Product	$5,643,509	93%	$5,728,878	94%	$(85,369)	(1%	)
Recurring	399,865	7%	344,708	6%	55,157	16%
Total	$6,043,374	100%	$6,073,586	100%	$(30,212)	0%

Product Revenue

Product revenue principally arises from the sale and installation of the EcoSmart energy management platform. The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products switches, outlets and a control platform.

For the three and nine months ended September 30, 2018, product revenue decreased by 31% or $0.6 million and 1% or $0.1 million, respectively, when compared to the prior year. For the three months ended September 30, 2018, sales of actual product decreased by $0.21 million and installation revenue decreased by $0.36 million. The hospitality market comprised $1.22 million of product sales for the three months ended September 30, 2018, a $0.08 million decrease from the prior year period. The education market sales for the three months ended September 30, 2018 decreased from $0.4 million to zero for the prior year period. The Multiple Dwelling Unit (“MDU”) market decreased $0.10 million to $0.10 million from $0.20 million for the three months ended September 30, 2017 to $0.10 million for the three months ended September 30, 2018. The hospitality market sales for the nine months ended September 30, 2018 increased $0.56 million to $4.76 million from $4.20 million for the prior year period. The education market sales for the nine months ended September 30, 2018 decreased $0.35 million to $0.65 million from $1.0 million for the prior year period and the MDU market sales for the nine months ended September 30, 2018 decreased $0.33 million to $0.17 million from $0.50 million for the prior year period. The Company’s commitment to access distribution channels through resellers and value added distribution partners remained a key focus. Product revenue derived from channel partners increased $1.5 million for the nine months ended September 30, 2018 compared to the prior year period.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the three and nine months ended September 30, 2018, recurring revenue increased by 10% and 16%, respectively, when compared to the prior year period.

Cost of Sales

	Three Months Ended
	September 30, 2018		September 30, 2017		Variance

Product	$881,444	67%	$1,160,019	61%	$(278,575)	(24%	)
Recurring	68,467	47%	55,702	42%	12,765	23%
Total	$949,911	65%	$1,215,721	60%	$(265,810)	(22%	)

	Nine Months Ended
	September 30, 2018		September 30, 2017		Variance

Product	$3,252,409	58%	$3,233,978	56%	$18,431	1%
Recurring	194,947	49%	118,347	34%	76,600	65%
Total	$3,447,356	57%	$3,352,325	55%	$95,031	3%

Costs of Product Revenue

Costs of product revenue include equipment and installation labor related to EcoSmart technology. For the three and nine months ended September 30, 2018, product costs decreased by 24% and increased 1%, respectively, compared to the prior year periods. For the three month comparison, the materials costs as a percentage of product sales increased by 11% compared to the comparable period. The cost of materials decreased $0.03 million and use of outside contractors for installations decreased $0.17 million. The cost of freight in increased resulting in a $0.06 million increase in freight costs. For the nine month comparison, material costs increased $0.19 million, freight in increased resulting in a $0.09 million increase in freight charges. These increases were partially offset by a $0.19 million decrease in the use of outside contractors for installations.

Costs of Recurring Revenue

Recurring costs are comprised of labor and telecommunication services for our customer service department. For the three and nine months ended September 30, 2018, recurring costs increased by 23% and 65%, respectively, when compared to the prior year periods. These variances were primarily due to salary, benefits and temporary staffing.

Gross Profit

	Three Months Ended
	September 30, 2018		September 30, 2017		Variance

Product	$437,602	33%	$744,552	39%	$(306,950)	(41%	)
Recurring	76,503	53%	75,963	58%	540	1%
Total	$514,105	35%	$820,515	40%	$(306,410)	(37%	)

	Nine Months Ended
	September 30, 2018		September 30, 2017		Variance

Product	$2,391,100	42%	$2,494,900	44%	$(103,800)	(4%	)
Recurring	204,918	51%	226,361	66%	(21,443)	(9%	)
Total	$2,596,018	43%	$2,721,261	45%	$(125,243)	(5%	)

Gross Profit on Product Revenue

Gross profit for the three and nine months ended September 30, 2018 decreased by 41% and 4%, respectively, when compared to the prior year periods. The actual gross profit percentage decreased from 39% for the three months ended September 30, 2017 to 33% for the three months ended September 30, 2018. For the nine months ended September 30, 2018 and 2017, the gross profit percentage decreased 4% from 44% at September 30, 2017 to 42% at September 30, 2018. The decrease was directly related to cost of goods sold and freight costs.

Gross Profit on Recurring Revenue

The gross profit associated with recurring revenue increased by 1% and decreased by 9%, respectively, for the three and nine months ended September 30, 2018 when compared to the prior year periods. For the three months ended September 30, 2018, the actual gross profit percentage decreased 5% compared to the prior year period, from 58% to 53%. For the nine months ended September 30, 2018, the actual gross profit percentage decreased 15% compared to the prior year period, from 66% to 51%.

Operating Expenses

	Three Months Ended September 30,
	2018	2017	Variance

Total	$1,804,653	$1,704,177	$100,476	6%

	Nine Months Ended September 30,
	2018	2017	Variance

Total	$5,276,837	$5,754,741	$(477,904)	(8%	)

During the three and nine months ended September 30, 2018, operating expenses increased by 6%, and decreased by 8%, respectively, when compared to the prior year periods as outlined below.

Research and Development

	Three Months Ended September 30,
	2018	2017	Variance

Total	$539,652	$500,656	$38,996	8%

	Nine Months Ended September 30,
	2018	2017	Variance

Total	$1,410,287	$1,323,669	$86,618	7%

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. During the three and nine months ended September 30, 2018, research and development costs increased by 8% and 7%, respectively, when compared to the prior year periods. For the three month comparison, the variance is due to an approximate $0.09 million increase in consulting expenses along with an approximate $0.02 increase in certification expenses, all partially offset by a decrease of $0.04 million in salaries and wages. For the nine month comparison the variance is due to a $0.21 million increase in consulting expenses, partially offset by a $0.06 decrease in salaries and wages.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2018	2017	Variance

Total	$1,248,204	$1,188,905	$59,299	5%

	Nine Months Ended September 30,
	2018	2017	Variance

Total	$3,816,210	$4,396,667	$(580,457)	(13%	)

During the three and nine months ended September 30, 2018, selling, general and administrative expenses increased over the prior year periods by 5% and decreased by 13%, respectively. For the three month comparison, the variance is due to an approximate $0.16 million increase in bad debt expense, a $0.05 million increase in hardware and software expenses, partially offset by a $0.05 million decrease in consulting and a $0.09 million decrease in legal expenses. For the nine month comparison, due to the sale of EthoStream, the Company was able to decrease executive, accounting and sales salaries, wages and benefits of $0.21 million. Additionally, the decrease was driven by a $0.09 million decrease in legal expenses, a $0.08 million decrease consulting expenses, and a $0.32 million decrease as a result of a decrease in stock option expense.

Income from Discontinued Operations, Net of Tax

	Three Months Ended September 30,
	2018	2017	Variance

Total	$–	$11,403	$(11,403)	(100%	)

	Nine Months Ended September 30,
	2018	2017	Variance

Total	$–	$602,060	$(602,060)	(100%	)

Income from discontinued operations decreased $0.01 million or 100% and $0.60 million or 100% for the three and nine months ended September 30, 2018 over the prior year periods. For the three and nine months ended September, 2018 there was no activity from discontinued operations.

EBITDA from Continuing Operations

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), income (loss) from operations, or any other measure for determining operating performance of liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the three and nine months ended September 30, 2018 and 2017, the Company excluded items in the following general category described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous period.

•	Bonus paid to executives upon sale of discontinued operations: The Company does not consider the bonuses of $87,750 associated with the sale of EthoStream to be indicative of current or future operating performance. Therefore, the Company does not consider the inclusion of these costs helpful in assessing its current financial performance compared to the previous year.

RECONCILIATION OF NET LOSS FROM

CONTINUING OPERATIONS TO ADJUSTED EBITDA

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss from continuing operations	$(1,281,008)	$(871,340)	$(2,671,756)	$(3,034,984)
Interest (income) expense, net	(9,540)	(8,722)	(11,063)	(2,797)
Provision for income taxes	–	(3,600)	2,000	4,301
Depreciation and amortization	16,797	14,616	50,399	34,405
EBITDA – continuing operations	(1,273,751)	(869,046)	(2,630,480)	(2,999,075)
Adjustments:
Stock-based compensation	1,530	2,343	4,590	320,545
Bonus paid to executives upon sale of discontinued operations	–	–	–	87,750
Adjusted EBITDA	$(1,272,221)	$(866,703)	$(2,625,890)	$(2,590,780)

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private and public offerings of the Company’s equity securities, the issuance of various debt instruments and asset based lending, and the sale of assets. The Company has a history of negative cash flows and has incurred operating losses resulting in an accumulated deficit of $122,826,412. It expects to continue to incur operating losses and negative operating cash flows looking forward.

Working Capital

Working capital (current assets in excess of current liabilities) from continuing operations decreased by $2,969,082 during the nine months ended September 30, 2018 from a working capital of $9,480,565 at December 31, 2017 to working capital of $6,511,483 at September 30, 2018.

Revolving Credit Facility

The Heritage Bank Loan Agreement (the “Credit Facility”) contains representations and warranties, covenants, and other provisions customary to transactions of this nature. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 8.3% at September 30, 2018 and 7.50% at December 31, 2017. The outstanding balance on the Credit Facility was $255,730 and $682,211 at September 30, 2018 and December 31, 2017, respectively. The remaining available borrowing capacity was approximately $453,739 and $202,000 at September 30, 2018 and December 31, 2017, respectively.

Covenants and events of default

The Credit Facility contains customary events of default (including the failure to meet certain financial covenants), the occurrence which could allow Heritage Bank of Commerce (“HBOC”) to exercise any one or more of the following rights: declare all obligations immediately due and payable, cease advancing money or extending credit, set off and apply any and all indebtedness at any time owing to or for the credit or the account of a Borrower held by Bank, among other remedies available to HBOC under the Credit Facility. The covenants in the Credit Facility include: a minimum asset coverage ratio (monthly) and maximum quarterly YTD EBITDA Loss values. On November 7, 2018, an amendment to the revolving credit facility with HBOC, effective September 30, 2018 was executed to amend certain terms of the Credit Facility. Among the terms of the amendment, even if the Company fails to comply with required EBITDA covenants as of any particular quarterly measurement date, the Company will be deemed to be in compliance as of the measurement date if the Company’s unrestricted cash maintained at HBOC is in excess of $3 million.

As of September 30, 2018, the Company did not meet the EBITDA covenant for YTD EBITDA loss; however the Company maintained unrestricted cash in excess of $3 million at the bank as of September 30, 2018.

The Company has assessed both historical quarterly trends and average cash burn during the past fiscal year. Per the Company’s assessment, there is uncertainty looking forward to meet both the EBITDA and unrestricted cash covenants during fiscal year 2019.

The Credit Facility matures on September 30, 2019. The Company is exploring alternatives regarding the Credit Agreement with HBOC. There can be no assurance that the Company will be successful in obtaining a modification of the Agreement or financing through another lender, on acceptable terms, if at all.

Cash Flow Analysis

Cash used in continuing operations was $3,674,311 and $2,459,746 during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, and managing current liabilities. The working capital changes during the nine months ended September 30, 2018 were primarily related to an approximate $630,000 increase in inventories, a $515,000 increase in prepaid expenses and other current assets, a $512,000 decrease in deferred revenues, a $124,000 decrease in customer deposits, a $335,000 decrease in accounts payable, offset by a $298,000 increase in other accrued expenses, a $285,000 decrease in accounts receivable, and a $266,000 increase in contract liabilities. The working capital changes during the nine months ended September 30, 2017 were primarily related to an approximate $380,500 increase in accounts receivable, a $305,000 increase in inventory, a $305,000 increase in accounts payable, a $330,000 increase in deferred revenue and a $168,000 increase in accrued liabilities and expenses. Accounts receivable fluctuates based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Cash used in investing activities was $7,492 during the nine months ended September 30, 2018. Cash provided by investing activities was $11,092,051 during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the cash used by investing activities reflects a decrease of $7,492 associated with the purchase of property and equipment. During the nine months ended September 30, 2017, the cash provided reflects the proceeds less adjustments associated with the sale of the assets and certain liabilities assumed of the Company’s wholly-owned subsidiary, EthoStream and a decrease of $142,572 associated with the purchase of property and equipment.

Cash used in financing activities was $426,481 and $982,176 during the nine months ended September 30, 2018 and 2017, respectively. Proceeds borrowed from the line of credit were $1,100,000 and cash used for payments on the line of credit were $1,526,481 during the nine months ended September 30, 2018. The Heritage Bank Loan Agreement for the Company’s line of credit included the Company and EthoStream as co borrowers. Upon closing the EthoStream sale transaction on March 29, 2017, the entire balance outstanding on the Credit Facility, $1,062,129, was repaid and a net balance of $79,953 was subsequently borrowed during the nine months ended September 30, 2017.

We are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Management expects that global economic conditions, in particular the decreasing price of energy, along with the impact of tariffs and competition will continue to present a challenging operating environment through 2018; therefore working capital management will continue to be a high priority for 2018. The Company’s estimated cash requirements for our operations for the next 12 months is not anticipated to differ significantly from our present cash requirements for our operations.

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

Item 4.  Controls and Procedures.

As of September 30, 2018, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Management has identified control deficiencies regarding the lack of segregation of duties due to the limited size of the Company’s accounting department, a failure to implement adequate internal control over financial reporting including in our IT general control environment, and the need for a stronger internal control environment particularly in our financial reporting and close process. We lack sufficient personnel resources and technical accounting and reporting expertise to appropriately address certain accounting and financial reporting matters in accordance with generally accepted accounting principles. We did not have an adequate process or appropriate controls in place to support the accurate reporting of our financial results and disclosures on our Form 10-Q. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements as of September 30, 2018 and 2017 included in this Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 are fairly stated, in all material respects, in accordance with GAAP.

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

During 2018, the United States Federal Government imposed significant tariffs on imports from numerous countries, including China. Subsequent to this, the Office of the United States Trade Representative (“USTR”) announced an initial proposed list of imports from China that could be subject to additional tariffs. The list of imports for which Customs and Border Protection began collecting additional duties during July 2018, focuses on the industrial sector. The Company’s main supplier, accounting for approximately 90% of total purchases, is located in China. The products that the Company purchases from the supplier are subject to up to 25% tariffs. As a result of the tariffs, our cost of sales has increased.

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

Item 6.  Exhibits.

Exhibit Number	Description Of Document
10.1	Seventh Amendment to Loan and Security Agreement, entered into as of February 2, 2018, by and between Telkonet and Heritage Bank of Commerce
10.2	Eight Amendment to Loan and Security Agreement, entered into as of April 5, 2018, by and between Telkonet and Heritage Bank of Commerce
10.3	Ninth Amendment to Loan and Security Agreement, entered into as of November 7, 2018, by and between Telkonet and Heritage Bank of Commerce
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: November 14, 2018	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: November 14, 2018	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

