Form 10-K
period 2018-12-31
TELKONET INC
filed 2019-04-01
CIK 1094084

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

Aggregate market value of the voting stock held by non-affiliates (based upon the closing sale price of $0.13 per share on the Over the Counter Bulletin Board) of the registrant as of June 30, 2018: $17,418,689.

Number of outstanding shares of the registrant’s par value $0.001 common stock as of March 26, 2019: 134,793,211.

Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2019.

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

GENERAL

Business

Telkonet, Inc. (the “Company”, “Telkonet”), formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart smart energy management platform, designed to reduce heating, ventilation and air conditioning (“HVAC”) runtimes, reduce energy consumption, and engage users. The platform is deployed primarily in the hospitality, student housing, military barracks, senior living and public housing markets, and is specified by engineers, HVAC professionals, building owners, and building operators. We currently operate in a single reportable business segment.

In October of 2016, the Company, under the direction and authority of the Board of Directors (the “Board”), committed to a plan to offer for sale Ethostream LLC, High-Speed Internet Access (“HSIA”) subsidiary. While EthoStream is one of the largest public HSIA providers in the world, providing services to more than 12.0 million users monthly across a network of approximately 1,800 locations, the Company will focus on its higher growth potential EcoSmart Platform line. As a result of this decision to sell Ethostream LLC, the operating results of Ethostream for the year ended December 31, 2017 have been reclassified as discontinued operations and as assets and liabilities held for sale, as applicable, in the consolidated financial statements. The sale closed on March 29, 2017.

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

Controlling energy consumption can make a significant impact on a building’s bottom line, as HVAC costs represent a substantial portion of a facility’s overall utility bill. Hospitality is a key market for Telkonet. According to the EPA EnergySTAR Portfolio Manager 2015 analysis, the median hotel uses approximately 187 kBtu/ft2 from all energy sources.[1] On average, America’s approximately 47,000 hotels spend $2,196 per available room each year on energy, representing 3% - 6% of all operating costs and 60% of carbon emissions[2]. Telkonet approaches the opportunity to reduce consumed energy by adding intelligence to a property’s HVAC and lighting systems.

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

EcoCare

EcoCare is Telkonet’s professional support services including call, email and chat support, repair and replacement services, periodic reporting, communication with customers’ utility and Internet Service Provider (“ISP”) partners and more. Telkonet provides three packages of EcoCare services as well as allows customers to create their own package of services ala carte. EcoCare allows EcoSmart customers to ensure that they continue to recognize the savings estimated and benefit from the intended return on investment (ROI). Typical EcoCare contracts range from one to five years and have automatic renewal terms built into each individual contract. All support staff are located at Telkonet’s Waukesha, Wisconsin headquarters.

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

Industry and Market Overview

According to the U.S. Department of Energy, 44% of all the energy consumed by commercial buildings in the United States is employed to cool, heat, or light, within commercial buildings. [3] In an effort to remain competitive and manage expenses, governments, building owners, building tenants, and companies in general are looking for ways to become more efficient both fiscally and environmentally. The American Council for an Energy Efficient Economy reported that the cost of saving one unit of energy through energy efficiency is one-fifth (1/5) the cost required to generate that same unit of energy. As a result, we feel that the growth opportunities in the energy management market are in their infancy.

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

 _____________________

[3] U.S Energy Information Administration - www.eia.gov/energyexplained/images/charts/energy_use_commercial_bldgs.jpg

[4] Energy Efficient Buildings: Global Outlook - https://www.navigantresearch.com/research/energy-efficient-buildings-global-outlook

Education Industry

Telkonet approaches the education industry with strategic relationships with enterprise energy service companies (“ESCOs’) throughout the USA. Telkonet partners with ESCOs to include our EcoSmart energy management platform for deployment within residence halls on university campuses. The ESCOs bundle our technology with other facility improvement measures designed to reduce operating costs across the entire campus, bundling solutions with acceptable ROI and which meet state mandated guidelines. ESCOs also structure self-funding financial transactions called “Performance Contracts” in which the savings are greater than the repayment costs, typically guaranteeing the financial and operational performance in this type of engagement. This type of approach can remove any capital expense barriers and improve adoption.

In addition to an installed base of University of California, Davis, Massachusetts Institute of Technology, Kansas State University, North Carolina State University, University of Notre Dame, US Military Academy at West Point, Columbia University, and Texas A&M University-Commerce, we have recently added University of Houston – Victoria.

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

 _____________________

[5] http://www.brookings.edu/~/media/research/files/papers/2007/8/defense%20lengyel/lengyel20070815.pdf

Healthcare Industry

Healthcare organizations currently spend over $6.5 billion on energy each year, a cost which continues to rise in an effort to meet patient needs. [6] This is viewed as an emerging market for energy management systems. Although hospitals have many specific regulatory mandates, Telkonet has been working closely with operators and developers of healthcare support facilities, like medical office buildings, assisted living and other similar facilities, to integrate our EcoSmart energy management initiatives into efficiency opportunities supported by state and federal energy programs. For example, hospital energy managers can use energy efficiency strategies to offset high costs caused by growing plug loads and rising energy prices. A typical 200,000-square-foot, 50-bed hospital in the U.S. annually spends $680,000, or roughly $13,611 per bed on electricity and natural gas. By increasing energy efficiency, hospitals can improve the bottom line and free up funds to invest in new technologies and improve patient care.

These facilities offer a commercial environment similar to the hospitality or educational housing markets, and the increasing aging population and assisted living markets presents attractive potential for energy efficiency. This market is expected to grow rapidly over the next several years due to its energy savings capabilities and an aging population.

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

Public Housing

Public housing, which are properties owned and managed by the government, is an additional emerging market for energy management solutions. The tenants occupying these properties must meet specific eligibility requirements, and their utility bills are typically paid for by government programs. Many of the ESCO clients that Telkonet supports today have dedicated teams pursuing opportunities with the owners and operators of government-subsidized housing. The EcoSmart platform is an ideal solution for conserving energy, allowing remote monitoring, and improving tenant comfort.

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

 _____________________

[6] https://www.energystar.gov/ia/partners/publications/pubdocs/Healthcare.pdf

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

Inventory

We are dependent, in certain situations, on a limited number of vendors to provide certain inventory and components. We’ve not experienced significant problems or issues purchasing any essential materials, parts or components, but have experienced gross profit pressure as a result of price increases and the impact of tariffs (discussed below). We contract the majority of our inventory with ATR Manufacturing, based in China, which provides substantially all the manufacturing requirements for Telkonet’s energy management platform.

Customers

We are neither limited to, nor reliant upon, a single or narrowly segmented customer base to derive our revenues. Our current primary focus is in the hospitality, commercial, education, utility, MDU, healthcare and government/military markets and expanding into the consumer market as part of our long term strategic growth.

For the years ended December 31, 2018 and 2017, no single customer represented 10% or more of our revenues.

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

Government Regulation

As discussed in Part I, Item IA, given we purchase the majority of our inventory from a supplier based in China, we are subject to and have been affected by the tariffs imposed by the United States Federal Government on imports of industrial sector products from China.

In addition, we are subject to regulation in the United States by the Federal Communications Commission (“FCC”).  FCC rules permit the operation of unlicensed digital devices that radiate radio frequency emissions if the manufacturer complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements.

Future products designed by us will require testing for compliance with FCC and European Commission (“EC”) standards. Moreover, if in the future, the FCC or EC changes its technical requirements, further testing and/or modifications may be necessary in order to achieve compliance.

Research & Development

During the years ended December 31, 2018 and 2017, the Company spent $1,879,676 and $1,770,597, respectively, on research and development activities. Telkonet continues to invest significantly in research & development to maintain and grow our competitive differentiation and customer value. Key initiatives for 2019 include: expanding our EcoTouch product line with WIFI and Bluetooth wireless capabilities; creation of a new Gateway model with cellular wireless capabilities; expanding Symphony Composer development for next generation web management Internet of Things dashboard; and expanding data analytics engine integration into Symphony platform for savings algorithm development.

Additional Information

Employees

As of April 1, 2019, we had 50 full-time employees and 1 part-time employee. We will continue to hire additional personnel as necessary to meet future operating requirements. We anticipate that we may need to hire additional staff in the areas of customer support, field services, engineering, sales and marketing, and administration.

Environmental Matters

We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

Discontinued Operations

In October of 2016, the Company decided to offer for sale its Ethostream High-Speed Internet Access (“HSIA”) subsidiary. While EthoStream is one of the largest public HSIA providers in the world, providing services to more than 12.0 million users monthly across a network of approximately 1,800 locations, the Company will focus on its higher growth potential EcoSmart Platform line. The operating results of Ethostream for the years ended December 31, 2017 have been reclassified as discontinued operations in the consolidated statements of operations. The Company closed the sale of EthoStream, LLC on March 29, 2017 and the impact on the Company’s liquidity as a result of the proceeds from the sale is expected to allow for greater strategic investment in marketing and research and development by the Company.

ITEM 1A.  RISK FACTORS.

Our results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this annual report on Form 10-K. You should carefully consider all of these risks.

Risks Relating to Our Financial Results and Need for Financing

We have a history of operating losses and an accumulated deficit and expect to continue to incur operating losses and negative operating cash flows for one year beyond the date of these financial statements, and as a result, there is substantial doubt about our ability to continue as a going concern.

Since inception through December 31, 2018, we have incurred cumulative losses of $123,171,406 and have never generated enough funds through operations to support our business. For the year ended December 31, 2018, we had an operating cash flow deficit of $3,945,742 from continuing operations. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. We have not identified, and cannot be certain we will be able to identify, a course of action that guarantees the achievement of profitable operations in the foreseeable future. Further, there can be no assurance that the Company will be able to secure such financing at commercially reasonable terms, if at all. If cash resources become insufficient to meet the Company’s ongoing obligations, the Company will be required to scale back or discontinue portions of its operations or discontinue operations entirely, whereby, the Company’s shareholders may lose some or all of their investment. Accordingly, and in light of the Company’s historic and continuing losses, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s Board is working with an investment bank to identify strategic alternatives available in an effort to maximize shareholder value, including but not limited to, a sale of the Company, a merger or other business combination, a sale of all or substantially all assets, a joint venture or equity and debt refinancing. At April 1, 2019, no definitive alternatives had been identified.

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate acquisitions.

We are currently authorized to issue 190,000,000 shares of common stock under our Amended Restated and Articles of Incorporation. As of March 2019, we have issued 134,793,211 shares of common stock and have approximately 8,147,955 shares of common stock committed for issuance giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock. Due to the limited number of authorized shares available for issuance, we may not able to raise additional equity capital or complete a merger or other business combination unless we increase the number of shares we are authorized to issue. We would need to seek stockholder approval to increase the number of our authorized shares of common stock. We can provide no assurance that we will succeed in amending our Amended and Restated Articles of Incorporation to increase the number of shares of common stock we are authorized to issue.

Our failure to comply with covenants under debt instruments could trigger prepayment obligations or other penalties.

Our failure to comply with the covenants under our debt instruments could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date or could result in other penalties. There can be no assurance that the Company will be able to secure financing to refinance these borrowings at commercially reasonable terms, if at all. If we are unable to secure such financing and cash resources become insufficient to meet the Company’s ongoing obligations, the Company will be required to scale back or discontinue portions of its operations or discontinue operations entirely, whereby, the Company’s shareholders may lose some or all of their investment.

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

Risks Relating to the Ownership of Our Common Stock

If the Company is unable to continue as a going concern, the Company’s shareholders may lose some or all of their investment.

As discussed above, we have a history of operating losses and an accumulated deficit and expect to continue to incur operating losses and negative operating cash flows for one year beyond the date of these financial statements, and as a result, there is substantial doubt about our ability to continue as a going concern. If cash resources become insufficient to meet the Company’s ongoing obligations and we are unable to secure financing at commercially reasonable terms, if at all, the Company will be required to scale back or discontinue portions of its operations or discontinue operations entirely, whereby, the Company’s shareholders may lose some or all of their investment.

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

It is possible that we will be required to seek additional capital in the near term. This capital funding could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for our common stock. Any issuance of additional shares of our common stock will be dilutive to existing stockholders and could adversely affect the market price of our common stock.

The exercise of conversion rights, options and warrants outstanding and available for issuance may adversely affect the market price of our common stock.

As of December 31, 2018, we had outstanding employee options to purchase a total of 3,349,793 shares of common stock at exercise prices ranging from $0.14 to $1.00 per share, with a weighted average exercise price of $0.16. As of December 31, 2018, we had warrants outstanding to purchase a total of 250,000 shares of common stock at an exercise price of $0.20 per share. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise could be dilutive to existing stockholders and could adversely affect the market price of our common stock.

Risks Related to Our Business

New tariffs and evolving trade policy between the United States and China may have a material adverse effect on our business.

During 2018, the United States Federal Government imposed significant tariffs on imports from numerous countries, including China. Subsequent to this, the Office of the United States Trade Representative (“USTR”) announced an initial proposed list of imports from China that could be subject to additional tariffs. The list of imports for which Customs and Border Protection began collecting additional duties during July 2018, focuses on the industrial sector. The Company’s main supplier, accounting for approximately 80% of total purchases, is located in China. The products that the Company purchases from the supplier are subject to up to 25% tariffs. As a result of the tariffs, our cost of sales has increased.

The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. These changes have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the United States and other nations. If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might create forecasting difficulties for us and cause our customers and business partners to place fewer orders for our products and services, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China and elsewhere around the world. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. Administration or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations.

We rely on a limited number of third party suppliers. If these companies fail to perform or experience delays, shortages, or increased demand for their products or services, we may face shortages, increased costs, and may be required to suspend deployment of our products and services.

We depend on a limited number of third party suppliers to provide the components and the equipment required to deliver our solutions, with purchases from one supplier comprising approximately 81% of total purchases for the year ended December 31, 2018. If these providers fail to perform their obligations under our agreements with them or we are unable to renew these agreements, we may be forced to suspend the sale and deployment of our products and services and enrollment of new customers, which would have an adverse effect on our business, prospects, financial condition and operating results.

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

We have identified material weaknesses in our internal controls as of December 31, 2018 that, if not properly remediated, could result in material misstatements in our financial statements.

Based on an evaluation of our disclosure of internal controls and procedures as of December 31, 2018, our management has concluded that, as of such date, there were material weaknesses in our internal control over financial reporting related to a lack of segregation of duties due to the limited size of the Company’s accounting department, a failure to implement adequate internal control over financial reporting including in our IT general control environment and the need for a stronger internal control environment particularly in our financial reporting and close process. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. As disclosed in Item 9A of Part II of this report, because of the material weaknesses identified by the Company, our consolidated financial statements may contain material misstatements that would require restatement of the Company’s financial results in this report. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  At present, the Company does not expect to hire additional personnel to remediate these control deficiencies in the near future. We are reviewing other potential actions to remediate the identified material weaknesses.

Until and if these material weaknesses in our internal control over financial reporting are remediated, there is reasonable possibility that material misstatements of our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner. Material misstatements in our financial statements could result in litigation or regulatory enforcement actions, which would require additional financial and management resources; loss of investor confidence; and delays in filing required financial disclosures, one or more of which could have a material adverse effect on our business and financial condition. The Company believes the consolidated financial statements as of December 31, 2018 and 2017 are free of material misstatements.

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

Our suppliers may also experience financial difficulties, which could result in our having difficulty sourcing the materials and components we use in producing our products and providing our services. This risk is increased given we depend on a limited number of third party suppliers to provide the components and the equipment required to deliver our solutions, with purchases from one supplier comprising approximately 81% of total purchases for the year ended December 31, 2018. If we encounter such difficulties, we may not be able to produce our products for our customers in a timely fashion which could have an adverse effect on our results of operations, financial condition and cash flows.

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

In January 2016, the Company entered into a lease agreement for 2,237 square feet of commercial office space in Germantown, Maryland for its Maryland employees. In September 2018, the Company entered into a third amendment to the lease agreement extending the lease through the end of January 2022.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “TKOI.” The OTC Bulletin Board is not a stock exchange and any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Record Holders

As of March 26, 2019, we had 211 holders of record of our common stock and 134,793,211 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information about securities authorized for issuance under the Company’s equity compensation plans.

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

Customer contracts will typically contain upfront deposits that will be applied against future invoices, as well as customer retainage. The intent of any required deposit or retainage is to ensure that the obligations of either party are honored and follow customary industry practices. In addition, the Company will typically be paid in advance at the beginning of any support contracts, consistent with industry practices. None of these payment provisions are intended to represent significant implicit financing. The Company’s standard payment terms are thirty days from invoice date. Products are fully refundable when returned in their original packaging without damage or defacing less a restocking fee. Historical returns have shown to be immaterial. The Company offers a standard one-year assurance warranty. However customers can purchase an extended warranty. Under the new standard, extended warranties are accounted for as a service warranty, requiring the revenue to be recognized over the extended service periods. Contracts involving an extended warranty are immaterial and will continue to be combined with support revenue and recognized on a straight-line basis over the support revenue term.

Allocate the transaction price to the performance obligations

Revenues from customer contracts are allocated to the separate performance obligations based on their relative stand-alone selling price (“SSP”) at contract inception. The SSP is the price at which the Company would sell a promised good or service separately. The best evidence of an SSP is the observable price of a good or service when the entity sells that good or service separately in similar circumstances and to similar customers. However, turnkey solutions are sold for a broad range of amounts resulting from, but not limited to, tiered discounting for value added resellers (“VAR”) based upon committed volumes and other economic factors. Due to the high variability of our pricing, the Company cannot establish a reliable SSP using observable data. Accordingly, the Company uses the residual approach to allocate the transaction price to performance obligations related to its turnkey solutions. When support services are not included within the turnkey solution, the residual method is not utilized and no allocation of the transaction price to the performance obligation is necessary.

All support service agreements, whether single or multi-year terms, automatically renew for one-year terms at a suggested retail price (“SRP”). Support service renewals are consistently priced and therefore would support the use of SRP as the best estimate of an SSP for such performance obligations.

Revenue Recognition

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

Revenues from support services are recognized over time, in even daily increments over the term of the contract, and are presented as “Recurring Revenue” in the Statement of Operations.

Contract liabilities include monthly support service fees, customer deposits, and billings in advance of revenue recognition. The long term portion of these liability balances represent the amount of revenues that will be recognized after December 31, 2019.

Contract Fulfillment Cost

The Company recognizes related costs of the contract over time in relation to the revenue recognition. Costs included within the projects relate to the cost of material, direct labor and costs of outside services utilized to complete projects. These are presented as “Contract assets” in the consolidated balance sheets.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the years ended December 31, 2018 and 2017, the Company experienced approximately between 1% and 3% of returns related to product warranties. As of December 31, 2018 and 2017, the Company recorded warranty liabilities in the amount of $46,103 and $59,892, respectively, using this experience factor range.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10. Under this method, deferred income taxes (when required) are provided based on the difference between the financial reporting and income tax bases of assets and liabilities and net operating losses at the statutory rates enacted for future periods. The Company has a policy of establishing a valuation allowance when it is more likely than not that the Company will not realize the benefits of its deferred income tax assets in the future. For the year ended December 31, 2018, the Company has recorded all known and estimable impacts of the Tax Act that are effective for 2018.

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

Results of Continuing Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

The table below outlines our product versus recurring revenues from continuing operations for comparable periods:

	Year Ended December 31,
	2018		2017		Variance

Product	$7,616,415	90%	$7,798,680	94%	$(182,265)	(2%	)
Recurring	815,564	10%	483,889	6%	331,675	69%
Total	$8,431,979	100%	$8,282,569	100%	$149,410	2%

Product Revenue

Product revenue principally arises from the sale and installation of the EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products switches, outlets and a control platform.

For the year ended December 31, 2018, product revenue decreased $0.18 million to $7.61 million when compared to the prior year. Product revenue from the hospitality market increased $0.8 million to $6.4 million for the year ended December 31, 2018 compared to $5.6 million for the prior year. Product revenue from the MDU market remained relatively unchanged at $0.5 million for the year ended December 31, 2018 compared to the prior year period. Product revenue from the education market decreased $0.8 million to $0.7 million for the year ended December 31, 2018 compared to $1.5 million for the prior year. Product revenue attributed to sales from channel partnerships and value added resellers increased $1.8 million to $6.3 million for the year ended December 31, 2018 compared to $4.5 million for the prior year period. Product revenue attributed to sales from channel partnerships and value added resellers as a percentage of total revenue was 75% for the year ended December 31, 2018 compared to 59% for the prior year. The most significant impact to the changes in revenue with the various markets was related to the timing of revenue recognition of the related contracts.

Recurring Revenue

Recurring revenue is attributed to our technical phone support services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the year end comparison, recurring revenue increased 69% or $0.33 million to $0.82 million for the year ended December 31, 2018 compared to $0.48 million for the year ended December 31, 2017. The primary reasons for the increase are renewals outpaced cancellations for support services along with organic sales growth.

Cost of Sales

	Year ended December 31,
	2018		2017		Variance

Product	$4,392,643	58%	$4,261,100	55%	$131,543	3%
Recurring	269,443	33%	176,131	36%	93,312	53%
Total	$4,662,086	55%	$4,437,231	54%	$224,855	5%

Costs of Product Revenue

Costs of product revenue include equipment and installation labor related to EcoSmart technology. For the year ended December 31, 2018, product costs increased by 3% compared to the prior year. Material costs increased $0.38 million due to price increases. Additionally, freight in increased $0.13 million largely due to increased tariffs related to the Company’s primary supplier. These increases were partially offset by salary and wages decrease of $0.85 million, a decrease in the use of outside services of $0.18 million, a decrease in purchase price variance of $0.03 million, along with other immaterial changes to costs of product revenue.

Costs of Recurring Revenue

Recurring costs are comprised of labor and telecommunication services for our customer service department. For the year ended December 31, 2018, costs of recurring revenue increased by 53% when compared to the prior year. The increase of $0.09 million was driven by an increase in salaries and benefits due to the Company adding support services employees during the year ended December 31, 2018.

Gross Profit

	Year ended December 31,
	2018		2017		Variance

Product	$3,223,772	42%	$3,537,580	45%	$(313,808)	(9%	)
Recurring	546,121	67%	307,758	64%	238,363	77%
Total	$3,769,893	45%	$3,845,338	46%	$(75,445)	(2%	)

Gross Profit on Product Revenue

Gross profit for the year ended December 31, 2018 decreased by 9% when compared to the prior year. The actual gross profit percentages decreased to 42% for the year ended December 31, 2018 compared to 45% for the year ended December 31, 2017. Contributing to the 3% decrease in gross profit percentage was an increase in customer discounts given on product sales, cost of goods sold and freight in, mainly due to the increased tariffs.

Gross Profit on Recurring Revenue

For the year ended December 31, 2018, our gross profit increased by 77% when compared to the prior year driven by unit sales. The actual gross profit percentages increased to 67% for the year ended December 31, 2018 compared to 64% for the year ended December 31, 2017.

Operating Expenses

	Year ended December 31,
	2018	2017	Variance

Total	$6,790,642	$7,334,751	$(544,109)	(7%	)

The Company’s operating expenses are comprised of research and development, selling, general and administrative expenses and depreciation and amortization expense. During the year ended December 31, 2018, operating expenses decreased by 7% when compared to the prior year as outlined below.

Research and Development

	Year ended December 31,
	2018	2017	Variance

Total	$1,879,676	$1,770,597	$109,079	6%

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. During the year ended December 31, 2018, research and development costs increased 6% when compared to the prior year. The majority of the variance is due to an approximate $0.27 million increase in expenditures for IT consulting. This increase was partially offset by decreases in salary and wages ($0.08 million) and certification expenses ($0.04 million) when compared to the prior year. Key initiatives for 2019 include: expanding our EcoTouch product line with WIFI and Bluetooth wireless capabilities; creation of a new Gateway model with cellular wireless capabilities; expanding Symphony Composer development for next generation web management Internet of Things dashboard; and expanding data analytics engine integration into Symphony platform for savings algorithm development.

Selling, General and Administrative Expenses

	Year ended December 31,
	2018	2017	Variance

Total	$4,843,859	$5,512,925	$(669,066)	(12%)

Selling, general and administrative expenses decreased for the year ended December 31, 2018 from the prior year by 12%. The decrease was driven by a decrease in salaries and benefits of $0.2 million, a $0.17 million decrease in consulting fees, and an additional decrease in stock option expense of $0.31 million, primarily related to the prior year’s sale of Ethostream.

Income from Discontinued Operations, Net of Tax

	Year ended December 31,
	2018	2017	Variance

Total	$-	$612,875	$(612,875)	-100%

Income from discontinued operations decreased $0.6 million for the year ended December 31, 2018 over the prior year or 100%. On March 29, 2017, pursuant to the terms and the conditions of the Purchase Agreement, the Company closed on the sale of EthoStream. The income from discontinued operations (net of tax) represents the activity of EthoStream from January 1, 2017 through the date of the sale on March 29, 2017. After March 29, 2017, certain insignificant liabilities retained by the Company have been adjusted as these liability balances were paid. The Company realized a gain from the sale of EthoStream of $6,630,244.

EBITDA from Continuing Operations

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA from continuing operations provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and stock-based compensation can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA from continuing operations is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA from continuing operations excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA from continuing operations is not, and should not be considered, an alternative to net income (loss), income (loss) from operations, or any other measure for determining operating performance of liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the years ended December 31, 2018 and 2017, the Company excluded items in the following general categories described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous year.

•	Bonuses paid to executives upon sale of discontinued operations: The Company does not consider the bonuses of $87,750 associated with the sale of Ethostream to be indicative of current or future operating performance. Therefore, the Company does not consider the inclusion of these costs helpful in assessing its current financial performance compared to the previous year.

RECONCILIATION OF NET LOSS FROM

CONTINUING OPERATIONS TO ADJUSTED EBITDA

FOR THE YEARS ENDED DECEMBER 31,

	2018	2017
Net loss from continuing operations	$(3,016,750)	$(3,496,741)
Interest (income) expense, net	(13,622)	(2,434)
Provision for income taxes	9,623	9,762
Depreciation and amortization	67,107	51,229
EBITDA – continuing operations	(2,953,642)	(3,438,184)
Adjustments:
Stock-based compensation	6,405	322,888
Bonuses paid to executives upon sale of discontinued operations	–	87,750
Adjusted EBITDA – continuing operations	$(2,947,237)	$(3,027,546)

Liquidity and Capital Resources

For the year ended December 31, 2018, the Company reported a net loss of $3,016,750 and had cash used in operating activities of $3,945,742, and ended the year with an accumulated deficit of $123,171,406 and total current assets in excess of current liabilities of $6,206,299. At December 31, 2018, the Company had $4,678,891 of cash and approximately $500,000 of availability on its credit facility. The credit facility is a $2,000,000 line of credit, which is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. As of December 31, 2018, we had borrowing capacity of $621,790 and an outstanding balance of $121,474, resulting in the approximate availability of $500,000 on the credit facility.

Since inception, the Company has incurred operating losses and has reported negative cash flows from operating activities. Since 2012, the Company has made significant investments in the engineering, development and marketing of an intelligent automation platform, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, credit facility capacity, the sale of a wholly-owned subsidiary and management of working capital levels. The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2018 stated there is substantial doubt about our ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and/or securing the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There can be no assurance that the Company will be able to secure such financing at commercially reasonable terms, if at all. If cash resources become insufficient to meet the Company’s ongoing obligations, the Company will be required to scale back or discontinue portions of its operations or discontinue operations entirely, whereby, the Company’s shareholders may lose some or all of their investment.

We have not identified, and cannot be certain we will be able to identify, a course of action that guarantees the achievement of profitable operations in the foreseeable future. In June 2018, the Company’s Board engaged an investment bank to identify strategic alternatives to maximize shareholder value, including but not limited to, a sale of the Company, an investment in the Company, a merger or other business combination, a sale of all or substantially all assets or a strategic joint venture. At April 1, 2019, no definitive alternatives had been identified.

The Company expects to draw on its’ cash reserves and utilize the credit facility to the extent availability exists to finance its near term working capital needs. We expect to continue to incur operating losses and negative operating cash flows for one year beyond the date of these financial statements. Accordingly, and in light of the Company’s historic and continuing losses, there is substantial doubt about the Company’s ability to continue as a going concern.

Working Capital

Our working capital (current assets in excess of current liabilities) from continuing operations decreased by $3,274,266 during the year ended December 31, 2018 from a working capital of $9,480,565 at December 31, 2017, to $6,206,299 at December 31, 2018. The majority of the decrease was due to the operating losses for 2018.

Revolving Credit Facility

On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Following the sale of EthoStream in March of 2017, it was removed as a co-borrower. Availability of borrowings under the Credit Facility is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 8.50% at December 31, 2018 and 7.50% at December 31, 2017. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 13, 2019, the tenth amendment to the Credit Facility was executed extending the maturity date to September 30, 2020, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants, including a maximum EBITDA loss covenant, measured quarterly, a minimum asset coverage ratio, measured monthly, and a minimum unrestricted cash balance of $2 million. During the year ended December 31, 2018, the Company and Heritage Bank entered into several amendments to the Credit Facility to adjust these covenant levels. As long as the Company maintains the minimum unrestricted cash balance of $2 million, a violation of the minimum EBITDA level will not trigger an event of default. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature.

The outstanding balance on the Credit Facility was $121,474 and $682,211 at December 31, 2018 and 2017 and the remaining available borrowing capacity was approximately $499,000 and $202,000, respectively. As of December 31, 2018, the Company was in compliance with all financial covenants.

Cash Flow from Continuing Operations Analysis

Cash used in operating activities of continuing operations was $3,945,742 and $3,594,906 during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, and managing current liabilities. The working capital changes during the year ended December 31, 2018 were primarily related to an approximate $570,000 decrease in accounts payable, a $512,000 decrease in deferred revenues, a $434,000 increase in prepaid expenses, a $401,000 increase in inventories and a $124,000 decrease in customer deposits. The cash outlays were partially offset by an approximate $144,000 expense related to stock compensation, a $454,000 increase in contract liabilities and a $474,000 decrease in accounts receivable. The primary working capital change during the year ended December 31, 2017 were primarily related to an approximate $594,000 increase in inventory, a $242,000 increase in accounts receivable, a $213,000 increase in accounts payable, a $207,000 increase in deferred revenue, a $41,000 decrease in customer deposits, a $97,000 decrease in related party payable and a $257,000 decrease in accrued liabilities and expenses. Accounts receivable fluctuates based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Cash used by investing activities was $10,225 and cash provided by investing activities was $11,861,319 during the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, the cash used by investing activities reflects the purchases of property and equipment. During the year ended December 31, 2017, the cash provided by investing activities reflects the proceeds less adjustments of $12,072,811 associated with the sale of the assets and certain liabilities assumed of the Company’s wholly-owned subsidiary, EthoStream. A decrease of $211,492 was associated with the purchase of computer equipment and furniture, fixtures and equipment. Due to the sale of EthoStream, the Company extended the Waukesha lease in 2017, as discussed in Note M, and refurbished the corporate office to accommodate employee’s previously working at the Milwaukee operations office.

Cash used by financing activities was $560,737 and $379,918 during the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, $3,720,000 was drawn from the line of credit and $4,280,737 was paid on the line of credit. During the year ended December 31, 2017, the Heritage Bank Loan Agreement for the Company’s line of credit included the Company and EthoStream as co borrowers. Upon closing the EthoStream sale transaction on March 29, 2017, the entire balance outstanding on the Credit Facility, $1,062,129, was repaid and a net balance of $379,918 was subsequently paid during the year ended December 31, 2017.

We are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Management expects that global economic conditions, in particular the decreasing price of energy, along with competition will continue to present a challenging operating environment through 2019; therefore working capital management will continue to be a high priority for 2019. The Company’s estimated cash requirements for our operations for the next 12 months is not anticipated to differ significantly from our present cash requirements for our continuing operations.

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

With the participation of our Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018 based on the COSO framework criteria.

Management did not properly design or maintain effective controls over the control environment and monitoring components of COSO. We did not have a sufficient complement of accounting and financial personnel with an appropriate level of knowledge to address technical accounting and financial reporting matters in accordance with generally accepted accounting principles and the Company’s overall financial reporting requirements. We also lack sufficient information technology resources to address our IT general control environment requirements. The failures within the control environment and monitoring components contributed to the following control activity level material weaknesses:

•	Revenues – We did not properly design or maintain effective controls over the recording of revenue recognition for contracts whose performance obligations are fulfilled over time.

•	Financial Statement Close and Reporting – We did not properly design or maintain effective controls over the period end financial close and reporting process. Specifically, we lacked control over the review of account reconciliations, journal entries, identification of related party transactions, and reporting of our financial results and disclosures.

•	Information Technology – We did not properly design or maintain effective controls to prevent unauthorized access to certain systems, programs and data, and provide for periodic review and monitoring of access and changes in programs, including review of security logs and analysis of segregation of duties conflicts.

•	Segregation of Duties – We did not maintain adequate segregation of duties within the Company’s business processes, financial applications, and IT systems. Specifically, we did not have appropriate controls in place to adequately assess the segregation of job responsibilities and system user access for initiating, authorizing, and recording transactions.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements as of and for the year ended December 31, 2018 and 2017 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the years ended December 31, 2018 and 2017 are fairly stated, in all material respects, in accordance with GAAP.

Under applicable Securities Law, the Company is not required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly, such an attestation has not been obtained or included in this Annual Report.

Changes in Internal Controls

Other than the material weaknesses discussed above, during the year ended December 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Pursuant to General Instruction G(3), information on directors and executive officers of the Registrant and corporate governance matters is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 23, 2019.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Pursuant to General Instruction G(3), information on executive compensation is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 23, 2019.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners and management and related stockholder matters are incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 23, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders as of December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,599,793	$0.16	1,606,549
Equity compensation plans not approved by security holders	–	–	–
Total	3,599,793	$0.16	1,606,549

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 23, 2019.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pursuant to General Instruction G(3), information on principal accounting fees and services is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 23, 2019.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

(1)

Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of BDO USA, LLP on Consolidated Financial Statements as of and for the years ended December 31, 2018 and 2017

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the Years ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for Years ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

Additional Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

	(3)	Exhibits required to be filed by Item 601 of Regulation S-K

EXHIBIT INDEX

The following exhibits are included herein or incorporated by reference:

Exhibit Number	Description Of Document
2.1	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on March 2, 2007)
2.2	Unit Purchase Agreement by and among Telkonet, Inc., EthoStream, LLC and the members of EthoStream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on March 19, 2007)
2.3	Asset Purchase Agreement by and among EthoStream, LLC, Telkonet, Inc., and DCI-Design Communications, dated as of March 28, 2017 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on March 31, 2017)
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to our Form S-8 (File No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Company (incorporated by reference to our Registration Statement on Form S-1(File No. 333-108307), filed on August 28, 2003
3.3	Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to our Form 8-K (File No. 001-31972), filed November 18, 2009)
3.4	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
3.5	Amendment to Amended and Restated Articles of Incorporation of the Company, (incorporated by reference to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (File No. 001-31972) filed on November 18, 2009)
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
10.1	Amended and Restated Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-161909), filed on September 14, 2009)
10.4	Series A Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on November 18, 2009)
10.5	Series A Convertible Redeemable Preferred Stock Registration Rights Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on November 18, 2009)
10.6	Form of Executive Officer Reimbursement Agreement (incorporated by reference to our Form 8-K (File No. 001-31972) filed on November 18, 2009)
10.7	Form of Director and Officer Indemnification Agreement (incorporated by reference to our Form 10-K (File No. 001-31972) filed on March 31, 2010)
10.8	Series B Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
10.9	Series B Convertible Redeemable Preferred Stock Registration Rights Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
10.10	Form of Director Reimbursement Agreement (incorporated by reference to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
10.11	Form of Transition Agreement and Release (incorporated by reference to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
10.12	2010 Stock Option and Incentive Plan (incorporated by reference to our Registration Statement filed on Form S-8 (File No. 333-175737) filed July 22, 2011)
10.13	Securities Purchase Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein, (incorporated by reference to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
10.14	Registration Rights Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein, (incorporated by reference to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
*10.15	Employment Agreement by and between Telkonet, Inc. and Jason L. Tienor, dated as October 1, 2018
*10.16	Employment Agreement by and between Telkonet, Inc. and Jeffrey J. Sobieski, dated as of October 1, 2018

*10.17	Employment Agreement by and between Telkonet, Inc. and Richard E. Mushrush, dated as of October 1, 2018
10.18	Loan and Security Agreement, dated September 30, 2014, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 001-31972) filed October 2, 2014)
10.19	First Amendment to Loan and Security Agreement, dated February 17, 2016, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 001-31972) filed February 23, 2016)
10.20	Second Amendment to Loan and Security Agreement, dated October 27, 2016, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 001-31972) filed October 28, 2016)
10.21	2010 Amended and Restated Stock Option and Incentive Plan (amended and restated effective as of November 17, 2016, incorporated by reference as an exhibit to Form 10-K (File No. 001-31972) filed April 3, 2017)
10.22	Sixth Amendment to Loan and Security Agreement, dated October 23, 2017, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 001-31972) filed October 26, 2017)
10.23	Seventh Amendment to Loan and Security Agreement entered into as of February 2, 2018, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 10-Q (File No. 001-31972) filed November 14, 2018)
10.24	Eighth Amendment to Loan and Security Agreement entered into as of April 5, 2018, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 10-Q (File No. 001-31972) filed November 14, 2018)
10.25	Ninth Amendment to Loan and Security Agreement entered into as of November 7, 2018, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 10-Q (File No. 001-31972) filed November 14, 2018)
10.26	Tenth Amendment to Loan and Security Agreement entered into as of February 12, 2019, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 001-31972) filed February 14, 2019
14	Code of Ethics (incorporated by reference to our Form 10-KSB (File No. 001-31972), filed on March 30, 2004)
21	Telkonet, Inc. Subsidiaries (incorporated by reference to our Form 10-K (File No. 001-31972) filed March 16, 2007)
23	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document

* Indicates management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELKONET, INC.

Dated: April 1, 2019	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason L. Tienor	Chief Executive Officer and Director	April 1, 2019
Jason Tienor	(principal executive officer)

/s/ Richard E. Mushrush	Chief Financial Officer	April 1, 2019
(principal financial officer)

/s/Arthur E. Byrnes	Chairman of the Board	April 1, 2019
Arthur E. Byrnes

/s/ Tim S. Ledwick	Director	April 1, 2019
Tim S. Ledwick

/s/ Peter T. Kross	Director	April 1, 2019
Peter T. Kross

/s/ Leland D. Blatt	Director	April 1, 2019
Leland D. Blatt

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

TELKONET, INC.

F-1

TELKONET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Telkonet, Inc.

Waukesha, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Telkonet, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative operating cash flow and is dependent upon its ability to generate profitable operations in the future and/or obtain additional financing to meet its obligations and repay its liabilities arising from normal business operations when they come due that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principles – Related to Revenue Recognition

As discussed in Notes A, B and C to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in the year 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Milwaukee, Wisconsin

April 1, 2019

TELKONET, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,678,891	$8,385,595
Restricted cash on deposit	–	810,000
Accounts receivable, net	1,081,291	1,610,286
Inventories	1,790,919	1,259,536
Contract assets	314,749	–
Prepaid expenses	577,386	143,566
Income taxes receivable	19,695	17,300
Total current assets	8,462,931	12,226,283

Property and equipment, net	247,289	304,170

Other assets:
Deposits	17,130	17,130
Total other assets	17,130	17,130

Total Assets	$8,727,350	$12,547,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$408,045	$978,207
Accrued liabilities	656,611	668,814
Line of credit	121,474	682,211
Contract liabilities – current	1,070,502	–
Deferred revenue – current	–	292,106
Customer deposits	–	124,380
Total current liabilities	2,256,632	2,745,718

Long-term liabilities:
Contract liabilities – long term	162,121	–
Deferred revenue - long term	–	219,960
Deferred lease liability - long term	71,877	48,839
Total long-term liabilities	233,998	268,799
Total Liabilities	$2,490,630	$3,014,517

Commitments and contingencies
Stockholders’ Equity
Series A, par value $.001 per share; 215 shares issued, 185 shares outstanding at December 31, 2018 and 2017, preference in liquidation of $1,600,168 and $1,526,141 as of December 31, 2018 and 2017, respectively	1,340,566	1,340,566
Series B, par value $.001 per share; 538 shares issued, 52 shares outstanding at December 31, 2018 and 2017, preference in liquidation of $435,081 and $414,258 as of December 31, 2018 and 2017, respectively	362,059	362,059
Common stock, par value $.001 per share; 190,000,000 shares authorized; 134,793,211 and 133,695,111 shares issued and outstanding at December 31, 2018 and 2017, respectively	134,792	133,695
Additional paid-in-capital	127,570,709	127,421,402
Accumulated deficit	(123,171,406)	(119,724,656)
Total stockholders’ equity	6,236,720	9,533,066

Total Liabilities and Stockholders’ Equity	$8,727,350	$12,547,583

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Revenues, net:
Product	$7,616,415	$7,798,680
Recurring	815,564	483,889
Total Net Revenues	8,431,979	8,282,569

Cost of Sales:
Product	4,392,643	4,261,100
Recurring	269,443	176,131
Total Cost of Sales	4,662,086	4,437,231

Gross Profit	3,769,893	3,845,338

Operating Expenses:
Research and development	1,879,676	1,770,597
Selling, general and administrative	4,843,859	5,512,925
Depreciation and amortization	67,107	51,229
Total Operating Expenses	6,790,642	7,334,751

Operating Loss	(3,020,749)	(3,489,413)

Other Income:
Interest income, net	13,622	2,434
Total Other Income	13,622	2,434

Loss from Continuing Operations before Provision for Income Taxes	(3,007,127)	(3,486,979)

Provision for Income Taxes	9,623	9,762
Net loss from continuing operations	(3,016,750)	(3,496,741)
Discontinued Operations:
Gain from sale of discontinued operations (net of tax)	–	6,630,244
Income from Discontinued Operations (net of tax)	–	612,875
Net income (loss) attributable to common stockholders	$(3,016,750)	$3,746,378

Net income (loss) per common share:
Basic - continuing operations	$(0.02)	$(0.03)
Basic - discontinued operations	$0.00	$0.05
Basic - net income (loss) attributable to common stockholders	$(0.02)	$0.03

Diluted - continuing operations	$(0.02)	$(0.03)
Diluted - discontinued operations	$0.00	$0.05
Diluted - net income (loss) attributable to common stockholders	$(0.02)	$0.03

Weighted Average Common Shares Outstanding used in computing basic net loss per share	134,055,098	133,116,491
Weighted Average Common Shares Outstanding used in computing diluted net loss per share	134,055,098	133,116,491

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2017	185	$1,340,566	52	$362,059	132,744,475	$132,774	$126,955,435	$(123,471,034)	$5,319,800

Shares issued to directors at $0.15 per share	–	–	–	–	920,636	921	143,079	–	144,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	322,888	–	322,888

Net income attributable to common stockholders	–	–	–	–	–	–	–	3,746,378	3,746,378

Balance at December 31, 2017	185	$1,340,566	52	$362,059	133,695,111	$133,695	$127,421,402	$(119,724,656)	$9,533,066

See accompanying notes to the consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	185	$1,340,566	52	$362,059	133,695,111	$133,695	$127,421,402	$(119,724,656)	$9,533,066

January 1, 2018, Cumulative effect of a change in accounting principle related to ASC 606, net of tax	–	–	–	–	–	–	–	(430,000)	(430,000)
Shares issued to directors	–	–	–	–	1,098,100	1,097	142,903	–	144,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	6,404	–	6,404

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(3,016,750)	(3,016,750)

Balance at December 31, 2018	185	$1,340,566	52	$362,059	134,793,211	$134,792	$127,570,709	$(123,171,406)	$6,236,720

See accompanying notes to the consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(3,016,750)	$3,746,378
Less: Net income from discontinued operations	–	(612,875)
Gain on sale of discontinued operations	–	(6,630,244)
Net loss from continuing operations	(3,016,750)	(3,496,741)

Adjustments to reconcile net (loss) from continuing operations to cash used in operating activities of continuing operations:
Stock-based compensation expense	6,404	322,888
Stock issued to directors as compensation	144,000	144,000
Depreciation and amortization	67,107	51,229
Provision for doubtful accounts, net of recoveries	55,152	35,187
Reserve for inventory obsolescence	(130,749)	111,400

Changes in operating assets and liabilities:
Accounts receivable	473,845	(241,701)
Inventories	(400,637)	(593,734)
Prepaid expenses and other current assets	(433,820)	61,762
Deposits and other long term assets	–	(17,130)
Accounts payable	(570,162)	212,590
Accrued liabilities and expenses	(12,203)	(256,767)
Contract liability	453,623	–
Deferred revenue	(512,066)	206,852
Related party payable	–	(97,127)
Customer deposits	(124,380)	(41,450)
Contract assets	34,251	–
Income taxes receivable	(2,395)	(17,300)
Deferred lease liability	23,038	21,136
Net Cash Used In Operating Activities of Continuing Operations	(3,945,742)	(3,594,906)
Net Cash Provided By Operating Activities of Discontinued Operations	–	517,242
Net Cash Used In Operating Activities	(3,945,742)	(3,077,664)

Cash Flows From Investing Activities:
Purchase of property and equipment	(10,225)	(211,492)
Net proceeds from sale of subsidiary	–	12,072,811
Net Cash (Used In) Provided By Investing Activities of Continuing Operations	(10,225)	11,861,319

Cash Flows From Financing Activities:
Proceeds from line of credit	3,720,000	4,373,600
Payments on line of credit	(4,280,737)	(4,753,518)
Net Cash Used In Financing Activities of Continuing Operations	(560,737)	(379,918)

Net (decrease) increase in cash and cash equivalents	(4,516,704)	8,403,737
Cash, cash equivalents and restricted cash at the beginning of the period	9,195,595	791,858
Cash, cash equivalents and restricted cash at the end of the period	$4,678,891	$9,195,595

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$4,678,891	$8,385,595
Restricted cash	–	810,000
Total cash, cash equivalents, and restricted cash	$4,678,891	$9,195,595

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the year for interest	$32,662	$17,173
Cash paid during the year for income taxes, net of refunds	12,410	139,823
Non-cash transactions:
Issuance of stock to directors	$144,000	$144,000

See accompanying notes to consolidated financial statements

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

In 2007, the Company acquired substantially all of the assets of Smart Systems International (“SSI”), which was a provider of energy management products and solutions to customers in the United States and Canada and the precursor to the Company’s EcoSmart platform. The EcoSmart platform provides comprehensive savings, management reporting, analytics and virtual engineering of a customer’s portfolio and/or property’s room-by-room energy consumption. Telkonet has deployed more than a half million intelligent devices worldwide in properties within the hospitality, military, educational, healthcare and other commercial markets. The EcoSmart platform is recognized as a solution for reducing energy consumption, operational costs and carbon footprints, and eliminating the need for new energy generation in these marketplaces – all whilst improving occupant comfort and convenience.

On March 28, 2017, the Company sold substantially all of the assets of its wholly-owned subsidiary, EthoStream, LLC. Refer to Note P for further details.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telkonet Communications, Inc., and EthoStream, LLC. The accounts of EthoStream, LLC have been classified as discontinued operations on the consolidated statement of operations and the consolidated statement of cash flows for the year ended December 31, 2017. The Company deconsolidated EthoStream, LLC on March 29, 2017, when the Company had sold its controlling financial interest in this subsidiary, refer to Note P for further discussion on discontinued operations and the sale of EthoStream, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. We currently operate in a single reportable business segment.

Unless otherwise noted, all financial information in the consolidated financial statement footnotes reflect the Company’s results from continuing operations.

Going Concern and Management’s Plan

The accompanying financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future and, thus, do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

Since inception through December 31, 2018, we have incurred cumulative losses of $123,171,406 and have never generated enough funds through operations to support our business. For the year ended December 31, 2018, we had an operating cash flow deficit of $3,945,742 from continuing operations. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There can be no assurance that the Company will be able to secure such financing at commercially reasonable terms, if at all. If cash resources become insufficient to meet the Company’s ongoing obligations, the Company will be required to scale back or discontinue portions of its operations or discontinue operations entirely, whereby, the Company’s shareholders may lose some or all of their investment.

We have not identified, and cannot be certain we will be able to identify, a course of action that guarantees the achievement of profitable operations in the foreseeable future. In June 2018, the Company’s Board engaged an investment bank to strategic alternatives to maximize shareholder value, including but not limited to, a sale of the Company, an investment in the Company, a merger or other business combination, a sale of all or substantially all assets or a strategic joint venture. At April 1, 2019, no definitive alternatives had been identified.

At December 31, 2018, the Company had approximately $4,678,891 of cash and approximately $500,000 of availability on its credit facility. The Company currently expects to draw on these cash reserves and utilize the credit facility to finance its near term working capital needs. It expects to continue to incur operating losses and negative operating cash flows for one year beyond the date of these financial statements. Accordingly, and in light of the Company’s historic and continuing losses, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessment of past due balances and economic conditions. The Company writes off accounts receivable when they become uncollectible. The allowance for doubtful accounts was $65,542 and $22,173 at December 31, 2018 and 2017, respectively. Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past due date. The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period. Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history. Typically, accounts are only escalated to “uncollectible” status after multiple attempts at collection have proven unsuccessful.

The allowance for doubtful accounts for the years ended December 31 are as follows:

	2018	2017
Beginning balance	$22,173	$34,573
Provision charged to expense	55,152	35,187
Deductions	(11,783)	(47,587)
Ending balance	$65,542	$22,173

Inventories

Inventories consist of thermostats, sensors and controllers for Telkonet’s EcoSmart product platform. These inventories are purchased for resale and do not include manufacturing labor and overhead. Inventories are stated at the lower of cost or net realizable value determined by the first in, first out (FIFO) method. The Company’s inventories are subject to technological obsolescence. Management evaluates the net realizable value of its inventories on a quarterly basis and when it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. The reserve for inventory obsolescence balance was approximately $114,000 and $245,000 for the years ended December 31, 2018, and 2017, respectively.

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

The Company’s financial instruments include cash and cash equivalents, restricted cash on deposit, accounts receivable, accounts payable, line of credit, and certain accrued liabilities. The carrying amounts of these assets and liabilities approximate fair value due to the short maturity of these instruments (Level 1 instruments), except for the line of credit. The carrying amount of the line of credit approximates fair value due to the interest rate and terms approximating those available to the Company for similar obligations (Level 2 instruments).

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Based on the assessment for impairment performed during 2018 and 2017, no impairment was recorded.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”.  Basic net income (loss) per common share is computed using the weighted average shares outstanding. Diluted net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the years ended December 31, 2018 and 2017, there were 3,599,793 and 4,626,474 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

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

The Company adopted ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on de-recognition, classification, treatment of interest and penalties, and disclosure of such positions. The Securities and Exchange Commission issued Staff Accounting Bulletin 118 to address uncertainty regarding the application of ASC 740 to the income tax effects of the Tax Cuts and Jobs Act, signed into law on December 22, 2017. The bulletin provides a measurement period (not to exceed one year from the Tax Act enactment date) for companies to complete the accounting under ASC 740. To the extent that a company’s accounting for certain income tax effects is incomplete, but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The company was able to make reasonable estimates of certain effects and, therefore, recorded non-material provisional adjustments.

The revaluation of the net deferred tax assets resulted in an increase to tax expense of $12.72 million.  This was offset by the revaluation of the valuation allowance of $13.71 million.  The sale of EthoStream generated income, resulting in an increase to tax expense of $1.067 million. Tax credits generated during the year resulted in a tax benefit of $.07 million.

The provision for income taxes was $.001 million for the year ended December 31, 2018, relatively unchanged from the prior year amount of $.001 million. The effective income tax rate was 0.3% for the year ended December 31, 2018 similarly to 0.3% for the prior year. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which effectively lower the federal tax rate from 35% to 21%. For the year ended December 31, 2018, the Company has recorded all known and estimable impacts of the Tax Act that are effective for 2018.

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

The Company also offers technical phone support services to customers. This service is considered a separate performance obligation.

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

Customer contracts will typically contain upfront deposits that will be applied against future invoices, as well as customer retainage. The intent of any required deposit or retainage is to ensure that the obligations of either party are honored and follow customary industry practices. In addition, the Company will typically be paid in advance at the beginning of any support contracts, consistent with industry practices. None of these payment provisions are intended to represent significant implicit financing. The Company’s standard payment terms are thirty days from invoice date. Products are fully refundable when returned in their original packaging without damage or defacing less a restocking fee. Historical returns have shown to be immaterial. The Company offers a standard one-year assurance warranty. However customers can purchase an extended warranty. Under the new standard, extended warranties are accounted for as a service warranty, requiring the revenue to be recognized over the extended service periods. Contracts involving an extended warranty are immaterial and will continue to be combined with support revenue and recognized on a straight-line basis over the support revenue term.

Allocate the transaction price to the performance obligations

Revenues from customer contracts are allocated to the separate performance obligations based on their relative stand-alone selling price (“SSP”) at contract inception. The SSP is the price at which the Company would sell a promised good or service separately. The best evidence of an SSP is the observable price of a good or service when the entity sells that good or service separately in similar circumstances and to similar customers. However, turnkey solutions are sold for a broad range of amounts resulting from, but not limited to, tiered discounting for value added resellers (“VAR”) based upon committed volumes and other economic factors. Due to the high variability of our pricing, the Company cannot establish a reliable SSP using observable data. Accordingly, the Company uses the residual approach to allocate the transaction price to performance obligations related to its turnkey solutions. When support services are not included within the turnkey solution, the residual method is not utilized and no allocation of the transaction price to the performance obligation is necessary.

All support service agreements, whether single or multi-year terms, automatically renew for one-year terms at a suggested retail price (“SRP”). Support service renewals are consistently priced and therefore would support the use of SRP as the best estimate of an SSP for such performance obligations.

Revenue Recognition

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

Revenues from support services are recognized over time, in even daily increments over the term of the contract, and are presented as “Recurring Revenue” in the Statement of Operations.

Contract liabilities include deferrals for the monthly support service fees. Long-term contract liabilities represent support service fees that will be recognized as revenue after December 31, 2019.

Contract Fulfillment Cost

The Company recognizes related costs of the contract over time in relation to the revenue recognition. Costs included within the projects relate to the cost of material, direct labor and costs of outside services utilized to complete projects. . These are presented as “Contract assets” in the consolidated balance sheets.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the years ended December 31, 2018 and 2017, the Company experienced returns of approximately 1% to 3% of material’s included in cost of sales. As of December 31, 2018 and 2017, the Company recorded warranty liabilities in the amount of $46,103 and $59,892, respectively, using this experience factor range.

Product warranties for the years ended December 31 is as follows:

	2018	2017
Beginning balance	$59,892	$95,540
Warranty claims incurred	(28,000)	(84,087)
Provision charged to expense	14,211	48,439
Ending balance	$46,103	$59,892

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $108,632 and $33,520 in advertising costs during the years ended December 31, 2018 and 2017, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2018 and 2017 were $1,879,676 and $1,770,597, respectively.

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

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2018 and prior years, expected stock price volatility is based on the historical volatility of the Company’s stock for the related expected term.

Stock-based compensation expense in connection with options granted to employees for the years ended December 31, 2018 and 2017 was $6,405 and $322,888, respectively.

Deferred Lease Liability

Rent expense is recorded on a straight-line basis over the term of the lease. Rent escalations and rent abatement periods during the term of the lease create a deferred lease liability which represents the excess of cumulative rent expense recorded to date over the actual rent paid to date.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements and accompanying notes to the consolidated financial statements.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”), subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 and codified in ASC 842, Leases (“ASC 842”). ASC 842 is effective for annual periods beginning after December 15, 2018 and interim periods thereafter. Earlier application is permitted, however the Company will not do so. ASC 842 supersedes current lease guidance in ASC 840 and requires a lessee to recognize a right-of-use asset and a corresponding lease liability for substantially all leases. The lease liability will be equal to the present value of the remaining lease payments while the right-of-use asset will be similarly calculated and then adjusted for initial direct costs. In addition, ASC 842 expands the disclosure requirements to increase the transparency and comparability of the amount, timing and uncertainty of cash flows arising from leases.

We will elect available practical expedients permitted under the guidance, which among other items, allow the Company to carry forward its historical lease classification and not reassess leases for the definition of lease under the new standard. Upon the adoption of ASC 842, we do not expect to record a right-of-use asset and related lease liability for leases with an initial term of 12 months or less and we plan to account for lease and non-lease components as a single lease component.

ASU 2016-02 may be applied using either an optional alternative approach, under which all years included in the financial statements will be presented under the revised guidance, a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years, or a new transition alternative approach, under which the standard is adopted and measured from the first date of the fiscal year under adoption, in this case January 1, 2019. We adopted the new transition alternative approach, where entities will measure current leases from date of adoption, January 1, 2019. Initial direct costs are to be recognized as a cumulative catch-up adjustment to the opening balance of retained earnings on January 1, 2019. The Company did not incur any initial direct costs upon the initial assessment of leases and thus will not be require a cumulative catch-up adjustment.

We expect to recognize additional lease assets and liabilities of approximately $1.0 million and $1.1 million, respectively, to reflect the present value of remaining lease payments under existing leasing arrangements. The cumulative impact of adopting ASC 842 is based on the Company’s best estimates at the time of the preparation of the consolidated financial statements. Our conclusions are preliminary and subject to change as we finalize our analysis. Changes in our lease population or changes in incremental borrowing rates may alter these estimates. We will expand our consolidated financial statement disclosure upon adoption of the new standard. We do not expect significant changes to our business processes, systems, or internal controls as a result of implementing the standard.

Accounting Standards Recently Adopted

Effective January 1, 2018, the Company has adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606, the Standard”), which supersedes nearly all legacy revenue recognition guidance. ASC 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue based on when an it satisfies its performance obligations by transferring control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for said goods or services. Refer to Note C for further consideration of the recently adopted standard.

In November 2016, the Financial Accounting Standards Board issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, (“Update 2016-18”). Update 2016-18 provides guidance on the classification of restricted cash in the statement of cash flows. The amendments are effective for interim and annual periods beginning after December 15, 2017. The amendments in Update 2016-18 should be adopted on a retrospective basis. The adoption of this amendment increased the beginning cash balance by $810,000 as of January 1, 2018 in our statement of cash flows, due to the reclassification of $810,000 of restricted cash into the cash and cash equivalents category.

Management has evaluated other recently issued accounting pronouncements and does not believe any will have a significant impact on our consolidated financial statements and related disclosures.

NOTE C– REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the year ended December 31, 2018.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$6,410,615	$652,019	$472,462	$81,319	$7,616,415
Recurring	668,039	128,872	18,653	–	815,564
	$7,078,654	$780,891	$491,115	$81,319	$8,431,979

Sales taxes and other usage-based taxes are excluded from revenues.

Contract assets

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billing occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Condensed Consolidated Balance Sheet. The balance of contract assets as of December 31, 2018 and at the date of adoption of ASC 606 was $0.31 million and $0.35 million, respectively. There were approximately $0.03 million of costs incurred to fulfill a contract in the closing balance of contract assets.

Contract liabilities

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. As of December 31, 2018 and at the date of adoption of ASC 606, contract liabilities were $1.23 million and $0.78 million, respectively. The change in the contract liability balance during the 12 month period ended December 31, 2018 is the result of cash payments received and billing in advance of satisfying performance obligations, previously unrecognized cost of goods sold proportionate with the related percentage of completion, and customer deposits.

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

The tables below present the impacts of our adoption of the new revenue standard on our income statement and balance sheet.

	For the 12 Months Ended December 31, 2018
	As Reported	Pro-Forma as if Previous Accounting Guidance was in Effect (Unaudited)	Effect of Change Higher/(Lower) (Unaudited)
Income Statement:
Sales	$8,431,979	$9,254,508	$(822,529)
Cost of Goods Sold	4,662,086	4,878,490	(216,403)
Net loss	$(3,016,750)	$(2,410,624)	$606,126

	As of December 31, 2018
	As Reported	Pro-Forma as if Previous Accounting Guidance was in Effect (Unaudited)	Effect of Change Higher/(Lower) (Unaudited)
Balance Sheet:
Assets
Contract Assets	$314,749	–	$314,749
Inventories	1,790,992	1,585,124	205,798
Liabilities
Contract Liabilities - ST	1,070,502	–	1,070,502
Contract Liabilities - LT	162,121	–	162,121
Customer Deposits	–	751,801	(751,801)
Deferred Revenue - Current	–	233,122	(233,122)
Deferred Revenue – Long Term	–	162,121	(162,121)
Equity
Accumulated Deficit	$(123,171,406)	(122,565,280)	$606,126

The table below presents the cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 after the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

	December 31, 2017	Transition Adjustments	January 1, 2018
Balance Sheet:
Assets
Contract Assets	$–	349,000	$349,000
Liabilities
Contract Liabilities	–	1,415,446	1,415,446
Customer Deposit	124,380	(124,380)	–
Deferred Revenue – Current	292,106	(292,106)	–
Deferred Revenue – Long Term	219,960	(219,960)	–
Equity
Accumulated Deficit	$(119,724,656)	(430,000)	$(120,154,656)

Remaining performance obligations

As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.68 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of December 31, 2018 and 2017 are as follows:

	2018	2017
Accounts receivable	$1,146,832	$1,632,459
Allowance for doubtful accounts	(65,542)	(22,173)
Accounts receivable, net	$1,081,291	$1,610,286

NOTE E – PROPERTY AND EQUIPMENT

The Company’s property and equipment as of December 31, 2018 and 2017 consists of the following:

	2018	2017
Development test equipment	$19,110	$19,110
Computer software	76,134	76,134
Office equipment	61,367	51,142
Office fixtures and furniture	330,568	330,568
Leasehold improvements	18,016	18,016
Total	505,195	494,970
Accumulated depreciation and amortization	(257,907)	(190,800)
Total property and equipment	$247,289	$304,170

Depreciation and amortization expense included as a charge to income was $67,107 and $51,229 for the years ended December 31, 2018 and 2017, respectively.

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of December 31, 2018 and 2017 are as follows:

	2018	2017
Accrued liabilities and expenses	$325,855	$294,709
Accrued payroll and payroll taxes	241,253	230,931
Accrued sales taxes, penalties, and interest	43,400	83,282
Product warranties	46,103	59,892
Total accrued liabilities and expenses	$656,611	$668,814

NOTE G – DEBT

Revolving Credit Facility

On September 30, 2014, the Company and its wholly-owned subsidiary, EthoStream, as co-borrowers (collectively, the “Borrowers”), entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Following the sale of EthoStream in March of 2017, it was removed as a co-borrower. Availability of borrowings under the Credit Facility is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 8.50% at December 31, 2018 and 7.50% at December 31, 2017. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock, for further information on the accounting for warrants, refer to Note J. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 13, 2019, the tenth amendment to the Credit Facility was executed extending the maturity date to September 30, 2020, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants, including a maximum EBITDA loss covenant, measured quarterly, a minimum asset coverage ratio, measured monthly, and a minimum unrestricted cash balance of $2 million. During the year ended December 31, 2018, the Company and Heritage Bank entered into several amendments to the Credit Facility to adjust these covenant levels. As long as the Company maintains the minimum unrestricted cash balance of $2 million, a violation of the minimum EBITDA level will not trigger an event of default. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature.

The outstanding balance on the Credit Facility was $121,474 and $682,211 at December 31, 2018 and 2017 and the remaining available borrowing capacity was approximately $499,000 and $202,000, respectively. As of December 31, 2018, the Company was in compliance with all financial covenants.

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

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of December 31, 2018, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $435,081, which includes cumulative accrued unpaid dividends of $175,081, and second, Series A with a preference value of $1,600,168, which includes cumulative accrued unpaid dividends of $675,168. As of December 31, 2017, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $414,258, which includes cumulative accrued unpaid dividends of $154,258, and second, Series A with a preference value of $1,526,141, which includes cumulative accrued unpaid dividends of $601,141.

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. At December 31, 2018 and 2017, there were 185 shares of Series A and 52 shares of Series B outstanding, respectively.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2018 and 2017, the Company had 134,793,211 and 133,695,111 common shares issued and outstanding, respectively.

During the years ended December 31, 2018 and 2017, the Company issued 1,098,100 and 920,636 shares of common stock, respectively to directors for services performed during 2018 and 2017. These shares were valued at $144,000 and $144,000, respectively, which approximated the fair value of the shares when they were issued.

During the years ended December 31, 2018 and 2017, no warrants were exercised. These warrants were originally granted to shareholders of the April 8, 2011 Series B preferred stock issuance.

During the years ended December 31, 2018 and 2017, no shares of Series A or B preferred stock were converted to shares of common stock.

NOTE J – STOCK OPTIONS AND WARRANTS

Stock Options

The Company maintains an equity incentive plan (the “Plan”). The Plan was established in 2010 as an incentive plan for officers, employees, non-employee directors, prospective employees and other key persons. The Plan is administered by the Board of Directors or the compensation committee, which is comprised of not less than two non-employee directors who are independent. A total of 10,000,000 shares of stock were reserved and available for issuance under the Plan. The exercise price per share for the stock covered by a stock option granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. The term of each stock option shall be fixed by the administrator, but no stock option shall be exercisable more than ten years after the date the stock option is granted. As of December 31, 2018, there were approximately 1,606,549 shares remaining for issuance in the Plan.

It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a better alignment of their interests with those of the Company and its stockholders.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of December 31, 2018.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	2,000,000	8.01	$0.14	2,000,000	$0.14
$0.16 - $1.00	1,349,793	4.84	0.18	1,134,950	0.18
	3,349,793	6.73	$0.16	3,134,950	$0.16

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2017	2,832,725	$0.18
Granted	3,000,000	0.14
Exercised	–	–
Cancelled or expired	(1,456,251)	0.17
Outstanding at December 31, 2017	4,376,474	$0.16
Granted	67,394	0.17
Exercised	–	–
Cancelled or expired	(1,094,075)	0.14
Outstanding at December 31, 2018	3,349,793	$0.16

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

The following table summarizes the assumptions used to estimate the fair value of options granted during the years ended December 2018 and 2017, using the Black-Scholes option-pricing model:

	2018	2017
Expected life of option (years)	10	7
Risk-free interest rate	2.80%	1.22%
Assumed volatility	87%	81%
Expected dividend rate	0	0
Expected forfeiture rate	65%	10%

The total estimated fair value of the options granted during the years ended December 31, 2018 and 2017 was $244 and $360,000. The total fair value of underlying shares related to options that vested during the years ended December 31, 2018 and 2017 was $6,811 and $368,544. Future compensation expense related to non-vested options at December 31, 2018 was $18,724 and will be recognized over the next 3.0 years. The aggregate intrinsic value of the vested options was zero as of December 31, 2018 and 2017. Total stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2018 and 2017 was $6,404 and $322,888, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related exercise prices for the warrants issued to the debt holder in relation to the revolving credit facility, see Note G.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20	250,000	3.02	$0.20	250,000	0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2017	300,000	0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	(50,000)	0.18
Outstanding at December 31, 2017	250,000	$0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at December 31, 2018	250,000	$0.20

There were no warrants granted, exercised, cancelled or forfeited during the year ended December 31, 2018. There were no warrants granted or exercised and 50,000 cancelled or forfeited during the year ended December 31, 2017.

NOTE K – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2018 and 2017, the Company agreed to issue common stock in the amount of $144,000 and $144,000 to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings.

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

Such measurement period is deemed to end when all necessary information has been obtained, prepared and analyzed such that a final accounting determination can be concluded, but in no event should the period extend beyond one year. If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year. For the year ended December 31, 2018, the Company has recorded all known and estimable impacts of the Tax Act that are effective for 2018.

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

A reconciliation of tax expense computed at the statutory federal tax rate on income (loss) from operations before income taxes to the actual income tax (benefit) / expense is as follows:

	2018	2017
Tax provision (benefits) computed at the statutory rate	$(631,497)	$1,000,507
State taxes	6,874	8,419
Tax credits	–	(67,357)
Book expenses not deductible for tax purposes	2,882	6,782
Tax Cut and Jobs Act impact	–	12,721,278
Sale of subsidiary	–	45,327
Other(prior period adjustments)	(27,286)	5,750
	(649,027)	13,720,706
Change in valuation allowance for deferred tax assets	658,650	(13,710,944)
Income tax expense	$9,623	$9,762

Deferred income taxes include the net tax effects of net operating loss (NOL) carry forwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2018	2017
Deferred Tax Assets:
Net operating loss carry forwards	$20,342,559	21,077,944
Intangibles	318,178	422,955
Credits	112,086	67,357
Other	613,202	512,796
Total deferred tax assets	21,386,025	22,081,052

Deferred Tax Liabilities:
Intangibles	–	–
Total deferred tax liabilities	–	–
Valuation allowance	(21,386,025)	(22,081,052)
Net deferred tax liabilities	$–	–

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of December 31, 2018 and December 31, 2017, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $21,390,000 and $22,080,000, respectively. The overall decrease in the valuation allowance is related to insignificant fluctuations in the temporary differences and federal and state net operating losses.

At December 31, 2018 the Company had net operating loss carryforwards of approximately $90,100,000 and $46,500,000 for federal and state income tax purposes which will expire at various dates from 2019 through 2038.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally no longer subject to U.S. federal income tax examinations by tax authorities for years before 2014 and various states before 2014. Although these years are no longer subject to examination by the Internal Revenue Service (IRS) and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they have been or will be used in a future period.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no change in the liability for unrecognized tax benefits. The Company has no tax positions at December 31, 2018 or 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2018 or 2017. The Company’s utilization of any net operating loss carryforwards may be unlikely due to its continuing losses.

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

In January 2016, the Company entered into a lease agreement for 2,237 square feet of commercial office space in Germantown, Maryland for its Maryland employees. The Germantown lease as amended was set to expire at the end of January 2018. In November 2017, the Company entered into a second amendment to the lease agreement extending the lease through the end of January 2019. In November 2018, the Company entered into a third amendment to the lease agreement extending the lease through the end of January 2022.

In May 2017, the Company entered into a lease agreement for 5,838 square feet of floor space in Waukesha, Wisconsin for its inventory warehousing operations. The Waukesha lease expires in May 2024.

Commitments for minimum rentals under non-cancelable leases as of December 31, 2018 are as follows:

Years ending December 31,

2019	$211,448
2020	223,417
2021	242,785
2022	195,176
2023	193,169
2024 and thereafter	380,714
Total	$1,446,708

Rental expenses charged to operations for the years ended December 31, 2018 and 2017 was $342,975 and $284,714, respectively.

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

Jason L. Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement with us dated October 1, 2018. Mr. Tienor’s employment agreement has a term of two (2) years, which will automatically renew for a period of an additional twelve (12) months, and provides for a base salary of $222,800 per year and bonuses and benefits based upon the Company’s internal policies and participation in the Company’s incentive and benefit plans. The agreement also calls for a bonus to be paid upon the sale of the Company. The bonus will be equal to $20,000 if The Company’s shares are valued at minimum $0.20 per share, $35,000 if shares are valued at minimum $0.225 per share, or $50,000 if shares are valued at minimum $0.25 per share. If sale price exceeds $0.25 per share, Mr. Tienor is eligible to receive an additional $6,000 for every $0.01 above a share price of $0.25.

Jeffrey J. Sobieski, Chief Technology Officer, is employed pursuant to an employment agreement with us dated October 1, 2018. Mr. Sobieski’s employment agreement has a term of two (2) years, which will automatically renew for a period of an additional twelve (12) months, and provides for a base salary of $211,625 per year and bonuses and benefits based upon the Company’s internal policies and participation in the Company’s incentive and benefit plans. The agreement also calls for a bonus to be paid upon the sale of the Company. The bonus will be equal to $20,000 if the Company’s shares are valued at minimum $0.20 per share, $35,000 if shares are valued at minimum $0.225 per share, or $50,000 if shares are valued at minimum $0.25 per share. If sale price exceeds $0.25 per share, Mr. Sobieski is eligible to receive an additional $6,000 for every $0.01 above a share price of $0.25.

Richard E. Mushrush, Chief Financial Officer, is employed pursuant to an employment agreement with us dated October 1, 2018. Mr. Mushrush’s employment agreement has a term of two (2) years, which will automatically renew for a period of an additional twelve (12) months, and provides for a base salary of $122,000 per year and bonuses and benefits based upon the Company’s internal policies and participation in the Company’s incentive and benefit plans. The agreement also calls for a bonus to be paid upon the sale of the Company. The bonus will be equal to $20,000 if the Company’s shares are valued at minimum $0.20 per share, $35,000 if shares are valued at minimum $0.225 per share, or $50,000 if shares are valued at minimum $0.25 per share. If sale price exceeds $0.25 per share, Mr. Mushrush is eligible to receive an additional $6,000 for every $0.01 above a share price of $0.25.

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

The following table sets forth the change in the sales tax accrual during the years ended December 31:

	2018	2017
Balance, beginning of year	$83,282	$274,869
Sales tax collected	101,144	297,673
Provisions (reversals)	30,465	(33,000)
Interest and penalties	–	(5,890)
Payments	(171,492)	(450,370)
Balance, end of year	$43,400	$83,282

NOTE N – BUSINESS CONCENTRATION

For the years ended December 31, 2018 and 2017, no single customer represented 10% or more of the Company’s total net revenues.

As of December 31, 2018, three customers accounted for 47% of the Company’s net accounts receivable. As of December 31, 2017, three customers accounted for 54% of the Company’s net accounts receivable.

Purchases from one supplier approximated $3,622,000, or 81%, of total purchases for the year ended December 31, 2018 and approximately $2,796,000, or 79%, of total purchases for the year ended December 31, 2017. Deposits paid to this vendor were in excess of total accounts payable due to this supplier in the amount of $320,352 as of December 31, 2018 and total due to this supplier, net of deposits, was $202,258 as of December 31, 2017.

NOTE O – EMPLOYEE BENEFIT PLAN

The Company has an employee savings plan covering substantially all employees who are at least 21 years of age and have completed at least 3 months of service. The plan provides for matching contributions equal to 100% of each dollar contributed by the employee up to 4% of the employee’s salary. The Company’s matching contributions vest immediately. The Company may also elect to make discretionary contributions. The Company made contributions to the plan of approximately $116,000 and $123,000 for the years ended December 31, 2018 and 2017, respectively.

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

For the years ended December 31, 2018 and 2017, there were no balance sheet balances from discontinued operations.

The following table summarizes the statements of operations information for discontinued operations for the years ended December 31, 2018 and 2017.

	2018	2017
Revenues, net:
Product	$–	$653,839
Recurring	–	925,837
Total Net Revenues	–	1,579,676

Cost of Sales:
Product	–	393,804
Recurring	–	209,868
Total Cost of Sales	–	603,672

Gross Profit	–	976,004

Operating Expenses:
Research and development	–	–
Selling, general and administrative	–	252,378
Depreciation and amortization	–	60,420
Total Operating Expenses	–	312,798

Income from Discontinued Operations before Provision for Income Taxes	–	663,206

Provision for Income Taxes	–	50,331
Income from Discontinued Operations (net of tax)	$–	$612,875

The consolidated statements of cash flows do not present the cash flows from discontinued operations for investing activities or financing activities because there were no investing or financing activities associated with the discontinued operations in the years ended December 31, 2018 and 2017.

