Form 10-Q
period 2019-03-31
TELKONET INC
filed 2019-05-15
CIK 1094084

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

Commission file number 001-31972

TELKONET, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0627421
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20800 Swenson Drive, Suite 175, Waukesha, WI	53186
(Address of Principal Executive Offices)	(Zip Code)

(414) 302-2299

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 30, 2019 is 135,085,519.

TELKONET, INC.

FORM 10-Q for the Three Months Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,745,998	$4,678,891
Accounts receivable, net	2,546,293	1,081,291
Inventories	1,613,960	1,790,919
Contract assets	446,662	314,749
Prepaid expenses	562,366	577,386
Income taxes receivable	25,334	19,695
Total current assets	8,940,613	8,462,931

Property and equipment, net	232,659	247,289

Other assets:
Deposits	17,130	17,130
Operating lease right of use assets	1,005,587	–
Total other assets	1,022,717	17,130

Total Assets	$10,195,989	$8,727,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$870,650	$408,045
Accrued liabilities	843,738	656,611
Line of credit	907,241	121,474
Contract liabilities – current	908,743	1,070,502
Operating lease liabilities – current	220,037	–
Total current liabilities	3,750,409	2,256,632

Long-term liabilities:
Contract liabilities – long term	154,533	162,121
Operating lease liabilities – long term	862,114	–
Deferred lease liability – long term	–	71,877
Total long-term liabilities	1,016,647	233,998
Total liabilities	$4,767,056	$2,490,630

Commitments and contingencies
Stockholders’ Equity
Series A, par value $.001 per share; 215 shares issued, 185 shares outstanding at March 31, 2019 and December 31, 2018, preference in liquidation of $1,618,421 and $1,600,168 as of March 31, 2019 and December 31, 2018, respectively	1,340,566	1,340,566
Series B, par value $.001 per share; 538 shares issued, 52 shares outstanding at March 31, 2019 and December 31, 2018, preference in liquidation of $440,216 and $435,081 as of March 31, 2019 and December 31, 2018, respectively	362,059	362,059
Common stock, par value $.001 per share; 190,000,000 shares authorized; 135,085,519 and 134,793,211 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	135,086	134,792
Additional paid-in-capital	127,608,232	127,570,709
Accumulated deficit	(124,017,010)	(123,171,406)
Total stockholders’ equity	5,428,933	6,236,720

Total Liabilities and Stockholders’ Equity	$10,195,989	$8,727,350

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2019	2018
Revenues, net:
Product	$2,586,669	$1,503,658
Recurring	176,533	101,538
Total Net Revenue	2,763,202	1,605,196

Cost of Sales:
Product	1,690,598	994,237
Recurring	86,042	59,997
Total Cost of Sales	1,776,640	1,054,234

Gross Profit	986,562	550,962

Operating Expenses:
Research and development	486,626	438,780
Selling, general and administrative	1,323,049	1,276,903
Depreciation and amortization	16,931	16,915
Total Operating Expenses	1,826,606	1,732,598

Operating Loss	(840,044)	(1,181,636)

Other (Expenses) Income:
Interest (expense), net	(5,560)	(2,530)
Total Other (Expenses)	(5,560)	(2,530)

Loss before Provision (Benefit) for Income Taxes	(845,604)	(1,184,166)

Provision (Benefit) for Income Taxes	–	–
Net loss attributable to common stockholders	$(845,604)	$(1,184,166)

Net loss per common share:
Basic – net loss attributable to common stockholders	$(0.01)	$(0.01)

Diluted – net loss attributable to common stockholders	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding – basic	134,793,211	133,695,111
Weighted Average Common Shares Outstanding – diluted	134,793,211	133,695,111

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS FROM JANUARY 1, 2018 THROUGH MARCH 31, 2018

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	185	$1,340,566	52	$362,059	133,695,111	$133,695	$127,421,402	$(119,724,656)	$9,533,066

January 1, 2018, Cumulative effect of a change in accounting principle related to ASC 606, net of tax	–	–	–	–	–	–	–	(430,000)	(430,000)

Shares issued to directors	–	–	–	–	294,808	294	35,706	–	36,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,531	–	1,531

Net loss	–	–	–	–	–	–	–	(1,184,166)	(1,184,166)

Balance at March 31, 2018	185	$1,340,566	52	$362,059	133,989,919	$133,989	$127,458,639	$(121,338,822)	$7,956,431

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS FROM JANUARY 1, 2019 THROUGH MARCH 31, 2019

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	185	$1,340,566	52	$362,059	134,793,211	$134,792	$127,570,709	$(123,171,406)	$6,236,720

Shares issued to directors	–	–	–	–	292,308	294	35,708	–	36,002

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(845,604)	(845,604)

Balance at March 31, 2019	185	$1,340,566	52	$362,059	135,085,519	$135,086	$127,608,232	$(124,017,010)	$5,428,933

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(845,604)	$(1,184,166)

Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	1,815	1,531
Stock issued to directors as compensation	36,002	36,000
Depreciation and amortization	16,931	16,915
Provision for doubtful accounts, net of recoveries	(26,317)	(3,356)
Reserve for inventory obsolescence	171,901	54,100
Noncash operating lease expense	59,476	–

Changes in operating assets and liabilities:
Accounts receivable	(1,438,685)	329,367
Inventories	5,061	361,948
Prepaid expenses and other current assets	15,020	(219,316)
Accounts payable	462,605	(283,485)
Accrued liabilities and expenses	187,127	(67,554)
Contract liability	(169,347)	255,170
Contract assets	(131,913)	(295,479)
Operating lease liability	(54,788)	–
Income taxes receivable	(5,641)	–
Deferred lease liability	–	6,441
Net Cash Used In Operating Activities	(1,716,357)	(991,884)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,302)	(7,493)
Net proceeds from sale of subsidiary	–	–
Net Cash Used In By Investing Activities	(2,302)	(7,493)

Cash Flows From Financing Activities:
Proceeds from line of credit	2,339,000	220,610
Payments on line of credit	(1,553,234)	(279,969)
Net Cash (Used In) Provided By Financing Activities	785,766	(59,359)

Net decrease in cash and cash equivalents	(932,893)	(1,058,736)
Cash, cash equivalents and restricted cash at the beginning of the period	4,678,891	9,195,595
Cash, cash equivalents and restricted cash at the end of the period	$3,745,998	$8,136,859

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$3,745,998	$8,126,859
Restricted cash	–	10,000
Total cash, cash equivalents, and restricted cash	$3,745,998	$8,136,859

See accompanying notes to the unaudited condensed consolidated financial statements

7

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$10,937	$12,228

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2018 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Telkonet Communications, Inc. We currently operate in a single reportable business segment.

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

Since inception through March 31, 2019, we have incurred cumulative losses of $124,017,010 and have never generated enough funds through operations to support our business. For the three-month period ended March 31, 2019, we had an operating cash flow deficit of $1,716,357 from operations. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There can be no assurance that the Company will be able to secure such financing at commercially reasonable terms, if at all. If cash resources become insufficient to meet the Company’s ongoing obligations, the Company will be required to scale back or discontinue portions of its operations or discontinue operations entirely, whereby, the Company’s shareholders may lose some or all of their investment.

We have not identified, and cannot be certain we will be able to identify, a course of action that guarantees the achievement of profitable operations in the foreseeable future. In June 2018, the Company’s Board engaged an investment bank to identify strategic alternatives to maximize shareholder value, including but not limited to, a sale of the Company, an investment in the Company, a merger or other business combination, a sale of all or substantially all assets or a strategic joint venture. At May 15, 2019, no definitive alternatives had been identified.

At March 31, 2019, the Company had $3,745,998 of cash and approximately $1,043,000 of availability on its credit facility. The Company currently expects to draw on these cash reserves and utilize the credit facility to finance its near term working capital needs. It expects to continue to incur operating losses and negative operating cash flows for one year beyond the date of these financial statements. Accordingly, and in light of the Company’s historic and continuing losses, there is substantial doubt about the Company’s ability to continue as a going concern.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed using the weighted average shares outstanding. Diluted net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the three months ended March 31, 2019 and 2018, there were 3,559,793 and 3,557,399 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

Use of Estimates

The preparation of financial statements in conformity with United States of America (U.S.) generally accepted accounting principles (“GAAP”) requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for items and matters such as revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, depreciation and amortization, long-lived assets, taxes, related valuation allowance and income tax provisions, stock-based compensation, and contingencies. The Company believes that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. Actual results may differ from those estimates.

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

Customer contracts will typically contain upfront deposits that will be applied against future invoices, as well as customer retainage. The intent of any required deposit or retainage is to ensure that the obligations of either party are honored and follow customary industry practices. In addition, the Company will typically be paid in advance at the beginning of any support contracts, consistent with industry practices. None of these payment provisions are intended to represent significant implicit financing. The Company’s standard payment terms are thirty days from invoice date. Products are fully refundable when returned in their original packaging without damage or defacing less a restocking fee. Historical returns have shown to be immaterial. The Company offers a standard one-year assurance warranty. However customers can purchase an extended warranty. Under the new standard, extended warranties are accounted for as a service warranty, requiring the revenue to be recognized over the extended service periods. Contracts involving an extended warranty are immaterial and will continue to be combined with technical phone support services revenue and recognized on a straight-line basis over the term of the contract.

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

Contract liabilities include deferrals for the monthly support service fees. Long-term contract liabilities represent support service fees that will be recognized as revenue after March 31, 2020.

Contract Fulfillment Cost

The Company recognizes related costs of the contract over time in relation to the revenue recognition. Costs included within the projects relate to the cost of the material, direct labor and costs of outside services utilized to complete projects. These are represented as “Contract assets” in the condensed consolidated balance sheets.

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the three months ended March 31, 2019 and the year ended December 31, 2018, the Company experienced returns of approximately 1% to 2% of materials included in the cost of sales. As of March 31, 2019 and December 31, 2018, the Company recorded warranty liabilities in the amount of $39,736 and $46,103, respectively, using this experience factor range.

Product warranties for the three months ended March 31, 2019 and the year ended December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Beginning balance	$46,103	$59,982
Warranty claims incurred	(11,194)	(28,000)
Provision charged to expense	4,826	14,211
Ending balance	$39,736	$46,103

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

Accounting Standards Recently Adopted

Effective January 1, 2019, the Company has adopted ASU 2016-02, Leases (“ASU 2016-02”), subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 and codified in ASC 842, Leases (“ASC 842”). ASC 842 is effective for annual periods beginning after December 15, 2018 and interim periods thereafter. Earlier application was permitted, however the Company did not elect to do so. ASC 842 supersedes current lease guidance in ASC 840 and requires a lessee to recognize a right-of-use asset and a corresponding lease liability for substantially all leases. The lease liability will be equal to the present value of the remaining lease payments while the right-of-use asset will be similarly calculated and then adjusted for initial direct costs. In addition, ASC 842 expands the disclosure requirements to increase the transparency and comparability of the amount, timing and uncertainty of cash flows arising from leases.

We chose to elect available practical expedients permitted under the guidance, which among other items, allowed the Company to carry forward its historical lease classification to not reassess leases for the definition of lease under the new standard, and to not reassess initial direct costs for existing leases. Refer below for practical expedient package adopted:

•	Whether expired or existing contracts contain leases under the new definition of the lease;
•	Lease classification for expired or existing leases; and
•	Whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.

Upon the adoption of ASC 842, we have elected to not recognize a right-of-use asset and related lease liability for leases with an initial term of 12 months or less as an accounting policy choice and elected to account for lease and non-lease components as a single lease component.

The Company elected to utilize the new alternative transition approach introduced by ASU 2018-11, under which the standard is adopted and measured from the first date of the fiscal year under adoption, in this case January 1, 2019. Comparative periods are presented in accordance with Topic 840 and do not include any retrospective adjustments to comparative periods to reflect the adoption of Topic 842.

As of March 31, 2019, $1.01 million was included in total other assets, $0.22 million in total current liabilities, and $0.86 million in total long-term liabilities. There was no impact on our Condensed Consolidated Statements of Operations. Refer to Note K for further discussion.

NOTE C – REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended March 31, 2019.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$1,694,649	$255,736	$200,426	$435,858	$2,586,669
Recurring	156,272	19,445	816	–	176,533
	$1,850,921	$275,181	$201,242	$435,858	$2,763,202

Sales taxes and other usage-based taxes are excluded from revenues.

Remaining performance obligations

As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.2 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months.

Contract assets and liabilities

	March 31, 2019	December 31, 2018	Variance
Contract assets	$446,662	$314,749	$131,913
Contract liabilities	1,063,276	1,232,623	(169,347)
Net contract liabilities	$616,614	$917,874	$(301,260)

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billings occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Condensed Consolidated Balance Sheet. There were $0.40 million of costs incurred to fulfill contracts in the closing balance of contract assets.

Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. The change in the contract liability balance during the three-month period ended March 31, 2019 is the result of cash payments received and billing in advance of satisfying performance obligations.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Accounts receivable	$2,566,692	$1,146,832
Allowance for doubtful accounts	(20,399)	(65,541)
Accounts receivable, net	$2,546,293	$1,081,291

NOTE E – ACCRUED LIABILITIES

Accrued liabilities at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Accrued payroll and payroll taxes	$343,426	$241,253
Accrued expenses	330,467	239,793
Accrued professional	70,924	86,062
Accrued sales taxes, penalties, and interest	59,185	43,400
Product warranties	39,736	46,103
Total accrued liabilities	$843,738	$656,611

NOTE F – DEBT

Revolving Credit Facility

The Company is a party to a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 8.50% at March 31, 2019 and 8.50% at December 31, 2018. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock, for further information on the accounting for warrants, refer to Note I. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 13, 2019, the tenth amendment to the Credit Facility was executed extending the maturity date to September 30, 2020, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants, including a maximum EBITDA loss covenant, measured quarterly, a minimum asset coverage ratio, measured monthly, and a minimum unrestricted cash balance of $2 million. During the quarter ended March 31, 2019 and the year ended December 31, 2018, the Company and Heritage Bank entered into several amendments to the Credit Facility to adjust these covenant levels. As long as the Company maintains the minimum unrestricted cash balance of $2 million, a violation of the minimum EBITDA level will not trigger an event of default. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature.

The outstanding balance on the Credit Facility was $907,241 and $121,474 at March 31, 2019 and December 31, 2018 and the remaining available borrowing capacity was approximately $1,043,000 and $499,000, respectively. As of March 31, 2019, the Company was in compliance with all financial covenants.

NOTE G – REDEEMABLE PREFERRED STOCK

Preferred stock carries certain preference rights as detailed in the Company’s Amended and Restated Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of March 31, 2019, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $440,216, which includes cumulative accrued unpaid dividends of $180,216, and second, Series A with a preference value of $1,618,421, which includes cumulative accrued unpaid dividends of $693,421. As of December 31, 2018, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $435,081, which includes cumulative accrued unpaid dividends of $175,081, and second, Series A with a preference value of $1,600,168, which includes cumulative accrued unpaid dividends of $675,168.

NOTE H – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. At March 31, 2019 and December 31, 2018, there were 185 shares of Series A and 52 shares of Series B outstanding.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of March 31, 2019 and December 31, 2018 the Company had 135,085,519 and 134,793,211 common shares issued and outstanding, respectively.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of March 31, 2019.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	2,000,000	7.76	$0.14	2,000,000	$0.14
$0.16 - $0.99	1,349,793	4.60	0.18	1,153,118	0.18
	3,349,793	6.49	$0.16	3,153,118	$0.16

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2018	4,376,474	$0.18
Granted	67,394	0.14
Exercised	–	–
Cancelled or expired	(1,094,075)	0.17
Outstanding at December 31, 2018	3,349,793	$0.16
Granted	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at March 31, 2019	3,349,793	$0.16

No options were granted and no options were exercised during the three months ended March 31, 2019 and 2018. There were zero and 1,094,075 options cancelled or expired during the three months ended March 31, 2019 and 2018, respectively. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 was $1,815 and $1,531, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related exercise prices for the warrants issued to the debt holder in relation to the revolving credit facility see Note G.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20	250,000	3.52	$0.20	250,000	$0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2018	250,000	$0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at December 31, 2018	250,000	0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at March 31, 2019	250,000	$0.20

There were no warrants granted, exercised, cancelled or forfeited during the three months ended March 31, 2019 and 2018, respectively.

NOTE J – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019 and during the year ended December 31, 2018, the Company agreed to issue common stock in the amount of $36,002 and $144,000, respectively, to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings.

NOTE K – COMMITMENTS AND CONTINGENCIES

Leases

On January 1, 2019 the Company adopted ASC Topic 842 “Leases” (“ASC 842”), which supersedes ASC Topic 840 “Leases” (“ASC 840”), using the alternative transition method of adoption. Under this method of adoption, the Company have recognized and measured all leases that exist as at January 1, 2019 (the effective date) using a modified retrospective transition approach. Comparative periods are presented in accordance with Topic 840 and do not include any retrospective adjustments to comparative periods to reflect the adoption of Topic 842. Any cumulative-effect adjustments to retained earnings is recognized as of January 1, 2019. Upon adoption, we recognized our leases with greater than one year in duration on the balance sheet as right-of-use assets and lease liabilities. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is based on criteria that are largely similar to those applied in prior lease accounting, but without explicit lines. We have made certain assumptions in judgments when applying ASC 842. Those judgments of most significance are as follows:

•	We elected the package of practical expedients available for transition which allow us to not reassess the following:
o	Whether expired or existing contracts contain leases under the new definition of the lease;
o	Lease classification for expired or existing leases; and
o	Whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.
•	We did not elect to use hindsight for transition when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset.
•	For all asset classes, we elected to not recognize a right-of-use asset and lease liability for leases with a term of 12 months or less.
•	For all asset classes, we elected to not separate non-lease components from lease components to which they relate and have accounted for the combined lease and non-lease components as a single lease component.

We determine if an arrangement is a lease at inception. Operating leases are included in our consolidated balance sheet as right-of-use assets, operating lease liabilities - current and operating lease liabilities – long term. Upon adoption, the Company determined there were no financing leases. Our current operating leases are for facilities and office equipment. Our leases may contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Some of our lease agreements may contain rent escalation clauses, rent holidays, capital improvement funding, or other lease concessions. We recognize our minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. Payments are set on a pre-determined schedule within each lease agreement. We amortize this expense over the term of the lease beginning with the date of the standard adoption for current leases and beginning with the date of initial possession, which is the date we enter the leased space and begin to make improvements in the preparation for its intended use, for future leases. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred. Variable lease components consist primarily of common area maintenance, taxes and insurance.

The Company does not, upon adoption of ASC 842, control a specific space or underlying asset used in providing a service by a third-party service provider, under any third party service agreements. There are no such arrangements that meet the definition under ASC 842.

In determining our right-of-use assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease agreement. ASC 842 requires us to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. When we cannot readily determine the discount rate implicit in the lease agreement, we utilize our current borrowing rate on our outstanding line of credit. The Company’s line of credit utilizes market rates to assess an interest rate. Refer to Note F for further discussion.

We lease certain property under non-cancelable operating leases, primarily facilities. The impact of the adoption of ASC 842 at January 1, 2019 created a right-of-use asset of $1,042,004, lease liability of $1,095,761 and unwound the $71,877 balance of the deferred lease liability account.

The components of lease expense were as follows:

Operating lease expense:
Operating lease cost - fixed	$59,476
Variable lease cost	30,050
Total operating lease cost	$89,526

Other information related to leases as of March 31, 2019 was as follows:

Operating lease liability - current	$220,037
Operating lease liability - long-term	$862,114
Operating cash flows from operating leases	$54,788

Weighted-average remaining lease term of operating leases	6.3 years
Weighted-average discount rate of operating leases	8.5%

Future annual minimum operating lease payments as of March 31, 2019 were as follows:

2019 (excluding the three months ended March 31, 2019)	$165,008
2020	223,835
2021	242,299
2022	195,176
2023	193,169
2024 and thereafter	384,119
Total minimum lease payments	$1,403,606
Less imputed interest	(321,455)
Total	$1,082,151

Future annual minimum lease payments under non-cancelable leases as of December 31, 2018 prior to our adoption of ASU 2016-02, Leases (Topic 842) are as follows:

2019	$211,448
2020	223,417
2021	242,785
2022	195,176
2023	193,169
2024 and thereafter	380,715
Total	$1,446,708

Rental expenses charged to operations for the three months ended March 31, 2019 and 2018 was $89,526 and $83,882, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Sales Tax

The following table sets forth the change in the sales tax accrual as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Balance, beginning of year	$43,400	$83,282
Sales tax collected	56,314	101,145
Provisions	(7,706)	30,465
Interest and penalties	–	–
Payments	(32,823)	(171,492)
Balance, end of period	$59,185	$43,400

NOTE L – BUSINESS CONCENTRATION

For the three months ended March 31, 2019, two customers represented approximately 31% of total net revenues. For the three months ended March 31, 2018, one customer represented approximately 14% of total net revenues.

As of March 31, 2019, three customers accounted for approximately 51% of the Company’s net accounts receivable. As of December 31, 2018, three customers accounted for approximately 47% of the Company’s net accounts receivable.

Purchases from one supplier approximated $775,000, or 76%, of inventory purchases for the three months ended March 31, 2019 and $760,000, or 82%, of purchases for the three months ended March 31, 2018. Deposits paid to this vendor were in excess of total accounts payable due to this supplier in the amount of $697,405 as of March 31, 2019, and $320,352 as of December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three months ended March 31, 2019, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2018, filed with the US. Securities and Exchange Commission (the “SEC”) on April 1, 2019.

Business

Telkonet, Inc. (the “Company”, “Telkonet”), formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart Platform of intelligent automation solutions designed to optimize energy efficiency, comfort and analytics in support of the emerging Internet of Things (“IoT”). We currently operate in a single reportable business segment.

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

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for the remainder of 2019 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.  Factors that could cause or contribute to such differences include those risks affecting the Company’s business as described in the Company’s filings with the SEC, including the current reports on Form 8-K, which factors are incorporated herein by reference. The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

Critical Accounting Policies and Estimates and New Accounting Pronouncements

Please refer to the Company’s Form 10-K filed April 1, 2019 for critical accounting policies and estimates. For information regarding recent accounting pronouncements and their effect on the Company, see “New Accounting Pronouncements” in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	March 31, 2019		March 31, 2019		Variance

Product	$2,586,669	94%	$1,503,658	94%	$1,083,011	72%
Recurring	176,533	6%	101,538	6%	74,995	74%
Total	$2,763,202	100%	$1,605,196	100%	$1,158,006	72%

Product Revenue

Product revenue principally arises from the sale and installation of the EcoSmart energy management platform. The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products, switches, outlets and a control platform.

For the three months ended March 31, 2019, product revenue increased by 72% or $1.08 million when compared to the prior year period as a result of the Company beginning the quarter with a backlog of approximately $4.00 million, along with continued growth in channel sales. As a result of continued sales growth, the Company also finished the quarter with a backlog of approximately $4.00 million. The hospitality market sales for the three months ended March 31, 2019 increased $0.49 million from the prior year period to $1.69 million, largely driven by international sales in the hospitality market due to contract for a modular home project sold through an OEM partner. In addition, the government market increased $0.43 million to $0.44 million and the Multiple Dwelling Unit (“MDU”) market increased $0.18 million to $0.20 million. This was partially offset by a decrease in the education market sales for the three months ended March 31, 2019 of $0.03 million from the prior year period to $0.26 million. The Company’s commitment to access distribution channels through resellers and value added distribution partners continued to grow. Product revenue derived from channel partners increased $0.86 million to $2.13 million for the three months ended March 31, 2019 compared to the prior year period.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the three months ended March 31, 2019, recurring revenue increased by 74% when compared to the prior year period. New sales outpaced non-renewals.

Cost of Sales

	Three Months Ended
	March 31, 2019		March 31, 2018		Variance

Product	$1,690,598	65%	$994,237	66%	$696,361	70%
Recurring	86,042	49%	59,997	59%	26,045	43%
Total	$1,776,640	64%	$1,054,234	66%	$722,406	69%

Costs of Product Sales

Costs of product revenue include equipment and installation labor related to EcoSmart technology. For the three months ended March 31, 2019, total product costs increased by 70% compared to the prior year. Cost of materials increased by 82% or $0.42 million compared to the prior year period, primarily as a result of the increase in sales. The impact of tariffs resulted in a $0.25 million increase in freight expense. The Company’s use of outside contractors for installations increased, resulting in a $0.12 million increase in contractor services costs. These increases were partially offset by a $0.10 million decrease in inventory adjustments.

Costs of Recurring Revenue

Recurring costs are comprised of labor and telecommunication services for our customer service department. For the three months ended March 31, 2019, recurring costs increased by 43% compared to the prior year period. This $0.03 million variance was due to an increase in salary, benefits and temporary staffing.

Gross Profit

	Three Months Ended
	March 31, 2019		March 31, 2018		Variance

Product	$896,071	35%	$509,421	34%	$386,650	76%
Recurring	90,491	51%	41,541	41%	48,950	118%
Total	$986,562	36%	$550,962	34%	$435,600	79%

Gross Profit on Product Revenue

Gross profit for the three months ended March 31, 2019 increased by 76% when compared to the prior year period. The actual gross profit percentage increased from 34% for the three months ended March 31, 2018 to 35% for the three months ended March 31, 2019. Contributing to the increase in margin were lower discounts utilized offsetting the increases in costs of product sales discussed above.

Gross Profit on Recurring Revenue

The gross profit associated with recurring revenue increased by 118% for the three months ended March 31, 2019 when compared to the prior year period. The increase was related to increased unit sales with call center support services included.

Operating Expenses

	Three Months Ended March 31,
	2019	2018	Variance

Total	$1,826,607	$1,732,598	$94,009	5%

During the three months ended March 31, 2019, operating expenses increased by 5% when compared to the prior year period as outlined below.

Research and Development

	Three Months Ended March 31,
	2019	2018	Variance

Total	$486,626	$438,780	$47,846	11%

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. During the three months ended March 31, 2019, research and development costs increased 11% when compared to the prior year period. The variance is due to an approximate $0.05 million increase in expenditures for consulting.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2019	2018	Variance

Total	$1,323,049	$1,276,903	$46,146	4%

During the three months ended March 31, 2019, selling, general and administrative expenses increased over the prior year period by 4%. For the three month comparison, the majority of the variance is attributed to the increase in accounting and legal services, leading to an increase in $0.06 million. Additionally, there were increased commissions in the amount of $0.04 million. These costs were offset by a decrease in salaries of $0.03 million and a $0.02 change in bad debt expense.

EBITDA from Operations

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), income (loss) from operations, or any other measure for determining operating performance of liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the three months ended March 31, 2019 and 2018, the Company excluded items in the following general category described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation expense related to employee stock options enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense related to employee stock options allows for a more transparent comparison of its financial results to the previous period.

RECONCILIATION OF NET LOSS FROM

OPERATIONS TO ADJUSTED EBITDA

FOR THE THREE MONTHS ENDED MARCH 31,

	2019	2018
Net loss	$(845,604)	$(1,184,166)
Interest expense, net	5,561	2,530
Depreciation and amortization	16,931	16,915
EBITDA	(823,112)	(1,164,721)
Adjustments:
Stock-based compensation	1,815	1,531
Adjusted EBITDA	$(821,297)	$(1,163,190)

Liquidity and Capital Resources

For the three-month period ended March 31, 2019, the Company reported a net loss of $845,604 and had cash used in operating activities of $1,716,357 and ended the period with an accumulated deficit of $124,017,010 and total current assets in excess of current liabilities of 5,190,204. At March 31, 2019, the Company had $3,745,998 of cash and approximately $1,043,000 of availability on its credit facility. The credit facility is a $2,000,000 line of credit, which is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. As of March 31, 2019, we had borrowing capacity of $2,000,000 and an outstanding balance of approximately $907,000, resulting in the approximate availability of $1,043,000 on the credit facility.

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

We have not identified, and cannot be certain we will be able to identify, a course of action that guarantees the achievement of profitable operations in the foreseeable future. In June 2018, the Company’s Board engaged an investment bank to identify strategic alternatives to maximize shareholder value, including but not limited to, a sale of the Company, an investment in the Company, a merger or other business combination, a sale of all or substantially all assets or a strategic joint venture. At May 15, 2019, no definitive alternatives had been identified.

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

Working Capital

Working capital (current assets in excess of current liabilities) from operations decreased by $1,016,095 during the three months ended March 31, 2019 from working capital of $6,206,299 at December 31, 2018 to a working capital of $5,190,204 at March 31, 2019.

Revolving Credit Facility

The Company is a party to a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a new revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 8.50% at March 31, 2019 and December 31, 2018. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 13, 2019, the tenth amendment to the Credit Facility was executed extending the maturity date to September 30, 2020, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants, including a maximum EBITDA loss covenant, measured quarterly, a minimum asset coverage ratio, measured monthly, and a minimum unrestricted cash balance of $2 million. During the period ended March 31, 2019 and the year ended December 31, 2018, the Company and Heritage Bank entered into several amendments to the Credit Facility to adjust these covenant levels. As long as the Company maintains the minimum unrestricted cash balance of $2 million, a violation of the minimum EBITDA level will not trigger an event of default. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature.

The outstanding balance on the Credit Facility was $907,241 and $121,474 at March 31, 2019 and December 31, 2018 and the remaining available borrowing capacity was approximately $1,043,000 and $499,000, respectively. As of March 31, 2019, the Company was in compliance with all financial covenants.

Cash Flow Analysis

Cash used in operations was $1,716,357 and $991,884 during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, our primary capital needs included costs incurred to increase energy management sales, inventory procurement and managing current liabilities. The working capital changes during the three months ended March 31, 2019 were primarily a result of increased working capital needs based on revenue growth, with an approximate $1,439,000 increase in accounts receivable, a $463,000 increase in accounts payable, a $187,000 increase in accrued expenses, a $172,000 increase in the reserve for inventory obsolescence, a $169,000 decrease in contract liabilities, and a $132,000 increase in contract assets. The working capital changes during the three months ended March 31, 2018 were primarily related to an approximate $329,000 decrease in accounts receivable, a $362,000 decrease in inventory, a $283,000 decrease in accounts payable, a $295,000 increase in customer asset, a $124,000 decrease in customer deposits and a $273,000 decrease in deferred revenue that were both reclassified to contract liabilities which increased $653,000 and a $219,000 increase in prepaid expenses. Accounts receivable balances fluctuate based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable balances fluctuate with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Cash used in investing activities was $2,302 during the three months ended March 31, 2019. Cash used in investing activities was $7,493 during the three months ended March 31, 2018. During the three months ended March 31, 2019 and March 31, 2018, the Company purchased approximately $2,302 and $7,493, respectively, of computer equipment.

Cash used in financing activities was $785,766 and $59,359 during the three months ended March 31, 2019 and 2018, respectively. Proceeds borrowed from the line of credit were $2,339,000 and cash used for payments on the line of credit were $1,553,234 during the three months ended March 31, 2019. Proceeds borrowed from the line of credit were $220,610 and cash used for payments on the line of credit were $279,969 during the three months ended March 31, 2018.

We are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Management expects that global economic conditions, in particular the decreasing price of energy, along with the impact of tariffs and competition will continue to present a challenging operating environment through 2019; therefore working capital management will continue to be a high priority for 2019. The Company’s estimated cash requirements for our operations for the next 12 months is not anticipated to differ significantly from our present cash requirements for our operations.

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

Changes in Internal Controls

Other than the material weaknesses discussed above, during the quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Item 1A. Risk Factors.

There were no material changes during the quarter to the Risk Factors disclosed in Item 1A – “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018.

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

Telkonet, Inc. Registrant

Date: May 15, 2019	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: May 15, 2019	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

