Form 10-Q
period 2019-06-30
TELKONET INC
filed 2019-08-13
CIK 1094084

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 31, 2019 is 135,331,951.

TELKONET, INC.

FORM 10-Q for the Six Months Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,380,382	$4,678,891
Accounts receivable, net	2,455,255	1,081,291
Inventories	1,754,676	1,790,919
Contract assets	515,080	314,749
Prepaid expenses	441,667	577,386
Income taxes receivable	25,336	19,695
Total current assets	8,572,396	8,462,931

Property and equipment, net	218,632	247,289

Other assets:
Deposits	17,130	17,130
Operating lease right of use assets	968,485	–
Total other assets	985,615	17,130

Total Assets	$9,776,643	$8,727,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,055,301	$408,045
Accrued liabilities	895,608	656,611
Line of credit	864,125	121,474
Contract liabilities – current	821,213	1,070,502
Operating lease liabilities – current	218,614	–
Total current liabilities	3,854,861	2,256,632

Long-term liabilities:
Contract liabilities – long term	142,703	162,121
Operating lease liabilities – long term	830,907	–
Deferred lease liability – long term	–	71,877
Total long-term liabilities	973,610	233,998
Total liabilities	$4,828,471	$2,490,630

Commitments and contingencies
Stockholders’ Equity
Series A, par value $.001 per share; 215 shares issued, 185 shares outstanding at June 30, 2019 and December 31, 2018, preference in liquidation of $1,636,875 and $1,600,168 as of June 30, 2019 and December 31, 2018, respectively	1,340,566	1,340,566
Series B, par value $.001 per share; 538 shares issued, 52 shares outstanding at June 30, 2019 and December 31, 2018, preference in liquidation of $445,406 and $435,081 as of June 30, 2019 and December 31, 2018, respectively	362,059	362,059
Common stock, par value $.001 per share; 190,000,000 shares authorized; 135,331,951 and 134,793,211 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	135,331	134,792
Additional paid-in-capital	127,645,801	127,570,709
Accumulated deficit	(124,535,585)	(123,171,406)
Total stockholders’ equity	4,948,172	6,236,720

Total Liabilities and Stockholders’ Equity	$9,776,643	$8,727,350

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues, net:
Product	$3,380,892	$2,820,805	$5,967,561	$4,324,463
Recurring	189,143	153,357	365,676	254,895
Total Net Revenue	3,570,035	2,974,162	6,333,237	4,579,358

Cost of Sales:
Product	2,077,066	1,376,729	3,767,664	2,370,966
Recurring	77,072	66,482	163,114	126,479
Total Cost of Sales	2,154,138	1,443,211	3,930,778	2,497,445

Gross Profit	1,415,897	1,530,951	2,402,459	2,081,913

Operating Expenses:
Research and development	425,670	431,856	912,296	870,636
Selling, general and administrative	1,476,719	1,291,103	2,799,767	2,568,006
Depreciation and amortization	17,043	16,628	33,975	33,543
Total Operating Expenses	1,919,432	1,739,587	3,746,038	3,472,185

Operating Loss	(503,535)	(208,636)	(1,343,579)	(1,390,272)

Other Income (Expenses):
Interest income (expense), net	(15,040)	4,054	(20,600)	1,524
Total Other Income (Expense)	(15,040)	4,054	(20,600)	1,524

Loss before Provision for Income Taxes	(518,575)	(204,582)	(1,364,179)	(1,388,748)

Provision for Income Taxes	0	2,000	0	2,000
Net loss attributable to common stockholders	$(518,575)	$(206,582)	$(1,364,179)	$(1,390,748)

Net income (loss) per common share:
Basic – net (loss) attributable to common stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Diluted – net (loss) attributable to common stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding – basic	135,085,519	133,989,919	134,477,460	133,843,329
Weighted Average Common Shares Outstanding –diluted	135,085,519	133,989,919	134,497,822	133,843,329

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2018

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	185	$1,340,566	52	$362,059	133,695,111	$133,695	$127,421,402	$(119,724,656)	$9,533,066

January 1, 2018, Cumulative effect of a change in accounting principle related to ASC 606, net of tax	–	–	–	–	–	–	–	(430,000)	(430,000)

Shares issued to directors	–	–	–	–	294,808	294	35,706	–	36,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	3,061	–	3,061

Net loss	–	–	–	–	–	–	–	(1,390,748)	(1,390,748)

Balance at June 30, 2018	185	$1,340,566	52	$362,059	133,989,919	$133,989	$127,460,169	$(121,545,404)	$7,751,379

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2019

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	185	$1,340,566	52	$362,059	134,793,211	$134,792	$127,570,709	$(123,171,406)	$6,236,720

Shares issued to directors	–	–	–	–	538,740	539	71,461	–	72,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	3,631	–	3,631

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(1,364,179)	(1,364,179)

Balance at June 30, 2019	185	$1,340,566	52	$362,059	135,331,951	$135,331	$127,645,801	$(124,535,585)	$4,948,172

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(1,364,179)	$(1,390,748)

Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense related to employee stock options	3,631	3,061
Stock issued to directors as compensation	72,000	36,000
Depreciation and amortization	33,975	33,543
Provision for doubtful accounts, net of recoveries	19,174	(75)
Reserve for inventory obsolescence	197,440	(5,900)
Noncash operating lease expense	118,950	–

Changes in operating assets and liabilities:
Accounts receivable	(1,393,138)	(373,066)
Inventories	(161,194)	282,868
Prepaid expenses and other current assets	135,721	(452,538)
Accounts payable	647,256	(17,997)
Accrued liabilities and expenses	238,997	65,966
Contract liability	(268,707)	(368,436)
Contract assets	(200,331)	(4,684)
Operating lease liability	(109,791)	–
Income tax receivable	(5,646)	–
Deferred lease liability	–	13,002
Net Cash Used In Operating Activities	(2,035,842)	(2,179,004)

Cash Flows From Investing Activities:
Purchase of property and equipment	(5,318)	(7,493)
Net Cash Used In Investing Activities	(5,318)	(7,493)

Cash Flows From Financing Activities:
Proceeds from line of credit	5,604,000	200,000
Payments on line of credit	(4,861,349)	(882,211)
Net Cash Provided (Used) In Financing Activities	742,651	(682,211)

Net decrease in cash and cash equivalents	(1,298,509)	(2,868,708)
Cash and cash equivalents at the beginning of the period	4,678,891	9,195,595
Cash, cash equivalents and restricted cash at the end of the period	$3,380,382	$6,326,887

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$3,380,382	$6,316,887
Restricted cash	–	10,000
Total cash, cash equivalents, and restricted cash	$3,380,382	$6,326,887

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$35,650	$17,554

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2018 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

Since inception through June 30, 2019, we have incurred cumulative losses of $124,535,585 and have never generated enough funds through operations to support our business. For the six-month period ended June 30, 2019, we had an operating cash flow deficit of $2,035,842 from operations. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There can be no assurance that the Company will be able to secure such financing at commercially reasonable terms, if at all. If cash resources become insufficient to meet the Company’s ongoing obligations, the Company will be required to scale back or discontinue portions of its operations or discontinue operations entirely, whereby, the Company’s shareholders may lose some or all of their investment.

We have not identified, and cannot be certain we will be able to identify, a course of action that guarantees the achievement of profitable operations in the foreseeable future. In June 2018, the Company’s Board engaged an investment bank to identify strategic alternatives to maximize shareholder value, including but not limited to, a sale of the Company, an investment in the Company, a merger or other business combination, a sale of all or substantially all assets or a strategic joint venture. At August 13, 2019, no definitive alternatives had been identified.

At June 30, 2019, the Company had $3,380,382 of cash and approximately $1,056,000 of availability on its credit facility. The Company currently expects to draw on these cash reserves and utilize the credit facility to finance its near term working capital needs. It expects to continue to incur operating losses and negative operating cash flows for one year beyond the date of these financial statements. Accordingly, and in light of the Company’s historic and continuing losses, there is substantial doubt about the Company’s ability to continue as a going concern.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed using the weighted average shares outstanding. Diluted net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the six months ended June 30, 2019 and 2018, there were 3,599,793 and 3,557,399 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

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

Contract liabilities include deferrals for the monthly support service fees. Long-term contract liabilities represent support service fees that will be recognized as revenue after June 30, 2020.

Contract Fulfillment Cost

The Company recognizes related costs of the contract over time in relation to the revenue recognized. Costs included within the projects relate to the cost of the material, direct labor and costs of outside services utilized to complete projects. These are represented as “Contract assets” in the condensed consolidated balance sheets.

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the six months ended June 30, 2019 and the year ended December 31, 2018, the Company experienced returns of approximately 1% to 2% of materials included in the cost of sales. As of June 30, 2019 and December 31, 2018, the Company recorded warranty liabilities in the amount of $32,503 and $46,103, respectively, using this experience factor range.

Product warranties for the six months ended June 30, 2019 and the year ended December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Beginning balance	$46,103	$59,892
Warranty claims incurred	(37,658)	(28,000)
Provision charged to expense	24,058	14,211
Ending balance	$32,503	$46,103

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

As of June 30, 2019, $1.0 million was included in total other assets, $0.2 million in total current liabilities, and $0.8 million in total long-term liabilities. There was no impact on our Condensed Consolidated Statements of Operations. Refer to Note K for further discussion.

NOTE C– REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended June 30, 2019.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$2,326,641	$452,417	$111,624	$490,210	$3,380,892
Recurring	149,224	21,604	18,315	–	189,143
	$2,475,865	$474,021	$129,939	$490,210	$3,570,035

The following table presents the Company’s product and recurring revenues disaggregated by industry for the six months ended June 30, 2019.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$4,021,290	$708,153	$312,050	$926,068	$5,967,561
Recurring	305,496	41,049	19,131	–	365,676
	$4,326,786	$749,202	$331,181	$926,068	$6,333,237

Sales taxes and other usage-based taxes are excluded from revenues.

Remaining performance obligations

As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $0.6 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months.

Contract assets and liabilities

	June 30, 2019	December 31, 2018	Variance
Contract assets	$515,080	$314,749	$200,331
Contract liabilities	963,916	1,232,623	(268,707)
Net contract liabilities	$448,836	$917,874	$(469,038)

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billings occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Condensed Consolidated Balance Sheet. There were $0.2 million of costs incurred to fulfill contracts in the closing balance of contract assets.

Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. The change in the contract liability balance during the six-month period ended June 30, 2019 is the result of cash payments received and billing in advance of satisfying performance obligations.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Accounts receivable	$2,523,149	$1,146,832
Allowance for doubtful accounts	(67,894)	(65,541)
Accounts receivable, net	$2,455,255	$1,081,291

NOTE E – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Accrued payroll and payroll taxes	$254,677	$241,253
Accrued expenses	451,122	239,793
Accrued professional	88,930	86,062
Accrued sales taxes, penalties, and interest	68,376	43,400
Product warranties	32,503	46,103
Total accrued liabilities	$895,608	$656,611

NOTE F – DEBT

Revolving Credit Facility

The Company is a party to a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 8.50% at June 30, 2019 and 8.50% at December 31, 2018. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock, for further information on the accounting for warrants, refer to Note I. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 13, 2019, the tenth amendment to the Credit Facility was executed extending the maturity date to September 30, 2020, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants, including a maximum EBITDA loss covenant, measured quarterly, a minimum asset coverage ratio, measured monthly, and a minimum unrestricted cash balance of $2 million. During the year ended December 31, 2018 and the quarter ended March 31, 2019, the Company and Heritage Bank entered into several amendments to the Credit Facility to adjust these covenant levels. As long as the Company maintains the minimum unrestricted cash balance of $2 million, a violation of the minimum EBITDA level will not trigger an event of default. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature.

The outstanding balance on the Credit Facility was $864,125 and $121,474 at June 30, 2019 and December 31, 2018 and the remaining available borrowing capacity was approximately $1,056,000 and $499,000, respectively. As of June 30, 2019, the Company was in compliance with all financial covenants.

NOTE G – PREFERRED STOCK

Preferred stock carries certain preference rights as detailed in the Company’s Amended and Restated Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of June 30, 2019, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $445,406, which includes cumulative accrued unpaid dividends of $185,406, and second, Series A with a preference value of $1,636,875, which includes cumulative accrued unpaid dividends of $711,875. As of December 31, 2018, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $435,081, which includes cumulative accrued unpaid dividends of $175,081, and second, Series A with a preference value of $1,600,168, which includes cumulative accrued unpaid dividends of $675,168.

NOTE H – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. At June 30, 2019 and December 31, 2018, there were 185 shares of Series A and 52 shares of Series B outstanding.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of June 30, 2019 and December 31, 2018 the Company had 135,331,951 and 134,793,211 common shares issued and outstanding, respectively.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of June 30, 2019.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	2,000,000	7.51	$0.14	2,000,000	$0.14
$0.16 - $0.99	1,349,793	4.35	0.18	1,171,488	0.18
	3,349,793	6.24	$0.16	3,171,488	$0.16

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2018	4,376,474	$0.18
Granted	67,394	0.14
Exercised	–	–
Cancelled or expired	(1,094,075)	0.17
Outstanding at December 31, 2018	3,349,793	$0.16
Granted	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at June 30, 2019	3,349,793	$0.16

During the six months ended June 30, 2019 and 2018, no options were granted nor were any options exercised. During the six months ended June 30, 2019 and 2018, zero and 1,069,075 options were cancelled or expired, respectively. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018 was $1,815 and $1,531, respectively. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the six months ended June 30, 2019 was $3,631, and $3,061, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20	250,000	2.27	$0.20	250,000	$0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2018	250,000	$0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at December 31, 2018	250,000	0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at June 30, 2019	250,000	$0.20

There were no warrants granted, exercised, cancelled or forfeited during the six months ended June 30, 2019 and 2018.

NOTE J – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2019 and during the year ended December 31, 2018, the Company agreed to issue common stock in the amount of $72,000 and $144,000, respectively, to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings.

NOTE K – COMMITMENTS AND CONTINGENCIES

Leases

On January 1, 2019 the Company adopted ASC Topic 842 “Leases” (“ASC 842”), which supersedes ASC Topic 840 “Leases” (“ASC 840”), using the alternative transition method of adoption. Under this method of adoption, the Company has recognized and measured all leases that exist as at January 1, 2019 (the effective date) using a modified retrospective transition approach. Comparative periods are presented in accordance with Topic 840 and do not include any retrospective adjustments to comparative periods to reflect the adoption of Topic 842. Any cumulative-effect adjustments to retained earnings is recognized as of January 1, 2019. Upon adoption, we recognized our leases with greater than one year in duration on the balance sheet as right-of-use assets and lease liabilities. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is based on criteria that are largely similar to those applied in prior lease accounting, but without explicit lines. We have made certain assumptions in judgments when applying ASC 842. Those judgments of most significance are as follows:

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

The components of lease expense for the six months ended June 30, 2019 were as follows:

Operating lease expense:
Operating lease cost - fixed	$118,949
Variable lease cost	61,883
Total operating lease cost	$180,832

Other information related to leases as of June 30, 2019 was as follows:

Operating lease liability - current	$218,614
Operating lease liability - long-term	$830,907
Operating cash outflows from operating leases	$109,794

Weighted-average remaining lease term of operating leases	6.1 years
Weighted-average discount rate of operating leases	8.5%

Future annual minimum operating lease payments as of June 30, 2019 were as follows:

2019 (excluding the six months ended June 30, 2019)	$110,005
2020	223,835
2021	242,299
2022	195,176
2023	193,169
2024 and thereafter	384,119
Total minimum lease payments	$1,348,603
Less imputed interest	(299,082)
Total	$1,049,521

Future annual minimum lease payments under non-cancelable leases as of December 31, 2018 prior to our adoption of ASU 2016-02, Leases (Topic 842) are as follows:

2019	$211,448
2020	223,417
2021	242,785
2022	195,176
2023	193,168
2024 and thereafter	380,714
Total	$1,446,708

Rental expenses charged to operations for the three ended June 30, 2019 and 2018 was $91,306 and $87,067. Rental expenses charged to operations for the six months ended June 30, 2019 and 2018 was $180,832 and $170,949, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Sales Tax

The following table sets forth the change in the sales tax accrual as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Balance, beginning of year	$43,400	$83,282
Sales tax collected	92,226	101,145
Provisions	(3,544)	30,465
Interest and penalties	–	–
Payments	(63,707)	(171,492)
Balance, end of period	$68,375	$43,400

NOTE L – BUSINESS CONCENTRATION

For the six months ended June 30, 2019, three customers represented 15%, 12% and 11% of total net revenues. For the six months ended June 30, 2018, one customer represented approximately 11% of total net revenues. As of June 30, 2019, three customers represented 17%, 15% and 13% of the Company’s net accounts receivable. As of December 31, 2018, two customers represented 29% and 11% of the Company’s net accounts receivable.

Purchases from one supplier approximated $1,855,000, or 83%, of purchases for the six months ended June 30, 2019 and $1,975,000, or 88%, of purchases for the six months ended June 30, 2018. Totals due to this supplier, net of deposits, were approximately $440,000 as of June 30, 2019. Deposits paid exceeded totals due to this supplier by $320,352 as of December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three and six months ended June 30, 2019, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2018, filed with the US Securities and Exchange Commission (the “SEC”) on April 1, 2019.

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

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	June 30, 2019		June 30, 2018		Variance

Product	$3,380,892	95%	$2,820,805	95%	$560,087	20%
Recurring	189,143	5%	153,357	5%	35,786	23%
Total	$3,570,035	100%	$2,974,162	100%	$595,873	20%

	Six Months Ended
	June 30, 2019		June 30, 2018		Variance

Product	$5,967,561	94%	$4,324,463	94%	$1,643,098	38%
Recurring	365,676	6%	254,895	6%	110,781	44%
Total	$6,333,237	100%	$4,579,358	100%	$1,753,879	38%

Product Revenue

Product revenue principally arises from the sale and installation of the EcoSmart energy management platform. The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products, switches, outlets and a control platform.

For the three and six months ended June 30, 2019, product revenue increased by 20% or $0.56 million and 38% or $1.64 million, respectively, when compared to the prior year. Increases are primarily attributable to volume generated from value added resellers and distribution partners. Beginning in the third quarter of 2019, the Company began implementing portfolio pricing increases, which are expected to positively impact product revenue.

For the three months ended June 30, 2019, hospitality revenues increased $0.27 million to $2.33 million compared to the prior year period. For the three months ended June 30, 2019, education revenues decreased $0.19 million to $0.45 million compared to the prior year period. For the three months ended June 30, 2019, government revenues increased $0.43 million to $0.49 million compared to the prior year period. For the three months ended June 30, 2019, actual product revenues increased by $0.79 million while installation revenues decreased by $0.10 million.

For the six months ended June 30, 2019, hospitality revenues increased $0.48 million to $4.02 million compared to the prior year period. For the six months ended June 30, 2019, government revenues increased $0.85 million to $0.93 million compared to the prior year period. For the six months ended June 30, 2019, actual product revenues increased by $2.06 million while installation revenues decreased by $0.30 million.

Product revenues derived from value added resellers and distribution partners were $2.65 million for the three months ended June 30, 2019, an increase of 12% compared to the prior year period. Product revenues derived from value added resellers and distribution partners were $4.73 million for the six months ended June 30, 2019, an increase of 30% compared to the prior year period.

Backlogs were approximately $4.00 million to begin the three and six month periods ended June 30, 2019. The Company ended the quarter with a backlog of approximately $3.60 million.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the three and six months ended June 30, 2019, recurring revenue increased by 23% and 44%, respectively, when compared to the prior year period.   Increases were related to increased unit sales with call center support services included.

Cost of Sales

	Three Months Ended
	June 30, 2019		June 30, 2018		Variance

Product	$2,077,066	61%	$1,376,729	49%	$700,337	51%
Recurring	77,072	41%	66,482	43%	10,590	16%
Total	$2,154,138	60%	$1,443,211	49%	$710,927	49%

	Six Months Ended
	June 30, 2019		June 30, 2018		Variance

Product	$3,767,664	63%	$2,370,966	55%	$1,396,698	59%
Recurring	163,114	45%	126,479	50%	36,635	29%
Total	$3,930,778	62%	$2,497,445	55%	$1,433,333	57%

Costs of Product Sales

Costs of product revenue include equipment and installation labor related to EcoSmart technology. For the three and six months ended June 30, 2019, product costs increased by 51% and 59%, respectively, compared to the prior year periods.

For the three month comparison, the variance was primarily attributable to an increase of $0.34 million in material costs, an increase of $0.16 million in logistical expenses, inclusive of import tariffs, an increase of $0.15 million in the use of installation subcontractors and an increase of $0.07 million to the inventory obsolescence reserve. Material costs as a percentage of product revenues was 50%, a decrease of 3%, compared to the prior year period.

For the six month comparison, the variance was primarily attributable to an increase of $0.75 million in material costs, an increase of $0.41 million in logistical expenses, inclusive of import tariffs and an increase of $0.27 million in the use of installation subcontractors. These increases were partially offset by a $0.03 million decrease to the inventory obsolescence reserve. Material costs as a percentage of product revenues was 43%, a decrease of 3%, compared to the prior year period.

Costs of Recurring Revenue

Recurring costs are comprised primarily of labor for our customer service department. For the three and six months ended June 30, 2019, recurring costs increased by 16% and 29%, respectively, when compared to the prior year periods. These variances were primarily due to salary, benefits and temporary staffing.

Gross Profit

	Three Months Ended
	June 30, 2019		June 30, 2018		Variance

Product	$1,303,826	39%	$1,444,076	51%	$(140,250)	(10%	)
Recurring	112,071	59%	86,875	57%	25,196	29%
Total	$1,415,897	40%	$1,530,951	51%	$(115,054)	(8%	)

	Six Months Ended
	June 30, 2019		June 30, 2018		Variance

Product	$2,199,897	37%	$1,953,497	45%	$246,400	13%
Recurring	202,562	55%	128,416	50%	74,146	58%
Total	$2,402,459	38%	$2,081,913	45%	$320,546	15%

Gross Profit on Product Revenue

Gross profit for the three and six months ended June 30, 2019 decreased 10% and increased 13%, respectively, when compared to the prior year periods.

For the three months ended June 30, 2019, the actual gross profit percentage decreased 12% to 39%. Contributing to the decrease were increases in logistical expenses, use of installation subcontractors and the inventory obsolescence reserve, partially offset by a decrease in material costs as a percentage of product revenues.

For the six months ended June 30, 2019, the actual gross profit percentage decreased 8% to 37%. Contributing to the decrease were increases in logistical expenses and installation subcontractors, partially offset by a decrease in material costs as a percentage of product revenues.

Gross Profit on Recurring Revenue

Gross profit for the three and six months ended June 30, 2019 increased 29% and 58%, respectively, when compared to the prior year periods. Increases were related to increased unit sales with call center support services included.

For the three months ended June 30, 2019, the actual gross profit percentage increased 2% to 59% when compared to the prior year period. For the six months ended June 30, 2019, the actual gross profit percentage increased 5% to 55% when compared to the prior year period.

Operating Expenses

	Three Months Ended June 30,
	2019	2018	Variance

Total	$1,919,432	$1,739,587	$179,845	10%

	Six Months Ended June 30,
	2019	2018	Variance

Total	$3,746,038	$3,472,185	$273,853	8%

During the three and six months ended June 30, 2019, operating expenses increased by 10% and 8%, respectively, when compared to the prior year periods as outlined below.

Research and Development

	Three Months Ended June 30,
	2019	2018	Variance

Total	$425,670	$431,856	$(6,186)	(1%	)

	Six Months Ended June 30,
	2019	2018	Variance

Total	$912,296	$870,636	$41,660	5%

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. During the three and six months ended June 30, 2019, research and development costs decreased by 1% and increased by 5%, respectively, when compared to the prior year periods. For the three month comparison, the variance is not attributable to any one specific expense. For the six month comparison the variance is due to a $0.05 million increase in consulting expenses, partially offset by decreases in various other expenses.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2019	2018	Variance

Total	$1,476,719	$1,291,103	$185,616	14%

	Six Months Ended June 30,
	2019	2018	Variance

Total	$2,799,767	$2,568,006	$231,761	9%

During the three and six months ended June 30, 2019, selling, general and administrative expenses increased over the prior year periods by 14% and 9%, respectively. For the three month comparison, the variance is due to a $0.04 million increase in professional services, a $0.04 million increase to the bad debt reserve and a $0.07 million increase in personnel expenses. For the six month comparison, the variance is due to a $0.09 million net increase due to changes in salary, recruiting efforts and sales commissions and a $0.09 million increase in legal and audit services.

EBITDA from Operations

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), income (loss) from operations, or any other measure for determining operating performance of liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the three and six months ended June 30, 2019 and 2018, the Company excluded items in the following general category described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation expense related to employee stock options enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense related to employee stock options allows for a more transparent comparison of its financial results to the previous period.

RECONCILIATION OF NET LOSS FROM

OPERATIONS TO ADJUSTED EBITDA

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss from operations	$(518,575)	$(206,582)	$(1,364,180)	$(1,390,748)
Interest (income) expense, net	15,040	(4,054)	20,600	(1,524)
Provision for income taxes	–	2,000	–	2,000
Depreciation and amortization	17,043	16,628	33,975	33,543
EBITDA	(486,492)	(192,008)	(1,309,605)	(1,356,729)
Adjustments:
Stock-based compensation	1,815	1,531	3,631	3,061
Adjusted EBITDA	$(484,677)	$(190,478)	$(1,305,974)	$(1,353,668)

Liquidity and Capital Resources

For the six-month period ended June 30, 2019, the Company reported a net loss of $1,364,179 and had cash used in operating activities of $2,035,842 and ended the period with an accumulated deficit of $124,535,585 and total current assets in excess of current liabilities of $4,717,535. At June 30, 2019, the Company had $3,380,382 of cash and approximately $1,056,000 of availability on its credit facility. The credit facility is a $2,000,000 line of credit, which is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. As of June 30, 2019, we had borrowing capacity of $2,000,000 and an outstanding balance of approximately $864,000, resulting in the approximate availability of $1,056,000 on the credit facility.

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

We have not identified, and cannot be certain we will be able to identify, a course of action that guarantees the achievement of profitable operations in the foreseeable future. In June 2018, the Company’s Board engaged an investment bank to identify strategic alternatives to maximize shareholder value, including but not limited to, a sale of the Company, an investment in the Company, a merger or other business combination, a sale of all or substantially all assets or a strategic joint venture. At August 13, 2019, no definitive alternatives had been identified.

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

Working Capital

Working capital (current assets in excess of current liabilities) from operations decreased by $1,488,766 during the six months ended June 30, 2019 from working capital of $6,206,299 at December 31, 2018 to working capital of $4,717,533 at June 30, 2019.

Revolving Credit Facility

The Company is a party to a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 8.50% at June 30, 2019 and December 31, 2018. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On February 13, 2019, the tenth amendment to the Credit Facility was executed extending the maturity date to September 30, 2020, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement also contains financial covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants, including a maximum EBITDA loss covenant, measured quarterly, a minimum asset coverage ratio, measured monthly, and a minimum unrestricted cash balance of $2 million. During the year ended December 31, 2018 and the quarter ended March 31, 2019, the Company and Heritage Bank entered into several amendments to the Credit Facility to adjust these covenant levels. As long as the Company maintains the minimum unrestricted cash balance of $2 million, a violation of the minimum EBITDA level will not trigger an event of default. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature.

The outstanding balance on the Credit Facility was $864,125 and $121,474 at June 30, 2019 and December 31, 2018 and the remaining available borrowing capacity was approximately $1,056,000 and $499,000, respectively. As of June 30, 2019, the Company was in compliance with all financial covenants.

Cash Flow Analysis

Cash used in operations was $2,035,842 and $2,179,004 during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, and managing current liabilities. The working capital changes during the six months ended June 30, 2019 were primarily related to an approximate $1,393,000 increase in accounts receivable, $269,000 decrease in contract liabilities, $200,000 increase in contract assets, partially offset by a $647,000 increase in accounts payable, a $239,000 increase in accrued liabilities, and a $136,000 decrease in prepaid and other current assets. The working capital changes during the six months ended June 30, 2018 were primarily related to an approximate $373,000 increase in accounts receivable, a $453,000 increase in prepaid expense and other current assets, partially offset by a $277,000 decrease in inventory, a $124,000 decrease in customer deposits, a $512,000 decrease in deferred revenues and an $18,000 decrease in accounts payable. Accounts receivable fluctuates based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Cash used in investing activities was $5,318, and $7,493 during the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, the cash used by investing activities reflects a decrease of $5,318 associated with the purchase of property and equipment. During the six months ended June 30, 2018, the cash used by investing activities reflects a decrease of $7,493 associated with the purchase of property and equipment.

Cash provided from financing activities was $742,651 compared to cash used of $682,211 during the six months ended June 30, 2019 and 2018, respectively. Proceeds borrowed from the line of credit were $5,604,000 and cash used for payments on the line of credit were $4,861,349 during the six months ended June 30, 2019. Proceeds borrowed from the line of credit were $200,000 and cash used for payments on the line of credit were $882,211 during the six months ended June 30, 2018.

We are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Management expects that global economic conditions, in particular the decreasing price of energy, the adverse impact of tariffs and competition will continue to present a challenging operating environment through 2019; therefore working capital management will continue to be a high priority for 2019. The Company’s estimated cash requirements for our operations for the next 12 months is not anticipated to differ significantly from our present cash requirements for our operations.

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

Changes in Internal Controls

Other than the material weaknesses discussed above, during the quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Telkonet, Inc. Registrant

Date: August 13, 2019	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: August 13, 2019	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

