Form 10-Q
period 2019-09-30
TELKONET INC
filed 2019-11-14
CIK 1094084

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 31, 2019 is 135,633,350.

TELKONET, INC.

FORM 10-Q for the Nine Months Ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,484,114	$4,678,891
Accounts receivable, net	2,079,998	1,081,291
Inventories	1,367,580	1,790,919
Contract assets	423,303	314,749
Prepaid expenses	373,043	577,386
Income taxes receivable	25,336	19,695
Total current assets	7,753,374	8,462,931

Property and equipment, net	201,857	247,289

Other assets:
Deposits	17,130	17,130
Operating lease right of use assets	930,684	–
Total other assets	947,814	17,130

Total Assets	$8,903,045	$8,727,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,004,599	$408,045
Accrued liabilities	622,737	656,611
Line of credit	909,423	121,474
Contract liabilities – current	998,458	1,070,502
Operating lease liabilities – current	221,920	–
Total current liabilities	3,757,137	2,256,632

Long-term liabilities:
Contract liabilities – long-term	122,517	162,121
Operating lease liabilities – long-term	794,273	–
Deferred lease liability – long-term	–	71,877
Total long-term liabilities	916,790	233,998
Total liabilities	$4,673,927	$2,490,630

Commitments and contingencies
Stockholders’ Equity
Series A, par value $.001 per share; 215 shares issued, 185 shares outstanding at September 30, 2019 and December 31, 2018, preference in liquidation of $1,655,535 and $1,600,168 as of September 30, 2019 and December 31, 2018, respectively	1,340,566	1,340,566
Series B, par value $.001 per share; 538 shares issued, 52 shares outstanding at September 30, 2019 and December 31, 2018, preference in liquidation of $450,655 and $435,081 as of September 30, 2019 and December 31, 2018, respectively	362,059	362,059
Common stock, par value $.001 per share; 190,000,000 shares authorized; 135,633,350 and 134,793,211 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	135,632	134,792
Additional paid-in-capital	127,680,315	127,570,709
Accumulated deficit	(125,289,454)	(123,171,406)
Total stockholders’ equity	4,229,118	6,236,720

Total Liabilities and Stockholders’ Equity	$8,903,045	$8,727,350

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues, net:
Product	$1,995,788	$1,319,046	$7,963,349	$5,643,509
Recurring	202,855	144,970	568,531	399,865
Total Net Revenue	2,198,643	1,464,016	8,531,880	6,043,374

Cost of Sales:
Product	1,259,151	881,444	5,026,815	3,252,409
Recurring	74,437	68,467	237,551	194,947
Total Cost of Sales	1,333,588	949,911	5,264,366	3,447,356

Gross Profit	865,055	514,105	3,267,514	2,596,018

Operating Expenses:
Research and development	448,690	539,652	1,360,986	1,410,287
Selling, general and administrative	1,137,084	1,248,204	3,936,851	3,816,210
Depreciation and amortization	16,775	16,797	50,750	50,340
Total Operating Expenses	1,602,549	1,804,653	5,348,587	5,276,837

Operating Loss	(737,494)	(1,290,548)	(2,081,073)	(2,680,819)

Other Income (Expenses):
Gain on fixed assets	150	–	150	–
Interest income (expense), net	(16,525)	9,540	(37,125)	11,063
Total Other Income (Expense)	(16,375)	9,540	(36,975)	11,063

Loss before Provision for Income Taxes	(753,869)	(1,281,008)	(2,118,048)	(2,669,756)

Provision for Income Taxes	–	–	–	2,000
Net Loss Attributable to Common Stockholders	$(753,869)	$(1,281,008)	$(2,118,048)	$(2,671,756)

Net Loss per Common Share:
Basic – net loss attributable to common stockholders	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Diluted – net loss attributable to common stockholders	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding – basic	135,331,951	133,989,919	134,937,277	133,892,730
Weighted Average Common Shares Outstanding – diluted	135,331,951	134,238,181	134,937,277	133,892,730

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2018

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	185	$1,340,566	52	$362,059	133,695,111	$133,695	$127,421,402	$(119,724,656)	$9,533,066

January 1, 2018, Cumulative effect of a change in accounting principle related to ASC 606, net of tax	–	–	–	–	–	–	–	(430,000)	(430,000)

Shares issued to directors	–	–	–	–	294,808	294	35,706	–	36,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,531	–	1,531

Net loss	–	–	–	–	–	–	–	(1,184,166)	(1,184,166)

Balance at March 31, 2018	185	$1,340,566	52	$362,059	133,989,919	$133,989	$127,458,639	$(121,338,822)	$7,956,431

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,530	–	1,530

Net loss	–	–	–	–	–	–	–	(206,582)	(206,582)

Balance at June 30, 2018	185	$1,340,566	52	$362,059	133,989,919	$133,989	$127,460,169	$(121,545,404)	$7,751,379

Shares issued to directors	–	–	–	–	546,988	547	71,453	–	72,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,529	–	1,529

Net loss	–	–	–	–	–	–	–	(1,281,008)	(1,281,008)

Balance at September 30, 2018	185	$1,340,566	52	$362,059	134,536,907	$134,536	$127,533,151	$(122,826,412)	$6,543,900

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2019

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	185	$1,340,566	52	$362,059	134,793,211	$134,792	$127,570,709	$(123,171,406)	$6,236,720

Shares issued to directors	–	–	–	–	292,308	294	35,708	–	36,002

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(845,604)	(845,604)

Balance at March 31, 2019	185	$1,340,566	52	$362,059	135,085,519	$135,086	$127,608,232	$(124,017,010)	$5,428,933

Shares issued to directors	–	–	–	–	246,432	245	35,753	–	35,998

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,816	–	1,816

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(518,575)	(518,575)

Balance at June 30, 2019	185	$1,340,566	52	$362,059	135,331,951	$135,331	$127,645,801	$(124,535,585)	$4,948,172

Shares issued to directors	–	–	–	–	301,399	301	32,699	–	33,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(753,869)	(753,869)

Balance at September 30, 2019	185	$1,340,566	52	$362,059	135,633,350	$135,632	$127,680,315	$(125,289,454)	$4,229,118

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(2,118,048)	$(2,671,756)

Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense related to employee stock options	5,446	4,590
Stock issued to directors as compensation	105,000	108,000
Depreciation and amortization	50,750	50,339
Provision for doubtful accounts, net of recoveries	(7,241)	101,917
Reserve for inventory obsolescence	189,539	(15,394)
Noncash operating lease expense	178,426	–

Changes in operating assets and liabilities:
Accounts receivable	(991,466)	285,330
Inventories	233,800	(615,055)
Prepaid expenses and other current assets	204,343	(515,403)
Accounts payable	596,554	(335,056)
Accrued liabilities and expenses	(33,874)	297,803
Contract liability	(111,648)	(370,209)
Contract assets	(108,554)	(7,292)
Operating lease liability	(164,794)	–
Income tax receivable	(5,641)	(10,018)
Deferred lease liability	–	17,893
Net Cash Used In Operating Activities	(1,977,408)	(3,674,311)

Cash Flows From Investing Activities:
Purchase of property and equipment	(5,318)	(7,492)
Net Cash Used In Investing Activities	(5,318)	(7,492)

Cash Flows From Financing Activities:
Proceeds from line of credit	9,079,000	1,100,000
Payments on line of credit	(8,291,051)	(1,526,481)
Net Cash Provided (Used) In Financing Activities	787,949	(426,481)

Net decrease in cash and cash equivalents	(1,194,777)	(4,108,284)
Cash and cash equivalents at the beginning of the period	4,678,891	9,195,595
Cash and cash equivalents at the end of the period	$3,484,114	$5,087,311

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$60,580	$21,430

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2018 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

Since inception through September 30, 2019, we have incurred cumulative losses of $125,289,454 and have never generated enough funds through operations to support our business. For the nine-month period ended September 30, 2019, we had an operating cash flow deficit of $1,977,408 from operations. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There can be no assurance that the Company will be able to secure such financing at commercially reasonable terms, if at all. If cash resources become insufficient to meet the Company’s ongoing obligations, the Company will be required to scale back or discontinue portions of its operations or discontinue operations entirely, whereby, the Company’s shareholders may lose some or all of their investment.

In June 2018, the Company’s Board engaged an investment bank to identify strategic alternatives to maximize shareholder value, including but not limited to, a sale of the Company, an investment in the Company, a merger or other business combination, a sale of all or substantially all assets or a strategic joint venture. At November 14, 2019, no definitive alternatives had been identified.

During the quarter ended September 30, 2019, the Company began initiating a number of cost elimination and liquidity management actions, including, reviewing opportunities to decrease spend with third party consultants and providers, strategically reviewing whether or not to fill employee positions in the event of vacancies, and implementing sales campaigns to sell slow-moving inventory and reducing existing inventory volumes. Management expects these actions will continue to reduce operating losses. The full impact of these actions is not expected to be reflected in the Company’s financial statements in the next twelve months. There is no guarantee these actions, nor any other actions identified, will yield profitable operations in the foreseeable future.

At September 30, 2019, the Company had $3,484,114 of cash and approximately $742,000 of availability on its credit facility. The Company currently expects to draw on these cash reserves and utilize the credit facility to finance its near term working capital needs. It expects to continue to incur operating losses and negative operating cash flows for one year beyond the date of these financial statements. Accordingly, and in light of the Company’s historic and continuing losses, there is substantial doubt about the Company’s ability to continue as a going concern.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed using the weighted average shares outstanding. Diluted net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the nine months ended September 30, 2019 and 2018, there were 3,599,793 and 3,557,399 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

Use of Estimates

The preparation of financial statements in conformity with United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for items and matters such as revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, depreciation and amortization, long-lived assets, taxes, related valuation allowance and income tax provisions, stock-based compensation, and contingencies. The Company believes that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. Actual results may differ from those estimates.

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

Contract liabilities include deferrals for the monthly support service fees. Long-term contract liabilities represent support service fees that will be recognized as revenue after September 30, 2020.

Contract Fulfillment Cost

The Company recognizes related costs of the contract over time in relation to the revenue recognized. Costs included within the projects relate to the cost of the material, direct labor and costs of outside services utilized to complete projects. These are represented as “Contract assets” in the condensed consolidated balance sheets.

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company experienced returns of approximately 1% to 2% of materials included in the cost of sales. As of September 30, 2019 and December 31, 2018, the Company recorded warranty liabilities in the amount of $30,314 and $46,103, respectively, using this experience factor range.

Product warranties for the nine months ended September 30, 2019 and the year ended December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Beginning balance	$46,103	$59,892
Warranty claims incurred	(36,373)	(28,000)
Provision charged to expense	20,584	14,211
Ending balance	$30,314	$46,103

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

As of September 30, 2019, $0.9 million was included in total other assets, $0.2 million in total current liabilities, and $0.8 million in total long-term liabilities. There was no impact on our Condensed Consolidated Statements of Operations. Refer to Note K for further discussion.

NOTE C– REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended September 30, 2019.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$1,764,778	$155,354	$59,661	$15,995	$1,995,788
Recurring	149,868	51,321	1,666	–	202,855
	$1,914,646	$206,675	$61,327	$15,995	$2,198,643

The following table presents the Company’s product and recurring revenues disaggregated by industry for the nine months ended September 30, 2019.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$5,786,068	$863,507	$371,711	$942,063	$7,963,349
Recurring	455,364	92,370	20,797	–	568,531
	$6,241,432	$955,877	$392,508	$942,063	$8,531,880

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended September 30, 2018.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$1,222,543	$(4,159)	$100,604	$58	$1,319,046
Recurring	103,157	40,344	1,469	–	144,970
	$1,325,700	$36,185	$102,073	$58	$1,464,016

The following table presents the Company’s product and recurring revenues disaggregated by industry for the nine months ended September 30, 2018.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$4,755,219	$647,079	$166,454	$74,757	$5,643,509
Recurring	330,652	58,449	10,764	–	399,865
	$5,085,871	$705,528	$177,218	$74,757	$6,043,374

Sales taxes and other usage-based taxes are excluded from revenues.

Remaining performance obligations

As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $0.8 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months.

Contract assets and liabilities

	September 30, 2019	December 31, 2018	Variance
Contract assets	$423,303	$314,749	$108,554
Contract liabilities	1,120,975	1,232,623	(111,648)
Net contract liabilities	$697,672	$917,874	$(220,202)

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billings occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Condensed Consolidated Balance Sheet. There were $0.3 million of costs incurred to fulfill contracts in the closing balance of contract assets.

Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. The change in the contract liability balance during the nine month period ended September 30, 2019 is the result of cash payments received and billing in advance of satisfying performance obligations.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Accounts receivable	$2,102,246	$1,146,832
Allowance for doubtful accounts	(22,248)	(65,541)
Accounts receivable, net	$2,079,998	$1,081,291

NOTE E – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Accrued payroll and payroll taxes	$291,918	$241,253
Accrued expenses	252,961	239,793
Accrued professional	5,187	86,062
Accrued sales taxes, penalties, and interest	42,357	43,400
Product warranties	30,314	46,103
Total accrued liabilities	$622,737	$656,611

NOTE F – DEBT

Revolving Credit Facility

The Company is a party to a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 8.00% at September 30, 2019 and 8.50% at December 31, 2018. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock, for further information on the accounting for warrants, refer to Note I. The warrant has an exercise price of $0.20 and expires October 9, 2021. On November 6, 2019, the eleventh amendment to the Credit Facility was executed to extend the maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant.  The eleventh amendment was effective as of September 30, 2019.

The Heritage Bank Loan Agreement contains covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants. As discussed above, the EBITDA loss covenant was eliminated in the eleventh amendment to the Credit Facility. The sole financial covenants are a minimum asset coverage ratio and a minimum unrestricted cash balance of $2 million, both of which are measured at the end of each month. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature.

The outstanding balance on the Credit Facility was $909,423 and $121,474 at September 30, 2019 and December 31, 2018 and the remaining available borrowing capacity was approximately $742,000 and $499,000, respectively. As of September 30, 2019, the Company was in compliance with all financial covenants.

NOTE G – PREFERRED STOCK

Preferred stock carries certain preference rights as detailed in the Company’s Amended and Restated Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of September 30, 2019, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $450,655, which includes cumulative accrued unpaid dividends of $190,655, and second, Series A with a preference value of $1,655,535, which includes cumulative accrued unpaid dividends of $730,535. As of December 31, 2018, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $435,081, which includes cumulative accrued unpaid dividends of $175,081, and second, Series A with a preference value of $1,600,168, which includes cumulative accrued unpaid dividends of $675,168.

NOTE H – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock (designated and undesignated), with a par value of $.001 per share. The Company has designated 215 shares as Series A preferred stock and 538 shares as Series B preferred stock. At September 30, 2019 and December 31, 2018, there were 185 shares of Series A and 52 shares of Series B outstanding.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2019 and December 31, 2018 the Company had 135,633,350 and 134,793,211 common shares issued and outstanding, respectively.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of September 30, 2019.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	2,000,000	7.26	$0.14	2,000,000	$0.14
$0.16 - $0.99	1,349,793	4.09	0.18	1,190,059	0.18
	3,349,793	5.98	$0.16	3,190,059	$0.16

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2018	4,376,474	$0.18
Granted	67,394	0.14
Exercised	–	–
Cancelled or expired	(1,094,075)	0.17
Outstanding at December 31, 2018	3,349,793	$0.16
Granted	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at September 30, 2019	3,349,793	$0.16

During the nine months ended September 30, 2019, no options were granted, exercised, cancelled or expired. For the nine months ended September 30, 2018, no options were granted or exercised and there were 1,094,075 options that were cancelled or expired. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018 was $1,815 and $1,530, respectively. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the nine months ended September 30, 2019 was $5,446, and $4,590, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20	250,000	2.02	$0.20	250,000	$0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2018	250,000	$0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at December 31, 2018	250,000	$0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at September 30, 2019	250,000	$0.20

There were no warrants granted, exercised, cancelled or forfeited during the nine months ended September 30, 2019 and 2018.

NOTE J – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2019 and during the year ended December 31, 2018, the Company agreed to issue common stock in the amount of $105,000 and $144,000, respectively, and pay cash consideration of $5,000 and $0, respectively, to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings.

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

The components of lease expense for the nine months ended September 30, 2019 were as follows:

Operating lease expense:
Operating lease cost - fixed	$170,562
Variable lease cost	97,903
Total operating lease cost	$268,465

Other information related to leases as of September 30, 2019 was as follows:

Operating lease liability - current	$221,920
Operating lease liability - long-term	$794,273
Operating cash outflows from operating leases	$164,794

Weighted-average remaining lease term of operating leases	5.9 years
Weighted-average discount rate of operating leases	8.5%

Future annual minimum operating lease payments as of September 30, 2019 were as follows:

2019 (excluding the nine months ended September 30, 2019)	$55,003
2020	223,835
2021	242,299
2022	195,176
2023	193,169
2024 and thereafter	384,119
Total minimum lease payments	$1,293,601
Less imputed interest	(277,408)
Total	$1,016,193

Future annual minimum lease payments under non-cancelable leases as of December 31, 2018 prior to our adoption of ASU 2016-02, Leases (Topic 842) are as follows:

2019	$211,448
2020	223,417
2021	242,785
2022	195,176
2023	193,168
2024 and thereafter	380,714
Total	$1,446,708

Rental expenses charged to operations for the three months ended September 30, 2019 and 2018 were $87,633 and $84,620, respectively. Rental expenses charged to operations for the nine months ended September 30, 2019 and 2018 were $268,465 and $255,568, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Sales Tax

The following table sets forth the change in the sales tax accrual as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Balance, beginning of year	$43,400	$83,282
Sales tax collected	138,527	101,145
Provisions	(6,437)	30,465
Interest and penalties	–	–
Payments	(133,133)	(171,492)
Balance, end of period	$42,357	$43,400

NOTE L – BUSINESS CONCENTRATION

For the nine months ended September 30, 2019, three customers represented 16%, 16%, and 12% of total net revenues. For the nine months ended September 30, 2018, no single customer represented 10% or more of total net revenues. As of September 30, 2019, two customers represented 28% and 14% of the Company’s net accounts receivable. As of December 31, 2018, two customers represented 29% and 11% of the Company’s net accounts receivable.

Purchases from one supplier approximated $2,522,000, or 84%, of purchases for the nine months ended September 30, 2019 and $3,261,000, or 90%, of purchases for the nine months ended September 30, 2018. The amount due to this supplier, net of deposits paid, was approximately $353,000 as of September 30, 2019. Deposits paid to this supplier exceeded the total due by approximately $320,000 as of December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three and nine months ended September 30, 2019, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2018, filed with the US Securities and Exchange Commission (the “SEC”) on April 1, 2019.

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

Revenues

The tables below outline product versus recurring revenues, along with respective percentages for the comparable periods:

	Three Months Ended
	September 30, 2019		September 30, 2018		Variance
Product	$1,995,788	91%	$1,319,046	90%	$676,742	51%
Recurring	202,855	9%	144,970	10%	57,885	40%
Total	$2,198,643	100%	$1,464,016	100%	$734,627	50%

	Nine Months Ended
	September 30, 2019		September 30, 2018		Variance
Product	$7,963,349	93%	$5,643,509	93%	$2,319,840	41%
Recurring	568,531	7%	399,865	7%	168,666	42%
Total	$8,531,880	100%	$6,043,374	100%	$2,488,506	41%

Product Revenue

Product revenue principally arises from the sale and installation of the EcoSmart energy management platform. The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products, switches, outlets and a control platform.

For the three and nine months ended September 30, 2019, product revenue increased by 51% or $0.68 million and 41% or $2.32 million, respectively, when compared to the prior year. Increases are primarily attributable to volume generated from value added resellers and distribution partners. Beginning in the third quarter of 2019, the Company began implementing portfolio pricing increases, which are expected to positively impact product revenue.

For the three months ended September 30, 2019, the majority of the increase in product revenues over the prior year period was due to hospitality revenues increasing $0.54 million to $1.76 million and education revenues increasing $0.16 million to $0.16 million. For the three months ended September 30, 2019, actual product revenues increased by $1.12 million while installation revenues decreased by $0.46 million.

For the nine months ended September 30, 2019, the increase in product revenues over the prior year period was due to hospitality revenues increasing $1.03 million to $5.79 million, government revenues increasing $0.87 million to $0.94 million, and education and MDU revenues both increasing $0.21 to $0.86 million and $0.37 million, respectively. For the nine months ended September 30, 2019, actual product revenues increased by $3.18 million while installation revenues decreased by $0.75 million.

Product revenues derived from value added resellers and distribution partners were $1.88 million for the three months ended September 30, 2019, an increase of 102% compared to the prior year period. Product revenues derived from value added resellers and distribution partners were $6.36 million for the nine months ended September 30, 2019, an increase of 39% compared to the prior year period.

Backlogs were approximately $3.60 million and $4.00 million at the beginning of the three and nine month periods ended September 30, 2019. The Company ended the third quarter with a backlog of approximately $3.60 million.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service period for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the three and nine months ended September 30, 2019, recurring revenue increased by 40% and 42%, respectively, when compared to the prior year period.   Increases were related to increased unit sales with call center support services included.

Cost of Sales

The tables below outline product versus recurring cost of sales, along with respective percentages of revenue for the comparable periods:

	Three Months Ended
	September 30, 2019		September 30, 2018		Variance

Product	$1,259,151	63%	$881,444	67%	$377,707	43%
Recurring	74,437	37%	68,467	47%	5,970	9%
Total	$1,333,588	61%	$949,911	65%	$383,677	40%

	Nine Months Ended
	September 30, 2019		September 30, 2018		Variance

Product	$5,026,815	63%	$3,252,409	58%	$1,774,406	55%
Recurring	237,551	42%	194,947	49%	42,604	22%
Total	$5,264,366	62%	$3,447,356	57%	$1,817,010	53%

Costs of Product Sales

Costs of product revenue include materials and installation labor related to EcoSmart technology. For the three and nine months ended September 30, 2019, product costs increased by 43% and 55%, respectively, compared to the prior year periods.

For the three month comparison, the variance was primarily attributable to an increase of $0.28 million in material costs, an increase of $0.03 million in logistical expenses, inclusive of import tariffs and an increase of $0.04 million to the inventory obsolescence reserve. Material costs as a percentage of product revenues were 39% for the three months ended September 30, 2019, a decrease of 14%, compared to the prior year period as a result of a formal pricing increase implemented during the three months ended September 30, 2019 and changes in the product and customer mix.

For the nine month comparison, the variance was primarily attributable to an increase of $1.03 million in material costs, an increase of $0.43 million in logistical expenses, inclusive of import tariffs and an increase of $0.26 million in the use of installation subcontractors. Material costs as a percentage of product revenues were 42% for the nine months ended September 30, 2019, a decrease of 6%, compared to the prior year period.

Costs of Recurring Revenue

Recurring costs are comprised primarily of call center support labor. For the three and nine months ended September 30, 2019, recurring costs increased by 9% and 22%, respectively, when compared to the prior year periods. These variances were primarily due to increases in salary and recruiting efforts offset by a decrease in temporary staffing.

Gross Profit

The tables below outline product versus recurring gross profit, along with respective gross profit percentages for the comparable periods:

	Three Months Ended
	September 30, 2019		September 30, 2018		Variance

Product	$736,637	37%	$437,602	33%	$299,035	68%
Recurring	128,418	63%	76,503	53%	51,915	68%
Total	$865,055	39%	$514,105	35%	$350,950	68%

	Nine Months Ended
	September 30, 2019		September 30, 2018		Variance

Product	$2,936,534	37%	$2,391,100	42%	$545,434	23%
Recurring	330,980	58%	204,918	51%	126,062	62%
Total	$3,267,514	38%	$2,596,018	43%	$671,496	26%

Gross Profit on Product Revenue

Gross profit for the three and nine months ended September 30, 2019 increased 68% and 23%, respectively, when compared to the prior year periods.

For the three months ended September 30, 2019, the actual gross profit percentage increased 4% to 37%. Contributing to the increase was a decrease in material costs as a percentage of product revenues, partially offset by increased logistical expenses, inclusive of import tariffs and the inventory obsolescence reserve. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 7% on the actual gross profit percentage for the three months ended September 30, 2019.

For the nine months ended September 30, 2019, the actual gross profit percentage decreased 5% to 37%. Contributing to the decrease were increases in logistical expenses and the use of installation subcontractors, partially offset by a decrease in material costs as a percentage of product revenues. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 7% on the actual gross profit percentage for the nine months ended September 30, 2019.

Gross Profit on Recurring Revenue

Gross profit for the three and nine months ended September 30, 2019 increased 68% and 62%, respectively, when compared to the prior year periods. Increases were related to increased unit sales with call center support services.

For the three months ended September 30, 2019, the actual gross profit percentage increased 10% to 63% when compared to the prior year period. For the nine months ended September 30, 2019, the actual gross profit percentage increased 7% to 58% when compared to the prior year period.

Operating Expenses

The tables below outline operating expenses for the comparable periods, along with percentage change:

	Three Months Ended September 30,
	2019	2018	Variance

Total	$1,602,549	$1,804,653	$(202,104)	(11%	)

	Nine Months Ended September 30,
	2019	2018	Variance

Total	$5,348,587	$5,276,837	$71,750	1%

During the three and nine months ended September 30, 2019, operating expenses decreased by 11% and increased by 1%, respectively, when compared to the prior year periods as outlined below.

Research and Development

	Three Months Ended September 30,
	2019	2018	Variance

Total	$448,690	$539,652	$(90,962)	(17%	)

	Nine Months Ended September 30,
	2019	2018	Variance

Total	$1,360,986	$1,410,287	$(49,301)	(3%	)

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. During the three and nine months ended September 30, 2019, research and development costs decreased by 17% and 3%, respectively, when compared to the prior year periods. For the three month comparison, the variance is attributable to a decrease in expenses incurred with third-party consultants. For the nine month comparison the variance is attributable to decreases in expenses incurred with third-party consultants and salary expense, partially offset by increases in travel and certification expenses.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2019	2018	Variance

Total	$1,137,084	$1,248,204	$(111,120)	(9%	)

	Nine Months Ended September 30,
	2019	2018	Variance

Total	$3,936,851	$3,816,210	$120,641	3%

During the three and nine months ended September 30, 2019, selling, general and administrative expenses decreased by 9% and increased 3% over the prior year periods, respectively. For the three month comparison, the variance is attributable to a $0.13 million decrease in bad debt reserve and $0.06 million decrease in software consulting services, partially offset by a $0.02 million increase in audit fees and a $0.05 million increase in commission expenses. For the nine month comparison, the variance is attributable to a $0.12 million increase in sales commissions, a $0.12 million increase in audit and legal fees offset by a $0.11 million decrease to the bad debt reserve.

EBITDA from Operations

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), income (loss) from operations, or any other measure for determining operating performance of liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the three and nine months ended September 30, 2019 and 2018, the Company excluded items in the following general category described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation expense related to employee stock options enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense related to employee stock options allows for a more transparent comparison of its financial results to the previous period.

RECONCILIATION OF NET LOSS FROM

OPERATIONS TO ADJUSTED EBITDA

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss from operations	$(753,869)	$(1,281,008)	$(2,118,048)	$(2,671,756)
Gain on sale of fixed assets	(150)	–	(150)	–
Interest (income) expense, net	16,525	(9,540)	37,125	(11,063)
Provision for income taxes	–	–	–	2,000
Depreciation and amortization	16,775	16,797	50,750	50,340
EBITDA	(720,719)	(1,273,751)	(2,030,323)	(2,630,479)
Adjustments:
Stock-based compensation	1,815	1,530	5,446	4,590
Adjusted EBITDA	$(718,904)	$(1,272,221)	$(2,024,877)	$(2,625,889)

Liquidity and Capital Resources

For the nine-month period ended September 30, 2019, the Company reported a net loss of $2,118,048 and had cash used in operating activities of $1,977,408 and ended the period with an accumulated deficit of $125,289,454 and total current assets in excess of current liabilities of $3,997,628. At September 30, 2019, the Company had $3,484,114 of cash and approximately $742,000 of availability on its credit facility. The credit facility is a $2,000,000 line of credit, which is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. As of September 30, 2019, we had borrowing capacity of $2,000,000, an outstanding balance of $909,423 and approximately $742,000 of availability on the credit facility. During the twelve-month period between January 1, 2018 and December 31, 2018, the Company’s cash balance decreased from $8,385,595 to $4,678,891, or approximately $309,000 per month. In comparison, during the nine-month period between January 1, 2019 and September 30, 2019, the Company’s cash balance decreased from $4,678,891 to $3,484,114, or approximately $133,000 per month. This improvement is the result of improved revenues and cost management efforts.

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

In June 2018, the Company’s Board engaged an investment bank to identify strategic alternatives to maximize shareholder value, including but not limited to, a sale of the Company, an investment in the Company, a merger or other business combination, a sale of all or substantially all assets or a strategic joint venture. At November 14, 2019, no definitive alternatives had been identified.

During the quarter ended September 30, 2019, the Company began initiating a number of cost elimination and liquidity management actions, including, reviewing opportunities to decrease spend with third party consultants and providers, strategically reviewing whether or not to fill employee positions in the event of vacancies, and implementing sales campaigns to sell slow-moving inventory and reducing existing inventory volumes. Management expects these actions will continue to reduce operating losses. The full impact of these actions is not expected to be reflected in the Company’s financial statements in the next twelve months. There is no guarantee these actions, nor any other actions identified, will yield profitable operations in the foreseeable future.

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

Working Capital

Working capital (current assets in excess of current liabilities) from operations decreased by $2,210,062 during the nine months ended September 30, 2019 from working capital of $6,206,299 at December 31, 2018 to working capital of $3,996,237 at September 30, 2019.

Revolving Credit Facility

The Company is a party to a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 8.00% at September 30, 2019 and 8.50% at December 31, 2018. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock, for further information on the accounting for warrants, refer to Note I. The warrant has an exercise price of $0.20 and expires October 9, 2021. On November 6, 2019, the eleventh amendment to the Credit Facility was executed to extend the maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant.  The eleventh amendment was effective as of September 30, 2019.

The Heritage Bank Loan Agreement contains covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants. As discussed above, the EBITDA loss covenant was eliminated in the eleventh amendment to the Credit Facility. The sole financial covenants are a minimum asset coverage ratio and a minimum unrestricted cash balance of $2 million, both of which are measured at the end of each month. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature.

The outstanding balance on the Credit Facility was $909,423 and $121,474 at September 30, 2019 and December 31, 2018 and the remaining available borrowing capacity was approximately $742,000 and $499,000, respectively. As of September 30, 2019, the Company was in compliance with all financial covenants.

Cash Flow Analysis

Cash used in operations was $1,977,408 and $3,674,311 during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, and managing current liabilities. The working capital changes during the nine months ended September 30, 2019 were primarily related to an approximate $991,000 increase in accounts receivable, $112,000 decrease in contract liabilities, $108,000 increase in contract assets, partially offset by a $596,000 increase in accounts payable, a $234,000 decrease in inventory, and a $204,000 decrease in prepaid and other current assets. The working capital changes during the nine months ended September 30, 2018 were primarily related to an approximate $615,000 increase in inventories, a $515,000 increase in prepaid expense and other current assets, a $370,000 decrease in contract liabilities, a $335,000 decrease in accounts payable, partially offset by a $298,000 increase in other accrued expenses, and a $285,000 decrease in accounts receivable. The increase in accounts receivable is primarily the result of revenue growth and invoice timing as opposed to collection difficulties. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Cash used in investing activities was $5,318, and $7,492 during the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, the cash used by investing activities reflects a decrease of $5,318 associated with the purchase of property and equipment. During the nine months ended September 30, 2018, the cash used by investing activities reflects a decrease of $7,492 associated with the purchase of property and equipment.

Cash provided from financing activities was $787,949 compared to cash used of $426,481 during the nine months ended September 30, 2019 and 2018, respectively. Proceeds borrowed from the line of credit were $9,079,000 and cash used for payments on the line of credit were $8,291,051 during the nine months ended September 30, 2019. Proceeds borrowed from the line of credit were $1,100,000 and cash used for payments on the line of credit were $1,526,481 during the nine months ended September 30, 2018.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer each evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 and 15d-15 were not effective as of September 30, 2019 as a result of the material weaknesses discussed below.

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

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, our management did not properly design or maintain effective controls over the control environment and monitoring components of COSO. We did not have a sufficient complement of accounting and financial personnel with an appropriate level of knowledge to address technical accounting and financial reporting matters in accordance with generally accepted accounting principles and the Company’s overall financial reporting requirements. We also lack sufficient information technology resources to address our IT general control environment requirements. The failures within the control environment and monitoring components contributed to the following control activity level material weaknesses:

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements (i) as of and for the year ended December 31, 2018 and 2017 included in the Annual Report on Form 10-K and (ii) as of September 30, 2019 and 2018 included in this Form 10-Q were fairly stated in accordance with GAAP. Notwithstanding the identified material weaknesses, our management has concluded that (i) the audited condensed consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018 and (ii) the unaudited condensed consolidated financial statements included in this quarterly filing fairly represent in all material respects our financial position, results of operations, cash flows and changes in stockholders’ equity as of and for the periods presented in accordance with U.S. GAAP.

Under applicable Securities Law, the Company is not required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly, such an attestation has not been obtained or included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Changes in Internal Controls

Other than the material weaknesses discussed above, during the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
10.1

Eleventh Amendment to Loan and Security Agreement entered into as of November 6, 2019, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 000-31972) filed on November 7, 2019)

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

Telkonet, Inc. Registrant

Date: November 14, 2019	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: November 14, 2019	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

