Form 10-K
period 2019-12-31
TELKONET INC
filed 2020-03-30
CIK 1094084

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

Aggregate market value of the voting stock held by non-affiliates (based upon the closing sale price of $0.12 per share on the Over the Counter Bulletin Board) of the registrant as of June 28, 2019: $14,727,180

Number of outstanding shares of the registrant’s par value $0.001 common stock as of March 23, 2020: 135,990,491.

Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2020.

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

GENERAL

Business

Telkonet, Inc. (the “Company”, “Telkonet”), formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart Platform of intelligent automation solutions designed to optimize energy efficiency, comfort and analytics in support of the emerging Internet of Things (“IoT”). The platform is deployed primarily in the hospitality, educational, governmental and other commercial markets, and is specified by engineers, HVAC professionals, building owners, and building operators. We currently operate in a single reportable business segment.

In 2007, the Company acquired substantially all of the assets of Smart Systems International (“SSI”), which was a provider of energy management products and solutions to customers in the United States and Canada and the precursor to the Company’s EcoSmart platform. The EcoSmart platform provides comprehensive savings, management reporting, analytics and virtual engineering of a customer’s portfolio and/or property’s room-by-room energy consumption. Telkonet has deployed more than a half million intelligent devices worldwide in properties within the hospitality, educational, governmental and other commercial markets. The EcoSmart platform is recognized as a solution for reducing energy consumption, operational costs and carbon footprints, and eliminating the need for new energy generation in these marketplaces – all whilst improving occupant comfort and convenience.

The Company previously provided high-speed internet access services through its wholly-owned subsidiary, Ethostream, LLC (“Ethostream”). In 2016, the Company decided to focus on its higher growth potential EcoSmart Platform line and made the decision to sell Ethostream. On March 28, 2017, the Company sold substantially all of the assets of Ethostream to DCI-Design Communications LLC.

See Part I, Item 1A. “Risk Factors”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of the impact that the COVID-19 pandemic may have on the Company’s financial and operational results.

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

EcoSmart Product Suite:

•	EcoInput: A lighting controller installed directly in line with existing light switches, making them intelligent and manageable. IoT solutions are no longer hindered by interior design requirements, often mandating specific light switches be featured in guest rooms, which can result in increased project costs. It is compatible with LED, CFL, and incandescent lighting for enhanced dimming controls.

•	EcoTouch Thermostat: An all touch capacitive thermostat interface available in wired and wireless models offering a premium aesthetic. The EcoTouch allows building owners to match the thermostat with the design of their room by changing the color of the outer edge and by selecting between black or white options.

•	EcoInsight Thermostat: A programmable and controllable wired thermostat with over 125 configurable settings used to control the efficiency of HVAC through the use of environment variables and triggers.

•	EcoAir Thermostat: A wireless thermostat mirroring the EcoInsight footprint while enabling the relocation of in room controls without the usual construction expense and downtime.

•	EcoSource Controller: The remote HVAC control device associated with Telkonet’s thermostat interfaces allowing control while removing the need for expensive rewiring and construction. The EcoSource may also be used for third-party integrations, monitoring and control scenarios.

•	EcoSmart VRF Controller: Works with most of the new variable refrigerant systems coming to market. The devices replace the EcoSource where discrete relays are not available.

•	EcoConnect Bridge: An Ethernet to Zigbee bridge that serves as the coordinator for all EcoSmart devices connected to the intelligent automation network, managing approximately 30 - 70 device connections each.

•	EcoCommander Gateway: EcoSmart’s network-edge gateway server that provides real-time proactive data aggregation, analytics, reporting and management of the EcoSmart product suite.

•	EcoSense Occupancy Sensor: A remote occupancy sensor that monitors environments with ultra, high-sensitive sensors designed to detect motion or body heat. All sensors are programmed to ensure accurate occupancy detection. The EcoSense Occupancy Sensor may be hardwired or programmed to communicate wirelessly and may be battery operated or utilize external power.

•	EcoSwitch Light Switch: An EcoSmart energy management product with the appearance of a traditional ‘rocker’ light switch. Turning lights off, even for a short time, saves energy and extends lamp life. The EcoSwitch can be used to compose and automate dramatic lighting scenes in a room.

•	EcoGuard Outlet: An EcoSmart control that acts as the replacement for an in-wall outlet and has the ability to monitor and control the flow of power to one or both outlets. Based on occupancy, it can turn off lamps, televisions, appliances, and any other energy-consuming loads that are plugged in, preventing a property from consuming power in an empty room. The EcoGuard completely disconnects devices from the power supply, preventing lights and other in-room electronics from needlessly consuming energy as well as providing monitoring of energy flow and efficiency when a plug is enabled.

•	EcoContact Door & Window Sensor: A remote, wireless door/window contact with the ability to provide additional occupancy data and control HVAC operability and other consumption measures when doors or windows are open.

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

Competitive Advantages

We believe our intelligent automation platform, with our proprietary Recovery Time technology, delivers extensive differentiation against competing products, including:

•	Technology that evaluates each room’s environmental conditions results in maximum energy savings;

•	The ability to reduce HVAC runtimes increases overall equipment life;

•	Increased occupant control and comfort, driving brand and property loyalty;

•	Multiple thermostat options, including wired and wireless, to fit a brand’s image and application;

•	Backlight of thermostat improves the experience for the visually impaired;

•	Web-based access with extremely powerful and simple dashboard web interface;

•	Breadth of HVAC system compatibility;

•	Adaptive learning and system programming;

•	Utility-integrated events capabilities;

•	Remote HVAC control network;

•	Expert EcoCare support, staffed in the USA;

•	Plug load, lighting and HVAC controls;

•	Extensive 3rd-party integrations, including lighting, door locks, window treatments and building management systems;

•	Industry standard software and communication protocols, Linux and ZigBee;

•	ROI in as little as two years; and

•	Mobile applications provide installation, remote management and end-user accessibility.

Our open, scalable and standards-based architecture approach allows for truly custom deployments. The EcoSmart Platform integrates seamlessly with back-office management systems, property management systems, building automation systems, and utility demand/response programs, as well as additional third-party network architecture to recognize increased efficiency and savings.

Based on these platform features and capabilities, we’ve been awarded, and continue to receive, contracts in the hospitality, educational, governmental and other commercial markets. In addition, our relationships with utility-sponsored direct-install and rebate-funded programs provide us with a significant advantage over our competitors in the commercial space.

Given the population growth in the United States and the increasing demand for energy, we forecast additional energy-related infrastructure will be needed. We believe the use of Smart Grid technologies and energy efficiency management platforms are affordable alternatives to building additional power generation through leveraging existing resources and providing enhanced energy savings costs.

Target Markets

Rooms with intermittent occupancy are most commonly found in the following market sectors:

•	Hospitality: hotels, motels, resorts, timeshares and casinos.

•	Educational: residence halls, dormitories and other campus living options. Also K-12 environments with distributed and portable classrooms.

•	Government: residence halls, barracks, military apartments and other campus living options.

•	Healthcare: medical office buildings, assisted and independent living facilities.

•	Multiple Dwelling Units (“MDUs”): apartments and other public living options.

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

Educational Industry

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

During our history, deployments have occurred at the University of California-Davis, University of Miami, Kansas State University, North Carolina State University, University of Notre Dame, US Military Academy at West Point, New York University, and Texas A&M University-Commerce.

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

Governmental Industry

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

MDU Industry

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

Competition for Markets

We currently compete primarily within commercial and industrial markets, including the hospitality, education, healthcare, governmental and MDU sectors. Within each target market, we offer savings through our intelligent automation platform. Our products offer significant competitive and complementary benefits when compared with alternative offerings including Building Automation Systems (“BAS”) or Building Management Systems (“BMS”), static temperature occupancy-based systems, scheduling/programmable thermostats and high-efficiency HVAC systems.

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

The healthcare and governmental markets are very similar in scope, relative to energy management systems. A key differentiator in these environments is the specific implementation being considered. Each market utilizes BAS/BMS for wide scale energy management initiatives. When addressing housing environments, including elderly care and assisted living facilities and military dormitories or barracks, Telkonet’s EcoSmart Platform is able to provide increased energy savings and efficiency. Competitors operating in the BAS/BMS space include Honeywell, Schneider Electric, Johnson Controls, Siemens, Trane and others, many of whom Telkonet partners with to provide a comprehensive and integrated energy management solution to effectively address energy efficiency opportunities in all types of facilities. The MDU market is split into two distinct categories, public and upscale residential housing. Public housing benefits similarly to hospitality and educational housing where intelligent, occupancy-based automation reduces operating costs.  Upscale residential facilities benefit from exclusive automation solutions and centralized data reporting resulting in maintenance efficiencies.

 _____________________

[6] https://www.energystar.gov/ia/partners/publications/pubdocs/Healthcare.pdf

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

Customers

We are neither limited to, nor reliant upon, a single or narrowly segmented customer base to derive our revenues. Our current primary focus is in the hospitality, educational, governmental, healthcare and MDU markets and expanding into the consumer market as part of our long term strategic growth.

For the year ended December 31, 2019, there were two customers that each represented 13% of total net revenues. For the year ended December 31, 2018, no single customer represented 10% or more of our revenues.

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

Research & Development

During the years ended December 31, 2019 and 2018, the Company spent $1,737,385 and $1,879,676, respectively, on research and development activities. Telkonet continues to invest in research & development to maintain and grow our competitive differentiation and customer value. Key initiatives for 2020 include: expanding our EcoTouch product line with WIFI and Bluetooth wireless capabilities; creation of a new Gateway model with cellular wireless capabilities; expanding Symphony Composer development for next generation web management Internet of Things dashboard; and expanding data analytics engine integration into Symphony platform for savings algorithm development.

Additional Information

Employees

As of March 23, 2020, we had 38 full-time employees.

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

Since inception through December 31, 2019, we have incurred cumulative losses of $125,105,539 and have never generated enough funds through operations to support our business. For the year ended December 31, 2019, we had negative operating cash flows of $1,875,846 from operations. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There can be no assurance that the Company will be able to secure such financing at commercially reasonable terms, if at all. If cash resources become insufficient to meet the Company’s ongoing obligations, the Company will be required to scale back or discontinue portions of its operations or discontinue operations entirely, whereby, the Company’s shareholders may lose some or all of their investment. Accordingly, and in light of the Company’s condition, there is substantial doubt about the Company’s ability to continue as a going concern.

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate acquisitions.

We are currently authorized to issue 190,000,000 shares of common stock under our Amended Restated and Articles of Incorporation. As of March 23, 2020, we have issued 135,990,491 shares of common stock and have approximately 8,147,955 shares of common stock committed for issuance giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock. Due to the limited number of authorized shares available for issuance, we may not able to raise additional equity capital or complete a merger or other business combination unless we increase the number of shares we are authorized to issue. We would need to seek stockholder approval to increase the number of our authorized shares of common stock. We can provide no assurance that we will succeed in amending our Amended and Restated Articles of Incorporation to increase the number of shares of common stock we are authorized to issue.

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

As of December 31, 2019, we had outstanding employee options to purchase a total of 3,349,793 shares of common stock at exercise prices ranging from $0.14 to $1.00 per share, with a weighted average exercise price of $0.16. As of December 31, 2019, we had warrants outstanding to purchase a total of 250,000 shares of common stock at an exercise price of $0.20 per share. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise could be dilutive to existing stockholders and could adversely affect the market price of our common stock.

Risks Related to Our Business

We face risks related to global health epidemics, including COVID-19, which could adversely affect our business and results of operations.

On January 30, 2020 the World Health Organization (“WHO”) announced a global health emergency because of a new strain of novel coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the World Health Organization declared the COVID-19 outbreak as a pandemic, which continues to spread throughout the world. The spread of this pandemic has caused significant volatility and uncertainty in U.S. and international markets. This could result in an economic downturn or rescission reducing the demand for our products and/or causing customers to be unable to meet payment obligations to the Company. The Company’s largest industry, hospitality, has already been impacted with restrictions on air travel, heightened border scrutiny and event cancellations. The Company has been informed by some clientele that planned capital expenditures have been suspended until further notice. Further, the pandemic could adversely affect our supply chain and the production capabilities of our primary product supplier located in China, due to quarantines, worker absenteeism and/or facility closures. If any of our supply chain phases were interrupted or terminated, we could experience delays in our project fulfillment process. Delays could result in increased fulfillment costs, customer pricing concessions or overall project cancellations. The occurrence of one or more of these items could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Due to the speed with which the situation is developing and the uncertainty of its duration and the timing of recovery, we are not able at this time to predict the extent to which the COVID-19 pandemic may impact our financial or operational results.

New tariffs and evolving trade policy between the United States and China may have a material adverse effect on our business.

During 2018, the United States Federal Government imposed significant tariffs on imports from numerous countries, including China. Subsequent to this, the Office of the United States Trade Representative (“USTR”) announced an initial proposed list of imports from China that could be subject to additional tariffs. The list of imports for which Customs and Border Protection began collecting additional duties during July 2018, focuses on the industrial sector. The Company’s main supplier, accounting for approximately 84% of total purchases, is located in China. The products that the Company purchases from the supplier are subject to up to 25% tariffs. As a result of the tariffs, our cost of sales has increased.

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

We depend on a limited number of third party suppliers to provide the components and the equipment required to deliver our solutions, with purchases from one supplier comprising approximately 84% of total purchases for the year ended December 31, 2019. If these providers fail to perform their obligations under our agreements with them or we are unable to renew these agreements, we may be forced to suspend the sale and deployment of our products and services and enrollment of new customers, which would have an adverse effect on our business, prospects, financial condition and operating results.

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

We have identified material weaknesses in our internal controls as of December 31, 2019 that, if not properly remediated, could result in material misstatements in our financial statements.

Based on an evaluation of our disclosure of internal controls and procedures as of December 31, 2019, our management has concluded that, as of such date, there were material weaknesses in our internal control over financial reporting related to a lack of segregation of duties due to the limited size of the Company’s accounting department, a failure to implement adequate internal control over financial reporting including in our IT general control environment and the need for a stronger internal control environment particularly in our financial reporting and close process. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. As disclosed in Item 9A of Part II of this report, because of the material weaknesses identified by the Company, our consolidated financial statements may contain material misstatements that would require restatement of the Company’s financial results in this report. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  At present, the Company does not expect to hire additional personnel to remediate these control deficiencies in the near future. We are reviewing other potential actions to remediate the identified material weaknesses.

Until and if these material weaknesses in our internal control over financial reporting are remediated, there is reasonable possibility that material misstatements of our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner. Material misstatements in our financial statements could result in litigation or regulatory enforcement actions, which would require additional financial and management resources; loss of investor confidence; and delays in filing required financial disclosures, one or more of which could have a material adverse effect on our business and financial condition. The Company believes the consolidated financial statements as of December 31, 2019 and 2018 are free of material misstatements.

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

Our suppliers may also experience financial difficulties, which could result in our having difficulty sourcing the materials and components we use in producing our products and providing our services. This risk is increased given we depend on a limited number of third party suppliers to provide the components and the equipment required to deliver our solutions, with purchases from one supplier comprising approximately 84% of total purchases for the year ended December 31, 2019. If we encounter such difficulties, we may not be able to produce our products for our customers in a timely fashion which could have an adverse effect on our results of operations, financial condition and cash flows.

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

Record Holders

As of March 23, 2020, we had 209 holders of record of our common stock and 135,990,491 shares of our common stock issued and outstanding.

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

Recent Developments

On January 30, 2020 the World Health Organization (“WHO”) announced a global health emergency because of a new strain of a novel coronavirus in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of operations. In March 2020, the World Health Organization classified the COVID-19 outbreak a pandemic, based on the rapid increase in exposure globally. The spread of the COVID-19 outbreak has caused significant volatility and uncertainty in U.S. and international markets. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such it is uncertain as to the full magnitude that the COVID-19 outbreak will have on the Company’s financial condition, liquidity, and future results of operations.

The COVID-19 outbreak has resulted in and could continue to result in reduced demand for our products and/or causing customers to be unable to meet payment obligations to the Company. The industries that the Company operates in have already been impacted with shelter-in-place directives, school closures, visitor restrictions, travel restrictions, heightened border scrutiny and event cancellations which will materially affect sales levels for fiscal year 2020 and the Company’s overall liquidity. The Company has been informed by some clientele that planned capital expenditures have been suspended until further notice.

The COVID-19 outbreak could adversely affect our supply chain and production capabilities of our primary product supplier located in China, due to quarantines, worker absenteeism, facility closures, and/or increased international trade restrictions or regulations. If any of our supply chain phases were interrupted or terminated, we could experience delays in our project fulfillment process. Delays could result in increased fulfillment costs, customer pricing concessions, or overall project cancellations.

The Company is dependent on its workforce to deliver our products and services. Developments such as social distancing, shelter-in-place directives, furloughs, worker absenteeism, and travel restrictions will impact the Company’s ability to deploy its workforce effectively. While expected to be temporary, prolonged workforce disruptions will negatively impact sales levels for fiscal year 2020 and the Company’s overall liquidity.

In response to the continuing uncertainty resulting from a novel coronavirus, we have implemented and are continuing to review strategic cost reduction strategies across all functional areas. At this time, the disruption is expected to be temporary; however, the length or severity of this pandemic is unknown. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. While we expect this disruption to have a material adverse impact our results of operations, financial condition and cash flows for the year 2020, the Company is unable to reasonably determine the impact at this time.

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

Contract liabilities include monthly support service fees, customer deposits, and billings in advance of revenue recognition. The long term portion of these liability balances represent the amount of revenues that will be recognized after December 31, 2020.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the years ended December 31, 2019 and 2018, the Company experienced approximately between 1% and 3% of returns related to product warranties. As of December 31, 2019 and 2018, the Company recorded warranty liabilities in the amount of $58,791 and $46,103, respectively, using this experience factor range.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10. Under this method, deferred income taxes (when required) are provided based on the difference between the financial reporting and income tax bases of assets and liabilities and net operating losses at the statutory rates enacted for future periods. The Company has a policy of establishing a valuation allowance when it is more likely than not that the Company will not realize the benefits of its deferred income tax assets in the future. For the year ended December 31, 2019, the Company has recorded all known and estimable impacts of the Tax Act that are effective for 2019.

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

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues

The table below outlines our product versus recurring revenues from operations for comparable periods:

	Year Ended December 31,
	2019		2018		Variance

Product	$11,212,854	94%	$7,616,415	90%	$3,596,439	47%
Recurring	769,342	6%	815,564	10%	(46,222)	(6%	)
Total	$11,982,196	100%	$8,431,979	100%	$3,550,217	42%

Product Revenue

Product revenue principally arises from the sale and installation of the EcoSmart energy management platform. The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products, switches, outlets and a control platform.

For the year ended December 31, 2019, product revenues increased by 47% or $3.6 million when compared to the prior year. Increases are primarily attributable to volume generated from value added resellers and distribution partners. Product revenues derived from value added resellers and distribution partners were $8.57 million for the year ended December 31, 2019, an increase of 39% compared to the prior year period. In addition, beginning in the third quarter of 2019, the Company began implementing portfolio pricing increases, which under normal circumstances would be expected to positively impact product revenue, but given the COVID-19 pandemic, the impact of these price increases may be offset by reduced demand for our products in the near term.

For the year ended December 31, 2019, the increase in product revenues over the prior year period was due to hospitality revenues increasing $2.16 million to $8.57 million, government revenues increasing $0.96 million to $1.04 million, education revenues increasing $0.39 million to $1.04 million and MDU revenues increasing $0.09 million to $0.56 million. For the year ended December 31, 2019, actual product revenues increased by $3.98 million while installation revenues decreased by $0.33 million. For the year ended December 31, 2019, international revenues grew $1.77 million to $1.92 million when compared to the prior year period. The increase was primarily driven by two customers.

Backlogs were approximately $2.71 million and $3.40 million at December 31, 2019 and 2018, respectively.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service period for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the year ended December 31, 2019, recurring revenue decreased by 6% when compared to the prior year period. The decrease was related to decreased unit sales of call center support services.

Cost of Sales

The tables below outline product versus recurring cost of sales, along with respective amounts of those costs as a percentage of revenue for the comparable periods:

	Year ended December 31,
	2019		2018		Variance

Product	$6,703,494	60%	$4,392,643	58%	$2,310,851	53%
Recurring	301,500	39%	269,443	33%	32,057	12%
Total	$7,004,994	58%	$4,662,086	55%	$2,342,908	50%

Costs of Product Revenue

Costs of product revenue include materials and installation labor related to EcoSmart technology. For the year ended December 31, 2019, product costs increased 53% compared to the prior year period. The variance was primarily attributable to an increase of $1.21 million in material costs, an increase of $0.49 million in logistical expenses, inclusive of import tariffs and an increase of $0.44 million in the use of installation subcontractors. Material costs as a percentage of product revenues were 42% for the year ended December 31, 2019, a decrease of 8%, compared to the prior year period.

Costs of Recurring Revenue

Recurring costs are comprised primarily of call center support labor. For the year ended December 31, 2019, recurring costs increased by 12% when compared to the prior year period. The variance was primarily due to increases in salary and recruiting efforts offset by a decrease in temporary staffing.

Gross Profit

The tables below outline product versus recurring gross profit, along with respective actual gross profit percentages for the comparable periods:

	Year ended December 31,
	2019		2018		Variance

Product	$4,509,360	40%	$3,223,772	42%	$1,285,588	40%
Recurring	467,842	61%	546,121	67%	(78,279)	(14%	)
Total	$4,977,202	42%	$3,769,893	45%	$1,207,309	32%

Gross Profit on Product Revenue

Gross profit for the year ended December 31, 2019 increased 40% when compared to the prior year period.

For the year ended December 31, 2019, the actual gross profit percentage decreased 2% to 40%. Contributing to the decrease were increases in logistical expenses and the use of installation subcontractors, partially offset by a decrease in material costs as a percentage of product revenues. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 6% on the actual gross profit percentage for the year ended December 31, 2019, compared to approximately 2% for the year ended December 31, 2018.

Gross Profit on Recurring Revenue

Gross profit for the year ended December 31, 2019 decreased 14% when compared to the prior year period. The decrease was a combination of decreased unit sales of call center support services and increased salaries. For the year ended December 31, 2019, the actual gross profit percentage decreased 6% when compared to the prior year period.

Operating Expenses

The tables below outline operating expenses for the comparable periods, along with percentage change:

	Year ended December 31,
	2019	2018	Variance

Total	$6,958,559	$6,790,642	$167,917	2%

The Company’s operating expenses are comprised of research and development, selling, general and administrative expenses and depreciation and amortization expense. During the year ended December 31, 2019, operating expenses increased by 2% when compared to the prior year as outlined below.

Research and Development

	Year ended December 31,
	2019	2018	Variance

Total	$1,737,385	$1,879,676	$(142,291)	(8%	)

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. For the year ended December 31, 2019, research and development costs decreased by 8% when compared to the prior year period. The variance is attributable to decreases in expenses incurred with third-party consultants and salary expense, partially offset by increases in travel and certification expenses.

Selling, General and Administrative Expenses

	Year ended December 31,
	2019	2018	Variance

Total	$5,155,092	$4,843,859	$311,233	6%

For the year ended December 31, 2019, selling, general and administrative expenses increased by 6% compared to the prior year period. The variance is attributable to a $0.14 million increase in sales commissions, a $0.17 million increase in audit and legal fees, a $0.09 million increase in salary expense offset by a $0.05 million decrease in advertising and a $0.04 million decrease in computer software expenditures.

Non-GAAP Financial Measures

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA from operations provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and stock-based compensation can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA from operations is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA from operations excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA from operations is not, and should not be considered, an alternative to net income (loss), operating income (loss), or any other measure for determining operating performance or liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the years ended December 31, 2019 and 2018, the Company excluded items in the following general categories described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous year.

RECONCILIATION OF NET LOSS

TO ADJUSTED EBITDA

FOR THE YEARS ENDED DECEMBER 31,

	2019	2018
Net loss	$(1,934,133)	$(3,016,750)
Interest (income) expense, net	53,139	(13,622)
Income tax provision (benefit)	(100,363)	9,623
Depreciation and amortization	66,082	67,107
EBITDA	(1,915,275)	(2,953,642)
Adjustments:
Stock-based compensation	7,261	6,404

Adjusted EBITDA	$(1,908,014)	$(2,947,238)

Liquidity and Capital Resources

For the year ended December 31, 2019, the Company reported a net loss of $1,934,133 and had cash used in operating activities of $1,875,846, and ended the year with an accumulated deficit of $125,105,539 and total current assets in excess of current liabilities of $4,187,449. At December 31, 2019, the Company had $3,300,600 of cash and approximately $424,000 of availability on its credit facility. The credit facility is a $2,000,000 line of credit, which is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each- multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. As of December 31, 2019, we had borrowing capacity of $1,102,917 and an outstanding balance of $624,347, resulting in the approximate availability of $424,000 on the credit facility. During the twelve-month period between January 1, 2019 and December 31, 2019, the Company’s cash balance decreased from $4,678,891 to $3,300,600, or approximately $115,000 per month. In comparison, during the twelve-month period between January 1, 2018 and December 31, 2018, the Company’s cash balance decreased from $8,385,595 to $4,678,891, or approximately $309,000 per month. This improvement is the result of improved revenues and cost management efforts.

Since inception, the Company has incurred operating losses and has reported negative cash flows from operating activities. Since 2012, the Company has made significant investments in the engineering, development and marketing of an intelligent automation platform, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, credit facility capacity, the sale of a wholly-owned subsidiary and management of working capital levels. The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 stated there is substantial doubt about our ability to continue as a going concern.

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

The Company’s Board also continues to consider strategic alternatives to maximize shareholder value, including but not limited to, a sale of the Company, an investment in the Company, a merger or other business combination, a sale of all or substantially all assets or a strategic joint venture. However, these actions are not solely within the control of the Company. At March 30, 2020, no definitive alternatives had been identified.

During the second half of 2019, the Company began initiating a number of cost elimination and liquidity management actions, including, reviewing opportunities to decrease spend with third party consultants and providers, strategically reviewing whether or not to fill employee positions in the event of vacancies, and implementing sales campaigns to sell slow-moving inventory and reducing existing inventory volumes. Management expects these actions will continue to reduce operating losses. The full impact of these actions is not expected to be reflected in the Company’s financial statements in the next twelve months. There is no guarantee these actions, nor any other actions identified, will yield profitable operations in the foreseeable future.

On January 30, 2020 the World Health Organization (“WHO”) announced a global health emergency because of a new strain of a novel coronavirus in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of operations. In March 2020, the World Health Organization classified the COVID-19 outbreak a pandemic, based on the rapid increase in exposure globally. The spread of the COVID-19 outbreak has caused significant volatility and uncertainty in U.S. and international markets. The COVID-19 outbreak has and could continue to impact demand for our products, customers’ ability to meet payment obligations to the Company, our supply chain and production capabilities, and our workforces’ ability to deliver our products and services. At this time, the disruption is expected to be temporary; however, the length or severity of this pandemic is unknown. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. While we expect this disruption to have a material adverse impact our results of operations, financial condition and cash flows for the year 2020, the Company is unable to reasonably determine the impact at this time.

The Company expects to draw on its’ cash reserves and utilize the credit facility to the extent availability exists to finance its near term working capital needs. We expect to continue to incur operating losses and negative operating cash flows for one year beyond the date of these financial statements. Accordingly, and in light of the Company’s condition, there is substantial doubt about the Company’s ability to continue as a going concern.

Working Capital

Our working capital (current assets in excess of current liabilities) from operations decreased by $2,018,849 during the year ended December 31, 2019 from a working capital of $6,206,299 at December 31, 2018, to $4,187,450 at December 31, 2019. The majority of the decrease was due to the operating losses for 2019.

Revolving Credit Facility

On September 30, 2014, the Company entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 7.75% at December 31, 2019 and 8.50% at December 31, 2018. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On November 6, 2019, the eleventh amendment to the Credit Facility was executed to extend the maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant. The eleventh amendment was effective as of September 30, 2019.

The Heritage Bank Loan Agreement contains covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants. As discussed above, the EBITDA loss covenant was eliminated in the eleventh amendment to the Credit Facility. The sole financial covenants are a minimum asset coverage ratio and a minimum unrestricted cash balance of $2,000,000, both of which are measured at the end of each month. A violation of any of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature.

The outstanding balance on the Credit Facility was $624,347 and $121,474 at December 31, 2019 and 2018 and the remaining available borrowing capacity was approximately $424,000 and $499,000, respectively. As of December 31, 2019, the Company was in compliance with all financial covenants.

Cash Flow from Operations Analysis

Cash used in operating activities of operations was $1,875,846 and $3,945,742 during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, and managing current liabilities. The working capital changes during the year ended December 31, 2019 were primarily related to an approximate $1,232,000 increase in accounts receivable, a $468,000 decrease in contract liabilities, partially offset by an approximate $857,000 increase in accounts payable, a $544,000 decrease in inventory, and a $326,000 decrease in prepaid expenses and other assets. The primary working capital change during the year ended December 31, 2018 were primarily related to an approximate $570,000 decrease in accounts payable, a $512,000 decrease in deferred revenues, a $434,000 increase in prepaid expenses, a $401,000 increase in inventories and a $124,000 decrease in customer deposits. The cash outlays were partially offset by an approximate $144,000 expense related to stock compensation, a $454,000 increase in contract liabilities and a $474,000 decrease in accounts receivable. Accounts receivable fluctuates based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Cash used in investing activities was $5,318 and $10,225 during the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, the cash used by investing activities reflects the purchases of property and equipment. Cash provided by financing activities was $502,873 and cash used in financing activities was $560,737 during the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, $11,739,000 in cash proceeds were borrowed on the line of credit and $11,236,127 cash was used for payments on the line of credit.

We are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Management expects that global economic conditions, in particular the impacts and uncertainties of the COVID-19 outbreak and the decreasing price of energy, along with competition will continue to present a challenging operating environment through 2020; therefore working capital management will continue to be a high priority for 2020. The Company’s estimated cash requirements for operations over the next 12 months are anticipated to benefit from the cost elimination and liquidity management actions that the Company has initiated. However, due to the speed with which the COVID-19 pandemic is developing and the uncertainty of its duration and the timing of recovery, we are unable to predict at this time the extent to which the COVID-19 pandemic may impact our financial results, including liquidity.

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

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer each evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 and 15d-15 were not effective as of December 31, 2019 as a result of the material weaknesses discussed below.

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

With the participation of our Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 based on the COSO framework criteria.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements as of and for the years ended December 31, 2019 and 2018 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Notwithstanding the identified material weaknesses, our management has concluded that the audited financial statements included in this Annual Report on Form 10K for the years ended December 31, 2019 and 2018 fairly state, in all material respects, our financial position, results of operations, cash flows, and changes in stockholders’ equity as of and for the periods presented in accordance with U.S. GAAP.

Under applicable Securities Law, the Company is not required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly, such an attestation has not been obtained or included in this Annual Report.

Attestation Report of the Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls

Other than the material weaknesses discussed above, during the year ended December 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Pursuant to General Instruction G(3), information on directors and executive officers of the Registrant and corporate governance matters is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 28, 2020.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Pursuant to General Instruction G(3), information on executive compensation is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 28, 2020.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners and management and related stockholder matters are incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 28, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders as of December 31, 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,599,793	$0.16	409,269
Equity compensation plans not approved by security holders	–	–	–
Total	3,599,793	$0.16	409,269

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 28, 2020.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pursuant to General Instruction G(3), information on principal accounting fees and services is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 28, 2020.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of BDO USA, LLP on Consolidated Financial Statements as of and for the years ended December 31, 2019 and 2018

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the Years ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for Years ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

Additional Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

	(3)	Exhibits required to be filed by Item 601 of Regulation S-K

EXHIBIT INDEX

The following exhibits are included herein or incorporated by reference:

Exhibit Number	Description Of Document
2.1	Asset Purchase Agreement by and between Telkonet, Inc. and Smart Systems International, dated as of February 23, 2007 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on March 2, 2007)
2.2	Unit Purchase Agreement by and among Telkonet, Inc., EthoStream, LLC and the members of EthoStream, LLC dated as of March 15, 2007 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on March 19, 2007)
2.3	Asset Purchase Agreement by and among EthoStream, LLC, Telkonet, Inc., and DCI-Design Communications, dated as of March 28, 2017 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on March 31, 2017)
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to our Form S-8 (File No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Company (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-108307), filed on August 28, 2003
3.3	Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to our Form 8-K (File No. 001-31972), filed November 18, 2009)
3.4	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
3.5	Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (File No. 001-31972) filed on November 18, 2009)
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934
10.1	Series A Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on November 18, 2009)
10.2	Series A Convertible Redeemable Preferred Stock Registration Rights Agreement, dated November 16, 2009 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on November 18, 2009)
10.3	Form of Director and Officer Indemnification Agreement (incorporated by reference to our Form 10-K (File No. 001-31972) filed on March 31, 2010)
10.4	Series B Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
10.5	Series B Convertible Redeemable Preferred Stock Registration Rights Agreement, dated August 4, 2010 (incorporated by reference to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
10.6	2010 Stock Option and Incentive Plan (incorporated by reference to our Registration Statement filed on Form S-8 (File No. 333-175737) filed July 22, 2011)
10.7	Securities Purchase Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein (incorporated by reference to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
10.8	Registration Rights Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein (incorporated by reference to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
*10.9	Employment Agreement by and between Telkonet, Inc. and Jason L. Tienor, dated as October 1, 2018 (incorporated by reference to our Form 10-K (File No. 001-31972) filed on April 1, 2019)
*10.10	Employment Agreement by and between Telkonet, Inc. and Jeffrey J. Sobieski, dated as of October 1, 2018 (incorporated by reference to our Form 10-K (File No. 001-31972) filed on April 1, 2019)

*10.11	Employment Agreement by and between Telkonet, Inc. and Richard E. Mushrush, dated as of October 1, 2018 (incorporated by reference to our Form 10-K (File No. 001-31972) filed on April 1, 2019)
10.12	2010 Amended and Restated Stock Option and Incentive Plan (amended and restated effective as of November 17, 2016, incorporated by reference as an exhibit to Form 10-K (File No. 001-31972) filed April 3, 2017)
10.13	Loan and Security Agreement, dated September 30, 2014, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 001-31972) filed October 2, 2014)
10.14	First Amendment to Loan and Security Agreement, dated February 17, 2016, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 001-31972) filed February 23, 2016)
10.15	Second Amendment to Loan and Security Agreement, dated October 27, 2016, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 001-31972) filed October 28, 2016)
10.16	Third Amended to Loan and Security Agreement, dated January 25, 2017, by and among Telkonet, Inc. and Heritage Bank of Commerce
10.17	Fourth Amended to Loan and Security Agreement, dated March 29, 2017, by and among Telkonet, Inc. and Heritage Bank of Commerce
10.18	Fifth Amended to Loan and Security Agreement, dated August 29, 2017, by and among Telkonet, Inc. and Heritage Bank of Commerce
10.19	Sixth Amendment to Loan and Security Agreement, dated October 23, 2017, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 001-31972) filed October 26, 2017)
10.20	Seventh Amendment to Loan and Security Agreement entered into as of February 2, 2018, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 10-Q (File No. 001-31972) filed November 14, 2018)
10.21	Eighth Amendment to Loan and Security Agreement entered into as of April 5, 2018, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 10-Q (File No. 001-31972) filed November 14, 2018)
10.22	Ninth Amendment to Loan and Security Agreement entered into as of November 7, 2018, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 10-Q (File No. 001-31972) filed November 14, 2018)
10.23	Tenth Amendment to Loan and Security Agreement entered into as of February 12, 2019, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 001-31972) filed February 14, 2019)
10.24

Eleventh Amendment to Loan and Security Agreement entered into as of November 6, 2019, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 001-31973) filed November 7, 2019)

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

TELKONET, INC.

Dated: March 30, 2020	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason L. Tienor	Chief Executive Officer and Director	March 30, 2020
Jason L. Tienor	(principal executive officer)

/s/ Richard E. Mushrush	Chief Financial Officer	March 30, 2020
Richard E. Mushrush	(principal financial officer and principal accounting officer)

/s/Arthur E. Byrnes	Chairman of the Board	March 30, 2020
Arthur E. Byrnes

/s/ Tim S. Ledwick	Director	March 30, 2020
Tim S. Ledwick

/s/ Peter T. Kross	Director	March 30, 2020
Peter T. Kross

/s/ Leland D. Blatt	Director	March 30, 2020
Leland D. Blatt

TELKONET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Telkonet, Inc.

Waukesha, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Telkonet, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the period ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered operating losses, has negative operating cash flows and is dependent upon its ability to generate profitable operations in the future and/or obtain additional financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. In addition, as more fully described in Note A, the Company has been materially impacted by the outbreak of a novel coronavirus (COVID-19), which was declared a global pandemic by the World Health Organization in March 2020. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Method Related to Leases

As discussed in Notes B and M to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842 – Leases.

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

We have served as the Company's auditor since 2013.

/s/ BDO USA, LLP

Milwaukee, Wisconsin

March 30, 2020

TELKONET, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,300,600	$4,678,891
Accounts receivable, net	2,283,587	1,081,291
Inventories	1,373,074	1,790,919
Contract assets	188,120	314,749
Prepaid expenses	251,619	577,386
Income taxes receivable	85,070	19,695
Total current assets	7,482,070	8,462,931

Property and equipment, net	186,525	247,289

Other assets:
Deposits	17,130	17,130
Operating lease right of use assets	892,170	–
Deferred tax asset	28,021	–
Total other assets	937,321	17,130

Total Assets	$8,605,916	$8,727,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,265,560	$408,045
Accrued liabilities	527,826	656,611
Line of credit	624,347	121,474
Contract liabilities – current	653,053	1,070,502
Operating lease liabilities – current	223,835	–
Total current liabilities	3,294,621	2,256,632

Long-term liabilities:
Contract liabilities – long – term	111,131	162,121
Operating lease liabilities – long-term	758,315	–
Deferred lease liability – long-term	–	71,877
Total long-term liabilities	869,446	233,998
Total Liabilities	$4,164,067	$2,490,630

Commitments and contingencies
Stockholders’ Equity
Series A, par value $.001 per share; 215 shares authorized, 185 shares outstanding at December 31, 2019 and 2018, preference in liquidation of $1,674,195 and $1,600,168 as of December 31, 2019 and 2018, respectively	1,340,566	1,340,566
Series B, par value $.001 per share; 567 shares authorized, 52 shares outstanding at December 31, 2019 and 2018, preference in liquidation of $455,904 and $435,081 as of December 31, 2019 and 2018, respectively	362,059	362,059
Common stock, par value $.001 per share; 190,000,000 shares authorized; 135,990,491 and 134,793,211 shares issued and outstanding at December 31, 2019 and 2018, respectively	135,990	134,792
Additional paid-in-capital	127,708,773	127,570,709
Accumulated deficit	(125,105,539)	(123,171,406)
Total stockholders’ equity	4,441,849	6,236,720

Total Liabilities and Stockholders’ Equity	$8,605,916	$8,727,350

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Revenues, net:
Product	$11,212,854	$7,616,415
Recurring	769,342	815,564
Total Net Revenues	11,982,196	8,431,979

Cost of Sales:
Product	6,703,494	4,392,643
Recurring	301,500	269,443
Total Cost of Sales	7,004,994	4,662,086

Gross Profit	4,977,202	3,769,893

Operating Expenses:
Research and development	1,737,385	1,879,676
Selling, general and administrative	5,155,092	4,843,859
Depreciation and amortization	66,082	67,107
Total Operating Expenses	6,958,559	6,790,642

Operating Loss	(1,981,357)	(3,020,749)

Other Income (Expenses):
Gain on sale of fixed assets	150	–
Interest income (expense), net	(53,289)	13,622
Total Other Income (Expense)	(53,139)	13,622

Loss before Provision for Income Taxes	(2,034,496)	(3,007,127)
Income Tax Provision (Benefit)	(100,363)	9,623
Net Loss Attributable to Common Stockholders	$(1,934,133)	$(3,016,750)

Net Loss per Common Share:

Basic - net loss attributable to common stockholders	$(0.01)	$(0.02)

Diluted - net loss attributable to common stockholders	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding used in computing basic net loss per share	135,213,641	134,055,098
Weighted Average Common Shares Outstanding used in computing diluted net loss per share	135,213,641	134,055,098

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	185	$1,340,566	52	$362,059	133,695,111	$133,695	$127,421,402	$(119,724,656)	$$9,533,066

January 1, 2018, Cumulative effect of a change in accounting principle related to ASC 606, net of tax	–	–		–	–	–	–	(430,000)	(430,000)

Shares issued to directors	–	–	–	–	1,098,100	1,097	142,903	–	144,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	6,404	–	6,404

Net income attributable to common stockholders	–	–	–	–	–	–	–	(3,016,750)	(3,016,750)

Balance at December 31, 2018	185	$1,340,566	52	$362,059	134,793,211	$134,792	$127,570,709	$(123,171,406)	$$6,236,720

See accompanying notes to the consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	185	$1,340,566	52	$362,059	134,793,211	$134,792	$127,570,709	$(123,171,406)	$6,236,720

Shares issued to directors	–	–	–	–	1,197,280	1,198	130,802	–	132,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	7,262	–	7,262

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(1,934,133)	(1,934,133)

Balance at December 31, 2019	185	$1,340,566	52	$362,059	135,990,491	$135,990	127,708,773	$(125,105,539)	$4,441,849

See accompanying notes to the consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Cash Flows from Operating Activities:
Net loss	$(1,934,133)	$(3,016,750)

Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense related to employee stock options	7,262	6,404
Stock issued to directors as compensation	132,000	144,000
Depreciation and amortization	66,082	67,107
Provision for doubtful accounts, net of recoveries	–	55,152
Reserve for inventory obsolescence	(126,509)	(130,749)
Noncash operating lease expense	237,901	–

Changes in operating assets and liabilities:
Accounts receivable	(1,202,296)	473,845
Inventories	544,354	(400,637)
Prepaid expenses and other current assets	325,767	(433,820)
Accounts payable	857,515	(570,162)
Accrued liabilities and expenses	(128,785)	(12,203)
Contract liability	(468,439)	329,243
Contact assets	126,629	34,251
Operating lease liability	(219,798)	–
Deferred revenue	–	(512,066)
Income taxes receivable	(93,396)	(2,395)
Deferred lease liability	–	23,038
Net Cash Used In Operating Activities	(1,875,846)	(3,945,742)

Cash Flows From Investing Activities:
Purchase of property and equipment	(5,318)	(10,225)
Net Cash Used In Investing Activities	(5,318)	(10,225)

Cash Flows From Financing Activities:
Proceeds from line of credit	11,739,000	3,720,000
Payments on line of credit	(11,236,127)	(4,280,737)
Net Cash Provided By (Used) In Financing Activities	502,873	(560,737)

Net decrease in cash and cash equivalents	(1,378,291)	(4,516,704)
Cash and cash equivalents at the beginning of the period	4,678,891	9,195,595
Cash and cash equivalents at the end of the period	$3,300,600	$4,678,891

Reconciliation of cash and cash equivalents to the consolidated balance sheets:
Cash and cash equivalents	$3,300,600	$4,678,891
Total cash and cash equivalents	$3,300,600	$4,678,891

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the year for interest	$83,109	$32,662
Cash paid (received) during the year for income taxes, net of refunds	(6,967)	12,410
Non-cash transactions:
Issuance of stock to directors	$132,000	$144,000

See accompanying notes to consolidated financial statements

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

In 2007, the Company acquired substantially all of the assets of Smart Systems International (“SSI”), which was a provider of energy management products and solutions to customers in the United States and Canada and the precursor to the Company’s EcoSmart platform. The EcoSmart platform provides comprehensive savings, management reporting, analytics and virtual engineering of a customer’s portfolio and/or property’s room-by-room energy consumption. Telkonet has deployed more than a half million intelligent devices worldwide in properties within the hospitality, educational, governmental and other commercial markets. The EcoSmart platform is recognized as a solution for reducing energy consumption, operational costs and carbon footprints, and eliminating the need for new energy generation in these marketplaces – all whilst improving occupant comfort and convenience.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Telkonet Communications, Inc., operating as a single reportable business segment.

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

Since inception through December 31, 2019, we have incurred cumulative losses of $125,105,539 and have never generated enough funds through operations to support our business. For the year ended December 31, 2019, the Company had negative operating cash flow of $1,875,846 from operations. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There can be no assurance that the Company will be able to secure such financing at commercially reasonable terms, if at all. If cash resources become insufficient to meet the Company’s ongoing obligations, the Company will be required to scale back or discontinue portions of its operations or discontinue operations entirely, whereby, the Company’s shareholders may lose some or all of their investment.

The Company’s Board also continues to consider strategic alternatives to maximize shareholder value, including but not limited to, a sale of the Company, an investment in the Company, a merger or other business combination, a sale of all or substantially all assets or a strategic joint venture. However, these actions are not solely within the control of the Company. At March 30, 2020, no definitive alternatives had been identified.

During the second half of 2019, the Company began initiating a number of cost elimination and liquidity management actions, including, reviewing opportunities to decrease spend with third party consultants and providers, strategically reviewing whether or not to fill employee positions in the event of vacancies, and implementing sales campaigns to sell slow-moving inventory and reducing existing inventory volumes. Management expects these actions will continue to reduce operating losses. The full impact of these actions is not expected to be reflected in the Company’s financial statements in the next twelve months. There is no guarantee these actions, nor any other actions identified, will yield profitable operations in the foreseeable future.

On January 30, 2020 the World Health Organization (“WHO”) announced a global health emergency because of a new strain of a novel coronavirus in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of operations. In March 2020, the World Health Organization classified the COVID-19 outbreak a pandemic, based on the rapid increase in exposure globally. The spread of the COVID-19 outbreak has caused significant volatility and uncertainty in U.S. and international markets. The COVID-19 outbreak has and could continue to impact demand for our products, customers’ ability to meet payment obligations to the Company, our supply chain and production capabilities, and our workforces’ ability to deliver our products and services. At this time, the disruption is expected to be temporary; however, the length or severity of this pandemic is unknown. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. While we expect this disruption to have a material adverse impact our results of operations, financial condition and cash flows for the year 2020, the Company is unable to reasonably determine the impact at this time. Refer to Note P for further detail on this matter.

At December 31, 2019, the Company had approximately $3,300,600 of cash and approximately $424,000 of availability on its credit facility. The Company currently expects to draw on these cash reserves and utilize the credit facility to finance its near term working capital needs. It expects to continue to incur operating losses and negative operating cash flows for one year beyond the date of these financial statements. The Credit Facility provides us with needed liquidity to assist in meeting our obligations or pursuing strategic objectives. Continued operating losses will deplete these cash reserves and could result in a violation of the financial covenants. Consequently, repayment of amounts borrowed under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The occurrence of any of these events could have a material adverse effect on our business and results of operations.

Accordingly, and in light of the Company’s historic losses, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessment of past due balances and economic conditions. The Company writes off accounts receivable when they become uncollectible. The allowance for doubtful accounts was $55,039 and $65,542 at December 31, 2019 and 2018, respectively. Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past due date. The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period. Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history. Typically, accounts are only escalated to “uncollectible” status after multiple attempts at collection have proven unsuccessful.

The allowance for doubtful accounts for the years ended December 31 are as follows:

	2019	2018
Beginning balance	$65,542	$22,173
Provision charged to expense	29,849	55,152
Deductions	(40,352)	(11,783)
Ending balance	$55,039	$65,542

Inventories

Inventories consist of thermostats, sensors and controllers for Telkonet’s EcoSmart product platform. These inventories are purchased for resale and do not include manufacturing labor and overhead. Inventories are stated at the lower of cost or net realizable value determined by the first in, first out (FIFO) method. The Company’s inventories are subject to technological obsolescence. Management evaluates the net realizable value of its inventories on a quarterly basis and when it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. The reserve for inventory obsolescence balance was approximately $241,000 and $114,000 for the years ended December 31, 2019, and 2018, respectively.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and certain accrued liabilities. The carrying amounts of these assets and liabilities approximate fair value due to the short maturity of these instruments (Level 1 instruments), except for the line of credit. The carrying amount of the line of credit approximates fair value due to the interest rate and terms approximating those available to the Company for similar obligations (Level 2 instruments).

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Based on the assessment for impairment performed during 2019 and 2018, no impairment was recorded.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”.  Basic net income (loss) per common share is computed using the weighted average shares outstanding. Diluted net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For both years ended December 31, 2019 and 2018, there were 3,599,793 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive, respectively.

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

The Company follows ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on de-recognition, classification, treatment of interest and penalties, and disclosure of such positions.

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

Contract liabilities include deferrals for the monthly support service fees. Long-term contract liabilities represent support service fees that will be recognized as revenue after December 31, 2020.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the years ended December 31, 2019 and 2018, the Company experienced returns of approximately 1% to 3% of material’s included in cost of sales. As of December 31, 2019 and 2018, the Company recorded warranty liabilities in the amount of $58,791 and $46,103, respectively, using this experience factor range.

Product warranties for the years ended December 31 is as follows:

	2019	2018
Beginning balance	$46,103	$59,892
Warranty claims incurred	(66,803)	(28,000)
Provision charged to expense	79,491	14,211
Ending balance	$58,791	$46,103

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $54,945 and $108,632 in advertising costs during the years ended December 31, 2019 and 2018, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2019 and 2018 were $1,737,385 and $1,879,676, respectively.

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

Stock-based compensation expense in connection with options granted to employees for the years ended December 31, 2019 and 2018 was $7,262 and $6,404, respectively.

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

In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases (“ASU 2019-10”), which defers the adoption of ASU 2016-13 for smaller reporting companies until January 1, 2023. The Company will continue to evaluate the impact of ASU 2016-13 on its consolidated financial statements.

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

The Company chose to elect available practical expedients permitted under the guidance, which among other items, allowed the Company to carry forward its historical lease classification to not reassess leases for the definition of lease under the new standard, and to not reassess initial direct costs for existing leases. Refer below for practical expedient package adopted:

•	Whether expired or existing contracts contain leases under the new definition of the lease;

•	Lease classification for expired or existing leases; and

•	Whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.

Upon the adoption of ASC 842, the Company elected to not recognize a right-of-use asset and related lease liability for leases with an initial term of 12 months or less as an accounting policy choice and elected to account for lease and non-lease components as a single lease component.

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

As of December 31, 2019, $0.9 million was included in total other assets, $0.2 million in total current liabilities, and $0.8 million in total long-term liabilities. There was no impact on our Condensed Consolidated Statements of Operations. Refer to Note M for further discussion.

NOTE C– REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the year ended December 31, 2019.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$8,570,225	$1,038,660	$564,811	$1,039,158	$11,212,854
Recurring	604,624	140,817	23,901	–	769,342
	$9,174,849	$1,179,477	$588,712	$1,039,158	$11,982,196

The following table presents the Company’s product and recurring revenues disaggregated by industry for the year ended December 31, 2018.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$6,410,615	$652,019	$472,462	$81,319	$7,616,415
Recurring	668,039	128,872	18,653	–	815,564
	$7,078,654	$780,891	$491,115	$81,319	$8,431,979

Sales taxes and other usage-based taxes are excluded from revenues.

Remaining performance obligations

As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $0.8 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.68 million.

Contract assets and liabilities

	2019	2018	Variance
Contract assets	$188,120	$314,749	$126,629
Contract liabilities	764,184	1,232,623	(468,439)
Net contract liabilities	$576,064	$917,874	$(341,810)

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billing occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Condensed Consolidated Balance Sheet. There were approximately $0.04 million of costs incurred to fulfill a contract in the closing balance of contract assets.

Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. The change in the contract liability balance during the 12 month period ended December 31, 2019 is the result of cash payments received and billing in advance of satisfying performance obligations.

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

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of December 31, 2019 and 2018 are as follows:

	2019	2018
Accounts receivable	$2,338,626	$1,146,832
Allowance for doubtful accounts	(55,039)	(65,541)
Accounts receivable, net	$2,283,587	$1,081,291

NOTE E – PROPERTY AND EQUIPMENT

The Company’s property and equipment as of December 31, 2019 and 2018 consists of the following:

	2019	2018
Development test equipment	$16,461	$19,110
Computer software	76,134	76,134
Office equipment	66,685	61,367
Office fixtures and furniture	330,568	330,568
Leasehold improvements	18,016	18,016
Total	507,864	505,195
Accumulated depreciation and amortization	(321,339)	(257,906)
Total property and equipment	$186,525	$247,289

Depreciation and amortization expense included as a charge to income was $66,082 and $67,107 for the years ended December 31, 2019 and 2018, respectively.

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses as of December 31, 2019 and 2018 are as follows:

	2019	2018
Accrued liabilities and expenses	$214,925	$325,855
Accrued payroll and payroll taxes	227,153	241,253
Accrued sales taxes, penalties, and interest	26,957	43,400
Product warranties	58,791	46,103
Total accrued liabilities and expenses	$527,826	$656,611

NOTE G – DEBT

Revolving Credit Facility

On September 30, 2014, the Company entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes. The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 7.75% at December 31, 2019 and 8.50% at December 31, 2018. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock, for further information on the accounting for warrants, refer to Note J. The warrant has an exercise price of $0.20 and expires October 9, 2021. On November 6, 2019, the eleventh amendment to the Credit Facility was executed to extend the maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant.  The eleventh amendment was effective as of September 30, 2019.

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

The outstanding balance on the Credit Facility was $624,347 and $121,474 at December 31, 2019 and 2018 and the remaining available borrowing capacity was approximately $424,000 and $499,000, respectively. As of December 31, 2019, the Company was in compliance with all financial covenants.

NOTE H – PREFERRED STOCK

Series A

The Company has authorized 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A is convertible, at the option of the holder thereof, at any time, into shares of the Company’s common stock at a conversion price of $0.363 per share. On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share. The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares. In prior years, 30 of the preferred shares issued on November 16, 2009 were converted to shares of the Company’s common stock. In a prior year, the redemption feature available to the Series A holders expired.

Series B

The Company has authorized 567 shares of preferred stock as Series B Preferred Stock (“Series B”). Each share of Series B is convertible, at the option of the holder thereof, at any time, into shares of the Company’s common stock at a conversion price of $0.13 per share. On August 4, 2010, the Company sold 267 shares of Series B with attached warrants to purchase an aggregate of 5,134,626 shares of the Company’s common stock at $0.13 per share. The Series B shares were sold at a price per share of $5,000 and each Series B share was convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,335,000 from the sale of the Series B shares on August 4, 2010.  On April 8, 2011, the Company sold 271 additional shares of Series B with attached warrants to purchase an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share. The Series B shares were sold at a price per share of $5,000 and each Series B share was convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,355,000 from the sale of the Series B shares on April 8, 2011. In prior years, 486 of the preferred shares issued on August 4, 2010 and April 8, 2011 were converted to shares of the Company’s common stock. In a prior year, the redemption feature available to the Series B holders expired.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of December 31, 2019, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $455,904, which includes cumulative accrued unpaid dividends of $195,904, and second, Series A with a preference value of $1,674,195, which includes cumulative accrued unpaid dividends of $749,195. As of December 31, 2018, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $435,081, which includes cumulative accrued unpaid dividends of $175,081, and second, Series A with a preference value of $1,600,168, which includes cumulative accrued unpaid dividends of $675,168.

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has authorized 215 shares as Series A preferred stock and 567 shares as Series B preferred stock. At December 31, 2019 and 2018, there were 185 shares of Series A and 52 shares of Series B outstanding, respectively.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2019 and 2018, the Company had 135,990,491 and 134,793,211 common shares issued and outstanding, respectively.

During the years ended December 31, 2019 and 2018, the Company issued 1,197,280 and 1,098,100 shares of common stock, respectively to directors for services performed during 2019 and 2018. These shares were valued at $132,000 and $144,000, respectively, which approximated the fair value of the shares when they were issued.

During the years ended December 31, 2019 and 2018, no warrants were exercised. These warrants were originally granted to shareholders of the April 8, 2011 Series B preferred stock issuance.

During the years ended December 31, 2019 and 2018, no shares of Series A or B preferred stock were converted to shares of common stock.

NOTE J – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company maintains an equity incentive plan (the “Plan”). The Plan was established in 2010 as an incentive plan for officers, employees, non-employee directors, prospective employees and other key persons. The Plan is administered by the Board of Directors or the compensation committee, which is comprised of not less than two non-employee directors who are independent. A total of 10,000,000 shares of stock were reserved and available for issuance under the Plan. The exercise price per share for the stock covered by a stock option granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. The term of each stock option shall be fixed by the administrator, but no stock option shall be exercisable more than ten years after the date the stock option is granted. As of December 31, 2019, there were approximately 409,269 shares remaining for issuance in the Plan.

It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a better alignment of their interests with those of the Company and its stockholders.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of December 31, 2019.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	2,000,000	7.01	$0.14	2,000,000	$0.14
$0.16 - $1.00	1,349,793	3.84	0.18	1,208,631	0.18
	3,349,793	5.73	$0.16	3,208,631	$0.16

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2018	4,376,474	$0.16
Granted	67,394	0.17
Exercised	–	–
Cancelled or expired	(1,094,075)	0.14
Outstanding at December 31, 2018	3,349,793	$0.16
Granted	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at December 31, 2019	3,349,793	$0.16

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

The following table summarizes the assumptions used to estimate the fair value of options granted during the year ended December 2018, using the Black-Scholes option-pricing model:

2018
Expected life of option (years)	10
Risk-free interest rate	2.80%
Assumed volatility	87%
Expected dividend rate	0
Expected forfeiture rate	65%

There were no options granted in the year ended December 31, 2019.

The total estimated fair value of the options granted during the years ended December 31, 2019 and 2018 was $0 and $244. The total fair value of underlying shares related to options that vested during the years ended December 31, 2019 and 2018 was $8,174 and $6,811. Future compensation expense related to non-vested options at December 31, 2019 was $11,178 and will be recognized over the next 2.0 years. The aggregate intrinsic value of the vested options was zero as of December 31, 2019 and 2018. During the year ended December 31, 2019, no options were granted, exercised, cancelled or expired. For the year ended December 31, 2018, no options were granted or exercised and there were 1,094,075 options that were cancelled or expired. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for the years ended December 31, 2019 and 2018 was $7,262, and $6,405, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related exercise prices for the warrants issued to the debt holder in relation to the revolving credit facility, see Note G.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.20	250,000	1.77	$ 0.20	250,000	$ 0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2018	250,000	$0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	0.20
Outstanding at December 31, 2018	250,000	$0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at December 31, 2019	250,000	$0.20

There were no warrants granted, exercised, cancelled or forfeited during the years ended December 31, 2019 and 2018.

NOTE K – STOCK ISSUANCE TO NON-EMPLOYEE DIRECTORS

During the years ended December 31, 2019 and 2018, the Company issued common stock in the amount of $132,000 and $144,000 and pay cash consideration of $20,000 and $0, respectively to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings.

NOTE L – INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, the following that impact the Company: (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax; (3) creating a new limitation on deductible interest expense; (4) limiting the deductibility of certain executive compensation; and (5) limiting certain other deductions.

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

A reconciliation of tax expense computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax (benefit) /expense is as follows:

	2019	2018
Tax benefit computed at the statutory rate	$(427,244)	$(631,497)
State taxes	6,525	6,874
Book expenses not deductible for tax purposes	2,980	2,882
Rate Change	45,656	–
Other	2,517	(27,286)
	(369,566)	(649,027)
Change in valuation allowance for deferred tax assets	269,203	658,650
Income tax (benefit) expense	$(100,363)	$9,623

Deferred income taxes include the net tax effects of net operating loss (NOL) carry forwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2019	2018
Deferred Tax Assets:
Net operating loss carry forwards	$20,772,428	$20,342,559
Intangibles	207,618	318,178
Credits	28,022	112,086
Other	506,349	613,202
Total deferred tax assets	21,514,417	21,386,025

Deferred Tax Liabilities:
Intangibles	–	–
Total deferred tax liabilities	–	–
Valuation allowance	(21,486,396)	(21,386,025)
Net deferred tax asset	$28,021	$–

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of December 31, 2019 and December 31, 2018, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $21,490,000 and $21,390,000, respectively. The overall increase in the valuation allowance is related to insignificant fluctuations in the temporary differences and federal and state net operating losses.

At December 31, 2019 the Company had net operating loss carryforwards of approximately $92,900,000 and $22,000,000 for federal and state income tax purposes which will expire at various dates from 2020 – 2039.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally no longer subject to U.S. federal income tax examinations by tax authorities for years before 2015 and various states before 2015. Although these years are no longer subject to examination by the Internal Revenue Service (IRS) and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they have been or will be used in a future period.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no change in the liability for unrecognized tax benefits. The Company has no tax positions at December 31, 2019 or 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2019 or 2018. The Company’s utilization of any net operating loss carryforwards may be unlikely due to its continuing losses.

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

The components of lease expense for the year ended December 31, 2019 were as follows:

Operating lease expense:
Operating lease cost - fixed	$237,900
Variable lease cost	118,198
Total operating lease cost	$356,098

Other information related to leases as of December 31, 2019 was as follows:

Operating lease liability - current	$223,835
Operating lease liability - long-term	$758,315
Operating cash outflows from operating leases	$219,798

Weighted-average remaining lease term of operating leases	5.6 years
Weighted-average discount rate of operating leases	8.5%

Future annual minimum operating lease payments as of December 31, 2019 were as follows:

2020	$223,835
2021	242,299
2022	195,176
2023	193,169
2024 and thereafter	384,119
Total minimum lease payments	1,238,598
Less imputed interest	(256,448)
Total	$982,150

Future annual minimum lease payments under non-cancelable leases as of December 31, 2018 prior to our adoption of ASU 2016-02, Leases (Topic 842) are as follows:

2019	$211,448
2020	223,417
2021	242,785
2022	195,176
2023	193,168
2024 and thereafter	380,714
Total	$1,446,708

Rental expenses charged to operations for the years ended December 31, 2019 and 2018 was $356,098 and $342,975, respectively.

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

Jason L. Tienor, President and Chief Executive Officer, is employed pursuant to an employment agreement with us dated October 1, 2018. Mr. Tienor’s employment agreement has a term of two (2) years, which will automatically renew for a period of an additional twelve (12) months up to two times, and provides for a base salary of $222,800 per year and bonuses and benefits based upon the Company’s internal policies and participation in the Company’s incentive and benefit plans. The agreement also calls for a bonus to be paid upon the sale of the Company. The bonus will be equal to $20,000 if The Company’s shares are valued at minimum $0.20 per share, $35,000 if shares are valued at minimum $0.225 per share, or $50,000 if shares are valued at minimum $0.25 per share. If sale price exceeds $0.25 per share, Mr. Tienor is eligible to receive an additional $6,000 for every $0.01 above a share price of $0.25.

Jeffrey J. Sobieski, Chief Technology Officer, is employed pursuant to an employment agreement with us dated October 1, 2018. Mr. Sobieski’s employment agreement has a term of two (2) years, which will automatically renew for a period of an additional twelve (12) months up to two times, and provides for a base salary of $211,625 per year and bonuses and benefits based upon the Company’s internal policies and participation in the Company’s incentive and benefit plans. The agreement also calls for a bonus to be paid upon the sale of the Company. The bonus will be equal to $20,000 if the Company’s shares are valued at minimum $0.20 per share, $35,000 if shares are valued at minimum $0.225 per share, or $50,000 if shares are valued at minimum $0.25 per share. If sale price exceeds $0.25 per share, Mr. Sobieski is eligible to receive an additional $6,000 for every $0.01 above a share price of $0.25.

Richard E. Mushrush, Chief Financial Officer, is employed pursuant to an employment agreement with us dated October 1, 2018. Mr. Mushrush’s employment agreement has a term of two (2) years, which will automatically renew for a period of an additional twelve (12) months up to two times, and provides for a base salary of $122,000 per year and bonuses and benefits based upon the Company’s internal policies and participation in the Company’s incentive and benefit plans. The agreement also calls for a bonus to be paid upon the sale of the Company. The bonus will be equal to $20,000 if the Company’s shares are valued at minimum $0.20 per share, $35,000 if shares are valued at minimum $0.225 per share, or $50,000 if shares are valued at minimum $0.25 per share. If sale price exceeds $0.25 per share, Mr. Mushrush is eligible to receive an additional $6,000 for every $0.01 above a share price of $0.25.

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

Indemnification Agreements

On March 31, 2010, the Company entered into Indemnification Agreements with executives Jason L. Tienor, President and Chief Executive Officer and Jeffrey J. Sobieski, then Chief Operating Officer. On April 24, 2012, the Company entered into an Indemnification Agreement with director Tim S. Ledwick. On July 1, 2016, the Company entered into Indemnification Agreements with director’s Arthur E. Byrnes, Peter T. Kross and Leland D. Blatt. On January 1, 2017, the Company entered into an Indemnification Agreement with Chief Financial Officer Richard E. Mushrush.

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

The following table sets forth the change in the sales tax accrual during the years ended December 31:

	2019	2018
Balance, beginning of year	$43,400	$83,282
Sales tax collected	167,233	101,144
Provisions (reversals)	(10,664)	30,465
Payments	(173,012)	(171,491)
Balance, end of year	$26,957	$43,400

NOTE N – BUSINESS CONCENTRATION

For the year ended December 31, 2019, there were two customers that each represented 13% of total net revenues. For the year ended December 31, 2018, no single customer represented 10% or more of the Company’s total net revenues.

As of December 31, 2019, two customers represented 26% and 10% of the Company’s net accounts receivable. As of December 31, 2018, two customers represented 29% and 11% of the Company’s net accounts receivable.

Purchases from one supplier approximated $3,356,000, or 84%, of total purchases for the year ended December 31, 2019 and approximately $3,622,000, or 81%, of total purchases for the year ended December 31, 2018. The amount due to this supplier, net of deposits paid, was approximately $579,000 as of December 31, 2019. Deposits paid to this vendor were in excess of total accounts payable due to this supplier in the amount of $320,352 as of December 31, 2018.

NOTE O – EMPLOYEE BENEFIT PLAN

The Company has an employee savings plan covering substantially all employees who are at least 21 years of age and have completed at least 3 months of service. The plan provides for matching contributions equal to 100% of each dollar contributed by the employee up to 4% of the employee’s salary. The Company’s matching contributions vest immediately. The Company may also elect to make discretionary contributions. The Company made contributions to the plan of approximately $126,000 and $116,000 for the years ended December 31, 2019 and 2018, respectively.

NOTE P – SUBSEQUENT EVENT

On January 30, 2020 the World Health Organization (“WHO”) announced a global health emergency because of a new strain of a novel coronavirus in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of operations. In March 2020, the World Health Organization classified the COVID-19 outbreak a pandemic, based on the rapid increase in exposure globally. The spread of the COVID-19 outbreak has caused significant volatility and uncertainty in U.S. and international markets. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such it is uncertain as to the full magnitude that the COVID-19 outbreak will have on the Company’s financial condition, liquidity, and future results of operations.

The COVID-19 outbreak has resulted in and could continue to result in reduced demand for our products and/or cause customers to be unable to meet payment obligations to the Company. The industries that the Company operates in have already been impacted with shelter-in-place directives, school closures, visitor restrictions, travel restrictions, heightened border scrutiny and event cancellations which will materially affect sales levels for fiscal year 2020 and the Company’s overall liquidity. The Company has been informed by some clientele that planned capital expenditures have been suspended until further notice.

The COVID-19 outbreak could adversely affect our supply chain and production capabilities of our primary product supplier located in China, due to quarantines, worker absenteeism, facility closures, and/or increased international trade restrictions or regulations. If any of our supply chain phases were interrupted or terminated, we could experience delays in our project fulfillment process. Delays could result in increased fulfillment costs, customer pricing concessions, or overall project cancellations.

The Company is dependent on its workforce to deliver our products and services. Developments such as social distancing, shelter-in-place directives, furloughs, worker absenteeism, and travel restrictions will impact the Company’s ability to deploy its workforce effectively. While expected to be temporary, prolonged workforce disruptions will negatively impact sales levels for fiscal year 2020 and the Company’s overall liquidity.

In response to the continuing uncertainty resulting from a novel coronavirus, we have implemented and are continuing to review strategic cost reduction strategies across all functional areas. At this time, the disruption is expected to be temporary; however, the length or severity of this pandemic is unknown. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. While we expect this disruption to have a material adverse impact on our results of operations, financial condition and cash flows for the year 2020, the Company is unable to reasonably determine the impact at this time.

