Form 10-Q
period 2020-03-31
TELKONET INC
filed 2020-05-15
CIK 1094084

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 30, 2020 is 136,311,335.

TELKONET, INC.

FORM 10-Q for the Three Months Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,084,828	$3,300,600
Accounts receivable, net	1,322,590	2,283,587
Inventories	1,041,813	1,373,074
Contract assets	72,764	188,120
Prepaid expenses	340,933	251,619
Income taxes receivable	85,467	85,070
Total current assets	5,948,395	7,482,070

Property and equipment, net	171,730	186,525

Other assets:
Deposits	7,000	17,130
Operating lease right of use assets	853,624	892,170
Deferred tax asset	28,021	28,021
Total other assets	888,645	937,321

Total Assets	$7,008,770	$8,605,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$683,814	$1,265,560
Accrued liabilities	442,856	527,826
Line of credit	518,463	624,347
Contract liabilities – current	515,530	653,053
Operating lease liabilities – current	226,464	223,835
Total current liabilities	2,387,127	3,294,621

Long-term liabilities:
Contract liabilities – long-term	91,590	111,131
Operating lease liabilities – long-term	720,890	758,315
Total long-term liabilities	812,480	869,446
Total liabilities	$3,199,607	$4,164,067

Commitments and contingencies
Stockholders’ Equity
Series A, par value $.001 per share; 215 shares authorized, 185 shares outstanding at March 31, 2020 and December 31, 2019, preference in liquidation of $1,692,649 and $1,674,195 as of March 31, 2020 and December 31, 2019, respectively	1,340,566	1,340,566
Series B, par value $.001 per share; 567 shares authorized, 52 shares outstanding at March 31, 2020 and December 31, 2019, preference in liquidation of $461,094 and $455,904 as of March 31, 2020 and December 31, 2019, respectively	362,059	362,059
Common stock, par value $.001 per share; 190,000,000 shares authorized; 136,311,335 and 135,990,491 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	136,311	135,990
Additional paid-in-capital	127,728,267	127,708,773
Accumulated deficit	(125,758,040)	(125,105,539)
Total stockholders’ equity	3,809,163	4,441,849

Total Liabilities and Stockholders’ Equity	$7,008,770	$8,605,916

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019
Revenues, net:
Product	$1,609,262	$2,586,669
Recurring	194,162	176,533
Total Net Revenue	1,803,424	2,763,202

Cost of Sales:
Product	966,603	1,690,598
Recurring	22,772	86,042
Total Cost of Sales	989,375	1,776,640

Gross Profit	814,049	986,562

Operating Expenses:
Research and development	369,243	486,626
Selling, general and administrative	1,070,610	1,323,049
Depreciation and amortization	14,795	16,931
Total Operating Expenses	1,454,648	1,826,606

Operating Loss	(640,599)	(840,044)

Other Expenses:
Interest expense, net	(8,680)	(5,560)
Total Other Expenses	(8,680)	(5,560)

Loss before Provision for Income Taxes	(649,279)	(845,604)
Income Taxes Provision	3,222	–
Net Loss Attributable to Common Stockholders	$(652,501)	$(845,604)

Net Loss per Common Share:

Basic – Net Loss Attributable to Common Stockholders	$(0.01)	$(0.01)

Diluted – Net Loss Attributable to Common Stockholders	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding used in Computing Basic Net Loss Per Share	135,990,491	134,793,211
Weighted Average Common Shares Outstanding used in Computing Diluted Net Loss Per Share	135,990,491	134,793,211

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS FROM JANUARY 1, 2019 THROUGH MARCH 31, 2019

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	185	$1,340,566	52	$362,059	134,793,211	$134,792	$127,570,709	$(123,171,406)	$6,236,720

Shares issued to directors	–	–	–	–	292,308	294	35,708	–	36,002

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(845,604)	(845,604)

Balance at March 31, 2019	185	$1,340,566	52	$362,059	135,085,519	$135,086	$127,608,232	$(124,017,010)	$5,428,933

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS FROM JANUARY 1, 2020 THROUGH MARCH 31, 2020

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	185	$1,340,566	52	$362,059	135,990,491	$135,990	$127,708,773	$(125,105,539)	$4,441,849

Shares issued to directors	–	–	–	–	320,844	321	17,679	–	18,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(652,501)	(652,501)

Balance at March 31, 2020	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,728,267	$(125,758,040)	$3,809,163

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(652,501)	$(845,604)

Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense related to employee stock options	1,815	1,815
Stock issued to directors as compensation	18,000	36,002
Depreciation and amortization	14,795	16,931
Reserve for inventory obsolescence	(91,994)	171,901
Noncash operating lease expense	58,779	59,476

Changes in operating assets and liabilities:
Accounts receivable	960,997	(1,465,002)
Inventories	423,255	5,061
Prepaid expenses and other current assets	(89,314)	15,020
Deposits and other long term assets	10,130	–
Accounts payable	(581,746)	462,605
Accrued liabilities and expenses	(84,970)	187,127
Contract liabilities	(157,064)	(169,347)
Contract assets	115,356	(131,913)
Operating lease liability	(55,029)	(54,788)
Income taxes receivable	(397)	(5,641)
Net Cash Used In Operating Activities	(109,888)	(1,716,357)

Cash Flows From Investing Activities:
Purchase of property and equipment	–	(2,302)
Net Cash Used In By Investing Activities	–	(2,302)

Cash Flows From Financing Activities:
Proceeds from line of credit	2,820,000	2,339,000
Payments on line of credit	(2,925,884)	(1,553,234)
Net Cash (Used In) Provided By Financing Activities	(105,884)	785,766

Net decrease in cash and cash equivalents	(215,772)	(932,893)
Cash, cash equivalents at the beginning of the period	3,300,600	4,678,891
Cash and cash equivalents at the end of the period	$3,084,828	$3,745,998

See accompanying notes to the unaudited condensed consolidated financial statements

6

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$15,565	$10,937

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2019 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

Since inception through March 31, 2020, we have incurred cumulative losses of $125,758,040 and have never generated enough cash through operations to support our business. For the three-month period ended March 31, 2020, we had a cash flow deficit from operations of $109,888. Since 2012, the Company has made significant investments in the engineering, development and marketing of an intelligent automation platform, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, credit facility capacity, the sale of a wholly-owned subsidiary and management of working capital levels. The report from our previous independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 stated there is substantial doubt about our ability to continue as a going concern.

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

The Company’s operations and financial results have also been impacted by the COVID-19 pandemic. On January 30, 2020 the World Health Organization (“WHO”) announced a global health emergency because of a new strain of a novel coronavirus in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak a pandemic, based on the rapid increase in exposure globally. The spread of the COVID-19 outbreak has caused significant volatility and uncertainty in U.S. and international markets.

The Company’s sales have been disrupted as a result of its customers furloughing and laying off their employees and/or suspending projects. Despite these challenges, quoting remains active and the aggregate pipeline has not contracted significantly. Thus far, the impact has been delays as opposed to cancellations. Due to travel restrictions, social distancing and shelter at home edicts, the hospitality industry, our largest market that generally contributes more than 50% of our revenue, has suffered as much as any. At this time, the disruption is expected to be temporary; however, the length or severity of this pandemic is unknown. Depending on the length and severity, the demand for our products, our customers’ ability to meet payment obligations to the Company, our supply chain and production capabilities, and our workforces’ ability to deliver our products and services could be impacted. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. While we expect this disruption to have a material adverse impact our results of operations, financial condition and cash flows for the year 2020, the Company is unable to reasonably determine the impact at this time.

In response to the COVID-19 pandemic and its effects (and potential further effects) on the Company’s operations and financial results, the Company has taken and is continuing to take a number of actions to preserve cash. These actions include suspending the use of engineering consultants, and cancelling all travel and the Company’s attendance at tradeshows (implemented prior to applicable government stay-at-home orders being put in place). In addition, in early April of 2020, management made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020. With the receipt of the PPP Loan (discussed below), the Company was able to bring back the furloughed employees, restore payroll to prior levels and delay suspension of the 401(k) match. The actions taken in response to the COVID-19 pandemic are in addition to the cost elimination and liquidity management actions that the Company began implementing in the second half of 2019, including reviewing opportunities to decrease spend with third party consultants and providers, strategically reviewing whether or not to fill employee positions in the event of vacancies, and implementing sales campaigns to sell slow-moving inventory and reducing existing inventory volumes. There is no guarantee, however, that these actions, nor any other actions identified, will yield profitable operations in the foreseeable future.

In addition, on April 21, 2020, the Company entered into an unsecured promissory note, dated as of April 17, 2020 (“the PPP Loan”), with Heritage Bank of Commerce for a $913,063 loan under the Paycheck Protection Program (“PPP”) SBA 7(a) loan. The PPP SBA 7(a) loan program is being administered by the United States Small Business Administration (“SBA”) and was authorized by the Keeping American Workers Employed and Paid Act, which is part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that was signed into law on March 27, 2020. The principal amount of the Loan is $913,063, bears interest of 1.0% per annum and has a maturity date of April 21, 2022. See Note N – Subsequent Event for a summary of the terms of the PPP Loan.

At March 31, 2020, the Company had $3,084,828 of cash and approximately $153,000 of availability on its credit facility. However, the credit facility requires that the Company maintain an unrestricted cash balance of $2,000,000, limiting the ability of the Company to use its cash reserves to fund its operations. As of March 31, 2020, the outstanding balance on the credit facility was $518,463. On average, during the twelve-month period between April 1, 2019 and March 31, 2020, the Company’s cash balance decreased $55,000 per month.

The Company is using the proceeds of the PPP Loan to support its ongoing operations and currently expects to also draw on its cash reserves and utilize the credit facility to finance its near-term working capital needs. It expects to continue to incur operating losses and negative operating cash flows for one year beyond the date of these financial statements. The Credit Facility provides us with needed liquidity to assist in meeting our obligations or pursuing strategic objectives. Continued operating losses will deplete these cash reserves and could result in a violation of the financial covenants. Consequently, repayment of amounts borrowed under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The occurrence of any of these events could have a material adverse effect on our business and results of operations.

The Company’s Board also continues to consider strategic alternatives to maximize shareholder value, including but not limited to, a sale of the Company, an investment in the Company, a merger or other business combination, a sale of all or substantially all assets or a strategic joint venture. However, these actions are not solely within the control of the Company. At May 15, 2020, no definitive alternatives had been identified.

Accordingly, and in light of the Company’s historic losses, there is substantial doubt about the Company’s ability to continue as a going concern.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”.  Basic net income (loss) per common share is computed using the weighted average shares outstanding. Diluted net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For both the three months ended March 31, 2020 and 2019, there were 3,599,793 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive.

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

Contract liabilities include deferrals for the monthly support service fees. Long-term contract liabilities represent support service fees that will be recognized as revenue after March 31, 2021.

Contract Completion Cost

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the three months ended March 31, 2020 and the year ended December 31, 2019, the Company experienced returns of approximately 1% to 3% of materials included in the cost of sales. As of March 31, 2020 and December 31, 2019, the Company recorded warranty liabilities in the amount of $61,742 and $58,791, respectively, using this experience factor range.

Product warranties for the three months ended March 31, 2020 and the year ended December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Beginning balance	$58,791	$46,103
Warranty claims incurred	(2,947)	(66,803)
Provision charged to expense	5,898	79,491
Ending balance	$61,742	$58,791

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $5,893 and $10,805 in advertising costs during the three months ended March 31, 2020 and 2019, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for the three months ended March 31, 2020 and 2019 were $369,243 and $486,626, respectively.

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

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2019 and prior years, expected stock price volatility is based on the historical volatility of the Company’s stock for the related expected term.

Stock-based compensation expense in connection with options granted to employees for both the three months ended March 31, 2020 and 2019 was $1,815.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This guidance modifies, removes, and adds certain disclosure requirements on fair value measurements. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods therein. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe any will have a significant impact on our consolidated financial statements and related disclosures.

NOTE C – REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended March 31, 2020.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$1,202,342	$249,432	$93,072	$64,416	$1,609,292
Recurring	173,572	20,263	327	–	194,162
	$1,375,914	$269,695	$93,399	$64,416	$1,803,424

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended March 31, 2019.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$1,694,649	$255,736	$200,426	$435,858	$2,586,669
Recurring	156,272	19,445	816	–	176,533
	$1,850,921	$275,181	$201,242	$435,858	$2,763,202

Sales taxes and other usage-based taxes are excluded from revenues.

Remaining performance obligations

As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $0.29 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months.

Contract assets and liabilities

	March 31, 2020	December 31, 2019
Contract assets	$72,764	$188,120
Contract liabilities	607,120	764,184
Net contract liabilities	$534,356	$576,064

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billings occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Condensed Consolidated Balance Sheet.

Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. The change in the contract liability balance during the three-month period ended March 31, 2020 is the result of cash payments received and billing in advance of satisfying performance obligations.

Contract costs

Costs to complete a turnkey contract primarily relate to the materials cost and direct labor and are recognized proportionately as the performance obligation is satisfied. The Company will defer costs to complete a contract when materials have shipped (and control over the materials has transferred to the customer), but an insignificant amount of rooms have been installed. The Company will recognize any deferred costs in proportion to revenues recognized from the related turnkey contract. The Company does not expect deferred contract costs to be long-lived since a typical turnkey project takes sixty days to complete. Deferred contract costs are generally presented as other current assets in the condensed consolidated balance sheets.

The Company incurs incremental costs to obtain a contract in the form of sales commissions. These costs, whether related to performance obligations that extend beyond twelve months or not, are immaterial and will continue to be recognized in the period incurred within selling, general and administrative expenses.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Accounts receivable	$1,396,924	$2,338,626
Allowance for doubtful accounts	(74,334)	(55,039)
Accounts receivable, net	$1,322,590	$2,283,587

NOTE E – INVENTORIES

Components of inventories as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Product purchased for resale	$1,374,466	$1,613,733
Reserve for obsolescence	(332,653)	(240,659)
Inventory, net	$1,041,813	$1,373,074

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Accrued liabilities and expenses	106,915	214,925
Accrued payroll and payroll taxes	265,309	227,153
Accrued sales taxes, penalties, and interest	8,890	26,957
Product warranties	61,742	58,791
Total accrued liabilities and expenses	$442,856	$527,826

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

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at March 31, 2020 and 7.75% December 31, 2019. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock, for further information on the accounting for warrants, refer to Note J. The warrant has an exercise price of $0.20 and expires October 9, 2021. On November 6, 2019, the eleventh amendment to the Credit Facility was executed to extend the maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant.  The eleventh amendment was effective as of September 30, 2019.

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

The outstanding balance on the Credit Facility was $518,463 and $624,347 at March 31, 2020 and December 31, 2019 and the remaining available borrowing capacity was approximately $153,000 and $424,000, respectively. As of March 31, 2020, the Company was in compliance with all financial covenants.

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

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of March 31, 2020, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $461,094, which includes cumulative accrued unpaid dividends of $201,094, and second, Series A with a preference value of $1,692,649, which includes cumulative accrued unpaid dividends of $767,649. As of December 31, 2019, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $455,904, which includes cumulative accrued unpaid dividends of $195,904, and second, Series A with a preference value of $1,674,195, which includes cumulative accrued unpaid dividends of $749,195.

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has authorized 215 shares as Series A preferred stock and 567 shares as Series B preferred stock. At March 31, 2020 and December 31, 2019, there were 185 shares of Series A and 52 shares of Series B outstanding, respectively.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of March 31, 2020 and December 31, 2019, the Company had 136,311,335 and 135,990,491 common shares issued and outstanding, respectively.

During the three months ended March 31, 2020 and 2019, the Company issued 320,844 and 292,308 shares of common stock, respectively to directors for services performed during the three months ended March 31, 2020 and 2019. These shares were valued at $18,000 and $36,002, respectively, which approximated the fair value of the shares when they were issued.

During the three months ended March 31, 2020 and 2019, no warrants were exercised. These warrants were originally granted to shareholders of the April 8, 2011 Series B preferred stock issuance.

During the three months ended March 31, 2020 and 2019, no shares of Series A or B preferred stock were converted to shares of common stock.

NOTE J – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company maintains an equity incentive plan (the “Plan”). The Plan was established in 2010 as an incentive plan for officers, employees, non-employee directors, prospective employees and other key persons. The Plan is administered by the Board of Directors or the compensation committee, which is comprised of not less than two non-employee directors who are independent. A total of 10,000,000 shares of stock were reserved and available for issuance under the Plan. The exercise price per share for the stock covered by a stock option granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. The term of each stock option shall be fixed by the administrator, but no stock option shall be exercisable more than ten years after the date the stock option is granted. As of March 31, 2020, there were approximately 85,425 shares remaining for issuance in the Plan.

It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a better alignment of their interests with those of the Company and its stockholders.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the Plan as of March 31, 2020.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	2,000,000	6.76	$0.14	2,000,000	$0.14
$0.16 - $1.00	1,349,793	3.59	0.18	1,227,001	0.18
	3,349,793	5.48	$0.16	3,227,001	$0.16

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2019	3,349,793	$0.16
Granted	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at December 31, 2019	3,349,793	$0.16
Granted	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at March 31, 2020	3,349,793	$0.16

No options were granted, exercised, cancelled or expired during the three months ended March 31, 2020 or 2019. Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of operations for both the three months ended March 31, 2020 and 2019 was $1,815.

Warrants

The following table summarizes the changes in warrants outstanding and the related exercise prices for the warrants issued to the debt holder in relation to the revolving credit facility. See Note G.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20	250,000	1.52	$0.20	250,000	$0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2019	250,000	$0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at December 31, 2019	250,000	0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at March 31, 2020	250,000	$0.20

No warrants were granted, exercised, cancelled or forfeited during the three months ended March 31, 2020 or 2019.

NOTE K – STOCK ISSUANCE TO NON-EMPLOYEE DIRECTORS

During the three months ended March 31, 2020 and during the year ended December 31, 2019, the Company issued common stock in the amount of $18,000 and $132,000 and paid cash consideration of $24,000 and $20,000, respectively, to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings.

NOTE L – COMMITMENTS AND CONTINGENCIES

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

In January 2016, the Company entered into a lease agreement for 2,237 square feet of commercial office space in Germantown, Maryland for its Maryland employees. The Germantown lease, as amended, was set to expire at the end of January 2018. In November 2017, the Company entered into a second amendment to the lease agreement extending the lease through the end of January 2019. In November 2018, the Company entered into a third amendment to the lease agreement extending the lease through the end of January 2022.

In May 2017, the Company entered into a lease agreement for 5,838 square feet of floor space in Waukesha, Wisconsin for its inventory warehousing operations. The Waukesha lease expires in May 2024.

The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company does not separate non-lease components from lease components to which they relate and accounts for the combined lease and non-lease components as a single lease component.

Operating leases are included in our condensed consolidated balance sheet as right-of-use assets, operating lease liabilities – current and operating lease liabilities – long-term. We do not recognize a right-of-use asset and lease liability for leases with a term of 12 months or less. Our current operating leases are for facilities. Our leases may contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Some of our lease agreements may contain rent escalation clauses, rent holidays, capital improvement funding, or other lease concessions.

In determining our right-of-use assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease agreement. ASC 842 requires us to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. When we cannot readily determine the discount rate implicit in the lease agreement, we utilize our current borrowing rate on our outstanding line of credit. The Company’s line of credit utilizes market rates to assess an interest rate. Refer to Note G for further discussion.

We recognize our minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. Payments are set on a pre-determined schedule within each lease agreement. We amortize this expense over the term of the lease beginning with the date of the standard adoption for current leases and beginning with the date of initial possession, which is the date we enter the leased space and begin to make improvements in the preparation for its intended use, for future leases. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred. Variable lease components consist primarily of the Company's proportionate share of common area maintenance, utilities, taxes and insurance and are presented as operating expenses in the Company’s statements of operations in the same line item as expense arising from fixed lease payments.

We lease certain property under non-cancelable operating leases, primarily facilities. The impact of the adoption of ASC 842 at January 1, 2019 created a right-of-use asset of $1,042,004, lease liability of $1,095,761 and unwound the $71,877 balance of the deferred lease liability account.

The components of lease expense for the three months ended March 31, 2020 were as follows:

Operating lease expense:
Operating lease cost – fixed	$58,779
Variable lease cost	38,732
Total operating lease cost	$97,511

Other information related to leases as of March 31, 2020 was as follows:

Operating lease liability – current	$226,464
Operating lease liability – long-term	$720,890
Operating cash outflows from operating leases	$55,029

Weighted-average remaining lease term of operating leases	5.43 years
Weighted-average discount rate of operating leases	8.5%

Future annual minimum operating lease payments as of March 31, 2020 were as follows:

2020 (excluding the three months ended March 31, 2020)	$168,806
2021	242,299
2022	195,176
2023	193,169
2024 and thereafter	384,119
Total minimum lease payments	1,183,569
Less imputed interest	(236,215)
Total	$947,354

Rental expenses charged to operations for the three months ended March 31, 2020 and 2019 was $97,511 and

$89,526, respectively.

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

The following table sets forth the change in the sales tax accrual as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Balance, beginning of year	$26,957	$43,400
Sales tax collected	20,449	167,233
Provisions (reversals)	15,553	(10,664)
Payments	(54,069)	(173,012)
Balance, end of period	$8,890	$26,957

NOTE M – BUSINESS CONCENTRATION

For the three months ended March 31, 2020, there were two customers represented approximately 23% of total net revenues. For the three months ended March 31, 2019, two customers represented approximately 31% of total net revenues.

As of March 31, 2020, two customers accounted for approximately 29% of the Company’s net accounts receivable. As of December 31, 2019, two customers represented 36% of the Company’s net accounts receivable.

Purchases from one supplier approximated $385,000, or 84%, of total purchases for the three months ended March 31, 2020 and approximately $775,000, or 76%, of total purchases for the three months ended March 31, 2019. The amount due to this supplier, net of deposits paid, was approximately $71,000 and $579,000 as of March 30, 2020 and December 31, 2019, respectively.

NOTE N – SUBSEQUENT EVENT

On April 21, 2020, Telkonet, Inc. (the “Company”) entered into an unsecured promissory note, dated as of April 17, 2020 (“the PPP Loan”), with Heritage Bank of Commerce under the Paycheck Protection Program (the “PPP”) administered by the United States Small Business Administration (“SBA”) and authorized by the Keeping American Workers Employed and Paid Act, which is part of the Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020. The principal amount of the PPP Loan is $913,063, bears interest of 1.0% per annum and was disbursed on April 21, 2020.

The PPP Loan has a maturity date of April 21, 2022. No payments of principal or interest are required during the first six months, but interest accrues during this period. After this period, monthly payments of principal and interest are required and continue until maturity with respect to any portion of the PPP Loan not forgiven, as discussed below. The PPP Loan may be prepaid, in full or in part, at any time prior to maturity with no prepayment penalties. The note contains events of default and other provisions customary for a loan of this type.

Under the terms of the PPP, the Company can apply for, and be granted, forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent, utility costs and the maintenance of employee and compensation levels. At least 75% of such forgiven amounts must be used for eligible payroll costs. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the eight-week period following the date the proceeds are disbursed. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three months ended March 31, 2020, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2019, filed with the US. Securities and Exchange Commission (the “SEC”) on March 30, 2020.

Business

Telkonet, Inc. (the “Company”, “Telkonet”), formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart Platform of intelligent automation solutions designed to optimize energy efficiency, comfort and analytics in support of the emerging Internet of Things (“IoT”). We currently operate in a single reportable business segment.

The Company’s direct sales effort targets the hospitality, education, commercial, utility and government/military markets. Taking advantage of legislation, including the Energy Independence and Security Act of 2007, or EISA, the Energy Policy Act of 2005, and the American Recovery and Reinvestment Act, the Company is focusing its sales efforts in areas with available public funding and incentives, such as rebate programs offered by utilities for efficiency upgrades. Through the Company’s proprietary platform, technology and partnerships with energy efficiency providers, the Company’s management intends to position the Company as a leading provider of energy management solutions.

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for the remainder of 2020 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.  Factors that could cause or contribute to such differences include those risks affecting the Company’s business as described in the Company’s filings with the SEC, including the current reports on Form 8-K, which factors are incorporated herein by reference. The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

Critical Accounting Policies and Estimates and New Accounting Pronouncements

Please refer to the Company’s Form 10-K filed March 30, 2020 for critical accounting policies and estimates. For information regarding recent accounting pronouncements and their effect on the Company, see “New Accounting Pronouncements” in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	March 31, 2020		March 31, 2019		Variance

Product	$1,609,262	89%	$2,586,669	94%	$(977,407)	(38%)
Recurring	194,162	11%	176,533	6%	17,629	10%
Total	$1,803,424	100%	$2,763,202	100%	$(959,778)	(35%)

Product Revenue

Product revenue principally arises from the sale and installation of the EcoSmart energy management platform. The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products, switches, outlets and a control platform.

For the three months ended March 31, 2020, product revenues decreased by 38% or $0.98 million when compared to the prior year. Product revenues derived from value added resellers and distribution partners were $1.1 million for the three months ended March 31, 2020, a decrease of 48% compared to the prior year period. The decrease was primarily driven by non-repeatable revenues in 2019 from three customers. Beginning in the third quarter of 2019, the Company began implementing portfolio pricing increases, which under normal circumstances would be expected to positively impact product revenue, but given the COVID-19 pandemic, the impact of these price increases has been offset by reduced demand for our products at this time.

For the three months ended March 31, 2020, all major industry sectors decreased when compared to the prior year. Hospitality revenues decreased $0.49 million to $1.2 million, government revenues decreased $0.37 million to $.06 million, education revenues decreased $0.01 million to $0.25 million and MDU revenues decreased $0.10 million to $.09 million. For the three months ended March 31, 2020, international revenues decreased $0.49 million to $0.06 million when compared to the prior year period. The decrease in international revenues was primarily driven by non-repeatable revenues from three customers in 2019 and limited international revenues in 2020.

Backlogs were approximately $2.8 million and $4.0 million at March 31, 2020 and 2019, respectively.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the three months ended March 31, 2020, recurring revenue increased by 10% when compared to the prior year period. The increase was related to increased unit sales of call center support services.

 Cost of Sales

The table below outlines product versus recurring cost of sales, along with respective amounts of those costs as a percentage of revenue for the comparable periods:

	Three Months Ended
	March 31, 2020		March 31, 2019		Variance

Product	$966,603	60%	$1,690,598	65%	$(723,995)	(43%)
Recurring	22,772	12%	86,042	49%	(63,270)	(74%)
Total	$989,375	55%	$1,776,640	64%	$(787,265)	(44%)

Costs of Product Sales

Costs of product revenue include equipment and installation labor related to EcoSmart technology. For the three months ended March 31, 2020, product costs decreased 43% compared to the prior year period based upon lower revenues. The variance was primarily attributable to decreases in material costs of $0.35 million, logistical expenses of $0.22 million, inclusive of import tariffs and inventory adjustments of $0.08 million. Material costs as a percentage of product revenues were 43% for the quarter, an increase of 8%, compared to the prior year period. Our core products are manufactured in China and as a result tariffs imposed on Chinese imports resulted in an adverse impact of approximately 3% on the actual gross profit percentage for the quarter ended March 31, 2020, compared to approximately 9% for the quarter ended March 31, 2019.

Costs of Recurring Revenue

Recurring costs are comprised primarily of call center support labor. For the three months ended March 31, 2020, recurring costs decreased by 74% when compared to the prior year period. The variance was primarily due to decreases in call center staffing as the Company evaluates internal staffing and outsourcing arrangements.

Gross Profit

The table below outlines product versus recurring gross profit, along with respective actual gross profit percentages for the comparable periods:

	Three Months Ended
	March 31, 2020		March 31, 2019		Variance

Product	$642,659	40%	$896,071	35%	$(253,412)	(28%)
Recurring	171,390	88%	90,491	51%	80,899	89%
Total	$814,049	45%	$986,562	36%	$(172,513)	(17%)

Gross Profit on Product Revenue

Gross profit on product revenue for the three months ended March 31, 2020 decreased 28% when compared to the prior year period. For the three months ended March 31, 2020, the actual gross profit percentage increased 5% to 40%. Contributing to the increase were decreases in material costs of $0.35 million, logistical expenses of $0.22 million, inclusive of import tariffs and inventory adjustments of $0.08 million. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 3% on the actual gross profit percentage for the three months ended March 31, 2020, compared to approximately 9% for the prior year period.

Gross Profit on Recurring Revenue

Gross profit on recurring revenue for the three months ended March 31, 2020 increased 89% when compared to the prior year period. The increase was a combination of increased unit sales of call center support services and decreased call center staffing. For the three months ended March 31, 2020, the actual gross profit percentage increased 37% when compared to the prior year period.

Operating Expenses

The tables below outline operating expenses for the comparable periods, along with percentage change:

	Three Months Ended March 31,
	2020	2019	Variance

Total	$1,454,648	$1,826,606	$(371,958)	(20%)

The Company’s operating expenses are comprised of research and development, selling, general and administrative expenses and depreciation and amortization expense. During the three months ended March 31, 2020, operating expenses decreased by 20% when compared to the prior year period as outlined below.

Research and Development

	Three Months Ended March 31,
	2020	2019	Variance

Total	$369,243	$486,626	$(117,383)	(24%)

Research and development costs are related to both present and future product development and integration and are expensed in the period incurred. During the three months ended March 31, 2020, research and development costs decreased 24% when compared to the prior year period. The variance is primarily attributable to decreases in expenses incurred with third-party consultants and salary expense.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019	Variance

Total	$1,070,610	$1,323,049	$(252,439)	(19%)

During the three months ended March 31, 2020, selling, general and administrative expenses decreased over the prior year period by 19%. The variance is primarily attributable to decreases in trade shows and audit fees of $0.07 million each, salary and recruitment of $0.10 million and sales commissions of $0.05 million, partially offset by a $0.05 million increase in temporary staffing.

Non-GAAP Financial Measures

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and stock-based compensation can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), operating income (loss), or any other measure for determining operating performance or liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the three months ended March 31, 2020 and 2019, the Company excluded items in the following general categories described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous year.

RECONCILIATION OF NET LOSS

TO ADJUSTED EBITDA

FOR THE THREE MONTHS ENDED MARCH 31,

	2020	2019
Net loss	$(652,501)	$(845,604)
Interest expense, net	8,680	5,560
Income tax provision	3,222	–
Depreciation and amortization	14,795	16,931
EBITDA	(625,804)	(823,113)
Adjustments:
Stock-based compensation	1,815	1,815
Adjusted EBITDA	$(623,989)	$(821,298)

Liquidity and Capital Resources

For the three-month period ended March 31, 2020, the Company reported a net loss of $652,501 and had cash used in operating activities of $109,888 and ended the period with an accumulated deficit of $125,758,040 and total current assets in excess of current liabilities of $3,561,268. At March 31, 2020, the Company had $3,084,828 of cash and approximately $153,000 of availability on its credit facility. The credit facility is a $2,000,000 line of credit, which is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. As of March 31, 2020, we had a total borrowing base of approximately $720,000 and an outstanding balance of $518,463, resulting in the approximate availability of $153,000 on the credit facility.

Since inception through March 31, 2020, we have incurred cumulative losses of $125,758,040 and have never generated enough cash through operations to support our business. For the three-month period ended March 31, 2020, we had a cash flow deficit from operations of $109,888. Since 2012, the Company has made significant investments in the engineering, development and marketing of an intelligent automation platform, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, credit facility capacity, the sale of a wholly-owned subsidiary and management of working capital levels. The report from our previous independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 stated there is substantial doubt about our ability to continue as a going concern.

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

The Company’s operations and financial results have also been impacted by the COVID-19 pandemic. On January 30, 2020 the World Health Organization (“WHO”) announced a global health emergency because of a new strain of a novel coronavirus in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak a pandemic, based on the rapid increase in exposure globally. The spread of the COVID-19 outbreak has caused significant volatility and uncertainty in U.S. and international markets.

The Company’s sales have been disrupted as a result of its customers furloughing and laying off their employees and/or suspending projects. Despite these challenges, quoting remains active and the aggregate pipeline has not contracted significantly. Thus far, the impact has been delays as opposed to cancellations. Due to travel restrictions, social distancing and shelter at home edicts, the hospitality industry, our largest market that generally contributes more than 50% of our revenue, has suffered as much as any. At this time, the disruption is expected to be temporary; however, the length or severity of this pandemic is unknown. Depending on the length and severity, the demand for our products, our customers’ ability to meet payment obligations to the Company, our supply chain and production capabilities, and our workforces’ ability to deliver our products and services could be impacted. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. While we expect this disruption to have a material adverse impact our results of operations, financial condition and cash flows for the year 2020, the Company is unable to reasonably determine the impact at this time.

In response to the COVID-19 pandemic and its effects (and potential further effects) on the Company’s operations and financial results, the Company has taken and is continuing to take a number of actions to preserve cash. These actions include suspending the use of engineering consultants, and cancelling all travel and the Company’s attendance at tradeshows (implemented prior to applicable government stay-at-home orders being put in place). In addition, in early April of 2020, management made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020. With the receipt of the PPP Loan (discussed below), the Company was able to bring back the furloughed employees, restore payroll to prior levels and delay suspension of the 401(k) match. The actions taken in response to the COVID-19 pandemic are in addition to the cost elimination and liquidity management actions that the Company began implementing in the second half of 2019, including reviewing opportunities to decrease spend with third party consultants and providers, strategically reviewing whether or not to fill employee positions in the event of vacancies, and implementing sales campaigns to sell slow-moving inventory and reducing existing inventory volumes. There is no guarantee, however, that these actions, nor any other actions identified, will yield profitable operations in the foreseeable future.

In addition, on April 21, 2020, the Company entered into an unsecured promissory note, dated as of April 17, 2020 (“the PPP Loan”), with Heritage Bank of Commerce for a $913,063 loan under the Paycheck Protection Program (“PPP”) SBA 7(a) loan. The PPP SBA 7(a) loan program is being administered by the United States Small Business Administration (“SBA”) and was authorized by the Keeping American Workers Employed and Paid Act, which is part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that was signed into law on March 27, 2020. The principal amount of the Loan is $913,063, bears interest of 1.0% per annum and has a maturity date of April 21, 2022. See Note N – Subsequent Event for a summary of the terms of the PPP Loan.

At March 31, 2020, the Company had approximately $3,084,828 of cash and approximately $153,000 of availability on its credit facility. However, the credit facility requires that the Company maintain an unrestricted cash balance of $2,000,000, limiting the ability of the Company to use its cash reserves to fund its operations. As of March 31, 2020, the outstanding balance on the credit facility was $518,463. On average, during the twelve-month period between April 1, 2019 and March 31, 2020, the Company’s cash balance decreased $55,000 per month.

The Company is using the proceeds of the PPP Loan to support its ongoing operations and currently expects to also draw on its cash reserves and utilize the credit facility to finance its near-term working capital needs. It expects to continue to incur operating losses and negative operating cash flows for one year beyond the date of these financial statements. The Credit Facility provides us with needed liquidity to assist in meeting our obligations or pursuing strategic objectives. Continued operating losses will deplete these cash reserves and could result in a violation of the financial covenants. Consequently, repayment of amounts borrowed under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The occurrence of any of these events could have a material adverse effect on our business and results of operations.

The Company’s Board also continues to consider strategic alternatives to maximize shareholder value, including but not limited to, a sale of the Company, an investment in the Company, a merger or other business combination, a sale of all or substantially all assets or a strategic joint venture. However, these actions are not solely within the control of the Company. At May 15, 2020, no definitive alternatives had been identified.

Accordingly, and in light of the Company’s historic losses, there is substantial doubt about the Company’s ability to continue as a going concern.

Working Capital

Working capital (current assets in excess of current liabilities) from operations decreased by $626,181 during the three months ended March 31, 2020 from working capital of $4,187,449 at December 31, 2019 to a working capital of $3,561,268 at March 31, 2020. The changes in Accounts Receivable and Inventory were primarily a result of the decline in revenues. The change in Accounts Payable was primarily a result of the decline in revenues and cost containment actions.

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

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at March 31, 2020 and 7.75% December 31, 2019. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock, for further information on the accounting for warrants, refer to Note I. The warrant has an exercise price of $0.20 and expires October 9, 2021. On November 6, 2019, the eleventh amendment to the Credit Facility was executed to extend the maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant.  The eleventh amendment was effective as of September 30, 2019.

The Heritage Bank Loan Agreement contains covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants. As discussed above, the EBITDA loss covenant was eliminated in the eleventh amendment to the Credit Facility. The sole financial covenants are a minimum asset coverage ratio and a minimum unrestricted cash balance of $2 million, both of which are measured at the end of each month. A violation of either of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature.

The outstanding balance on the Credit Facility was $518,463 and $624,347 at March 31, 2020 and December 31, 2019 and the remaining available borrowing capacity was approximately $153,000 and $424,000, respectively. As of March 31, 2020, the Company was in compliance with all financial covenants.

Cash Flow Analysis

Cash used in operations was $109,888 and $1,716,357 during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, our primary capital needs included costs incurred to increase energy management sales, inventory procurement and managing current liabilities. The working capital changes during the three months ended March 31, 2020 were primarily a result of approximate $961,000 decrease in accounts receivable, a $423,000 decrease in inventories, a $115,000 decrease in contract assets, partially offset by a $582,000 decrease in accounts payable, a $157,000 decrease in contract liabilities, a $85,000 decrease in other accrued expenses, a $89,000 increase in prepaid expenses and other current assets, and a $91,000 decrease in the reserve for inventory obsolescence. The working capital changes during the three months ended March 31, 2019 were primarily a result of increased working capital needs based on revenue growth, with an approximate $1,439,000 increase in accounts receivable, a $463,000 increase in accounts payable, a $187,000 increase in accrued expenses, a $172,000 increase in the reserve for inventory obsolescence, a $169,000 decrease in contract liabilities, and a $132,000 increase in contract assets. Accounts receivable balances fluctuate based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable balances fluctuate with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

There was no cash used in investing activities during the three months ended March 31, 2020. Cash used in investing activities was $2,302 during the three months ended March 31, 2019. During the three months ended March 31, 2019, the Company purchased approximately $2,302 of computer equipment.

Cash used in financing activities was $105,884 during the three months ended March 31, 2020. Cash provided by financing activities was $785,766 during the three months ended March 31, 2019. Proceeds borrowed from the line of credit were $2,820,000 and cash used for payments on the line of credit were $2,925,884 during the three months ended March 31, 2020. Proceeds borrowed from the line of credit were $2,339,000 and cash used for payments on the line of credit were $1,553,234 during the three months ended March 31, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer each evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 and 15d-15 were not effective as of March 31, 2020 as a result of the material weaknesses discussed below.

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

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, our management did not properly design or maintain effective controls over the control environment and monitoring components of COSO. We did not have a sufficient complement of accounting and financial personnel with an appropriate level of knowledge to address technical accounting and financial reporting matters in accordance with generally accepted accounting principles and the Company’s overall financial reporting requirements. We also lack sufficient information technology resources to address our IT general control environment requirements. The failures within the control environment and monitoring components contributed to the following control activity level material weaknesses:

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements as of and for the years ended December 31, 2019 and 2018 included in the Annual Report on Form 10-K and as of March 31, 2020 and 2019 included in this Form 10-Q were fairly stated in accordance with U.S. GAAP. Notwithstanding the identified material weaknesses, our management has concluded that the audited financial statements included in the Annual Report on Form 10K for the year ended December 31, 2019 and the unaudited condensed consolidated financial statements included in this quarterly filing fairly represent, in all material respects, our financial position, results of operations, cash flows, and changes in stockholders’ equity as of and for the periods presented in accordance with U.S. GAAP.

Under applicable Securities Law, the Company is not required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly, such an attestation has not been obtained or included in the Annual Report on Form 10-K for the year ended December 31, 2019.

Attestation Report of the Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls

Other than the material weaknesses discussed above, during the quarter ended March 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Item 1A. Risk Factors.

There were no material changes during the quarter to the Risk Factors disclosed in Item 1A – “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019.

Item 6. Exhibits.

Exhibit Number	Description Of Document
10.1	Paycheck Protection Program Promissory Note, dated April 17, 2020, between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 000-31972) filed April 27, 2020)
10.2	Amendment to the Telkonet, Inc. 2010 Stock Option and Incentive Plan
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: May 15, 2020	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: May 15, 2020	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

