Form 10-Q
period 2020-06-30
TELKONET INC
filed 2020-08-14
CIK 1094084

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 31, 2020 is 136,311,335.

TELKONET, INC.

FORM 10Q

June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,101,209	$3,300,600
Accounts receivable, net	873,968	2,283,587
Inventories	1,164,993	1,373,074
Contract assets	43,866	188,120
Prepaid expenses	385,369	251,619
Income taxes receivable	85,467	85,070
Total current assets	5,654,872	7,482,070

Property and equipment, net	156,987	186,525

Other assets:
Deposits	7,000	17,130
Operating lease right of use assets	815,735	892,170
Deferred tax asset	28,021	28,021
Total other assets	850,756	937,321

Total Assets	$6,662,615	$8,605,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$731,017	$1,265,560
Accrued liabilities	591,016	527,826
Line of credit	–	624,347
Contract liabilities – current	568,781	653,053
Operating lease liabilities – current	231,796	223,835
Note Payable – current	913,063	–
Total current liabilities	3,035,673	3,294,621

Long-term liabilities:
Contract liabilities – long-term	85,973	111,131
Operating lease liabilities – long-term	680,087	758,315
Total long-term liabilities	766,060	869,446
Total liabilities	$3,801,733	$4,164,067

Commitments and contingencies
Stockholders’ Equity
Series A, par value $.001 per share; 215 shares authorized, 185 shares outstanding at June 30, 2020 and December 31, 2019, preference in liquidation of $1,711,103 and $1,674,195 as of June 30, 2020 and December 31, 2019, respectively.	1,340,566	1,340,566
Series B, par value $.001 per share; 567 shares authorized, 52 shares outstanding at June 30, 2020 and December 31, 2019, preference in liquidation of $466,284 and $455,904 as of June 30, 2020 and December 31, 2019, respectively.	362,059	362,059
Common stock, par value $.001 per share; 190,000,000 shares authorized; 136,311,335 and 135,990,491 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	136,311	135,990
Additional paid-in-capital	127,730,083	127,708,773
Accumulated deficit	(126,708,137)	(125,105,539)
Total stockholders’ equity	2,860,882	4,441,849

Total Liabilities and Stockholders’ Equity	$6,662,615	$8,605,916

See accompanying notes to the unaudited condensed consolidated financial statements.

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues, net:
Product	$1,103,371	$3,380,892	$2,712,633	$5,967,561
Recurring	178,311	189,143	372,473	365,676
Total Net Revenue	1,281,682	3,570,035	3,085,106	6,333,237

Cost of Sales:
Product	835,871	2,077,066	1,802,474	3,767,664
Recurring	25,797	77,072	48,569	163,114
Total Cost of Sales	861,668	2,154,138	1,851,043	3,930,778

Gross Profit	420,014	1,415,897	1,234,063	2,402,459

Operating Expenses:
Research and development	291,849	425,670	661,092	912,296
Selling, general and administrative	1,056,721	1,476,719	2,127,331	2,799,767
Depreciation and amortization	14,743	17,043	29,538	33,975
Total Operating Expenses	1,363,313	1,919,432	2,817,961	3,746,038

Operating Loss	(943,299)	(503,535)	(1,583,898)	(1,343,579)

Other Expenses:
Interest expense, net	(6,904)	(15,040)	(15,584)	(20,600)
Total Other Expense	(6,904)	(15,040)	(15,584)	(20,600)

Loss before Provision for Income Taxes	(950,203)	(518,575)	(1,599,482)	(1,364,179)

Income Tax Provision (Benefit)	(106)	–	3,116	–
Net Loss Attributable to Common Stockholders	$(950,097)	$(518,575)	$(1,602,598)	$(1,364,179)

Net Loss per Common Share:
Basic – net loss attributable to common stockholders	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Diluted – net loss attributable to common stockholders	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding – basic	136,311,335	135,085,519	135,814,956	134,477,460
Weighted Average Common Shares Outstanding – diluted	136,311,335	135,085,519	135,814,956	134,497,822

See accompanying notes to the unaudited condensed consolidated financial statements.

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

JANUARY 1, 2019 THROUGH JUNE 30, 2019

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

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

JANUARY 1, 2020 THROUGH JUNE 30, 2020

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	185	$1,340,566	52	$362,059	135,990,491	$135,990	$127,708,773	$(125,105,539)	$4,441,849

Shares issued to directors	–	–	–	–	320,844	321	17,679	–	18,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(652,501)	(652,501)

Balance at March 31, 2020	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,728,267	$(125,758,040)	$3,809,163

Shares issued to directors	–	–	–	–	–	–	–	–	–

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,816	–	1,816

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(950,097)	(950,097)

Balance at June 30, 2020	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,730,083	$(126,708,137)	$2,860,882

 See accompanying notes to the unaudited condensed consolidated financial statements.

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(1,602,598)	$(1,364,179)

Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense related to employee stock options	3,631	3,631
Stock issued to directors as compensation	18,000	72,000
Depreciation and amortization	29,538	33,975
Reserve for inventory obsolescence	(92,072)	197,440
Noncash operating lease expense	116,168	118,950

Changes in operating assets and liabilities:
Accounts receivable	1,409,619	(1,373,964)
Inventories	300,153	(161,194)
Prepaid expenses and other current assets	(133,750)	135,721
Deposits	10,130	–
Accounts payable	(534,543)	647,256
Accrued liabilities and expenses	63,190	238,997
Contract liabilities	(109,430)	(268,707)
Contract assets	144,254	(200,331)
Operating lease liabilities	(110,000)	(109,791)
Income taxes receivable	(397)	(5,646)
Net Cash Used In Operating Activities	(488,107)	(2,035,842)

Cash Flows From Investing Activities:
Purchase of property and equipment	–	(5,318)
Net Cash Used In By Investing Activities	–	(5,318)

Cash Flows From Financing Activities:
Proceeds from note payable	913,063	–
Proceeds from line of credit	4,105,000	5,604,000
Payments on line of credit	(4,729,347)	(4,861,349)
Net Cash Provided By Financing Activities	288,716	742,651

Net decrease in cash and cash equivalents	(199,391)	(1,298,509)
Cash, cash equivalents at the beginning of the period	3,300,600	4,678,891
Cash and cash equivalents at the end of the period	$3,101,209	$3,380,382

See accompanying notes to the unaudited condensed consolidated financial statements.

7

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$23,786	$35,650

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2019 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

Since inception through June 30, 2020, we have incurred cumulative losses of $126,708,137 and have never generated enough cash through operations to support our business. For the six-month period ended June 30, 2020, we had a cash flow deficit from operations of $488,107. Since 2012, the Company has made significant investments in the engineering, development and marketing of an intelligent automation platform, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, credit facility capacity, the sale of a wholly-owned subsidiary and management of working capital levels. The report from our previous independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 stated there is substantial doubt about our ability to continue as a going concern.

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

The Company’s operations and financial results have also been impacted by the COVID-19 pandemic. Both the health and economic aspects of the COVID-19 pandemic are highly fluid and the future course of each is uncertain. We cannot predict whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our results of operations, financial condition and cash flows may continue to be materially and adversely impacted as a result of the deteriorating market outlook, the global economic recession, weakened liquidity, or other factors that we cannot foresee.

The Company’s sales and gross profits have decreased significantly resulting from a contraction in commercial demand for our products, a lower revenue conversion rate in our existing pipeline and significant one-off transactions from customers in 2019 that have not been, and are not expected to be, repeated in 2020. Due to travel restrictions, social distancing and shelter at home edicts, the hospitality industry, our largest market that generally contributes more than 50% of our revenue, has suffered as much as any. According to a new study prepared for the U.S. Travel Association by Tourism Economics, domestic travel spending will likely drop 45% by the end of 2020.1 According to data from STR, during the second quarter, an estimated 5,100 hotels closed temporarily in the U.S.1

At this time, the length or severity of this pandemic is unknown. Depending on the length and severity, the demand for our products, our customers’ ability to meet payment obligations to the Company, our supply chain and production capabilities, and our workforces’ ability to deliver our products and services could be impacted. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. While we expect this disruption to continue to have a material adverse impact on our results of operations, financial condition and cash flows, the Company is unable to reasonably determine the impact at this time.

In response to the COVID-19 pandemic and its effects (and potential further effects) on the Company’s operations and financial results, the Company has taken, and is continuing to take, a number of actions to preserve cash. These actions include suspending the use of engineering consultants, and cancelling all non-essential travel and the Company’s attendance at tradeshows (implemented prior to applicable government stay-at-home orders being put in place). In early April of 2020, management made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020. With the receipt of the PPP Loan (discussed below), the Company was able to bring back the furloughed employees, restore payroll to prior levels and delay suspension of the 401(k) match. However, the pandemic continues to impact the Company’s operations and financial results, and consequently, in late June of 2020 management once again made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020.

__________________

1 Fox, Jena Tesse. “COVID-19 Recovery: After disastrous spring, industry looks for bright spots.” Hotel Management June/July 2020: 8.

The actions taken in response to the COVID-19 pandemic are in addition to the cost elimination and liquidity management actions that the Company began implementing in the second half of 2019, including reviewing opportunities to decrease spend with third party consultants and providers, strategically reviewing whether or not to fill employee positions in the event of vacancies, and implementing sales campaigns to sell slow-moving inventory and reduce existing inventory volumes. There is no guarantee, however, that these actions, nor any other actions identified, will yield profitable operations in the foreseeable future.

In addition to the actions noted above, on April 21, 2020, the Company entered into an unsecured promissory note, dated April 17, 2020 (“the PPP Loan”), with Heritage Bank of Commerce for a $913,063 loan under the Paycheck Protection Program (“PPP”) SBA 7(a) loan. The PPP SBA 7(a) loan program is being administered by the United States Small Business Administration (“SBA”) and was authorized by the Keeping American Workers Employed and Paid Act, which is part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that was signed into law on March 27, 2020. The principal amount of the Loan is $913,063, bears interest of 1.0% per annum and has a maturity date of April 21, 2022. See Note G – Debt for a summary of the terms.

On June 5, 2020, the PPP Flexibility Act of 2020 was signed into law. It amended the CARES Act and eased rules on how and when recipients can use loans and still be eligible for forgiveness. The PPP Flexibility Act of 2020 changed many aspects of the PPP, including: (1) extending the covered period for loan forgiveness purposes from eight weeks to the earlier of 24 weeks from the loan origination date or December 31, 2020; (2) lowering the amount required to be spent on payroll costs from 75% to 60% of the loan principal; (3) extending the loan maturity period from two years to five years for PPP Loans made on or after June 5, 2020; and (4) revising the loan payment deferral period until the date when the amount of loan forgiveness is determined and remitted to the lender.

At June 30, 2020, the PPP loan totaled $913,063, is presented on the balance sheet as current debt and excludes any possible forgiveness. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

At June 30, 2020, the Company had approximately $3,101,209 of cash and approximately $664,000 of availability on its credit facility. However, the credit facility requires that the Company maintain an unrestricted cash balance of $2,000,000, limiting the ability of the Company to use its cash reserves to fund its operations. As of June 30, 2020, the outstanding balance on the credit facility was $0.

The Company has used the proceeds of the PPP Loan to support its ongoing operations and currently expects to also draw on its cash reserves and utilize the credit facility to finance its near-term working capital needs. It expects to continue to incur operating losses and negative operating cash flows for one year beyond the date of these financial statements. The Credit Facility provides us with needed liquidity to assist in meeting our obligations or pursuing strategic objectives. Continued operating losses will deplete these cash reserves and could result in a violation of the financial covenants. Consequently, repayment of amounts borrowed under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The occurrence of any of these events could have a material adverse effect on our business and results of operations.

The Company’s Board also continues to consider strategic alternatives to maximize shareholder value, including but not limited to, a sale of the Company, an investment in the Company, a merger or other business combination, a sale of all or substantially all assets or a strategic joint venture. However, these actions are not solely within the control of the Company. At August 14, 2020, no definitive alternatives had been identified.

Accordingly, and in light of the Company’s historic losses, there is substantial doubt about the Company’s ability to continue as a going concern.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”.  Basic net income (loss) per common share is computed using the weighted average shares outstanding. Diluted net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For both the six months ended June 30, 2020 and 2019, there were 3,599,793 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive.

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average common shares outstanding - basic	136,311,335	135,085,519	135,814,956	134,477,460
Dilutive effect of stock options	–	–	–	20,362
Weighted average common shares outstanding - diluted	136,311,335	135,085,519	135,814,956	134,497,822

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

Identify the customer contracts

The Company accounts for a customer contract under ASC 606 when the contract has enforceable rights and obligations. A contract is legally enforceable when all of the following criteria are met: (1) the contract has been approved by the Company and the customer and both parties are committed to perform their respective obligations, (2) the Company can identify each party’s rights regarding goods or services transferred, (3) the Company can identify payment terms for goods or services transferred, (4) the contract has commercial substance, and (5) collectability of all the consideration to which the Company is entitled in exchange for the goods or services transferred is probable.

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

Contract liabilities include deferrals for the monthly support service fees. Long-term contract liabilities represent support service fees that will be recognized as revenue after June 30, 2021.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the six months ended June 30, 2020 and the year ended December 31, 2019, the Company experienced returns of approximately 1% to 3% of materials included in the cost of sales. As of June 30, 2020 and December 31, 2019, the Company recorded warranty liabilities in the amount of $52,528 and $58,791, respectively, using this experience factor range.

Product warranties for the six months ended June 30, 2020 and the year ended December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Beginning balance	$58,791	$46,103
Warranty claims incurred	(10,838)	(66,803)
Provision charged to expense	4,575	79,491
Ending balance	$52,528	$58,791

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. During the three months ended June 30, 2020 and 2019, the Company incurred advertising costs of $1,269 and $25,337, respectively. During the six months ended June 30, 2020 and 2019, the Company incurred advertising costs of $7,162 and $36,142, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for the three months ended June 30, 2020 and 2019 were $291,849 and $425,670, respectively. Research and product development expenditures for the six months ended June 30, 2020 and 2019 were $661,092 and $912,296, respectively.

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

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is based on the historical volatility of the Company’s stock for the related expected term.

Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of stockholders’ equity was $1,815 for both the three months ended June 30, 2020 and 2019. Total stock-based compensation expense in connection with options granted to employees was $3,631 for both the six months ended June 30, 2020 and 2019.

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

NOTE C – REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended June 30, 2020.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$979,720	$72,733	$37,198	$13,720	$1,103,371
Recurring	142,351	20,099	15,861	–	178,311
	$1,122,071	$92,832	$53,059	$13,720	$1,281,682

The following table presents the Company’s product and recurring revenues disaggregated by industry for the six months ended June 30, 2020.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$2,182,060	$322,166	$130,270	$78,137	$2,712,633
Recurring	315,923	40,362	16,188	–	372,473
	$2,497,983	$362,528	$146,458	$78,137	$3,085,106

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended June 30, 2019.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$2,326,641	$452,417	$111,624	$490,210	$3,380,892
Recurring	149,224	21,604	18,315	–	189,143
	$2,475,865	$474,021	$129,939	$490,210	$3,570,035

The following table presents the Company’s product and recurring revenues disaggregated by industry for the six months ended June 30, 2019.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$4,021,290	$708,153	$312,050	$926,068	$5,967,561
Recurring	305,496	41,049	19,131	–	365,676
	$4,326,786	$749,202	$331,181	$926,068	$6,333,237

Sales taxes and other usage-based taxes are excluded from revenues.

Remaining performance obligations

As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $0.84 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months.

Contract assets and liabilities

	June 30, 2020	December 31, 2019
Contract assets	$43,866	$188,120
Contract liabilities	654,754	764,184
Net contract liabilities	$610,888	$576,064

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billings occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Condensed Consolidated Balance Sheet.

Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. The change in the contract liability balance during the six-month period ended June 30, 2020 is the result of cash payments received and billing in advance of satisfying performance obligations.

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

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Accounts receivable	$946,020	$2,338,626
Allowance for doubtful accounts	(72,052)	(55,039)
Accounts receivable, net	$873,968	$2,283,587

NOTE E – INVENTORIES

Components of inventories as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Product purchased for resale	$1,497,724	$1,613,733
Reserve for obsolescence	(332,731)	(240,659)
Inventory, net	$1,164,993	$1,373,074

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Accrued liabilities and expenses	$279,023	$214,925
Accrued payroll and payroll taxes	238,156	227,153
Accrued sales taxes, penalties, and interest	21,309	26,957
Product warranties	52,528	58,791
Total accrued liabilities and expenses	$591,016	$527,826

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

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at June 30, 2020 and 7.75% December 31, 2019. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On November 6, 2019, the eleventh amendment to the Credit Facility was executed to extend the maturity date of the Credit Facility to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant.  The eleventh amendment was effective as of September 30, 2019.

The Heritage Bank Loan Agreement contains covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants. As discussed above, the EBITDA loss covenant was eliminated in the eleventh amendment to the Credit Facility. The sole remaining financial covenants are a minimum asset coverage ratio and a minimum unrestricted cash balance of $2 million, both of which are measured at the end of each month. A violation of either of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature.

The outstanding balance on the Credit Facility was $0 and $624,347 at June 30, 2020 and December 31, 2019, respectively, and the remaining available borrowing capacity was approximately $664,000 and $424,000, respectively. As of June 30, 2020, the Company was in compliance with all financial covenants.

Paycheck Protection Program

On April 21, 2020, the Company entered into an unsecured promissory note, dated as of April 17, 2020 (“the PPP Loan”), with Heritage Bank of Commerce under the PPP administered by the United States SBA and authorized by the Keeping American Workers Employed and Paid Act, which is part of the CARES Act, enacted on March 27, 2020. The principal amount of the PPP Loan is $913,063, bears interest of 1.0% per annum and was disbursed on April 21, 2020.

The PPP Loan has a maturity date of April 21, 2022. No payments of principal or interest are required during the first six months, but interest accrues during this period. The PPP Flexibility Act (discussed below) extended the six-month loan payment deferral period. After the deferral period, monthly payments of principal and interest are required and continue until maturity with respect to any portion of the PPP Loan not forgiven, as discussed below. The PPP Loan may be prepaid, in full or in part, at any time prior to maturity with no prepayment penalties. The note contains events of default and other provisions customary for a loan of this type.

Under the terms of the PPP, the Company can apply for, and be granted, forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent, utility costs and the maintenance of employee and compensation levels. Prior to the enactment of the PPP Flexibility Act, at least 75% of such forgiven amounts must be used for eligible payroll costs. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the eight-week period following the date the proceeds are disbursed, and if it is not eligible to claim any of the safe harbors or exemptions.

On June 5, 2020, the PPP Flexibility Act of 2020 was signed into law. It amended the CARES Act and eased rules on how and when recipients can use loans and still be eligible for forgiveness. The PPP Flexibility Act changed many aspects of the PPP, including: (1) extending the covered period for loan forgiveness purposes from eight weeks to the earlier of 24 weeks from the loan origination date or December 31, 2020; (2) lowering the amount required to be spent on payroll costs from 75% to 60% of the loan principal; (3) extending the loan maturity period from two years to five years for PPP loans made on or after June 5, 2020; and (4) revising the loan payment deferral period until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan payment deferral period expires ten months after the applicable forgiveness period ends. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

The outstanding balance was $913,063 at June 30, 2020.

NOTE H – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has authorized 215 shares as Series A preferred stock and 567 shares as Series B preferred stock. At June 30, 2020 and December 31, 2019, there were 185 shares of Series A and 52 shares of Series B outstanding, respectively.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of June 30, 2020 and December 31, 2019, the Company had 136,311,335 and 135,990,491 common shares issued and outstanding, respectively.

During the six months ended June 30, 2020 and 2019, the Company issued 320,844 and 538,740 shares of common stock, respectively to directors for services performed during the six months ended June 30, 2020 and 2019, respectively. These shares were valued at $18,000 and $72,000, respectively, which approximated the fair value of the shares when they were issued.

During the six months ended June 30, 2020 and 2019, no warrants were exercised and no shares of Series A or B preferred stock were converted to shares of common stock.

NOTE I – COMMITMENTS AND CONTINGENCIES

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

We lease certain property under non-cancelable operating leases, primarily facilities. The impact of the adoption of ASC 842 at January 1, 2019 created a right-of-use asset of $1,042,004, lease liability of $1,095,761 and unwound the $71,877 deferred lease liability.

The components of lease expense for the six months ended June 30, 2020 were as follows:

Operating lease expense:
Operating lease cost – fixed	$116,167
Variable lease cost	72,785
Total operating lease cost	$188,952

Other information related to leases as of June 30, 2020 was as follows:

Operating lease liability – current	$231,796
Operating lease liability – long-term	$680,087
Operating cash outflows from operating leases	$110,000

Weighted-average remaining lease term of operating leases	5.22 years
Weighted-average discount rate of operating leases	8.5%

Future annual minimum operating lease payments as of June 30, 2020 were as follows:

2020 (excluding the six months ended June 30, 2020)	$113,835
2021	242,299
2022	195,176
2023	193,169
2024 and thereafter	384,119
Total minimum lease payments	1,128,598
Less imputed interest	(216,715)
Total	$911,883

Rental expenses charged to operations for the three months ended June 30, 2020 and 2019 were $91,441 and $91,306, respectively. Rental expenses charged to operations for the six months ended June 30, 2020 and 2019 were $188,952 and $180,832, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Sipco, LLC v Telkonet, Inc.

On June 30, 2020, the Company was named as a defendant in a civil action alleging infringement on multiple essential wireless mesh (“EWM”) patents held by the plaintiff. The EWM patent portfolio covers technologies used in multi-hop wireless networks utilizing wireless protocols such as, but not limited, to Zigbee. The portfolio also covers applications including, but not limited to, home and building automation and industrial controls. The suit contends the Company sells various automated networked products designed to manage energy, lighting and temperature and those products employ wireless mesh network communication utilizing Zigbee enabled technology. The Company is currently discussing possible resolutions. No liability has been recorded for this case.

Sales Tax

Unless provided with a resale or tax exemption certificate, the Company assesses and collects sales tax on sales transactions and records the amount as a liability. It is recognized as a liability until remitted to the applicable state. Total revenues do not include sales tax as the Company is considered a pass through conduit for collecting and remitting sales taxes.

The following table sets forth the change in the sales tax accrual as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Balance, beginning of year	$26,957	$43,400
Sales tax collected	31,384	167,233
Provisions (reversals)	25,944	(10,664)
Payments	(62,976)	(173,012)
Balance, end of period	$21,309	$26,957

NOTE J – BUSINESS CONCENTRATION

For the six months ended June 30, 2020, one customer represented approximately 14% of total net revenues. For the six months ended June 30, 2019, three customers represented approximately 38% of total net revenues.

As of June 30, 2020, four customers accounted for approximately 54% of the Company’s net accounts receivable. As of December 31, 2019, two customers represented 36% of the Company’s net accounts receivable.

Purchases from one supplier approximated $838,000, or 85%, of total purchases for the six months ended June 30, 2020 and approximately $1,855,000, or 83%, of total purchases for the six months ended June 30, 2019. The amount due to this supplier, net of deposits paid, was approximately $79,000 and $579,000 as of June 30, 2020 and December 31, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the six months ended June 30, 2020, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2019, filed with the US. Securities and Exchange Commission (the “SEC”) on March 30, 2020.

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

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	June 30, 2020		June 30, 2019		Variance

Product	$1,103,371	86%	$3,380,892	95%	$(2,277,521)	(67%)
Recurring	178,311	14%	189,143	5%	(10,832)	(6%)
Total	$1,281,682	100%	$3,570,035	100%	$(2,288,353)	(64%)

	Six Months Ended
	June 30, 2020		June 30, 2019		Variance

Product	$2,712,633	88%	$5,967,561	94%	$(3,254,928)	(55%)
Recurring	372,473	12%	365,676	6%	6,797	2%
Total	$3,085,106	100%	$6,333,237	100%	$(3,248,131)	(51%)

Product Revenue

Product revenue principally arises from the sale and installation of the EcoSmart energy management platform. The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products, switches, outlets and a control platform.

For the three and six months ended June 30, 2020, product revenues decreased by 67% or $2.28 million and 55% or $3.26 million, respectively, when compared to the prior year. Product revenues derived from value added resellers and distribution partners were $0.83 million and $1.92 million, respectively for the three and six months ended June 30, 2020, a decrease of 68% and 59% compared to the prior year period. Beginning in the third quarter of 2019, the Company began implementing portfolio pricing increases, which under normal circumstances would be expected to positively impact product revenue, but given the COVID-19 pandemic, the impact of these price increases has been offset by reduced demand for our products at this time.

For the three months ended June 30, 2020, all major industry sectors decreased when compared to the prior year. Hospitality revenues decreased $1.35 million to $0.98 million, government revenues decreased $0.48 million to $0.01 million, education revenues decreased $0.38 million to $0.07 million and MDU revenues decreased $0.07 million to $0.04 million. For the three months ended June 30, 2020, international revenues decreased $0.25 million to $0.09 million when compared to the prior year period. The decrease in international revenues was primarily driven by non-repeatable revenues from two customers in 2019 and limited international revenues in 2020.

For the six months ended June 30, 2020, all major industry sectors decreased when compared to the prior year. Hospitality revenues decreased $1.84 million to $2.18 million, government revenues decreased $0.85 million to $0.08 million, education revenues decreased $0.39 million to $0.32 million and MDU revenues decreased $0.18 million to $0.13 million. For the six months ended June 30, 2020, international revenues decreased $0.74 million to $0.15 million when compared to the prior year period. The decrease in international revenues was primarily driven by non-repeatable revenues from three customers in 2019 and limited international revenues in 2020.

Backlogs were approximately $2.9 million and $4.0 million at June 30, 2020 and 2019, respectively.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the three and six months ended June 30, 2020, recurring revenue decreased by 6% and increased by 2%, respectively, when compared to the prior year period. Variances are related to changes in unit sales of call center support services.

Cost of Sales

The table below outlines product versus recurring cost of sales, along with respective amounts of those costs as a percentage of revenue for the comparable periods:

	Three Months Ended
	June 30, 2020		June 30, 2019		Variance

Product	$835,871	76%	$2,077,066	61%	$(1,241,195)	(60%)
Recurring	25,797	15%	77,072	41%	(51,275)	(67%)
Total	$861,668	67%	$2,154,138	60%	$(1,292,470)	(60%)

	Six Months Ended
	June 30, 2020		June 30, 2019		Variance

Product	$1,802,474	66%	$3,767,664	63%	$(1,965,190)	(52%)
Recurring	48,569	13%	163,114	45%	(114,545)	(70%)
Total	$1,851,043	60%	$3,930,778	62%	$(2,079,735)	(53%)

Costs of Product Sales

Costs of product revenue include equipment and installation labor related to EcoSmart technology. For the three and six months ended June 30, 2020, product costs decreased by 60% and 52%, respectively, compared to the prior year period based upon lower revenues.

For the three month comparison, the variance was primarily attributable to decreases in material costs of $0.85 million, logistical expenses of $0.06 million, inclusive of import tariffs, use of installation subcontractors of $0.26 million and salary expense of $0.03 million. Material costs as a percentage of product revenues was 41%, a decrease of 9%, compared to the prior year period.

For the six month comparison, the variance was primarily attributable to decreases in material costs of $1.2 million, logistical expenses of $0.28 million, inclusive of import tariffs, use of installation subcontractors of $0.29 million and inventory adjustments of $0.09 million. Material costs as a percentage of product revenues was 42%, a decrease of 1%, compared to the prior year period.

Costs of Recurring Revenue

Recurring costs are comprised primarily of call center support labor. For the three and six months ended June 30, 2020, recurring costs decreased by 67% and 70%, respectively, when compared to the prior year period. The variance was primarily due to decreases in call center staffing as the Company migrated to a combination of internal and external solutions.

Gross Profit

The table below outlines product versus recurring gross profit, along with respective actual gross profit percentages for the comparable periods:

	Three Months Ended
	June 30, 2020		June 30, 2019		Variance

Product	$267,500	24%	$1,303,826	39%	$(1,036,326)	(80%)
Recurring	152,514	85%	112,071	59%	40,443	36%
Total	$420,014	33%	$1,415,897	40%	$(995,883)	(70%)

	Six Months Ended
	June 30, 2020		June 30, 2019		Variance

Product	$910,158	34%	$2,199,897	37%	$(1,289,739)	(59%)
Recurring	323,905	87%	202,562	55%	121,343	60%
Total	$1,234,063	40%	$2,402,459	38%	$(1,168,396)	(49%)

Gross Profit on Product Revenue

Gross profit on product revenue for the three and six months ended June 30, 2020 decreased 80% and 59%, respectively, when compared to the prior year period.

For the three months ended June 30, 2020, the actual gross profit percentage decreased 15% to 24%. The decrease was primarily attributable to a decline in revenues of $2.28 million partially offset by decreases in material costs of $0.85 million, logistical expenses of $0.06 million, inclusive of import tariffs, use of installation subcontractors of $0.26 million and salary expense of $0.03 million. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 12% on the actual gross profit percentage for the three months ended June 30, 2020, compared to approximately 9% for the prior year period. The year-over-year increase was a result of the value and timing of product received.

For the six months ended June 30, 2020, the actual gross profit percentage decreased 3% to 34%. The decrease was primarily attributable to a decline in revenues of $3.26 million partially offset by decreases in material costs of $1.2 million, logistical expenses of $0.28 million, inclusive of import tariffs, use of installation subcontractors of $0.29 million and inventory adjustments of $0.09 million. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 7% on the actual gross profit percentage for the six months ended June 30, 2020, compared to approximately 9% for the prior year period.

Gross Profit on Recurring Revenue

Gross profit on recurring revenue for the three and six months ended June 30, 2020 increased 36% and 60%, respectively, when compared to the prior year period. The increase was a combination of increased unit sales of call center support services and decreased call center staffing.

Operating Expenses

The tables below outline operating expenses for the comparable periods, along with percentage change:

	Three Months Ended June 30,
	2020	2019	Variance

Total	$1,363,313	$1,919,432	$(556,119)	(29%)

	Six Months Ended June 30,
	2020	2019	Variance

Total	$2,817,961	$3,746,038	$(928,077)	(25%)

The Company’s operating expenses are comprised of research and development, selling, general and administrative expenses and depreciation and amortization expense. During the three and six months ended June 30, 2020, operating expenses decreased by 29% and 25%, respectively, when compared to the prior year period as outlined below.

Research and Development

	Three Months Ended June 30,
	2020	2019	Variance

Total	$291,849	$425,670	$(133,821)	(31%)

	Six Months Ended June 30,
	2020	2019	Variance

Total	$661,092	$912,296	$(251,204)	(28%)

Research and development costs are related to both present and future product development and integration and are expensed in the period incurred. During the three and six months ended June 30, 2020, research and development costs decreased 31% and 28%, respectively, when compared to the prior year period. For the three and six month comparison, the variance is primarily attributable to decreases in expenses incurred with third-party consultants and salary expense.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2020	2019	Variance

Total	$1,056,721	$1,476,719	$(419,998)	(28%)

	Six Months Ended June 30,
	2020	2019	Variance

Total	$2,127,331	$2,799,767	$(672,436)	(24%)

During the three and six months ended June 30, 2020, selling, general and administrative expenses decreased over the prior year period by 28% and 24%, respectively. For the three month comparison, the variance is primarily attributable to decreases in trade shows of $0.14 million, salary expense of $0.13 million, legal fees of $0.03 million, advertising of $0.02 million and sales commissions of $0.05 million, partially offset by a $0.03 million increase in temporary staffing.

For the six month comparison, the variance is primarily attributable to decreases in trade shows of $0.20 million, audit fees of $0.06 million, legal fees of $0.40 million, salary and recruitment of $0.24 million and sales commissions of $0.10 million, partially offset by a $0.08 million increase in temporary staffing.

Non-GAAP Financial Measures

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and stock-based compensation can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), operating income (loss), or any other measure for determining operating performance or liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the three and six months ended June 30, 2020 and 2019, the Company excluded items in the following general categories described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous year.

RECONCILIATION OF NET LOSS

TO ADJUSTED EBITDA

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net loss	$(950,097)	$(518,575)	$(1,602,598)	$(1,364,179)
Interest expense, net	6,904	15,040	15,584	20,600
Income tax provision (benefit)	(106)	–	3,116	–
Depreciation and amortization	14,743	17,043	29,538	33,975
EBITDA	(928,556)	(486,492)	(1,554,360)	(1,309,604)
Adjustments:
Stock-based compensation	1,815	1,815	3,631	3,631
Adjusted EBITDA	$(926,741)	$(484,677)	$(1,550,729)	$(1,305,973)

Liquidity and Capital Resources

For the six-month period ended June 30, 2020, the Company reported a net loss of $1,602,598 and had cash used in operating activities of $488,107 and ended the period with an accumulated deficit of $126,708,137 and total current assets in excess of current liabilities of $2,619,199. At June 30, 2020, the Company had $3,101,209 of cash and approximately $664,000 of availability on its credit facility. The credit facility is a $2,000,000 line of credit, which is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. As of June 30, 2020, we had a total borrowing base of approximately $714,000, an outstanding balance of $0, and a cash management services reserve of $50,000, resulting in the approximate availability of $664,000 on the credit facility.

Since inception through June 30, 2020, we have incurred cumulative losses of $126,708,137 and have never generated enough cash through operations to support our business. Since 2012, the Company has made significant investments in the engineering, development and marketing of an intelligent automation platform, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, credit facility capacity, the sale of a wholly-owned subsidiary and management of working capital levels. The report from our previous independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 stated there is substantial doubt about our ability to continue as a going concern.

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

The Company’s operations and financial results have also been impacted by the COVID-19 pandemic. Both the health and economic aspects of the COVID-19 pandemic are highly fluid and the future course of each is uncertain. We cannot predict whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our results of operations, financial condition and cash flows may continue to be materially and adversely impacted as a result of the deteriorating market outlook, the global economic recession, weakened liquidity or other factors that we cannot foresee.

The Company’s sales and gross profits have decreased significantly resulting from a contraction in commercial demand for our products, a lower revenue conversion rate in our existing pipeline and significant one-off transactions from customers in 2019 that have not been, and are not expected to be, repeated in 2020. Due to travel restrictions, social distancing and shelter at home edicts, the hospitality industry, our largest market that generally contributes more than 50% of our revenue, has suffered as much as any. According to a new study prepared for the U.S. Travel Association by Tourism Economics, domestic travel spending will likely drop 45% by the end of 2020.2 According to data from STR, during the second quarter, an estimated 5,100 hotels closed temporarily in the U.S.2

At this time, the length or severity of this pandemic is unknown. Depending on the length and severity, the demand for our products, our customers’ ability to meet payment obligations to the Company, our supply chain and production capabilities, and our workforces’ ability to deliver our products and services could be impacted. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. While we expect this disruption to continue to have a material adverse impact on our results of operations, financial condition and cash flows, the Company is unable to reasonably determine the impact at this time.

In response to the COVID-19 pandemic and its effects (and potential further effects) on the Company’s operations and financial results, the Company has taken, and is continuing to take, a number of actions to preserve cash. These actions include suspending the use of engineering consultants, and cancelling all non-essential travel and the Company’s attendance at tradeshows (implemented prior to applicable government stay-at-home orders being put in place). In early April of 2020, management made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020. With the receipt of the PPP Loan (discussed below), the Company was able to bring back the furloughed employees, restore payroll to prior levels and delay suspension of the 401(k) match. However, the pandemic continues to impact the Company’s operations and financial results, and consequently, in late June of 2020 management once again made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020.

The actions taken in response to the COVID-19 pandemic are in addition to the cost elimination and liquidity management actions that the Company began implementing in the second half of 2019, including reviewing opportunities to decrease spend with third party consultants and providers, strategically reviewing whether or not to fill employee positions in the event of vacancies, and implementing sales campaigns to sell slow-moving inventory and reduce existing inventory volumes. There is no guarantee, however, that these actions, nor any other actions identified, will yield profitable operations in the foreseeable future.

In addition to the actions noted above, on April 21, 2020, the Company entered into an unsecured promissory note, dated as of April 17, 2020 (“the PPP Loan”), with Heritage Bank of Commerce for a $913,063 loan under the PPP SBA 7(a) loan. The PPP SBA 7(a) loan program is being administered by the United States SBA and was authorized by the Keeping American Workers Employed and Paid Act, which is part of the CARES Act that was signed into law on March 27, 2020. The principal amount of the Loan is $913,063, bears interest of 1.0% per annum and has a maturity date of April 21, 2022. See Note G – Debt for a summary of the terms.

On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 was signed into law. It amended the CARES Act and eased rules on how and when recipients can use loans and still be eligible for forgiveness. The PPP Flexibility Act of 2020 changed many aspects of the PPP, including: (1) extending the covered period for loan forgiveness purposes from eight weeks to the earlier of 24 weeks from the loan origination date or December 31, 2020; (2) lowering the amount required to be spent on payroll costs from 75% to 60% of the loan principal; (3) extending the loan maturity period from two to five years for PPP Loans made on or after June 5, 2020; and (4) revising the loan payment deferral period until the date when the amount of loan forgiveness is determined and remitted to the lender. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

_________________

2 Fox, Jena Tesse. “COVID-19 Recovery: After disastrous spring, industry looks for bright spots.” Hotel Management June/July 2020: 8.

At June 30, 2020, the PPP loan totaled $913,063 and is presented on the balance sheet as current debt and excludes any possible forgiveness. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

At June 30, 2020, the Company had approximately $3,101,209 of cash and approximately $664,000 of availability on its credit facility. However, the credit facility requires that the Company maintain an unrestricted cash balance of $2,000,000, limiting the ability of the Company to use its cash reserves to fund its operations. As of June 30, 2020, the outstanding balance on the credit facility was $0.

The Company has used the proceeds of the PPP Loan to support its ongoing operations and currently expects to also draw on its cash reserves and utilize the credit facility to finance its near-term working capital needs. It expects to continue to incur operating losses and negative operating cash flows for one year beyond the date of these financial statements. The Credit Facility provides us with needed liquidity to assist in meeting our obligations or pursuing strategic objectives. Continued operating losses will deplete these cash reserves and could result in a violation of the financial covenants. Consequently, repayment of amounts borrowed under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The occurrence of any of these events could have a material adverse effect on our business and results of operations.

The Company’s Board also continues to consider strategic alternatives to maximize shareholder value, including but not limited to, a sale of the Company, an investment in the Company, a merger or other business combination, a sale of all or substantially all assets or a strategic joint venture. However, these actions are not solely within the control of the Company. At August 14, 2020, no definitive alternatives had been identified.

Accordingly, and in light of the Company’s historic losses, there is substantial doubt about the Company’s ability to continue as a going concern.

Working Capital

Working capital (current assets in excess of current liabilities) decreased by $1,568,250 during the six months ended June 30, 2020 from $4,187,449 at December 31, 2019 to $2,619,199 at June 30, 2020. The decrease in accounts receivable and inventory were primarily a result of the decline in revenues, and the decrease in accounts payable was primarily a result of the decline in revenues and cost containment actions.

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

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at June 30, 2020 and 7.75% December 31, 2019. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On November 6, 2019, the eleventh amendment to the Credit Facility was executed to extend the maturity date of the Credit Facility to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant.  The eleventh amendment was effective as of September 30, 2019.

The Heritage Bank Loan Agreement contains covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants. As discussed above, the EBITDA loss covenant was eliminated in the eleventh amendment to the Credit Facility. The sole remaining financial covenants are a minimum asset coverage ratio and a minimum unrestricted cash balance of $2 million, both of which are measured at the end of each month. A violation of either of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature.

The outstanding balance on the Credit Facility was $0 and $624,347 at June 30, 2020 and December 31, 2019, respectively, and the remaining available borrowing capacity was approximately $664,000 and $424,000, respectively. As of June 30, 2020, the Company was in compliance with all financial covenants.

Paycheck Protection Program

On April 21, 2020, the Company entered into an unsecured promissory note, dated as of April 17, 2020 (“the PPP Loan”), with Heritage Bank of Commerce under the Paycheck Protection Program (the “PPP”) administered by the United States Small Business Administration (“SBA”) and authorized by the Keeping American Workers Employed and Paid Act, which is part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, enacted on March 27, 2020. The principal amount of the PPP Loan is $913,063, bears interest of 1.0% per annum and was disbursed on April 21, 2020.

The PPP Loan has a maturity date of April 21, 2022. No payments of principal or interest are required during the first six months, but interest accrues during this period. The PPP Flexibility Act (discussed below) extended the six-month loan payment deferral period. After the deferral period, monthly payments of principal and interest are required and continue until maturity with respect to any portion of the PPP Loan not forgiven, as discussed below. The PPP Loan may be prepaid, in full or in part, at any time prior to maturity with no prepayment penalties. The note contains events of default and other provisions customary for a loan of this type.

Under the terms of the PPP, the Company can apply for, and be granted, forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent, utility costs and the maintenance of employee and compensation levels. Prior to the enactment of the PPP Flexibility Act, at least 75% of such forgiven amounts must be used for eligible payroll costs. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the eight-week period following the date the proceeds are disbursed, and if it is not eligible to claim any of the safe harbors or exemptions.

On June 5, 2020, the PPP Flexibility Act of 2020 was signed into law. It amended the CARES Act and eased rules on how and when recipients can use loans and still be eligible for forgiveness. The PPP Flexibility Act changed many aspects of the PPP, including: (1) extending the covered period for loan forgiveness purposes from eight weeks to the earlier of 24 weeks from the loan origination date or December 31, 2020; (2) lowering the amount required to be spent on payroll costs from 75% to 60% of the loan principal; (3) extending the loan maturity period from two years to five years for PPP loans made on or after June 5, 2020; and (4) revising the loan payment deferral period until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan payment deferral period expires ten months after the applicable forgiveness period ends. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

The outstanding balance was $913,063 at June 30, 2020.

Cash Flow Analysis

Cash used in operations was $488,107 and $2,035,842, during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, our primary capital needs included costs incurred to increase energy management sales, inventory procurement and managing current liabilities. The working capital changes during the six months ended June 30, 2020 were primarily a result of an approximate $1,410,000 decrease in accounts receivable, a $300,000 decrease in inventories, a $144,000 decrease in contract assets, partially offset by a $535,000 decrease in accounts payable, a $109,000 decrease in contract liabilities, a $134,000 increase in prepaid expenses and other current assets, and a $92,000 increase in the reserve for inventory obsolescence. The working capital changes during the six months ended June 30, 2019 were primarily related to an approximate $1,374,000 increase in accounts receivable, $269,000 decrease in contract liabilities, $200,000 increase in contract assets, partially offset by a $647,000 increase in accounts payable, a $239,000 increase in accrued liabilities, and a $136,000 decrease in prepaid and other current assets. Accounts receivable balances fluctuate based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable balances fluctuate with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

There was no cash used in investing activities during the six months ended June 30, 2020. Cash used in investing activities was $5,318 to purchase computer equipment during the six months ended June 30, 2019.

Cash provided by financing activities was $288,716 during the six months ended June 30, 2020. Cash provided by financing activities was $742,651 during the six months ended June 30, 2019. Proceeds from the PPP loan were $913,063, proceeds borrowed from the line of credit were $4,105,000 and cash used for payments on the line of credit were $4,729,347 during the six months ended June 30, 2020. Proceeds borrowed from the line of credit were $5,604,000 and cash used for payments on the line of credit were $4,861,349 during the six months ended June 30, 2019.

We are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Management expects that global economic conditions, in particular the impacts and uncertainties of the COVID-19 outbreak and the decreasing price of energy, along with competition will continue to present a challenging operating environment through 2020; therefore working capital management will continue to be a high priority for 2020. The Company’s estimated cash requirements for operations over the next 12 months are anticipated to benefit from the cost elimination and liquidity management actions that the Company has initiated. Efforts to contain COVID-19 have not succeeded in many regions resulting in the continued uncertainty of its duration and the timing of recovery. As a result, we are unable to predict at this time the extent to which the COVID-19 pandemic may impact our financial results, including liquidity.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer each evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 and 15d-15 were not effective as of June 30, 2020 as a result of the material weaknesses discussed below.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements as of and for the years ended December 31, 2019 and 2018 included in the Annual Report on Form 10-K and as of June 30, 2020 and 2019 included in this Form 10-Q were fairly stated in accordance with U.S. GAAP. Notwithstanding the identified material weaknesses, our management has concluded that the audited financial statements included in the Annual Report on Form 10K for the year ended December 31, 2019 and the unaudited condensed consolidated financial statements included in this quarterly filing fairly represent, in all material respects, our financial position, results of operations, cash flows, and changes in stockholders’ equity as of and for the periods presented in accordance with U.S. GAAP.

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

Attestation Report of the Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls

Other than the material weaknesses discussed above, during the quarter ended June 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 6. Exhibits.

Exhibit Number	Description Of Document
10.1	Paycheck Protection Program Promissory Note, dated April 17, 2020, between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 001-31972) filed April 27, 2020)
10.2	Amendment to the Telkonet, Inc. 2010 Stock Option and Incentive Plan (incorporated by reference to our Form 10-Q (File No. 001-31972) filed May 15, 2020)
10.3	Telkonet, Inc. 2020 Stock Option and Incentive Plan (incorporated by reference to our Form 8-K (File No. 001-31972) filed June 2, 2020)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: August 14, 2020	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: August 14, 2020	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

