Form 10-Q
period 2020-09-30
TELKONET INC
filed 2020-11-16
CIK 1094084

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 31, 2020 is 136,311,335.

TELKONET, INC.

FORM 10Q

September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,858,879	$3,300,600
Accounts receivable, net	1,582,921	2,283,587
Inventories, net	1,468,228	1,373,074
Contract assets	45,879	188,120
Prepaid expenses	247,736	251,619
Income taxes receivable	85,377	85,070
Total current assets	6,289,020	7,482,070

Property and equipment, net	142,329	186,525

Other assets:
Deposits	7,000	17,130
Operating lease right of use assets	777,052	892,170
Deferred tax asset	28,021	28,021
Total other assets	812,073	937,321

Total Assets	$7,243,422	$8,605,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,194,500	$1,265,560
Accrued liabilities	803,176	527,826
Line of credit	65,317	624,347
Contract liabilities – current	620,847	653,053
Operating lease liabilities – current	237,048	223,835
Note Payable – current	913,063	–
Total current liabilities	3,833,951	3,294,621

Long-term liabilities:
Contract liabilities – long-term	86,907	111,131
Accrued royalties – long-term	500,000	–
Operating lease liabilities – long-term	636,622	758,315
Total long-term liabilities	1,223,529	869,446
Total liabilities	$5,057,480	$4,164,067

Commitments and contingencies
Stockholders’ Equity
Preferred stock Series A, par value $.001 per share; 215 shares authorized, 185 shares outstanding at September 30, 2020 and December 31, 2019, preference in liquidation of $1,729,763 and $1,674,195 as of September 30, 2020 and December 31, 2019, respectively.	1,340,566	1,340,566
Preferred stock Series B, par value $.001 per share; 567 shares authorized, 52 shares outstanding at September 30, 2020 and December 31, 2019, preference in liquidation of 471,533 and $455,904 as of September 30, 2020 and December 31, 2019, respectively.	362,059	362,059
Common stock, par value $.001 per share; 190,000,000 shares authorized; 136,311,335 and 135,990,491 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	136,311	135,990
Additional paid-in-capital	127,731,898	127,708,773
Accumulated deficit	(127,384,892)	(125,105,539)
Total stockholders’ equity	2,185,942	4,441,849

Total Liabilities and Stockholders’ Equity	$7,243,422	$8,605,916

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues, net:
Product	$2,050,170	$1,995,788	$4,762,802	$7,963,349
Recurring	189,801	202,855	562,274	568,531
Total Net Revenue	2,239,971	2,198,643	5,325,076	8,531,880

Cost of Sales:
Product	1,131,205	1,259,151	2,933,679	5,026,815
Recurring	16,468	74,437	65,037	237,551
Total Cost of Sales	1,147,673	1,333,588	2,998,716	5,264,366

Gross Profit	1,092,298	865,055	2,326,360	3,267,514

Operating Expenses:
Research and development	231,088	448,690	892,179	1,360,986
Selling, general and administrative	1,518,915	1,137,084	3,646,246	3,936,851
Depreciation and amortization	14,658	16,775	44,196	50,750
Total Operating Expenses	1,764,661	1,602,549	4,582,621	5,348,587

Operating Loss	(672,363)	(737,494)	(2,256,261)	(2,081,073)

Other Expenses:
Gain on fixed assets	–	150	–	150
Interest expense, net	(4,392)	(16,525)	(19,976)	(37,125)
Total Other Expense	(4,392)	(16,375)	(19,976)	(36,975)

Loss before Provision for Income Taxes	(676,755)	(753,869)	(2,276,237)	(2,118,048)

Income Tax Provision	–	–	3,116	–
Net Loss Attributable to Common Stockholders	$(676,755)	$(753,869)	$(2,279,353)	$(2,118,048)

Net Loss per Common Share:
Basic – net loss attributable to common stockholders	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Diluted – net loss attributable to common stockholders	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding – basic	136,311,335	135,331,951	136,061,140	134,937,277
Weighted Average Common Shares Outstanding – diluted	136,311,335	135,331,951	136,061,140	134,937,277

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

JANUARY 1, 2019 THROUGH SEPTEMBER 30, 2019

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	185	$1,340,566	52	$362,059	134,793,211	$134,792	$127,570,709	$(123,171,406)	$6,236,720

Shares issued to directors	–	–	–	–	292,308	294	35,708	–	36,002

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(845,604)	(845,604)

Balance at March 31, 2019	185	$1,340,566	52	$362,059	135,085,519	$135,086	$127,608,232	$(124,017,010)	$5,428,933

Shares issued to directors	–	–	–	–	246,432	245	35,753	–	35,998

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,816	–	1,816

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(518,575)	(518,575)

Balance at June 30, 2019	185	$1,340,566	52	$362,059	135,331,951	$135,331	$127,645,801	$(124,535,585)	$4,948,172

Shares issued to directors		–	–	–	301,399	301	32,699	–	33,000
Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(753,869)	(753,869)

Balance at September 30, 2019	185	$1,340,566	52	$362,059	135,633,350	$135,632	$127,680,315	$(125,289,454)	$4,229,118

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

JANUARY 1, 2020 THROUGH SEPTEMBER 30, 2020

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	185	$1,340,566	52	$362,059	135,990,491	$135,990	$127,708,773	$(125,105,539)	$4,441,849

Shares issued to directors	–	–	–	–	320,844	321	17,679	–	18,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(652,501)	(652,501)

Balance at March 31, 2020	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,728,267	$(125,758,040)	$3,809,163

Shares issued to directors	–	–	–	–	–	–	–	–	–

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,816	–	1,816

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(950,097)	(950,097)

Balance at June 30, 2020	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,730,083	$(126,708,137)	$2,860,882

Shares issued to directors	–	–	–	–	–	–	–	–	–

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(676,755)	(676,755)

Balance at September 30, 2020	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,731,898	$(127,384,892)	$2,185,942

 See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(2,279,353)	$(2,118,048)

Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense related to employee stock options	5,446	5,446
Stock issued to directors as compensation	18,000	105,000
Depreciation and amortization	44,196	50,750
Noncash operating lease expense	173,556	178,426

Changes in operating assets and liabilities:
Accounts receivable, net	700,666	(998,707)
Inventories, net	(95,154)	423,339
Prepaid expenses	3,883	204,343
Deposits	10,130	–
Accounts payable	(71,060)	596,554
Accrued royalties – long-term	500,000	–
Accrued liabilities and expenses	275,350	(33,874)
Contract liabilities	(56,430)	(111,648)
Contract assets	142,241	(108,554)
Operating lease liabilities	(166,918)	(164,794)
Income taxes receivable	(307)	(5,641)
Net Cash Used In Operating Activities	(795,754)	(1,977,408)

Cash Flows From Investing Activities:
Purchase of property and equipment	–	(5,318)
Net Cash Used In Investing Activities	–	(5,318)

Cash Flows From Financing Activities:
Proceeds from note payable	913,063	–
Proceeds from line of credit	5,425,000	9,079,000
Payments on line of credit	(5,984,030)	(8,291,051)
Net Cash Provided By Financing Activities	354,033	787,949

Net decrease in cash and cash equivalents	(441,721)	(1,194,777)
Cash, cash equivalents at the beginning of the period	3,300,600	4,678,891
Cash and cash equivalents at the end of the period	$2,858,879	$3,484,114

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$28,137	$60,580

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2019 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

Since inception through September 30, 2020, we have incurred cumulative losses of $127,384,892 and have never generated enough cash through operations to support our business. For the nine-month period ended September 30, 2020, we had a cash flow deficit from operations of $795,754. The Company has made significant investments in the engineering, development and marketing of an intelligent automation platform, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to, and continues to contribute to, the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, Credit Facility capacity, the sale of a wholly-owned subsidiary, and management of working capital levels. The report from our previous independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 stated there is substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company’s operations and financial results have also been impacted by the COVID-19 pandemic. Both the health and economic aspects of the COVID-19 pandemic are highly fluid and the future course of each is uncertain. We cannot predict whether the outbreak of COVID-19 will be effectively contained on a sustained basis. Depending on the length and severity of the COVID-19 pandemic, the demand for our products, our customers’ ability to meet payment obligations to the Company, our supply chain and production capabilities, and our workforces’ ability to deliver our products and services could be impacted. Management is actively monitoring the impact of the global situation on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. While we expect this disruption to continue to have a material adverse impact on our results of operations, financial condition cash flows, and liquidity, the Company is unable to reasonably determine the full extent of the impact at this time.

The Company’s sales and gross profits have decreased significantly resulting from a contraction in commercial demand for our products, a lower revenue conversion rate in our existing pipeline and significant one-off transactions from customers in 2019 that have not been, and are not expected to be, repeated in 2020. Due to travel restrictions, social distancing and shelter at home edicts, the hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any. According to data from STR and Tourism Economics, full recovery in U.S. hotel demand and room revenue remains unlikely until 2023 and 2024, respectively.1 For the remainder of 2020, Ernst & Young estimates that international travel is likely to contract anywhere between 58% to 78% for the year.2

In addition, the Company is currently in discussions related to the settlement of a patent infringement lawsuit (the Sipco Lawsuit). See the “Litigation” section in Note I – Commitments and Contingencies for a discussion of the Sipco Lawsuit. Based on these discussions, the Company determined the likelihood of a settlement to be probable, and as a result, as of September 30, 2020, the Company recorded, as its best estimate, a current liability of $100,000 included in Accrued liabilities and a non-current liability of $500,000 included in Accrued royalties – long-term of the Condensed Consolidated Balance Sheet for settlement-related costs. The corresponding expense is recorded in the Selling, general and administrative line of the Condensed Consolidated Statements of Operations. The payment of such estimated settlement-related royalty fees is expected to have a material and adverse impact on the Company’s results of operations and liquidity. There is, however, no assurance that the Sipco Lawsuit will be settled, and if settled, the amount of any costs.

The Company has taken, and is continuing to take, a number of actions to preserve cash. These actions include suspending the use of engineering consultants and cancelling all non-essential travel and the Company’s attendance at tradeshows (implemented prior to applicable government stay-at-home orders being put in place). In early April of 2020, management made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020. With the receipt of the PPP Loan (discussed below), the Company was able to bring back the furloughed employees, restore payroll to prior levels and delay suspension of the 401(k) match. However, the pandemic continued to impact the Company’s operations and financial results, and consequently, in late June of 2020 management once again made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020. The furloughs and pay cuts continued through September 2020, at which time management determined it was necessary to discontinue the furloughs and pay cuts in order to retain necessary personnel for the Company’s ongoing operations.

__________

1 Fox, Jena Tesse. “Hotel Data Conference: Sluggish recovery for U.S. hotels.” Hotel Management September 2020: 10.

2 Fox, Jena Tesse. “WTTC, EY take in-depth look at the path to tourism recovery.” Hotel Management August 2020: 9.

The more recent actions described above are in addition to the cost elimination and liquidity management actions that the Company began implementing in the second half of 2019, including reviewing opportunities to decrease spend with third party consultants and providers, strategically reviewing whether or not to fill employee positions in the event of vacancies, and implementing sales campaigns to sell slow-moving inventory and reduce existing inventory volumes. There is no guarantee, however, that these actions, nor any other actions identified, will yield profitable operations in the foreseeable future.

In addition to the actions noted above, on April 21, 2020, the Company entered into an unsecured promissory note, dated April 17, 2020 (“the PPP Loan”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”) for a $913,063 loan under the Paycheck Protection Program (“PPP”). See Note G – Debt for a summary of the terms of the PPP and the PPP Loan, including eligibility for forgiveness.

The Company also has a $2 million revolving credit facility with Heritage Bank (the “Credit Facility”), which is secured by all of the Company’s assets. The Company is currently in compliance with the financial covenants in the loan agreement for the Credit Facility. However, based on the Company’s current level of operations and forecasted cash flow analysis for the twelve-month period subsequent to the date of this filing, without further cost cutting measures, working capital management, and/or enhanced revenues, the Company believes it is reasonably likely that it will breach the covenant to maintain a minimum unrestricted cash balance of $2 million at some time during 2021.  Violation of any covenant under the Credit Facility provides Heritage Bank with the option to accelerate repayment of amounts borrowed, terminate its commitment to extend further credit, and foreclose on the Company’s assets. A default under the Credit Facility would also result in a cross-default under the Company’s PPP Loan with Heritage Bank, in which case Heritage Bank could require immediate repayment of all amounts due under the PPP Loan.  As of September 30, 2020, the outstanding balance on the Credit Facility was $65,317 and the PPP Loan had a balance of $913,063.

The Company plans to discuss the possibility of a waiver or a change to the financial covenant with Heritage Bank in the near term. Any covenant waiver or amendment could lead to increased costs, increased interest rates, additional restrictive covenants, and other lender protections. There is no assurance, however, that the Company will be able to obtain a covenant waiver or amendment, in which case Heritage Bank could immediately declare all amounts due under both the Credit Facility and the PPP Loan, terminate the Credit Facility, and foreclose on the Company’s assets. Currently, the Company has sufficient cash balances to pay the amounts due under the Credit Facility and the PPP Loan, and the Company plans to submit an application for forgiveness of the PPP Loan. However, depending on the timing of a default and the Company’s ongoing use of cash reserves and the Credit Facility to finance its near-term working capital needs, there is no assurance that at the time of a default that the Company would have sufficient cash balances to pay the amounts due at such time. There is also no assurance that the Company will obtain forgiveness of the PPP Loan in whole or in part. The Company may also seek additional financing from alternative sources, but there is no assurance that such financing will be available at commercially reasonable terms, if at all.

The Company currently expects to draw on its cash reserves and utilize the Credit Facility to finance its near-term working capital needs. It expects to continue to incur operating losses and negative operating cash flows for at least one year beyond the date of these financial statements. The Credit Facility provides the Company with needed liquidity to assist in meeting its obligations. However, as discussed above, without further cost cutting measures, working capital management, and/or enhanced revenues, the Company believes it is reasonably likely that it will breach a financial covenant under the Credit Facility at some time during 2021, in which case, without a waiver or amendment, the Credit Facility could be terminated, and without additional financing, the Company may be unable to meet its obligations or fund its operations within the next twelve months. The Company’s Board also continues to consider strategic alternatives to maximize shareholder value, including but not limited to, a sale of the Company, an investment in the Company, a merger or other business combination, a sale of all or substantially all assets or a strategic joint venture. However, these actions are not solely within the control of the Company.

If cash resources become insufficient to meet the Company’s ongoing obligations, the Company may be required to scale back or discontinue portions of its operations or discontinue operations entirely, pursue a sale of the Company or its assets at a price that may result in a significant or complete loss on investment for its shareholders, file for bankruptcy or seek other protection from creditors, or liquidate all its assets. In addition, if the Company defaults under the Credit Facility and is unable to pay the outstanding balance, Heritage Bank could foreclose on the Company’s assets. The Company’s shareholders may lose some or all of their investment as a result of any of these outcomes. Accordingly, and in light of the Company’s historic losses, there is substantial doubt about the Company’s ability to continue as a going concern.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”.  Basic net income (loss) per common share is computed using the weighted average shares outstanding. Diluted net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For both the nine months ended September 30, 2020 and 2019, there were 3,599,793 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive.

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average common shares outstanding – basic	136,311,335	135,331,951	136,061,140	134,937,277
Dilutive effect of stock options	–	–	–	–
Weighted average common shares outstanding – diluted	136,311,335	135,331,951	136,061,140	134,937,277

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

A contract does not exist if either party to the contract has the unilateral right to terminate a wholly unperformed contract without compensating the other party (or parties). Nearly all of the Company’s contracts do not contain such mutual termination rights for convenience. All contracts are in written form.

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

Contract liabilities include deferrals for the monthly support service fees. Long-term contract liabilities represent support service fees that will be recognized as revenue after September 30, 2021.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company experienced returns of approximately 1% to 3% of materials included in the cost of sales. As of September 30, 2020 and December 31, 2019, the Company recorded warranty liabilities in the amount of $48,222 and $58,791, respectively, using this experience factor range.

Product warranties for the nine months ended September 30, 2020 and the year ended December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Beginning balance	$58,791	$46,103
Warranty claims incurred	(14,580)	(66,803)
Provision charged to expense	4,011	79,491
Ending balance	$48,222	$58,791

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. During the three months ended September 30, 2020 and 2019, the Company incurred advertising costs of $1,153 and $11,257, respectively. During the nine months ended September 30, 2020 and 2019, the Company incurred advertising costs of $8,315 and $47,399, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for the three months ended September 30, 2020 and 2019 were $231,088 and $448,690, respectively. Research and product development expenditures for the nine months ended September 30, 2020 and 2019 were $892,179 and $1,360,986, respectively.

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

Total stock-based compensation expense in connection with options granted to employees recognized in the condensed consolidated statements of stockholders’ equity was $1,815 for both the three months ended September 30, 2020 and 2019. Total stock-based compensation expense in connection with options granted to employees was $5,446 for both the nine months ended September 30, 2020 and 2019.

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

NOTE C – REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended September 30, 2020.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$1,890,086	$61,779	$2,083	$96,222	$2,050,170
Recurring	116,292	72,059	1,450	–	189,801
	$2,006,378	$133,838	$3,533	$96,222	$2,239,971

The following table presents the Company’s product and recurring revenues disaggregated by industry for the nine months ended September 30, 2020.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$4,072,147	$383,944	$132,353	$174,358	$4,762,802
Recurring	432,214	112,422	17,638	–	562,274
	$4,504,361	$496,366	$149,991	$174,358	$5,325,076

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended September 30, 2019.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$1,764,778	$155,354	$59,661	$15,995	$1,995,788
Recurring	149,868	51,321	1,666	–	202,855
	$1,914,646	$206,675	$61,327	$15,995	$2,198,643

The following table presents the Company’s product and recurring revenues disaggregated by industry for the nine months ended September 30, 2019.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$5,786,068	$863,507	$371,711	$942,063	$7,963,349
Recurring	455,364	92,370	20,797	–	568,531
	$6,241,432	$955,877	$392,508	$942,063	$8,531,880

Sales taxes and other usage-based taxes are excluded from revenues.

Remaining performance obligations

As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $0.87 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months.

Contract assets and liabilities

	September 30, 2020	December 31, 2019
Contract assets	$45,879	$188,120
Contract liabilities	707,754	764,184
Net contract liabilities	$661,875	$576,064

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billings occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Condensed Consolidated Balance Sheet.

Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. The change in the contract liability balance during the nine-month period ended September 30, 2020 is the result of cash payments received and billing in advance of satisfying performance obligations.

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

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Accounts receivable	$1,625,628	$2,338,626
Allowance for doubtful accounts	(42,707)	(55,039)
Accounts receivable, net	$1,582,921	$2,283,587

NOTE E – INVENTORIES

Components of inventories as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Product purchased for resale	$1,881,264	$1,613,733
Reserve for obsolescence	(413,036)	(240,659)
Inventory, net	$1,468,228	$1,373,074

NOTE F – ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Accrued liabilities and expenses	$434,473	$214,925
Accrued payroll and payroll taxes	302,973	227,153
Accrued sales taxes, penalties, and interest	17,508	26,957
Product warranties	48,222	58,791
Total accrued liabilities and expenses	$803,176	$527,826

NOTE G – DEBT

Revolving Credit Facility

On September 30, 2014, the Company entered into a loan and security agreement (the “Heritage Bank Loan Agreement”) with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Credit Facility is secured by all of the Company’s assets. The Credit Facility is available for working capital and other general business purposes.

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at September 30, 2020 and 7.75% December 31, 2019. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On November 6, 2019, the eleventh amendment to the Credit Facility was executed to extend the maturity date of the Credit Facility to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant.  The eleventh amendment was effective as of September 30, 2019.

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

The outstanding balance on the Credit Facility was $65,317 and $624,347 at September 30, 2020 and December 31, 2019, respectively, and the remaining available borrowing capacity was approximately $963,000 and $424,000, respectively. As of September 30, 2020, the Company was in compliance with all financial covenants.

See the “Going Concern and Management’s Plan” section in Note A – Basis of Presentation and Significant Accounting Policies for a discussion of a potential default under the Credit Facility.

Paycheck Protection Program

On April 21, 2020, the Company entered into an unsecured promissory note, dated as of April 17, 2020 (“the PPP Loan”), with Heritage Bank under the PPP administered by the United States SBA and authorized by the Keeping American Workers Employed and Paid Act, which is part of the CARES Act, enacted on March 27, 2020. The principal amount of the PPP Loan is $913,063. The PPP Loan bears interest of 1.0% per annum and was disbursed on April 21, 2020.

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

The outstanding balance was $913,063 at September 30, 2020.

See the “Going Concern and Management’s Plan” section in Note A – Basis of Presentation and Significant Accounting Policies for a discussion of a potential default under the PPP Loan.

NOTE H – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has authorized 215 shares as Series A preferred stock and 567 shares as Series B preferred stock. At September 30, 2020 and December 31, 2019, there were 185 shares of preferred stock Series A and 52 shares of preferred stock Series B outstanding.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2020 and December 31, 2019, the Company had 136,311,335 and 135,990,491 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2020 and 2019, the Company issued 320,844 and 840,139 shares of common stock, respectively, to directors for services performed during the nine months ended September 30, 2020 and 2019, respectively. These shares were valued at $18,000 and $105,000, respectively, which approximated the fair value of the shares when they were issued.

During the nine months ended September 30, 2020 and 2019, no warrants were exercised and no shares of Series A or B preferred stock were converted to shares of common stock.

NOTE I – COMMITMENTS AND CONTINGENCIES

Office Leases Obligations

In October 2013, the Company entered into a lease agreement for 6,362 square feet of commercial office space in Waukesha, Wisconsin for its corporate headquarters. The Waukesha lease would have expired in April 2021, but was subsequently amended and extended through April 2026. On April 7, 2017 the Company executed an amendment to its existing lease in Waukesha, Wisconsin to expand another 3,982 square feet, bringing the total leased space to 10,344 square feet. In addition, the lease term was extended from May 1, 2021 to April 30, 2026. The commencement date for this amendment was July 15, 2017.

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

We recognize our minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. Payments are set on a pre-determined schedule within each lease agreement. We amortize this expense over the term of the lease beginning with the date of the standard adoption for current leases and beginning with the date of initial possession, which is the date we enter the leased space and begin to make improvements in the preparation for its intended use, for future leases. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate and are recognized as incurred. Variable lease components consist primarily of the Company's proportionate share of common area maintenance, utilities, taxes and insurance and are presented as operating expenses in the Company’s statements of operations in the same line item as expense arising from fixed lease payments.

We lease certain property under non-cancelable operating leases, primarily facilities. The impact of the adoption of ASC 842 at January 1, 2019 created a right-of-use asset of $1,042,004, lease liability of $1,095,761 and unwound the $71,877 deferred lease liability.

The components of lease expense for the nine months ended September 30, 2020 were as follows:

Operating lease expense:
Operating lease cost – fixed	$173,556
Variable lease cost	101,725
Total operating lease cost	$275,281

Other information related to leases as of September 30, 2020 was as follows:

Operating lease liability – current	$237,048
Operating lease liability – long-term	$636,622
Operating cash outflows from operating leases	$166,918

Weighted-average remaining lease term of operating leases	5.01 years
Weighted-average discount rate of operating leases	8.5%

Future annual minimum operating lease payments as of September 30, 2020 were as follows:

2020 (excluding the nine months ended September 30, 2020)	$56,917
2021	242,299
2022	195,176
2023	193,169
2024 and thereafter	384,119
Total minimum lease payments	1,071,680
Less imputed interest	(198,010)
Total	$873,670

Rental expenses charged to operations for the three months ended September 30, 2020 and 2019 were $86,329 and $87,633, respectively. Rental expenses charged to operations for the nine months ended September 30, 2020 and 2019 were $275,281 and $268,465, respectively.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, other than the Sipco Lawsuit discussed below, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Sipco, LLC v Telkonet, Inc.

On June 30, 2020, Sipco, LLC (“Sipco”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Wisconsin (Case No. 20-CV-00981) (the “Sipco Lawsuit”) alleging infringement on multiple essential wireless mesh (“EWM”) patents held by the Sipco. The EWM patent portfolio covers technologies used in multi-hop wireless networks utilizing wireless protocols such as, but not limited to, Zigbee. The portfolio also covers applications including, but not limited to, home and building automation and industrial controls. The complaint contends the Company sold and is continuing to sell various automated networked products designed to manage energy, lighting and temperature and those products employ wireless mesh network communication utilizing Zigbee enabled technology. The complaint alleges patent infringement and seeks damages, costs, expenses, pre-judgment and post-judgment interest and post-judgment royalties.  The complaint also alleges that the infringement was willful and that this is an “exceptional case” and requests treble damages and attorneys’ fees.

In an effort to avoid the expense of costly litigation, the Company and Sipco are engaging in discussions regarding a potential settlement of the Sipco Lawsuit. Based on these discussions, the Company determined the likelihood of a settlement to be probable, and as a result, as of September 30, 2020, the Company recorded, as its best estimate, a current liability of $100,000 included in Accrued liabilities and a non-current liability of $500,000 included in Accrued royalties – long-term of the Condensed Consolidated Balance Sheet for settlement-related costs. The corresponding expense is recorded in the Selling, general and administrative line of the Condensed Consolidated Statements of Operations. The payment of such estimated settlement-related royalty fees is expected to have a material and adverse impact on the Company’s results of operations and liquidity. There is, however, no assurance that the Sipco Lawsuit will be settled, and if settled, the amount of any costs.

Sales Tax

Unless provided with a resale or tax exemption certificate, the Company assesses and collects sales tax on sales transactions and records the amount as a liability. It is recognized as a liability until remitted to the applicable state. Total revenues do not include sales tax as the Company is considered a pass through conduit for collecting and remitting sales taxes.

The following table sets forth the change in the sales tax accrual as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Balance, beginning of year	$26,957	$43,400
Sales tax collected	67,413	167,233
Provisions (reversals)	24,353	(10,664)
Payments	(101,215)	(173,012)
Balance, end of period	$17,508	$26,957

NOTE J – BUSINESS CONCENTRATION

For the nine months ended September 30, 2020, two customers represented approximately 33% of total net revenues. For the nine months ended September 30, 2019, three customers represented approximately 44% of total net revenues.

As of September 30, 2020, two customers accounted for approximately 55% of the Company’s net accounts receivable. As of December 31, 2019, two customers represented 36% of the Company’s net accounts receivable.

Purchases from one supplier approximated $1,973,000, or 90%, of total purchases for the nine months ended September 30, 2020 and approximately $2,522,000, or 84%, of total purchases for the nine months ended September 30, 2019. The amount due to this supplier, net of deposits paid, was approximately $716,000 and $579,000 as of September 30, 2020 and December 31, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the nine months ended September 30, 2020, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2019, filed with the US. Securities and Exchange Commission (the “SEC”) on March 30, 2020.

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

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for the remainder of 2020 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.  Factors that could cause or contribute to such differences include those risks as described in the Company’s filings with the SEC, including the current reports on Form 8-K, which factors are incorporated herein by reference. The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

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

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	September 30, 2020		September 30, 2019		Variance

Product	$2,050,170	92%	$1,995,788	91%	$54,382	3%
Recurring	189,801	8%	202,855	9%	(13,054)	(6%)
Total	$2,239,971	100%	$2,198,643	100%	$41,328	2%

	Nine Months Ended
	September 30, 2020		September 30, 2019		Variance

Product	$4,762,802	89%	$7,963,349	93%	$(3,200,547)	(40%)
Recurring	562,274	11%	568,531	7%	(6,257)	(1%)
Total	$5,325,076	100%	$8,531,880	100%	$(3,206,804)	(38%)

Product Revenue

Product revenue principally arises from the sale and installation of the EcoSmart energy management platform. The EcoSmart Suite of products consists of thermostats, sensors, controllers, wireless networking products, switches, outlets and a control platform.

For the three and nine months ended September 30, 2020, product revenues increased by 3% or $0.05 million and decreased 40% or $3.20 million, respectively, when compared to the prior year. Product revenues derived from value added resellers and distribution partners were $1.69 million and $3.61 million, respectively, for the three and nine months ended September 30, 2020, an increase of 1% and a decrease of 43% compared to the prior year period.

Beginning in the third quarter of 2019, the Company began implementing portfolio pricing increases, which under normal circumstances would be expected to positively impact product revenue, but given the COVID-19 pandemic, the impact of these price increases has been offset by reduced demand for our products at this time.

For the three months ended September 30, 2020, hospitality revenues increased $0.13 million to $1.89 million, government revenues increased $0.08 million to $0.10 million, education revenues decreased $0.09 million to $0.06 million and MDU revenues decreased $0.06 million to $0.00 million compared to the prior year period. For the three months ended September 30, 2020, international revenues increased $0.38 million to $0.47 million when compared to the prior year period. The increase in international revenues was primarily driven by one customer. Two customers accounted for approximately 67% of total product revenues for the three months ended September 30, 2020.

For the nine months ended September 30, 2020, all major industry sectors decreased when compared to the prior year period. Hospitality revenues decreased $1.71 million to $4.07 million, government revenues decreased $0.77 million to $0.17 million, education revenues decreased $0.48 million to $0.38 million and MDU revenues decreased $0.24 million to $0.13 million. For the nine months ended September 30, 2020, international revenues decreased $0.36 million to $0.62 million when compared to the prior year period. The decrease in international revenues was primarily driven by non-repeatable revenues from three customers in 2019 and limited international revenues in 2020.

Backlogs were approximately $2.7 million and $3.6 million at September 30, 2020 and 2019, respectively.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service month for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the three and nine months ended September 30, 2020, recurring revenue decreased by 6% and 1%, respectively, when compared to the prior year period. Variances are related to changes in unit sales of call center support services.

Cost of Sales

The table below outlines product versus recurring cost of sales, along with respective amounts of those costs as a percentage of revenue for the comparable periods:

	Three Months Ended
	September 30, 2020		September 30, 2019		Variance

Product	$1,131,205	55%	$1,259,151	63%	$(127,946)	(10%)
Recurring	16,468	9%	74,437	37%	(57,969)	(78%)
Total	$1,147,673	51%	$1,333,588	61%	$(185,915)	(14%)

	Nine Months Ended
	September 30, 2020		September 30, 2019		Variance

Product	$2,933,679	62%	$5,026,815	63%	$(2,093,136)	(42%)
Recurring	65,037	13%	237,551	42%	(172,514)	(73%)
Total	$2,998,716	56%	$5,264,366	62%	$(2,265,650)	(43%)

Costs of Product Sales

Costs of product revenue include equipment and installation labor related to EcoSmart technology. For the three and nine months ended September 30, 2020, product costs decreased by 10% and 42%, respectively, compared to the prior year period based upon lower revenues.

For the three month comparison, the variance was primarily attributable to decreases in material costs of $0.10 million, use of installation subcontractors of $0.09 million and salary expense of $0.03 million, partially offset by an increase in the inventory reserve of $0.11 million. Material costs as a percentage of product revenues was 39%, unchanged compared to the prior year period.

For the nine month comparison, the variance was primarily attributable to decreases in material costs of $1.3 million, logistical expenses of $0.24 million, inclusive of import tariffs, the use of installation subcontractors of $0.37 million and salary expense of $0.07 million. Material costs as a percentage of product revenues was 40%, a decrease of 2%, compared to the prior year period.

Costs of Recurring Revenue

Recurring costs are comprised primarily of call center support labor. For the three and nine months ended September 30, 2020, recurring costs decreased by 78% and 73%, respectively, when compared to the prior year period. The variance was primarily due to decreases in call center staffing as the Company migrated to a combination of internal and external solutions.

Gross Profit

The table below outlines product versus recurring gross profit, along with respective actual gross profit percentages for the comparable periods:

	Three Months Ended
	September 30, 2020		September 30, 2019		Variance

Product	$918,965	45%	$736,637	37%	$182,328	25%
Recurring	173,333	91%	128,418	63%	44,915	35%
Total	$1,092,298	49%	$865,055	39%	$227,243	26%

	Nine Months Ended
	September 30, 2020		September 30, 2019		Variance

Product	$1,829,124	38%	$2,936,534	37%	$(1,107,410)	(38%)
Recurring	497,236	88%	330,980	58%	166,256	50%
Total	$2,326,360	44%	$3,267,514	38%	$(941,154)	(29%)

Gross Profit on Product Revenue

Gross profit on product revenue for the three and nine months ended September 30, 2020 increased 25% and decreased 38%, respectively, when compared to the prior year period.

For the three months ended September 30, 2020, the actual gross profit percentage increased 8% to 45%. The increase was primarily attributable to an increase in revenues of $0.05 million combined with decreases in material costs of $0.10 million, use of installation subcontractors of $0.09 million and salary expense of $0.03 million, partially offset by an increase in the inventory reserve of $0.11 million. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 8% on the actual gross profit percentage for the three months ended September 30, 2020, compared to approximately 7% for the prior year period.

For the nine months ended September 30, 2020, the actual gross profit percentage increased 1% to 38%. Despite the increase in gross profit percentage, there was a decrease in gross profit compared to prior year period, primarily attributable to a decline in revenues of $3.20 million partially offset by decreases in material costs of $1.3 million, logistical expenses of $0.24 million, inclusive of import tariffs, the use of installation subcontractors of $0.37 million and salary expense of $0.07 million. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 7% on the actual gross profit percentage for the nine months ended September 30, 2020, which is consistent with the prior year period.

Gross Profit on Recurring Revenue

Gross profit on recurring revenue for the three and nine months ended September 30, 2020 increased 35% and 50%, respectively, when compared to the prior year period. The increase was primarily due to decreases in call center staffing as the Company migrated to a combination of internal and external solutions decreased call center staffing.

Operating Expenses

The tables below outline operating expenses for the comparable periods, along with percentage change:

	Three Months Ended September 30,
	2020	2019	Variance

Total	$1,764,661	$1,602,549	$162,112	10%

	Nine Months Ended September 30,
	2020	2019	Variance

Total	$4,582,621	$5,348,587	$(765,966)	(14%)

The Company’s operating expenses are comprised of research and development, selling, general and administrative expenses and depreciation and amortization expense. During the three and nine months ended September 30, 2020, operating expenses increased by 10% and decreased by 14%, respectively, when compared to the prior year period as outlined below.

Research and Development

	Three Months Ended September 30,
	2020	2019	Variance

Total	$231,088	$448,690	$(217,602)	(49%)

	Nine Months Ended September 30,
	2020	2019	Variance

Total	$892,179	$1,360,986	$(468,807)	(34%)

Research and development costs are related to both present and future product development and integration and are expensed in the period incurred. During the three and nine months ended September 30, 2020, research and development costs decreased 49% and 34%, respectively, when compared to the prior year period. For the three month comparison, the variance is primarily attributable to decreases in expenses incurred with third-party consultants of $0.11 million, certification expenses of $0.05 million and salary expense of $0.05 million. The decrease in salary expense is primarily attributable to furloughs and/or pay reductions implemented at the beginning of the third quarter in response to the impact of COVID-19.

For the nine month comparison, the variance is primarily attributable to decreases in expenses incurred with third-party consultants of $0.34 million, certification expenses of $0.04 million and salary expense of $0.08 million.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2020	2019	Variance

Total	$1,518,915	$1,137,084	$381,831	34%

	Nine Months Ended September 30,
	2020	2019	Variance

Total	$3, 646,246	$3,936,851	$(290,605)	(7%)

During the three and nine months ended September 30, 2020, selling, general and administrative expenses increased by 34% and decreased by 7%, respectively, compared to the prior year period.

For the three month comparison, the variance is primarily attributable to a $0.60 million expense related to the Sipco Lawsuit and a $0.07 million increase in legal fees, partially offset by decreases in the 401k employer match of $0.03 million, salary expense of $0.17 million, marketing and advertising expense of $0.06 million and sales commissions of $0.04 million. As discussed in the “Litigation” section in Note I – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q, based on settlement discussions between the Company and Sipco, the Company determined the likelihood of a settlement of the Sipco Lawsuit to be probable. As a result, as of September 30, 2020, the Company recorded, as its best estimate, a current liability of $100,000 included in Accrued liabilities and a non-current liability of $500,000 included in Accrued royalties – long-term of the Condensed Consolidated Balance Sheet for settlement-related costs, with the corresponding expense recorded in selling, general and administrative expenses. There is, however, no assurance that the Sipco Lawsuit will be settled, and if settled, the amount of any costs. The decrease in salary expense is primarily attributable to furloughs and/or pay reductions implemented at the beginning of the third quarter in response to the impact of COVID-19. At the end of the third quarter, management determined it was necessary to discontinue the furloughs and pay reductions in order to retain necessary personnel for the Company’s ongoing operations as of September 30, 2020.

For the nine month comparison, the variance is primarily attributable to decreases in trade shows of $0.20 million, audit fees of $0.07 million, marketing and advertising expenses of $0.10 million, salary and recruitment of $0.40 million and sales commissions of $0.14 million, partially offset by the $0.60 million expense related to the Sipco Lawsuit discussed above and an $0.08 million increase in temporary staffing.

Non-GAAP Financial Measures

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and stock-based compensation can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), operating income (loss), or any other measure for determining operating performance or liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the three and nine months ended September 30, 2020 and 2019, the Company excluded items in the following general categories described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous year.

RECONCILIATION OF NET LOSS

TO ADJUSTED EBITDA

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net loss	$(676,755)	$(753,869)	(2,279,353)	$(2,118,048)
Gain on sale of fixed assets	–	(150)	–	(150)
Interest expense, net	4,392	16,525	19,976	37,125
Income tax provision	–	–	3,116	–
Depreciation and amortization	14,658	16,775	44,196	50,750
EBITDA	(657,705)	(720,719)	(2,212,065)	(2,030,323)
Adjustments:
Stock-based compensation	1,815	1,815	5,446	5,446
Adjusted EBITDA	$(655,890)	$(718,904)	(2,206,619)	$(2,024,877)

Liquidity and Capital Resources

For the nine-month period ended September 30, 2020, the Company reported a net loss of $2,279,353 and had cash used in operating activities of $795,754 and ended the period with an accumulated deficit of $127,384,892 and total current assets in excess of current liabilities of $2,455,069. At September 30, 2020, the Company had $2,858,879 of cash and approximately $963,000 of availability on its Credit Facility. The Credit Facility is a $2,000,000 line of credit, which is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable as well as financial covenants including a requirement to maintain a minimum unrestricted cash balance of $2,000,000. As of September 30, 2020, we had a total borrowing base of approximately $1,078,000, an outstanding balance of $65,317, and a cash management services reserve of $50,000, resulting in the approximate availability of $963,000 on the Credit Facility.

Since inception through September 30, 2020, we have incurred cumulative losses of $127,384,892 and have never generated enough cash through operations to support our business. For the nine-month period ended September 30, 2020, we had a cash flow deficit from operations of $795,754. The Company has made significant investments in the engineering, development and marketing of an intelligent automation platform, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to, and continues to contribute to, the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, Credit Facility capacity, the sale of a wholly-owned subsidiary, and the management of working capital levels. The report from our previous independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 stated there is substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company’s operations and financial results have also been impacted by the COVID-19 pandemic. Both the health and economic aspects of the COVID-19 pandemic are highly fluid and the future course of each is uncertain. We cannot predict whether the outbreak of COVID-19 will be effectively contained on a sustained basis. Depending on the length and severity of the COVID-19 pandemic, the demand for our products, our customers’ ability to meet payment obligations to the Company, our supply chain and production capabilities, and our workforces’ ability to deliver our products and services could be impacted. Management is actively monitoring the impact of the global situation on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. While we expect this disruption to continue to have a material adverse impact on our results of operations, financial condition cash flows, and liquidity, the Company is unable to reasonably determine the full extent of the impact at this time.

The Company’s sales and gross profits have decreased significantly resulting from a contraction in commercial demand for our products, a lower revenue conversion rate in our existing pipeline and significant one-off transactions from customers in 2019 that have not been, and are not expected to be, repeated in 2020. Due to travel restrictions, social distancing and shelter at home edicts, the hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any. According to data from STR and Tourism Economics, full recovery in U.S. hotel demand and room revenue remains unlikely until 2023 and 2024, respectively.3 For the remainder of 2020, Ernst & Young estimates that international travel is likely to contract anywhere between 58% to 78% for the year.4

In addition, the Company currently in discussions related to the settlement of patent infringement lawsuit (the Sipco Lawsuit). See the “Litigation” section in Note I – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a discussion of the Sipco Lawsuit. Based on these discussions, the Company determined the likelihood of a settlement to be probable, and as a result, as of September 30, 2020, the Company recorded, as its best estimate, a current liability of $100,000 included in Accrued liabilities and a non-current liability of $500,000 included in Accrued royalties – long-term of the Condensed Consolidated Balance Sheet for settlement-related costs. The corresponding expense is recorded in the Selling, general and administrative line of the Condensed Consolidated Statements of Operations. The payment of such estimated settlement-related royalty fees is expected to have a material and adverse impact on the Company’s results of operations and liquidity. There is, however, no assurance that the Sipco Lawsuit will be settled, and if settled, the amount of any costs.

The Company has taken, and is continuing to take, a number of actions to preserve cash. These actions include suspending the use of engineering consultants and cancelling all non-essential travel and the Company’s attendance at tradeshows (implemented prior to applicable government stay-at-home orders being put in place). In early April of 2020, management made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020. With the receipt of the PPP Loan (discussed below), the Company was able to bring back the furloughed employees, restore payroll to prior levels and delay suspension of the 401(k) match. However, the pandemic continued to impact the Company’s operations and financial results, and consequently, in late June of 2020 management once again made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020. The furloughs and pay cuts continued through September 2020, at which time management determined it was necessary to discontinue the furloughs and pay cuts in order to retain necessary personnel for the Company’s ongoing operations.

The more recent actions described above are in addition to the cost elimination and liquidity management actions that the Company began implementing in the second half of 2019, including reviewing opportunities to decrease spend with third party consultants and providers, strategically reviewing whether or not to fill employee positions in the event of vacancies, and implementing sales campaigns to sell slow-moving inventory and reduce existing inventory volumes. There is no guarantee, however, that these actions, nor any other actions identified, will yield profitable operations in the foreseeable future.

In addition to the actions noted above, on April 21, 2020, the Company entered into an unsecured promissory note, dated April 17, 2020 (“the PPP Loan”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”) for a $913,063 loan under the Paycheck Protection Program (“PPP”). See Note G – Debt for a summary of the terms of the PPP Loan, including eligibility for forgiveness.

__________

3 Fox, Jena Tesse. “Hotel Data Conference: Sluggish recovery for U.S. hotels.” Hotel Management September 2020: 10.

4 Fox, Jena Tesse. “WTTC, EY take in-depth look at the path to tourism recovery.” Hotel Management August 2020: 9.

The Company also has a $2 million revolving credit facility with Heritage Bank (the “Credit Facility”), which is secured by all of the Company’s assets. The Company is currently in compliance with the financial covenants in the loan agreement for the Credit Facility.  However, based on the Company’s current level of operations and forecasted cash flow analysis for the twelve-month period subsequent to the date of this filing, without further cost cutting measures, working capital management, and/or enhanced revenues, the Company believes it is reasonably likely that it will breach the covenant to maintain a minimum unrestricted cash balance of $2 million at some time during 2021.  Violation of any covenant under the Credit Facility provides Heritage Bank with the option to accelerate repayment of amounts borrowed, terminate its commitment to extend further credit, and foreclose on the Company’s assets. A default under the Credit Facility would also result in a cross-default under the Company’s PPP Loan with Heritage Bank, in which case Heritage Bank could require immediate repayment of all amounts due under the PPP Loan. As of September 30, 2020, the outstanding balance on the Credit Facility was $65,317 and the PPP Loan had a balance of $913,063.

The Company plans to discuss the possibility of a waiver or a change to the financial covenant with Heritage Bank in the near term. Any covenant waiver or amendment could lead to increased costs, increased interest rates, additional restrictive covenants, and other lender protections. There is no assurance, however, that the Company will be able to obtain a covenant waiver or amendment, in which case Heritage Bank could immediately declare all amounts due under both the Credit Facility and the PPP Loan, terminate the Credit Facility, and foreclose on the Company’s assets. Currently, the Company has sufficient cash balances to pay the amounts due under the Credit Facility and the PPP Loan, and the Company plans to submit an application for forgiveness of the PPP Loan. However, depending on the timing of a default and the Company’s ongoing use of cash reserves and the Credit Facility to finance its near-term working capital needs, there is no assurance that at the time of a default that the Company would have sufficient cash balances to pay the amounts due at such time. There is also no assurance that the Company will obtain forgiveness of the PPP Loan in whole or in part. The Company may also seek additional financing from alternative sources, but there is no assurance that such financing will be available at commercially reasonable terms, if at all.

The Company currently expects to draw on its cash reserves and utilize the Credit Facility to finance its near-term working capital needs. It expects to continue to incur operating losses and negative operating cash flows for at least one year beyond the date of these financial statements. The Credit Facility provides the Company with needed liquidity to assist in meeting its obligations. However, as discussed above, without further cost cutting measures, working capital management, and/or enhanced revenues, the Company believes it is reasonably likely that it will breach a financial covenant under the Credit Facility at some time during 2021, in which case, without a waiver or amendment, the Credit Facility could be terminated, and without additional financing, the Company may be unable to meet its obligations or fund its operations within the next twelve months. The Company’s Board also continues to consider strategic alternatives to maximize shareholder value, including but not limited to, a sale of the Company, an investment in the Company, a merger or other business combination, a sale of all or substantially all assets or a strategic joint venture. However, these actions are not solely within the control of the Company.

If cash resources become insufficient to meet the Company’s ongoing obligations, the Company may be required to scale back or discontinue portions of its operations or discontinue operations entirely, pursue a sale of the Company or its assets at a price that may result in a significant or complete loss on investment for its shareholders, file for bankruptcy or seek other protection from creditors, or liquidate all its assets. In addition, if the Company defaults under the Credit Facility and is unable to pay the outstanding balance, Heritage Bank could foreclose on the Company’s assets. The Company’s shareholders may lose some or all of their investment as a result of any of these outcomes. Accordingly, and in light of the Company’s historic losses, there is substantial doubt about the Company’s ability to continue as a going concern.

Working Capital

Working capital (current assets in excess of current liabilities) decreased by $1,732,380 during the nine months ended September 30, 2020 from $4,187,449 at December 31, 2019 to $2,455,069 at September 30, 2020. The reduction in working capital was primarily due to the PPP Loan and a decrease in accounts receivable resulting primarily from a decline in revenues.

Revolving Credit Facility

On September 30, 2014, the Company entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Credit Facility is secured by all of the Company’s assets. The Heritage Bank Loan Agreement is available for working capital and other general business purposes.

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at September 30, 2020 and 7.75% December 31, 2019. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On November 6, 2019, the eleventh amendment to the Credit Facility was executed to extend the maturity date of the Credit Facility to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant.  The eleventh amendment was effective as of September 30, 2019.

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

The outstanding balance on the Credit Facility was $65,317 and $624,347 at September 30, 2020 and December 31, 2019, respectively, and the remaining available borrowing capacity was approximately $963,000 and $424,000, respectively. As of September 30, 2020, the Company was in compliance with all financial covenants.

See the “Liquidity and Capital Resources” section above for a discussion of a potential default under the Credit Facility.

Paycheck Protection Program

On April 21, 2020, the Company entered into an unsecured promissory note, dated as of April 17, 2020 (“the PPP Loan”), with Heritage Bank under the PPP administered by the United States SBA and authorized by the Keeping American Workers Employed and Paid Act, which is part of the CARES Act, enacted on March 27, 2020. The principal amount of the PPP Loan is $913,063, bears interest of 1.0% per annum and was disbursed on April 21, 2020.

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

The outstanding balance was $913,063 at September 30, 2020.

See the “Liquidity and Capital Resources” section above for a discussion of a potential default under the PPP Loan.

Cash Flow Analysis

Cash used in operations was $795,754 and $1,977,408, during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, our primary capital needs included costs incurred to increase energy management sales, inventory procurement and managing current liabilities. The working capital changes during the nine months ended September 30, 2020 were primarily a result of a $701,000 decrease in net accounts receivable, a $275,000 increase in other accrued expenses, a $142,000 decrease in contract assets, partially offset by a $95,000 increase in net inventory, a $71,000 decrease in accounts payable, and a $56,000 decrease in contract liabilities. The working capital changes during the nine months ended September 30, 2019 were primarily related to an approximate $999,000 increase in net accounts receivable, $112,000 decrease in contract liabilities, $109,000 increase in contract assets, partially offset by a $597,000 increase in accounts payable, a $423,000 decrease in net inventory, and a $204,000 decrease in prepaid expenses. Accounts receivable balances fluctuate based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable balances fluctuate with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

There was no cash used in investing activities during the nine months ended September 30, 2020. Cash used in investing activities was $5,318 to purchase computer equipment during the nine months ended September 30, 2019.

Cash provided by financing activities was $354,033 during the nine months ended September 30, 2020 and $787,949 during the nine months ended September 30, 2019. Proceeds from the PPP loan were $913,063, proceeds borrowed from the line of credit were $5,425,000 and cash used for payments on the line of credit were $5,984,030 during the nine months ended September 30, 2020. Proceeds borrowed from the line of credit were $9,079,000 and cash used for payments on the line of credit were $8,291,051 during the nine months ended September 30, 2019.

See the discussion above in the “Liquidity and Capital Resources” section for a discussion of our liquidity

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer each evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 and 15d-15 were not effective as of September 30, 2020 as a result of the material weaknesses discussed below.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements as of and for the years ended December 31, 2019 and 2018 included in the Annual Report on Form 10-K and as of September 30, 2020 and 2019 included in this Form 10-Q were fairly stated in accordance with U.S. GAAP. Notwithstanding the identified material weaknesses, our management has concluded that the audited financial statements included in the Annual Report on Form 10K for the year ended December 31, 2019 and the unaudited condensed consolidated financial statements included in this quarterly filing fairly represent, in all material respects, our financial position, results of operations, cash flows, and changes in stockholders’ equity as of and for the periods presented in accordance with U.S. GAAP.

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

Attestation Report of the Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls

Other than the material weaknesses discussed above, during the quarter ended September 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note I – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a discussion of the Sipco Lawsuit.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, other than the Sipco Lawsuit, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Item 1A. Risk Factors.

Reference is made to Part I Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as set forth below, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Relating to Our Financial Results and Need for Financing

We expect to continue to incur operating losses and have negative operating cash flows for the foreseeable future and we may not be able to access sources of liquidity necessary to continue our operations, and as a result, there is substantial doubt about our ability to continue as a going concern and our shareholders may lose some or all of their investment.

Since inception through September 30, 2020, we have incurred cumulative losses of $127,384,892 and have never generated enough funds through operations to support our business. For the nine-month period ended September 30, 2020, we had a cash flow deficit from operations of $795,754. Further, without further cost cutting measures, working capital management, and/or enhanced revenues, the Company believes it is reasonably likely that it will breach a financial covenant under its Credit Facility at some time during 2021. See the “Going Concern and Management’s Plan” section in Note A – Basis of Presentation and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a discussion of a potential default under the Credit Facility and the PPP Loan.

The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There can be no assurance that the Company will be able to obtain a covenant waiver or amendment, in which case the lender, Heritage Bank, could immediately declare all amounts due under both the Company’s Credit Facility and PPP Loan, terminate the Credit Facility, and foreclose on the Company’s assets. The Company may also seek additional financing from alternative sources, but there is no assurance that such financing will be available at commercially reasonable terms, if at all.

If cash resources become insufficient to meet the Company’s ongoing obligations, the Company may be required to scale back or discontinue portions of its operations or discontinue operations entirely, pursue a sale of the Company or its assets at a price that may result in a significant or complete loss on investment for its shareholders, file for bankruptcy or seek other protection from creditors, or liquidate all its assets. In addition, if the Company defaults under the Credit Facility and is unable to pay the outstanding balance, Heritage Bank could foreclose on the Company’s assets. The Company’s shareholders may lose some or all of their investment as a result of any of these outcomes. Accordingly, and in light of the Company’s historic losses, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s potential inability to comply with covenants under the Credit Facility could trigger prepayment obligations or other penalties and the Company may not be able to secure additional financing from alternative sources.

The Company is currently in compliance with the financial covenants in the loan agreement for the Credit Facility, which is secured by all of the Company’s assets. However, based on the Company’s current level of operations and forecasted cash flow analysis for the twelve-month period subsequent to the date of this filing, without further cost cutting measures, working capital management, and/or enhanced revenues, the Company believes it is reasonably likely that it will breach the covenant to maintain a minimum unrestricted cash balance of $2 million at some time during 2021. There can be no assurance the Company will be able to obtain a covenant waiver or amendment, in which case Heritage Bank could accelerate repayment of amounts borrowed, terminate its commitment to extend further credit, and foreclose on the Company’s assets. A default under the Credit Facility would also result in a cross-default under the Company’s PPP Loan with Heritage Bank, in which case Heritage Bank could require immediate repayment of all amounts due under the PPP Loan. As of September 30, 2020, the outstanding balance on the Credit Facility was $65,317 and the PPP Loan had a balance of $913,063. There can be no assurance that the Company will be able to secure financing to refinance these borrowings at commercially reasonable terms, if at all.

If cash resources become insufficient to meet the Company’s ongoing obligations, the Company may be required to scale back or discontinue portions of its operations or discontinue operations entirely, pursue a sale of the Company or its assets at a price that may result in a significant or complete loss on investment for its shareholders, file for bankruptcy or seek other protection from creditors, or liquidate all its assets. In addition, if the Company defaults under the Credit Facility and is unable to pay the outstanding balance, Heritage Bank could foreclose on the Company’s assets.

Risks Related to Our Business

The Company’s operations, financial results, and liquidity have been materially and adversely impacted by the COVID-19 pandemic.

The Company’s sales and gross profits have decreased significantly resulting from a contraction in commercial demand for our products, a lower revenue conversion rate in our existing pipeline and significant one-off transactions from customers in 2019 that have not been, and are not expected to be, repeated in 2020. Due to travel restrictions, social distancing and shelter at home edicts, the hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any. According to data from STR and Tourism Economics, full recovery in U.S. hotel demand and room revenue remains unlikely until 2023 and 2024, respectively.5 For the remainder of 2020, Ernst & Young estimates that international travel is likely to contract anywhere between 58 to 78% for the year.6

Further, both the health and economic aspects of the COVID-19 pandemic are highly fluid and the future course of each is uncertain. We cannot predict whether the outbreak of COVID-19 will be effectively contained on a sustained basis. Depending on the length and severity of the COVID-19 pandemic, the demand for our products, our customers’ ability to meet payment obligations to the Company, our supply chain and production capabilities, and our workforces’ ability to deliver our products and services could be impacted. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. While we expect this disruption to continue to have a material adverse impact on our results of operations, financial condition and cash flows, the Company is unable to reasonably determine the full extent of the impact at this time.

__________

5 Fox, Jena Tesse. “Hotel Data Conference: Sluggish recovery for U.S. hotels.” Hotel Management September 2020: 10.

6 Fox, Jena Tesse. “WTTC, EY take in-depth look at the path to tourism recovery.” Hotel Management August 2020: 9.

The Company is involved in ongoing patent litigation and recorded an accrued liability of $600,000 during the three months ended September 30, 2020; actual expenses may exceed this amount.

As discussed in the “Litigation” section in Note I – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q, on June 30, 2020, Sipco filed a lawsuit alleging infringement on multiple essential wireless mesh patents held by it. In an effort to avoid the expense of costly litigation, the Company and Sipco are engaging in discussions regarding a potential settlement of the Sipco Lawsuit. Based on these discussions, the Company determined the likelihood of a settlement to be probable, and as a result, as of September 30, 2020, the Company recorded, as its best estimate, a current liability of $100,000 included in Accrued liabilities and a non-current liability of $500,000 included in Accrued royalties – long-term of the Condensed Consolidated Balance Sheet for settlement-related costs. The corresponding expense is recorded in the Selling, general and administrative line of the Condensed Consolidated Statements of Operations. The payment of such estimated settlement-related royalty fees is expected to have a material and adverse impact on the Company’s results of operations and liquidity. There is, however, no assurance that the Sipco Lawsuit will be settled, and if settled, the amount of any costs.

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

Telkonet, Inc. Registrant

Date: November 16, 2020	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: November 16, 2020	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

