Form 10-K
period 2020-12-31
TELKONET INC
filed 2021-03-31
CIK 1094084

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act. ☐Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐Yes  ☒ No

Aggregate market value of the voting stock held by non-affiliates (based upon the closing sale price of $0.04 per share on the Over the Counter Bulletin Board) of the registrant as of June 30, 2020: $4,911,075

Number of outstanding shares of the registrant’s par value $0.001 common stock as of March 24, 2021: 136,311,335.

Certain portions of the registrant’s definitive proxy statement, in connection with its 2021 annual meeting of stockholders, to be filed within 120 days of December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

General Development of Business

Telkonet, Inc. (“we,” “us,” “our,” the “Company,” or “Telkonet”), formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart and the Rhapsody Platforms of intelligent automation solutions designed to optimize energy efficiency, comfort and analytics in support of the emerging Internet of Things (“IoT”). The platforms are deployed primarily in the hospitality, educational, governmental and other commercial markets, and is specified by engineers, HVAC professionals, building owners, and building operators. We currently operate in a single reportable business segment.

In 2007, the Company acquired substantially all of the assets of Smart Systems International (“SSI”), which was a provider of energy management products and solutions to customers in the United States and Canada and the precursor to the Company’s EcoSmart Platform. In 2020, the Company launched the Rhapsody Platform, which simplifies the installation and setup of the Company’s newest products and integrations. Both platforms provide comprehensive savings, management reporting, analytics and virtual engineering of a customer’s portfolio and/or property’s room-by-room energy consumption. Telkonet has deployed more than a half million intelligent devices worldwide in properties within the hospitality, educational, governmental and other commercial markets. The platforms are recognized as solutions for reducing energy consumption, operational costs and carbon footprints, and eliminating the need for new energy generation in these marketplaces – all whilst improving occupant comfort and convenience.

The Company previously provided high-speed internet access services through its wholly-owned subsidiary, Ethostream, LLC (“Ethostream”). In 2016, the Company decided to focus on its higher growth potential intelligent automation solutions for energy management and made the decision to sell Ethostream. On March 28, 2017, the Company sold substantially all of the assets of Ethostream to DCI-Design Communications LLC.

Going Concern and Impact of the COVID-19 Pandemic

Since inception through December 31, 2020, we have incurred cumulative losses of $128,255,391 and have never generated enough cash through operations to support our business. For the year ended December 31, 2020, we had a cash flow deficit from operations of $844,794. The Company has made significant investments in the engineering, development and marketing of its intelligent automation platforms, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to, and continues to contribute to, the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, Credit Facility capacity, the sale of a wholly-owned subsidiary, and the management of working capital levels. The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2020 and the report from our former independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 each state that there is a substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The Company’s sales and gross profits have decreased significantly resulting from a contraction in commercial demand for our products, a lower revenue conversion rate in our existing pipeline and significant one-off transactions from customers in 2019 were not repeated in 2020. Due to travel restrictions, social distancing and shelter at home edicts, the hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any. Rising cases of COVID-19 in certain areas, the emergence of new virus strains and a slow vaccine rollout have resulted in the reinstatement of restrictive social-distancing regulations that limit both group and individual travel. Business travel, which comprises the largest source of hotel revenue, remains nearly nonexistent. Although a slow return is expected in the second half of 2021, business travel is not expected to return to 2019 levels until at least 2023.1 According to an STR forecast, until group, business and international demand returns, U.S. hotel occupancy rates will not exceed 50% in 2021. Moreover, full recovery of revenue per available room (RevPAR) is unlikely to return to pre-pandemic levels until the end of 2024.2

In addition, on November 30, 2020, the Company entered into the License Agreement with Sipco and IPCO, LLC dba IntusIQ in order to settle a patent infringement lawsuit without the expense of costly litigation. As of December 31, 2020, we had $528,000 in liabilities recorded on our Consolidated Balance Sheet for future royalty fees ($28,000 accounts payable and $500,000 long-term liability). The corresponding expense was recorded in the selling, general and administrative line of the Consolidated Statements of Operations. The payment of the royalty fees is expected to have a material and adverse impact on the Company’s results of operations and liquidity. See Note M – Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for a discussion of the patent infringement lawsuit and the License Agreement.

The Company is focused on preserving liquidity, managing expenses, and targeted sales and new product growth, as discussed below:

Perseveration of Liquidity and Expense Management:

The Company has taken, and is continuing to take, a number of actions to preserve cash. These actions include suspending the use of engineering consultants and cancelling all non-essential travel and the Company’s attendance at tradeshows (implemented prior to applicable government stay-at-home orders being put in place). In early April of 2020, management made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020. With the receipt of a loan under the Paycheck Protection Program (“PPP”) (discussed below), the Company was able to bring back the furloughed employees, restore payroll to prior levels and delay suspension of the 401(k) match. However, the pandemic continued to impact the Company’s operations and financial results, and consequently, in late June of 2020 management once again made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2021. The furloughs and pay cuts continued through September 2020, at which time management determined it was necessary to discontinue the furloughs and pay cuts in order to retain necessary personnel for the Company’s ongoing operations.

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

_______________________

1 Fox, Jena Tesse. “AHLA report ties recovery to optimistic leisure travelers.” Hotel Management January/February 2021: 10.

2 Fox, Jena Tesse. “STR, HVS chart “slow climb’ to full hotel industry recovery.” Hotel Management December 2020: 6.

In addition to the actions noted above, on April 21, 2020, the Company entered into an unsecured promissory note, dated April 17, 2020 (“the PPP Loan”), with Heritage Bank, a California state chartered bank (“Heritage Bank”) for a $913,063 loan under the PPP. In January 2021, the Company applied for forgiveness of the amount due on the PPP Loan. On February 16, 2021, the outstanding principal and interest accrued on the PPP Loan was fully forgiven. See Note G – Debt in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for a summary of the terms of the PPP Loan.

The Company also has a $2 million revolving credit facility with Heritage Bank (the “Credit Facility”), which is secured by all of the Company’s assets. The Company is currently in compliance with the financial covenants in the loan agreement for the Credit Facility.  However, based on the Company’s current level of operations and forecasted cash flow analysis for the twelve-month period subsequent to the date of this filing, without further cost cutting measures, working capital management, and/or enhanced revenues, the Company believes it is reasonably likely that it will breach the covenant to maintain a minimum unrestricted cash balance of $2 million at some time during 2021, potentially as early as the second quarter of 2021. Violation of any covenant under the Credit Facility provides Heritage Bank with the option to accelerate repayment of amounts borrowed, terminate its commitment to extend further credit, and foreclose on the Company’s assets. As of December 31, 2020, the outstanding balance on the Credit Facility was $267,289 with a maturity date of September 30, 2021.

The Company has had discussions regarding the possibility of a waiver or a change to the financial covenant with Heritage Bank. Any covenant waiver or amendment could lead to increased costs, increased interest rates, additional restrictive covenants, a decrease in the size of the credit facility, and other lender protections. There is no assurance, however, that the Company will be able to obtain a covenant waiver or amendment, in which case Heritage Bank could immediately declare all amounts due under the Credit Facility, terminate the Credit Facility, and foreclose on the Company’s assets. Currently, the Company has sufficient cash balances to pay the amounts due under the Credit Facility. However, depending on the timing of a default and the Company’s ongoing use of cash reserves and the Credit Facility to finance its near-term working capital needs, there is no assurance that at the time of a default that the Company would have sufficient cash balances to pay the amounts due at such time. The Company may also seek additional financing from alternative sources, but there is no assurance that such financing will be available at commercially reasonable terms, if at all.

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

If cash resources become insufficient to meet the Company’s ongoing obligations, the Company may be required to scale back or discontinue portions of its operations or discontinue operations entirely, pursue a sale of the Company or its assets at a price that may result in a significant or complete loss on investment for its shareholders, file for bankruptcy or seek other protection from creditors, or liquidate all its assets. In addition, if the Company defaults under the Credit Facility and is unable to pay the outstanding balance, Heritage Bank could foreclose on the Company’s assets. The Company’s shareholders may lose some or all of their investment as a result of any of these outcomes. Accordingly, and in light of the Company’s historic losses and potential inability to access sources of liquidity to continue its operations, there is substantial doubt about the Company’s ability to continue as a going concern. There was also substantial doubt about the Company’s ability to continue as a going concern for the consolidated financial statements for the year ended December 31, 2019.

Rhapsody Platform and Expanded Sales Through Value-Added Resellers:

The Company remains focused on selling its EcoSmart Platform (discussed below) into its target markets, while also developing a new platform – Rhapsody. The Rhapsody Platform was launched in 2020. The Rhapsody Platform simplifies the installation and setup of Telkonet’s newest products and integrations. The key goals of the Rhapsody Platform are to open up Telkonet’s core products to distribution and additional resellers through expanded capabilities while also reducing the reliance on internal Telkonet resources for support.

The Rhapsody Platform focuses on utilizing WIFI and Bluetooth Low Energy (“BLE”) for mobile app based setup and configuration. By utilizing an installer’s smart phone, the barrier for technical training is reduced as well as the potential commissioning and support needs of Telkonet for its value-added resellers. With continued enhancements to the Rhapsody Platform, Telkonet hopes to further grow both domestic and international value added resellers.

Narrative Description of the Business

Telkonet is the creator of the EcoSmart and Rhapsody Platforms of intelligent automation solutions designed to optimize energy efficiency, comfort and analytics in support of the emerging IoT. The platforms are deployed primarily in the hospitality, educational, governmental and other commercial markets, and is specified by engineers, HVAC professionals, building owners, and building operators.

EcoSmart Platform

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

The EcoSmart Platform provides comprehensive energy and operational savings, management monitoring, reporting, analytics of a property or individual room by adding intelligence to HVAC runtimes and through integrations with door locks, lighting, window coverings, and more end-user attributes. The EcoSmart Platform is a solution for reducing energy consumption, operational costs and carbon footprints, and eliminating the need for new energy generation in these markets – all while engaging and delighting guests.

Controlling energy consumption can make a significant impact on a building’s bottom line, as HVAC costs represent a substantial portion of a facility’s overall utility bill. Hospitality is a key market for Telkonet. U.S. hotels spend an average of $2,196 per room on energy costs each year. HVAC and lighting account for approximately 45% of hotel energy usage.3 Telkonet approaches the opportunity to reduce consumed energy by adding intelligence to a property’s HVAC and lighting systems.

Energy is often wasted through the lighting, powering, heating and cooling of unoccupied spaces. These spaces with intermittent occupancy constitute Telkonet’s target markets, and our experience, supported by independent research and customer data, suggests these rooms are unoccupied as much as 70% of the time.

_______________________

3 Lodging Staff, ‘Here’s Where Hotels Spend the Most on Energy’, Lodging Magazine.com, 2018,

https://lodgingmagazine.com/where-hotels-spend-most-energy/

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

Rhapsody Platform

Telkonet launched a new platform in 2020 named Rhapsody. Although the Rhapsody Platform shares many similarities with EcoSmart Platform, it extends beyond some EcoSmart capabilities with native support for our new devices that use WIFI and BLE for configuration and setup. It also provides a more modern architecture to allow for enhanced scalability of real time IOT data. For example, data reporting is instantaneous with the Rhapsody Platform because it is based on data change instead of 15-minute interval reporting like the EcoSmart Platform.  The main components that make up the Rhapsody Platform are:

•	Composer: The cloud-based dashboard that provides remote management, monitoring and reporting capabilities of supported hardware.

•	Conductor: The mobile app that assists with the installation and configuration of all supported hardware.

•	Sonata: The mobile app for End Users to control the thermostat and pair a TouchCombo thermostat with a WIFI network.

•	Melody API: The collection of interfaces available for third party data and command access to products running on the Rhapsody Platform. These interfaces include BACnet, GoogleRPC, and Rest API options.

Intelligent Energy Management

Telkonet’s energy management platforms apply and improve building intelligence to deliver energy and cost savings through controlling lighting, plugload and HVAC runtimes. Captured data may be presented on a grouped, property or room-by-room basis, allowing very granular management of in-room energy use and environmental conditions. Telkonet achieves this by leveraging our device platforms, including occupancy sensors and intelligent programmable thermostats connected with packaged terminal air conditioner (“PTAC”) controllers or any other terminal equipment HVAC products and managed wireless light switches and in wall electrical plugs to adjust and maintain energy consumption including a room’s temperature according to occupancy, eliminating wasteful heating and cooling of unoccupied rooms. All of these can be accomplished from the in-room devices or via any web-connected device, such as smart phones, tablets and laptop computers.

EcoSmart and Rhapsody are energy management platforms that deliver optimal, individual room energy savings without compromising occupant comfort, due to a proprietary technology named “Recovery Time”.

Recovery Time Technology

Telkonet’s HVAC controls feature Recovery Time, technology designed to maximize energy efficiency without sacrificing occupant comfort. When a room is occupied, the temperature selected by the occupant will be maintained by the Telkonet system. Once a Telkonet occupancy sensor determines that the room is unoccupied, the system adjusts the room temperature using Recovery Time. Unlike other systems, Recovery Time technology constantly performs calculations that evaluate how far each individual room’s temperature can drift from the occupant’s preferred setting (“set-point”), to harvest energy savings while still being able to return to the occupant’s set-point within a customer’s pre-defined period of time.

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

EcoSmart and Rhapsody Deliver Room-by-Room Savings

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

The EcoSmart and Rhapsody Platforms maximize energy reductions while at the same time ensuring occupant comfort, maximizing energy savings and extending equipment life expectancy. The technology is particularly attractive to customers in the hospitality industry, as well as the education, healthcare, public housing and government/military markets, who are constantly seeking ways to reduce costs and meet federal and state mandates without impacting building occupant comfort.

Using standard communication protocols, ensuring widespread adoption and a simple interface, Telkonet’s technology may also be integrated with utility controls, property management systems and building automation systems to be used in load shedding initiatives. This feature provides management companies and utilities enhanced opportunities for cost savings, environmental protections and energy management. Additionally, Telkonet’s energy management systems qualify for most state and federal energy efficiency and rebate programs.

Competitive Advantages

We believe our intelligent automation platforms, with our proprietary Recovery Time technology, deliver extensive differentiation against competing products, including:

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

Our open, scalable and standards-based architecture approach allows for truly custom deployments. The platforms integrate seamlessly with back-office management systems, property management systems, building automation systems, and utility demand/response programs, as well as additional third-party network architecture to recognize increased efficiency and savings.

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

Industry and Market Overview

A significant amount of the energy consumed by commercial buildings in the United States is used to cool, heat, or light the buildings.4 In an effort to remain competitive and manage expenses, governments, building owners, building tenants, and companies in general are looking for ways to become more efficient both fiscally and environmentally. The American Council for an Energy Efficient Economy reported that the cost of saving one unit of energy through energy efficiency is one-fifth (1/5) the cost required to generate that same unit of energy. As a result, we feel that the growth opportunities in the energy management market are in their infancy.

Telkonet’s key industries are all prime candidates for energy management, in part due to their utilizing energy “on-demand” or intermittently. Providing energy, and engaging the equipment to supply it, to those rooms and spaces only when occupied results in significant energy savings in addition to affording longer life and reduced maintenance to the HVAC systems.

_______________________

4 https://www.eia.gov/energyexplained/use-of-energy/commercial-buildings.php

Hospitality Industry

There is a constant balancing act for hotel operators between managing guest comfort and operating margins. Telkonet’s Recovery Time allows operators to manage operation costs yet still provide for a comfortable and engaging guest experience. Through Telkonet’s platforms, individual hospitality brands and properties can create a desired guest environment and still allow for energy savings via the Recovery Time algorithm.

Educational Industry

Telkonet approaches the education industry with strategic relationships with enterprise energy service companies (“ESCOs’) throughout the USA. Telkonet partners with ESCOs to include our energy management platforms for deployment within residence halls on university campuses. The ESCOs bundle our technology with other facility improvement measures designed to reduce operating costs across the entire campus, bundling solutions with acceptable ROI and which meet state mandated guidelines. ESCOs also structure self-funding financial transactions called “Performance Contracts” in which the savings are greater than the repayment costs, typically guaranteeing the financial and operational performance in this type of engagement. This type of approach can remove any capital expense barriers and improve adoption.

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

We believe that our platforms are important tools for participants in the education industry seeking to control student-related energy costs. We have focused our sales efforts on members of the education industry who are seeking to expand their energy efficiency initiatives as well as the ESCOs who target the educational marketplace and have thus far had success with at least one school district installing EcoSmart in each classroom throughout the district.

Governmental Industry

The Department of Defense (“DOD”) is the single largest energy consumer in the United States federal government – accounting for more than 76% of the entire federal government’s energy expenditures during FY2017.5 Thus, we view this market as strategically significant to Telkonet’s interests.

Our energy management platforms are already successfully incorporated into the energy initiatives in several military housing sites, military academies and barracks. Telkonet benefited from and continues to make use of government funding and other government contracts to provide our platforms for use on military bases and other facilities, helping both the DOD and the government as a whole achieve their long-term energy efficiency goals.

_______________________

5 https://fas.org/sgp/crs/natsec/R45832.pdf

Healthcare Industry

Healthcare organizations currently spend over $6.5 billion on energy each year, a cost which continues to rise in an effort to meet patient needs.6 This is viewed as an emerging market for energy management systems. Although hospitals have many specific regulatory mandates, Telkonet has been working closely with operators and developers of healthcare support facilities, like medical office buildings, assisted living and other similar facilities, to integrate our energy management initiatives into efficiency opportunities supported by state and federal energy programs. For example, hospital energy managers can use energy efficiency strategies to offset high costs caused by growing plug loads and rising energy prices. A typical 200,000-square-foot, 50-bed hospital in the U.S. annually spends $680,000, or roughly $13,611 per bed on electricity and natural gas. By increasing energy efficiency, hospitals can improve the bottom line and free up funds to invest in new technologies and improve patient care.

These facilities offer a commercial environment similar to the hospitality or educational housing markets, and the increasing aging population and assisted living markets presents attractive potential for energy efficiency. This market is expected to grow rapidly over the next several years due to its energy savings capabilities and an aging population.

MDU Industry

Public housing, which are properties owned and managed by the government, is an additional emerging market for energy management solutions. The tenants occupying these properties must meet specific eligibility requirements, and their utility bills are typically paid for by government programs. Many of the ESCO clients that Telkonet supports today have dedicated teams pursuing opportunities with the owners and operators of government-subsidized housing. Telkonet’s platforms are an ideal solution for conserving energy, allowing remote monitoring, and improving tenant comfort.

Competition for Markets

We currently compete primarily within commercial and industrial markets, including the hospitality, education, healthcare, governmental and MDU sectors. Within each target market, we offer savings through our intelligent automation platforms. Our products offer significant competitive and complementary benefits when compared with alternative offerings including Building Automation Systems (“BAS”) or Building Management Systems (“BMS”), static temperature occupancy-based systems, scheduling/programmable thermostats and high-efficiency HVAC systems.

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

The educational space is new to adopt occupancy-based controls. Our platforms have been introduced for use within student dormitories, which traditionally had few, if any, controls. More recently we’ve also been requested to install our products into classrooms, which traditionally have been an environment for BAS/BMS. Since the dormitory environment is very similar to the hospitality market, we believe we offer similarly-scaled energy savings. Since the market is still in its infancy, very few comparable offerings have entered the market but competitors within the hospitality segment are beginning to respond. Again, our key differentiators allow us to compete and win business in this space.

The healthcare and governmental markets are very similar in scope, relative to energy management systems. A key differentiator in these environments is the specific implementation being considered. Each market utilizes BAS/BMS for wide scale energy management initiatives. When addressing housing environments, including elderly care and assisted living facilities and military dormitories or barracks, Telkonet’s platforms are able to provide increased energy savings and efficiency. Competitors operating in the BAS/BMS space include Honeywell, Schneider Electric, Johnson Controls, Siemens, Trane and others, many of whom Telkonet partners with to provide a comprehensive and integrated energy management solution to effectively address energy efficiency opportunities in all types of facilities. The MDU market is split into two distinct categories, public and upscale residential housing. Public housing benefits similarly to hospitality and educational housing where intelligent, occupancy-based automation reduces operating costs.  Upscale residential facilities benefit from exclusive automation solutions and centralized data reporting resulting in maintenance efficiencies.

_______________________

6 https://www.energystar.gov/ia/partners/publications/pubdocs/Healthcare.pdf

Inventory

We are dependent on a limited number of vendors to provide certain inventory and components. We’ve not experienced significant problems or issues purchasing any essential materials, parts or components, but have experienced gross profit pressure as a result of price increases and the impact of tariffs (discussed below). We contract the majority of our inventory with ATR Manufacturing, based in China, which provides substantially all the manufacturing requirements for Telkonet’s energy management platforms. For the twelve months ended December 31, 2020, 91% of our total purchases were from ATR Manufacturing.

Customers

We are neither limited to, nor reliant upon, a single or narrowly segmented customer base to derive our revenues. Our current focus includes the hospitality, educational, governmental, healthcare, and MDU markets, as well as expanding into the consumer market specifically through our resale channel as part of our long term strategic growth.

For the year ended December 31, 2020, two customers represented approximately 28% of total net revenues. For the year ended December 31, 2019, two customers represented approximately 26% of total net revenues.

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

In addition, on November 30, 2020, Telkonet entered into a Wireless Network Patent License Agreement (the “License Agreement”) with Sipco, LLC (“Sipco”) and IPCO, LLC dba IntusIQ (collectively, the “Licensors”) in order to settle a patent infringement lawsuit without the expense of costly litigation. Without admission as to infringement, validity, or enforceability of the Licensed Patents (as defined in the License Agreement) or liability with respect to any claims of the complaint filed in the patent infringement lawsuit, Telkonet has agreed to pay certain royalty fees to the Licensors in exchange for the right under the Essential Claims (as defined in the License Agreement) of the Licensed Patents (as defined in the License Agreement), including multiple essential wireless mesh (“EWM”) patents to manufacture, have manufactured, sell, offer to sell, import, export, and use the Licensed Products (as defined in the License Agreement). The EWM patent portfolio covers technologies used in multi-hop wireless networks utilizing wireless protocols such as, but not limited to, Zigbee. The portfolio also covers applications including, but not limited to, home and building automation and industrial controls.

As of December 31, 2020, the Company had a current liability of approximately $28,000, included in accounts payable and a non-current liability of $500,000 included in accrued royalties – long-term recorded on its Consolidated Balance Sheet. The corresponding expense was recorded in the selling, general and administrative line of the Consolidated Statements of Operations. The payment of the royalty fees is expected to have a material and adverse impact on the Company’s results of operations and liquidity. See Note M – Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for a discussion of the patent infringement lawsuit and the License Agreement.

Government Regulation

As discussed in Part I, Item IA, given we purchase the majority of our inventory from a supplier based in China, we are subject to and have been adversely affected by the tariffs imposed by the United States Federal Government on imports of industrial sector products from China.

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

Research & Development

During the years ended December 31, 2020 and 2019, the Company spent $1,177,282 and $1,737,385, respectively, on research and development activities. Telkonet continues to invest in research & development to maintain and grow our competitive differentiation and customer value. Key initiatives for 2021 include:

•	expanding our Rhapsody product line to include a new HVAC Controller that supports WIFI, BLE and Zigbee,
•	growing our Rhapsody platform with new software and providing interfaces to property management systems and door lock systems,
•	enhancing our current EcoSmart products with new wireless capabilities to communicate with additional hospitality vendors, and
•	building on the core pieces of the Rhapsody platform to continue the expanding deployments further into our core markets.

Additional Information

Employees

As of March 24, 2021, we had 35 full-time employees.

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

Since inception through December 31, 2020, we have incurred cumulative losses of $128,255,391 and have never generated enough funds through operations to support our business. For the year ended December 31, 2020, we had a cash flow deficit from operations of $844,794. Further, without further cost cutting measures, working capital management, and/or enhanced revenues, the Company believes it is reasonably likely that it will breach a financial covenant under its Credit Facility at some time during 2021. See the “Going Concern and Management’s Plan” section in Note A – Basis of Presentation and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for a discussion of a potential default under the Credit Facility.

The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There can be no assurance that the Company will be able to obtain a covenant waiver or amendment, in which case the lender, Heritage Bank, could immediately declare all amounts due under the Company’s Credit Facility, terminate the Credit Facility, and foreclose on the Company’s assets. Further, the Credit Facility has a maturity date of September 30, 2021. There is no assurance that the Company will be able to extend the maturity date or that other financing will be available when the existing Credit Facility expires. The Company may also seek additional financing from alternative sources, but there is no assurance that such financing will be available at commercially reasonable terms, if at all.

If cash resources become insufficient to meet the Company’s ongoing obligations, the Company may be required to scale back or discontinue portions of its operations or discontinue operations entirely, pursue a sale of the Company or its assets at a price that may result in a significant or complete loss on investment for its shareholders, file for bankruptcy or seek other protection from creditors, or liquidate all its assets. In addition, if the Company defaults under the Credit Facility and is unable to pay the outstanding balance, Heritage Bank could foreclose on the Company’s assets. The Company’s shareholders may lose some or all of their investment as a result of any of these outcomes. Accordingly, and in light of the Company’s historic losses and potential inability to access sources of liquidity to continue its operations, there is substantial doubt about the Company’s ability to continue as a going concern. There was also substantial doubt about the Company’s ability to continue as a going concern for the consolidated financial statements for the year ended December 31, 2019.

The Company’s potential inability to comply with covenants under the Credit Facility could trigger prepayment obligations or other penalties and the Company may not be able to secure additional financing from alternative sources.

The Company is currently in compliance with the financial covenants in the loan agreement for the Credit Facility, which is secured by all of the Company’s assets. However, based on the Company’s current level of operations and forecasted cash flow analysis for the twelve-month period subsequent to the date of this filing, without further cost cutting measures, working capital management, and/or enhanced revenues, the Company believes it is reasonably likely that it will breach the covenant to maintain a minimum unrestricted cash balance of $2 million at some time during 2021, potentially as early as the second quarter of 2021. There can be no assurance the Company will be able to obtain a covenant waiver or amendment, in which case Heritage Bank could accelerate repayment of amounts borrowed, terminate its commitment to extend further credit, and foreclose on the Company’s assets. As of December 31, 2020, the outstanding balance on the Credit Facility was $267,289. There can be no assurance that the Company will be able to secure financing to refinance these borrowings at commercially reasonable terms, if at all.

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

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate strategic transactions.

We are currently authorized to issue 190,000,000 shares of common stock under our Amended Restated and Articles of Incorporation. As of March 24, 2021, we have issued 136,311,335 shares of common stock and have approximately 8,147,955 shares of common stock committed for issuance giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock. Due to the limited number of authorized shares available for issuance, we may not able to raise additional equity capital or complete a merger or other business combination unless we increase the number of shares we are authorized to issue. We would need to seek stockholder approval to increase the number of our authorized shares of common stock. We can provide no assurance that we will succeed in amending our Amended and Restated Articles of Incorporation to increase the number of shares of common stock we are authorized to issue.

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

Risks Related to Our Business and Operations

The Company’s operations, financial results, and liquidity have been materially and adversely impacted by the COVID-19 pandemic.

The Company’s sales and gross profits have decreased significantly resulting from a contraction in commercial demand for our products, a lower revenue conversion rate in our existing pipeline and significant one-off transactions from customers in 2019 that were not repeated in 2020.

Due to travel restrictions, social distancing and shelter at home edicts, the hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any. Rising cases of COVID-19 in certain areas, the emergence of new virus strains and a slow vaccine rollout have resulted in the reinstatement of restrictive social-distancing regulations that limit both group and individual travel. Business travel, which comprises the largest source of hotel revenue, remains very limited. Although a slow return is expected in the second half of 2021, business travel is not expected to return to 2019 levels until at least 2023.7 According to an STR forecast, until group, business and international demand returns, U.S. hotel occupancy rates will not exceed 50% in 2021. Moreover, full recovery of revenue per available room (RevPAR) is unlikely to return to pre-pandemic levels until the end of 2024.8

Further, both the health and economic aspects of the COVID-19 pandemic are highly fluid and the future course of each is uncertain. We cannot predict whether the outbreak of COVID-19 will be effectively contained on a sustained basis. Depending on the length and severity of the COVID-19 pandemic, the demand for our products, our customers’ ability to meet payment obligations to the Company, our supply chain and production capabilities, and our workforces’ ability to deliver our products and services could be impacted. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. While we expect this disruption to continue to have a material adverse impact on our results of operations, financial condition and cash flows, the Company is unable to reasonably determine the full extent of the impact at this time.

Tariffs have had, and continued tariffs and evolving trade policy between the United States and China, may have a material adverse effect on our business.

During 2018, the United States Federal Government imposed significant tariffs on imports from numerous countries, including China. Subsequent to this, the Office of the United States Trade Representative (“USTR”) announced an initial proposed list of imports from China that could be subject to additional tariffs. The list of imports for which Customs and Border Protection began collecting additional duties during July 2018, focuses on the industrial sector. The Company’s main supplier, accounting for approximately 91% of total purchases in 2020, is located in China. The products that the Company purchases from the supplier are subject to up to 25% tariffs. As a result of the tariffs, our cost of sales has increased.

The Biden administration has not stated whether it will ultimately remove or alter any of the tariffs, but has indicated that it will not make any immediate changes. There continues to be significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. These changes have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the United States and other nations. If additional tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might create forecasting difficulties for us and cause our customers and business partners to place fewer orders for our products and services, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

_______________________

7 Fox, Jena Tesse. “AHLA report ties recovery to optimistic leisure travelers.” Hotel Management January/February 2021: 10.

8 Fox, Jena Tesse. “STR, HVS chart “slow climb’ to full hotel industry recovery.” Hotel Management December 2020: 6.

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

We depend on a limited number of third party suppliers to provide the components and the equipment required to deliver our solutions, with purchases from one supplier comprising approximately 91% of total purchases for the year ended December 31, 2020. If these providers fail to perform their obligations under our agreements with them or we are unable to renew these agreements, we may be forced to suspend the sale and deployment of our products and services and enrollment of new customers, which would have an adverse effect on our business, prospects, financial condition and operating results.

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

The Company recently settled a patent infringement lawsuit and recorded a contingent liability of $600,000; actual expenses may exceed this amount.

On June 30, 2020, Sipco filed a lawsuit against the Company (the “Sipco Lawsuit”) alleging infringement on multiple EWM patents held by Sipco. On November 30, 2020, the Company entered into the License Agreement in order to settle the Sipco Lawsuit, without the expense of costly litigation. As of December 31, 2020, the Company has a current liability of approximately $28,000 included in accounts payable and a non-current liability of $500,000 included in accrued royalties – long-term recorded on its Consolidated Balance Sheet. The corresponding expense was recorded in the selling, general and administrative line of the Consolidated Statements of Operations. The payment of the royalty fees is expected to have a material and adverse impact on the Company’s results of operations and liquidity. See Note M – Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for a discussion of the patent infringement lawsuit and the License Agreement.

We may incur substantial damages due to other litigation.

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. If it were determined that our products infringe the intellectual property rights of another, we could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Additionally, if it were determined that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially re-engineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms or at all, or to re-engineer our products successfully. Similar to the Sipco Lawsuit and License Agreement discussed above, any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

We have identified material weaknesses in our internal controls as of December 31, 2020 that, if not properly remediated, could result in material misstatements in our financial statements.

Based on an evaluation of our disclosure of internal controls and procedures as of December 31, 2020, our management has concluded that, as of such date, there were material weaknesses in our internal control over financial reporting related to a lack of segregation of duties due to the limited size of the Company’s accounting department, a failure to implement adequate internal control over financial reporting including in our IT general control environment and the need for a stronger internal control environment particularly in our financial reporting and close process. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. As disclosed in Item 9A of Part II of this report, because of the material weaknesses identified by the Company, our consolidated financial statements may contain material misstatements that would require restatement of the Company’s financial results in this report. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  At present, the Company does not expect to hire additional personnel to remediate these control deficiencies in the near future.

Until and if these material weaknesses in our internal control over financial reporting are remediated, there is a reasonable possibility that material misstatements of our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner. Material misstatements in our financial statements could result in litigation or regulatory enforcement actions, which would require additional financial and management resources; loss of investor confidence; and delays in filing required financial disclosures, one or more of which could have a material adverse effect on our business and financial condition. The Company believes the consolidated financial statements as of December 31, 2020 and 2019 are free of material misstatements.

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

Involvement in a war or other military action or acts of terrorism may cause significant disruption to commerce throughout the world and may cause people to limit travel. To the extent that such disruptions result in (i) delays or cancellations of customer orders, (ii) declines in spending in the hospitality industry, our largest market that generally accounts for a majority of our revenue, (iii) a general decrease in consumer spending on information technology, (iv) our inability to effectively market and distribute our services or products or (v) our inability to access capital markets, our business and results of operations could be materially and adversely affected. We are unable to predict whether the involvement in a war or other military action will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on our business, results of operations, or financial condition.

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

Our suppliers may also experience financial difficulties, which could result in our having difficulty sourcing the materials and components we use in producing our products and providing our services. This risk is increased given we depend on a limited number of third party suppliers to provide the components and the equipment required to deliver our solutions, with purchases from one supplier comprising approximately 91% of total purchases for the year ended December 31, 2020. If we encounter such difficulties, we may not be able to produce our products for our customers in a timely fashion which could have an adverse effect on our results of operations, financial condition and cash flows.

Changes in the economy and credit markets may adversely affect our future results of operations.

Our operations and performance depend to some degree on general economic conditions and their impact on our customers’ finances and purchase decisions, particularly given the hospitality industry generally accounts for a majority of our revenue. As a result of economic events, potential customers may elect to defer purchases of capital equipment items, such as the products we manufacture and supply. Additionally, the credit markets and the financial services industry are subject to change. While the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on our customers’ ability to fund their operations thus adversely impacting their ability to purchase our products or to pay for our products on a timely basis, if at all. These and other economic factors could have a material adverse effect on demand for our products, the collection of payments for our products and on our financial condition and operating results.

We may not be able to obtain payment and performance bonds, which could have a material adverse effect on our business.

Our ability to deploy our suite of products into the energy management initiatives in federally funded or assisted projects may rely on our ability to obtain payment and performance bonds which may be an essential element to work orders for the installation of our products and services. If we are unable to obtain payment and performance bonds in a timely fashion as required by an applicable work order, we may not be entitled to payment under the work order until such bonds have been provided or until such a requirement is expressly waived. In addition, any delays due to a failure to furnish bonds may not entitle us to a price increase for the work or an extension of time to complete the work and may entitle the other party to terminate our work order without liability and to indemnify such party from damages suffered as a result of our failure to deliver the bonds and the termination of the work order. As a result, the failure to obtain bonds where required could negatively impact our business, results of operations, and prospects.

Risks Relating to the Ownership of Our Common Stock

If the Company is unable to continue as a going concern, the Company’s shareholders may lose some or all of their investment.

As discussed above, we have a history of operating losses and an accumulated deficit, expect to continue to incur operating losses and negative operating cash flows for one year beyond the date of these financial statements, may not be able to access sources of liquidity to continue our operations, and as a result, there is substantial doubt about our ability to continue as a going concern. If cash resources become insufficient to meet the Company’s ongoing obligations and we are unable to secure financing at commercially reasonable terms, if at all, the Company will be required to scale back or discontinue portions of its operations or discontinue operations entirely, whereby, the Company’s shareholders may lose some or all of their investment.

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

As of December 31, 2020, we had outstanding employee options to purchase a total of 3,349,793 shares of common stock at exercise prices ranging from $0.14 to $1.00 per share, with a weighted average exercise price of $0.16. As of December 31, 2020, we had warrants outstanding to purchase a total of 250,000 shares of common stock at an exercise price of $0.20 per share. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise could be dilutive to existing stockholders and could adversely affect the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

In October 2013, the Company entered into a lease agreement for 6,362 square feet of commercial office space in Waukesha, Wisconsin for its corporate headquarters. On April 7, 2017, the Company executed an amendment to the existing lease to expand another 3,982 square feet, bringing the total leased space to 10,344 square feet, and extending the lease term for the total leased space from May 1, 2021 to April 30, 2026. The commencement date for this amendment was July 15, 2017.

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

ITEM 3.  LEGAL PROCEEDINGS.

On June 30, 2020, Sipco filed a lawsuit against the Company in the United States District Court for the Eastern District of Wisconsin (Case No. 20-CV-00981) alleging infringement on multiple EWM patents held by Sipco. See Note M – Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for a discussion of the License Agreement entered into on November 30, 2020 by and among the Company, Sipco, and IPCO, LLC dba IntusIQ in order to settle the Sipco Lawsuit, without the expense of costly litigation. Pursuant to the terms of the License Agreement, on November 30, 2020, Sipco and the Company filed a Stipulation of Dismissal in the United States District Court for the Eastern District of Wisconsin to stipulate to the dismissal of the Sipco Lawsuit in its entirety, with prejudice.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, other than the Sipco Lawsuit discussed above and which has been terminated, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

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

Record Holders

As of March 24, 2021, we had 207 holders of record of our common stock and 136,311,335 shares of our common stock issued and outstanding.

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

Going Concern and Impact of the COVID-19 Pandemic

Since inception through December 31, 2020, we have incurred cumulative losses of $128,255,391 and have never generated enough cash through operations to support our business. For the year ended December 31, 2020, we had a cash flow deficit from operations of $844,794. The Company has made significant investments in the engineering, development and marketing of its intelligent automation platforms, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to, and continues to contribute to, the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, Credit Facility capacity, the sale of a wholly-owned subsidiary, and the management of working capital levels. The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2020 and the report from our former independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 each state that there is a substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The Company’s sales and gross profits have decreased significantly resulting from a contraction in commercial demand for our products, a lower revenue conversion rate in our existing pipeline and significant one-off transactions from customers in 2019 were not repeated in 2020. Due to travel restrictions, social distancing and shelter at home edicts, the hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any. Rising cases of COVID-19 in certain areas, the emergence of new virus strains and a slow vaccine rollout have resulted in the reinstatement of restrictive social-distancing regulations that limit both group and individual travel. Business travel, which comprises the largest source of hotel revenue, remains nearly nonexistent. Although a slow return is expected in the second half of 2021, business travel is not expected to return to 2019 levels until at least 2023.9 According to an STR forecast, until group, business and international demand returns, U.S. hotel occupancy rates will not exceed 50% in 2021. Moreover, full recovery of revenue per available room (RevPAR) is unlikely to return to pre-pandemic levels until the end of 2024.10

In addition, on November 30, 2020, the Company entered into the License Agreement with Sipco and IPCO, LLC dba IntusIQ in order to settle a patent infringement lawsuit without the expense of costly litigation. As of December 31, 2020, we had $528,000 in liabilities recorded on our Consolidated Balance Sheet for future royalty fees ($28,000 accounts payable and $500,000 long-term liability). The corresponding expense was recorded in the selling, general and administrative line of the Consolidated Statements of Operations. The payment of the royalty fees is expected to have a material and adverse impact on the Company’s results of operations and liquidity. See Note M – Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for a discussion of the patent infringement lawsuit and the License Agreement.

See Part I, Item 1. “Business” of this Annual Report on Form 10-K and the Liquidity and Capital Resources” section below for a discussion of the steps the Company has and is continuing to take to focus on preserving liquidity, managing expenses, and targeted sales and new product growth.

_______________________

9 Fox, Jena Tesse. “AHLA report ties recovery to optimistic leisure travelers.” Hotel Management January/February 2021: 10.

10 Fox, Jena Tesse. “STR, HVS chart “slow climb’ to full hotel industry recovery.” Hotel Management December 2020: 6.

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

Identify the performance obligations

The Company will enter into product only contracts that contain a single performance obligation related to the transfer of products to a customer.

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

Customer contracts will typically contain upfront deposits that will be applied against future invoices, as well as customer retainage. The intent of any required deposit or retainage is to ensure that the obligations of either party are honored and follow customary industry practices. In addition, the Company will typically be paid in advance at the beginning of any support contracts, consistent with industry practices. None of these payment provisions are intended to represent significant implicit financing. The Company’s standard payment terms are thirty days from invoice date. Products are fully refundable when returned in their original packaging without damage or defacing less a restocking fee. Historical returns have shown to be immaterial. The Company offers a standard one-year assurance warranty. However customers can purchase an extended warranty. Under the revenue standard, extended warranties are accounted for as a service warranty, requiring the revenue to be recognized over the extended service periods. Contracts involving an extended warranty are immaterial and will continue to be combined with support revenue and recognized on a straight-line basis over the support revenue term.

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

Revenue Recognition

The Company recognizes revenues from product only sales at a point in time when control over the product has transferred to the customer. As the Company’s principal terms of sale are FOB shipping point, the Company primarily transfers control and records revenue for product only sales upon shipment.

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

Revenues from support services are recognized over time, in even daily increments over the term of the contract, and are presented as “Recurring Revenue” in the Statements of Operations.

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billing occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Consolidated Balance Sheet.

Contract liabilities include monthly support service fees, customer deposits, and billings in advance of revenue recognition. The long term portion of these liability balances represent the amount of revenues that will be recognized after December 31, 2021.

Contract Fulfillment Cost

The Company recognizes related costs of the contract over time in relation to the revenue recognition. Costs included within the projects relate to the cost of material, direct labor and costs of outside services utilized to complete projects. These are presented as “Contract assets” in the Consolidated Balance Sheet.

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

Inventory Obsolescence

Inventories consist of thermostats, sensors and controllers for Telkonet’s product platforms. These inventories are purchased for resale and do not include manufacturing labor and overhead. Inventories are stated at the lower of cost or net realizable value determined by the first in, first out (FIFO) method. The Company’s inventories are subject to technological obsolescence. Management evaluates the net realizable value of its inventories on a quarterly basis and when it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount.

Guarantees and Product Warranties

The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the years ended December 31, 2020 and 2019, the Company experienced approximately between 1% and 3% of returns related to product warranties. As of December 31, 2020 and 2019, the Company recorded warranty liabilities in the amount of $45,328 and $58,791, respectively, using this experience factor range.

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

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The Company’s operations and financial results have been impacted by the COVID-19 pandemic. As further discussed below, the Company’s sales and gross profits have decreased significantly resulting from a contraction in commercial demand for our products, a lower revenue conversion rate in our existing pipeline and significant one-off transactions from customers in 2019 were not repeated in 2020. Further, significant uncertainty remains regarding the full impact of the COVID-19 pandemic – both in terms of the health and economic aspects – and the timing of any recovery in markets such as hospitality, our largest market that generally accounts for a majority of our revenue.

Revenues

The table below outlines our product versus recurring revenues from operations for comparable periods:

	Year Ended December 31,
	2020		2019		Variance

Product	$5,742,251	88%	$11,212,854	94%	$(5,470,603)	(49%	)
Recurring	751,619	12%	769,342	6%	(17,723)	(2%	)
Total	$6,493,870	100%	$11,982,196	100%	$(5,488,326)	(46%	)

Product Revenue

Product revenue principally arises from the sale and installation of energy management platforms. The suite of products consists of thermostats, sensors, controllers, wireless networking products, switches, outlets and a control platform.

For the year ended December 31, 2020, product revenues decreased by 49% or $5.47 million when compared to the prior year due to year-over-year volume declines, which were partially offset by certain portfolio pricing increases that were implemented prior to the COVID-19 pandemic. Specifically, the decreases were primarily attributable to lower volume generated from value-added resellers and distribution partners. Product revenues derived from value-added resellers and distribution partners were $4.51 million for the year ended December 31, 2020, a decrease of 47% compared to the prior year period.

For the year ended December 31, 2020, all major industry sectors decreased when compared to the prior year period. Hospitality revenues decreased $3.63 million to $4.94 million, government revenues decreased $0.82 million to $0.21 million, education revenues decreased $0.60 million to $0.44 million and MDU revenues decreased $0.42 million to $0.14 million. For the year ended December 31, 2020, international revenues decreased $1.16 million to $0.76 million when compared to the prior year period. The decrease in international revenues was primarily driven by non-repeatable revenues from three customers in 2019 and limited international revenues in 2020.

Backlogs were approximately $2.64 million and $2.71 million at December 31, 2020 and 2019, respectively.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service period for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the year ended December 31, 2020, recurring revenue decreased by 2% when compared to the prior year period. The decrease was related to decreased unit sales of call center support services.

Cost of Sales

The tables below outline product versus recurring cost of sales, along with respective amounts of those costs as a percentage of revenue for the comparable periods:

	Year ended December 31,
	2020		2019		Variance

Product	$3,527,977	61%	$6,703,494	60%	$(3,175,517)	(47%	)
Recurring	80,580	11%	301,500	39%	(220,920)	(73%	)
Total	$3,608,557	56%	$7,004,994	58%	$(3,396,437)	(49%	)

Costs of Product Revenue

Costs of product revenue include materials and installation labor related to Telkonet’s platform technology. For the year ended December 31, 2020, product costs decreased 47% compared to the prior year period based upon lower revenues. The variance was primarily attributable to decreases in material costs of $2.00 million, logistical expenses of $0.30 million, inclusive of import tariffs, the use of installation subcontractors of $0.63 million and salary expense of $0.10 million. Material costs as a percentage of product revenues were 39%, a decrease of 2%, compared to the prior year period.

Costs of Recurring Revenue

Recurring revenue costs are comprised primarily of call center support labor. For the year ended December 31, 2020, recurring revenue costs decreased by 73% when compared to the prior year period. The variance was primarily due to decreases in call center staffing as the Company migrated to a combination of internal and external solutions.

Gross Profit

The tables below outline product versus recurring gross profit, along with respective actual gross profit percentages for the comparable periods:

	Year ended December 31,
	2020		2019		Variance

Product	$2,214,274	39%	$4,509,360	40%	$(2,295,086)	(51%	)
Recurring	671,039	89%	467,842	61%	203,197	43%
Total	$2,885,313	44%	$4,977,202	42%	$(2,091,889)	(42%	)

Gross Profit on Product Revenue

Gross profit for the year ended December 31, 2020 decreased 51% when compared to the prior year period, while the actual gross profit percentage decreased 1% to 39%. The decrease in gross profit was primarily attributable to a decline in revenues of $5.47 million partially offset by decreases in material costs of $2.00 million, logistical expenses of $0.30 million, inclusive of import tariffs, the use of installation subcontractors of $0.63 million and salary expense of $0.10 million. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 7% on the actual gross profit percentage for the year ended December 31, 2020, compared to approximately 6% for the year ended December 31, 2019.

Gross Profit on Recurring Revenue

Gross profit for the year ended December 31, 2020 increased 43% when compared to the prior year period. The increase was primarily due to decreases in call center staffing as the Company migrated to a combination of internal and external solutions decreased call center staffing.

Operating Expenses

The tables below outline operating expenses for the comparable periods, along with percentage change:

	Year ended December 31,
	2020	2019	Variance

Total	$5,990,918	$6,958,559	$967,641	(14%	)

The Company’s operating expenses are comprised of research and development, selling, general and administrative expenses and depreciation and amortization expense. During the year ended December 31, 2020, operating expenses decreased by 14% when compared to the prior year as outlined below.

Research and Development

	Year ended December 31,
	2020	2019	Variance

Total	$1,177,282	$1,737,385	$(560,103)	(32%	)

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. For the year ended December 31, 2020, research and development costs decreased by 32% when compared to the prior year period. The variance is primarily attributable to decreases in expenses incurred with third-party consultants of $0.41 million, certification expenses of $0.04 million and salary expense of $0.07 million.

Selling, General and Administrative Expenses

	Year ended December 31,
	2020	2019	Variance

Total	$4,754,783	$5,155,092	$(400,309)	(8%	)

For the year ended December 31, 2020, selling, general and administrative expenses decreased by 8% compared to the prior year period. The variance is primarily attributable to decreases in trade shows of $0.25 million, audit fees of $0.09 million, marketing and advertising expenses of $0.11 million, salary and recruitment of $0.48 million, 401k employer match of $0.07 million and sales commissions of $0.18 million, partially offset by a $0.63 million increase in royalty fees, a $0.16 million increase in legal expenses and an $0.09 million increase in temporary staffing.

The $0.63 million in royalty fees was comprised of (a) a $0.60 million expense recorded in the third quarter of 2020 when the Company recorded an accrued liability of $0.60 million ($0.10 million as a current accrued liability and $0.50 as a long-term accrued liability) based on the Company’s best estimate of costs related to the settlement of the Sipco Lawsuit, and (b) a $0.03 million expense recorded in the fourth quarter of 2020 related to actual royalty payments made during the quarter. The quarterly payments through December 31, 2021 are variable based on a percentage of the Company and its affiliates’ sales of applicable products. Based on the Company and its affiliates’ applicable sales in the three months ended September 30, 2020 and the three months ended December 31, 2020, the royalty fee was approximately $0.06 for the third quarter of 2020 and approximately $0.03 million for the fourth quarter of 2020. Beginning on January 1, 2022 through December 31, 2024, the quarterly payments are the greater of a percentage of sales of applicable products or the minimum dollar amount specified in the License Agreement. The amount recorded as an accrued liability on the Company’s Consolidated Balance Sheet is based on the contractual minimum dollar amounts. See Note M – Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for summary of the terms of the License Agreement, including future payment obligations. There were no royalty fees in the year ended December 31, 2019.

Non-GAAP Financial Measures

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and stock-based compensation can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), operating income (loss), or any other measure for determining operating performance or liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the years ended December 31, 2020 and 2019, the Company excluded items in the following general categories described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous year.

RECONCILIATION OF NET LOSS

TO ADJUSTED EBITDA

FOR THE YEARS ENDED DECEMBER 31,

	2020	2019
Net loss	$(3,149,852)	$(1,934,133)
Interest expense, net	21,645	53,139
Income tax provision (benefit)	22,602	(100,363)
Depreciation and amortization	58,853	66,082
EBITDA	(3,046,752)	(1,915,275)
Adjustments:
Stock-based compensation	7,262	7,262

Adjusted EBITDA	$(3,039,490)	$(1,908,013)

Liquidity and Capital Resources

For the year ended December 31, 2020, the Company reported a net loss of $3,149,852 and had cash used in operating activities of $844,794, and ended the year with an accumulated deficit of $128,255,391 and total current assets in excess of current liabilities of $1,701,684. At December 31, 2020, the Company had $3,011,811 of cash and approximately $442,000 of availability on its Credit Facility. The Credit Facility is a $2,000,000 line of credit, which is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory, each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable as well as financial covenants including a requirement to maintain a minimum unrestricted cash balance of $2,000,000. As of December 31, 2020, we had a total borrowing base of approximately $759,000, an outstanding balance of $267,289, and a cash management services reserve of $50,000, resulting in the availability of approximately $442,000 on the Credit Facility.

Since inception through December 31, 2020, we have incurred cumulative losses of $128,255,391 and have never generated enough cash through operations to support our business. For the year ended December 31, 2020, we had a cash flow deficit from operations of $844,794. The Company has made significant investments in the engineering, development and marketing of its intelligent automation platforms, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to, and continues to contribute to, the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, Credit Facility capacity, the sale of a wholly-owned subsidiary, and the management of working capital levels. The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2020 and the report from our former independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 each state that there is a substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The Company’s sales and gross profits have decreased significantly resulting from a contraction in commercial demand for our products, a lower revenue conversion rate in our existing pipeline and significant one-off transactions from customers in 2019 were not repeated in 2020. Due to travel restrictions, social distancing and shelter at home edicts, the hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any. Rising cases of COVID-19 in certain areas, the emergence of new virus strains and a slow vaccine rollout have resulted in the reinstatement of restrictive social-distancing regulations that limit both group and individual travel. Business travel, which comprises the largest source of hotel revenue, remains nearly nonexistent. Although a slow return is expected in the second half of 2021, business travel is not expected to return to 2019 levels until at least 2023.11 According to an STR forecast, until group, business and international demand returns, U.S. hotel occupancy rates will not exceed 50% in 2021. Moreover, full recovery of revenue per available room (RevPAR) is unlikely to return to pre-pandemic levels until the end of 2024.12

In addition, on November 30, 2020, the Company entered into the License Agreement with Sipco and IPCO, LLC dba IntusIQ in order to settle a patent infringement lawsuit without the expense of costly litigation. As of December 31, 2020, the Company had a current liability of approximately $28,000 included in accounts payable and a non-current liability of $500,000 included in accrued royalties – long-term recorded on its Consolidated Balance Sheet. The corresponding expense was recorded in the selling, general and administrative line of the Consolidated Statement of Operations. The payment of the royalty fees is expected to have a material and adverse impact on the Company’s results of operations and liquidity. See Note M – Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for a discussion of the patent infringement lawsuit and the License Agreement.

________________________

11 Fox, Jena Tesse. “AHLA report ties recovery to optimistic leisure travelers.” Hotel Management January/February 2021: 10.

12 Fox, Jena Tesse. “STR, HVS chart “slow climb’ to full hotel industry recovery.” Hotel Management December 2020: 6.

The Company has taken, and is continuing to take, a number of actions to preserve cash. These actions include suspending the use of engineering consultants and cancelling all non-essential travel and the Company’s attendance at tradeshows (implemented prior to applicable government stay-at-home orders being put in place). In early April of 2020, management made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020. With the receipt of the PPP Loan (discussed below), the Company was able to bring back the furloughed employees, restore payroll to prior levels and delay suspension of the 401(k) match. However, the pandemic continued to impact the Company’s operations and financial results, and consequently, in late June of 2020 management once again made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2021. The furloughs and pay cuts continued through September 2020, at which time management determined it was necessary to discontinue the furloughs and pay cuts in order to retain necessary personnel for the Company’s ongoing operations.

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

In addition to the actions noted above, on April 21, 2020, the Company entered into an unsecured promissory note, dated April 17, 2020 (“the PPP Loan”), with Heritage Bank, a California state chartered bank (“Heritage Bank”) for a $913,063 loan under the Paycheck Protection Program (“PPP”). In January 2021, the Company applied for forgiveness of the amount due on the PPP Loan. On February 16, 2021, the outstanding principal and interest accrued on the PPP Loan was fully forgiven. See Note G – Debt in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for a summary of the terms of the PPP Loan.

The Company also has a $2 million revolving credit facility with Heritage Bank (the “Credit Facility”), which is secured by all of the Company’s assets. The Company is currently in compliance with the financial covenants in the loan agreement for the Credit Facility.  However, based on the Company’s current level of operations and forecasted cash flow analysis for the twelve-month period subsequent to the date of this filing, without further cost cutting measures, working capital management, and/or enhanced revenues, the Company believes it is reasonably likely that it will breach the covenant to maintain a minimum unrestricted cash balance of $2 million at some time during 2021, potentially as early as the second quarter of 2021.  Violation of any covenant under the Credit Facility provides Heritage Bank with the option to accelerate repayment of amounts borrowed, terminate its commitment to extend further credit, and foreclose on the Company’s assets. As of December 31, 2020, the outstanding balance on the Credit Facility was $267,289 with a maturity date of September 30, 2021.

The Company has had discussions the possibility of a waiver or a change to the financial covenant with Heritage Bank. Any covenant waiver or amendment could lead to increased costs, increased interest rates, additional restrictive covenants, a decrease in the size of the credit facility, and other lender protections. There is no assurance, however, that the Company will be able to obtain a covenant waiver or amendment, in which case Heritage Bank could immediately declare all amounts due under the Credit Facility, terminate the Credit Facility, and foreclose on the Company’s assets. Currently, the Company has sufficient cash balances to pay the amounts due under the Credit Facility. However, depending on the timing of a default and the Company’s ongoing use of cash reserves and the Credit Facility to finance its near-term working capital needs, there is no assurance that at the time of a default that the Company would have sufficient cash balances to pay the amounts due at such time. The Company may also seek additional financing from alternative sources, but there is no assurance that such financing will be available at commercially reasonable terms, if at all.

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

If cash resources become insufficient to meet the Company’s ongoing obligations, the Company may be required to scale back or discontinue portions of its operations or discontinue operations entirely, pursue a sale of the Company or its assets at a price that may result in a significant or complete loss on investment for its shareholders, file for bankruptcy or seek other protection from creditors, or liquidate all its assets. In addition, if the Company defaults under the Credit Facility and is unable to pay the outstanding balance, Heritage Bank could foreclose on the Company’s assets. The Company’s shareholders may lose some or all of their investment as a result of any of these outcomes. Accordingly, and in light of the Company’s historic losses and potential inability to access sources of liquidity to continue its operations, there is substantial doubt about the Company’s ability to continue as a going concern. There was also substantial doubt about the Company’s ability to continue as a going concern for the consolidated financial statements for the year ended December 31, 2019.

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

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at December 31, 2020 and 7.75% at December 31, 2019. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On November 6, 2019, the eleventh amendment to the Credit Facility was executed to extend the maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant. The eleventh amendment was effective as of September 30, 2019.

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

The outstanding balance on the Credit Facility was $267,289 and $624,347 at December 31, 2020 and 2019 and the remaining available borrowing capacity was approximately $442,000 and $424,000, respectively. As of December 31, 2020, the Company was in compliance with all financial covenants.

See the “Liquidity and Capital Resources” section above for a discussion of a potential default under the Credit Facility.

Paycheck Protection Program

On April 21, 2020, the Company entered into an unsecured promissory note, dated as of April 17, 2020 (“the PPP Loan”), with Heritage Bank under the PPP administered by the United States SBA and authorized by the Keeping American Workers Employed and Paid Act, which is part of the CARES Act, enacted on March 27, 2020. The principal amount of the PPP Loan was $913,063 and it accrued interest at a rate of 1.0% per annum and had a maturity date of April 21, 2022. The outstanding balance was $913,063 at December 31, 2020. In January 2021, the Company applied for forgiveness of the amount due on the PPP Loan. On February 16, 2021, the outstanding principal and interest accrued on the PPP Loan was fully forgiven. See Note G – Debt in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for a summary of the terms of the PPP Loan.

Cash Flow from Operations Analysis

Cash used in operating activities of operations was $844,794 and $1,875,846 during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, and managing current liabilities. The working capital changes during the year ended December 31, 2020 were primarily related to an approximate $1,418,000 decrease in net accounts receivable, a $235,000 increase in current contract liabilities, partially offset by an approximate $223,000 decrease in accounts payable. The primary working capital change during the year ended December 31, 2019 were primarily related to an approximate $1,202,000 increase in net accounts receivable, a $417,000 decrease in current contract liabilities, partially offset by an approximate $857,000 increase in accounts payable, a $418,000 decrease in net inventory, and a $326,000 decrease in prepaid expenses. Accounts receivable fluctuates based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

There was no cash used in investing activities during the year ended December 31, 2020. Cash used in investing activities was $5,318 to purchase computer equipment during the year ended December 31, 2019.

Cash provided by financing activities was $556,005 and $502,873 during the years ended December 31, 2020 and 2019, respectively. Proceeds from the PPP loan were $913,063, proceeds borrowed from the line of credit were $5,835,000 and cash used for payments on the line of credit were $6,192,058 during the year ended December 31, 2020. Proceeds borrowed from the line of credit were $11,739,000 and cash used for payments on the line of credit were $11,236,127 during the year ended December 31, 2019.

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

New Accounting Pronouncements

See Note B – New Accounting Pronouncements in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for a description of new accounting pronouncements.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer each evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 and 15d-15 were not effective as of December 31, 2020 as a result of the material weaknesses discussed below.

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

With the participation of our Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on the COSO framework criteria.

Management did not properly design or maintain effective controls over certain aspects of the control environment and monitoring components of COSO. We did not have a sufficient complement of accounting and financial personnel with an appropriate level of knowledge to address technical accounting and financial reporting matters in accordance with GAAP and the Company’s overall financial reporting requirements. We also lack sufficient information technology resources to address our IT general control environment requirements. The failures within the control environment and monitoring components contributed to the following control activity level material weaknesses:

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

As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address deficiencies or modify the remediation efforts. Until the remediation efforts that our senior management may identify as necessary, are completed, tested and determined effective, the material weaknesses described above will continue to exist. At present, the Company does not expect to hire additional personnel to remediate these control deficiencies in the near future.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements as of and for the year ended December 31, 2020 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Notwithstanding the identified material weaknesses, our management has concluded that the audited financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 fairly state, in all material respects, our financial position, results of operations, cash flows, and changes in stockholders’ equity as of and for the periods presented in accordance with U.S. GAAP.

Under applicable Securities Law, the Company is not required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly, such an attestation has not been obtained or included in this Annual Report.

Attestation Report of the Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls

Other than the material weaknesses discussed above, during the year ended December 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Pursuant to General Instruction G(3), information on directors and executive officers of the Registrant and corporate governance matters is incorporated by reference from our definitive proxy statement on Schedule 14A in connection with our 2021 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2020 (the “2021 Proxy Statement”).

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

ITEM 11.  EXECUTIVE COMPENSATION.

Pursuant to General Instruction G(3), information on executive compensation is incorporated by reference from the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners and management and related stockholder matters are incorporated by reference from the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders as of December 31, 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,599,793	(1)	$0.16	10,000,000	(2)
Equity compensation plans not approved by security holders	–		–	–
Total	3,599,793	(1)	$0.16	10,000,000	(2)

(1)	3,599,793 shares of common stock to be issued upon exercise of options and warrants issued under the 2010 Amended and Restated Stock Option and Incentive Plan, as amended.
(2)	10,000,000 shares of common stock available for future issuance under the 2020 Stock Option and Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence is incorporated by reference from the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pursuant to General Instruction G(3), information on principal accounting fees and services is incorporated by reference from the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm, Wipfli LLP

Report of Independent Registered Public Accounting Firm, BDO USA, LLP

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the Years ended December 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for Years ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

Additional Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

	(3)	Exhibits required to be filed by Item 601 of Regulation S-K

EXHIBIT INDEX

The following exhibits are included herein or incorporated by reference:

Exhibit Number	Description Of Document

2.1	Asset Purchase Agreement by and among EthoStream, LLC, Telkonet, Inc., and DCI-Design Communications, dated as of March 28, 2017 (incorporated by reference from Exhibit 2.1 to our Form 8-K (File No. 001-31972) filed on March 31, 2017)
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to our Form S-8 (File No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to our Registration Statement on Form S-1(File No. 333-108307), filed on August 28, 2003
3.3	Amendment to Amended and Restated Articles of Incorporation of Telkonet, Inc. (incorporated by reference from Exhibit 3.5 to Telkonet, Inc.’s Annual Report on Form 10-K (File No. 001-31972), filed on March 30, 2011)
3.4	Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
4.1	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 10.3 to our Form 8-K (File No. 001-31972) filed on November 18, 2009)
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 10.3 to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934 (incorporated by reference from Exhibit 4.4 to our Form 10-K (File No. 001-31972) filed on March 30, 2020)
10.1	Series A Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated November 16, 2009 (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed on November 18, 2009)
10.2	Series A Convertible Redeemable Preferred Stock Registration Rights Agreement, dated November 16, 2009 (incorporated by reference from Exhibit 10.2 to our Form 8-K (File No. 001-31972) filed on November 18, 2009)
10.3	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.12 to our Form 10-K (File No. 001-31972) filed on March 31, 2010)
10.4	Series B Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated August 4, 2010 (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
10.5	Series B Convertible Redeemable Preferred Stock Registration Rights Agreement, dated August 4, 2010 (incorporated by reference from Exhibit 10.2 to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
*10.6	2010 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.1 to our Registration Statement filed on Form S-8 (File No. 333-175737) filed July 22, 2011)
10.7	Securities Purchase Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
10.8	Registration Rights Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein (incorporated by reference from Exhibit 10.2 to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
*10.9	Employment Agreement by and between Telkonet, Inc. and Jason L. Tienor, dated as October 1, 2018 (incorporated by reference from Exhibit 10.15 to our Form 10-K (File No. 001-31972) filed on April 1, 2019)
*10.10	Employment Agreement by and between Telkonet, Inc. and Jeffrey J. Sobieski, dated as of October 1, 2018 (incorporated by reference from Exhibit 10.16 to our Form 10-K (File No. 001-31972) filed on April 1, 2019)
*10.11	Employment Agreement by and between Telkonet, Inc. and Richard E. Mushrush, dated as of October 1, 2018 (incorporated by reference from Exhibit 10.17 to our Form 10-K (File No. 001-31972) filed on April 1, 2019)
*10.12(a)	2010 Amended and Restated Stock Option and Incentive Plan (amended and restated effective as of November 17, 2016, incorporated by reference from Exhibit 10.27 to our Form 10-K (File No. 001-31972) filed April 3, 2017)
*10.12(b)	Amendment to Telkonet, Inc. 2010 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.2 to our Form 10-Q (File No. 001-31972) filed on May 15, 2020)

10.13	Loan and Security Agreement, dated September 30, 2014, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed October 2, 2014)
10.14	First Amendment to Loan and Security Agreement, dated February 17, 2016, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed February 23, 2016)
10.15	Second Amendment to Loan and Security Agreement, dated October 27, 2016, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed October 28, 2016)
10.16	Third Amended to Loan and Security Agreement, dated January 25, 2017, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.16 to our Form 10-K (File No. 001-31972) filed March 30, 2020)
10.17	Fourth Amended to Loan and Security Agreement, dated March 29, 2017, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.17 to our Form 10-K (File No. 001-31972) filed March 30, 2020)
10.18	Fifth Amended to Loan and Security Agreement, dated August 29, 2017, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.18 to our Form 10-K (File No. 001-31972) filed March 30, 2020)
10.19	Sixth Amendment to Loan and Security Agreement, dated October 23, 2017, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed October 26, 2017)
10.20	Seventh Amendment to Loan and Security Agreement entered into as of February 2, 2018, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 10-Q (File No. 001-31972) filed November 14, 2018)
10.21	Eighth Amendment to Loan and Security Agreement entered into as of April 5, 2018, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.2 to our Form 10-Q (File No. 001-31972) filed November 14, 2018)
10.22	Ninth Amendment to Loan and Security Agreement entered into as of November 7, 2018, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 10-Q (File No. 001-31972) filed November 14, 2018)
10.23	Tenth Amendment to Loan and Security Agreement entered into as of February 12, 2019, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed February 14, 2019)
10.24	Eleventh Amendment to Loan and Security Agreement entered into as of November 6, 2019, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed November 7, 2019)
10.25	Paycheck Protection Program Promissory Note, dated April 17, 2020, between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed April 27, 2020)
10.26	Telkonet, Inc. 2020 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed on June 2, 2020)
**10.27	Wireless Network Patent License Agreement, dated effective November 30, 2020, by and between Telkonet, Inc., SIPCO, LLC, and IPCO, LLC dba IntusTM (incorporated by reference from Exhibit 10.1 to our Form 8-K/A (File No. 001-31972) filed February 19, 2021)
14.1	Code of Ethics (incorporated by reference from Exhibit 14 to our Form 10-KSB (File No. 001-31972), filed on March 30, 2004)
***21.1	Telkonet, Inc. Subsidiaries
***23.1	Consent of Wipfli LLP, Independent Registered Public Accounting Firm
***23.2	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
***31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
***31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
***32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
****101.INS	XBRL Instance Document
****101.SCH	XBRL Schema Document

*	Indicates management contract or compensatory plan or arrangement.
**	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to provide an unredacted copy of the exhibit on a supplemental basis to the SEC upon its request.
***	Filed herewith.
****	Submitted electronically with this report.

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELKONET, INC.

Dated: March 31, 2021	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason L. Tienor	Chief Executive Officer and Director	March 31, 2021
Jason L. Tienor	(principal executive officer)

/s/ Richard E. Mushrush	Chief Financial Officer	March 31, 2021
Richard E. Mushrush	(principal financial officer and principal accounting officer)

/s/Arthur E. Byrnes	Chairman of the Board	March 31, 2021
Arthur E. Byrnes

/s/ Tim S. Ledwick	Director	March 31, 2021
Tim S. Ledwick

/s/ Peter T. Kross	Director	March 31, 2021
Peter T. Kross

/s/ Leland D. Blatt	Director	March 31, 2021
Leland D. Blatt

TELKONET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Telkonet, Inc.

Waukesha, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Telkonet, Inc. (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material aspects, the financial position of the Company at December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered operating losses, has negative operating cash flows and is dependent upon its ability to generate profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

Revenue recognition on turnkey customer contracts ongoing at year-end

As described in Note A to the financial statements, revenue from customer contracts which encompass both product and installation services are referred to as “turnkey solutions” and contain a single performance obligation. Revenue from turnkey contracts are recognized over time using an output measure based on the number of rooms installed. We identified revenue recognition on turnkey contracts ongoing at year-end as a critical audit matter because of the estimates used by management to measure progress and the impact these estimates have on revenue recognition.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the estimates used by management in the determination of the accounting for turnkey contracts ongoing at year-end included the following, among others:

We selected a sample of turnkey contracts ongoing at year-end and evaluated management’s calculation of revenue recognized over time by performing the following procedures:

•	Analyzed the contract to determine if all arrangement terms that may have an impact on revenue recognition were identified and evaluated management's accounting for the contract.
•	Obtained and reviewed the contract to evaluate whether the transaction price was appropriately identified.
•	Tested the data used in the revenue recognition schedule for completeness and accuracy by agreeing key inputs to supporting documentation.
•	Tested management’s revenue recognition calculation schedule for mathematical accuracy

/s/ Wipfli LLP

We have served as the Company’s auditor since 2020.

Minneapolis, Minnesota

March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Telkonet, Inc.

Waukesha, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Telkonet, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor from 2013 to 2020.

Milwaukee, Wisconsin

March 30, 2020

TELKONET, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,011,811	$3,300,600
Accounts receivable, net	865,174	2,283,587
Inventories, net	1,388,262	1,373,074
Contract assets	104,989	188,120
Prepaid expenses	142,733	251,619
Income taxes receivable	105,745	85,070
Total current assets	5,618,714	7,482,070

Property and equipment, net	127,672	186,525

Other assets:
Deposits	7,000	17,130
Operating lease right of use assets	737,551	892,170
Deferred tax asset	–	28,021
Total other assets	744,551	937,321

Total Assets	$6,490,937	$8,605,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,043,007	$1,265,560
Accrued liabilities	563,312	527,826
Line of credit	267,289	624,347
Contract liabilities – current	888,060	653,053
Operating lease liabilities – current	242,299	223,835
Note payable – current	913,063	–
Total current liabilities	3,917,030	3,294,621

Long-term liabilities:
Contract liabilities – long-term	164,307	111,131
Operating lease liabilities – long-term	592,341	758,315
Accrued royalties – long-term	500,000	–
Total long-term liabilities	1,256,648	869,446
Total Liabilities	5,173,678	4,164,067

Commitments and contingencies
Stockholders’ Equity
Preferred Stock Series A, par value $.001 per share; 215 shares authorized, 185 shares outstanding at December 31, 2020 and 2019, preference in liquidation of $1,748,423 and $1,674,195 as of December 31, 2020 and 2019, respectively.	1,340,566	1,340,566
Preferred Stock Series B, par value $.001 per share; 567 shares authorized, 52 shares outstanding at December 31, 2020 and 2019, preference in liquidation of $476,782 and $455,904 as of December 31, 2020 and 2019, respectively.	362,059	362,059
Common Stock, par value $.001 per share; 190,000,000 shares authorized; 136,311,335 and 135,990,491 shares issued and outstanding at December 31, 2020 and 2019, respectively.	136,311	135,990
Additional paid-in-capital	127,733,714	127,708,773
Accumulated deficit	(128,255,391)	(125,105,539)
Total stockholders’ equity	1,317,259	4,441,849

Total Liabilities and Stockholders’ Equity	$6,490,937	$8,605,916

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Revenues, net:
Product	$5,742,251	$11,212,854
Recurring	751,619	769,342
Total Net Revenues	6,493,870	11,982,196

Cost of Sales:
Product	3,527,977	6,703,494
Recurring	80,580	301,500
Total Cost of Sales	3,608,557	7,004,994

Gross Profit	2,885,313	4,977,202

Operating Expenses:
Research and development	1,177,282	1,737,385
Selling, general and administrative	4,754,783	5,155,092
Depreciation and amortization	58,853	66,082
Total Operating Expenses	5,990,918	6,958,559

Operating Loss	(3,105,605)	(1,981,357)

Other Expenses:
Gain on sale of fixed assets	–	150
Interest expense, net	(21,645)	(53,289)
Total Other Expense	(21,645)	(53,139)

Loss before Provision for Income Taxes	(3,127,250)	(2,034,496)
Income Tax Provision (Benefit)	22,602	(100,363)
Net Loss Attributable to Common Stockholders	$(3,149,852)	$(1,934,133)

Net Loss per Common Share:

Basic - net loss attributable to common stockholders	$(0.02)	$(0.01)

Diluted - net loss attributable to common stockholders	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding - basic	136,231,562	135,213,641
Weighted Average Common Shares Outstanding - diluted	136,231,562	135,213,641

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2019 THROUGH DECEMBER 31, 2019

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

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2020 THROUGH DECEMBER 31, 2020

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	185	$1,340,566	52	$362,059	135,990,491	$135,990	$127,708,773	$(125,105,539)	$4,441,849

Shares issued to directors	–	–	–	–	320,844	321	17,679	–	18,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	7,262	–	7,262

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(3,149,852)	(3,149,852)

Balance at December 31, 2020	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,733,714	$(128,255,391)	$1,317,259

See accompanying notes to the consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Cash Flows from Operating Activities:
Net loss	$(3,149,852)	$(1,934,133)

Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense related to employee stock options	7,262	7,262
Stock issued to directors as compensation	18,000	132,000
Depreciation and amortization	58,853	66,082
Noncash operating lease expense	230,944	237,901
Deferred income taxes	28,021	(28,021)

Changes in operating assets and liabilities:
Accounts receivable, net	1,418,413	(1,202,296)
Inventories, net	(15,188)	417,845
Prepaid expenses	108,886	325,767
Deposits	10,130	–
Accounts payable	(222,553)	857,515
Accrued royalties – long-term	500,000	–
Accrued liabilities	35,486	(128,785)
Contract liabilities	288,183	(468,439)
Contract assets	83,131	126,629
Operating lease liabilities	(223,835)	(219,798)
Income taxes receivable	(20,675)	(65,375)
Net Cash Used In Operating Activities	(844,794)	(1,875,846)

Cash Flows From Investing Activities:
Purchase of property and equipment	–	(5,318)
Net Cash Used In Investing Activities	–	(5,318)

Cash Flows From Financing Activities:
Proceeds from note payable	913,063	–
Proceeds from line of credit	5,835,000	11,739,000
Payments on line of credit	(6,192,058)	(11,236,127)
Net Cash Provided By Financing Activities	556,005	502,873

Net decrease in cash and cash equivalents	(288,789)	(1,378,291)
Cash and cash equivalents at the beginning of the period	3,300,600	4,678,891
Cash and cash equivalents at the end of the period	$3,011,811	$3,300,600

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the year for interest	$29,082	$83,109
Cash paid (received) during the year for income taxes, net of refunds	11,262	(6,967)
Non-cash transactions:
Issuance of stock to directors	$18,000	$132,000

See accompanying notes to consolidated financial statements

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Telkonet, Inc. (the “Company”, “Telkonet”), formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart and the Rhapsody Platforms of intelligent automation solutions designed to optimize energy efficiency, comfort and analytics in support of the emerging Internet of Things (“IoT”).

In 2007, the Company acquired substantially all of the assets of Smart Systems International (“SSI”), which was a provider of energy management products and solutions to customers in the United States and Canada and the precursor to the Company’s EcoSmart platform. In 2020, the Company launched the Rhapsody Platform, which simplifies the installation and setup of the Company’s newest products and integrations. Both platforms provide comprehensive savings, management reporting, analytics and virtual engineering of a customer’s portfolio and/or property’s room-by-room energy consumption. Telkonet has deployed more than a half million intelligent devices worldwide in properties within the hospitality, educational, governmental and other commercial markets. The platforms are recognized as a solution for reducing energy consumption, operational costs and carbon footprints, and eliminating the need for new energy generation in these marketplaces – all whilst improving occupant comfort and convenience.

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

Since inception through December 31, 2020, we have incurred cumulative losses of $128,255,391 and have never generated enough funds through operations to support our business. For the year ended December 31, 2020, the Company had a cash flow deficit from operations of $844,794. The Company has made significant investments in the engineering, development and marketing of its intelligent automation platforms, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to, and continues to contribute to, the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, Credit Facility capacity, the sale of a wholly-owned subsidiary, and management of working capital levels. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The Company’s sales and gross profits have decreased significantly resulting from a contraction in commercial demand for our products, a lower revenue conversion rate in our existing pipeline and significant one-off transactions from customers in 2019 that were not repeated in 2020.

Due to travel restrictions, social distancing and shelter at home edicts, the hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any. Rising cases of COVID-19 in certain areas, the emergence of new virus strains and a slow vaccine rollout have resulted in the reinstatement of restrictive social-distancing regulations that limit both group and individual travel. Business travel, which comprises the largest source of hotel revenue, remains nearly nonexistent. Although a slow return is expected in the second half of 2021, business travel is not expected to return to 2019 levels until at least 2023.13 According to an STR forecast, until group, business and international demand returns, U.S. hotel occupancy rates will not exceed 50% in 2021. Moreover, full recovery of revenue per available room (RevPAR) is unlikely to return to pre-pandemic levels until the end of 2024.14

In addition, on November 30, 2020, the Company entered into the License Agreement with Sipco and IPCO, LLC dba IntusIQ in order to settle a patent infringement lawsuit without the expense of costly litigation. As of December 31, 2020, the Company had a current liability of approximately $28,000 included in accounts payable and a non-current liability of $500,000 included in accrued royalties – long-term recorded on its Consolidated Balance Sheet. The corresponding expense was recorded in the selling, general and administrative line of the Consolidated Statements of Operations. The payment of the royalty fees is expected to have a material and adverse impact on the Company’s results of operations and liquidity. See Note M – Commitments and Contingencies for a discussion of the patent infringement lawsuit and the License Agreement.

The Company continues to take, a number of actions to preserve cash. These actions include suspending the use of engineering consultants and cancelling all non-essential travel and the Company’s attendance at tradeshows (implemented prior to applicable government stay-at-home orders being put in place). In early April of 2020, management made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020. With the receipt of a loan under the Paycheck Protection Program (“PPP”) (discussed below), the Company was able to bring back the furloughed employees, restore payroll to prior levels and delay suspension of the 401(k) match. However, the pandemic continued to impact the Company’s operations and financial results, and consequently, in late June of 2020 management once again made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020. The furloughs and pay cuts continued through September 2020, at which time management determined it was necessary to discontinue the furloughs and pay cuts in order to retain necessary personnel for the Company’s ongoing operations.

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

In addition to the actions noted above, on April 21, 2020, the Company entered into an unsecured promissory note, dated April 17, 2020 (“the PPP Loan”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”) for a $913,063 loan under the PPP. In January 2021, the Company applied for forgiveness of the amount due on the PPP Loan. On February 16, 2021, the outstanding principal and interest accrued on the PPP Loan was fully forgiven. See Note G – Debt for a summary of the terms of the PPP and the PPP Loan.

The Company also has a $2 million revolving credit facility with Heritage Bank (the “Credit Facility”), which is secured by all of the Company’s assets. The Company is currently in compliance with the financial covenants in the loan agreement for the Credit Facility. However, based on the Company’s current level of operations and forecasted cash flow analysis for the twelve-month period subsequent to the date of this filing, without further cost cutting measures, working capital management, and/or enhanced revenues, the Company believes it is reasonably likely that it will breach the covenant to maintain a minimum unrestricted cash balance of $2 million at some time during 2021.  Violation of any covenant under the Credit Facility provides Heritage Bank with the option to accelerate repayment of amounts borrowed, terminate its commitment to extend further credit, and foreclose on the Company’s assets. As of December 31, 2020, the outstanding balance on the Credit Facility was $267,289 and the PPP Loan had a balance of $913,063 with a maturity date of September 30, 2021.

___________________

13 Fox, Jena Tesse. “AHLA report ties recovery to optimistic leisure travelers.” Hotel Management January/February 2021: 10.

14 Fox, Jena Tesse. “STR, HVS chart “slow climb’ to full hotel industry recovery.” Hotel Management December 2020: 6.

The Company plans to discuss the possibility of a waiver or a change to the financial covenant with Heritage Bank in the near term. Any covenant waiver or amendment could lead to increased costs, increased interest rates, additional restrictive covenants, and other lender protections. There is no assurance, however, that the Company will be able to obtain a covenant waiver or amendment, in which case Heritage Bank could immediately declare all amounts due under both the Credit Facility, terminate the Credit Facility, and foreclose on the Company’s assets. Currently, the Company has sufficient cash balances to pay the amounts due under the Credit Facility. However, depending on the timing of a default and the Company’s ongoing use of cash reserves and the Credit Facility to finance its near-term working capital needs, there is no assurance that at the time of a default that the Company would have sufficient cash balances to pay the amounts due at such time. The Company may also seek additional financing from alternative sources, but there is no assurance that such financing will be available at commercially reasonable terms, if at all.

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

If cash resources become insufficient to meet the Company’s ongoing obligations, the Company may be required to scale back or discontinue portions of its operations or discontinue operations entirely, pursue a sale of the Company or its assets at a price that may result in a significant or complete loss on investment for its shareholders, file for bankruptcy or seek other protection from creditors, or liquidate all its assets. In addition, if the Company defaults under the Credit Facility and is unable to pay the outstanding balance, Heritage Bank could foreclose on the Company’s assets. The Company’s shareholders may lose some or all of their investment as a result of any of these outcomes. Accordingly, and in light of the Company’s historic losses and potential inability to access sources of liquidity to continue its operations, there is substantial doubt about the Company’s ability to continue as a going concern. There was also substantial doubt about the Company’s ability to continue as a going concern for the consolidated financial statements for the year ended December 31, 2019.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessment of past due balances and economic conditions. The Company writes off accounts receivable when they become uncollectible. The allowance for doubtful accounts was $7,973 and $55,039 at December 31, 2020 and 2019, respectively. Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past due date. The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period. Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history. Typically, accounts are only escalated to “uncollectible” status after multiple attempts at collection have proven unsuccessful.

The allowance for doubtful accounts for the years ended December 31 are as follows:

	2020	2019
Beginning balance	$55,039	$65,542
Provision charged to expense	5,092	29,849
Deductions	(52,158)	(40,352)
Ending balance	$7,973	$55,039

Inventories

Inventories consist of thermostats, sensors and controllers for Telkonet’s product platforms. These inventories are purchased for resale and do not include manufacturing labor and overhead. Inventories are stated at the lower of cost or net realizable value determined by the first in, first out (FIFO) method. The Company’s inventories are subject to technological obsolescence. Management evaluates the net realizable value of its inventories on a quarterly basis and when it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. The reserve for inventory obsolescence balance was approximately $404,000 and $241,000 for the years ended December 31, 2020, and 2019, respectively.

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Based on the assessment for impairment performed during 2020 and 2019, no impairment was recorded.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”.  Basic net income (loss) per common share is computed using the weighted average shares outstanding. Diluted net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For both years ended December 31, 2020 and 2019, there were 3,599,793 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive.

Shares used in the calculation of diluted EPS for the years ended December 31, 2020 and 2019 are summarized below:

	2020	2019
Weighted average common shares outstanding - basic	136,231,562	135,213,641
Dilutive effect of stock options	–	–
Weighted average common shares outstanding - diluted	136,231,562	135,213,641

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

Identify the performance obligations

The Company will enter into product only contracts that contain a single performance obligation related to the transfer of products to a customer.

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

Customer contracts will typically contain upfront deposits that will be applied against future invoices, as well as customer retainage. The intent of any required deposit or retainage is to ensure that the obligations of either party are honored and follow customary industry practices. In addition, the Company will typically be paid in advance at the beginning of any support contracts, consistent with industry practices. None of these payment provisions are intended to represent significant implicit financing. The Company’s standard payment terms are thirty days from invoice date. Products are fully refundable when returned in their original packaging without damage or defacing less a restocking fee. Historical returns have shown to be immaterial. The Company offers a standard one-year assurance warranty. However, customers can purchase an extended warranty. Under the revenue recognition standard, extended warranties are accounted for as a service warranty, requiring the revenue to be recognized over the extended service periods. Contracts involving an extended warranty are immaterial and will continue to be combined with technical phone support services revenue and recognized on a straight-line basis over the term of the contract.

Allocate the transaction price to the performance obligations

Revenues from customer contracts are allocated to the separate performance obligations based on their relative stand-alone selling price (“SSP”) at contract inception. The SSP is the price at which the Company would sell a promised good or service separately. The best evidence of an SSP is the observable price of a good or service when the entity sells that good or service separately in similar circumstances and to similar customers. However, turnkey solutions are sold for a broad range of amounts resulting from, but not limited to, tiered discounting for value-added resellers (“VAR”) based upon committed volumes and other economic factors. Due to the high variability of our pricing, the Company cannot establish a reliable SSP using observable data. Accordingly, the Company uses the residual approach to allocate the transaction price to performance obligations related to its turnkey solutions. When support services are not included within the turnkey solution, the residual method is not utilized and no allocation of the transaction price to the performance obligation is necessary.

All support service agreements, whether single or multi-year terms, automatically renew for one-year terms at a suggested retail price (“SRP”). Support service renewals are consistently priced and therefore would support the use of SRP as the best estimate of an SSP for such performance obligations.

Revenue Recognition

The Company recognizes revenues from product only sales at a point in time when control over the product has transferred to the customer. As the Company’s principal terms of sale are FOB shipping point, the Company primarily transfers control and records revenue for product only sales upon shipment.

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

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billing occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Consolidated Balance Sheet.

Contract liabilities include deferrals for the monthly support service fees. Long-term contract liabilities represent support service fees that will be recognized as revenue after December 31, 2021.

Contract Fulfillment Cost

The Company recognizes related costs of the contract over time in relation to the revenue recognition. Costs included within the projects relate to the cost of material, direct labor and costs of outside services utilized to complete projects. These are presented as “Contract assets” in the Consolidated Balance Sheet.

Sales Taxes

Unless provided with a resale or tax exemption certificate, the Company assesses and collects sales tax on sales transactions and records the amount as a liability. It is recognized as a liability until remitted to the applicable state. Total revenues do not include sales tax as the Company is considered a pass through conduit for collecting and remitting sales taxes.

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the years ended December 31, 2020 and 2019, the Company experienced returns of approximately 1% to 3% of material’s included in cost of sales, respectively. As of December 31, 2020 and 2019, the Company recorded warranty liabilities in the amount of $45,328 and $58,791, respectively, using this experience factor range.

Product warranties for the years ended December 31 are as follows:

	2020	2019
Beginning balance	$58,791	$46,103
Warranty claims incurred	(20,499)	(66,803)
Provision charged to expense	7,036	79,491
Ending balance	$45,328	$58,791

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $10,104 and $54,945 in advertising costs during the years ended December 31, 2020 and 2019, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2020 and 2019 were $1,177,282 and $1,737,385, respectively.

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

Stock-based compensation expense in connection with options granted to employees was $7,262 for both years ended December 31, 2020 and 2019.

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

NOTE C– REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the year ended December 31, 2020.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$4,940,887	$443,001	$143,887	$214,477	$5,742,251
Recurring	597,490	129,541	24,587	–	751,619
	$5,538,377	$572,542	$168,474	$214,477	$6,493,870

The following table presents the Company’s product and recurring revenues disaggregated by industry for the year ended December 31, 2019.

	Hospitality	Education	Multiple Dwelling Units	Government	Total
Product	$8,570,225	$1,038,660	$564,811	$1,039,158	$11,212,854
Recurring	604,624	140,817	23,901	–	769,342
	$9,174,849	$1,179,477	$588,712	$1,039,158	$11,982,196

Sales taxes and other usage-based taxes are excluded from revenues.

Remaining performance obligations

As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $0.9 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $0.8 million.

Contract assets and liabilities

	2020	2019	Variance
Contract assets	$104,989	$188,120	$(83,131)
Contract liabilities	1,052,367	764,184	288,183
Net contract liabilities	$947,378	$576,064	$371,314

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billing occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Consolidated Balance Sheet.

Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. The change in the contract liability balance during the 12 month period ended December 31, 2020 is the result of cash payments received and billing in advance of satisfying performance obligations.

Contract costs

Costs to complete a turnkey contract primarily relate to the materials cost and direct labor and are recognized proportionately as the performance obligation is satisfied. The Company will defer cost to complete a contract when materials have shipped (and control over the materials has transferred to the customer), but an insignificant amount of rooms have been installed. The Company will recognize any deferred costs in proportion to revenues recognized from the related turnkey contract. The Company does not expect deferred contract costs to be long-lived since a typical turnkey project takes sixty days to complete. Deferred contract costs are generally presented as other current assets in the Consolidated Balance Sheet.

The Company incurs incremental costs to obtain a contract in the form of sales commissions. These costs, whether related to performance obligations that extend beyond twelve months or not, are immaterial and will continue to be recognized in the period incurred within selling, general and administrative expenses.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of December 31, 2020 and 2019 are as follows:

	2020	2019
Accounts receivable	$873,147	$2,338,626
Allowance for doubtful accounts	(7,973)	(55,039)
Accounts receivable, net	$865,174	$2,283,587

NOTE E – PROPERTY AND EQUIPMENT

The Company’s property and equipment as of December 31, 2020 and 2019 consists of the following:

	2020	2019
Development test equipment	$16,461	$16,461
Computer software	76,134	76,134
Office equipment	66,685	66,685
Office fixtures and furniture	330,568	330,568
Leasehold improvements	18,016	18,016
Total	507,864	507,864
Accumulated depreciation and amortization	(380,192)	(321,339)
Total property and equipment	$127,672	$186,525

Depreciation and amortization expense included as a charge to income was $58,853 and $66,082 for the years ended December 31, 2020 and 2019, respectively.

NOTE F – CURRENT ACCRUED LIABILITIES

Current accrued liabilities as of December 31, 2020 and 2019 are as follows:

	2020	2019
Accrued payroll and payroll taxes	252,595	227,153
Accrued sales taxes, penalties, and interest	31,396	26,957
Product warranties	45,328	58,791
Other accrued liabilities	233,993	214,925
Total current accrued liabilities	$563,312	$527,826

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

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at December 31, 2020 and 7.75% at December 31, 2019. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock, for further information on the accounting for warrants, refer to Note J. The warrant has an exercise price of $0.20 and expires October 9, 2021. On November 6, 2019, the eleventh amendment to the Credit Facility was executed to extend the maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant.  The eleventh amendment was effective as of September 30, 2019.

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

The outstanding balance on the Credit Facility was $267,289 and $624,347 at December 31, 2020 and 2019 and the remaining available borrowing capacity was approximately $442,000 and $424,000, respectively. As of December 31, 2020, the Company was in compliance with all financial covenants.

See the “Going Concern and Management’s Plan” section above for a discussion of a potential default under the Credit Facility.

Paycheck Protection Program

On April 21, 2020, the Company entered into an unsecured promissory note, dated as of April 17, 2020 (“the PPP Loan”), with Heritage Bank under the PPP administered by the United States SBA and authorized by the Keeping American Workers Employed and Paid Act, which is part of the CARES Act, enacted on March 27, 2020. The principal amount of the PPP Loan was $913,063. The PPP Loan accrued interest at a rate of 1.0% per annum and was disbursed on April 21, 2020.

The PPP Loan had a maturity date of April 21, 2022. No payments of principal or interest were required during the first six months, but interest accrued during this period. The PPP Flexibility Act (discussed below) extended the six-month loan payment deferral period. After the deferral period, monthly payments of principal and interest would have been required until maturity with respect to any portion of the PPP Loan not forgiven. The note contained events of default and other provisions customary for a loan of this type.

The outstanding balance was $913,063 at December 31, 2020. As discussed in Note P – Subsequent Event, in January 2021, the Company applied for forgiveness of the amount due on the PPP Loan. On February 16, 2021, the outstanding principal and interest accrued on the PPP Loan was fully forgiven.

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

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of December 31, 2020, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $476,782, which includes cumulative accrued unpaid dividends of $216,782, and second, Series A with a preference value of $1,748,423, which includes cumulative accrued unpaid dividends of $823,423. As of December 31, 2019, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $455,904, which includes cumulative accrued unpaid dividends of $195,904, and second, Series A with a preference value of $1,674,195, which includes cumulative accrued unpaid dividends of $749,195.

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has authorized 215 shares as Series A preferred stock and 567 shares as Series B preferred stock. At December 31, 2020 and 2019, there were 185 shares of Series A preferred stock and 52 shares of Series B preferred stock outstanding, respectively.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2020 and 2019, the Company had 136,311,335 and 135,990,491 shares of common stock issued and outstanding, respectively.

During the years ended December 31, 2020 and 2019, the Company issued 320,844 and 1,197,280 shares of common stock, respectively, to directors for services performed during 2020 and 2019. These shares were valued at $18,000 and $132,000, respectively, which approximated the fair value of the shares when they were issued.

During the years ended December 31, 2020 and 2019, no warrants were exercised. These warrants were originally granted to shareholders of the April 8, 2011 Series B preferred stock issuance.

During the years ended December 31, 2020 and 2019, no shares of Series A or B preferred stock were converted to shares of common stock.

NOTE J – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company maintains an equity incentive plan (the “2020 Plan”). The 2020 Plan was established in 2020 as an incentive plan for officers, employees, non-employee directors, prospective employees and other key persons. The 2020 Plan replaced the 2010 Amended and Restated Stock Option and Incentive Plan, as amended (the “2010 Plan”), which expired on November 17, 2020. The 2020 Plan is administered by the Board of Directors or the compensation committee, which is comprised of not less than two non-employee directors who are independent. A total of 10,000,000 shares of stock were reserved and available for issuance under the 2020 Plan. The exercise price per share for the stock covered by a stock option granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. The term of each stock option shall be fixed by the administrator, but no stock option shall be exercisable more than ten years after the date the stock option is granted. As of December 31, 2020, there were approximately 10,000,000 shares remaining for issuance under the 2020 Plan.

It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a better alignment of their interests with those of the Company and its stockholders.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the 2010 Plan as of December 31, 2020. No options have been issued under the 2020 Plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	2,000,000	6.01	$0.14	2,000,000	$0.14
$0.16 - $1.00	1,349,793	2.84	0.18	1,282,513	0.18
	3,349,793	4.73	$0.16	3,282,513	$0.16

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2019	3,349,793	$0.16
Granted	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at December 31, 2019	3,349,793	$0.16
Granted	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at December 31, 2020	3,349,793	$0.16

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

There were no options granted in the years ended December 31, 2020 and 2019.

The total estimated fair value of the options granted during both the years ended December 31, 2020 and 2019 was $0. The total fair value of underlying shares related to options that vested during the years ended December 31, 2020 and 2019 was $6,303 and $8,174, respectively. Future compensation expense related to non-vested options at December 31, 2020 was $3,916 and will be recognized over the next year. The aggregate intrinsic value of the vested options was zero as of December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019, no options were granted, exercised, cancelled or expired. Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statements of operations for both the years ended December 31, 2020 and 2019 was $7,262.

Warrants

The following table summarizes the changes in warrants outstanding and the related exercise prices for the warrants issued to the debt holder in relation to the revolving credit facility, see Note G.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.20	250,000	0.77	$ 0.20	250,000	$ 0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2019	250,000	$0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	0.20
Outstanding at December 31, 2019	250,000	$0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at December 31, 2020	250,000	$0.20

There were no warrants granted, exercised, cancelled or forfeited during the years ended December 31, 2020 and 2019.

NOTE K – STOCK ISSUANCE TO NON-EMPLOYEE DIRECTORS

During the years ended December 31, 2020 and 2019, the Company issued common stock in the amount of $18,000 and $132,000 and paid cash consideration of $60,000 and $20,000, respectively to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings.

NOTE L – INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, the following that impact the Company: (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent: (2) eliminating the corporate alternative minimum tax: (3) creating a new limitation on deductible interest expense: (4) limiting the deductibility of certain executive compensation; and (5) limiting certain other deductions.

The Company follows ASC 740-10 “Income Taxes” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

A reconciliation of tax expense computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax (benefit) / expense is as follows:

	2020	2019
Tax benefit computed at the statutory rate	$(656,723)	$(427,244)
State taxes	9,489	6,525
Book expenses not deductible for tax purposes	540	2,980
Rate Change	(30,914)	45,656
Other	10,218	2,517
	(667,390)	(369,566)
Change in valuation allowance for deferred tax assets	689,992	269,203
Income tax (benefit) expense	$22,602	$(100,363)

Deferred income taxes include the net tax effects of net operating loss (NOL) carry forwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2020	2019
Deferred Tax Assets:
Net operating loss carry forwards	$21,641,665	$20,772,428
Intangibles	117,533	207,618
Credits	–	28,022
Other	558,964	506,349
Total deferred tax assets	22,318,162	21,514,417

Deferred Tax Liabilities:
Intangibles	–	–
Total deferred tax liabilities	–	–
Valuation allowance	(22,318,162)	(21,486,396)
Net deferred tax asset	$–	$28,021

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of December 31, 2020 and December 31, 2019, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $22,320,000 and $21,490,000, respectively. The overall increase in the valuation allowance is related to insignificant fluctuations in the temporary differences and federal and state net operating losses.

At December 31, 2020 the Company had net operating loss carryforwards of approximately $96,300,000 and $24,500,000 for federal and state income tax purposes which will expire at various dates from 2021 – 2040.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally no longer subject to U.S. federal income tax examinations by tax authorities for years before 2016 and various states before 2016. Although these years are no longer subject to examination by the Internal Revenue Service (IRS) and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they have been or will be used in a future period.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no change in the liability for unrecognized tax benefits. The Company has no tax positions at December 31, 2020 or 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2020 or 2019. The Company’s utilization of any net operating loss carryforwards may be unlikely due to its continuing losses.

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

Operating leases are included in our Consolidated Balance Sheet as right-of-use assets, operating lease liabilities – current and operating lease liabilities – long-term. We do not recognize a right-of-use asset and lease liability for leases with a term of 12 months or less. Our current operating leases are for facilities. Our leases may contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Some of our lease agreements may contain rent escalation clauses, rent holidays, capital improvement funding, or other lease concessions.

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

The components of lease expense for the years ended December 31 is as follows:

Operating lease expense:	2020	2019
Operating lease cost - fixed	$230,944	$237,900
Variable lease cost	125,872	118,198
Total operating lease cost	$356,816	$356,098

Other information related to leases as of December 31 is as follows:

	2020	2019
Operating lease liability - current	$242,299	$223,835
Operating lease liability - long-term	$592,341	$758,315
Operating cash outflows from operating leases	$223,835	$219,798

Weighted-average remaining lease term of operating leases	4.8 years	5.6 years
Weighted-average discount rate of operating leases	8.5%	8.5%

Future annual minimum operating lease payments as of December 31, 2020 were as follows:

2021	$242,299
2022	195,176
2023	193,169
2024	172,425
2025 and thereafter	211,693
Total minimum lease payments	1,014,762
Less imputed interest	(180,122)
Total	$834,640

Rental expenses charged to operations for the years ended December 31, 2020 and 2019 was $356,816 and $356,098, respectively.

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

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, other than the Sipco Lawsuit discussed below and which has been terminated, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Sipco Litigation and License Agreement

On June 30, 2020, Sipco, LLC (“Sipco”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Wisconsin (Case No. 20-CV-00981) (the “Sipco Lawsuit”) alleging infringement on multiple essential wireless mesh (“EWM”) patents held by the Sipco. The EWM patent portfolio covers technologies used in multi-hop wireless networks utilizing wireless protocols such as, but not limited to, Zigbee. The portfolio also covers applications including, but not limited to, home and building automation and industrial controls. The complaint contended that the Company sold, and was continuing to sell, various automated networked products designed to manage energy, lighting and temperature and those products employ wireless mesh network communication utilizing Zigbee enabled technology. The complaint alleged patent infringement and sought damages, costs, expenses, pre-judgment and post-judgment interest and post-judgment royalties. The complaint also alleged that the infringement was willful and that this is an “exceptional case” and requested treble damages and attorneys’ fees.

On November 30, 2020, the Company entered into a Wireless Network Patent License Agreement (the “License Agreement”) with SIPCO, LLC (“Sipco”) and IPCO, LLC dba IntusIQ (collectively, the “Licensors”) in order to settle the Sipco Lawsuit, without the expense of costly litigation. Pursuant to the terms of the License Agreement, on November 30, 2020, Sipco and the Company filed a Stipulation of Dismissal in the United States District Court for the Eastern District of Wisconsin to stipulate to the dismissal of the Sipco Lawsuit in its entirety, with prejudice.

Under the terms of the License Agreement, the Company is required to pay the Licensors royalties on (a) all Licensed Products (as defined in the License Agreement) sold by Telkonet or its affiliates from July 1, 2020 to December 31, 2024 and (b) all Licensed Products in Telkonet or its affiliates’ possession, but not sold, as of December 31, 2024. Specifically, the Company is required to pay a royalty fee, calculated quarterly, equal to 3.50% of applicable sales for the period beginning on July 1, 2020 and continuing until December 31, 2021 (the “First Period”). There was also an upfront payment of $40,000 that was paid in the fourth quarter of 2020. Based on the Company and its affiliates’ applicable sales in the three months ended September 30, 2020 and the three months ended December 31, 2020, the royalty fee was approximately $59,000 for the third quarter of 2020 and approximately $28,000 for the fourth quarter of 2020. The royalty fees for the remaining quarters in the First Period will be dependent on the Company and its affiliates’ sales of applicable products. Beginning on January 1, 2022 and continuing until June 30, 2023, the Company is required to pay a quarterly royalty fee equal to 3.75% of applicable sales or $35,000, whichever is greater. Beginning on July 1, 2023 and continuing until December 31, 2024, the Company is required to pay a royalty fee, calculated quarterly, equal to 4% of applicable sales or $40,000, whichever is greater. Finally, the Company is required to pay a closing payment of $50,000 no later than January 31, 2025. Upon termination of the License Agreement, Telkonet and its affiliates have six months to sell off any unsold inventory of Licensed Products as of date of termination, paying the appropriate royalty on a quarterly basis as the Licensed Products are sold, and then pay a final royalty on any such inventory of Licensed Products still unsold after six months.

The minimum payments required under the License Agreement have been accrued for on the Company’s Consolidated Balance Sheet in accordance with GAAP, which specifies that when a liability is probable and the amount can be reasonably estimated, said liability should be recorded in the current reporting period. Per the License Agreement, the contractual minimum payments begin on January 1, 2022 and continue until December 31, 2024, thus satisfying both criteria of probable and reasonably estimated. Accordingly, a long-term liability was recorded representing the sum of those contractual minimums. As of December 31, 2020, the Company had a current liability of approximately $28,000, included in accounts payable and a non-current liability of $500,000 included in accrued royalties – long-term recorded on its Consolidated Balance Sheet. The corresponding expense was recorded in the selling, general and administrative line of the Consolidated Statements of Operations.

All quarterly payments are due within thirty days of the end of the relevant three-month period (with the exception of the payment for the quarter ended September 30, 2020, which was due by December 31, 2020). In the event (a) the Company fails to make the payments and provide the statements required under the License Agreement and such breach is not cured within thirty days of written notice from the Licensors and (b) the Licensors elect not to terminate the License Agreement, the Licensors are entitled to an immediate and accelerated payment of any remaining payments due under the License Agreement. In addition to the payment terms described above, the License Agreement contains representations and warranties and other provisions customary to agreements of this nature.

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

The following table sets forth the change in the sales tax accrual during the years ended December 31:

	2020	2019
Balance, beginning of year	$26,957	$43,400
Sales tax collected	94,904	167,233
Provisions (reversals)	27,916	(10,664)
Payments	(118,381)	(173,012)
Balance, end of year	$31,396	$26,957

NOTE N – BUSINESS CONCENTRATION

For the year ended December 31, 2020, two customers represented approximately 28% of total net revenues. For the year ended December 31, 2019, two customers represented approximately 26% of total net revenues.

As of December 31, 2020, one customer represented 21% of the Company’s net accounts receivable. As of December 31, 2019, two customers represented 26% and 10% of the Company’s net accounts receivable.

Purchases from one supplier approximated $2,287,950, or 91%, of total purchases for the year ended December 31, 2020 and approximately $3,356,000, or 84%, of total purchases for the year ended December 31, 2019. The amount due to this supplier, net of deposits paid, was approximately $470,000 and $579,000 as of December 31, 2020 and 2019, respectively.

NOTE O – EMPLOYEE BENEFIT PLAN

The Company has an employee savings plan covering substantially all employees who are at least 21 years of age and have completed at least 3 months of service. The plan provides for matching contributions equal to 100% of each dollar contributed by the employee up to 4% of the employee’s salary. The Company’s matching contributions vest immediately. The Company may also elect to make discretionary contributions. In response to the impact COVID-19 has had on the Company’s operations and financial results, in June 2020 management suspended the Company’s 401(k) match for the foreseeable future. The Company made contributions to the plan of approximately $53,000 and $126,000 for the years ended December 31, 2020 and 2019, respectively.

NOTE P – SUBSEQUENT EVENT

In January 2021, the Company applied for forgiveness of the amount due on the PPP Loan. On February 16, 2021, the outstanding principal and interest accrued on the PPP Loan were fully forgiven. The full amount of the PPP Loan is classified as current at December 31, 2020 on the Consolidated Balance Sheets.

