Form 10-Q
period 2021-03-31
TELKONET INC
filed 2021-05-17
CIK 1094084

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 30, 2021 is 136,311,335.

TELKONET, INC.

FORM 10-Q

March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,678,383	$3,011,811
Accounts receivable, net	1,007,558	865,174
Inventories, net	1,164,783	1,388,262
Contract assets	15,469	104,989
Prepaid expenses	183,684	142,733
Income taxes receivable	105,745	105,745
Total current assets	5,155,622	5,618,714

Property and equipment, net	114,432	127,672

Other assets:
Deposits	7,000	7,000
Operating lease right of use assets	697,208	737,551
Total other assets	704,208	744,551

Total Assets	$5,974,262	$6,490,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$774,669	$1,043,007
Accrued liabilities	789,993	563,312
Line of credit	587,814	267,289
Contract liabilities – current	974,497	888,060
Operating lease liabilities – current	236,740	242,299
Note payable – current	–	913,063
Total current liabilities	3,363,713	3,917,030

Long-term liabilities:
Contract liabilities – long-term	186,450	164,307
Operating lease liabilities – long-term	557,286	592,341
Accrued royalties – long-term	465,000	500,000
Total long-term liabilities	1,208,736	1,256,648
Total liabilities	$4,572,449	$5,173,678

Commitments and contingencies
Stockholders’ Equity
Preferred stock Series A, par value $.001 per share; 215 shares authorized, 185 shares outstanding at March 31, 2021 and December 31, 2020, preference in liquidation of $1,766,676 and $1,748,423 as of March 31, 2021 and December 31, 2020, respectively.	1,340,566	1,340,566
Preferred stock Series B, par value $.001 per share; 567 shares authorized, 52 shares outstanding at March 31, 2021 and December 31, 2020, preference in liquidation of $481,917 and $476,782 as of March 31, 2021 and December 31, 2020, respectively.	362,059	362,059
Common stock, par value $.001 per share; 190,000,000 shares authorized; 136,311,335 and 136,311,335 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	136,311	136,311
Additional paid-in-capital	127,735,529	127,733,714
Accumulated deficit	(128,172,652)	(128,255,391)
Total stockholders’ equity	1,401,813	1,317,259

Total Liabilities and Stockholders’ Equity	$5,974,262	$6,490,937

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2021	2020
Revenues, net:
Product	$1,107,864	$1,609,262
Recurring	186,345	194,162
Total Net Revenue	1,294,209	1,803,424

Cost of Sales:
Product	577,814	966,603
Recurring	10,900	22,772
Total Cost of Sales	588,714	989,375

Gross Profit	705,495	814,049

Operating Expenses:
Research and development	311,448	369,243
Selling, general and administrative	1,211,103	1,070,610
Depreciation and amortization	13,240	14,795
Total Operating Expenses	1,535,791	1,454,648

Operating Loss	(830,296)	(640,599)

Other Income (Expenses):
Gain on debt extinguishment	920,673	–
Interest expense, net	(7,873)	(8,680)
Total Other Income (Expenses)	912,800	(8,680)

Income (Loss) before Provision for Income Taxes	82,504	(649,279)
Income Taxes Provision (Benefit)	(235)	3,222
Net Income (Loss) Attributable to Common Stockholders	$82,739	$(652,501)

Net Income (Loss) per Common Share:

Basic – Net Income (Loss) Attributable to Common Stockholders	$0.00	$(0.01)

Diluted – Net Income (Loss) Attributable to Common Stockholders	$0.00	$(0.01)

Weighted Average Common Shares Outstanding used in Computing Basic Net Income/Loss Per Share	136,311,335	135,990,491
Weighted Average Common Shares Outstanding used in Computing Diluted Net Income/Loss Per Share	136,311,335	135,990,491

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

JANUARY 1, 2020 THROUGH MARCH 31, 2020

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	185	$1,340,566	52	$362,059	135,990,491	$135,990	$127,708,773	$(125,105,539)	$4,441,849

Shares issued to directors	–	–	–	–	320,844	321	17,679	–	18,000

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(652,501)	(652,501)

Balance at March 31, 2020	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,728,267	$(125,758,040)	$3,809,163

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

JANUARY 1, 2021 THROUGH MARCH 31, 2021

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,733,714	$(128,255,391)	$1,317,259

Shares issued to directors	–	–	–	–	–	–	–	–	–

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net income attributable to common stockholders	–	–	–	–	–	–	–	82,739	82,739

Balance at March 31, 2021	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,735,529	$(128,172,652)	$1,401,813

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$82,739	$(652,501)

Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense related to employee stock options	1,815	1,815
Stock issued to directors as compensation	–	18,000
Depreciation and amortization	13,240	14,795
Noncash operating lease expense	57,387	58,779
Gain on debt extinguishment	(920,673)	–

Changes in operating assets and liabilities:
Accounts receivable, net	(142,384)	960,997
Inventories, net	223,479	331,261
Prepaid expenses	(40,951)	(89,314)
Deposits	–	10,130
Accounts payable	(268,338)	(581,746)
Accrued royalties – long-term	(35,000)	–
Accrued liabilities	234,291	(84,970)
Contract liabilities	108,580	(157,064)
Contract assets	89,520	115,356
Operating lease liabilities	(57,658)	(55,029)
Income taxes receivable	–	(397)
Net Cash Used In Operating Activities	(653,953)	(109,888)

Cash Flows From Financing Activities:
Proceeds from line of credit	1,680,000	2,820,000
Payments on line of credit	(1,359,475)	(2,925,884)
Net Cash Provided By (Used In) Financing Activities	320,525	(105,884)

Net decrease in cash and cash equivalents	(333,428)	(215,772)
Cash, cash equivalents at the beginning of the period	3,011,811	3,300,600
Cash and cash equivalents at the end of the period	$2,678,383	$3,084,828

See accompanying notes to the unaudited condensed consolidated financial statements

6

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$5,875	$15,565

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows.

General

The accompanying unaudited condensed consolidated financial statements of Telkonet, Inc. (the “Company” or “Telkonet”) have been prepared in accordance with Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2020 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

Since inception through March 31, 2021, we have incurred cumulative losses of $128,172,652 and have never generated enough funds through operations to support our business. For the three-month period ended March 31, 2021, the Company had a cash flow deficit from operations of $653,953. The Company has made significant investments in the engineering, development and marketing of its intelligent automation platforms, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to, and continues to contribute to, the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, capacity under the Company’s $2 million revolving credit facility with Heritage Bank of Commerce (“Heritage Bank”), the sale of a wholly-owned subsidiary, and management of working capital levels. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company’s operations and financial results have also been impacted by the COVID-19 pandemic. Both the health and economic aspects of the COVID-19 pandemic are highly fluid and the future course of each is uncertain. We cannot predict whether the outbreak of COVID-19 will be effectively contained on a sustained basis. Depending on the length and severity of the COVID-19 pandemic, the demand for our products, our customers’ ability to meet payment obligations to the Company, our supply chain and production capabilities, and our workforces’ ability to deliver our products and services could be impacted. Management is actively monitoring the impact of the global situation on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. While we expect this disruption to continue to have a material adverse impact on our results of operations, financial condition, cash flows, and liquidity, the Company is unable to reasonably determine the full extent of the impact at this time.

Due to travel restrictions, social distancing and shelter at home edicts, the hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any. Rising cases of COVID-19 in certain areas, the emergence of new virus strains and a slow vaccine rollout resulted in the reinstatement of restrictive social-distancing regulations that limited both group and individual travel. Although certain of these restrictions have been lessened or eliminated, business travel, which comprises the largest source of hotel revenue, remains limited. Although a slow return is expected in the second half of 2021, business travel is not expected to return to 2019 levels until at least 2023.13 According to an STR forecast, until group, business and international demand returns, U.S. hotel occupancy rates will not exceed 50% in 2021. Moreover, full recovery of revenue per available room (RevPAR) is unlikely to return to pre-pandemic levels until the end of 2024.14

In addition, on November 30, 2020, the Company entered into the License Agreement with Sipco and IPCO, LLC dba IntusIQ in order to settle a patent infringement lawsuit without the expense of costly litigation. As of March 31, 2021, the Company had a current liability of approximately $66,000 and a non-current liability of $465,000 included in accrued royalties – long-term recorded on its Condensed Consolidated Balance Sheet. The payment of the royalty fees is expected to have a material and adverse impact on the Company’s results of operations and liquidity. See Note I – Commitments and Contingencies for a discussion of the patent infringement lawsuit and the License Agreement.

The Company took and continues to take a number of actions to preserve cash. These actions include suspending the use of engineering consultants and cancelling all non-essential travel and the Company’s attendance at tradeshows (implemented prior to applicable government stay-at-home orders being put in place). In early April of 2020, management made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020. With the receipt of a loan under the Paycheck Protection Program (the “First PPP Loan”) on April 17, 2020 (discussed below), the Company was able to bring back the furloughed employees, restore payroll to prior levels and delay suspension of the 401(k) match. However, the pandemic continued to impact the Company’s operations and financial results, and consequently, in late June of 2020 management once again made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020. The furloughs and pay cuts continued through September 2020, at which time management determined it was necessary to discontinue the furloughs and pay cuts in order to retain necessary personnel for the Company’s ongoing operations.

__________________

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

In addition to the actions noted above, the Company has received two loans under the Paycheck Protection Program (the “PPP”) administered by the United States Small Business Administration (the “SBA”) and authorized by the Keeping American Workers Employed and Paid Act, which is part of the CARES Act, enacted on March 27, 2020. On April 17, 2020, the Company entered into an unsecured promissory note for $913,063 for the First PPP Loan. In January 2021, the Company applied for forgiveness of the amount due on the First PPP Loan. On February 16, 2021, Heritage Bank confirmed that the First PPP Loan granted to the Company, in the original principal amount of $913,063 plus accrued interest of $7,610 thereon, was forgiven in full. The loan forgiveness amount is accounted for as a gain on debt extinguishment in accordance with Accounting Standards Update 2020-09, Debt (Topic 470) ("ASU 2020-09 and a separate component of operating activities in the condensed consolidated statements of cash flows.

On April 27, 2021, the Company entered into an unsecured promissory note (the “Note”), dated as of April 26, 2021 (the “Second PPP Loan”), with Heritage Bank under a second draw of the PPP. The principal amount of the Second PPP Loan is $913,063, and it bears interest of 1.0% per annum and has a maturity date of April 27, 2026. Under the terms of the PPP, the Company can apply for, and be granted, forgiveness for all or a portion of the Second PPP Loan. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent, utility costs and the maintenance of employee and compensation levels. No assurance is provided that the Company will obtain forgiveness of the Second PPP Loan in whole or in part. See Note K – Subsequent Event for a summary of the terms of the Second PPP Loan.

The Company also has a $2 million revolving credit facility with Heritage Bank (the “Credit Facility”), which is secured by all of the Company’s assets. The Company is currently in compliance with the financial covenants in the loan agreement for the Credit Facility. However, based on the Company’s current level of operations and forecasted cash flow analysis for the twelve-month period subsequent to the date of this filing, without further cost cutting measures, working capital management, and/or enhanced revenues, the Company believes it is reasonably likely that it will breach the covenant to maintain a minimum unrestricted cash balance of $2 million at some time during 2021.  Violation of any covenant under the Credit Facility provides Heritage Bank with the option to accelerate repayment of amounts borrowed, terminate its commitment to extend further credit, and foreclose on the Company’s assets. A default under the Credit Facility would also result in a cross-default under the Company’s Second PPP Loan with Heritage Bank, in which case Heritage Bank could require immediate repayment of all amounts due under the Second PPP Loan. As of March 31, 2021, the outstanding balance on the Credit Facility was $587,814. The Credit Facility has a maturity date of September 30, 2021.

The Company has discussed the possibility of a waiver or a change to the financial covenant with Heritage Bank. Any covenant waiver or amendment could lead to increased costs, increased interest rates, a decrease in the size of the line of credit, additional restrictive covenants, or other lender protections. There is no assurance, however, that the Company will be able to obtain a covenant waiver or amendment, in which case Heritage Bank could immediately declare all amounts due under both the Credit Facility and the Second PPP Loan, terminate the Credit Facility, and foreclose on the Company’s assets. Currently, the Company has sufficient cash balances to pay the amounts due under the Credit Facility and the Second PPP Loan, and the Company plans to submit an application for forgiveness of the Second PPP Loan when all eligible funds have been used. However, depending on the timing of a default and the Company’s ongoing use of cash reserves and the Credit Facility to finance its near-term working capital needs, there is no assurance that at the time of a default that the Company would have sufficient cash balances to pay the amounts due at such time. There is also no assurance that the Company will obtain forgiveness of the Second PPP Loan in whole or in part. The Company may also seek additional financing from alternative sources, but there is no assurance that such financing will be available at commercially reasonable terms, if at all.

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

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed using the weighted average shares outstanding. Diluted net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For both the three months ended March 31, 2021 and 2020, there were 3,599,793 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive.

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended March 31,
	2021	2020
Weighted average common shares outstanding – basic	136,311,335	135,990,491
Dilutive effect of stock options	–	–
Weighted average common shares outstanding – diluted	136,311,335	135,990,491

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

Contract liabilities include deferrals for the monthly support service fees. Long-term contract liabilities represent support service fees that will be recognized as revenue after March 31, 2022.

Contract Completion Cost

The Company recognizes related costs of the contract over time in relation to the revenue recognition. Costs included within the projects relate to the cost of material, direct labor and costs of outside services utilized to complete projects. These are presented as “Contract assets” in the Condensed Consolidated Balance Sheet.

Sales Taxes

Unless provided with a resale or tax exemption certificate, the Company assesses and collects sales tax on sales transactions and records the amount as a liability. It is recognized as a liability until remitted to the applicable state. Total revenues do not include sales tax as the Company is considered a pass through conduit for collecting and remitting sales taxes.

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the three months ended March 31, 2021 and the year ended December 31, 2020, the Company experienced returns of approximately 1% to 3% of materials included in the cost of sales. As of March 31, 2021 and December 31, 2020, the Company recorded warranty liabilities in the amount of $23,757 and $45,328, respectively, using this experience factor range.

Product warranties for the three months ended March 31, 2021 and the year ended December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020

Beginning balance	$45,328	$58,791
Warranty claims incurred	(2,738)	(20,499)
Provision charged (credited) to expense	(18,833)	7,036
Ending balance	$23,757	$45,328

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $1,493 and $5,893 in advertising costs during the three months ended March 31, 2021 and 2020, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for the three months ended March 31, 2021 and 2020 were $311,448 and $369,243, respectively.

Stock-Based Compensation

The Company accounts for stock-based awards in accordance with ASC 718-10, “Share-Based Compensation”, which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and restricted stock awards. The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will hold vested stock options before exercising them, the estimated volatility of the Company’s common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company’s condensed consolidated statements of operations.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is based on the historical volatility of the Company’s stock for the related expected term.

Stock-based compensation expense in connection with options granted to employees for both the three months ended March 31, 2021 and 2020 was $1,815.

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

NOTE C – REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended March 31, 2021.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product	$712,907	$74,103	$172,735	$118,335	$29,784	$1,107,864
Recurring	162,794	16,426	7,125	–	–	186,345
	$875,701	$90,529	$179,860	$118,335	$29,784	$1,294,209

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended March 31, 2020.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product	$1,202,342	$249,432	$93,072	$64,416	$–	$1,609,292
Recurring	173,572	20,263	327	–	–	194,162
	$1,375,914	$269,695	$93,399	$64,416	$–	$1,803,424

Sales taxes and other usage-based taxes are excluded from revenues.

Remaining performance obligations

As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.05 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months.

Contract assets and liabilities

	March 31, 2021	December 31, 2020
Contract assets	$15,469	$104,989
Contract liabilities	1,160,947	1,052,367
Net contract liabilities	$1,145,478	$947,378

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billings occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Condensed Consolidated Balance Sheet.

Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. The change in the contract liability balance during the three-month period ended March 31, 2021 is the result of cash payments received and billing in advance of satisfying performance obligations.

Contract costs

Costs to complete a turnkey contract primarily relate to the materials cost and direct labor and are recognized proportionately as the performance obligation is satisfied. The Company will defer cost to complete a contract when materials have shipped (and control over the materials has transferred to the customer), but an insignificant amount of rooms have been installed. The Company will recognize any deferred costs in proportion to revenues recognized from the related turnkey contract. The Company does not expect deferred contract costs to be long-lived since a typical turnkey project takes sixty days to complete. Deferred contract costs are generally presented as other current assets in the Condensed Consolidated Balance Sheet.

The Company incurs incremental costs to obtain a contract in the form of sales commissions. These costs, whether related to performance obligations that extend beyond twelve months or not, are immaterial and will continue to be recognized in the period incurred within selling, general and administrative expenses.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Accounts receivable	$1,016,946	$873,147
Allowance for doubtful accounts	(9,388)	(7,973)
Accounts receivable, net	$1,007,558	$865,174

NOTE E – INVENTORIES

Components of inventories as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Product purchased for resale	$1,600,565	$1,792,262
Reserve for obsolescence	(435,782)	(404,000)
Inventory, net	$1,164,783	$1,388,262

NOTE F – CURRENT ACCRUED LIABILITIES

Current accrued liabilities at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Accrued payroll and payroll taxes	$322,362	$252,595
Accrued professional	202,474	176,842
Accrued sales taxes, penalties, and interest	6,068	31,396
Product warranties	23,757	45,328
Other accrued liabilities	235,332	57,151
Total current accrued liabilities	$789,993	$563,312

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

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at both March 31, 2021 and December 31, 2020. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On November 6, 2019, the eleventh amendment to the Credit Facility was executed to extend the maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant.  The eleventh amendment was effective as of September 30, 2019.

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

The outstanding balance on the Credit Facility was $587,814 and $267,289 at March 31, 2021 and December 31, 2020 and the remaining available borrowing capacity was approximately $311,000 and $442,000, respectively. As of March 31, 2021, the Company was in compliance with all financial covenants.

See the “Going Concern and Management’s Plan” section in Note A – Basis of Presentation and Significant Accounting Policies for a discussion of a potential default under the Credit Facility.

Note K – Subsequent Event for a discussion of the Company’s Second PPP Loan.

NOTE H – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has authorized 215 shares as Series A preferred stock and 567 shares as Series B preferred stock. At March 31, 2021 and December 31, 2020, there were 185 shares of Series A and 52 shares of Series B outstanding, respectively.

The Company has authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of March 31, 2021 and December 31, 2020, the Company had 136,311,335 common shares issued and outstanding for both periods.

During the three months ended March 31, 2021, the Company did not issue any shares of common stock. During the three months ended March 31, 2020, the Company issued 320,844 shares of common stock to directors for services performed during the three months ended March 31, 2020. The shares issued for the three months ended March 31, 2020 were valued at $18,000, which approximated the fair value of the shares when they were issued.

During the three months ended March 31, 2021 and 2020, no warrants were exercised. These warrants were originally granted to shareholders of the April 8, 2011 Series B preferred stock issuance.

During the three months ended March 31, 2021 and 2020, no shares of Series A or B preferred stock were converted to shares of common stock.

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

The components of lease expense for the three months ended March 31, were as follows:

	2021	2020
Operating lease expense:
Operating lease cost - fixed	$57,387	$58,779
Variable lease cost	30,137	38,732
Total operating lease cost	$87,524	$97,511

Other information related to leases as of March 31, was as follows:

	2021	2020
Operating lease liability - current	$236,740	$226,464
Operating lease liability - long-term	$557,286	$720,890
Operating cash outflows from operating leases	$57,658	$55,029

Weighted-average remaining lease term of operating leases	4.60 years	5.43 years
Weighted-average discount rate of operating leases	8.5%	8.5%

Future annual minimum operating lease payments as of March 31, 2021 were as follows:

2021 (excluding the three months ended March 31, 2021)	$184,641
2022	195,176
2023	193,169
2024	172,425
2025 and thereafter	211,694
Total minimum lease payments	957,105
Less imputed interest	(163,079)
Total	$794,026

Rental expenses charged to operations for the three months ended March 31, 2021 and 2020 was $87,524 and $97,511, respectively.

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

Under the terms of the License Agreement, the Company is required to pay the Licensors royalties on (a) all Licensed Products (as defined in the License Agreement) sold by Telkonet or its affiliates from July 1, 2020 to December 31, 2024 and (b) all Licensed Products in Telkonet or its affiliates’ possession, but not sold, as of December 31, 2024. Specifically, the Company is required to pay a royalty fee, calculated quarterly, equal to 3.50% of applicable sales for the period beginning on July 1, 2020 and continuing until December 31, 2021 (the “First Period”). There was also an upfront payment of $40,000 that was paid in the fourth quarter of 2020. Based on the Company and its affiliates’ applicable sales in the three months ended September 30, 2020, the three months ended December 31, 2020, and the three months ended March 31, 2021, the royalty fees were approximately $59,000 for the third quarter of 2020, approximately $28,000 for the fourth quarter of 2020, and approximately $31,000 for the first quarter of 2021. The royalty fees for the remaining quarters in the First Period will be dependent on the Company and its affiliates’ sales of applicable products. Beginning on January 1, 2022 and continuing until June 30, 2023, the Company is required to pay a quarterly royalty fee equal to 3.75% of applicable sales or $35,000, whichever is greater Beginning on July 1, 2023 and continuing until December 31, 2024, the Company is required to pay a royalty fee, calculated quarterly, equal to 4% of applicable sales or $40,000, whichever is greater. Finally, the Company is required to pay a closing payment of $50,000 no later than January 31, 2025. Upon termination of the License Agreement, Telkonet and its affiliates have six months to sell off any unsold inventory of Licensed Products as of date of termination, paying the appropriate royalty on a quarterly basis as the Licensed Products are sold, and then pay a final royalty on any such inventory of Licensed Products still unsold after six months.

The minimum payments required under the License Agreement have been accrued for on the Company’s Condensed Consolidated Balance Sheet in accordance with GAAP, which specifies that when a liability is probable and the amount can be reasonably estimated, said liability should be recorded in the current reporting period. Per the License Agreement, the contractual minimum payments begin on January 1, 2022 and continue until December 31, 2024, thus satisfying both criteria of probable and reasonably estimable. Accordingly, a long-term liability was recorded representing the sum of those contractual minimums. As of March 31, 2021, the Company had a current liability of approximately $66,000 and a non-current liability of $465,000 included in accrued royalties – long-term recorded on its Condensed Consolidated Balance Sheet.

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

The following table sets forth the change in the sales tax accrual as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Balance, beginning of year	$31,396	$26,957
Sales tax collected	18,287	94,904
Provisions (reversals)	(8,533)	27,916
Payments	(35,082)	(118,381)
Balance, end of period	$6,068	$31,396

NOTE J – BUSINESS CONCENTRATION

For the three months ended March 31, 2021, two customers represented approximately 25% of total net revenues. For the three months ended March 31, 2020, two customers represented approximately 23% of total net revenues.

As of March 31, 2021, three customers accounted for approximately 52% of the Company’s net accounts receivable. As of December 31, 2020, one customer represented 21% of the Company’s net accounts receivable.

Purchases from one supplier approximated $62,000, or 63%, of total purchases for the three months ended March 31, 2021 and approximately $385,000, or 84%, of total purchases for the three months ended March 31, 2020. The amount due to this supplier, net of deposits paid, was approximately $164,000 and $470,000 as of March 31, 2021 and December 31, 2020, respectively.

NOTE K – SUBSEQUENT EVENT

On April 27, 2021, the Company entered into an unsecured promissory note, dated as of April 26, 2021, for the Second PPP Loan, with Heritage Bank under a second draw of the PPP administered by the SBA and authorized by the Keeping American Workers Employed and Paid Act, which is part of the Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020.

The principal amount of the Second PPP Loan is $913,062.50, and it bears interest of 1.0% per annum and has a maturity date of five years from the date the proceeds are disbursed. The proceeds of the Second PPP Loan were disbursed on April 27, 2021. No payments of principal or interest are required until after the Payment Deferral Period (as defined in the Note), but interest accrues during this period. After this period, monthly payments of principal and interest are required and continue until maturity with respect to any portion of the Second PPP Loan not forgiven, as discussed below. The Second PPP Loan may be prepaid, in full or in part, at any time prior to maturity with no prepayment penalties. The Note contains events of default and other provisions customary for a loan of this type.

Under the terms of the PPP, the Company can apply for, and be granted, forgiveness for all or a portion of the Second PPP Loan. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent, utility costs and the maintenance of employee and compensation levels. At least 60% of such loan proceeds must be used for eligible payroll costs. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the Covered Period (as defined in the Note). No assurance is provided that the Company will obtain forgiveness of the Second PPP Loan in whole or in part.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three months ended March 31, 2021, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2020, filed with the US. Securities and Exchange Commission (the “SEC”) on March 31, 2021.

Business

Telkonet, Inc. (the “Company” or “Telkonet”), formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart and Rhapsody Platforms of intelligent automation solutions designed to optimize energy efficiency, comfort and analytics in support of the emerging Internet of Things (“IoT”). We currently operate in a single reportable business segment.

The Company’s direct sales effort targets the hospitality, education, commercial, utility and government/military markets. The Company is focusing its sales efforts in areas with available public funding and incentives, such as rebate programs offered by utilities for efficiency upgrades. Through the Company’s proprietary platforms, technology and partnerships with energy efficiency providers, the Company’s management intends to position the Company as a leading provider of energy management solutions.

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for the remainder of 2021 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.  Factors that could cause or contribute to such differences include those risks as described in the Company’s filings with the SEC, including the current reports on Form 8-K, which factors are incorporated herein by reference. The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

Critical Accounting Policies and Estimates and New Accounting Pronouncements

Please refer to the Company’s Form 10-K filed March 31, 2021 for critical accounting policies and estimates. For information regarding recent accounting pronouncements and their effect on the Company, see “New Accounting Pronouncements” in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	March 31, 2021		March 31, 2020		Variance

Product	$1,107,864	86%	$1,609,262	89%	$(501,398)	(31%)
Recurring	186,345	14%	194,162	11%	(7,817)	(4%)
Total	$1,294,209	100%	$1,803,424	100%	$(509,215)	(28%)

Product Revenue

Product revenue principally arises from the sale and installation of energy management platforms. The suite of products consists of thermostats, sensors, controllers, wireless networking products, switches, outlets and a control platform.

For the three months ended March 31, 2021, product revenues decreased by 31% or $0.50 million when compared to the prior year. Product revenues derived from value-added resellers and distribution partners were $0.91 million for the three months ended March 31, 2021, a decrease of 16% compared to the prior year period. The decrease was primarily driven by non-repeatable revenues in 2020 from one customer.

For the three months ended March 31, 2021, hospitality revenues decreased $0.49 million to $0.71 million, government revenues increased $0.05 million to $0.12 million, education revenues decreased $0.17 million to $0.07 million, MDU revenues increased $0.08 million to $0.17 million and healthcare revenues increased $0.03 million to $0.03 million. For the three months ended March 31, 2021, international revenues increased $0.20 million to $0.25 million when compared to the prior year period. The increase in international revenues was primarily driven by three customers.

Backlogs were approximately $2.6 million and $2.8 million at March 31, 2021 and 2020, respectively.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service period for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s service and support programs for its energy management platforms.

For the three months ended March 31, 2021, recurring revenue decreased by 4% when compared to the prior year period. The decrease was related to decreased unit sales of call center support services.

Cost of Sales

The table below outlines product versus recurring cost of sales, along with respective amounts of those costs as a percentage of revenue for the comparable periods:

	Three Months Ended
	March 31, 2021		March 31, 2020		Variance

Product	$577,814	52%	$966,603	60%	$(388,789)	(40%)
Recurring	10,900	6%	22,772	12%	(11,872)	(52%)
Total	$588,714	46%	$989,375	55%	$(400,661)	(40%)

Costs of Product Revenue

Costs of product revenue include materials and installation labor related to Telkonet’s platform technologies. For the three months ended March 31, 2021, product costs decreased 40% compared to the prior year period based upon lower revenues. The variance was primarily attributable to decreases in material costs of $0.18 million, warranty expenses of $0.02 million, inventory adjustments of $0.05 million and the use of installation subcontractors of $0.11 million. Material costs as a percentage of product revenues were 33%, a decrease of 10%, compared to the prior year period.

Costs of Recurring Revenue

Recurring revenue costs are comprised primarily of call center support labor. For the three months ended March 31, 2021, recurring revenue costs decreased by 52% when compared to the prior year period. The variance was primarily due to decreases in call center staffing as the Company migrated to a combination of internal and external solutions.

Gross Profit

The table below outlines product versus recurring gross profit, along with respective actual gross profit percentages for the comparable periods:

	Three Months Ended
	March 31, 2021		March 31, 2020		Variance

Product	$530,050	48%	$642,659	40%	$(112,609)	(18%)
Recurring	175,445	94%	171,390	88%	4,055	2%
Total	$705,495	55%	$814,049	45%	$(108,554)	(13%)

Gross Profit on Product Revenue

Gross profit on product revenue for the three months ended March 31, 2021 decreased 18% or $0.11 million, when compared to the prior year period. The decrease in gross profit was primarily attributable to a decline in revenues of $0.50 million, partially offset by decreases in material costs of $0.18 million, warranty expenses of $0.02 million, inventory adjustments of $0.05 million and the use of installation subcontractors of $0.11 million. The actual gross profit percentage increased from 40% for the three months ended March 31, 2020 to 48% for the three months ended March 31, 2021 as there was a greater decline in costs of product revenue versus the decline in revenue, which was primarily due to a lower cost structure as a result of the Company’s decreased used of installation subcontractors. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 3% on the actual gross profit percentage for the three months ended March 31, 2021, approximately the same for the prior year period.

Gross Profit on Recurring Revenue

Gross profit on recurring revenue for the three months ended March 31, 2021 increased 2% when compared to the prior year period. The increase was primarily due to decreases in call center staffing as the Company migrated to a combination of internal and external solutions, which decreased call center staffing costs. For the three months ended March 31, 2021, the actual gross profit percentage increased 6% when compared to the prior year period.

Operating Expenses

The tables below outline operating expenses for the comparable periods, along with percentage change:

	Three Months Ended March 31,
	2021	2020	Variance

Total	$1,535,791	$1,454,648	$81,143	6%

The Company’s operating expenses are comprised of research and development, selling, general and administrative expenses and depreciation and amortization expense. During the three months ended March 31, 2021, operating expenses increased by 6% when compared to the prior year period as outlined below.

Research and Development

	Three Months Ended March 31,
	2021	2020	Variance

Total	$311,448	$369,243	$(57,795)	(16%)

Research and development costs are related to both present and future product development and integration and are expensed in the period incurred. During the three months ended March 31, 2021, research and development costs decreased 16% when compared to the prior year period. The variance is primarily attributable to decreases in expenses incurred with third-party consultants of $0.06 million.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	Variance

Total	$1,211,103	$1,070,610	$140,493	13%

During the three months ended March 31, 2021, selling, general and administrative expenses increased over the prior year period by 13%. The variance is primarily attributable to increases in legal of $0.12 million, audit fees of $0.10 million and royalty fees of $0.03, partially offset by decreases in salaries of $0.03 million, 401(k) employer match of $0.03 million, trade shows of $0.01 million, consulting of $0.01 million and sales commissions of $0.01 million. The royalty fees were made under the License Agreement entered into on November 30, 2020. See Note I – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for summary of the terms of the License Agreement, including future payment obligations.

Operating Loss and Net Income (Loss)

During the three months ended March 31, 2021, the Company had an operating loss of $0.83 million, compared to an operating loss of $0.64 million during the prior year period, primarily due to the decrease in gross profit and the increase in selling, general and administrative expenses discussed above.

During the three months ended March 31, 2021, the Company had net income of $0.08 million, compared to a net loss of $0.65 million for the prior year period, primarily due a $0.92 million non-cash gain on debt extinguishment in connection with the full forgiveness of the First PPP Loan, partially offset by the increased operating loss year-over-year discussed above.

Non-GAAP Financial Measures

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and stock-based compensation can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), operating income (loss), or any other measure for determining operating performance or liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the three months ended March 31, 2021 and 2020, the Company excluded items in the following general categories described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous year.

RECONCILIATION OF NET INCOME (LOSS)

TO ADJUSTED EBITDA

FOR THE THREE MONTHS ENDED MARCH 31,

	2021	2020
Net income (loss)	$82,739	$(652,501)
Gain on debt extinguishment	(920,673)	–
Interest expense, net	7,873	8,680
Income tax (benefit) provision	(235)	3,222
Depreciation and amortization	13,240	14,795
EBITDA	(817,056)	(625,804)
Adjustments:
Stock-based compensation	1,815	1,815
Adjusted EBITDA	$(815,241)	$(623,989)

Liquidity and Capital Resources

For the three-month period ended March 31, 2021, the Company reported net income of $82,739 and had cash used in operating activities of $653,953 and ended the period with an accumulated deficit of $128,172,652 and total current assets in excess of current liabilities of $1,791,909. At March 31, 2021, the Company had $2,678,383 of cash and approximately $311,000 of availability on its Credit Facility. The Credit Facility is a $2,000,000 line of credit, which is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable as well as financial covenants including a requirement to maintain a minimum unrestricted cash balance of $2,000,000. As of March 31, 2021, we had a total borrowing base of approximately $952,000, an outstanding balance of $590,845, and a cash management services reserve of $50,000, resulting in the approximate availability of $311,000 on the Credit Facility.

Since inception through March 31, 2021, we have incurred cumulative losses of $128,172,652 and have never generated enough cash through operations to support our business. For the three-month period ended March 31, 2021, we used cash in operations of $653,953. The Company has made significant investments in the engineering, development and marketing of its intelligent automation platforms, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to, and continues to contribute to, the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, Credit Facility capacity, the sale of a wholly-owned subsidiary, and the management of working capital levels. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Due to travel restrictions, social distancing and shelter at home edicts, the hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any. Rising cases of COVID-19 in certain areas, the emergence of new virus strains and a slow vaccine rollout resulted in the reinstatement of restrictive social-distancing regulations that limited both group and individual travel. Although certain of these restrictions have been lessened or eliminated, business travel, which comprises the largest source of hotel revenue, remains limited. Although a slow return is expected in the second half of 2021, business travel is not expected to return to 2019 levels until at least 2023.11 According to an STR forecast, until group, business and international demand returns, U.S. hotel occupancy rates will not exceed 50% in 2021. Moreover, full recovery of revenue per available room (RevPAR) is unlikely to return to pre-pandemic levels until the end of 2024.12

In addition, on November 30, 2020, the Company entered into the License Agreement with Sipco and IPCO, LLC dba IntusIQ in order to settle a patent infringement lawsuit without the expense of costly litigation. As of March 31, 2021, the Company had a current liability of approximately $31,000 included in accounts payable and a non-current liability of $465,000 included in accrued royalties – long-term recorded on its Condensed Consolidated Balance Sheet. The corresponding expense was recorded in the selling, general and administrative line of the Condensed Consolidated Statement of Operations at the time the related liability was recorded. The payment of the royalty fees is expected to have a material and adverse impact on the Company’s results of operations and liquidity. See Note I – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a discussion of the patent infringement lawsuit and the License Agreement.

The Company took and continues to take a number of actions to preserve cash. These actions include suspending the use of engineering consultants and cancelling all non-essential travel and the Company’s attendance at tradeshows (implemented prior to applicable government stay-at-home orders being put in place). In early April of 2020, management made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020. With the receipt of the First PPP Loan on April 17, 2020 (discussed below), the Company was able to bring back the furloughed employees, restore payroll to prior levels and delay suspension of the 401(k) match. However, the pandemic continued to impact the Company’s operations and financial results, and consequently, in late June of 2020 management once again made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020. The furloughs and pay cuts continued through September 2020, at which time management determined it was necessary to discontinue the furloughs and pay cuts in order to retain necessary personnel for the Company’s ongoing operations.

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

In addition to the actions noted above, the Company has received two loans under the PPP administered by the SBA and authorized by the Keeping American Workers Employed and Paid Act, which is part of the CARES Act, enacted on March 27, 2020. On April 17, 2020, the Company entered into an unsecured promissory note for $913,063 for the First PPP Loan. In January 2021, the Company applied for forgiveness of the amount due on the First PPP Loan. On February 16, 2021, Heritage Bank confirmed that the First PPP Loan granted to the Company, in the original principal amount of $913,063 plus accrued interest of $7,610 thereon, was forgiven in full. The loan forgiveness amount is accounted for as a gain on debt extinguishment in accordance with ASU 2020-09 and reported as a separate component of operating activities in the condensed consolidated statements of cash flows.

On April 27, 2021, the Company entered into an unsecured promissory note, dated as of April 26, 2021, with Heritage Bank for the Second PPP Loan. The principal amount of the Second PPP Loan is $913,063, and it bears interest of 1.0% per annum and has a maturity date of April 27, 2026. Under the terms of the PPP, the Company can apply for, and be granted, forgiveness for all or a portion of the Second PPP Loan. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent, utility costs and the maintenance of employee and compensation levels. No assurance is provided that the Company will obtain forgiveness of the Second PPP Loan in whole or in part. See Note K – Subsequent Event for a summary of the terms of the Second PPP Loan.

________________________

11 Fox, Jena Tesse. “AHLA report ties recovery to optimistic leisure travelers.” Hotel Management January/February 2021: 10.

12 Fox, Jena Tesse. “STR, HVS chart “slow climb’ to full hotel industry recovery.” Hotel Management December 2020: 6.

The Company also has the $2 million Credit Facility with Heritage Bank, which is secured by all of the Company’s assets. The Company is currently in compliance with the financial covenants in the loan agreement for the Credit Facility. However, based on the Company’s current level of operations and forecasted cash flow analysis for the twelve-month period subsequent to the date of this filing, without further cost cutting measures, working capital management, and/or enhanced revenues, the Company believes it is reasonably likely that it will breach the covenant to maintain a minimum unrestricted cash balance of $2 million at some time during 2021.  Violation of any covenant under the Credit Facility provides Heritage Bank with the option to accelerate repayment of amounts borrowed, terminate its commitment to extend further credit, and foreclose on the Company’s assets. A default under the Credit Facility would also result in a cross-default under the Company’s Second PPP Loan with Heritage Bank, in which case Heritage Bank could require repayment of all amounts due under the Second PPP Loan. As of March 31, 2021, the outstanding balance on the Credit Facility was $587,814. The Credit Facility has a maturity date of September 30, 2021.

The Company has discussed the possibility of a waiver or a change to the financial covenant with Heritage Bank. Any covenant waiver or amendment could lead to increased costs, increased interest rates, a decrease in the size of the line of credit, additional restrictive covenants, or other lender protections. There is no assurance, however, that the Company will be able to obtain a covenant waiver or amendment, in which case Heritage Bank could immediately declare all amounts due under both the Credit Facility and the Second PPP Loan, terminate the Credit Facility, and foreclose on the Company’s assets. Currently, the Company has sufficient cash balances to pay the amounts due under the Credit Facility and the Second PPP Loan, and the Company plans to submit an application for forgiveness of the Second PPP Loan when all eligible funds have been used. However, depending on the timing of a default and the Company’s ongoing use of cash reserves and the Credit Facility to finance its near-term working capital needs, there is no assurance that at the time of a default that the Company would have sufficient cash balances to pay the amounts due at such time. There is also no assurance that the Company will obtain forgiveness on the Second PPP Loan in whole or in part. The Company may also seek additional financing from alternative sources, but there is no assurance that such financing will be available at commercially reasonable terms, if at all.

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

Working Capital

Working capital (current assets in excess of current liabilities) from operations increased by $90,225 during the three months ended March 31, 2021 from working capital of $1,701,684 at December 31, 2020 to a working capital of $1,791,909 at March 31, 2021. The increase in working capital was primarily due to the forgiveness of the PPP Loan.

Revolving Credit Facility

On September 30, 2014, the Company entered into the Heritage Bank Loan Agreement, with Heritage Bank, governing a revolving credit facility in a principal amount not to exceed $2,000,000. Availability of borrowings under the Credit Facility is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Heritage Bank Loan Agreement is available for working capital and other general business purposes.

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at both March 31, 2021 and December 31, 2020. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On November 6, 2019, the eleventh amendment to the Credit Facility was executed to extend the maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant.  The eleventh amendment was effective as of September 30, 2019.

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

The outstanding balance on the Credit Facility was $587,814 and $267,289 at March 31, 2021 and December 31, 2020 and the remaining available borrowing capacity was approximately $311,000 and $442,000, respectively. As of March 31, 2021, the Company was in compliance with all financial covenants.

See the “Going Concern and Management’s Plan” section in Note A – Basis of Presentation and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a discussion of a potential default under the Credit Facility.

See Note K – Subsequent Event in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a discussion of the Company’s Second PPP Loan.

Cash Flow Analysis

Cash used in operations was $653,953 and $109,888, during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, our primary capital needs included costs incurred to increase energy management sales, inventory procurement and managing current liabilities. The working capital changes during the three months ended March 31, 2021 were primarily a result of a $223,000 decrease in inventories, a $234,000 increase in accrued liabilities, a $109,000 increase in contract liabilities, a $90,000 decrease in contract assets, partially offset by a $920,000 non-cash gain from the extinguishment of the first PPP loan, a $268,000 decrease in accounts payable, and a $142,000 increase in accounts receivable. The working capital changes during the three months ended March 31, 2020 were primarily a result of approximate $961,000 decrease in accounts receivable, a $331,000 decrease in inventories, a $115,000 decrease in contract assets, partially offset by a $582,000 decrease in accounts payable, a $157,000 decrease in contract liabilities, a $85,000 decrease in accrued liabilities, and a $89,000 increase in prepaid expenses. Accounts receivable balances fluctuate based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable balances fluctuate with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

There was no cash used in or provided by investing activities during either of the three months ended March 31, 2021 or 2020.

Cash provided by financing activities was $320,525 during the three months ended March 31, 2021. Cash used in financing activities was $105,884 during the three months ended March 31, 2020. Proceeds borrowed from the line of credit were $1,680,000 and cash used for payments on the line of credit were $1,359,475 during the three months ended March 31, 2021. Proceeds borrowed from the line of credit were $2,820,000 and cash used for payments on the line of credit were $2,925,884 during the three months ended March 31, 2020.

See the discussion above in the ‘Liquidity and Capital Resources” section for a discussion of our liquidity.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer each evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 and 15d-15 were not effective as of March 31, 2021 as a result of the material weaknesses discussed below.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements as of and for the year ended December 31, 2020, included in the Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Notwithstanding the identified material weaknesses, our management has concluded that the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 and the unaudited condensed consolidated financial statements included in this quarterly filing fairly represent, in all material respects, our financial position, results of operations, cash flows, and changes in stockholders’ equity as of and for the periods presented in accordance with U.S. GAAP.

Under applicable Securities Law, the Company is not required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly, such an attestation has not been obtained or included in the Annual Report on Form 10-K for the year ended December 31, 2020.

Changes in Internal Controls

Other than the material weaknesses discussed above, during the quarter ended March 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, other than the Sipco Lawsuit, which is discussed in Note I – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q and was terminated in the fourth quarter of 2020, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Item 1A. Risk Factors.

There were no material changes during the quarter to the Risk Factors disclosed in Item 1A – “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020.

Item 6. Exhibits.

Exhibit Number	Description Of Document
10.1	Paycheck Protection Program Note, dated April 26, 2021, between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 8-K (File No. 000-31972) filed April 30, 2021)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: May 17, 2021	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: May 17, 2021	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

