Form 10-Q
period 2021-09-30
TELKONET INC
filed 2021-11-15
CIK 1094084

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 31, 2021, was 136,311,335.

TELKONET, INC.

FORM 10-Q

September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,613,090	$3,011,811
Accounts receivable, net	858,416	865,174
Inventories, net	854,614	1,388,262
Contract assets	181,761	104,989
Prepaid expenses	617,103	142,733
Income taxes receivable	–	105,745
Total current assets	5,124,984	5,618,714

Property and equipment, net	93,737	127,672

Other assets:
Deposits	7,000	7,000
Operating lease right of use assets	613,742	737,551
Total other assets	620,742	744,551

Total Assets	$5,839,463	$6,490,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,127,740	$1,043,007
Accrued liabilities	787,782	563,312
Line of credit	266,293	267,289
Contract liabilities – current	1,131,200	888,060
Operating lease liabilities – current	209,574	242,299
Note payable – current	–	913,063
Income taxes payable	7,509	–
Total current liabilities	3,530,098	3,917,030

Long-term liabilities:
Contract liabilities – long-term	153,992	164,307
Operating lease liabilities – long-term	493,284	592,341
Accrued royalties – long-term	395,000	500,000
Total long-term liabilities	1,042,276	1,256,648
Total liabilities	$4,572,374	$5,173,678

Commitments and contingencies	–	–
Stockholders’ Equity
Preferred stock Series A, par value $.001 per share; 215 shares authorized, 185 shares outstanding at September 30, 2021 and December 31, 2020, preference in liquidation of $1,803,790 and $1,748,423 as of September 30, 2021 and December 31, 2020, respectively.	1,340,566	1,340,566
Preferred stock Series B, par value $.001 per share; 567 shares authorized, 52 shares outstanding at September 30, 2021 and December 31, 2020, preference in liquidation of $492,356 and $476,782 as of September 30, 2021 and December 31, 2020, respectively.	362,059	362,059
Common stock, par value $.001 per share; 190,000,000 shares authorized; 136,311,335 and 136,311,335 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	136,311	136,311
Additional paid-in-capital	127,739,160	127,733,714
Accumulated deficit	(128,311,007)	(128,255,391)
Total stockholders’ equity	1,267,089	1,317,259

Total Liabilities and Stockholders’ Equity	$5,839,463	$6,490,937

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues, net:
Product	$1,290,389	$2,050,170	$4,071,159	$4,762,802
Recurring	163,679	189,801	532,607	562,274
Total Net Revenue	1,454,068	2,239,971	4,603,766	5,325,076

Cost of Sales:
Product	851,873	1,131,205	2,164,586	2,933,679
Recurring	13,646	16,468	36,868	65,037
Total Cost of Sales	865,519	1,147,673	2,201,454	2,998,716

Gross Profit	588,549	1,092,298	2,402,312	2,326,360

Operating Expenses:
Research and development	268,917	231,088	876,778	892,179
Selling, general and administrative	1,200,569	1,518,915	3,362,761	3,646,246
Depreciation and amortization	10,346	14,658	33,935	44,196
Total Operating Expenses	1,479,832	1,764,661	4,273,474	4,582,621

Operating Loss	(891,283)	(672,363)	(1,871,162)	(2,256,261)

Other Income (Expenses):
Gain on debt extinguishment	916,107	–	1,836,780	–
Interest expense, net	(7,584)	(4,392)	(19,286)	(19,976)
Total Other Income (Expenses)	908,523	(4,392)	1,817,494	(19,976)

Income (Loss) before Provision for Income Taxes	17,240	(676,755)	(53,668)	(2,276,237)
Income Tax Provision	–	–	1,948	3,116
Net Income (Loss) Attributable to Common Stockholders	$17,240	$(676,755)	$(55,616)	$(2,279,353)

Net Income (Loss) per Common Share:
Basic – net income (loss) attributable to common stockholders	$0.00	$(0.01)	$(0.00)	$(0.02)

Diluted – net income (loss) attributable to common stockholders	$0.00	$(0.01)	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding – basic	136,311,335	136,311,335	136,311,335	136,061,140
Weighted Average Common Shares Outstanding – diluted	136,311,335	136,311,335	136,311,335	136,061,140

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

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

JANUARY 1, 2021 THROUGH SEPTEMBER 30, 2021

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,733,714	$(128,255,391)	$1,317,259

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net income attributable to common stockholders	–	–	–	–	–	–	–	82,739	82,739

Balance at March 31, 2021	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,735,529	$(128,172,652)	$1,401,813

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,816	–	1,816

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(155,595)	(155,595)

Balance at June 30, 2021	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,737,345	$(128,328,247)	$1,248,034

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net income attributable to common stockholders	–	–	–	–	–	–	–	17,240	17,240

Balance at September 30, 2021	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,739,160	$(128,311,007)	$1,267,089

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(55,616)	$(2,279,353)

Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense related to employee stock options	5,446	5,446
Stock issued to directors as compensation	–	18,000
Depreciation and amortization	33,935	44,196
Noncash operating lease expense	172,161	173,556
Gain on debt extinguishment	(1,836,780)	–

Changes in operating assets and liabilities:
Accounts receivable, net	6,758	700,666
Inventories, net	533,648	(95,154)
Prepaid expenses	(474,370)	3,883
Deposits	–	10,130
Accounts payable	84,733	(71,060)
Accrued royalties – long-term	(105,000)	500,000
Accrued liabilities	235,124	275,350
Contract liabilities	232,825	(56,430)
Contract assets	(76,772)	142,241
Operating lease liabilities	(180,134)	(166,918)
Accrued income tax payable	7,509	–
Income taxes receivable	105,745	(307)
Net Cash Used In Operating Activities	(1,310,788)	(795,754)

Cash Flows From Financing Activities:
Proceeds from note payable	913,063	913,063
Proceeds from line of credit	5,357,000	5,425,000
Payments on line of credit	(5,357,996)	(5,984,030)
Net Cash Provided By Financing Activities	912,067	354,033

Net decrease in cash and cash equivalents	(398,721)	(441,721)
Cash, cash equivalents at the beginning of the period	3,011,811	3,300,600
Cash and cash equivalents at the end of the period	$2,613,090	$2,858,879

See accompanying notes to the unaudited condensed consolidated financial statements

7

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$18,643	$28,137

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2020 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

Since inception through September 30, 2021, we have incurred cumulative losses of $128,311,007 and have never generated enough funds through operations to support our business. For the nine-month period ended September 30, 2021, the Company had a cash flow deficit from operations of $1,310,788. The Company has made significant investments in the engineering, development and marketing of its intelligent automation platforms, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to, and continues to contribute to, the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, capacity under the Company’s $2 million revolving credit facility with Heritage Bank of Commerce (“Heritage Bank”), the sale of a wholly-owned subsidiary, and management of working capital levels. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

To that end, the Company anticipates closing on the contribution of $5 million to the Company by VDA Group S.p.A., an Italian joint stock company (“VDA”), in exchange for the issuance by the Company to VDA of (i) 162,900,947 shares of Company common stock, par value $0.001 per share; and (ii) a warrant to purchase 105,380,666 additional shares of common stock pursuant to the terms of the Stock Purchase Agreement, dated as of August 6, 2021, between the Company and VDA (the “Stock Purchase Agreement”) during the fourth quarter of this year.

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

Due to travel restrictions and social distancing edicts, the hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any. Rising cases of COVID-19 in certain areas, the emergence of new virus strains, including the more transmissible Delta variant, and a stagnation of vaccinations has exacerbated the uncertainty of the pandemic’s length and severity. Although certain of these restrictions have been lessened or eliminated, they may be reinstated due to rising cases, and business travel, which comprises the largest source of hotel revenue, remains limited. Business travel is not expected to return to 2019 levels until at least 2023.[1] According to an STR forecast, until group, business and international demand returns, U.S. hotel occupancy rates will not exceed 50% in 2021. Moreover, full recovery of revenue per available room (RevPAR) is unlikely to return to pre-pandemic levels until the end of 2024.[2]

In addition, on November 30, 2020, the Company entered into the License Agreement with Sipco and IPCO, LLC dba IntusIQ in order to settle a patent infringement lawsuit without the expense of costly litigation. As of September 30, 2021, the Company had a current liability of approximately $132,000, which $27,000 is included in accounts payable and $105,000 in other accrued liabilities (See Note F – Current Accrued Liabilities for further breakdown of accrued liabilities), along with a non-current liability of $395,000 included in accrued royalties – long-term recorded on its Condensed Consolidated Balance Sheet. The payment of the royalty fees is expected to have a material and adverse impact on the Company’s results of operations and liquidity. See Note I – Commitments and Contingencies for a discussion of the patent infringement lawsuit and the License Agreement.

The Company took and continues to take a number of actions to preserve cash. These actions include suspending the use of engineering consultants and cancelling all non-essential travel and the Company’s attendance at tradeshows (implemented prior to applicable government stay-at-home orders being put in place).

These actions are in addition to the cost elimination and liquidity management actions that the Company began implementing in the second half of 2019, including reviewing opportunities to decrease spend with third party consultants and providers, strategically reviewing whether or not to fill employee positions in the event of vacancies, and implementing sales campaigns to sell slow-moving inventory and reduce existing inventory volumes. There is no guarantee, however, that these actions, nor any other actions identified, will yield profitable operations in the foreseeable future.

_______________________

[1] Fox, Jena Tesse. “AHLA report ties recovery to optimistic leisure travelers.” Hotel Management January/February 2021: 10.

[2] Fox, Jena Tesse. “STR, HVS chart “slow climb’ to full hotel industry recovery.” Hotel Management December 2020: 6.

The Company also has a $2 million revolving credit facility with Heritage Bank (the “Credit Facility”). The Company is currently in compliance with the financial covenants in the loan agreement for the Credit Facility. However, based on the Company’s current level of operations and forecasted cash flow analysis for the twelve-month period subsequent to the date of this filing, without further cost cutting measures, working capital management, and/or enhanced revenues, the Company believes it is reasonably likely that it will breach the covenant to maintain a minimum unrestricted cash balance of $2 million at some time during 2021.  Violation of any covenant under the Credit Facility provides Heritage Bank with the option to accelerate repayment of amounts borrowed, terminate its commitment to extend further credit, and foreclose on the Company’s assets. As of September 30, 2021, the outstanding balance on the Credit Facility was $266,293.

On September 30, 2021, the Company entered into a Twelfth Amendment to the Heritage Bank Loan Agreement (the “Amendment”) to extend the revolving maturity date from September 30, 2021 to December 31, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement. The Company is in discussions with Heritage Bank about the possibility of a waiver or a change to the financial covenant with Heritage Bank. Any covenant waiver or amendment could lead to increased costs, increased interest rates, and a decrease in the size of the line of credit, additional restrictive covenants, or other lender protections. There is no assurance, however, that the Company will be able to further extend the maturity date of the Credit Facility.  There is also no assurance that the Company will be able to obtain a covenant waiver or amendment, in which case Heritage Bank could immediately declare all amounts due under the Credit Facility, terminate the Credit Facility, and foreclose on the Company’s assets. Currently, the Company has sufficient cash balances to pay the amounts due under the Credit Facility. However, depending on the timing of a default and the Company’s ongoing use of cash reserves and the Credit Facility to finance its near-term working capital needs, there is no assurance that at the time of a default that the Company would have sufficient cash balances to pay the amounts due at such time. The Company may also seek additional financing from alternative sources, but there is no assurance that such financing will be available at commercially reasonable terms, if at all.

The Company currently expects to draw on its cash reserves and utilize the Credit Facility (to the extent the maturity date is extended and the Company remains in compliance with the covenants) to finance its near-term working capital needs. It expects to continue to incur operating losses and negative operating cash flows for at least one year beyond the date of these financial statements. The Credit Facility provides the Company with needed liquidity to assist in meeting its obligations. However, as discussed above, without further cost cutting measures, working capital management, and/or enhanced revenues, the Company believes it is reasonably likely that it will breach a financial covenant under the Credit Facility at some time during 2021, in which case, without a waiver or amendment, the Credit Facility could be terminated, and without additional financing, the Company may be unable to meet its obligations or fund its operations within the next twelve months. As disclosed previously, the Company’s Board has also been considering strategic alternatives to maximize shareholder value, including but not limited to, a sale of the Company, an investment in the Company, a merger or other business combination, a sale of all or substantially all assets or a strategic joint venture.

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

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed using the weighted average shares outstanding. Diluted net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For both the nine months ended September 30, 2021 and 2020, there were 3,599,793 shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive.

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average common shares outstanding - basic	136,311,335	136,311,335	136,311,335	136,061,140
Dilutive effect of stock options	–	–	–	–
Weighted average common shares outstanding - diluted	136,311,335	136,311,335	136,311,335	136,061,140

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

Contract liabilities include deferrals for the monthly support service fees. Long-term contract liabilities represent support service fees that will be recognized as revenue after September 30, 2022.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the three months ended September 30, 2021 and the year ended December 31, 2020, the Company experienced returns of approximately 1% to 3% of materials included in the cost of sales. As of September 30, 2021 and December 31, 2020, the Company recorded warranty liabilities in the amount of $17,551 and $45,328, respectively, using this experience factor range.

Product warranties for the nine months ended September 30, 2021 and the year ended December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020

Beginning balance	$45,328	$58,791
Warranty claims incurred	(14,548)	(20,499)
Provision charged (credited) to expense	(13,229)	7,036
Ending balance	$17,551	$45,328

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $2,750 and $1,153 in advertising costs during the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the Company incurred advertising costs of $5,725 and $8,315, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for the three months ended September 30, 2021 and 2020 were $268,917 and $231,088, respectively. Research and product development expenditures for the nine months ended September 30, 2021 and 2020 were $876,778 and $892,179, respectively.

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

Stock-based compensation expense in connection with options granted to employees for both the three months ended September 30, 2021 and 2020 was $1,815. Total stock-based compensation expense in connection with options granted to employees for both the nine months ended September 30, 2021 and 2020 was $5,446.

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

NOTE C – REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended September 30, 2021.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product	$1,195,394	$39,577	$33,728	$21,690	$–	$1,290,389
Recurring	96,211	67,468	–	–	–	163,679
	$1,291,605	$107,045	$33,728	$21,690	$–	$1,454,068

The following table presents the Company’s product and recurring revenues disaggregated by industry for the nine months ended September 30, 2021.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product	$3,463,056	$123,975	$290,936	$144,997	$48,195	$4,071,159
Recurring	408,604	97,542	26,461	–	–	532,607
	$3,871,660	$221,517	$317,397	$144,997	$48,195	$4,603,766

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended September 30, 2020.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product	$1,890,086	$61,779	$2,083	$96,222	$–	$2,050,170
Recurring	116,292	72,059	1,450	–	–	189,801
	$2,006,378	$133,838	$3,533	$96,222	$–	$2,239,971

The following table presents the Company’s product and recurring revenues disaggregated by industry for the nine months ended September 30, 2020.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product	$4,072,147	$383,944	$132,353	$174,358	$–	$4,762,802
Recurring	432,214	112,422	17,638	–	–	562,274
	$4,504,361	$496,366	$149,991	$174,358	$–	$5,325,076

Sales taxes and other usage-based taxes are excluded from revenues.

Remaining performance obligations

As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $0.8 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months.

Contract assets and liabilities

	September 30, 2021	December 31, 2020
Contract assets	$181,761	$104,989
Contract liabilities	1,285,192	1,052,367
Net contract liabilities	$1,103,431	$947,378

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billings occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Condensed Consolidated Balance Sheet.

Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. The change in the contract liability balance during the three-month period ended September 30, 2021 is the result of cash payments received and billing in advance of satisfying performance obligations.

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

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Accounts receivable	$864,199	$873,147
Allowance for doubtful accounts	(5,783)	(7,973)
Accounts receivable, net	$858,416	$865,174

NOTE E – INVENTORIES

Components of inventories as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Product purchased for resale	$1,398,522	$1,792,262
Reserve for obsolescence	(543,908)	(404,000)
Inventory, net	$854,614	$1,388,262

NOTE F – CURRENT ACCRUED LIABILITIES

Current accrued liabilities at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Accrued payroll and payroll taxes	$202,483	$252,595
Accrued professional	218,241	176,842
Accrued sales taxes, penalties, and interest	25,588	31,396
Product warranties	17,551	45,328
Other accrued liabilities	323,919	57,151
Total current accrued liabilities	$787,782	$563,312

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

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at both September 30, 2021 and December 31, 2020. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On November 6, 2019, the eleventh amendment to the Credit Facility was executed to extend the maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant. The eleventh amendment was effective as of September 30, 2019.

On September 30, 2021, the Company entered into a Twelfth Amendment to the Heritage Bank Loan Agreement (the “Amendment”) to extend the revolving maturity date to December 31, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement. In addition, subject to certain conditions as specified in the Amendment, Heritage Bank consented to the proposed transaction (as described above under the “Going Concern and Management’s Plan” section in Note A – Basis of Presentation and Significant Accounting Policies) between the Company and VDA, and acknowledged and agreed that certain events occurring in connection with the Transaction, including the change of control of the Company resulting from the Transaction, do not constitute Events of Default as defined in the Loan Agreement.

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

The outstanding balance on the Credit Facility was $266,293 and $267,289 at September 30, 2021 and December 31, 2020, respectively, and the remaining available borrowing capacity was approximately $330,000 and $442,000, respectively. As of September 30, 2021, the Company was in compliance with all financial covenants.

See the “Going Concern and Management’s Plan” section in Note A – Basis of Presentation and Significant Accounting Policies for a discussion of a potential default under the Credit Facility.

Paycheck Protection Program

The Company has received two loans under the Paycheck Protection Program (the “PPP”) administered by the United States Small Business Administration (the “SBA”) and authorized by the Keeping American Workers Employed and Paid Act, which is part of the Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020. On April 17, 2020, the Company entered into an unsecured promissory note for $913,063 (“the First PPP Loan”). In January 2021, the Company applied for forgiveness of the amount due on the First PPP Loan. On February 16, 2021, Heritage Bank confirmed that the First PPP Loan granted to the Company, in the original principal amount of $913,063 plus accrued interest of $7,610 thereon, was forgiven in full.

On April 27, 2021, the Company entered into an unsecured promissory note, dated as of April 26, 2021, for a second PPP loan (“the Second PPP Loan”), with Heritage Bank under a second draw of the PPP administered by the SBA and authorized by the Keeping American Workers Employed and Paid Act.

The principal amount of the Second PPP Loan was $913,063, and it bore interest of 1.0% per annum and had a maturity date of five years from the date the proceeds are disbursed. The proceeds of the Second PPP Loan were disbursed on April 27, 2021. No payments of principal or interest were required until after the Payment Deferral Period (as defined in the Note), but interest accrued during this period. After this period, monthly payments of principal and interest were required and continued until maturity with respect to any portion of the Second PPP Loan not forgiven, as discussed below. The Second PPP Loan could be prepaid, in full or in part, at any time prior to maturity with no prepayment penalties. The Note contained events of default and other provisions customary for a loan of this type.

Under the terms of the PPP, the Company could apply for, and be granted, forgiveness for all or a portion of the Second PPP Loan. Such forgiveness would be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent, utility costs and the maintenance of employee and compensation levels. At least 60% of such loan proceeds must be used for eligible payroll costs. The amount of loan forgiveness would be reduced if the Company terminates employees or reduces salaries during the Covered Period (as defined in the Note). In September 2021, the Company applied for forgiveness of the amount due on the Second PPP Loan. On September 15, 2021, Heritage Bank confirmed that the Second PPP Loan granted to the Company, in the original principal amount of $913,063 plus accrued interest of $3,044 thereon, was forgiven in full.

The total amount forgiven in 2021 for principal and accrued interest under the PPP was $1,836,780.

NOTE H – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. Of those shares, the Company has authorized 215 shares as Series A preferred stock and 567 shares as Series B preferred stock. At September 30, 2021 and December 31, 2020, there were 185 shares of Series A and 52 shares of Series B outstanding, respectively.

As of September 30, 2021, the Company had authorized 190,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2021 and December 31, 2020, the Company had 136,311,335 common shares issued and outstanding.

During the nine months ended September 30, 2021, the Company did not issue any shares of common stock. During the three months ended September 30, 2020, the Company issued 320,844 shares of common stock to directors for services performed during the three months ended September 30, 2020. The shares issued for the three months ended September 30, 2020 were valued at $18,000, which approximated the fair value of the shares when they were issued.

During the three and nine months ended September 30, 2021 and 2020, no warrants were exercised. These warrants were originally granted to shareholders of the April 8, 2011 Series B preferred stock issuance.

During the three and nine months ended September 30, 2021 and 2020, no shares of Series A or B preferred stock were converted to shares of common stock.

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

The components of lease expense for the nine months ended September 30, were as follows:

	2021	2020
Operating lease expense:
Operating lease cost – fixed	$172,161	$173,556
Variable lease cost	91,688	101,725
Total operating lease cost	$263,849	$275,281

Other information related to leases as of September 30, was as follows:

	2021	2020
Operating lease liability – current	$209,574	$237,048
Operating lease liability – long-term	$493,284	$636,622
Operating cash outflows from operating leases	$180,134	$166,918

Weighted-average remaining lease term of operating leases	4.23 years	5.01 years
Weighted-average discount rate of operating leases	8.5%	8.5%

Future annual minimum operating lease payments as of September 30, 2021 were as follows:

2021 (excluding the nine months ended September 30, 2021)	$62,169
2022	195,176
2023	193,169
2024	172,424
2025 and thereafter	211,694
Total minimum lease payments	834,632
Less imputed interest	(131,774)
Total	$702,858

Rental expenses charged to operations for the three months ended September 30, 2021 and 2020 were $87,600 and $86,329, respectively. Rental expenses charged to operations for the nine months ended September 30, 2021 and 2020 were $263,849 and $275,281, respectively.

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

Under the terms of the License Agreement, the Company is required to pay the Licensors royalties on (a) all Licensed Products (as defined in the License Agreement) sold by Telkonet or its affiliates from July 1, 2020 to December 31, 2024 and (b) all Licensed Products in Telkonet or its affiliates’ possession, but not sold, as of December 31, 2024. Specifically, the Company is required to pay a royalty fee, calculated quarterly, equal to 3.50% of applicable sales for the period beginning on July 1, 2020 and continuing until December 31, 2021 (the “First Period”). There was also an upfront payment of $40,000 that was paid in the fourth quarter of 2020. Based on the Company and its affiliates’ applicable sales in the three months ended September 30, 2020, the three months ended December 31, 2020, the three months ended March 31, 2021, the three months ended June 30, 2021, and the three months ended September 30, 2021, the royalty fees were approximately $59,000 for the third quarter of 2020, approximately $28,000 for the fourth quarter of 2020, approximately $31,000 for the first quarter of 2021, approximately $43,000 for the second quarter of 2021, and approximately $27,000 for the third quarter of 2021. The royalty fees for the remaining quarters in the First Period will be dependent on the Company and its affiliates’ sales of applicable products. Beginning on January 1, 2022 and continuing until June 30, 2023, the Company is required to pay a quarterly royalty fee equal to 3.75% of applicable sales or $35,000, whichever is greater. Beginning on July 1, 2023 and continuing until December 31, 2024, the Company is required to pay a royalty fee, calculated quarterly, equal to 4% of applicable sales or $40,000, whichever is greater. Finally, the Company is required to pay a closing payment of $50,000 no later than January 31, 2025. Upon termination of the License Agreement, Telkonet and its affiliates have six months to sell off any unsold inventory of Licensed Products as of date of termination, paying the appropriate royalty on a quarterly basis as the Licensed Products are sold, and then pay a final royalty on any such inventory of Licensed Products still unsold after six months.

The minimum payments required under the License Agreement have been accrued for on the Company’s Condensed Consolidated Balance Sheet in accordance with GAAP, which specifies that when a liability is probable and the amount can be reasonably estimated, said liability should be recorded in the current reporting period. Per the License Agreement, the contractual minimum payments begin on January 1, 2022 and continue until December 31, 2024, thus satisfying both criteria of probable and reasonably estimable. Accordingly, a long-term liability was recorded representing the sum of those contractual minimums. As of September 30, 2021, the Company had a current liability of approximately $132,000 and a non-current liability of $395,000 included in accrued royalties – long-term recorded on its Condensed Consolidated Balance Sheet.

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

The following table sets forth the change in the sales tax accrual as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Balance, beginning of year	$31,396	$26,957
Sales tax collected	58,872	94,904
Provisions (reversals)	(5,572)	27,916
Payments	(59,108)	(118,381)
Balance, end of period	$25,588	$31,396

NOTE J – BUSINESS CONCENTRATION

For the nine months ended September 30, 2021, one customer represented approximately 21% of total net revenues. For the nine months ended September 30, 2020, two customers represented approximately 33% of total net revenues.

As of September 30, 2021, one customer accounted for approximately 37% of the Company’s net accounts receivable. As of December 31, 2020, one customer represented 21% of the Company’s net accounts receivable.

Purchases from one supplier approximated $1,228,000, or 86%, of total purchases for the nine months ended September 30, 2021 and approximately $1,973,000, or 90%, of total purchases for the nine months ended September 30, 2020. Deposits paid to this vendor were in excess of total accounts payable due to this supplier in the amount of $91,000 as of September 30, 2021. The amount due to this supplier, net of deposits paid, was approximately $470,000 as of December 31, 2020.

NOTE K – SUBSEQUENT EVENT

At the Special Meeting of Stockholders held on October 27, 2021, the Company’s stockholders approved (1) an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the authorized shares of Company common stock from 190,000,000 shares to 475,000,000 shares and (2) the issuance of shares of Company common stock to accommodate the warrant issued to VDA to purchase 105,380,666 additional shares of common stock pursuant to the terms of the Stock Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three months ended September 30, 2021, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2020, filed with the US. Securities and Exchange Commission (the “SEC”) on September 30, 2021.

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

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	September 30, 2021		September 30, 2020		Variance

Product	$1,290,389	89%	$2,050,170	92%	$(759,781)	(37%	)
Recurring	163,679	11%	189,801	8%	(26,122)	(14%	)
Total	$1,454,068	100%	$2,239,971	100%	$(785,903)	(35%	)

	Nine Months Ended
	September 30, 2021		September 30, 2020		Variance

Product	$4,071,159	88%	$4,762,802	89%	$(691,643)	(15%	)
Recurring	532,607	12%	562,274	11%	(29,667)	(5%	)
Total	$4,603,766	100%	$5,325,076	100%	$(721,310)	(14%	)

Product Revenue

Product revenue principally arises from the sale and installation of energy management platforms. The suite of products consists of thermostats, sensors, controllers, wireless networking products, switches, outlets and a control platform.

For the three months ended September 30, 2021, product revenues decreased by 37% or $0.76 million when compared to the prior year. Hospitality revenues decreased 37% to $1.20 million, educational revenues decreased 36% to $0.04 million, governmental revenues decreased 77% to $0.02 million while MDU revenues increased 1519% to $0.03 million and healthcare revenues were unchanged at $0.00 million. Product revenues derived from channel partners decreased 45% to $0.93 million compared to the prior year period. The decrease was primarily driven by two customers. International revenues decreased 86% to $0.07 million. The decrease in international revenues was primarily driven by one customer.

For the nine months ended September 30, 2021, product revenues decreased by 15% or $0.69 million when compared to the prior year. Hospitality revenues decreased 15% to $3.46 million, educational revenues decreased 68% to $0.12 million, governmental revenues decreased 17% to $0.14 million, while MDU revenues increased 120% to $0.29 million and healthcare revenues increased 100% to $0.05 million. Product revenues derived from channel partners decreased 10% to $3.24 million compared to the prior year period. The decrease was not driven by any specific customer. International revenues decreased 25% to $0.47 million when compared to the prior year period. The decrease in international revenues was primarily driven by one customer offset by increases in two others.

Backlogs were approximately $3.1 million and $2.7 million at September 30, 2021 and 2020, respectively. Beginning in the current quarter, global supply chain disruptions have created delays in our order fulfillment. These disruptions are ongoing and order cancellations could result if these issues persist.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service period for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s service and support programs for its energy management platforms.

For the three and nine months ended September 30, 2021, recurring revenue decreased by 14% and 5%, respectively when compared to the prior year period. The decrease was related to decreased unit sales of call center support services.

Cost of Sales

The table below outlines product versus recurring cost of sales, along with respective amounts of those costs as a percentage of revenue for the comparable periods:

	Three Months Ended
	September 30, 2021		September 30, 2020		Variance

Product	$851,873	66%	$1,131,205	55%	$(279,332)	(25%	)
Recurring	13,646	8%	16,468	9%	(2,822)	(17%	)
Total	$865,519	60%	$1,147,673	51%	$(282,154)	(25%	)

	Nine Months Ended
	September 30, 2021		September 30, 2020		Variance

Product	$2,164,586	53%	$2,933,679	62%	$(769,093)	(26%	)
Recurring	36,868	7%	65,037	13%	(28,169)	(43%	)
Total	$2,201,454	48%	$2,998,716	56%	$(797,262)	(27%	)

Costs of Product Revenue

Costs of product revenue include materials and installation labor related to Telkonet’s platform technologies. For the three and nine months ended September 30, 2021, product costs decreased 25% and 26%, respectively, compared to the prior year period.

For the three month comparison, the variance was primarily attributable to decreases in material costs of $0.32 million as a result of a decrease in revenues, inventory adjustments of $0.03 million and logistical expenses of $0.07 million, partially offset by an increase in the use of installation subcontractors of $0.09 million. Material costs as a percentage of product revenues were 40%, an increase of 2%, compared to the prior year period.

For the nine month comparison, the variance was primarily attributable to decreases in material costs of $0.46 million as a result of a decrease in revenues, logistical expenses of $0.17 million and inventory adjustments of $0.11 million. Material costs as a percentage of product revenues were 38%, a decrease of 2%, compared to the prior year period.

Costs of Recurring Revenue

Recurring revenue costs are comprised primarily of call center support labor. For the three and nine months ended September 30, 2021, recurring revenue costs decreased by 17% and 43%, respectively, when compared to the prior year period. The variance was primarily due to decreases in call center staffing as the Company migrated to a combination of internal and external solutions.

Gross Profit

The table below outlines product versus recurring gross profit, along with respective actual gross profit percentages for the comparable periods:

	Three Months Ended
	September 30, 2021		September 30, 2020		Variance

Product	$438,516	34%	$918,965	45%	$(480,449)	(52%	)
Recurring	150,033	92%	173,333	91%	(23,300)	(13%	)
Total	$588,549	40%	$1,092,298	49%	$(503,749)	(46%	)

	Nine Months Ended
	September 30, 2021		September 30, 2020		Variance

Product	$1,906,573	47%	$1,829,124	38%	$77,449	4%
Recurring	495,739	93%	497,236	88%	(1,497)	(0%	)
Total	$2,402,312	52%	$2,326,360	44%	$75,952	3%

Gross Profit on Product Revenue

Gross profit on product revenue for the three months ended September 30, 2021 decreased 52% or $0.48 million when compared to the prior year period. The decrease in gross profit was primarily attributable to a decrease in revenues of $0.76 million and an increase in the use of installation subcontractors of $0.09 million, partially offset by decreases in logistical expenses of $0.07 million and inventory adjustments of $0.03 million. For the three months ended September 30, 2021, the actual gross profit percentage decreased by 11% to 34% compared to the prior year period. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 8% on the actual gross profit percentage for the three months ended September 30, 2021, unchanged when compared to the prior year period. Tariffs will fluctuate based upon volume of goods imported, which is contingent upon expected inventory supply and demand.

Gross profit on product revenue for the nine months ended September 30, 2021 increased 4% or $0.08 million when compared to the prior year period. The increase in gross profit was primarily attributable to decreases in material costs of $0.46 million, logistical expenses of $0.17 million and inventory adjustments of $0.11 million, partially offset by profit contraction resulting from a decrease in revenues. For the nine months ended September 30, 2021, the actual gross profit percentage increased by 9% to 47% compared to the prior year period. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 4% on the actual gross profit percentage for the nine months ended September 30, 2021, compared to approximately 7% for the prior year period.

Gross Profit on Recurring Revenue

Gross profit on recurring revenue for the three and nine months ended September 30, 2021 decreased 13% and 0%, respectively, when compared to the prior year period. Decreases in unit sales of call center support services were partially offset by decreases in call center staffing as the Company migrated to a combination of internal and external solutions. For the three and nine months ended September 30, 2021, the actual gross profit percentage increased 1% and 5%, respectively, when compared to the prior year period.

Operating Expenses

The tables below outline operating expenses for the comparable periods, along with percentage change:

	Three Months Ended September 30,
	2021	2020	Variance

Total	$1,479,832	$1,764,661	$(284,829)	(16%	)

	Nine Months Ended September 30,
	2021	2020	Variance

Total	$4,273,474	$4,582,621	$(309,147)	(7%	)

The Company’s operating expenses are comprised of research and development, selling, general and administrative expenses and depreciation and amortization expense. During the three and nine months ended September 30, 2021, operating expenses decreased by 16% and 7%, respectively, when compared to the prior year period as outlined below.

Research and Development

	Three Months Ended September 30,
	2021	2020	Variance

Total	$268,917	$231,088	$37,829	16%

	Nine Months Ended September 30,
	2021	2020	Variance

Total	$876,778	$892,179	$(15,401)	(2%	)

Research and development costs are related to both present and future product development and integration and are expensed in the period incurred. During the three and nine months ended September 30, 2021, research and development costs increased 16% and decreased 2%, respectively, when compared to the prior year periods. For the three month comparison, the variance is primarily attributable to an increase in payroll expenses of $0.03 million. For the nine month comparison, the variance is not primarily driven by any specific expense.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2021	2020	Variance

Total	$1,200,569	$1,518,915	$(318,346)	(21%	)

	Nine Months Ended September 30,
	2021	2020	Variance

Total	$3,362,761	$3,646,246	$(283,485)	(8%	)

During the three and nine months ended September 30, 2021, selling, general and administrative expenses decreased 21% and 8% over the prior year periods, respectively.

For the three month comparison, the variance is primarily attributable to decreases in royalty fees of $0.57 million and payroll taxes of $0.10 million, partially offset by increases in salaries of $0.07 million, trade shows of $0.09 million, public company fees of $0.07 million and legal fees of $0.14 million. The payroll tax decrease was primarily the result of an Employee Retention Credit (“ERC”), allowed under the CARES Act, which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. The royalty fees were made under the License Agreement entered into on November 30, 2020. See Note I – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for summary of the terms of the License Agreement, including future payment obligations.

For the nine month comparison, the variance is primarily attributable to decreases in royalty fees of $0.50 million, a 401(k) employer match of $0.05 million, sales and use taxes of $0.04 million and payroll taxes of $0.44 million, partially offset by increases in salaries of $0.04 million, trade shows of $0.09 million, public company fees of $0.10 million, legal fees of $0.41 million and audit fees of $0.08 million. The payroll tax decrease was primarily the result of an Employee Retention Credit (“ERC”), allowed under the CARES Act, which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. The royalty fees were made under the License Agreement entered into on November 30, 2020. See Note I – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for summary of the terms of the License Agreement, including future payment obligations.

Operating Loss

During the three and nine months ended September 30, 2021, the Company had an operating loss of $0.89 million and $1.87 million, respectively, compared to an operating loss of $0.67 million and $2.26 million, respectively, during the prior year periods.

The three month operating loss variance is primarily due to the decrease in gross profit, offset by a decrease in selling, general and administrative expenses discussed above. The nine month operating loss variance is primarily due to the increase in gross profit and a decrease in selling, general and administrative expenses discussed above.

Net Income (Loss)

During the three months ended September 30, 2021, the Company had net income of $0.02 million compared to a net loss of $0.68 million during the prior year period. For the nine months ended September 30, 2021, the Company had a net loss of $0.06 million compared to a net loss of $2.28 million during the prior year period.

The three month net income variance is primarily due to a $0.92 million non-cash gain on debt extinguishment in connection with the full forgiveness of the Second PPP Loan. The nine month net loss variance is primarily due to a $1.8 million non-cash gains on debt extinguishment in connection with full forgiveness of the First and Second PPP Loans, an increase in gross profit, and a relatively unchanged selling, general and administrative expenses discussed above.

Non-GAAP Financial Measures

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and stock-based compensation can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), operating income (loss), or any other measure for determining operating performance or liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the three months ended September 30, 2021 and 2020, the Company excluded items in the following general categories described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous year.

RECONCILIATION OF NET INCOME (LOSS)

TO ADJUSTED EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net Income (loss)	$17,240	$(676,755)	$(55,616)	$(2,279,353)
Gain on debt extinguishment	(916,107)	–	(1,836,780)	–
Interest expense, net	7,584	4,392	19,286	19,976
Income tax provision	–	–	1,948	3,116
Depreciation and amortization	10,346	14,658	33,935	44,196
EBITDA	(880,937)	(657,705)	(1,837,227)	(2,212,065)
Adjustments:
Stock-based compensation	1,815	1,815	5,446	5,446
Adjusted EBITDA	$(879,122)	$(655,890)	$(1,831,781)	$(2,206,619)

Liquidity and Capital Resources

For the nine-month period ended September 30, 2021, the Company reported a net loss of $55,616, cash used in operating activities of $1,310,788 and ended the period with an accumulated deficit of $128,311,007 and total current assets in excess of current liabilities of $1,594,886. At September 30, 2021, the Company had $2,613,090 of cash and approximately $330,000 of availability on its Credit Facility. The Credit Facility is a $2,000,000 line of credit, which is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable as well as financial covenants including a requirement to maintain a minimum unrestricted cash balance of $2,000,000. As of September 30, 2021, we had a total borrowing base of approximately $646,000, an outstanding balance of $266,293, and a cash management services reserve of $50,000, resulting in the approximate availability of $330,000 on the Credit Facility.

Since inception through September 30, 2021, we have incurred cumulative losses of $128,311,007 and have never generated enough cash through operations to support our business. For the nine-month period ended September 30, 2021, we used cash in operations of $1,310,788. The Company has made significant investments in the engineering, development and marketing of its intelligent automation platforms, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to, and continues to contribute to, the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, Credit Facility capacity, the sale of a wholly-owned subsidiary, and the management of working capital levels. The Company’s ability to continue as a going concern is dependent upon generating profitable operations in the future and obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

To that end, Company anticipates closing on the contribution of $5 million to the Company by VDA in exchange for the issuance by the Company to VDA of (i) 162,900,947 shares of Company common stock, par value $0.001 per share; and (ii) a warrant to purchase 105,380,666 additional shares of common stock pursuant to the terms of the Stock Purchase Agreement during the fourth quarter of this year.

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

Due to travel restrictions and social distancing edicts, the hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any. Rising cases of COVID-19 in certain areas, the emergence of new virus strains, including the more transmissible Delta variant and a stagnation of vaccinations has exacerbated the uncertainty of the pandemic’s length and severity Although certain of these restrictions have been lessened or eliminated, business travel, which comprises the largest source of hotel revenue, remains limited. Business travel is not expected to return to 2019 levels until at least 2023.[1] According to an STR forecast, until group, business and international demand returns, U.S. hotel occupancy rates will not exceed 50% in 2021. Moreover, full recovery of revenue per available room (RevPAR) is unlikely to return to pre-pandemic levels until the end of 2024.[2]

In addition, on November 30, 2020, the Company entered into the License Agreement with Sipco and IPCO, LLC dba IntusIQ in order to settle a patent infringement lawsuit without the expense of costly litigation. As of September 30, 2021, the Company had a current liability of approximately $132,000, which $27,000 is included in accounts payable and $105,000 in other accrued liabilities (See Note F – Current Accrued Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further breakdown of accrued liabilities), along with a non-current liability of $395,000 included in accrued royalties – long-term recorded on its Condensed Consolidated Balance Sheet. The corresponding expense was recorded in the selling, general and administrative line of the Condensed Consolidated Statement of Operations at the time the related liability was recorded. The payment of the royalty fees is expected to have a material and adverse impact on the Company’s results of operations and liquidity. See Note I – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a discussion of the patent infringement lawsuit and the License Agreement.

__________________

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

On April 27, 2021, the Company entered into an unsecured promissory note, dated as of April 26, 2021, with Heritage Bank for the Second PPP Loan. The principal amount of the Second PPP Loan is $913,063, and it bears interest of 1.0% per annum and has a maturity date of April 27, 2026. In September 2021, the Company applied for forgiveness of the amount due on the Second PPP Loan. On September 15, 2021, Heritage Bank confirmed that the Second PPP Loan granted to the Company, in the original principal amount of $913,063 plus accrued interest of $3,044 thereon, was forgiven in full. The loan forgiveness amounts are accounted for as gains on debt extinguishment in accordance with ASU 2020-09 and reported as a separate component of operating activities in the condensed consolidated statements of cash flows.

The Company also has a $2 million revolving credit facility with Heritage Bank (the “Credit Facility”). The Company is currently in compliance with the financial covenants in the loan agreement for the Credit Facility. However, based on the Company’s current level of operations and forecasted cash flow analysis for the twelve-month period subsequent to the date of this filing, without further cost cutting measures, working capital management, and/or enhanced revenues, the Company believes it is reasonably likely that it will breach the covenant to maintain a minimum unrestricted cash balance of $2 million at some time during 2021.  Violation of any covenant under the Credit Facility provides Heritage Bank with the option to accelerate repayment of amounts borrowed, terminate its commitment to extend further credit, and foreclose on the Company’s assets. As of September 30, 2021, the outstanding balance on the Credit Facility was $330,000.

On September 30, 2021, the Company entered into a Twelfth Amendment to the Heritage Bank Loan Agreement (the “Amendment”) to extend the revolving maturity date from September 30, 2021 to December 31, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement. The Company is in discussions with Heritage Bank about the possibility of a waiver or a change to the financial covenant with Heritage Bank. Any covenant waiver or amendment could lead to increased costs, increased interest rates, and a decrease in the size of the line of credit, additional restrictive covenants, or other lender protections. There is no assurance, however, that the Company will be able to further extend the maturity date of the Credit Facility. There is also no assurance that the Company will be able to obtain a covenant waiver or amendment, in which case Heritage Bank could immediately declare all amounts due under the Credit Facility, terminate the Credit Facility, and foreclose on the Company’s assets. Currently, the Company has sufficient cash balances to pay the amounts due under the Credit. However, depending on the timing of a default and the Company’s ongoing use of cash reserves and the Credit Facility to finance its near-term working capital needs, there is no assurance that at the time of a default that the Company would have sufficient cash balances to pay the amount due at such time. The Company may also seek additional financing from alternative sources, but there is no assurance that such financing will be available at commercially reasonable terms, if at all.

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

Working Capital

Working capital (current assets in excess of current liabilities) decreased by $106,798 during the nine months ended September 30, 2021 from working capital of $1,701,684 at December 31, 2020 to a working capital of $1,594,886 at September 30, 2021. Working capital remained relatively unchanged during the nine months ended September 30, 2021.

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

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at both September 30, 2021 and December 31, 2020. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expires October 9, 2021. On November 6, 2019, the eleventh amendment to the Credit Facility was executed to extend the maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant.  The eleventh amendment was effective as of September 30, 2019.

On September 30, 2021, the Company entered into a Twelfth Amendment to the Heritage Bank Loan Agreement (the “Amendment”) to extend the revolving maturity date to December 31, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement. In addition, subject to certain conditions as specified in the Amendment, Heritage Bank consented to the proposed transaction (as described above under the “Going Concern and Management’s Plan" section in Note A – Basis of Presentation and Significant Accounting Policies) between the Company and VDA and acknowledged and agreed that certain events occurring in connection with the transaction, including the change of control of the Company resulting from the Transaction, do not constitute Events of Default as defined in the Loan Agreement.

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

The outstanding balance on the Credit Facility was $266,293 and $267,289 at September 30, 2021 and December 31, 2020 and the remaining available borrowing capacity was approximately $330,000 and $442,000, respectively. As of September 30, 2021, the Company was in compliance with all financial covenants.

See the “Going Concern and Management’s Plan” section in Note A – Basis of Presentation and Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a discussion of a potential default under the Credit Facility.

Cash Flow Analysis

Cash used in operations was $1,310,788 and $795,754, during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, our primary capital needs included costs incurred to increase energy management sales, inventory procurement and managing current liabilities. The working capital changes during the nine months ended September 30, 2021 were primarily a result of a $534,000 decrease in net inventories, a $233,000 increase in contract liabilities, a $235,000 increase in accrued liabilities, a $106,000 decrease in income tax receivable, a $85,000 increase in accounts payable, partially offset by a $474,000 increase in prepaid expenses, a $77,000 increase in contract assets. The working capital changes during the nine months ended September 30, 2020 were primarily a result of a $701,000 decrease in net accounts receivable, a $275,000 increase in accrued liabilities, a $142,000 decrease in contract assets, partially offset by a $95,000 increase in net inventory, a $71,000 decrease in accounts payable, and a $56,000 decrease in contract liabilities. Accounts receivable balances fluctuate based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable balances fluctuate with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

There was no cash used in or provided by investing activities during either of the nine months ended September 30, 2021 or 2020.

Cash provided by financing activities was $912,067 and $354,033 during the nine months ended September 30, 2021 and 2020, respectively. Proceeds from the PPP2 loan were $913,063, proceeds borrowed from the line of credit were $5,357,000 and cash used for payments on the line of credit were $5,357,996 during the nine months ended September 30, 2021. Proceeds from the PPP loan were $913,063, proceeds borrowed from the line of credit were $5,425,000 and cash used for payments on the line of credit were $5,984,030 during the nine months ended September 30, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer each evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 and 15d-15 were not effective as of September 30, 2021 as a result of the material weaknesses discussed below.

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

Changes in Internal Controls

Other than the material weaknesses discussed above, during the quarter ended September 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 6. Exhibits.

Exhibit Number	Description Of Document
10.1	Stock Purchase Agreement, dated August 6, 2021, between Telkonet, Inc. and VDA Group S.p.A. (incorporated by reference to our Form 8-K (File No. 000-31972) filed August 10, 2021)
10.2	Form of Common Stock Purchase Warrant (incorporated by reference to our Form 8-K (File No. 001-31972) filed August 10, 2021)
10.3	Form of Voting Agreement (incorporated by reference to our Form 8-K (File No. 001-31972) filed August 10, 2021)
10.4	Registration Rights Agreement, dated August 6, 2021, between Telkonet, Inc. and VDA Group S.p.A. (incorporated by reference to our Form 8-K (File No. 001-31972) filed August 10, 2021)
10.5	Twelfth Amendment to Loan and Security Agreement entered into as of September 30, 2021, by and among Telkonet, Inc. and Heritage Bank of Commerce. (incorporated by reference to our Form 8-K (File No. 000-31972) filed October 6, 2021)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jason L. Tienor
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Jason L. Tienor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: November 15, 2021	By:	/s/ Jason L. Tienor
Jason L. Tienor Chief Executive Officer (principal executive officer)

Date: November 15, 2021	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

