Form 10-K
period 2021-12-31
TELKONET INC
filed 2022-03-31
CIK 1094084

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

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

Aggregate market value of the voting stock held by non-affiliates (based upon the closing sale price of $0.05 per share on the Over the Counter Bulletin Board) of the registrant as of June 30, 2021: $6,136,325

Number of outstanding shares of the registrant’s par value $0.001 common stock as of March 24, 2022: 299,212,282.

Certain portions of the registrant’s definitive proxy statement, in connection with its 2021 annual meeting of stockholders, to be filed within 120 days of December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Recent Developments

VDA Transaction and Change of Control

As previously reported in our Current Reports on Form 8-K dated August 10, 2021, and January 13, 2022, on August 6, 2021, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with VDA Group S.p.A., an Italian joint stock company (“VDA”), pursuant to which VDA would, at the Closing (as defined in the Purchase Agreement), contribute $5 million to Telkonet (the “Financing”) and, in exchange, Telkonet would issue to VDA: (i) 162,900,947 shares of Company Common Stock (the “Issuance”); and (ii) a warrant to purchase 105,380,666 additional shares of Common Stock (the “Warrant”) (the Issuance and the Warrant referred to collectively herein as the “VDA Transaction”). The Closing occurred on January 7, 2022.

Following the issuance of 162,900,947 shares of Common Stock to VDA upon the Closing, VDA owns 53% of the issued and outstanding Common Stock on a fully diluted as exercised/converted basis, resulting in a change of control of the Company. VDA could eventually own as much as 65% of the issued and outstanding Common Stock on a fully diluted as exercised/converted basis if it fully exercises the Warrant.

In connection with the VDA Transaction and pursuant to the Purchase Agreement, Arthur E. Byrnes, Peter T. Koss and Leland D. Blatt (collectively, the “Former Directors”) resigned from the Board of Directors of the Company (the “Board”) and any respective committees of the Board to which they belonged effective as of the Closing. The vacancies resulting from the resignations of the Former Directors were filled by Piercarlo Gramaglia, Flavio De Paulis and Steven E. Quick, all of whom were appointed by the remaining Board members effective as of the resignations of the Former Directors, resulting in a change of control of the Board. Jason L. Tienor and Tim S. Ledwick, who were Board members prior to the Closing, remained on the Board after the Closing.

Impact of COVID-19 Pandemic

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

Due to travel restrictions, social distancing edicts and overall fear, the hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any since the onset of the pandemic. While the industry is trending toward recovery, the situation remains fragile. The effects of supply-chain issues, inflation and labor shortages, and subsequent rising wages, all present some level of pandemic uncertainty for the foreseeable future. STR and Tourism Economics expect leisure travel to pace the recovery while commercial demand, the dominant segment, will remain significantly below pre-pandemic levels until there is a significant increase in the quantity of large group events, as well as the return of business travel.1 When adjusted for inflation, revenue per available room (RevPAR) will likely remain below 2019 levels until at least 2025.2

Perseveration of Liquidity and Expense Management

The Company is focused on preserving liquidity, managing expenses, and targeted sales and new product growth. The Company has taken, and is continuing to take, a number of actions to preserve cash. These actions include decreasing the use of engineering consultants, exploring cheaper alternatives for our facility leases, cancelling all non-essential travel and limiting the Company’s attendance at trade shows (implemented prior to applicable government stay-at-home orders being put in place). In early April of 2020, management made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020. With the receipt of a loan under the Paycheck Protection Program (“PPP”) (discussed below), the Company was able to bring back the furloughed employees, restore payroll to prior levels and delay suspension of the 401(k) match. However, the pandemic continued to impact the Company’s operations and financial results, and consequently, in late June of 2020 management once again made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2022. The furloughs and pay cuts continued through September 2020, at which time management determined it was necessary to discontinue the furloughs and pay cuts in order to retain necessary personnel for the Company’s ongoing operations.

In addition to the actions noted above, on April 21, 2020, the Company entered into an unsecured promissory note, dated April 17, 2020, with Heritage Bank for a $913,063 loan under the PPP (“the PPP Loan”) . In January 2021, the Company applied for forgiveness of the amount due on the PPP Loan. On February 16, 2021, the outstanding principal and interest accrued on the PPP Loan was fully forgiven.

_____________

1O’Conner, Stefani C. “Industry’s recovery heats up-slowly.” Hotelbusiness.com January 2022:8A

2O’Conner, Stefani C. “Industry’s recovery heats up-slowly.” Hotelbusiness.com January 2022:14A.

On April 27, 2021, the Company entered into a second unsecured promissory note, dated as of April 26, 2021, for a second PPP loan (“the Second PPP Loan” and, together with the PPP Loan, the “PPP Loans”), with Heritage Bank under a second draw of the PPP administered by the SBA and authorized by the Keeping American Workers Employed and Paid Act. In September 2021, the Company applied for forgiveness of the amount due on the Second PPP Loan. On September 15, 2021, Heritage Bank confirmed that the Second PPP Loan granted to the Company, in the original principal amount of $913,063 plus accrued interest of $3,044 thereon, was forgiven in full.

See Note G – Debt in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for a summary of the terms of the PPP Loans.

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

Rhapsody Platform and Expanded Sales Through Value-Added Resellers

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

 ______________________

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

_______________________

6 https://www.energystar.gov/ia/partners/publications/pubdocs/Healthcare.pdf

Inventory

We are dependent on a limited number of vendors to provide certain inventory and components. We’ve not experienced significant problems or issues purchasing any essential materials, parts or components, but have experienced gross profit pressure as a result of price increases and the impact of tariffs (discussed below). We contract the majority of our inventory with ATR Manufacturing, based in China, which provides substantially all the manufacturing requirements for Telkonet’s energy management platforms. For the year ended December 31, 2021, 82% of our total purchases were from ATR Manufacturing.

Customers

We are neither limited to, nor reliant upon, a single or narrowly segmented customer base to derive our revenues. Our current focus includes the hospitality, educational, governmental, healthcare, and MDU markets, as well as expanding into the consumer market specifically through our resale channel as part of our long term strategic growth.

For the year ended December 31, 2021, one customer represented approximately 18% of total net revenues. For the year ended December 31, 2020, there were two customers each representing over 10%, accounting for approximately 28% of total net revenues.

Intellectual Property

Telkonet has acquired certain intellectual properties, including but not limited to, Patent No. D569,279, titled “Thermostat.”  Patent No. D569,279 issued by the USPTO in May 2008 was granted on the ornamental design of a thermostat device and will expire in May of 2022. The expiration of this patent could allow third parties to launch competing products. While we viewed this patent as valuable, we do not view any single patent as material to the Company as a whole.

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

As of December 31, 2021, the Company had a current liability of approximately $166,000, which $26,000 is included in accounts payable and $140,000 in other accrued liabilities (See Note F – Current Accrued Liabilities for further breakdown of accrued liabilities), along with a non-current liability of $360,000 included in accrued royalties – long-term recorded on its Consolidated Balance Sheet. The corresponding expense was recorded in 2020 in the selling, general and administrative line of the Consolidated Statements of Operations. The payment of the royalty fees is expected to have a material and adverse impact on the Company’s results of operations and liquidity. See Note M – Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for a discussion of the patent infringement lawsuit and the License Agreement.

Government Regulation

As discussed in Item IA – Risks Relating to Our Financial Results, given the fact that we purchase the majority of our inventory from a supplier based in China, we are subject to and have been adversely affected by the tariffs imposed by the United States Federal Government on imports of industrial sector products from China.

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

Research & Development

During the years ended December 31, 2021 and 2020, the Company spent $1,129,957 and $1,177,282, respectively, on research and development activities. Telkonet continues to invest in research & development to maintain and grow our competitive differentiation and customer value.

Key initiatives for 2022 include:

•	developing a new Rhapsody thermostat based on the popular ecoSmart EcoInsight thermostat to help contain costs caused by the global chip shortages, work with VDA on product design changes to allow for easier global manufacturing and reduction in tariff expenses, add more global product certifications for opening additional markets,

•	growing our Rhapsody platform with new software and providing interfaces to property management systems and door lock systems,

•	enhancing our current EcoSmart products with new wireless capabilities to communicate with additional hospitality vendors, and

•	building on the core pieces of the Rhapsody platform to continue the expanding deployments further into our core markets.

Additional Information

Employees

As of March 24, 2022, we had 30 full-time and 1 part-time employee.

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

Risks Relating to Our Financial Results

We expect to continue to incur operating losses and have negative operating cash flows for the foreseeable future.

Since inception through December 31, 2021, we have incurred cumulative losses of $128,668,176 and have never generated enough funds through operations to support our business. For the year ended December 31, 2021, the Company had a cash flow deficit from operations of $1,699,615. The Company has made significant investments in the engineering, development and marketing of its intelligent automation platforms, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to, and continues to contribute to, the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, capacity under the Company’s $1 million revolving credit facility with Heritage Bank of Commerce (“Heritage Bank”), the sale of a wholly-owned subsidiary, and management of working capital levels.

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate strategic transactions.

We are currently authorized to issue 475,000,000 shares of common stock under our Amended Restated and Articles of Incorporation. As of March 24, 2022, we have issued 299,212,282 shares of common stock and have approximately 113,528,621 shares of common stock committed for issuance giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock.

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

Due to travel restrictions and social distancing edicts, the hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any. For a more detailed discussion of the impact of COVID-19 on the hospitality industry, see Item 1 – Recent Developments – Impact of COVID-19 Pandemic.

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

Tariffs have had, and continued tariffs and evolving trade policy between the United States and China may have, a material adverse effect on our business.

During 2018, the United States Federal Government imposed significant tariffs on imports from numerous countries, including China. Subsequent to this, the Office of the United States Trade Representative (“USTR”) announced an initial proposed list of imports from China that could be subject to additional tariffs. The list of imports for which Customs and Border Protection began collecting additional duties during July 2018, focuses on the industrial sector. The Company’s main supplier, accounting for approximately 82% of total purchases in 2021, is located in China. The products that the Company purchases from the supplier are subject to up to 25% tariffs. As a result of the tariffs, our cost of sales has increased.

The Biden administration has not stated whether it will ultimately remove or alter any of the tariffs. There continues to be significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. These changes have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the United States and other nations. If additional tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might create forecasting difficulties for us and cause our customers and business partners to place fewer orders for our products and services, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

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

We depend on a limited number of third party suppliers to provide the components and the equipment required to deliver our solutions, with purchases from one supplier comprising approximately 82% of total purchases for the year ended December 31, 2021. If these providers fail to perform their obligations under our agreements with them or we are unable to renew these agreements, we may be forced to suspend the sale and deployment of our products and services and enrollment of new customers, which would have an adverse effect on our business, prospects, financial condition and operating results.

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

On June 30, 2020, Sipco filed a patent infringement lawsuit against the Company (the “Sipco Lawsuit”) alleging infringement on multiple EWM patents held by Sipco. On November 30, 2020, the Company entered into the License Agreement in order to settle the Sipco Lawsuit, without the expense of costly litigation. As of December 31, 2021, the Company has a current liability of approximately $166,000, which $26,000 is included in accounts payable and $140,000 in other accrued liabilities (See Note F – Current Accrued Liabilities for further breakdown of accrued liabilities), along with a non-current liability of $360,000 included in accrued royalties – long-term recorded on its Consolidated Balance Sheet. The corresponding expense was recorded in 2020 in the selling, general and administrative line of the Consolidated Statements of Operations. The payment of the royalty fees is expected to have a material and adverse impact on the Company’s results of operations and liquidity. See Note M – Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for a discussion of the patent infringement lawsuit and the License Agreement.

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

We have identified material weaknesses in our internal controls as of December 31, 2021 that, if not properly remediated, could result in material misstatements in our financial statements.

Based on an evaluation of our disclosure of internal controls and procedures as of December 31, 2021, our management has concluded that, as of such date, there were material weaknesses in our internal control over financial reporting related to a lack of segregation of duties due to the limited size of the Company’s accounting department, a failure to implement adequate internal control over financial reporting including in our IT general control environment and the need for a stronger internal control environment particularly in our financial reporting and close process. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected in a timely manner. As disclosed in Item 9A of Part II of this report, because of the material weaknesses identified by the Company, our consolidated financial statements may contain material misstatements that would require restatement of the Company’s financial results in this report. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. At present, the Company does not expect to hire additional personnel to remediate these control deficiencies in the near future.

Until and if these material weaknesses in our internal control over financial reporting are remediated, there is a reasonable possibility that material misstatements of our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner. Material misstatements in our financial statements could result in litigation or regulatory enforcement actions, which would require additional financial and management resources; loss of investor confidence; and delays in filing required financial disclosures, one or more of which could have a material adverse effect on our business and financial condition. The Company believes the consolidated financial statements as of December 31, 2021 and 2020 are free of material misstatements.

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

Our suppliers may also experience financial difficulties, which could result in our having difficulty sourcing the materials and components we use in producing our products and providing our services. This risk is increased given we depend on a limited number of third party suppliers to provide the components and the equipment required to deliver our solutions, with purchases from one supplier comprising approximately 82% of total purchases for the year ended December 31, 2021. If we encounter such difficulties, we may not be able to produce our products for our customers in a timely fashion which could have an adverse effect on our results of operations, financial condition and cash flows.

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

Anti-takeover provisions in our charter documents and Utah law could discourage, delay or prevent a change of control of our Company and may affect the trading price of our common stock.

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

As of December 31, 2021, we had outstanding employee options to purchase a total of 3,349,793 shares of common stock at exercise prices ranging from $0.14 to $1.00 per share, with a weighted average exercise price of $0.16. As of December 31, 2021, there were no warrants outstanding. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise could be dilutive to existing stockholders and could adversely affect the market price of our common stock.

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

In November 2021, the Company entered into a lease agreement for 425 square feet of commercial office space in Gaithersburg, Maryland. It expires on November 30, 2022.

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

Record Holders

As of March 24, 2022, we had 208 holders of record of our common stock and 299,212,282 shares of our common stock issued and outstanding.

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

Recent Developments

VDA Transaction and Change of Control

As previously reported in our Current Reports on Form 8-K dated August 10, 2021, and January 13, 2022, on August 6, 2021, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with VDA Group S.p.A., an Italian joint stock company (“VDA”), pursuant to which VDA would, at the Closing (as defined in the Purchase Agreement), contribute $5 million to Telkonet (the “Financing”) and, in exchange, Telkonet would issue to VDA: (i) 162,900,947 shares of Company Common Stock (the “Issuance”); and (ii) a warrant to purchase 105,380,666 additional shares of Common Stock (the “Warrant”) (the Issuance and the Warrant referred to collectively herein as the “VDA Transaction”). The Closing occurred on January 7, 2022.

Following the issuance of 162,900,947 shares of Common Stock to VDA upon the Closing, VDA owns 53% of the issued and outstanding Common Stock on a fully diluted as exercised/converted basis, resulting in a change of control of the Company. VDA could eventually own as much as 65% of the issued and outstanding Common Stock on a fully diluted as exercised/converted basis if it fully exercises the Warrant.

In connection with the VDA Transaction and pursuant to the Purchase Agreement, Arthur E. Byrnes, Peter T. Koss and Leland D. Blatt (collectively, the “Former Directors”) resigned from the Board of Directors of the Company (the “Board”) and any respective committees of the Board to which they belonged effective as of the Closing. The vacancies resulting from the resignations of the Former Directors were filled by Piercarlo Gramaglia, Flavio De Paulis and Steven E. Quick, all of whom were appointed by the remaining Board members effective as of the resignations of the Former Directors, resulting in a change of control of the Board. Jason L. Tienor and Tim S. Ledwick, who were Board members prior to the Closing, remained on the Board after the Closing.

Impact of COVID-19 Pandemic

As discussed above, the Company’s operations and financial results have also been impacted by the COVID-19 pandemic. Both the health and economic aspects of the COVID-19 pandemic are highly fluid and the future course of each is uncertain. We cannot predict whether the outbreak of COVID-19 will be effectively contained on a sustained basis. Depending on the length and severity of the COVID-19 pandemic, the demand for our products, our customers’ ability to meet payment obligations to the Company, our supply chain and production capabilities, and our workforces’ ability to deliver our products and services could be impacted. Management is actively monitoring the impact of the global situation on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. While we expect this disruption to continue to have a material adverse impact on our results of operations, financial condition, cash flows, and liquidity, the Company is unable to reasonably determine the full extent of the impact at this time.

Due to travel restrictions, social distancing edicts and overall fear, the hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any since the onset of the pandemic. While the industry is trending toward recovery, the situation remains fragile. The effects of supply-chain issues, inflation and labor shortages, and subsequent rising wages, all present some level of pandemic uncertainty for the foreseeable future. STR and Tourism Economics expect leisure travel to pace the recovery while commercial demand, the dominant segment, will remain significantly below pre-pandemic levels until there is a significant increase in the quantity of large group events, as well as the return of business travel 7 When adjusted for inflation, revenue per available room (RevPAR) will likely remain below 2019 levels until at least 2025. 8

_________________

7 O’Conner, Stefani C. “Industry’s recovery heats up-slowly.” Hotelbusiness.com January 2022:8A

8 O’Conner, Stefani C. “Industry’s recovery heats up-slowly.” Hotelbusiness.com January 2022:14A.

Sipco License Agreement

In addition, on November 30, 2020, the Company entered into the License Agreement with Sipco and IPCO, LLC dba IntusIQ in order to settle a patent infringement lawsuit without the expense of costly litigation. As of December 31, 2021, we had $526,000 in liabilities recorded on our Consolidated Balance Sheet for future royalty fees ($26,000 accounts payable, $140,000 in accrued liabilities and $360,000 long-term liability). The corresponding expense was recorded in 2020 in the selling, general and administrative line of the Consolidated Statements of Operations. The payment of the royalty fees is expected to have a material and adverse impact on the Company’s results of operations and liquidity. See Note M – Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for a discussion of the patent infringement lawsuit and the License Agreement.

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

All support service agreements, whether single or multi-year terms, automatically renew for one-year terms at a suggested retail price (“SRP”), unless terminated by either party. Support service renewals are consistently priced and therefore would support the use of SRP as the best estimate of an SSP for such performance obligations.

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

Contract liabilities include monthly support service fees, customer deposits, and billings in advance of revenue recognition. The long term portion of these liability balances represent the amount of revenues that will be recognized after December 31, 2022.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During the years ended December 31, 2021 and 2020, the Company experienced approximately between 1% and 3% of returns related to product warranties. As of December 31, 2021 and 2020, the Company recorded warranty liabilities in the amount of $46,650 and $45,328, respectively, using this experience factor range.

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

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The Company’s operations and financial results have been impacted by the COVID-19 pandemic. Further, significant uncertainty remains regarding the full impact of the COVID-19 pandemic – both in terms of the health and economic aspects – and the timing of any recovery in markets such as hospitality, our largest market that generally accounts for a majority of our revenue.

Revenues

The table below outlines our product versus recurring revenues from operations for comparable periods:

	Year Ended December 31,
	2021		2020		Variance

Product	$5,542,404	88%	$5,742,251	88%	$(199,847)	(3%)
Recurring	731,995	12%	751,619	12%	(19,624)	(3%)
Total	$6,274,399	100%	$6,493,870	100%	$(219,471)	(3%)

Product Revenue

Product revenue principally arises from the sale and installation of energy management platforms. The suite of products consists of thermostats, sensors, controllers, wireless networking products, switches, outlets and a control platform.

For the year ended December 31, 2021, product revenues decreased by 3% or $0.20 million when compared to the prior year. Hospitality revenues decreased 4% to $4.72 million, government revenues decreased 10% to $0.19 million, education revenues decreased 37% to $0.28 million while MDU revenues increased 106% to $0.30 million and healthcare revenues increased 100% to $0.05 million. Product revenues derived from value-added resellers and distribution partners were $4.56 million for the year ended December 31, 2021, an increase of 1% compared to the prior year period. For the year ended December 31, 2021, international revenues decreased 7% to $0.71 million when compared to the prior year period. The decrease in international revenues was primarily driven by the loss of one customer.

Backlogs were approximately $2.39 million and $2.64 million at December 31, 2021 and 2020, respectively. Beginning in the third quarter, global supply chain disruptions have created delays in our order fulfillment. These disruptions are ongoing and order cancellations could result if these issues persist.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service period for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the year ended December 31, 2021, recurring revenue decreased by 3% or $0.02 million when compared to the prior year period. The decrease was related to decreased unit sales of call center support services.

Cost of Sales

The tables below outline product versus recurring cost of sales, along with respective amounts of those costs as a percentage of revenue for the comparable periods:

	Year ended December 31,
	2021		2020		Variance

Product	$2,978,886	54%	$3,527,977	61%	$(549,091)	(16%)
Recurring	52,774	7%	80,580	11%	(27,806)	(35%)
Total	$3,031,660	48%	$3,608,557	56%	$(576,897)	(16%)

Costs of Product Revenue

Costs of product revenue include materials and installation labor related to Telkonet’s platform technology. For the year ended December 31, 2021, product costs decreased 16% compared to the prior year period based upon lower revenues. The variance was primarily attributable to decreases in material costs of $0.43 million, logistical expenses of $0.14 million, inclusive of import tariffs and inventory adjustments of $0.20 million, offset by increases in product surcharges of $0.25 million resulting from global chip shortages, supply chain challenges and inflationary pressures. Material costs as a percentage of product revenues were 39%, a decrease of 1%, compared to the prior year period.

Costs of Recurring Revenue

Recurring revenue costs are comprised primarily of call center support labor. For the year ended December 31, 2021, recurring revenue costs decreased by 35% when compared to the prior year period. The variance was primarily due to decreases in call center staffing.

Gross Profit

The tables below outline product versus recurring gross profit, along with respective actual gross profit percentages for the comparable periods:

	Year ended December 31,
	2021		2020		Variance

Product	$2,563,518	46%	$2,214,274	39%	$349,244	16%
Recurring	679,221	93%	671,039	89%	8,182	1%
Total	$3,242,739	52%	$2,885,313	44%	$357,426	12%

Gross Profit on Product Revenue

Gross profit for the year ended December 31, 2021 increased 16% or $0.35 million when compared to the prior year period. The variance was primarily attributable to decreases in material costs of $0.43 million, logistical expenses of $0.14 million, inclusive of import tariffs and inventory adjustments of $0.20 million, offset by increases in product surcharges of $0.25 million resulting from global chip shortages, supply chain challenges and inflationary pressures. Material costs as a percentage of product revenues were 39%, a decrease of 1%, compared to the prior year period. For the year ended December 31, 2021, the actual gross profit percentage increased by 7% to 46% compared to the prior year period. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 4% on the actual gross profit percentage for the year ended December 31, 2021, compared to approximately 7% for the year ended December 31, 2020.

Gross Profit on Recurring Revenue

Gross profit for the year ended December 31, 2021 increased 1% when compared to the prior year period. The increase was primarily due to decreases in call center staffing offset by a decline in revenues.

Operating Expenses

The tables below outline operating expenses for the comparable periods, along with percentage change:

	Year ended December 31,
	2021	2020	Variance

Total	$5,463,348	$5,990,918	$(527,570)	(9%)

The Company’s operating expenses are comprised of research and development, selling, general and administrative expenses and depreciation and amortization expense. During the year ended December 31, 2021, operating expenses decreased by 9% when compared to the prior year as outlined below.

Research and Development

	Year ended December 31,
	2021	2020	Variance

Total	$1,129,957	$1,177,282	$(47,325)	(4%)

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. For the year ended December 31, 2021, research and development costs decreased by 4% when compared to the prior year period. The variance is primarily attributable to decreases in expenses incurred with third-party consultants of $0.58 million.

Selling, General and Administrative Expenses

	Year ended December 31,
	2021	2020	Variance

Total	$4,289,920	$4,754,783	$(464,863)	(10%)

For the year ended December 31, 2021, selling, general and administrative expenses decreased by 10% compared to the prior year period.

The variance is primarily attributable to decreases in royalty fees of $0.50 million, a 401(k) employer match of $0.05 million and payroll taxes of $0.44 million, partially offset by increased trade shows of $0.10 million, public company fees of $0.14 million and legal fees of $0.30 million. The payroll tax decrease was primarily the result of an Employee Retention Credit (“ERC”), allowed under the CARES Act, which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. The royalty fees were made under the License Agreement entered into on November 30, 2020. See Note I – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for summary of the terms of the License Agreement, including future payment obligations.

Operating Loss

Operating loss for the year ended December 31, 2021 improved 28.5% to $2.22 million compared to the prior year of $3.11 million. This improvement is primarily due to an increase in gross profit and a decrease in selling, general and administrative expenses discussed above.

Net Loss

For the year ended December 31, 2021, the Company had a net loss of $0.41 million compared to a net loss of $3.15 million during the prior year. This net loss variance is primarily due to a $1.84 million non-cash gains on debt extinguishment in connection with full forgiveness of the PPP Loans, an increase in gross profit, and a relatively unchanged selling, general and administrative expenses discussed above.

Non-GAAP Financial Measures

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and stock-based compensation can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), operating income (loss), or any other measure for determining operating performance or liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the years ended December 31, 2021 and 2020, the Company excluded items in the following general categories described below:

•	Stock-based compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous year.

RECONCILIATION OF NET LOSS

TO ADJUSTED EBITDA

FOR THE YEARS ENDED DECEMBER 31,

	2021	2020
Net loss	$(412,785)	$(3,149,852)
Gain on debt extinguishment	(1,836,780)	–
Interest expense, net	21,067	21,645
Income tax provision	7,889	22,602
Depreciation and amortization	43,471	58,853
EBITDA	(2,177,138)	(3,046,752)
Adjustments:
Stock-based compensation	7,262	7,262

Adjusted EBITDA	$(2,169,876)	$(3,039,490)

Liquidity and Capital Resources

As previously reported in our Current Reports on Form 8-K dated August 10, 2021, and January 13, 2022, on August 6, 2021, the Company entered into a Purchase Agreement with VDA pursuant to which VDA contributed $5 million to the Company in exchange for the issuance of 162,900,947 shares of Company common stock and a warrant to purchase 105,380,666 additional shares of Company common stock. For a more detailed discussion of the VDA Transaction, please see Item 1 – Description of Business – Recent Developments.

For the year ended December 31, 2021, the Company reported a net loss of $412,785 and had cash used in operating activities of $1,699,615, and ended the year with an accumulated deficit of $128,668,176 and total current assets in excess of current liabilities of $1,209,361. At December 31, 2021, the Company had $2,361,059 of cash and approximately $460,000 of availability on its Credit Facility. The Credit Facility is a $1,000,000 line of credit, which is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory, each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable as well as financial covenants including a requirement to maintain a minimum unrestricted cash balance of $1,000,000. As of December 31, 2021, we had a total borrowing base of approximately $913,000, an outstanding balance of $403,089, and a cash management services reserve of $50,000, resulting in the availability of approximately $460,000 on the Credit Facility.

Since inception through December 31, 2021, we have incurred cumulative losses of $128,668,176 and have never generated enough cash through operations to support our business. For the year ended December 31, 2021, we had a cash flow deficit from operations of $1,699,615. The Company has made significant investments in the engineering, development and marketing of its intelligent automation platforms, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to, and continues to contribute to, the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, Credit Facility capacity, the sale of a wholly-owned subsidiary, and the management of working capital levels.

As discussed above, the Company’s operations and financial results have also been impacted by the COVID-19 pandemic. Both the health and economic aspects of the COVID-19 pandemic are highly fluid and the future course of each is uncertain. We cannot predict whether the outbreak of COVID-19 will be effectively contained on a sustained basis. Depending on the length and severity of the COVID-19 pandemic, the demand for our products, our customers’ ability to meet payment obligations to the Company, our supply chain and production capabilities, and our workforces’ ability to deliver our products and services could be impacted. Management is actively monitoring the impact of the global situation on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. While we expect this disruption to continue to have a material adverse impact on our results of operations, financial condition cash flows, and liquidity, the Company is unable to reasonably determine the full extent of the impact at this time.

The Company’s sales and gross profits have decreased significantly resulting from a contraction in commercial demand for our products, a lower revenue conversion rate in our existing pipeline and significant one-off transactions from customers in 2020 were not repeated in 2021. Due to travel restrictions, social distancing and shelter at home edicts, the hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any. For a more detailed discussion of the impact of COVID-19 on the hospitality industry, see Item 1 – Recent Developments – Impact of COVID-19 Pandemic.

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

In addition to the actions noted above, on April 21, 2020, the Company entered into an unsecured promissory note, dated April 17, 2020 (“the First PPP Loan”), with Heritage Bank, a California state chartered bank (“Heritage Bank”) for a $913,063 loan under the Paycheck Protection Program (“PPP”). In January 2021, the Company applied for forgiveness of the amount due on the First PPP Loan. On February 16, 2021, the outstanding principal and interest accrued on the First PPP Loan was fully forgiven.

On April 27, 2021, the Company entered into an unsecured promissory note, dated as of April 26, 2021, for a second PPP loan (“the Second PPP Loan” and together with the First PPP Loan, the “PPP Loans”), with Heritage Bank under a second draw of the PPP administered by the SBA and authorized by the Keeping American Workers Employed and Paid Act. In September 2021, the Company applied for forgiveness of the amount due on the Second PPP Loan. On September 15, 2021, Heritage Bank confirmed that the Second PPP Loan granted to the Company, in the original principal amount of $913,063 plus accrued interest of $3,044 thereon, was forgiven in full. See Note G – Debt in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for a summary of the terms of the PPP Loan.

Revolving Credit Facility

On September 30, 2014, the Company entered into a loan and security agreement (the “Heritage Bank Loan Agreement”) with Heritage Bank governing a revolving credit facility in a principal amount not to exceed $2,000,000 (the “Credit Facility”). Availability of borrowings under the Credit Facility is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Credit Facility is secured by all of the Company’s assets. The Credit Facility is available for working capital and other general business purposes.

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at December 31, 2021 and 7.75% at December 31, 2020. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant has an exercise price of $0.20 and expired October 9, 2021. On November 6, 2019, the Eleventh Amendment to the Credit Facility was executed to extend the maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant. The eleventh amendment was effective as of September 30, 2019.

On September 30, 2021, the Company entered into a twelfth amendment to the Heritage Bank Loan Agreement to extend the revolving maturity date to December 31, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement. In addition, subject to certain conditions as specified in the Twelfth Amendment, Heritage Bank consented to the VDA Transaction (as described above under the “Business and Basis of Presentation” section in Note A – Basis of Presentation and Significant Accounting Policies) between the Company and VDA, and acknowledged and agreed that certain events occurring in connection with the Transaction, including the change of control of the Company resulting from the Transaction, do not constitute Events of Default as defined in the Loan Agreement.

On December 13, 2021, the Company entered into a thirteenth amendment to the Heritage Bank Loan Amendment to extend the revolving maturity date to March 31, 2022, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement. In addition, the Heritage Bank Loan Amendment reduced the credit extension amount to $1,000,000 and reduced unrestricted cash maintained in the Company’s accounts at Bank to be at least $1,000,000.

On March 10, 2022, the Company entered into a fourteenth amendment to the Heritage Bank Loan Amendment to extend the revolving maturity date to June 30, 2023, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement contains covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants. As discussed above, the EBITDA loss covenant was eliminated in the eleventh amendment to the Credit Facility. The sole remaining financial covenants are a minimum asset coverage ratio and a minimum unrestricted cash balance of $1 million, both of which are measured at the end of each month. A violation of either of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature.

The outstanding balance on the Credit Facility was $403,089 and $267,289 at December 31, 2021 and 2020 and the remaining available borrowing capacity was approximately $460,000 and $442,000, respectively. As of December 31, 2021, the Company was in compliance with all financial covenants.

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

On April 27, 2021, the Company entered into an unsecured promissory note, dated as of April 26, 2021, for a second PPP loan (“the Second PPP Loan” and together with the First PPP Loan, the “PPP Loans”), with Heritage Bank under a second draw of the PPP administered by the SBA and authorized by the Keeping American Workers Employed and Paid Act. In September 2021, the Company applied for forgiveness of the amount due on the Second PPP Loan. On September 15, 2021, Heritage Bank confirmed that the Second PPP Loan granted to the Company, in the original principal amount of $913,063 plus accrued interest of $3,044 thereon, was forgiven in full.

See Note G – Debt in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for a summary of the terms of the PPP Loans.

Cash Flow from Operations Analysis

Cash used in operating activities of operations was $1,699,615 and $844,794 during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, and managing current liabilities. The working capital changes during the year ended December 31, 2021 were primarily related to an approximate $823,000 increase in accounts payable, a $563,000 decrease in net inventories, a $155,000 net increase in accrued liabilities, which includes an $11,000 decrease for interest forgiven on the PPP Loans, partially offset by an approximate $592,000 increase in prepaid expenses, a $161,000 increase in contract assets, and a $145,000 increase in accounts receivable. The primary working capital change during the year ended December 31, 2020 were primarily related to an approximate $1,418,000 decrease in net accounts receivable, a $235,000 increase in current contract liabilities, partially offset by an approximate $223,000 decrease in accounts payable. Accounts receivable fluctuates based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

There was no cash used in investing activities during the years ended December 31, 2021 and 2020.

Cash provided by financing activities was $1,048,863 and $556,005 during the years ended December 31, 2021 and 2020, respectively. Proceeds from the Second PPP loan were $913,063, proceeds borrowed from the line of credit were $6,764,968 and cash used for payments on the line of credit were $6,629,168 during the year ended December 31, 2021. Proceeds from the First PPP loan were $913,063, proceeds borrowed from the line of credit were $5,835,000 and cash used for payments on the line of credit were $6,192,058 during the year ended December 31, 2020.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer each evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 and 15d-15 were not effective as of December 31, 2021 as a result of the material weaknesses discussed below.

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

With the participation of our Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on the COSO framework criteria.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements as of and for the year ended December 31, 2021 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Notwithstanding the identified material weaknesses, our management has concluded that the audited financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 fairly state, in all material respects, our financial position, results of operations, cash flows, and changes in stockholders’ equity as of and for the periods presented in accordance with U.S. GAAP.

Under applicable Securities Law, the Company is not required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly, such an attestation has not been obtained or included in this Annual Report.

Attestation Report of the Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls

Other than the material weaknesses discussed above, during the year ended December 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Pursuant to General Instruction G(3), information on directors and executive officers of the Registrant and corporate governance matters is incorporated by reference from our definitive proxy statement on Schedule 14A in connection with our 2021 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2021 (the “2021 Proxy Statement”).

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

ITEM 11.  EXECUTIVE COMPENSATION.

Pursuant to General Instruction G(3), information on executive compensation is incorporated by reference from the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners and management and related stockholder matters are incorporated by reference from the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,349,793	(1)	$0.16	10,000,000	(2)
Equity compensation plans not approved by security holders	–		–	–
Total	3,349,793	(1)	$0.16	10,000,000	(2)

(1)	3,349,793 shares of common stock to be issued upon exercise of options and warrants issued under the 2010 Amended and Restated Stock Option and Incentive Plan, as amended.
(2)	10,000,000 shares of common stock available for future issuance under the 2021 Stock Option and Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence is incorporated by reference from the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

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

Report of Independent Registered Public Accounting Firm, Wipfli LLP

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the Years ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for Years ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

Additional Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

	(3)	Exhibits required to be filed by Item 601 of Regulation S-K

EXHIBIT INDEX

The following exhibits are included herein or incorporated by reference:

2.1	Asset Purchase Agreement by and among EthoStream, LLC, Telkonet, Inc., and DCI-Design Communications, dated as of March 28, 2017 (incorporated by reference from Exhibit 2.1 to our Form 8-K (File No. 001-31972) filed on March 31, 2017)
2.2	Stock Purchase Agreement, dated August 6, 2021, between Telkonet, Inc. and VDA Group S.p.A. (incorporated by reference to our Form 8-K (File No. 000-31972) filed August 10, 2021)
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to our Form S-8 (File No. 333-47986), filed on October 16, 2000)
3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to our Registration Statement on Form S-1(File No. 333-108307), filed on August 28, 2003
3.3	Amendment to Amended and Restated Articles of Incorporation of Telkonet, Inc. (incorporated by reference from Exhibit 3.5 to Telkonet, Inc.’s Annual Report on Form 10-K (File No. 001-31972), filed on March 30, 2011)
3.4	Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
4.1	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 10.3 to our Form 8-K (File No. 001-31972) filed on November 18, 2009)
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 10.3 to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934 (incorporated by reference from Exhibit 4.4 to our Form 10-K (File No. 001-31972) filed on March 30, 2020)
10.1	Series A Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated November 16, 2009 (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed on November 18, 2009)
10.2	Series A Convertible Redeemable Preferred Stock Registration Rights Agreement, dated November 16, 2009 (incorporated by reference from Exhibit 10.2 to our Form 8-K (File No. 001-31972) filed on November 18, 2009)
10.3	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.12 to our Form 10-K (File No. 001-31972) filed on March 31, 2010)
10.4	Series B Convertible Redeemable Preferred Stock Securities Purchase Agreement, dated August 4, 2010 (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
10.5	Series B Convertible Redeemable Preferred Stock Registration Rights Agreement, dated August 4, 2010 (incorporated by reference from Exhibit 10.2 to our Form 8-K (File No. 001-31972) filed on August 9, 2010)
*10.6	2010 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.1 to our Registration Statement filed on Form S-8 (File No. 333-175737) filed July 22, 2011)
10.7	Securities Purchase Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
10.8	Registration Rights Agreement, dated April 8, 2011, by and among Telkonet, Inc. and the parties listed therein (incorporated by reference from Exhibit 10.2 to our Form 8-K (File No. 001-31972) filed on April 13, 2011)
*, ***10.9	Employment Agreement by and between Telkonet, Inc. and Jason L. Tienor, dated as of August 6, 2021
*, ***10.10	Employment Agreement by and between Telkonet, Inc. and Jeffrey J. Sobieski, dated as of August 6, 2021
*, ***10.11	Employment Agreement by and between Telkonet, Inc. and Richard E. Mushrush, dated as of August 6, 2021
*10.12(a)	2010 Amended and Restated Stock Option and Incentive Plan (amended and restated effective as of November 17, 2016, incorporated by reference from Exhibit 10.27 to our Form 10-K (File No. 001-31972) filed April 3, 2017)

*10.12(b)	Amendment to Telkonet, Inc. 2010 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.2 to our Form 10-Q (File No. 001-31972) filed on May 15, 2020)
10.13	Loan and Security Agreement, dated September 30, 2014, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed October 2, 2014)
10.14	First Amendment to Loan and Security Agreement, dated February 17, 2016, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed February 23, 2016)
10.15	Second Amendment to Loan and Security Agreement, dated October 27, 2016, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed October 28, 2016)
10.16	Third Amended to Loan and Security Agreement, dated January 25, 2017, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.16 to our Form 10-K (File No. 001-31972) filed March 30, 2020)
10.17	Fourth Amended to Loan and Security Agreement, dated March 29, 2017, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.17 to our Form 10-K (File No. 001-31972) filed March 30, 2020)
10.18	Fifth Amended to Loan and Security Agreement, dated August 29, 2017, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.18 to our Form 10-K (File No. 001-31972) filed March 30, 2020)
10.19	Sixth Amendment to Loan and Security Agreement, dated October 23, 2017, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed October 26, 2017)
10.20	Seventh Amendment to Loan and Security Agreement entered into as of February 2, 2018, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 10-Q (File No. 001-31972) filed November 14, 2018)
10.21	Eighth Amendment to Loan and Security Agreement entered into as of April 5, 2018, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.2 to our Form 10-Q (File No. 001-31972) filed November 14, 2018)
10.22	Ninth Amendment to Loan and Security Agreement entered into as of November 7, 2018, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 10-Q (File No. 001-31972) filed November 14, 2018)
10.23	Tenth Amendment to Loan and Security Agreement entered into as of February 12, 2019, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed February 14, 2019)
10.24	Eleventh Amendment to Loan and Security Agreement entered into as of November 6, 2019, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed November 7, 2019)
10.25	Paycheck Protection Program Promissory Note, dated April 17, 2020, between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed April 27, 2020)
10.26	Telkonet, Inc. 2020 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed on June 2, 2020)
**10.27	Wireless Network Patent License Agreement, dated effective November 30, 2020, by and between Telkonet, Inc., SIPCO, LLC, and IPCO, LLC dba IntusTM (incorporated by reference from Exhibit 10.1 to our Form 8-K/A (File No. 001-31972) filed February 19, 2021)
10.28	Form of Common Stock Purchase Warrant (incorporated by reference to our Form 8-K (File No. 001-31972) filed August 10, 2021)
10.29	Form of Voting Agreement (incorporated by reference to our Form 8-K (File No. 001-31972) filed August 10, 2021)
10.30	Registration Rights Agreement, dated August 6, 2021, between Telkonet, Inc. and VDA Group S.p.A. (incorporated by reference to our Form 8-K (File No. 001-31972) filed August 10, 2021)
10.31	Twelfth Amendment to Loan and Security Agreement entered into as of September 30, 2021, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed on October 6, 2021)
10.32	Thirteenth Amendment to Loan and Security Agreement entered into as of December 13, 2021, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed on December 15, 2021)
***10.33	Consulting Agreement by and between Telkonet and Piercarlo Gramaglia dated as of November 16, 2021
10.34	Fourteenth Amendment to Loan and Security Agreement entered into as of March 10, 2022, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed on March 16, 2022)
10.35	Severance and Release Agreement entered into as of March 10, 2022, by and between Telkonet, Inc. and Mr. Tienor (incorporated by reference from Exhibit 10.2 to our Form 8-K (File No. 001-31972) filed on March 16, 2022)

14.1	Code of Ethics (incorporated by reference from Exhibit 14 to our Form 10-KSB (File No. 001-31972), filed on March 30, 2004)
***21.1	Telkonet, Inc. Subsidiaries
***23.1	Consent of Wipfli LLP, Independent Registered Public Accounting Firm
***31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Piercarlo Gramaglia
***31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
***32.1	Certification of Piercarlo Gramaglia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
****101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
****101.SCH	Inline XBRL Taxonomy Extension Schema Document
****101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
****101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
****101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
****101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
****104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).
*	Indicates management contract or compensatory plan or arrangement.
**	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to provide an unredacted copy of the exhibit on a supplemental basis to the SEC upon its request.
***	Filed herewith.
****	Submitted electronically with this report.

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELKONET, INC.

Dated: March 31, 2022	/s/ Piercarlo Gramaglia
Piercarlo Gramaglia Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Piercarlo Gramaglia	Chief Executive Officer and Director	March 31, 2022
Piercarlo Gramaglia	(principal executive officer)

/s/ Richard E. Mushrush	Chief Financial Officer	March 31, 2022
Richard E. Mushrush	(principal financial officer and principal accounting officer)

/s/ Steven E. Quick	Chairman of the Board	March 31, 2022
Steven E. Quick

/s/ Tim S. Ledwick	Director	March 31, 2022
Tim S. Ledwick

/s/ Flavio de Paulis	Director	March 31, 2022
Flavio de Paulis

/s/ Jason L. Tienor	Director	March 31, 2022
Jason L. Tienor

TELKONET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Telkonet, Inc.

Waukesha, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Telkonet, Inc. and subsidiaries (the “Company and subsidiaries”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material aspects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Critical Audit Matter Description

Revenue recognition on turnkey solution customer contracts ongoing at year-end

As described in Note A to the financial statements, revenue from customer contracts which encompass both product and installation services are referred to as “turnkey solutions” and contain a single performance obligation. Revenue from turnkey solution customer contracts is recognized over time using an output measure based on the number of rooms installed. We identified revenue recognition on turnkey solution customer contracts ongoing at year-end as a critical audit matter because of the estimates used by management to measure progress and the impact these estimates have on revenue recognition.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the estimates used by management in the determination of the accounting for turnkey solution customer contracts ongoing at year-end included the following, among others:

We selected a sample of turnkey solution customer contracts ongoing at year-end and evaluated management’s calculation of revenue recognized over time by performing the following procedures:

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

Minneapolis, Minnesota

March 31, 2022

TELKONET, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,361,059	$3,011,811
Accounts receivable, net	1,010,554	865,174
Inventories, net	825,559	1,388,262
Contract assets	266,014	104,989
Prepaid expenses	735,092	142,733
Income taxes receivable	–	105,745
Total current assets	5,198,278	5,618,714

Property and equipment, net	84,201	127,672

Other assets:
Deposits	7,595	7,000
Operating lease right of use assets	570,512	737,551
Total other assets	578,107	744,551

Total Assets	$5,860,586	$6,490,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,865,535	$1,043,007
Accrued liabilities	718,721	563,312
Line of credit	403,089	267,289
Contract liabilities – current	800,965	888,060
Operating lease liabilities – current	195,176	242,299
Note payable – current	–	913,063
Income taxes payable	5,431	–
Total current liabilities	3,988,917	3,917,030

Long-term liabilities:
Contract liabilities – long-term	140,265	164,307
Operating lease liabilities – long-term	459,668	592,341
Accrued royalties – long-term	360,000	500,000
Total long-term liabilities	959,933	1,256,648
Total liabilities	4,948,850	5,173,678

Commitments and contingencies
Stockholders’ Equity
Preferred Stock Series A, par value $.001 per share; 215 shares designated, 185 shares outstanding at December 31, 2021 and 2020, preference in liquidation of $1,822,450 and $1,748,423 as of December 31, 2021 and 2020, respectively.	1,340,566	1,340,566
Preferred Stock Series B, par value $.001 per share; 567 shares designated, 52 shares outstanding at December 31, 2021 and 2020, preference in liquidation of $497,605 and $476,782 as of December 31, 2021 and 2020, respectively.	362,059	362,059
Common Stock, par value $.001 per share; 475,000,000 and 190,000,000 shares authorized at December 31, 2021 and 2020, respectively; 136,311,335 and 136,311,335 shares issued and outstanding at December 31, 2021 and 2020, respectively.	136,311	136,311
Additional paid-in-capital	127,740,976	127,733,714
Accumulated deficit	(128,668,176)	(128,255,391)
Total stockholders’ equity	911,736	1,317,259

Total Liabilities and Stockholders’ Equity	$5,860,586	$6,490,937

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Revenues, net:
Product	$5,542,404	$5,742,251
Recurring	731,995	751,619
Total Net Revenues	6,274,399	6,493,870

Cost of Sales:
Product	2,978,886	3,527,977
Recurring	52,774	80,580
Total Cost of Sales	3,031,660	3,608,557

Gross Profit	3,242,739	2,885,313

Operating Expenses:
Research and development	1,129,957	1,177,282
Selling, general and administrative	4,289,920	4,754,783
Depreciation and amortization	43,471	58,853
Total Operating Expenses	5,463,348	5,990,918

Operating Loss	(2,220,609)	(3,105,605)

Other Income (Expenses):
Gain on debt extinguishment	1,836,780	–
Interest expense, net	(21,067)	(21,645)
Total Other Income (Expense)	1,815,713	(21,645)

Loss before Provision for Income Taxes	(404,896)	(3,127,250)
Income Tax Provision	7,889	22,602
Net Loss	$(412,785)	$(3,149,852)

Net Loss per Common Share:

Basic - net loss attributable to common stockholders	$(0.00)	$(0.02)

Diluted - net loss attributable to common stockholders	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding - basic	136,311,335	136,231,562
Weighted Average Common Shares Outstanding - diluted	136,311,335	136,231,562

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

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2021 THROUGH DECEMBER 31, 2021

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,733,714	$(128,255,391)	$1,317,259

Shares issued to directors	–	–	–	–				–

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	7,262	–	7,262

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(412,785)	(412,785)

Balance at December 31, 2021	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,740,976	$(128,668,176)	$911,736

See accompanying notes to the consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Cash Flows from Operating Activities:
Net loss	$(412,785)	$(3,149,852)

Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense related to employee stock options	7,262	7,262
Stock issued to directors as compensation	–	18,000
Depreciation and amortization	43,471	58,853
Noncash operating lease expense	229,548	230,944
Deferred income taxes	–	28,021
Gain on debt extinguishment	(1,836,780)	–

Changes in operating assets and liabilities:
Accounts receivable, net	(145,380)	1,418,413
Inventories, net	562,703	(15,188)
Prepaid expenses	(592,359)	108,886
Deposits	(595)	10,130
Accounts payable	822,528	(222,553)
Accrued royalties – long-term	(140,000)	500,000
Accrued liabilities	166,063	35,486
Contract liabilities	(111,137)	288,183
Contract assets	(161,025)	83,131
Operating lease liabilities	(242,305)	(223,835)
Accrued income tax payable	5,431	–
Income taxes receivable	105,745	(20,675)
Net Cash Used In Operating Activities	(1,699,615)	(844,794)

Cash Flows From Financing Activities:
Proceeds from note payable	913,063	913,063
Proceeds from line of credit	6,764,968	5,835,000
Payments on line of credit	(6,629,168)	(6,192,058)
Net Cash Provided By Financing Activities	1,048,863	556,005

Net decrease in cash and cash equivalents	(650,752)	(288,789)
Cash and cash equivalents at the beginning of the period	3,011,811	3,300,600
Cash and cash equivalents at the end of the period	$2,361,059	$3,011,811

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the year for interest	$22,885	$29,082
Cash paid (received) during the year for income taxes, net of refunds	(104,456)	11,262
Non-cash transactions:
Issuance of stock to directors	$–	$18,000

See accompanying notes to consolidated financial statements

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

As previously reported in our Current Reports on Form 8-K dated August 10, 2021, and January 13, 2022, on August 6, 2021, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with VDA Group S.p.A., an Italian joint stock company (“VDA”), pursuant to which VDA would, at the Closing (as defined in the Purchase Agreement), contribute $5 million to Telkonet (the “Financing”) and, in exchange, Telkonet would issue to VDA: (i) 162,900,947 shares of Company Common Stock (the “Issuance”); and (ii) a warrant to purchase 105,380,666 additional shares of Common Stock (the “Warrant”) (the Issuance and the Warrant referred to collectively herein as the “VDA Transaction”). The Closing occurred on January 7, 2022.

Following the issuance of 162,900,947 shares of Common Stock to VDA upon the Closing, VDA owns 53% of the issued and outstanding Common Stock on a fully diluted as exercised/converted basis, resulting in a change of control of the Company. VDA could eventually own as much as 65% of the issued and outstanding Common Stock on a fully diluted as exercised/converted basis if it fully exercises the Warrant.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessment of past due balances and economic conditions. The Company writes off accounts receivable when they become uncollectible. The allowance for doubtful accounts was $5,563 and $7,973 at December 31, 2021 and 2020, respectively. Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past due date. The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period. Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history. Typically, accounts are only escalated to “uncollectible” status after multiple attempts at collection have proven unsuccessful.

Inventories

Inventories consist of thermostats, sensors and controllers for Telkonet’s product platforms. These inventories are purchased for resale and do not include manufacturing labor and overhead. Inventories are stated at the lower of cost or net realizable value determined by the first in, first out (FIFO) method. The Company’s inventories are subject to technological obsolescence. Management evaluates the net realizable value of its inventories on a quarterly basis and when it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. The reserve for inventory obsolescence was approximately $443,000 and $404,000 at December 31, 2021, and 2020, respectively.

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Based on the assessment for impairment performed during 2021 and 2020, no impairment was recorded.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”.  Basic net income (loss) per common share is computed using the weighted average shares outstanding. Diluted net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the years ended December 31, 2021 and 2020, there were 3,349,793 and 3,599,793, respectively, shares of common stock underlying options and warrants excluded due to these instruments being anti-dilutive.

Numerator for basic and diluted loss per share:

	2021	2020
Net loss	$(412,785)	$(3,149,852)
Less: cumulative dividends earned on Series A and Series B preferred stock	(94,850)	(95,106)
Net loss attributable to common shareholders	$(507,635)	$(3,244,958)

Shares used in the calculation of diluted EPS for the years ended December 31, 2021 and 2020 are summarized below:

	2021	2020
Weighted average common shares outstanding - basic	136,311,335	136,231,562
Dilutive effect of stock options	–	–
Weighted average common shares outstanding - diluted	136,311,335	136,231,562

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

Contract liabilities include deferrals for the monthly support service fees. Long-term contract liabilities represent support service fees that will be recognized as revenue after December 31, 2022.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the years ended December 31, 2021 and 2020, the Company experienced returns of approximately 1% to 3% of material’s included in cost of sales, respectively. As of December 31, 2021 and 2020, the Company recorded warranty liabilities in the amount of $46,650 and $45,328, respectively, using this experience factor range.

Product warranties for the years ended December 31 are as follows:

	2021	2020
Beginning balance	$45,328	$58,791
Warranty claims incurred	(16,075)	(20,499)
Provision charged to expense	17,397	7,036
Ending balance	$46,650	$45,328

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $10,525 and $10,104 in advertising costs during the years ended December 31, 2021 and 2020, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2021 and 2020 were $1,129,957 and $1,177,282, respectively.

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

Stock-based compensation expense in connection with options granted to employees was $7,262 for both years ended December 31, 2021 and 2020.

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

NOTE C– REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the year ended December 31, 2021.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product	$4,724,880	$279,486	$295,873	$193,970	$48,195	$5,542,404
Recurring	592,655	112,879	26,461	–	–	731,995
	$5,317,535	$392,365	$322,334	$193,970	$48,195	$6,274,399

The following table presents the Company’s product and recurring revenues disaggregated by industry for the year ended December 31, 2020.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product	$4,940,887	$443,001	$143,886	$214,477	$–	$5,742,251
Recurring	597,490	129,541	24,588	–	–	751,619
	$5,538,377	$572,542	$168,474	$214,477	$–	$6,493,870

Sales taxes and other usage-based taxes are excluded from revenues.

Remaining performance obligations

As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.2 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $0.9 million.

Contract assets and liabilities

	2021	2020	Variance
Contract assets	$266,014	$104,989	$161,025
Contract liabilities	941,230	1,052,367	(111,137)

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billing occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Consolidated Balance Sheet.

Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. The change in the contract liability balance during the 12 month period ended December 31, 2021 is the result of cash payments received and billing in advance of satisfying performance obligations.

Contract costs

Costs to complete a turnkey contract primarily relate to the materials cost and direct labor and are recognized proportionately as the performance obligation is satisfied. The Company will defer cost to complete a contract when materials have shipped (and control over the materials has transferred to the customer), but an insignificant amount of rooms have been installed. The Company will recognize any deferred costs in proportion to revenues recognized from the related turnkey contract. The Company does not expect deferred contract costs to be long-lived since a typical turnkey project takes sixty days to complete. Deferred contract costs are generally presented as current assets in the Consolidated Balance Sheet.

The Company incurs incremental costs to obtain a contract in the form of sales commissions. These costs, whether related to performance obligations that extend beyond twelve months or not, are immaterial and will continue to be recognized in the period incurred within selling, general and administrative expenses.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of December 31, 2021 and 2020 are as follows:

	2021	2020
Accounts receivable	$1,016,117	$873,147
Allowance for doubtful accounts	(5,563)	(7,973)
Accounts receivable, net	$1,010,554	$865,174

NOTE E – PROPERTY AND EQUIPMENT

The Company’s property and equipment as of December 31, 2021 and 2020 consists of the following:

	2021	2020
Development test equipment	$16,461	$16,461
Computer software	76,134	76,134
Office equipment	66,685	66,685
Office fixtures and furniture	330,568	330,568
Leasehold improvements	18,016	18,016
Total	507,864	507,864
Accumulated depreciation and amortization	(423,663)	(380,192)
Total property and equipment	$84,201	$127,672

Depreciation and amortization expense included as a charge to income was $43,471 and $58,853 for the years ended December 31, 2021 and 2020, respectively.

NOTE F – CURRENT ACCRUED LIABILITIES

Current accrued liabilities as of December 31, 2021 and 2020 are as follows:

	2021	2020
Accrued payroll and payroll taxes	$242,131	$252,595
Accrued professional	136,584	176,842
Accrued sales taxes, penalties, and interest	16,634	31,396
Product warranties	46,650	45,328
Other accrued liabilities	276,722	57,151
Total current accrued liabilities	$718,721	$563,312

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

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at both December 31, 2021 and December 31, 2020. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant had an exercise price of $0.20 and expired October 9, 2021. On November 6, 2019, the Eleventh Amendment to the Credit Facility was executed to extend the maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant. The Eleventh Amendment was effective as of September 30, 2019.

On September 30, 2021, the Company entered into a twelfth amendment to the Heritage Bank Loan Agreement to extend the revolving maturity date to December 31, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement. In addition, subject to certain conditions as specified in the Twelfth Amendment, Heritage Bank consented to the VDA Transaction (as described above under the “Business and Basis of Presentation” section in Note A – Basis of Presentation and Significant Accounting Policies) between the Company and VDA, and acknowledged and agreed that certain events occurring in connection with the VDA Transaction, including the change of control of the Company resulting from the VDA Transaction, do not constitute Events of Default as defined in the Heritage Bank Loan Agreement.

On December 13, 2021, the Company entered into a thirteenth amendment to the Heritage Bank Loan Amendment to extend the revolving maturity date to March 31, 2022, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement. In addition, the Heritage Bank Loan Amendment reduced the credit extension amount to $1,000,000 and reduced unrestricted cash maintained in the Company’s accounts at Bank to be at least $1,000,000.

On March 10, 2022, the Company entered into a fourteenth amendment to the Heritage Bank Loan Amendment to extend the revolving maturity date to June 30, 2023, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement contains covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants. As discussed above, the EBITDA loss covenant was eliminated in the eleventh amendment to the Credit Facility. The sole financial covenants are a minimum asset coverage ratio and a minimum unrestricted cash balance of $1 million, both of which are measured at the end of each month. A violation of either of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature.

The outstanding balance on the Credit Facility was $403,089 and $267,289 at December 31, 2021 and 2020 and the remaining available borrowing capacity was approximately $460,000 and $442,000, respectively. As of December 31, 2021, the Company was in compliance with all financial covenants.

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

The total amount forgiven in 2021 for principal and accrued interest under the PPP Loans was $1,836,780.

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

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of December 31, 2021, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $497,605, which includes cumulative accrued unpaid dividends of $237,605, and second, Series A with a preference value of $1,822,450, which includes cumulative accrued unpaid dividends of $897,450. As of December 31, 2020, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $476,782, which includes cumulative accrued unpaid dividends of $216,782, and second, Series A with a preference value of $1,748,423, which includes cumulative accrued unpaid dividends of $823,423.

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. Of those shares, the Company has designated 215 shares as Series A preferred stock and 567 shares as Series B preferred stock. At December 31, 2021 and 2020, there were 185 shares of Series A and 52 shares of Series B outstanding, respectively.

As of December 31, 2021 and the date of this filing, following the closing of the VDA Transaction, the Company has authorized 475,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2020, there were 190,000,000 authorized shares of common stock with a par value of $.001 per share. As of December 31, 2021 and 2020, the Company had 136,311,335 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2021, no shares were issued. During the year ended December 31, 2020, the Company issued 320,844 shares of common stock to directors for services performed during 2020. These shares were valued at $18,000, which approximated the fair value of the shares when they were issued.

During the years ended December 31, 2021 and 2020, no warrants were exercised.

During the years ended December 31, 2021 and 2020, no shares of Series A or B preferred stock were converted to shares of common stock.

NOTE J – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company maintains an equity incentive plan (the “2020 Plan”). The 2020 Plan was established in 2020 as an incentive plan for officers, employees, non-employee directors, prospective employees and other key persons. The 2020 Plan replaced the 2010 Amended and Restated Stock Option and Incentive Plan, as amended (the “2010 Plan”), which expired on November 17, 2020. The 2020 Plan is administered by the Board of Directors or the compensation committee, which is comprised of not less than two non-employee directors who are independent. A total of 10,000,000 shares of stock were reserved and available for issuance under the 2020 Plan. The exercise price per share for the stock covered by a stock option granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. The term of each stock option shall be fixed by the administrator, but no stock option shall be exercisable more than ten years after the date the stock option is granted. As of December 31, 2021, there were approximately 10,000,000 shares remaining for issuance under the 2020 Plan.

It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a better alignment of their interests with those of the Company and its stockholders.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the 2010 Plan as of December 31, 2021. No options have been issued under the 2021 Plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	2,000,000	5.01	$0.14	2,000,000	$0.14
$0.16 - $0.30	1,349,793	1.84	0.18	1,325,040	0.18
	3,349,793	3.73	$0.16	3,325,040	$0.16

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2020	3,349,793	$0.16
Granted	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at December 31, 2020	3,349,793	$0.16
Granted	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at December 31, 2021	3,349,793	$0.16

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

There were no options granted in the years ended December 31, 2021 and 2020.

The total estimated fair value of the options granted during both the years ended December 31, 2021 and 2020 was $0. The total fair value of underlying shares related to options that vested during the years ended December 31, 2021 and 2020 was $5,053 and $6,303, respectively. The aggregate intrinsic value of the vested options was zero as of December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, no options were granted, exercised, cancelled or expired. Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statements of operations for both the years ended December 31, 2021 and 2020 was $7,262.

Warrants

The following table summarizes the changes in warrants outstanding and the related exercise price for the warrants issued to the debt holder in relation to the revolving credit facility, see Note G.

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2020	250,000	$0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at December 31, 2020	250,000	$0.20
Issued	–	–
Exercised	–	–
Cancelled or expired	250,000	0.20
Outstanding at December 31, 2021	–	$–

There were no warrants granted or exercised, and 250,000 warrants were cancelled during the year ended December 31, 2021. There were no warrants granted, exercised, or cancelled during the year ended December 31, 2020.

NOTE K – STOCK ISSUANCE TO NON-EMPLOYEE DIRECTORS

During the years ended December 31, 2021 and 2020, the Company issued common stock in the amount of $0 and $18,000 and paid cash consideration of $0 and $60,000, respectively to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings. The amount payable to directors at December 31, 2021 and 2020 was $223,000 and $100,000, respectively.

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

A reconciliation of tax expense computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax (benefit) / expense is as follows:

	2021	2020
Tax benefit computed at the statutory rate	$(85,028)	$(656,723)
State taxes	(7,398)	9,489
Book (income not taxable) expenses not deductible for tax purposes	(385,135)	540
Rate change	26,739	(30,914)
Deferred tax write-off	42,782	–
Other	(393)	10,218
Total adjustments to tax provision	(408,433)	(667,390)
Change in valuation allowance for deferred tax assets	416,322	689,992
Income tax expense	$7,889	$22,602

Deferred income taxes include the net tax effects of net operating loss (NOL) carry forwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2021	2020
Deferred Tax Assets:
Net operating loss carry forwards	$22,078,280	$21,641,665
Intangibles	17,728	117,533
Other	638,477	558,964
Total deferred tax assets	22,734,485	22,318,162

Deferred Tax Liabilities:
Intangibles	–	–
Total deferred tax liabilities	–	–
Valuation allowance	(22,734,485)	(22,318,162)
Net deferred tax asset	$–	$–

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of December 31, 2021 and December 31, 2020, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $22,730,000 and $22,320,000, respectively. The overall increase in the valuation allowance is related to insignificant fluctuations in the temporary differences and federal and state net operating losses.

At December 31, 2021 the Company had net operating loss carryforwards of approximately $98,300,000 and $24,900,000 for federal and state income tax purposes which will expire at various dates from 2022 – 2041. There are approximately $9,100,000 of net operating losses that do not expire.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally no longer subject to U.S. federal income tax examinations by tax authorities for years before 2017 and various states before 2017. Although these years are no longer subject to examination by the Internal Revenue Service (IRS) and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they have been or will be used in a future period.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no change in the liability for unrecognized tax benefits. The Company has no tax positions at December 31, 2021 or 2020 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2021 or 2020. The Company’s utilization of any net operating loss carryforwards may be unlikely due to its continuing losses.

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

In November 2021, the Company entered into a lease agreement for 425 square feet of commercial office space in Gaithersburg, Maryland. It expires on November 30, 2022.

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

The components of lease expense for the years ended December 31 is as follows:

Operating lease expense:	2021	2020
Operating lease cost - fixed	$229,548	$230,944
Variable lease cost	122,356	125,872
Total operating lease cost	$351,904	$356,816

Other information related to leases as of December 31 is as follows:

	2021	2020
Operating lease liability - current	$195,176	$242,299
Operating lease liability - long-term	$459,668	$592,341
Operating cash outflows from operating leases	$242,305	$223,835

Weighted-average remaining lease term of operating leases	4.1 years	4.8 years
Weighted-average discount rate of operating leases	8.5%	8.5%

Future annual minimum operating lease payments as of December 31, 2021 were as follows:

2022	$195,176
2023	193,169
2024	172,425
2025	158,510
2026 and thereafter	53,183
Total minimum lease payments	772,463
Less imputed interest	(117,619)
Total	$654,844

Rental expenses charged to operations for the years ended December 31, 2021 and 2020 was $351,904 and $356,816, respectively.

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

Under the terms of a Consulting Agreement, Piercarlo Gramaglia will serve as Chief Executive Officer of the Company for a term of eighteen (18) months, unless earlier terminated pursuant to the terms of the Consulting Agreement. In exchange for his service as Chief Executive Officer, the Company will pay Mr. Gramaglia an annual fee of $30,000 and will pay his reasonable expenses associated with the performance of his duties as Chief Executive Officer.

Jason L. Tienor, Chief Sales & Operations Officer of the Americas, is employed pursuant to an employment agreement with us effective January 7, 2022. Mr. Tienor’s employment agreement has an initial term of two (2) years, which will automatically renew for a period of an additional twelve (12) months, and provides for a base salary of $222,800 per year and bonuses and benefits based upon the Company’s internal policies and participation in the Company’s incentive and benefit plans. Per the agreement, Mr. Tienor is eligible to receive a bonus, not to exceed 30% of his base salary, should predetermined objectives be met.

Jeffrey J. Sobieski, Chief Technology Officer, is employed pursuant to an employment agreement with us effective January 7, 2022. Mr. Sobieski’s employment agreement has an initial term of one (1) year, which will automatically renew for a period of an additional twelve (12) months, and provides for a base salary of $211,625 per year and bonuses and benefits based upon the Company’s internal policies and participation in the Company’s incentive and benefit plans. Per the agreement, Mr. Sobieski is eligible to receive a bonus, not to exceed 15% of his base salary, should predetermined objectives be met.

Richard E. Mushrush, Chief Financial Officer, is employed pursuant to an employment agreement with us effective January 7, 2022. Mr. Mushrush’s employment agreement has an initial term of one (1) year, which will automatically renew for a period of an additional twelve (12) months, and provides for a base salary of $122,000 per year and bonuses and benefits based upon the Company’s internal policies and participation in the Company’s incentive and benefit plans. Per the agreement, Mr. Mushrush is eligible to receive a bonus, not to exceed 20% of his base salary, should predetermined objectives be met.

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

Under the terms of the License Agreement, the Company is required to pay the Licensors royalties on (a) all Licensed Products (as defined in the License Agreement) sold by Telkonet or its affiliates from July 1, 2020 to December 31, 2024 and (b) all Licensed Products in Telkonet or its affiliates’ possession, but not sold, as of December 31, 2024. Specifically, the Company is required to pay a royalty fee, calculated quarterly, equal to 3.50% of applicable sales for the period beginning on July 1, 2020 and continuing until December 31, 2021 (the “First Period”). There was also an upfront payment of $40,000 that was paid in the fourth quarter of 2020. Based on the Company and its affiliates’ applicable sales for the year ended December 31, 2021 and 2020, the royalty fees were approximately $127,000 and $87,000, respectively. Beginning on January 1, 2022 and continuing until June 30, 2023, the Company is required to pay a quarterly royalty fee equal to 3.75% of applicable sales or $35,000, whichever is greater. Beginning on July 1, 2023 and continuing until December 31, 2024, the Company is required to pay a royalty fee, calculated quarterly, equal to 4% of applicable sales or $40,000, whichever is greater. Finally, the Company is required to pay a closing payment of $50,000 no later than January 31, 2025. Upon termination of the License Agreement, Telkonet and its affiliates have six months to sell off any unsold inventory of Licensed Products as of date of termination, paying the appropriate royalty on a quarterly basis as the Licensed Products are sold, and then pay a final royalty on any such inventory of Licensed Products still unsold after six months.

The minimum payments required under the License Agreement have been accrued for on the Company’s Consolidated Balance Sheet in accordance with GAAP, which specifies that when a liability is probable and the amount can be reasonably estimated, said liability should be recorded in the current reporting period. Per the License Agreement, the contractual minimum payments begin on January 1, 2022 and continue until December 31, 2024, thus satisfying both criteria of probable and reasonably estimable. Accordingly, a long-term liability was recorded representing the sum of those contractual minimums. As of December 31, 2021, the Company had a current liability of approximately $166,000, which $26,000 is included in accounts payable and $140,000 in other accrued liabilities (See Note F – Current Accrued Liabilities for further breakdown of accrued liabilities), along with a non-current liability of $360,000 included in accrued royalties – long-term recorded on its Consolidated Balance Sheet.

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

Indemnification Agreements

On March 31, 2010, the Company entered into Indemnification Agreements with executives Jason L. Tienor, then President and Chief Executive Officer, and Jeffrey J. Sobieski, then Chief Operating Officer. On April 24, 2012, the Company entered into an Indemnification Agreement with director Tim S. Ledwick. On January 1, 2017, the Company entered into an Indemnification Agreement with Chief Financial Officer Richard E. Mushrush.

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

The following table sets forth the change in the sales tax accrual during the years ended December 31:

	2021	2020
Balance, beginning of year	$31,396	$26,957
Sales tax collected	85,589	94,904
Provisions (reversals)	(7,685)	27,916
Payments	(92,666)	(118,381)
Balance, end of year	$16,634	$31,396

NOTE N – BUSINESS CONCENTRATION

For the year ended December 31, 2021, one customer represented approximately 18% of total net revenues. For the year ended December 31, 2020, there were two customers each representing over 10%, accounting for approximately 28% of total net revenues.

As of December 31, 2021, there were five customers, each representing over 10% of the Company’s net accounts receivable, accounting for 64% of the Company’s net accounts receivable. As of December 31, 2020, there was only one customer representing over 10% for 21% of the Company’s net accounts receivable.

Purchases from one supplier approximated $1,878,803, or 82%, of total purchases for the year ended December 31, 2021 and approximately $2,287,950, or 91%, of total purchases for the year ended December 31, 2020. The amount due to this supplier, net of deposits paid, was approximately $134,000 and $470,000 as of December 31, 2021 and 2020, respectively.

NOTE O – EMPLOYEE BENEFIT PLAN

The Company has an employee savings plan covering substantially all employees who are at least 21 years of age and have completed at least 3 months of service. The plan provides for matching contributions equal to 100% of each dollar contributed by the employee up to 4% of the employee’s salary. The Company’s matching contributions vest immediately. The Company may also elect to make discretionary contributions. In response to the impact COVID-19 has had on the Company’s operations and financial results, in June 2020 management suspended the Company’s 401(k) match for the foreseeable future. The Company made contributions to the plan of approximately $0 and $53,000 for the years ended December 31, 2021 and 2020, respectively.

NOTE P – SUBSEQUENT EVENT

On January 12, 2022, the Company closed on the contribution of $5 million to the Company (the “Financing”) by VDA Group S.p.A., an Italian joint stock company (“VDA”), in exchange for the issuance (the “Issuance”) by the Company to VDA of (i) 162,900,947 shares of common stock of Telkonet, par value $0.001 per share (the “Common Stock”); and (ii) a warrant to purchase 105,380,666 additional shares of Common Stock (the “Warrant”) (the Financing and the Issuance referred to herein collectively as the “Transaction”).

Also in connection with the Transaction, effective upon the closing, the majority of the existing members of Telkonet’s board of directors (the “Board”) resigned and the vacancies resulting from those resignations were filled by individuals designated by VDA and appointed by the remaining Board members, resulting in a change of control of the Board. In addition, effective upon the closing, Jason L. Tienor resigned as Chief Executive Officer of the Company to become its’ Chief Sales & Operation Officer of the Americas and Piercarlo Gramaglia, Chief Executive Officer of VDA, will provide chief executive officer services to the Company pursuant to a consulting agreement between the Company and VDA.

Following the issuance of 162,900,947 shares of Common Stock to VDA upon the closing of the Transaction, VDA owns 53% of the issued and outstanding Common Stock on a fully diluted as exercised/converted basis and could eventually own as much as 65% of the issued and outstanding Common Stock on a fully diluted as exercised/converted basis if it fully exercises the Warrant. Accordingly, the Transaction resulted in a change of control of the Company.

The Transaction was subject to customary closing conditions, including, without limitation: (i) approval by the stockholders of Telkonet of an amendment to Telkonet’s Amended and Restated Articles of Incorporation (the “Amendment”) and the filing of the Amendment; (ii) the approval by the stockholders of Telkonet of the Issuance to effectuate the Transaction. The stockholders approved the Amendment and filing and the Issuance at the Special Meeting of Stockholders held on October 27, 2021.

On March 10, 2022, the Company entered into a fourteenth amendment to the Heritage Bank Loan Amendment to extend the revolving maturity date to June 30, 2023, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

