Form 10-Q
period 2022-03-31
TELKONET INC
filed 2022-05-16
CIK 1094084

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 30, 2022 is 299,212,282.

TELKONET, INC.

FORM 10-Q

March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$5,878,897	$2,361,059
Accounts receivable, net	1,965,244	1,010,554
Inventories, net	1,074,952	825,559
Contract assets	128,872	266,014
Prepaid expenses	464,165	735,092
Total current assets	9,512,130	5,198,278

Property and equipment, net	74,749	84,201

Other assets:
Deposits	7,595	7,595
Operating lease right of use assets	536,114	570,512
Total other assets	543,709	578,107

Total Assets	$10,130,588	$5,860,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,623,486	$1,865,535
Accrued liabilities	817,511	718,721
Line of credit	436,136	403,089
Contract liabilities – current	815,478	800,965
Operating lease liabilities – current	145,409	195,176
Income taxes payable	5,431	5,431
Total current liabilities	3,843,451	3,988,917

Long-term liabilities:
Contract liabilities – long-term	125,624	140,265
Operating lease liabilities – long-term	470,591	459,668
Accrued royalties – long-term	325,000	360,000
Total long-term liabilities	921,215	959,933
Total liabilities	$4,764,666	$4,948,850

Commitments and contingencies	–	–
Stockholders’ Equity
Preferred Stock Series A, par value $.001 per share; 215 shares designated, 181 shares outstanding at March 31, 2022 and 185 outstanding at December 31, 2021, preference in liquidation of $1,800,887 and $1,822,450 as of March 31, 2022 and December 31, 2021, respectively.	1,310,765	1,340,566
Preferred Stock Series B, par value $.001 per share; 567 shares designated, 52 shares outstanding at March 31, 2022 and December 31, 2021, preference in liquidation of $502,740 and $497,605 as of March 31, 2022 and December 31, 2021 respectively.	362,059	362,059
Common Stock, par value $.001 per share; 475,000,000 shares authorized; 299,212,282 and 136,311,335 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	299,212	136,311
Additional paid-in-capital	132,579,890	127,740,976
Accumulated deficit	(129,186,004)	(128,668,176)
Total stockholders’ equity	5,365,922	911,736

Total Liabilities and Stockholders’ Equity	$10,130,588	$5,860,586

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
Revenues, net:
Product	$1,954,430	$1,107,864
Recurring	196,275	186,345
Total Net Revenue	2,150,705	1,294,209

Cost of Sales:
Product	1,132,900	577,814
Recurring	31,770	10,900
Total Cost of Sales	1,164,670	588,714

Gross Profit	986,035	705,495

Operating Expenses:
Research and development	269,240	311,448
Selling, general and administrative	1,212,813	1,211,103
Depreciation and amortization	9,453	13,240
Total Operating Expenses	1,491,506	1,535,791

Operating Loss	(505,471)	(830,296)

Other Income (Expenses):
Gain / (Loss) on debt extinguishment	–	920,673
Interest expense, net	(12,357)	(7,873)
Total Other Income (Expenses)	(12,357)	912,800

Income (Loss) before Provision for Income Taxes	(517,828)	82,504
Income Taxes Provision (Benefit)	–	(235)
Net Income (Loss)	$(517,828)	$82,739

Net Income (Loss) per Common Share:
Basic – Net Income (Loss) Attributable to Common Stockholders	$(0.00)	$0.00
Diluted – Net Income (Loss) Attributable to Common Stockholders	$(0.00)	$0.00

Weighted Average Common Shares Outstanding used in Computing Basic Net Income/Loss Per Share	286,542,208	136,311,335
Weighted Average Common Shares Outstanding used in Computing Diluted Net Income/Loss Per Share	286,542,208	136,311,335

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

JANUARY 1, 2021 THROUGH MARCH 31, 2021

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,733,714	$(128,255,391)	$1,317,259

Shares issued to directors	–	–	–	–	–	–	–	–	–

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net profit / (loss) attributable to common stockholders	–	–	–	–	–	–	–	82,739	82,739
Balance at March 31, 2021	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,735,529	(128,172,652)	$1,401,813

See accompanying notes to the unaudited, condensed, consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

JANUARY 1, 2022 THROUGH MARCH 31, 2022

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,740,976	$(128,668,176)	$911,736

Stock and warrants issued in VDA Transaction	–	–	–	–	162,900,947	162,901	4,837,099	–	5,000,000

Repurchase of Series A Preferred Stock Shares	(4)	(29,801)	–	–	–	–	–	–	(29,801)

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net profit / (loss) attributable to common stockholders	–	–	–	–	–	–	–	(517,828)	(517,828)
Balance at March 31, 2022	181	$1,310,765	52	$362,059	299,212,282	$299,212	$132,579,890	(129,186,004)	$5,365,922

See accompanying notes to the unaudited, condensed, consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(517,828)	$82,739

Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense related to employee stock options	1,815	1,815
Depreciation and amortization	9,453	13,240
Noncash operating lease expense	34,398	57,387
Gain on debt extinguishment	–	(920,673)

Changes in operating assets and liabilities:
Accounts receivable, net	(954,690)	(142,384)
Inventories, net	(249,394)	223,479
Prepaid expenses	397,860	(40,951)
Accounts payable	(271,851)	(268,338)
Accrued royalties – long-term	(35,000)	(35,000)
Accrued liabilities	98,790	234,291
Contract liabilities	(128)	108,580
Contract assets	10,210	89,520
Operating lease liabilities	(38,844)	(57,658)
Net Cash Used In Operating Activities	(1,515,209)	(653,953)

Cash Flows From Financing Activities:
Proceeds from stock and warrants issued in VDA Transaction	5,000,000	–
Proceeds from line of credit	1,360,000	1,680,000
Payments on line of credit	(1,326,953)	(1,359,475)
Net Cash Provided By (Used In) Financing Activities	5,033,047	320,525

Net increase (decrease) in cash and cash equivalents	3,517,838	(333,428)
Cash, cash equivalents at the beginning of the period	2,361,059	3,011,811
Cash and cash equivalents at the end of the period	$5,878,897	$2,678,383

Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$5,019	$5,875

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows.

Basis of Presentation

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2021 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

On August 6, 2021, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with VDA Group S.p.A., an Italian joint stock company (“VDA”), pursuant to which VDA would, at the Closing (as defined in the Purchase Agreement), contribute $5 million to Telkonet (the “Financing”) and, in exchange, Telkonet would issue to VDA (The “Issuance”): (i) 162,900,947 shares of Company Common Stock (the “Common Stock”); and (ii) a warrant to purchase 105,380,666 additional shares of Common Stock (the “Warrant”) (the Issuance and the Financing referred to collectively herein as the “VDA Transaction”). The Closing occurred on January 7, 2022.

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

The Company has elected not to apply pushdown accounting adjustments to the Company’s financial statements related to the change in control as allowed by Accounting Standards Update No. 2014-17.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates significant estimates used in preparing its consolidated financial statements including those related to revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, recovery of long-lived assets, income tax provisions and related valuation allowance, stock-based compensation, and contingencies. The Company bases its estimates on historical experience, underlying run rates and various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates. The following critical judgments, assumptions, and estimates used in the preparation of the consolidated financial statements are summarized below. Please refer to our most recent 10-K filing for a more in-depth analysis of such policies.

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

i)	Identify the customer contracts

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

ii)	Identify the performance obligations

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

The Company also offers post-installation support services to customers. Support services are considered a separate performance obligation.

iii)	Determine the transaction price

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

iv)	Allocate the transaction price to the performance obligations

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

v)	Revenue Recognition

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $1,508 and $1,493 in advertising costs during the three months ended March 31, 2022 and 2021, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for the three months ended March 31, 2022 and 2021 were $269,240 and $311,448, respectively.

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

	March 31, 2022	December 31, 2021

Beginning balance	$46,650	$17,551
Warranty claims incurred	(700)	(1,527)
Provision charged (credited) to expense	5,468	30,626
Ending balance	$51,418	$46,650

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

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings Per Share”. Basic net income (loss) per common share is computed using the weighted average shares outstanding. Diluted net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the three months ended March 31, 2022 and 2021, there were 108,704,218 and 3,349,793 shares of common stock respectively underlying options and warrants excluded due to these instruments being anti-dilutive.

Shares used in the calculation of diluted EPS for the first three months of 2022 are summarized below:

	2022	2021
Net loss	$(517,828)	$82,739
Less: cumulative dividends earned on Series A and Series B preferred stock	(23,388)	(23,502)
Net loss attributable to common shareholders	$(541,216)	$59,237

Shares used in the calculation of diluted EPS for the quarters ended March 31, 2022 and 2021 are summarized below:

	2022	2021
Weighted average common shares outstanding - basic	286,542,208	136,311,335
Dilutive effect of stock options	–	–
Dilutive effect of stock warrants	–	–
Weighted average common shares outstanding - diluted	286,542,208	136,311,335

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with quality credit institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company has never experienced any losses related to these balances. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial conditions and limits the amount of credit extended when deemed necessary. The Company provides credit to its customers primarily in the United States in the normal course of business. The Company routinely assesses the financial strength of its customers and, as a consequence, believes its trade receivables credit risk exposure is limited.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments in accordance with ASC 820, which defines fair value for accounting purposes, established a framework for measuring fair value and expanded disclosure requirements regarding fair value measurements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company categorizes financial assets and liabilities that are recurring, at fair value into a three-level hierarchy in accordance with these provisions:

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

Leases

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

We recognize our minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. Payments are set on a pre-determined schedule within each lease agreement. We amortize this expense over the term of the lease beginning with the date of the standard adoption for current leases and beginning with the date of initial possession, which is the date we enter the leased space and begin to make improvements in the preparation for its intended use. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate and are recognized as incurred. Variable lease components consist primarily of the Company's proportionate share of common area maintenance, utilities, taxes and insurance and are presented as operating expenses in the Company’s statements of operations in the same line item as expense arising from fixed lease payments.

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

Due to travel restrictions, social distancing edicts and overall fear, the hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any since the onset of the pandemic. While the industry is trending toward recovery, the situation remains fragile. The effects of supply-chain issues, inflation and labor shortages, and subsequent rising wages, all present some level of pandemic uncertainty for the foreseeable future. STR and Tourism Economics expect leisure travel to pace the recovery while commercial demand, the dominant segment, will remain significantly below pre-pandemic levels until there is a significant increase in the quantity of large group events, as well as the return of business travel [1] When adjusted for inflation, revenue per available room (RevPAR) will likely remain below 2019 levels until at least 2025[2].

_________________________

[1] O’Conner, Stefani C. “Industry’s recovery heats up-slowly.” Hotelbusiness.com January 2022:8A

[2] O’Conner, Stefani C. “Industry’s recovery heats up-slowly.” Hotelbusiness.com January 2022:14A

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

NOTE C – REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended March 31, 2022.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product	$1,058,627	$551,381	$69,297	$275,125	$0	$1,954,430
Recurring	164,434	31,841	0	0	0	196,275
	$1,223,061	$583,222	$69,297	$275,125	$0	$2,150,705
	57%	27%	3%	13%	0%	100%

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended March 31, 2021.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product	$712,907	$74,103	$172,735	$118,335	$29,784	$1,107,864
Recurring	162,794	16,426	7,125	0	0	186,345
	$875,701	$90,529	$179,860	$118,335	$29,784	$1,294,209
	68%	7%	14%	9%	2%	100%

Sales taxes and other usage-based taxes are excluded from revenues.

Remaining performance obligations

As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $0.6 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months.

Contract assets and liabilities

	March 31, 2022	December 31, 2021
Contract assets	$128,872	$266,014
Contract liabilities	941,102	941,230

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billings occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Condensed Consolidated Balance Sheet.

Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. The change in the contract liability balance during the three-month period ended March 31, 2022 is the result of cash payments received and billing in advance of satisfying performance obligations.

Contract costs

Costs to complete a turnkey contract primarily relate to the materials cost and direct labor and are recognized proportionately as the performance obligation is satisfied. The Company will defer costs to complete a contract when materials have shipped (and control over the materials has transferred to the customer), but an insignificant amount of rooms have been installed. The Company will recognize any deferred costs in proportion to revenues recognized from the related turnkey contract. The Company does not expect deferred contract costs to be long-lived since a typical turnkey project takes approximately 60 days to complete. Deferred contract costs are generally presented as other current assets in the Condensed Consolidated Balance Sheet.

The Company incurs incremental costs to obtain a contract in the form of sales commissions. These costs, whether related to performance obligations that extend beyond 12 months or not, are immaterial and will continue to be recognized in the period incurred within selling, general and administrative expenses.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Accounts receivable	$1,977,914	$1,016,117
Allowance for doubtful accounts	(12,670)	(5,563)
Accounts receivable, net	$1,965,244	$1,010,554

NOTE E – INVENTORIES

Components of inventories as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Product purchased for resale	$1,392,173	$1,269,056
Reserve for obsolescence	(317,221)	(443,497)
Inventory, net	$1,074,952	$825,559

NOTE F – CURRENT ACCRUED LIABILITIES

Current accrued liabilities at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Accrued payroll and payroll taxes	$427,240	$242,131
Accrued professional	65,222	136,584
Accrued sales taxes, penalties, and interest	20,166	16,634
Product warranties	51,418	46,650
Other accrued liabilities	253,465	276,722
Total current accrued liabilities	$817,511	$718,721

NOTE G – DEBT

Revolving Credit Facility

On September 30, 2014, the Company entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a revolving credit facility in a principal amount not to exceed $2,000,000 (subsequently reduced to $1,000,000 on December 13, 2021), (the “Credit Facility”. Availability of borrowings under the Credit Facility is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Credit Facility is secured by all of the Company’s assets. The Heritage Bank Loan Agreement is available for working capital and other general business purposes.

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.50% on March 31, 2022 and 6.25% on December 31, 2021. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant had an exercise price of $0.20 and expired October 9, 2021. On November 6, 2019, the Eleventh Amendment to the Credit Facility was executed to extend the maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant. The Eleventh Amendment was effective as of September 30, 2019.

On September 30, 2021, the Company entered into a twelfth amendment to the Heritage Bank Loan Agreement to extend the revolving maturity date to December 31, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement. In addition, subject to certain conditions as specified in the Twelfth Amendment, Heritage Bank consented to the VDA Transaction (as described above in Note A – Basis of Presentation and Significant Accounting Policies - Business) between the Company and VDA, and acknowledged and agreed that certain events occurring in connection with the VDA Transaction, including the change of control of the Company resulting from the VDA Transaction, do not constitute Events of Default as defined in the Heritage Bank Loan Agreement.

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

The outstanding balance on the Credit Facility was $436,135 and $403,089 at March 31, 2022 and December 31, 2021 respectively, and the remaining available borrowing capacity was approximately $514,000 and $311,000, respectively. As of March 31, 2022, the Company was in compliance with all financial covenants.

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

NOTE H – PREFERRED STOCK

Series A

The Company has designated 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A is convertible, at the option of the holder thereof, at any time, into shares of the Company’s common stock at a conversion price of $0.363 per share. On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share. The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares. In prior years, 30 of the preferred shares issued on November 16, 2009 were converted to shares of the Company’s common stock. In a prior year, the redemption feature available to the Series A holders expired. On March 31, 2022, four Series A4 shares were repurchased per the terms of a separation agreement with Jason L. Tienor, former President and Chief Executive Officer, who will receive reimbursement for the shares.

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

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of March 31, 2022, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $502,740, which includes cumulative accrued unpaid dividends of $242,740, and second, Series A with a preference value of $1,800,887, which includes cumulative accrued unpaid dividends of $895,887.

NOTE I – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company maintains an equity incentive plan (the “2020 Plan”). The 2020 Plan was established in 2020 as an incentive plan for officers, employees, non-employee directors, prospective employees and other key persons. The 2020 Plan replaced the 2010 Amended and Restated Stock Option and Incentive Plan, as amended (the “2010 Plan”), which expired on November 17, 2020. The 2020 Plan is administered by the Board of Directors or the compensation committee, which is comprised of not less than two non-employee directors who are independent. A total of 10,000,000 shares of stock were reserved and available for issuance under the 2020 Plan. The exercise price per share for the stock covered by a stock option granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. The term of each stock option shall be fixed by the administrator, but no stock option shall be exercisable more than ten years after the date the stock option is granted. As of March 31, 2022, there were approximately 10,000,000 shares remaining for issuance under the 2020 Plan.

It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a better alignment of their interests with those of the Company and its stockholders.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the 2010 Plan as of March 31, 2022. No options have been issued under the 2021 Plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	2,000,000	4.76	$0.14	2,000,000	$0.14
$0.16 - $0.30	1,323,552	1.49	0.18	1,310,573	0.18
	3,323,552	3.46	$0.16	3,310,573	$0.16

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2021	3,349,793	$0.16
Granted	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at December 31, 2021	3,349,793	$0.16
Granted	–	–
Exercised	–	–
Cancelled or expired	(26,241)	0.17
Outstanding at March 31, 2022	3,323,552	$0.16

The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures. The Company estimates the volatility of the Company’s common stock based on the calculated historical volatility of the Company’s common stock using the share price data for the trailing period equal to the expected term prior to the date of the award. The Company bases the risk-free interest rate used in the Black Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. The Company has not paid any cash dividends on the Company’s common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation for those awards that are expected to vest. In accordance with ASC 718-10, the Company calculates share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.

The total estimated fair value of the options granted during both the quarters ended March 31, 2022 and 2021 was $0. The total fair value of underlying shares related to options that vested during the quarters ended March 31, 2022 and 2021 was $2,015 and $3,385, respectively. The aggregate intrinsic value of the vested options was zero as of March 31, 2022 and 2021. During the quarters ended March 31, 2022 and 2021, no options were granted, exercised, cancelled or expired. Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statements of operations for both the quarters ended March 31, 2022 and 2021 was $1,815.

Warrants

The following table summarizes the changes in warrants outstanding and the related exercise price for the 250,000 warrants issued to Heritage Bank in connection with the Credit Facility (see Note G) and the 105,380,666 warrants issued to VDA in connection with the VDA Transaction (see Note A).

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2021	250,000	$0.16
Issued	–	–
Exercised	–	–
Cancelled or expired	(250,000)	(0.16)
Outstanding at December 31, 2021	–	–
Issued	105,380,666	0.06
Exercised	–	–
Cancelled or expired	–	–
Outstanding at March 31, 2022	105,380,666	$0.06

NOTE J – STOCK ISSUANCE TO NON-EMPLOYEE DIRECTORS

During the quarters ended March 31, 2022 and 2021, the Company issued common stock valued at $0 and $18,000, and paid cash consideration of $236,333 and $15,000, respectively to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings. The amount payable to directors at March 31, 2022 and 2021 was $6,667 and $127,000, respectively.

NOTE K – COMMITMENTS AND CONTINGENCIES

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

In May 2017, the Company entered into a lease agreement for 5,838 square feet of floor space in Waukesha, Wisconsin for its inventory warehousing operations. This lease expires in May 2024.

In November 2021, the Company entered into a lease agreement for 425 square feet of commercial office space in Gaithersburg, Maryland. This lease expires on November 30, 2022.

The components of lease expense for the 3 months ended March 31 are as follows:

Operating lease expense:	2022	2021
Operating lease cost - fixed	$49,024	$57,387
Variable lease cost	31,912	30,137
Total operating lease cost	$80,936	$87,524

Other information related to leases as of March 31 is as follows:

	2022	2021
Operating lease liability - current	$145,409	$242,299
Operating lease liability - long-term	$470,591	$592,341
Operating cash outflows from operating leases	$38,843	$57,658

Weighted-average remaining lease term of operating leases	3.9 years	4.8 years
Weighted-average discount rate of operating leases	8.5%	8.5%

Future annual minimum operating lease payments as of March 31, 2022 were as follows:

2022	$143,077
2023	193,169
2024	172,425
2025	158,510
2026 and thereafter	53,183
Total minimum lease payments	720,364
Less imputed interest	(104,364)
Total	$616,000

Rental expenses charged to operations for the 3 months ended March 31, 2022 and 2021 were $80,936 and $87,524, respectively.

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

Under the terms of the severance agreement with Mr. Jason L. Tienor signed March 10, 2022 and filed with Form 8-K of that date, severance costs associated with this agreement of $222,800 have been accrued in the quarter ending March 31, 2022.

In addition to the foregoing, stock options are periodically granted to employees under the Company’s 2020 equity incentive plan at the discretion of the Compensation Committee of the Board of Directors. Executives of the Company are eligible to receive stock option grants, based upon individual performance and the performance of the Company as a whole.

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

Sipco Litigation and License Agreement

The company continues to fulfill its obligations of the Wireless Network Patent License Agreement (the “License Agreement”) with SIPCO, LLC (“Sipco”) and IPCO, LLC dba IntusIQ (collectively, the “Licensors”) in order to settle the Sipco Lawsuit, without the expense of costly litigation.

The minimum payments required under the License Agreement have been accrued for on the Company’s Consolidated Balance Sheet in accordance with GAAP, which specifies that when a liability is probable and the amount can be reasonably estimated, said liability should be recorded in the current reporting period. Per the License Agreement, the contractual minimum payments began on January 1, 2022 and continue until December 31, 2024, thus satisfying both criteria of probable and reasonably estimable. Accordingly, a long-term liability was recorded representing the sum of those contractual minimums. As of March 31, 2022, the Company had a current liability of approximately $140,000, which $41,940 is included in accounts payable and $133,060 in other accrued liabilities (See Note F – Current Accrued Liabilities for further breakdown of accrued liabilities), along with a non-current liability of $325,000 included in accrued royalties – long-term recorded on its Consolidated Balance Sheet.

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

Sales Tax

The following table sets forth the change in the sales tax accrual as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Balance, beginning of year	$16,634	$31,396
Sales tax collected	39,513	85,589
Provisions (reversals)	2,646	(7,685)
Payments	(38,627)	(92,666)
Balance, end of period	$20,166	$16,634

NOTE L – BUSINESS CONCENTRATION

For the three months ended March 31, 2022, three customers, each representing over 10% of total net revenues, accounted for approximately 50% of total net revenues. For the three months ended March 31, 2021, two customers, accounted for approximately 25% of total net revenues.

As of March 31, 2022, there were three customers, each representing over 10% of the Company’s net accounts receivable, accounting for 52% of the Company’s net accounts receivable. As of December 31, 2021, there were five customers, each representing over 10% of the Company’s net accounts receivable, accounting for 64% of the Company’s net accounts receivable.

For the three months ended March 31, 2022, purchases from two suppliers, accounted for approximately $892,000, or 95%, of total purchases and approximately $62,000, or 63%, of total purchases for the three months ended March 31, 2021. The amount due to one supplier, net of deposits paid, was approximately $694,000 and $651,000 as of March 31, 2022 and December 31, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three months ended March 31, 2022, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2021, filed with the US. Securities and Exchange Commission (the “SEC”) on March 31, 2022.

Business

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

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for the remainder of 2022 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.  Factors that could cause or contribute to such differences include those risks as described in the Company’s filings with the SEC, including the current reports on Form 8-K, which factors are incorporated herein by reference. The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

Critical Accounting Policies and Estimates and New Accounting Pronouncements

Please refer to Notes A & B contained in Part I.

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	March 31, 2022		March 31, 2021		Variance

Product	$1,954,430	91%	$1,107,864	86%	$846,566	76%
Recurring	196,275	9%	186,345	14%	9,930	5%
Total	$2,150,705	100%	$1,294,209	100%	$856,496	66%

Product Revenue

Product revenue principally arises from the sale and installation of energy management platforms. The suite of products consists of thermostats, sensors, controllers, wireless networking products, switches, outlets and a control platform.

For the three months ended March 31, 2022, product revenues increased by 76% or $0.85 million when compared to the prior year. Hospitality revenues increased 40% to $1.06 million, government revenues increased 132% to $0.28 million, education revenues increased 644% to $0.55 million while MDU revenues decreased 60% to $0.07 million and healthcare revenues decreased 100% to $0.00 million. Product revenues derived from value-added resellers and distribution partners were $1.42 million for the three months ended March 31, 2022, an increase of 55% compared to the prior year period. The increase was primarily driven by three customers, partially offset by non-repeatable revenues in 2022 from four customers. For the three months ended March 31, 2022, international revenues decreased 45% to $0.14 million when compared to the prior year period. The decrease in international revenues was primarily driven by non-repeatable revenues in 2022 from two customers.

Backlogs were approximately $3.2 million and $2.6 million at March 31, 2022 and 2021, respectively. Beginning in the third quarter of 2021, global supply chain disruptions have created delays in our order fulfillment. These disruptions are ongoing and order cancellations could result if these issues persist.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service period for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s service and support programs for its energy management platforms. For the three months ended March 31, 2022, recurring revenue increased by 5% when compared to the prior year period. The increase was related to increased unit sales of call center support services.

Cost of Sales

The table below outlines product versus recurring cost of sales, along with respective amounts of those costs as a percentage of revenue for the comparable periods:

	Three Months Ended
	March 31, 2022		March 31, 2021		Variance

Product	$1,132,900	58%	$577,814	52%	$555,087	96%
Recurring	31,770	16%	10,900	6%	20,870	191%
Total	$1,164,670	54%	$588,714	45%	$575,957	98%

Costs of Product Revenue

Costs of product revenue include materials and installation labor related to Telkonet’s platform technologies. For the three months ended March 31, 2022, product costs increased $0.56 million compared to the prior year period based upon greater revenues. The variance was primarily attributable to increases in material costs of $0.47 million, inclusive of product surcharges of $0.24 million resulting from global chip shortages, supply chain challenges and inflationary pressures, logistical expenses of $0.08 million, inclusive of import tariffs, warranty expense of $0.02 million and the use of installation subcontractors of $0.13 million, partially offset by a decrease in inventory adjustments of $0.15 million. Material costs as a percentage of product revenues were 40%, an increase of 7%, compared to the prior year period.

Costs of Recurring Revenue

Recurring revenue costs are comprised primarily of call center support labor. For the three months ended March 31, 2022, recurring revenue costs increased by 191% when compared to the prior year period. The variance was primarily due to increases in call center staffing.

Gross Profit

The table below outlines product versus recurring gross profit, along with respective actual gross profit percentages for the comparable periods:

	Three Months Ended
	March 31, 2022		March 31, 2021		Variance

Product	$821,530	42%	$530,050	48%	$291,479	55%
Recurring	164,505	84%	175,445	94%	(10,940)	-6%
Total	$986,035	46%	$705,495	55%	$280,539	40%

Gross Profit on Product Revenue

Gross profit on product revenues for the three months ended March 31, 2022 increased by 55%, or $0.29 million, when compared to the prior period. The variance was primarily attributable to an increase in revenues of $0.56 million and a decrease in inventory adjustments of $0.15 million, partially offset by increases in material costs of $0.47 million, inclusive of product surcharges of $0.24 million resulting from global chip shortages, supply chain challenges and inflationary pressures, logistical expenses of $0.08 million, inclusive of import tariffs, warranty expense of $0.02 million and the use of installation subcontractors of $0.13 million. Material costs as a percentage of product revenues were 40%, an increase of 7%, compared to the prior year period. For the three months ended March 31, 2022, the actual gross profit percentage decreased by 9% to 46% compared to the prior year period. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 5% on the actual gross profit percentage for the three months ended March 31, 2022, compared to approximately 3% for the prior year period.

Gross Profit on Recurring Revenue

Gross profit on recurring revenue for the three months ended March 31, 2022 decreased 6% when compared to the prior year period.

Operating Expenses

The tables below outline operating expenses for the comparable periods, along with percentage change:

	Three Months Ended March 31,
	2022	2021	Variance

Total	$1,491,506	$1,535,791	$(44,285)	-3%

The Company’s operating expenses are comprised of research and development, selling, general and administrative expenses and depreciation and amortization expense. During the three months ended March 31, 2022, operating expense decreased by 3% when compared to the prior year period.

Research and Development

	Three Months Ended March 31,
	2022	2021	Variance

Total	$269,240	$311,448	$(42,208)	(14)%

Research and development costs are related to both present and future product development and integration and are expensed in the period incurred. During the three months ended March 31, 2022, research and development costs decreased 14% when compared to the prior year period. The variance is primarily attributable to decreases in payroll of $0.04 million and certification expenses of $0.01 million partially offset by an increase in third-party consultant expenses of $0.01 million.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021	Variance

Total	$1,212,813	$1,211,103	$1,710	0%

During the three months ended March 31, 2022, selling, general and administrative expenses remained unchanged compared to the prior year period.

Operating Loss and Net Income (Loss)

During the three months ended March 31, 2022, the Company had an operating loss of ($0.52) million, compared to an operating loss of ($0.83) million during the prior year period. The improvement was primarily due to incremental gross profit from additional revenue and a (3%) decrease in operating expenses.

During the three months ended March 31, 2022, the Company had net loss of ($0.52) million compared to net income of $0.08 million for the prior year period. The decrease in profitability was primarily due to the non-recurrence of a $0.92 million non-cash gain on debt extinguishment in connection with the full forgiveness of the First PPP Loan in the prior year period. This was partially offset by the impact of increased revenues and a decrease in expenses as discussed above.

Non-GAAP Financial Measures

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and stock-based compensation can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), operating income (loss), or any other measure for determining operating performance or liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the three months ended March 31, 2022 and 2021, the Company believes it appropriate to exclude stock-based compensation given the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous year.

RECONCILIATION OF NET INCOME (LOSS)

TO ADJUSTED EBITDA

FOR THE THREE MONTHS ENDED MARCH 31,

	2022	2021
Net income (loss)	$(517,828)	$82,739
Gain on debt extinguishment	–	(920,673)
Interest expense, net	12,357	7,873
Income tax (benefit) provision	–	(235)
Depreciation and amortization	9,453	13,240
EBITDA	(496,018)	(817,056)
Adjustments:
Stock-based compensation	1,815	1,815
Adjusted EBITDA	$(494,203)	$(815,241)

Liquidity and Capital Resources

For the three-month period ended March 31, 2022, the Company reported a net loss of ($517,828) and had cash used in operating activities of ($1,515,209) and ended the period with an accumulated deficit of ($129,186,004) and total current assets in excess of current liabilities of $5,668,680. At March 31, 2022, the Company had $5,878,897 of cash and approximately $514,000 of availability on its Credit Facility.

Since inception through March 31, 2022, we have incurred cumulative losses of ($129,186,004) and have never generated enough cash through operations to support our business. The Company has made significant investments in the engineering, development and marketing of its intelligent automation platforms, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to, and continues to contribute to, the ongoing operating losses and use of cash.

The Company took and continues to take a number of actions to preserve cash. These actions ranged from suspending the use of engineering consultants, cancelling all non-essential travel, not filling certain vacancies and for certain periods, furloughing certain employees and pay cuts for certain other employees and suspension of the Company’s 401(k) match. Receipt of PPP monies helped the company reinstate some of cuts made. With the receipt of the First PPP Loan on April 17, 2020 (discussed below), the Company was able to lift some of these mandates in order to return necessary personnel for the Company’s ongoing operations.

In addition, on January 12, 2022, the Company closed on the VDA Transaction (see Note A), resulting in additional working capital of $5,000,000.

Loans under PPP

In addition to the actions noted above, on April 21, 2020, the Company entered into an unsecured promissory note, dated April 17, 2020, with Heritage Bank for a $913,063 loan under the PPP (“the First PPP Loan”). In January 2021, the Company applied for forgiveness of the amount due on the First PPP Loan. On February 16, 2021, the outstanding principal and interest accrued on the First PPP Loan was fully forgiven.

On April 27, 2021, the Company entered into a second unsecured promissory note, dated as of April 26, 2021, for a second PPP loan (“the Second PPP Loan” and, together with the First PPP Loan, the “PPP Loans”), with Heritage Bank under a second draw of the PPP administered by the SBA and authorized by the Keeping American Workers Employed and Paid Act. In September 2021, the Company applied for forgiveness of the amount due on the Second PPP Loan. On September 15, 2021, Heritage Bank confirmed that the Second PPP Loan granted to the Company, in the original principal amount of $913,063 plus accrued interest of $3,044 thereon, was forgiven in full.

Working Capital

Working capital (current assets in excess of current liabilities) from operations increased by $4,459,318 during the three months ended March 31, 2022 from working capital of $1,209,361 at December 31, 2021 to a working capital of $ 5,668,679 at March 31, 2022. The increase in working capital was primarily due to the injection of funds from the $5 million common shares purchase.

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

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 6.25% at both March 31, 2022 and December 31, 2021. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock (which expired, on October 9, 2021). On November 6, 2019, the eleventh amendment to the Credit Facility was executed to extend the maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant.  The eleventh amendment was effective as of September 30, 2019.

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

The Heritage Bank Loan Agreement contains covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants. As discussed above, the EBITDA loss covenant was eliminated in the eleventh amendment to the Credit Facility. The sole financial covenants are a minimum asset coverage ratio and a minimum unrestricted cash balance of $2 million (since reduced to $1 million), both of which are measured at the end of each month. A violation of either of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature.

The outstanding balance on the Credit Facility was $436,136 and $403,089 at March 31, 2022 and December 31, 2021 and the remaining available borrowing capacity was approximately $514,000 and $460,000, respectively. As of March 31, 2022, the Company was in compliance with all financial covenants.

Cash Flow Analysis

Cash used in operations was $1,515,209 and $653,953, during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, our primary capital needs included costs incurred to increase energy management sales, inventory procurement and managing current liabilities. The working capital changes during the three months ended March 31, 2022 were primarily a result of the $5 million received as a result of the VDA Transaction, a $955,000 increase in accounts receivable, $249,000 increase in inventories, a $242,000 reduction in accounts payable, partially offset by a $398,000 decrease in prepaid items, a $299,000 increase in accrued liabilities and $33,000 from the line of credit. Accounts receivable balances fluctuate based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable balances fluctuate with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements.

Acquisition or Disposition of Property and Equipment

The Company does not anticipate significant purchases of property or equipment during the next twelve months.

Item 3. Quantitative and qualitative disclosures about market risk

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer each evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 and 15d-15 were not effective as of March 31, 2022 as a result of the material weaknesses discussed below.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements as of and for the year ended December 31, 2021, included in the Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Notwithstanding the identified material weaknesses, our management has concluded that the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 and the unaudited condensed consolidated financial statements included in this quarterly filing fairly represent, in all material respects, our financial position, results of operations, cash flows, and changes in stockholders’ equity as of and for the periods presented in accordance with U.S. GAAP.

Under applicable Securities Law, the Company is not required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly, such an attestation has not been obtained or included in the Annual Report on Form 10-K for the year ended December 31, 2021.

Changes in Internal Controls

Other than the material weaknesses discussed above, during the quarter ended March 31, 2022, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, other than the Sipco Lawsuit, which is discussed in Note L – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q and was terminated in the fourth quarter of 2020. The Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Item 1A. Risk Factors.

There were no material changes during the quarter to the Risk Factors disclosed in Item 1A – “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021.

Item 2. Unrestricted sales of equity securities and use of proceeds

None

Item 3. Defaults upon senior securities

None

Item 4. Mine safety disclosures

None

Item 5. Other information

None

Item 6. Exhibits.

Exhibit Number	Description Of Document
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Piercarlo Gramaglia
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Piercarlo Gramaglia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: May 16, 2022	By:	/s/ Piercarlo Gramaglia
Piercarlo Gramaglia Chief Executive Officer (principal executive officer)

Date: May 16, 2022	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

