Form 10-Q
period 2022-06-30
TELKONET INC
filed 2022-08-15
CIK 1094084

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 30, 2022, was 299,212,282.

TELKONET, INC.

FORM 10-Q

June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4,964,495	$2,361,059
Accounts receivable, net	1,895,233	1,010,554
Inventories, net	1,166,174	825,559
Contract assets	20,916	266,014
Prepaid expenses	833,524	735,092
Total current assets	8,880,342	5,198,278

Property and equipment, net	143,701	84,201

Other assets:
Deposits	4,595	7,595
Operating lease right of use assets	505,850	570,512
Total other assets	510,445	578,107

Total Assets	$9,534,488	$5,860,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$791,488	$1,865,535
Accrued liabilities	799,639	718,721
Line of credit	628,412	403,089
Contract liabilities - current	961,199	800,965
Lease Liabilities - current	149,288	195,176
Income taxes payable	3,431	5,431
Total current liabilities	3,333,457	3,988,917

Long-term liabilities:
Lease liabilities	431,685	459,668
Contract liabilities - long term	102,863	140,265
Accrued royalties - long-term	290,000	360,000
Total long-term liabilities	824,548	959,933
Total liabilities	$4,158,005	$4,948,850

Stockholders’ Equity
Preferred Stock Series A, par value $.001 per share; 215 shares designated, 181 shares outstanding at June 30, 2022 and 185 outstanding at December 31, 2021, preference in liquidation of $1,818,942 and $1,822,450 as of June 30, 2022 and December 31, 2021, respectively.	1,310,765	1,340,566
Preferred Stock Series B, par value $.001 per share; 567 shares designated, 52 shares outstanding at June 30, 2022 and December 31, 2021, preference in liquidation of $507,930 and $497,605 as of June 30, 2022 and December 31, 2021 respectively.	362,059	362,059
Common Stock, par value $.001 per share; 475,000,000 shares authorized; 299,212,282 and 136,311,335 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	299,212	136,311
Additional paid-in-capital	132,581,705	127,740,976
Accumulated deficit	(129,177,258)	(128,668,176)
Total stockholders’ equity	5,376,483	911,736

Total Liabilities and Stockholders’ Equity	$9,534,488	$5,860,586

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Revenues, net:
Product Revenue	$1,787,391	$1,672,905	$3,741,821	$2,780,769
Recurring Revenue	150,979	182,584	347,254	368,929
Total Net Revenues	1,938,370	1,855,489	4,089,075	3,149,698

Cost of Sales:
Product Cost of Sales	544,835	734,899	1,677,735	1,312,713
Recurring Cost of Sales	29,306	12,322	61,076	23,222
Total Cost of Sales	574,141	747,221	1,738,811	1,335,935

Gross Profit	1,364,229	1,108,268	2,350,264	1,813,763

Operating Expenses:
Research and development	257,529	296,413	526,769	607,861
Selling, general and administrative	1,071,291	951,089	2,284,104	2,162,192
Depreciation and amortization	12,974	10,349	22,427	23,589
Total Operating Expenses	1,341,794	1,257,851	2,833,300	2,793,642

Operating Profit / (Loss)	22,435	(149,583)	(483,036)	(979,879)

Other Income / (Expenses):
Gain / (Loss) on Debt Extinguishment	–	–	–	920,673
Gain / (Loss) on sale of fixed assets	(456)	–	(456)	–
Interest expense, net	(6,847)	(3,829)	(19,204)	(11,702)
Total Other Income / (Expenses):	(7,303)	(3,829)	(19,660)	908,971

Income (Loss) before Provision for Income Taxes	15,132	(153,411)	(502,696)	(70,908)
Income Tax Provision /(Benefit)	6,385	2,183	6,385	1,948
Net Income (Loss)	$8,747	$(155,595)	$(509,081)	$(72,856)

Net Income (Loss) per Common Share:
Basic – net income (loss) attributable to common stockholders	$0.00	$0.00	$0.00	$0.00
Diluted – net income (loss) attributable to common stockholders	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding – basic	299,212,282	136,311,335	293,782,250	136,311,335
Weighted Average Common Shares Outstanding – diluted	299,212,282	136,311,335	293,782,250	136,311,335

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

JANUARY 1, 2021 THROUGH JUNE 30, 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at January 1, 2021	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,733,714	$(128,255,391)	$1,317,259

Shares issued to directors	–	–	–	–	–	–	–	–	–

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net income (loss)	–	–	–	–	–	–	–	82,739	82,739

Balance at Mar 31, 2021	185	$1,340,566	52	362,059	136,311,335	$136,311	$127,735,529	$(128,172,652)	$1,401,813

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,816	–	1,816

Net income (loss)	–	–	–	–	–	–	–	(155,595)	(155,595)

Balance at June 30, 2021	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,737,345	$(128,328,247)	$1,248,034

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

JANUARY 1, 2022 THROUGH JUNE 30, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at January 1, 2022	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,740,976	$(128,668,176)	$911,736

Issuance of Common Stock to WDA	–	–	–	–	162,900,947	162,901	4,837,099	–	5,000,000

Shares cancelled per severance agreement	(4)	(29,801)	–	–	–	–	–	–	(29,801)

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net income (loss)	–	–	–	–	–	–	–	(517,828)	(517,828)

Balance at March 31, 2022	181	$1,310,765	52	$362,059	299,212,282	$299,212	$132,579,890	$(129,186,004)	$5,365,922

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net income (loss)	–	–	–	–	–	–	–	8,747	8,747

Balance at June 30, 2022	181	$1,310,765	52	$362,059	299,212,282	$299,212	$132,581,705	$(129,177,258)	$5,376,483

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(509,081)	$(72,856)

Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense related to employee stock options	3,630	3,631
Depreciation and amortization	22,427	23,589
Loss / (gain) on fixed asset disposal	456	–
Noncash operating lease expense (ROU)	64,662	114,774
Gain on debt extinguishment	–	(920,673)

Changes in operating assets and liabilities:
Accounts receivable, net	(884,679)	(261,106)
Inventories, net	(340,615)	511,845
Prepaid expenses	(98,432)	(487,169)
Deposits	3,000	–
Accounts payable	(1,074,047)	(105,601)
Accrued royalties – long-term	(70,000)	(70,000)
Accrued liabilities	80,917	206,766
Contract liabilities	122,832	515,326
Contract assets	245,098	(206,597)
Operating lease liabilities	(73,871)	(117,962)
Accrued income tax payable	(2,000)	7,509
Income taxes receivable	–	105,745
Net Cash Used In Operating Activities	(2,509,703)	(752,779)

Cash Flows From Financing Activities:
Proceeds from Note Payable	–	913,063
Proceeds from stock and warrants issued in VDA Transaction	5,000,000	–
Repurchase of employee-owned Series A Preferred Shares	(29,801)	–
Payments for property and equipment	(82,383)	–
Proceeds from line of credit	3,914,152	3,627,000
Payments on line of credit	(3,688,829)	(3,544,289)
Net Cash Provided By Financing Activities	5,113,139	995,774

Net increase in cash and cash equivalents	2,603,436	242,995
Cash and cash equivalents at the beginning of the period	2,361,059	3,011,811
Cash and cash equivalents at the end of the period	$4,964,495	$3,254,806

	Six Months Ended June 30,
Supplemental Disclosures of Cash Flow Information:	2022	2021

Cash transactions:
Cash paid during the period for interest	$4,020	$12,626

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the interim periods presented, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2021 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

Revenue from Contracts with Customers

Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606, the Standard”) supersedes nearly all legacy revenue recognition guidance. ASC 606, the Standard outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue based on when it satisfies its performance obligations by transferring control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for said goods or services, as follows:

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

iv)	Allocate the transaction price to the performance obligations

Revenues from customer contracts are allocated to the separate performance obligations based on their relative stand-alone selling price (“SSP”) at contract inception. The SSP is the price at which the Company would sell a promised good or service separately. The best evidence of an SSP is the observable price of a good or service when the entity sells that good or service separately in similar circumstances and to similar customers. However, turnkey solutions are sold for a broad range of amounts resulting from, but not limited to, tiered discounting for value added resellers based upon committed volumes and other economic factors. Due to the high variability of our pricing, the Company cannot establish a reliable SSP using observable data. Accordingly, the Company uses the residual approach to allocate the transaction price to performance obligations related to its turnkey solutions. When support services are not included within the turnkey solution, the residual method is not utilized and no allocation of the transaction price to the performance obligation is necessary.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $1,894 and $1,493 in advertising costs during the three months ended June 30, 2022 and 2021, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for the three months ended June 30, 2022 and 2021 were $257,529 and $296,413, respectively. Total expenditures on research and product development for the six months ended June 30, 2022 and 2021 were $526,769 and $607,861, respectively.

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

Product warranties for the six months ended June 30, 2022 and the year ended December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Beginning balance	$46,650	$45,328
Warranty claims incurred	(2,890)	(16,075)
Provision charged (credited) to expense	3,047	17,397
Ending balance	$46,807	$46,650

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

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings per Share”. Basic net income (loss) per common share is computed using the weighted average shares outstanding. Diluted net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the three months ended June 30, 2022, there were 105,380,666 and 3,323,552 warrants and options outstanding, respectively. Comparable amounts for June 30, 2021 were 250,000 and 3,349,793 warrants and options outstanding, respectively. These amounts are not included in dilutive income (loss) per share as the impact would be anti-dilutive.

Net income / (loss) attributable to common shareholders:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net Income / (Loss)	$8,747	$(155,595)	$(509,081)	$(72,856)
Less: cumulative dividends earned on Series A and Series B Preferred Stock	(14,077)	(26,344)	(46,498)	(47,032)
Net Income / (Loss) Attributable to common shareholders	$(5,330)	$(181,939)	$(555,579)	$(119,888)

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Weighted average common shares outstanding - basic	$299,212,282	$136,311,335	$293,782,250	$136,311,335
Dilutive effect of stock options	–	–	–	–
Weighted average common shares outstanding - diluted	$299,212,282	$136,311,335	$293,782,250	$136,311,335

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

Operating leases are included in our Condensed Consolidated Balance Sheets as operating lease right-of-use assets, lease liabilities – current and lease liabilities – long-term. We do not recognize a right-of-use asset and lease liability for leases with a term of 12 months or less. Our current operating leases are for facilities. Our leases may contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Some of our lease agreements may contain rent escalation clauses, rent holidays, capital improvement funding, or other lease concessions.

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

Due to travel restrictions, social distancing edicts and overall fear, the hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any since the onset of the pandemic. While the industry is trending toward recovery, the situation remains fragile. The effects of supply-chain issues, inflation and labor shortages, and subsequent rising wages, all present some level of pandemic uncertainty for the foreseeable future. STR and Tourism Economics expect leisure travel to pace the recovery while commercial demand, the dominant segment, will remain significantly below pre-pandemic levels until there is a significant increase in the quantity of large group events, as well as the return of business travel [1] Despite STR and Tourism Economics’ upgraded recovery timeline for domestic hospitality’s revenue per available room (RevPAR), when adjusted for inflation, RevPAR will still likely remain below 2019 levels until at least 2024. Though topline continues to improve, labor will be the biggest challenge for hoteliers’ profitability moving forward [2].

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

_________________________

[1] O’Conner, Stefani C. “Industry’s recovery heats up-slowly.” Hotelbusiness.com January 2022:8A

[2] Fox, Jena Tesse “STR, TE expect full U.S. RevPAR recovery to occur in 2022.” Hotelbusiness.com July 2022:11

NOTE C – REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended June 30, 2022.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product Revenue	$1,421,702	$363,502	$4,157	$(2,333)	$363	$1,787,391
Recurring Revenue	130,063	20,916	–	–	–	150,979
	$1,551,765	$384,418	$4,157	$(2,333)	$363	$1,938,370
% of Total	80%	20%	0%	0%	0%	100%

The following table presents the Company’s product and recurring revenues disaggregated by industry for the six months ended June 30, 2022.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product Revenue	$2,480,329	$914,883	$73,454	$272,792	$363	$3,741,821
Recurring Revenue	294,497	52,757	–	–	–	347,254
	$2,774,826	$967,640	$73,454	$272,792	$363	$4,089,075
% of Total	68%	23%	2%	7%	0%	100%

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended June 30, 2021.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product Revenue	$1,554,754	$10,295	$84,473	$4,972	$18,411	$1,672,905
Recurring Revenue	149,600	13,648	19,336	–	–	182,584
	$1,704,354	$23,943	$103,809	$4,972	$18,411	$1,855,489
% of Total	92%	1%	6%	0%	1%	100%

The following table presents the Company’s product and recurring revenues disaggregated by industry for the six months ended June 30, 2021.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product Revenue	$2,267,662	$84,397	$257,208	$123,307	$48,195	$2,780,769
Recurring Revenue	312,394	30,074	26,461	–	–	368,929
	$2,580,056	$114,471	$283,669	$123,307	$48,195	$3,149,698
% of Total	82%	3%	9%	4%	2%	100%

Sales taxes and other usage-based taxes are excluded from revenues.

Remaining performance obligations

As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $0.7 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months.

Contract assets and liabilities

	June 30, 2022	December 31, 2021
Contract assets	$20,916	$266,014
Contract liabilities - current	961,199	800,965

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billings occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Condensed Consolidated Balance Sheets.

Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. The change in the contract liability balance during the three-month period ended June 30, 2022 is the result of cash payments received and billing in advance of satisfying performance obligations.

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

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Accounts receivable	$1,955,081	$1,016,117
Allowance for doubtful accounts	(59,848)	(5,563)
Accounts receivable, net	$1,895,233	$1,010,554

NOTE E – INVENTORIES

Components of inventories as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Product purchased for resale	$1,437,327	$1,269,056
Reserve for obsolescence	(271,153)	(443,497)
Inventory, net	$1,166,174	$825,559

NOTE F – CURRENT ACCRUED LIABILITIES

Current accrued liabilities at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Accrued payroll and payroll taxes	$327,046	$242,131
Accrued professional fees	99,341	136,584
Accrued sales taxes, penalties and interest	35,640	16,634
Product warranties	46,807	46,650
Other accrued liabilities	290,805	276,722
Total current accrued liabilities	$799,639	$718,721

NOTE G – DEBT

Revolving Credit Facility

On September 30, 2014, the Company entered into a loan and security agreement (the “Heritage Bank Loan Agreement”), with Heritage Bank of Commerce, a California state chartered bank (“Heritage Bank”), governing a revolving credit facility in a principal amount not to exceed $2,000,000 (subsequently reduced to $1,000,000 on December 13, 2021), (the “Credit Facility”). Availability of borrowings under the Credit Facility is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable. The Credit Facility is secured by all of the Company’s assets. The Credit Facility is available for working capital and other general business purposes.

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 7.38% on June 30, 2022 and 6.25% on December 31, 2021. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant had an exercise price of $0.20 and expired October 9, 2021. On November 6, 2019, the Company entered into an eleventh amendment to the Heritage Bank Loan Agreement to extend the revolving maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant. The Eleventh Amendment was effective as of September 30, 2019.

On September 30, 2021, the Company entered into a twelfth amendment to the Heritage Bank Loan Agreement (the “Twelfth Amendment”) to extend the revolving maturity date to December 31, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement. In addition, subject to certain conditions as specified in the Twelfth Amendment, Heritage Bank consented to the VDA Transaction (as described above in Note A – Basis of Presentation and Significant Accounting Policies - Business) between the Company and VDA, and acknowledged and agreed that certain events occurring in connection with the VDA Transaction, including the change of control of the Company resulting from the VDA Transaction, do not constitute Events of Default as defined in the Heritage Bank Loan Agreement.

On December 13, 2021, the Company entered into a thirteenth amendment to the Heritage Bank Loan Agreement (the “Thirteenth Amendment”) to extend the revolving maturity date to March 31, 2022, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement. In addition, the Thirteenth Amendment reduced the credit extension amount to $1,000,000 and reduced unrestricted cash maintained in the Company’s accounts at Heritage Bank to be at least $1,000,000.

On March 10, 2022, the Company entered into a fourteenth amendment to the Heritage Bank Loan Agreement to extend the revolving maturity date to June 30, 2023, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement.

The Heritage Bank Loan Agreement contains covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. The Heritage Bank Loan Agreement also contains financial covenants. As discussed above, the EBITDA loss covenant was eliminated in the Eleventh Amendment. The sole financial covenants are a minimum asset coverage ratio and a minimum unrestricted cash balance of $1 million, both of which are measured at the end of each month. A violation of either of these covenants could result in an event of default under the Heritage Bank Loan Agreement. Upon the occurrence of such an event of default or certain other customary events of defaults, payment of any outstanding amounts under the Credit Facility may be accelerated and Heritage Bank’s commitment to extend credit under the Heritage Bank Loan Agreement may be terminated. The Heritage Bank Loan Agreement contains other representations and warranties, covenants, and other provisions customary to transactions of this nature.

The outstanding balance on the Credit Facility was $628,412 and $403,089 at June 30, 2022 and December 31, 2021 respectively, and the remaining available borrowing capacity was approximately $321,000 and $460,000, respectively. As of June 30, 2022, the Company was in compliance with all financial covenants.

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

NOTE H – CAPITAL STOCK

Series A

The Company has designated 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A is convertible, at the option of the holder thereof, at any time, into shares of the Company’s common stock at a conversion price of $0.363 per share. On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share. The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares. In prior years, 30 of the preferred shares issued on November 16, 2009 were converted to shares of the Company’s common stock. In a prior year, the redemption feature available to the Series A holders expired. On March 31, 2022, four Series A shares were repurchased per the terms of a separation agreement with Jason L. Tienor, former President and Chief Executive Officer, who will receive reimbursement for the shares.

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

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of June 30, 2022, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $507,930, which includes cumulative accrued unpaid dividends of $247,930, and second, Series A with a preference value of $1,818,942, which includes cumulative accrued unpaid dividends of $913,942.

NOTE I – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company maintains an equity incentive plan (the “2020 Plan”). The 2020 Plan was established in 2020 as an incentive plan for officers, employees, non-employee directors, prospective employees and other key persons. The 2020 Plan replaced the 2010 Amended and Restated Stock Option and Incentive Plan, as amended (the “2010 Plan”), which expired on November 17, 2020. The 2020 Plan is administered by the Board of Directors or the Compensation Committee, which is comprised of not less than two non-employee directors who are independent. A total of 10,000,000 shares of stock were reserved and available for issuance under the 2020 Plan. The exercise price per share for the stock covered by a stock option granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. The term of each stock option shall be fixed by the administrator, but no stock option shall be exercisable more than ten years after the date the stock option is granted. As of June 30, 2022, there were approximately 10,000,000 shares remaining for issuance under the 2020 Plan.

It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a better alignment of their interests with those of the Company and its stockholders.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the 2010 Plan as of June 30, 2022. No options have been issued under the 2020 Plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.15	2,000,000	5.76	$0.14	2,000,000	$0.14
$0.16 - $0.30	1,323,552	2.59	0.18	1,323,552	0.18
	3,323,552	4.48	$0.16	3,323,552	$0.16

Transactions involving stock options issued to employees are summarized as follows:

	2022			2021
	Number of Shares	Weighted Average Exercise Price	Value	Number of Shares	Weighted Average Exercise Price	Value
Balance Jan 1	3,349,793	$0.16	$535,967	3,349,793	$0.16	$535,967
Granted	–	–	–	–	–	–
Cancelled / Expired	(26,241)	0.17	(4,461)	–	–	–
Exercised	–	–	–	–	–	–
Balance March 31	3,323,552	0.16	531,506	3,349,793	0.16	535,967
Granted	–	–	–	–	–	–
Cancelled / Expired	(541,149)	0.16	(86,584)	–	–	–
Exercised	–	–	–	–	–	–
Balance June 30	2,782,403	$0.16	$444,922	3,349,793	$0.16	$535,967

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

The total estimated fair value of the options granted during the six-months ended June 30, 2022 and 2021 was $0. The total fair value of underlying shares related to options that vested during the quarters ended June 30, 2022 and 2021 was $0 and $3,385, respectively. The aggregate intrinsic value of the vested options was zero as of June 30, 2022 and 2021. During the quarter ended June 30, 2022 no options were granted or exercised and during the quarter ended June 30, 2021, no options were granted, exercised, cancelled or expired.

	2022			2021
	Number of Shares Vesting	Estimated Fair Value	Value	Number of Shares	Estimated Fair Value	Value
Vesting Q1	3,498	$0.05	$161	–	$0.03	–
Vesting Q2	–	$0.04	–	27,060	$0.03	$828
Balance June 30	3,498	$0.05	$161	27,060	$0.03	$828

Total stock-based compensation expense for the six months ended June 30, 2022 and 2021 was $3,630 and $3,631 respectively.

Warrants

The following table summarizes the changes in warrants outstanding.

	Number of Shares	Weighted Average Price/Share
Outstanding at January 1, 2021	250,000	$0.16
Granted	–	–
Exercised	–	–
Cancelled or Expired	(250,000)	–
Outstanding at December 31, 2021	–	0.16
Granted	105,380,666	–
Exercised	–	–
Cancelled or Expired	–	–
Outstanding at March 31, 2022	105,380,666	0.06
Granted	–	–
Exercised	–	–
Cancelled or Expired	–	–
Outstanding at June 30, 2022	105,380,666	$0.06

NOTE J – STOCK ISSUANCE TO NON-EMPLOYEE DIRECTORS

During the quarters ended June 30, 2022 and 2021, the Company issued no common stock to its non-employee directors. During the quarters ended March 31, 2022 and 2021, the Company issued common stock valued at $0 and $18,000 to its non-employee directors.

NOTE K – COMMITMENTS AND CONTINGENCIES

In October 2013, the Company entered into a lease agreement for 6,362 square feet of commercial office space in Waukesha, Wisconsin for its corporate headquarters. The Waukesha lease would have expired in April 2021, but was subsequently amended and extended through April 30, 2026. On April 7, 2017 the Company executed an amendment to its existing lease in Waukesha, Wisconsin to expand another 3,982 square feet, bringing the total leased space to 10,344 square feet. In addition, the lease term was extended from May 1, 2021 to April 30, 2026. The commencement date for this amendment was July 15, 2017.

In May 2017, the Company entered into a lease agreement for 5,838 square feet of floor space in Waukesha, Wisconsin for its inventory warehousing operations. This lease expires on May 31, 2024.

In November 2021, the Company entered into a lease agreement for 425 square feet of commercial office space in Gaithersburg, Maryland. This lease expires on November 30, 2022.

The components of lease expense for the three and six months ended June 30 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Operating Lease Cost - fixed	$47,535	$57,387	$96,559	$114,774
Variable lease cost	32,191	31,338	64,103	61,475
Total operating lease cost	$79,726	$88,725	$160,662	$176,249

Other information related to leases as of June 30 is as follows:

	June 30, 2022	December 31, 2021
Operating lease liability - current	$149,288	$195,176
Operating lease liability - long term	431,685	459,668
Operating cash flows from operating leases	79,455	242,305

Weighted-average remaining lease term of operating leases	3.6 years	4.1 years
Weighted-average discount rate of operating leases	8.5%	8.5%

Future annual minimum operating lease payments as of June 30, 2022 were as follows:

June 30, 2022
2022 (excluding the months already reported upon)	$95,542
2023	193,169
2024	172,424
2025	158,510
2026	53,184
2027 and thereafter	–
Total minimum lease payments	672,829
Less imputed interest	(91,856)
Total	$580,973

Rental expenses charged to operations for the 3 months ended June 30, 2022 and 2021 were $78,372 and $88,725, respectively. Rental expenses charged to operations for the 6 months ended June 30, 2022 and 2021 were $159,308 and $176,249, respectively.

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

In addition to the foregoing, stock options may be periodically granted to employees under the Company’s 2020 equity incentive plan at the discretion of the Compensation Committee of the Board of Directors. Executives of the Company are eligible to receive stock option grants, based upon individual performance and the performance of the Company as a whole.

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, other than the Sipco litigation discussed below, which has been dismissed, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Sipco Litigation and License Agreement

The Company continues to fulfill its obligations under the Wireless Network Patent License Agreement (the “License Agreement”) between SIPCO, LLC (“Sipco”) and IPCO, LLC dba IntusIQ (collectively, the “Licensors”) and the Company, dated November 30, 2020. The parties entered into the License Agreement in connection with the settlement of a lawsuit filed by Sipco as disclosed in more detail in the Company’s previously filed reports.

The minimum payments required under the License Agreement have been accrued for on the Company’s Condensed Consolidated Balance Sheets in accordance with GAAP, which specifies that when a liability is probable and the amount can be reasonably estimated, said liability should be recorded in the current reporting period. Per the License Agreement, the contractual minimum payments began on January 1, 2022 and continue until December 31, 2024, thus satisfying both criteria of probable and reasonably estimable. Accordingly, a long-term liability was recorded representing the sum of those contractual minimums. As of June 2022, the Company had a current liability of approximately $201,639, which $61,639 is included in accounts payable and $140,000 in other accrued liabilities (See Note F – Current Accrued Liabilities for further breakdown of accrued liabilities), along with a non-current liability of $290,000 included in accrued royalties – long-term recorded on its Condensed Consolidated Balance Sheets.

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

Sales Tax

The following table sets forth the change in the sales tax accrual as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Beginning balance	$16,634	$31,396
Sales tax collected	95,126	85,589
Provisions (reversals)	5,437	(7,685)
Payments	(81,557)	(92,666)
Ending balance	$35,640	$16,634

NOTE L – BUSINESS CONCENTRATION

For the six months ended June 30, 2022, two customers, each representing over 20% of total net revenues, accounted for approximately 42% of total net revenues. For the six months ended June 30, 2021, one customer accounted for approximately 20% of total net revenues.

As of June 30, 2022, these two customers, accounted for approximately 33% of the Company’s net accounts receivable. As of December 31, 2021, there were five customers, each representing over 10% of the Company’s net accounts receivable, accounting for 64% of the Company’s net accounts receivable.

For the six months ended June 30, 2022, purchases from two suppliers, accounted for approximately 95% of total purchases. Deposits paid to the largest supplier were in excess of their total accounts payable balance by the amount of $323,133. The amount due to this supplier net of deposits paid, was approximately $134,000 as of December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto for the three or six months ended June 30, 2022, as applicable, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2021, filed with the US. Securities and Exchange Commission (the “SEC”) on March 31, 2022.

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

Critical Accounting Policies and Estimates and New Accounting Pronouncements

Please refer to Notes A & B under Item 1 – Financial Statements.

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	June 30, 2022		June 30, 2021		Variance
Product	$1,787,391	92%	$1,672,905	90%	$114,486	7%
Recurring	150,979	8%	182,584	10%	(31,605)	-17%
Total	$1,938,370	100%	$1,855,489	100%	$82,881	4%

	Six Months Ended
	June 30, 2022		June 30, 2021		Variance
Product	$3,741,821	92%	$2,780,769	88%	$961,051	35%
Recurring	347,254	8%	368,929	12%	(21,675)	-6%
Total	$4,089,075	100%	$3,149,698	100%	$939,376	30%

Product Revenue

Product revenue principally arises from the sale and installation of energy management platforms. The suite of products consists of thermostats, sensors, controllers, wireless networking products, switches, outlets and a control platform.

For the three months ended June 30, 2022, product revenues increased 7% or $0.11 million when compared to the prior year. Hospitality revenues decreased 9% to $1.42 million, MDU revenues decreased 100% to 0.00 million, healthcare revenues decreased 100% to $0.00 million and governmental revenues decreased 100% to $0.00 million, while educational revenues increased 3,431% to $0.36 million. Product revenues derived from channel partners remained relatively unchanged at $1.40 million compared to the prior year period. The increase was primarily driven by increased volumes from two existing customers in the hospitality and educational markets. International revenues decreased 7% to $0.13 million. The decrease in international revenues was primarily driven by decreased volumes from one existing customer in the hospitality market.

For the six months ended June 30, 2022, product revenues increased 35% or $0.96 million when compared to the prior year. Hospitality revenues increased 9% to $2.48 million, governmental revenues increased 121% to $0.27 million and educational revenues increased 984% to $0.91 million, while MDU revenues decreased 71% to $0.07 million and healthcare revenues decreased 100% to $0.00 million.

Product revenues derived from channel partners increased 23% to $2.83 million compared to the prior year period. The increase was primarily driven by increased volumes from two existing customers in the hospitality and educational markets, partially offset by volume decreases from two existing customers in the hospitality market. International revenues decreased 31% to $0.27 million when compared to the prior year period. The decrease in international revenues was primarily driven by decreased volumes from two existing customers in the hospitality market.

Backlogs were approximately $3.9 million and $3.0 million at June 30, 2022 and 2021, respectively.

Recurring Revenue

Recurring revenue consists of Telkonet’s service and support programs for its energy management platforms. The Company recognizes revenue ratably over the service period for monthly support revenues and defers revenue for annual support services over the term of the service period.

For the three and six months ended June 30, 2022, recurring revenue decreased by 17% and 6%, respectively, when compared to the prior year periods. The decrease was related to decreased unit sales of call center support services.

Cost of Sales

The table below outlines product versus recurring cost of sales, along with respective amounts of those costs as a percentage of revenue for the comparable periods:

	Three Months Ended
	June 30, 2022		June 30, 2021		Variance
Product	$544,835	30%	$734,899	44%	$(190,064)	-26%
Recurring	29,306	19%	12,322	7%	16,984	138%
Total	$574,141	30%	$747,221	40%	$(173,080)	-23%

	Six Months Ended
	June 30, 2022		June 30, 2021		Variance
Product	$1,677,735	45%	$1,312,713	47%	$365,022	28%
Recurring	61,076	18%	23,222	6%	37,854	163%
Total	$1,738,811	43%	$1,335,935	42%	$402,876	30%

Costs of Product Revenue

Costs of product revenue include materials and installation labor related to Telkonet’s platform technologies. For the three and six months ended June 30, 2022, product costs decreased 26% and increased 28%, respectively, compared to the prior year period.

The variance was primarily attributable to increases in logistical expenses of $0.04 million, inclusive of import tariffs and the use of installation subcontractors of $0.08 million, partially offset by a decrease in inventory adjustments of $0.10 million and a purchase price variance of $0.19 million, resulting from global chip shortages, supply chain challenges and inflationary pressures, Material costs as a percentage of product revenues were 31%, a decrease of 10%, compared to the prior year period.

For the six month comparison, the variance was primarily attributable to increases in material costs of $0.23 million resulting from increased product revenues of $0.96 million, logistic expenses of $0.11 million and the use of installation subcontractors of $0.21 million, partially offset by decrease in inventory adjustments of $0.25 million. Material costs as a percentage of product revenues were 35%, a decrease of 2%, compared to the prior year period.

Costs of Recurring Revenue

Recurring revenue costs are comprised primarily of call center support labor. For both the three and six months ended June 30, 2022, recurring revenue costs increased by 138% and 163%, respectively when compared to the prior year period. The variance was primarily due to increases in call center staffing.

Gross Profit

The table below outlines product versus recurring gross profit, along with respective actual gross profit percentages for the comparable periods:

	Three Months Ended
	June 30, 2022		June 30, 2021		Variance
Product	$1,242,556	70%	$938,006	56%	$304,550	32%
Recurring	121,673	81%	170,262	93%	(48,588)	-29%
Total	$1,364,229	70%	$1,108,268	60%	$255,962	23%

	Six Months Ended
	June 30, 2022		June 30, 2021		Variance
Product	$2,064,086	55%	$1,468,056	53%	$596,029	41%
Recurring	286,178	82%	345,707	94%	(59,529)	-17%
Total	$2,350,264	57%	$1,813,763	58%	$536,500	30%

Gross Profit on Product Revenue

Gross profit on product revenue is influenced by pricing, revenue volume and the composition of those revenues.

Gross profit on product revenue for the three months ended June 30, 2022 increased 32% or $0.30 million when compared to the prior year period. The increase in gross profit was primarily attributable to an increase in revenues of $0.11 million, decreases in inventory adjustments of $0.10 million and purchase price variances of $0.19 million, partially offset by increases in logistical expenses of $0.04 million, inclusive of import tariffs and the use of installation subcontractors of $0.08 million. For the three months ended June 30, 2022, the actual gross profit percentage increased by 10% to 70% compared to the prior year period. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 3% on the actual gross profit percentage for the three months ended June 30, 2022, compared to approximately 1% for the prior year period. Tariffs will fluctuate based upon volume of goods imported, which is contingent upon expected inventory supply and demand.

Gross profit on product revenue for the six months ended June 30, 2022 increased 41% or $0.60 million when compared to the prior year period. The increase in gross profit was primarily attributable to an increase in revenues of $0.96 million and a decrease in inventory adjustments of $0.25 million, partially offset by increases in logistic expenses of $0.11 million and the use of installation subcontractors of $0.21 million. For the six months ended June 30, 2022, the actual gross profit percentage increased by 2% to 55% compared to the prior year period. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 4% on the actual gross profit percentage for the six months ended June 30, 2022, compared to approximately 1% for the prior year period.

Gross Profit on Recurring Revenue

Gross profit on recurring revenue for the three and six months ended June 30, 2022 decreased by 29% and by 17% respectively, when compared to the prior year period. The decrease was primarily due to decreased unit sales of call center support services and increases in call center staffing.

Operating Expenses

The tables below outline operating expenses for the comparable periods, along with percentage change:

Three Months Ended
June 30, 2022	June 30, 2021	Variance
$1,341,795	$1,257,851	$83,944	7%

Six Months Ended
June 30, 2022	June 30, 2021	Variance
$2,833,300	$2,793,642	$39,658	1%

The Company’s operating expenses are comprised of research and development, selling, general and administrative expenses and depreciation and amortization expense. During the three and six months ended June 30, 2022, operating expenses increased by 7% and 1%, respectively, when compared to the prior year period as outlined below.

Research and Development

Three Months Ended
June 30, 2022	June 30, 2021	Variance
$257,529	$296,413	$(38,884)	-13%

Six Months Ended
June 30, 2022	June 30, 2021	Variance
$526,769	$607,861	$(81,092)	-13%

Research and development costs are related to both present and future product development and integration and are expensed in the period incurred. During both the three and six months ended June 30, 2022, research and development costs decreased 13%, when compared to the prior year periods. For the three and six month comparison, the variance is primarily attributable to decreases in payroll of $0.04 million and $0.08 million, respectively.

Selling, General and Administrative Expenses

Three Months Ended
June 30, 2022	June 30, 2021	Variance
$1,071,292	$951,089	$120,203	13%

Six Months Ended
June 30, 2022	June 30, 2021	Variance
$2,284,104	$2,162,192	$121,912	6%

During the three and six months ended June 30, 2022, selling, general and administrative expenses increased 13% and 6% respectively, over the prior year periods.

For the three month comparison, the variance is primarily attributable to increases in a trade show expenses of $0.04 million and payroll taxes of $0.32 million, partially offset by decreases in consulting fees of $0.12 million and legal fees of $0.15 million. The payroll tax increase was primarily the result of a non-recurring Employee Retention Credit (“ERC”) in 2021, allowed under the CARES Act, which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic.

For the six month comparison, the variance is primarily attributable to increases in payroll of $0.20 million, payroll taxes of $0.32 million and trade show expenses of $0.04 million, partially offset by decreases in legal fees of 0.29 million, audit fees of $0.10 million and consulting fees of $0.07 million. The payroll tax increase was primarily the result of a non-recurring Employee Retention Credit (“ERC”) in 2021, allowed under the CARES Act, which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic.

Operating Income (Loss)

During the three and six months ended June 30, 2022, the Company had operating income of $0.02 million and an operating loss of $0.48 million, respectively, compared to operating losses of $0.15 million and $0.98 million, respectively, during the prior year periods.

The three month operating loss improvement is primarily due to the increase in gross profit. The six month operating loss improvement is primarily due to the increase in gross profit and relatively unchanged operating expenses as discussed above.

Net Income (Loss)

During the three and six months ended June 30, 2022, the Company had net income of $0.01 million and a net loss of ($0.51 million), respectively, compared to a net loss of ($0.16 million) and net income of $0.07 million, respectively during the prior year periods.

The three month net loss improvement is primarily due to the increase in gross profit. The six month net loss variance is primarily due to a $0.92 million non-cash gain on debt extinguishment in connection with the full forgiveness of the First PPP Loan in the prior year period, an increase in gross profit and relatively unchanged operating expenses as discussed above.

Non-GAAP Financial Measures

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and stock-based compensation can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), operating income (loss), or any other measure for determining operating performance or liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the three months ended June 30, 2022 and 2021, the Company believes it appropriate to exclude stock-based compensation given the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous year.

RECONCILIATION OF NET LOSS

TO ADJUSTED EBITDA

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Net Income (loss)	$8,747	$(155,595)	$(509,081)	$(72,856)
Gain on debt extinguishment	–	–	–	(920,673)
Loss on disposal of fixed asset	456	–	456	–
Interest expense, net	6,848	3,828	19,204	11,702
Income tax provision	6,385	2,184	6,385	1,948
Depreciation and amortization	12,974	10,349	22,427	23,589
EBITDA	35,410	(139,234)	(460,609)	(956,290)

Adjustments:
Stock-based compensation	1,815	1,816	3,630	3,631
Adjusted EBITDA	$37,225	$(137,418)	$(456,979)	$(952,659)

Liquidity and Capital Resources

For the three-month period ended June 30, 2022, the Company reported net earnings of $8,747 and had cash used in operating activities of ($1,024,297) and ended the period with an accumulated deficit of ($129,177,258) and total current assets in excess of current liabilities of $5,546,886. At June 30, 2022, the Company had $4,964,495 of cash and approximately $321,000 of availability on the Credit Facility.

Since inception through June 30, 2022, we have incurred cumulative losses of ($129,177,258) and have never generated enough cash through operations to support our business. The Company has made significant investments in the engineering, development and marketing of its intelligent automation platforms, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to, and continues to contribute to, the ongoing operating losses and use of cash.

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

In addition, on January 7, 2022, the Company closed on the VDA Transaction (see Note A under Item 1 – Financial Statements), resulting in additional working capital of $5,000,000.

Loans under PPP

For a discussion of the PPP Loans the Company received under the Paycheck Protection Program, see Note G under Item 1 – Financial Statements.

Working Capital

Working capital (current assets in excess of current liabilities) from operations decreased by ($117,915) during the three months ended June 30, 2022 from working capital of $5,814,089, at March 31, 2022 to a working capital of $5,696,174 at June 30, 2022.

Revolving Credit Facility

For a discussion of the terms of the Heritage Bank Loan Agreement and the Credit Facility, see Note G under Item 1 – Financial Statements.

The outstanding balance on the Credit Facility was $628,412 and $403,089 at June 30, 2022 and December 31, 2021 respectively and the remaining available borrowing capacity was approximately $321,000 and $460,000, respectively. As of June 30, 2022, the Company was in compliance with all financial covenants.

Cash Flow Analysis

Cash used in operations was ($2,539,506) and ($752,779), during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, our primary capital needs included costs incurred to increase energy management sales, inventory procurement and managing current liabilities. The working capital changes during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were primarily a result of increases in Account Receivable balances of ($623,000), inventory balances of ($852,000), a decrease in Accounts Payable balances of ($998,000), partially offset by a reduction in prepaid balances of $389,000. Accounts receivable balances fluctuate based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable balances fluctuate with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements.

Acquisition or Disposition of Property and Equipment

The Company does not anticipate significant purchases of property or equipment during the next twelve months.

Item 3. Quantitative and qualitative disclosures about market risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer each evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 and 15d-15 were not effective as of June 30, 2022 as a result of the material weaknesses discussed below.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements as of and for the year ended December 31, 2021, included in the Annual Report on Form 10-K, were fairly stated in accordance with U.S. GAAP. Notwithstanding the identified material weaknesses, our management has concluded that the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 and the unaudited condensed consolidated financial statements included in this quarterly filing fairly represent, in all material respects, our financial position, results of operations, cash flows, and changes in stockholders’ equity as of and for the periods presented in accordance with U.S. GAAP.

The Company is not required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly, such an attestation has not been obtained or included in the Annual Report on Form 10-K for the year ended December 31, 2021.

Changes in Internal Controls

Other than the material weaknesses discussed above, during the quarter ended June 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unrestricted sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit Number	Description Of Document
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Piercarlo Gramaglia
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
32.1	Certification of Piercarlo Gramaglia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telkonet, Inc. Registrant

Date: August 15, 2022	By:	/s/ Piercarlo Gramaglia
Piercarlo Gramaglia Chief Executive Officer (principal executive officer)

Date: August 15, 2022	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

