Form 10-Q
period 2022-09-30
TELKONET INC
filed 2022-11-14
CIK 1094084

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 28, 2022, was 299,212,282.

TELKONET, INC.

FORM 10-Q

September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TELKONET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,721,024	$2,361,059
Accounts receivable, net	1,939,676	1,010,554
Inventories, net	1,408,442	825,559
Contract assets	27,579	266,014
Prepaid expenses	316,754	735,092
Total current assets	7,413,475	5,198,278

Property and equipment, net	137,879	84,201

Other assets:
Deposits	4,595	7,595
Operating lease right of use assets	474,831	570,512
Total other assets	479,426	578,107

Total Assets	$8,030,780	$5,860,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$628,604	$1,865,535
Accrued liabilities	898,538	718,721
Line of credit	–	403,089
Contract liabilities - current	940,056	800,965
Lease Liabilities - current	153,276	195,176
Income taxes payable	3,599	5,431
Total current liabilities	2,624,073	3,988,917

Long-term liabilities:
Lease liabilities	391,680	459,668
Contract liabilities - long term	79,301	140,265
Accrued royalties - long-term	255,000	360,000
Total long-term liabilities	725,981	959,933
Total liabilities	3,350,054	4,948,850

Stockholders’ Equity
Preferred Stock Series A, par value $.001 per share; 215 shares designated, 181 shares outstanding at September 30, 2022 and 185 outstanding at December 31, 2021, preference in liquidation of $1,837,198 and $1,822,450 as of September 30, 2022 and December 31, 2021, respectively.	1,310,765	1,340,566
Preferred Stock Series B, par value $.001 per share; 567 shares designated, 52 shares outstanding at September 30, 2022 and December 31, 2021, preference in liquidation of $513,179 and $497,605 as of September 30, 2022 and December 31, 2021 respectively.	362,059	362,059
Common Stock, par value $.001 per share; 475,000,000 shares authorized; 299,212,282 and 136,311,335 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	299,212	136,311
Additional paid-in-capital	132,583,520	127,740,976
Accumulated deficit	(129,874,830)	(128,668,176)
Total stockholders’ equity	4,680,726	911,736

Total Liabilities and Stockholders’ Equity	$8,030,780	$5,860,586

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Revenues, net:
Product Revenue	$1,828,954	$1,290,389	$5,570,775	$4,071,159
Recurring Revenue	188,380	163,679	535,634	532,607
Total Net Revenues	2,017,334	1,454,068	6,106,409	4,603,766

Cost of Sales:
Product COGS	1,371,312	851,873	3,049,048	2,164,586
Recurring COGS	32,952	13,646	94,027	36,868
Total Cost of Sales	1,404,264	865,519	3,143,075	2,201,454

Gross Profit	613,070	588,549	2,963,334	2,402,312

Operating Expenses:
Research and development	272,144	268,917	798,913	876,778
Selling, general and administrative	1,026,023	1,200,569	3,310,127	3,362,761
Depreciation and amortization	8,702	10,346	31,129	33,935
Total Operating Expenses	1,306,869	1,479,832	4,140,169	4,273,474

Operating Profit / (Loss)	(693,799)	(891,283)	(1,176,835)	(1,871,162)

Other Income / (Expenses):
Gain / (Loss) on Debt Extinguishment	–	916,107	–	1,836,780
Gain / (Loss) on Fixed Assets Disposal	(70)	–	(526)	–
Interest expense, net	(2,735)	(7,584)	(21,940)	(19,286)
Total Other Income / (Expenses):	(2,805)	908,523	(22,466)	1,817,494

Income (Loss) before Provision for Income Taxes	(696,604)	17,240	(1,199,301)	(53,668)

Income Tax Provision /(Benefit)	968	–	7,353	1,948
Net Income (Loss)	$(697,572)	$17,240	$(1,206,654)	$(55,616)

Net Income (Loss) per Common Share:
Basic – net income (loss) attributable to common stockholders	$0.00	0.00	0.00	0.00
Diluted – net income (loss) attributable to common stockholders	$0.00	0.00	0.00	0.00

Weighted Average Common Shares Outstanding – basic	299,212,282	136,311,335	295,592,261	136,311,335
Weighted Average Common Shares Outstanding – diluted	299,212,282	136,311,335	295,592,261	136,311,335

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

JANUARY 1, 2021 THROUGH SEPTEMBER 30, 2021

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at January 1, 2021	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,733,714	$(128,255,391)	$1,317,259

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net loss attributable to common stockholders	–	–	–	–	–	–	–	82,739	82,739

Balance at Mar 31, 2021	185	1,340,566	52	362,059	136,311,335	136,311	127,735,529	(128,172,652)	1,401,813

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,816	–	1,816

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(155,595)	(155,595)

Balance at June 30, 2021	185	1,340,566	52	362,059	136,311,335	136,311	127,737,345	(128,328,247)	1,248,034

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net loss attributable to common stockholders	–	–	–	–	–	–	–	17,240	17,240

Balance at September 30, 2021	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,739,160	$(128,311,007)	$1,267,089

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

JANUARY 1, 2022 THROUGH SEPTEMBER 30, 2022

	Series A Preferred Stock	Series A Preferred Stock	Series B Preferred Stock	Series B Preferred Stock	Common Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at January 1, 2022	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,740,976	$(128,668,176)	$911,736

Stock and warrants issued in VDA Transaction	–	–	–	–	162,900,947	162,901	4,837,099	–	5,000,000

Shares cancelled per severance agreement	(4)	(29,801)	–	–	–	–	–	–	(29,801)

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(517,828)	(517,828)

Balance at March 31, 2022	181	1,310,765	52	362,059	299,212,282	299,212	132,579,890	(129,186,004)	5,365,922

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net profit attributable to common stockholders	–	–	–	–	–	–	–	8,746	8,746

Balance at June 30, 2022	181	1,310,765	52	362,059	299,212,282	299,212	132,581,705	(129,177,258)	5,376,483

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	1,815	–	1,815

Net profit attributable to common stockholders	–	–	–	–	–	–	–	(697,572)	(697,572)

Balance at September 30, 2022	181	$1,310,765	52	$362,059	299,212,282	$299,212	$132,583,520	$(129,874,830)	$4,680,726

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,206,654)	$(55,616)

Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense related to employee stock options	5,445	5,446
Depreciation and amortization	31,129	33,935
Loss / (gain) on fixed asset disposal	526	–
Noncash operating lease expense (ROU)	95,681	172,161
Gain on debt extinguishment	–	(1,836,780)

Changes in operating assets and liabilities:
Accounts receivable, net	(929,122)	6,758
Inventories, net	(582,883)	533,648
Prepaid expenses	418,338	(474,370)
Deposits	3,000	–
Accounts payable	(1,236,931)	84,733
Accrued royalties - long-term	(105,000)	(105,000)
Accrued liabilities	179,817	235,124
Contract liabilities	78,127	232,825
Contract assets	238,435	(76,772)
Operating lease liabilities	(109,888)	(180,134)
Accrued income tax payable	(1,832)	7,509
Income taxes receivable	–	105,745
Net Cash Used In Operating Activities	(3,121,812)	(1,310,788)

Cash Flows From Investing Activities:
Payments for Property & Equipment	(86,633)	–
Proceeds from sale of fixed assets	1,300	–
Net Cash Used in Investing Activities	(85,333)	–

Cash Flows From Financing Activities:
Proceeds from Note Payable	–	913,063
Proceeds from stock and warrants issued in VDA Transaction	5,000,000	–
Repurchase of employee-owned Class A shares	(29,801)	–
Proceeds from line of credit	4,434,152	5,357,000
Payments on line of credit	(4,837,241)	(5,357,996)
Net Cash Provided By Financing Activities	4,567,110	912,067

Net increase/(decrease) in cash and cash equivalents	1,359,965	(398,721)
Cash and cash equivalents at the beginning of the period	2,361,059	3,011,811
Cash and cash equivalents at the end of the period	$3,721,024	$2,613,090

	Nine Months Ended
	September 30
Supplemental Disclosures of Cash Flow Information:	2022	2021
Cash transactions:
Cash paid during the period for interest	$21,940	$18,643

See accompanying notes to the unaudited condensed consolidated financial statements

TELKONET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2021 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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

On August 6, 2021, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with VDA Group S.p.A., an Italian joint stock company (“VDA”), pursuant to which VDA would, at the Closing (as defined in the Purchase Agreement), contribute $5 million to Telkonet (the “Financing”) and, in exchange, Telkonet would issue to VDA (the “Issuance”): (i) 162,900,947 shares of the Company’s common stock; and (ii) a warrant to purchase 105,380,666 additional shares of the Company’s common stock (the “Warrant”) (the Issuance and the Financing referred to collectively herein as the “VDA Transaction”). The Closing occurred on January 7, 2022.

Following the issuance of 162,900,947 shares of the Company’s common stock to VDA upon the Closing, VDA owns 53% of the issued and outstanding common stock on a fully diluted as exercised/converted basis, resulting in a change of control of the Company. VDA could eventually own as much as 65% of the issued and outstanding common stock on a fully diluted as exercised/converted basis if it fully exercises the Warrant.

The Company has elected not to apply pushdown accounting adjustments to the Company’s financial statements related to the change in control as allowed by Accounting Standards Update No. 2014-17.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates significant estimates used in preparing its consolidated financial statements including those related to revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, recovery of long-lived assets, income tax provisions and related valuation allowance, stock-based compensation, and contingencies. The Company bases its estimates on historical experience, underlying run rates and various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates. The following critical judgments, assumptions, and estimates used in the preparation of the consolidated financial statements are summarized below. Please refer to our most recent Form 10-K filed with the SEC for a more in-depth analysis of such policies.

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

The Company will also enter into certain customer contracts that encompass product and installation services, referred to as “turnkey” solutions. These contracts ultimately provide the customer with a solution that enhances the functionality of the customer’s existing equipment. For this reason, the Company has determined that the product and installation services are not separately identifiable performance obligations, but in essence represent one, combined performance obligation.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $0 and $2,751 in advertising costs during the three months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, the Company incurred $3,402 and $5,725 in advertising costs, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for the three months ended September 30, 2022 and 2021 were $272,144 and $268,917, respectively. Total expenditures on research and product development for the nine months ended September 30, 2022 and 2021 were $798,913 and $876,778, respectively.

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

Product warranties for the nine months ended September 30, 2022 and the year ended December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Beginning balance	$46,650	$45,328
Warranty claims incurred	(5,296)	(16,075)
Provision charged (credited) to expense	(770)	17,397
Ending balance	$40,584	$46,650

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

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings per Share.” Basic net income (loss) per common share is computed using the weighted average shares outstanding. Diluted net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the three months ended September 30, 2022, there were 105,380,666 and 2,626,847 warrants and options outstanding, respectively. Comparable amounts for September 30, 2021 were 250,000 and 3,349,793 warrants and options outstanding, respectively. These amounts are not included in dilutive income (loss) per share as the impact would be anti-dilutive.

Net income / (loss) attributable to common shareholders:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Net Income / (Loss)	$(697,572)	$17,240	$(1,206,654)	$(55,616)
Less cumulative dividends earned on Preferred stock	(23,505)	(23,505)	(69,743)	(69,743)
Net loss attributable to common shareholders	$(721,077)	$(6,265)	$(1,276,397)	$(125,359)

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Weighted average common shares outstanding - basic	$299,212,282	$136,311,335	$295,592,261	$136,311,335
Dilutive effect of stock options	–	–	–	–
Weighted average common shares outstanding - diluted	$299,212,282	$136,311,335	$295,592,261	$136,311,335

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

Impact of COVID-19 Pandemic

The Company’s operations and financial results continue to be negatively impacted by the COVID-19 pandemic and its successive variants. Depending on the length and severity of the COVID-19 pandemic, the demand for our products, our customers’ ability to meet payment obligations to the Company, our supply chain and production capabilities, and our workforce’s ability to deliver our products and services could well be impacted. Management continues to monitor the impact of the global situation on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. We expect this disruption to continue to have a material adverse impact on our results of operations, financial condition, cash flows, and liquidity.

Capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that the COVID-19 pandemic could cause a local, national and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the economy as a whole, but it is presently unknown whether and to what extent further fiscal actions will continue. The magnitude and overall effectiveness of these actions remain uncertain.

The hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any since the onset of the pandemic. While the industry is trending toward recovery, the situation remains fragile. The effects of supply-chain issues, inflation, labor shortages, and subsequent rising wages, all present some level of pandemic uncertainty for the foreseeable future. STR and Tourism Economics expect leisure travel to pace the recovery while commercial demand, the dominant segment, will remain significantly below pre-pandemic levels until there is a significant increase in the quantity of large group events, as well as the return of business travel 1. Despite STR and Tourism Economics’ upgraded recovery timeline for domestic hospitality’s revenue per available room (RevPAR), when adjusted for inflation, RevPAR will still likely remain below 2019 levels until at least 2024. Though topline continues to improve, labor will be the biggest challenge for hoteliers’ profitability moving forward 2.

________________________

1 O’Conner, Stefani C. “Industry’s recovery heats up-slowly.” Hotelbusiness.com January 2022:8A

2 Fox, Jena Tesse “STR, TE expect full U.S. RevPAR recovery to occur in 2022.” Hotelbusiness.com July 2022:11

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

NOTE C – REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended September 30, 2022.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product Revenue	$1,441,286	$319,115	$98	$68,455	$0	$1,828,954
Recurring Revenue	165,540	22,840	0	0	0	188,380
	$1,606,826	$341,955	$98	$68,455	$0	$2,017,334
% of Total	80%	17%	0%	3%	0%	100%

The following table presents the Company’s product and recurring revenues disaggregated by industry for the nine months ended September 30, 2022.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product Revenue	$3,921,615	$1,233,998	$73,552	$341,247	$363	$5,570,775
Recurring Revenue	460,037	75,597	0	0	0	535,634
	$4,381,652	$1,309,595	$73,552	$341,247	$363	$6,106,409
% of Total	72%	21%	1%	6%	0%	100%

The following table presents the Company’s product and recurring revenues disaggregated by industry for the three months ended September 30, 2021.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product Revenue	$1,195,394	$39,577	$33,728	$21,690	$0	$1,290,389
Recurring Revenue	96,211	67,468	–	–	–	163,679
	$1,291,605	$107,045	$33,728	$21,690	$0	$1,454,068
% of Total	89%	8%	2%	1%	0%	100%

The following table presents the Company’s product and recurring revenues disaggregated by industry for the nine months ended September 30, 2021.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product Revenue	$3,463,056	$123,975	$290,936	$144,997	$48,195	$4,071,159
Recurring Revenue	408,604	97,542	26,461	0	0	532,607
	$3,871,660	$221,517	$317,397	$144,997	$48,195	$4,603,766
% of Total	84%	5%	7%	3%	1%	100%

Sales taxes and other usage-based taxes are excluded from revenues.

Remaining performance obligations

As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $0.7 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months.

Contract assets and liabilities

	September 30, 2022	December 31, 2021
Contract assets	$27,579	$266,014
Contract liabilities - current	940,056	800,965

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billings occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Condensed Consolidated Balance Sheet.

Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. The change in the contract liability balance during the three-month period ended September 30, 2022 is the result of cash payments received and billing in advance of satisfying performance obligations.

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

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Accounts receivable	$2,001,844	$1,016,117
Allowance for doubtful account	(62,168)	(5,563)
Accounts receivable, net	$1,939,676	$1,010,554

NOTE E – INVENTORIES

Components of inventories as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Product purchased for resale	$1,551,676	$1,269,056
Inventory - In Transit	235,000	–
Inventory - Obsolescence Reserve	(378,234)	(443,497)
Inventory, net	$1,408,442	$825,559

NOTE F – CURRENT ACCRUED LIABILITIES

Current accrued liabilities at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Accrued payroll and payroll taxes	$244,255	$242,131
Accrued inventory in transit	157,263	–
Accrued professional fees	118,453	136,584
Accrued sales taxes, penalties and interest	35,087	16,634
Product warranties	40,584	46,650
Other accrued liabilities	302,896	276,722
Total current accrued liabilities	$898,538	$718,721

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

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 9.25% on September 30, 2022 and 6.25% on December 31, 2021. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant had an exercise price of $0.20 and expired October 9, 2021. On November 6, 2019, the Company entered into an eleventh amendment to the Heritage Bank Loan Agreement to extend the revolving maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant. The Eleventh Amendment was effective as of September 30, 2019.

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

On December 13, 2021, the Company entered into a thirteenth amendment to the Heritage Bank Loan Agreement (the “Thirteenth Amendment”) to extend the revolving maturity date to March 31, 2022, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement. In addition, the Thirteenth Amendment reduced the credit extension amount to $1,000,000 and reduced unrestricted cash maintained in the Company’s accounts at Heritage Bank to be at least $1,000,000, rather than $2,000,000.

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

The outstanding balance on the Credit Facility was $0 and $403,089 at September 30, 2022 and December 31, 2021 respectively, and the remaining available borrowing capacity was approximately $1,000,000 and $460,000, respectively. As of September 30, 2022, the Company was in compliance with all financial covenants.

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

The total amount forgiven in 2021 for principal and accrued interest under the PPP Loans was $1,836,780 and is shown as a gain on debt extinguishment.

NOTE H – CAPITAL STOCK

Series A

The Company has designated 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A is convertible, at the option of the holder thereof, at any time, into shares of the Company’s common stock at a conversion price of $0.363 per share. On November 16, 2009, the Company sold 215 shares of Series A with attached warrants to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share. The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares. In prior years, 30 of the preferred shares issued on November 16, 2009 were converted to shares of the Company’s common stock. In a prior year, the redemption feature available to the Series A holders expired. On March 31, 2022, four Series A shares were repurchased per the terms of a separation agreement with Jason L. Tienor, former President and Chief Executive Officer.

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

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of September 30, 2022, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $513,179, which includes cumulative accrued unpaid dividends of $253,179, and second, Series A with a preference value of $1,837,198, which includes cumulative accrued unpaid dividends of $932,198.

NOTE I – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company maintains an equity incentive plan (the “2020 Plan”). The 2020 Plan was established in 2020 as an incentive plan for officers, employees, non-employee directors, prospective employees and other key persons. The 2020 Plan replaced the 2010 Amended and Restated Stock Option and Incentive Plan, as amended (the “2010 Plan”), which expired on November 17, 2020. The 2020 Plan is administered by the Board of Directors or the Compensation Committee, which is comprised of not less than two non-employee directors who are independent. A total of 10,000,000 shares of stock were reserved and available for issuance under the 2020 Plan. The exercise price per share for the stock covered by a stock option granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. The term of each stock option shall be fixed by the administrator, but no stock option shall be exercisable more than ten years after the date the stock option is granted. As of September 30, 2022, there were approximately 10,000,000 shares remaining for issuance under the 2020 Plan.

It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a better alignment of their interests with those of the Company and its stockholders.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the 2010 Plan as of September 30, 2022. No options have been issued under the 2020 Plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.01-$0.15	2,000,000	2.38	$0.14	2,000,000	$0.14
$.16-$0.20	626,847	0.98	$0.18	626,847	$0.18
	2,626,847	2.05	$0.16	2,626,847	$0.16

Transactions involving stock options issued to employees are summarized as follows:

	2022			2021
	Number of Shares	Weighted Average Exercise Price	Value	Number of Shares	Weighted Average Exercise Price	Value
Balance Jan 1	3,349,793	$0.16	$535,967	3,349,793	$0.16	$535,967
Granted	–	–	–	–	–	–
Cancelled, Expired	(26,241)	0.17	(4,461)	–	–	–
Exercised	–	–	–	–	–	–
Balance March 31	3,323,552	0.16	531,506	3,349,793	0.16	535,967
Granted	–	–	–	–	–	–
Cancelled, Expired	(541,149)	0.16	(86,584)	–	–	–
Exercised	–	–	–	–	–	–
Balance June 30	2,782,403	0.16	444,922	3,349,793	0.16	535,967
Granted	–	–	–	–	–	–
Cancelled, Expired	(155,556)	0.18	(28,000)	–	–	–
Exercised	–	–	–	–	–	–
Balance Sep 30	2,626,847	$0.16	$416,922	3,349,793	$0.16	$535,967

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

During the quarter and nine months ended September 30, 2022 no options were granted or exercised and during the quarter and nine months ended September 30, 2021, no options were granted, exercised, cancelled or expired.

Total stock-based compensation expense for the quarter ended September 30, 2022 and 2021 was $1,815 and $1,815 respectively. Total stock-based compensation expense for the nine months ended September 30, 2022 and 2021 was $5,445 and $5,446 respectively.

Warrants

The following table summarizes the changes in warrants outstanding.

	Number of Shares	Weighted Average Price / Share
Outstanding at January 1, 2021	250,000	$0.16
Granted	–	–
Exercised	–	–
Cancelled or Expired	(250,000)	0.16
Outstanding at December 31, 2021	–	$–
Granted	105,380,666	0.06
Exercised	–	–
Cancelled or Expired	–	–
Outstanding at March 31, 2022	105,380,666	$0.06
Granted	–	–
Exercised	–	–
Cancelled or Expired	–	–
Outstanding at June 30, 2022	105,380,666	$0.06
Granted	–	–
Exercised	–	–
Cancelled or Expired	–	–
Outstanding at September 30, 2022	105,380,666	$0.06

NOTE J – STOCK ISSUANCE TO NON-EMPLOYEE DIRECTORS

During the quarters ended September 30, 2022 and 2021, the Company issued no common stock to its non-employee directors. During the nine months ended September 30, 2022 and 2021, the Company issued common stock valued at $0 and $18,000 to its non-employee directors.

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

The components of lease expense for the three and nine months ended September 30 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Operating lease cost - fixed	$49,947	$57,387	$146,236	$172,161
Variable lease cost	25,933	30,213	88,952	91,688
Total operating lease cost	$75,880	$87,600	$235,188	$263,849

Other information related to leases as of September 30 is as follows:

	September 30, 2022	December 31, 2021
Operating lease liability - current	$153,276	$195,176
Operating lease liability - long term	391,680	459,668
Operating cash flows from operating leases	109,888	242,305

Weighted-average remaining lease term of operating leases	3.2 years	4.1 years
Weighted-average discount rate of operating leases	8.5%	8.5%

Future annual minimum operating lease payments as of September 30, 2022 were as follows:

2022 (excluding the months already reported upon)	$47,771
2023	193,169
2024	172,424
2025	158,510
2026	53,185
2027 and thereafter	–
Total minimum lease payments	625,059
Less imputed interest	(80,103)
Total	$544,956

Rental expenses charged to operations for the 3 months ended September 30, 2022 and 2021 were $75,880 and $87,600, respectively. Rental expenses charged to operations for the 9 months ended September 30, 2022 and 2021 were $235,188, and $263,849, respectively.

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for protection of the Company’s proprietary information.

Under the terms of a Consulting Agreement dated January 7, 2022, Piercarlo Gramaglia will serve as Chief Executive Officer of the Company for a term of eighteen (18) months, unless earlier terminated pursuant to the terms of the Consulting Agreement. In exchange for his service as Chief Executive Officer, the Company will pay Mr. Gramaglia an annual fee of $30,000 and will pay his reasonable expenses associated with the performance of his duties as Chief Executive Officer.

John M. Srouji, Chief Sales & Operations Officer, is employed pursuant to an employment agreement with us effective August 16, 2022 and expiring on May 31, 2026. The term of the employment agreement will automatically renew for an additional twelve months. Mr. Srouji will receive a base salary of $300,000 per year and bonuses and benefits based on the Company's internal policies and on participation in the Company's incentive and benefit plans. Mr. Srouji will have a guaranteed 2022 bonus of $25,000 with the potential of an additional $20,000 should the Company achieve specified targets.

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

The minimum payments required under the License Agreement have been accrued for on the Company’s Condensed Consolidated Balance Sheets in accordance with GAAP, which specifies that when a liability is probable and the amount can be reasonably estimated, said liability should be recorded in the current reporting period. Per the License Agreement, the contractual minimum payments began on January 1, 2022 and continue until December 31, 2024, thus satisfying both criteria of probable and reasonably estimable. Accordingly, a long-term liability was recorded representing the sum of those contractual minimums. As of September 2022, the Company had a current liability of approximately $196,724, which $56,724 is included in accounts payable and $140,000 in other accrued liabilities (See Note F – Current Accrued Liabilities for further breakdown of accrued liabilities), along with a non-current liability of $255,000 included in accrued royalties – long-term recorded on its Condensed Consolidated Balance Sheets.

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

Sales Tax

The following table sets forth the change in the sales tax accrual as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Beginning balance	$16,634	$31,396
Sales tax collected	122,460	85,589
Provisions (reversals)	8,231	(7,685)
Payments	(112,238)	(92,666)
Ending balance	$35,087	$16,634

NOTE L – BUSINESS CONCENTRATION

For the nine months ended September 30, 2022, two customers, each representing over 15% of total net revenues, accounted for approximately 36% of total net revenues. For the nine months ended September 30, 2021, one customer accounted for approximately 21% of total net revenues.

As of September 30, 2022, one customer accounted for approximately 30% of the Company’s net accounts receivable. As of December 31, 2021, there were five customers, each representing over 10% of the Company’s net accounts receivable, accounting for 64% of the Company’s net accounts receivable.

For the nine months ended September 30, 2022, purchases from two suppliers, accounted for approximately 95% of total purchases.

The amount due to one supplier, net of deposits paid, was approximately $46,000 and $134,000 as of September 30, 2022 and December 31, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto for the three or nine months ended September 30, 2022, as applicable, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2021, filed with the US. Securities and Exchange Commission (the “SEC”) on March 31, 2022.

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for the remainder of 2022 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.  Factors that could cause or contribute to such differences include those risks as described in the Company’s filings with the SEC, including the current reports on Form 8-K, which factors are incorporated herein by reference. The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

Business

The Company, formed in 1999 and incorporated under the laws of the state of Utah, is the creator of the EcoSmart and the Rhapsody Platforms of intelligent automation solutions designed to optimize energy efficiency, comfort and analytics in support of the emerging Internet of Things (“IoT”). The platforms are deployed primarily in the hospitality, educational, governmental and other commercial markets, and is specified by engineers, HVAC professionals, building owners, and building operators. We currently operate in a single reportable business segment.

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

Critical Accounting Policies and Estimates and New Accounting Pronouncements

Please refer to Notes A & B under Item 1 – Financial Statements.

Revenues

The table below outlines product versus recurring revenues for comparable periods:

	Three Months Ended
	September 30, 2022		September 30, 2021		Variance

Product	$1,828,954	91%	$1,290,389	89%	$538,565	42%
Recurring	188,380	9%	163,679	11%	24,701	15%
Total	$2,017,334	100%	$1,454,068	100%	$563,265	39%

	Nine Months Ended
	September 30, 2022		September 30, 2021			Variance

Product	$5,570,775	91%	$4,071,159	88%		$1,499,616	37%
Recurring	535,634	9%	532,607	12%		3,027	1%
Total	$6,106,409	100%	$4,603,766	100%	4	1,502,643	33%

Product Revenue

Product revenue principally arises from the sale and installation of energy management platforms. The suite of products consists of thermostats, sensors, controllers, wireless networking products, switches, outlets and a control platform.

For the three months ended September 30, 2022, product revenues increased 42% or $0.54 million when compared to the prior year. Hospitality revenues increased 21% to $1.44 million, educational revenues increased 706% to $0.32 million and governmental revenues increased 216% to $0.07 million, while MDU revenues decreased 100% to $0.00 million and healthcare revenues were unchanged at $0.00 million. Product revenues derived from channel partners increased 55% to $1.43 million compared to the prior year period. The increase was primarily driven by increased volumes from three existing customers in the hospitality market, partially offset by a decrease in volume from one existing customer. International revenues increased 228% to $0.22 million. The increase in international revenues was primarily driven by increased volumes from one existing customer in the hospitality market.

For the nine months ended September 30, 2022, product revenues increased 37% or $1.50 million when compared to the prior year.

Hospitality revenues increased 13% to $3.92 million, governmental revenues increased 135% to $0.34 million and educational revenues increased 895% to $1.23 million, while MDU revenues decreased 75% to $0.07 million and healthcare revenues decreased 100% to $0.00 million. Product revenues derived from channel partners increased 32% to $4.26 million compared to the prior year period. The increase was primarily driven by increased volumes from two existing customers in the hospitality and educational markets, partially offset by volume decreases from one existing customer. International revenues increased 6% to $0.49 million when compared to the prior year period. The increase in international revenues was not primarily driven by any specific customer.

Backlogs were approximately $3.3 million and $3.1 million at September 30, 2022 and 2021, respectively.

Recurring Revenue

Recurring revenue consists of Telkonet’s service and support programs for its energy management platforms. The Company recognizes revenue ratably over the service period for monthly support revenues and defers revenue for annual support services over the term of the service period.

For the three and nine months ended September 30, 2022, recurring revenue increased by 15% and 1%, respectively, when compared to the prior year periods. The increase was related to increased unit sales of call center support services.

Cost of Sales

The table below outlines product versus recurring cost of sales, along with respective amounts of those costs as a percentage of revenue for the comparable periods:

	Three Months Ended
	September 30, 2022		September 30, 2021		Variance

Product	$1,371,312	75%	$851,873	66%	$519,439	61%
Recurring	32,952	17%	13,646	8%	19,306	141%
Total	$1,404,264	70%	$865,519	60%	$538,745	62%

	Nine Months Ended
	September 30, 2022		September 30, 2021		Variance

Product	$3,049,048	55%	$2,164,586	53%	$884,462	41%
Recurring	94,027	18%	36,868	7%	57,159	155%
Total	$3,143,075	51%	$2,201,454	48%	$941,621	43%

Costs of Product Revenue

Costs of product revenue include materials and installation labor related to Telkonet’s platform technologies. For the three and nine months ended September 30, 2022, product costs increased 61% and 41%, respectively, compared to the prior year period.

The quarterly variance was primarily attributable to increases in material costs of $0.31 million resulting from increased product revenues, logistical expenses of $0.04 million, inclusive of import tariffs and a purchase price variance of $0.19 million, resulting from global chip shortages, supply chain challenges and inflationary pressures. Material costs as a percentage of product revenues were 75%, an increase of 9%, compared to the prior year period.

The quarterly variance was primarily attributable to increases in material costs of $0.31 million resulting from increased product revenues, logistical expenses of $0.04 million, inclusive of import tariffs and a purchase price variance of $0.19 million, resulting from global chip shortages, supply chain challenges and inflationary pressures. Material costs as a percentage of product revenues were 75%, an increase of 9%, compared to the prior year period.

For the nine month comparison, the variance was primarily attributable to increases in material costs of $0.54 million resulting from increased product revenues, logistical expenses of $0.13 million, a purchase price variance of $0.23 million, resulting from global chip shortages, supply chain challenges and inflationary pressures, and the use of installation subcontractors of $0.19 million, partially offset by decrease in inventory adjustments of $0.26 million. Material costs as a percentage of product revenues were 55%, an increase of 2%, compared to the prior year period.

Costs of Recurring Revenue

Recurring revenue costs are comprised primarily of call center support labor. For both the three and nine months ended September 30, 2022, recurring revenue costs increased by 141% and 155%, respectively, when compared to the prior year period. The variance was primarily due to increases in call center staffing.

Gross Profit

The table below outlines product versus recurring gross profit, along with respective actual gross profit percentages for the comparable periods:

	Three Months Ended
	September 30, 2022		September 30, 2021		Variance

Product	$457,642	25%	$438,516	34%	$19,126	4%
Recurring	155,428	83%	150,033	92%	5,395	4%
Total	$613,070	30%	$588,549	40%	$24,521	4%

	Nine Months Ended
	September 30, 2022		September 30, 2021		Variance

Product	$2,521,727	45%	$1,906,573	47%	$615,154	32%
Recurring	441,607	82%	495,739	93%	(54,132	-11%
Total	$2,963,334	49%	$2,402,312	52%	$561,022	23%

Gross Profit on Product Revenue

Gross profit on product revenue is influenced by pricing, revenue volume and the composition of those revenues.

Gross profit on product revenue for the three months ended September 30, 2022 increased 4% or $0.02 million when compared to the prior year period. The increase in gross profit was primarily attributable to an increase in revenues of $0.54 million and a decrease in the use of installation subcontractors of $0.06 million, partially offset by increases in logistical expenses of $0.04 million, inclusive of import tariffs and a purchase price variance of $0.19 million, resulting from global chip shortages, supply chain challenges and inflationary pressures. For the three months ended September 30, 2022, the actual gross profit percentage decreased by 9 points to 25% compared to the prior year period. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 5% on the actual gross profit percentage for the three months ended September 30, 2022, compared to approximately 8% for the prior year period. Tariffs will fluctuate based upon volume of goods imported, which is contingent upon expected inventory supply and demand.

Gross profit on product revenue for the nine months ended September 30, 2022 increased 32% or $0.61 million when compared to the prior year period. The increase in gross profit was primarily attributable to an increase in revenues of $1.50 million and a decrease in inventory adjustments of $0.26 million, partially offset by increases in material costs of $0.54 million resulting from increased product revenues, logistical expenses of $0.13 million, a purchase price variance of $0.23 million, resulting from global chip shortages, supply chain challenges and inflationary pressures and the use of installation subcontractors of $0.19 million. For the nine months ended September 30, 2022, the actual gross profit percentage decreased by 2 points to 45% compared to the prior year period. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 4% on the actual gross profit percentage for the nine months ended September 30, 2022 and September 30, 2021.

Gross Profit on Recurring Revenue

Gross profit on recurring revenue for the three and nine months ended September 30, 2022 increased by 4% and decreased by 11% respectively, when compared to the prior year period. Variances were primarily due to fluctuating unit sales of call center support services and increases in call center staffing.

Operating Expenses

The tables below outline operating expenses for the comparable periods, along with percentage change:

Three Months Ended
September 30, 2022	September 30, 2021	Variance
$1,306,869	$1,479,832	$(172,963)	-12%

Nine Months Ended
September 30, 2022	September 30, 2021	Variance
$4,140,169	$4,273,474	$(133,305)	-3%

The Company’s operating expenses are comprised of research and development, selling, general and administrative expenses and depreciation and amortization expense. During the three and nine months ended September 30, 2022, operating expenses decreased by 12% and 3%, respectively, when compared to the prior year period for the reasons discussed below.

Research and Development

Three Months Ended
September 30, 2022	September 30, 2021	Variance
$272,144	$268,917	$3,227	1%

Nine Months Ended
September 30, 2022	September 30, 2021	Variance
$798,913	$876,778	$(77,865)	-9%

Research and development costs are related to both present and future product development and integration and are expensed in the period incurred. During the three and nine months ended September 30, 2022, research and development costs increased 1% and decreased 9%, respectively, when compared to the prior year periods. For the three month comparison, the variance is not primarily driven by any specific expense. For the nine month comparison, the variance is primarily attributable to decreases in payroll of $0.09 million.

Selling, General and Administrative Expenses

Three Months Ended
September 30, 2022	September 30, 2021	Variance
$1,026,023	$1,200,569	(174,546)	-15%

Nine Months Ended
September 30, 2022	September 30, 2021	Variance
$3,310,127	$3,362,761	(52,634)	-2%

During the three and nine months ended September 30, 2022, selling, general and administrative expenses decreased 15% and 2%, respectively, over the prior year periods.

For the three month comparison, the variance is primarily attributable to decreases in a trade show expenses of $0.09 million and legal fees of $0.20 million, partially offset by increases in payroll taxes of $0.10 million. The payroll tax increase was primarily the result of a non-recurring Employee Retention Credit (“ERC”) in 2021, allowed under the CARES Act, which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic.

For the nine month comparison, the variance is primarily attributable to decreases in legal fees of $0.48 million, audit fees of $0.10 million and consulting fees of $0.06 million, partially offset by increases in payroll taxes of $0.42 million, recruiting fees of $0.10 million and staffing, payroll of $0.08 million. The payroll tax increase was primarily the result of a non-recurring Employee Retention Credit (“ERC”) in 2021, allowed under the CARES Act, which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic.

Operating Income (Loss)

During the three and nine months ended September 30, 2022, the Company had operating losses of $0.69 million and $1.18 million, respectively, compared to operating losses of $0.89 million and $1.87 million, respectively, during the prior year periods.

The three month operating loss improvement is primarily due to the increase in gross profit and reduction in SG&A expenses. The nine month operating loss improvement is again primarily due to the increase in gross profit and a reduction in operating expenses as discussed above.

Net Income (Loss)

During the three and nine months ended September 30, 2022, the Company had net losses of $0.70 million and $1.21 million, respectively, compared to net income of $0.02 million and a net loss of $0.06 million, respectively during the prior year periods.

The three month decrease in net income is primarily due to a $0.92 million non-cash gain on debt extinguishment in connection with the full forgiveness of the second PPP Loan in the prior year period, partially offset by an increase in gross profit and reduction in operating expenses.

The nine month increase in net losses is primarily due to a $1.84 million non-cash gain on debt extinguishment in connection with the full forgiveness of the First and Second PPP Loans in the prior year period, partially offset by an increase in gross profit and reduction in operating expenses.

Non-GAAP Financial Measures

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and stock-based compensation can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), operating income (loss), or any other measure for determining operating performance or liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the three months ended September 30, 2022 and 2021, the Company believes it appropriate to exclude stock-based compensation given the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to the previous year.

RECONCILIATION OF NET LOSS

TO ADJUSTED EBITDA

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021

Net Income (loss)	$(697,572)	$17,240	$(1,206,654)	$(55,616)
Gain on debt extinguishment	–	(916,107)	–	(1,836,780)
Gain / (Loss on sale of asset	70	–	526	–
Interest expense, net	2,735	7,584	21,940	19,286
Income tax provision	968	–	7,353	1,948
Depreciation and amortization	8,702	10,346	31,129	33,935
EBITDA	(685,097)	(880,937)	(1,145,706)	(1,837,227)

Adjustments:
Stock-based compensation	1,815	1,815	5,445	5,446
Adjusted EBITDA	$(683,282)	$(879,122)	$(1,140,261)	$(1,831,781)

Liquidity and Capital Resources

For the three-month period ended September 30, 2022, the Company reported a net loss of ($697,572), had cash used in operating activities of ($3,121,812) and ended the period with an accumulated deficit of ($129,874,830) and total current assets in excess of current liabilities of $4,789,402. At September 30, 2022, the Company had $3,721,024 of cash and $1,000,000 of availability on the Credit Facility.

Since inception through September 30, 2022, we have incurred cumulative losses of ($129,874,830) and have never generated enough cash through operations to support our business. The Company has made significant investments in the engineering, development and marketing of its intelligent automation platforms, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to, and continues to contribute to, the ongoing operating losses and use of cash.

The Company took, and continues to take, a number of actions to preserve cash. These actions included suspending the use of engineering consultants, cancelling all non-essential travel, not filling certain vacancies and for certain periods, furloughing certain employees and pay cuts for certain other employees and suspension of the Company’s 401(k) match. Receipt of PPP monies helped the company reinstate some of expense reductions made.

In addition, on January 7, 2022, the Company closed on the VDA Transaction (see Note A under Item 1 – Financial Statements), resulting in additional working capital of $5,000,000.

Loans under PPP

For a discussion of the PPP Loans the Company received under the Paycheck Protection Program, see Note G under Item 1 – Financial Statements.

Working Capital

Working capital (current assets in excess of current liabilities) from operations decreased by ($757,483) during the three months ended September 30, 2022 from working capital of $5,546,885 at June 30, 2022 to a working capital of $4,789,402 at September 30, 2022.

Revolving Credit Facility

For a discussion of the terms of the Heritage Bank Loan Agreement and the Credit Facility, see Note G under Item 1 – Financial Statements.

The outstanding balance on the Credit Facility was $0 and $403,089 at September 30, 2022 and December 31, 2021, respectively, and the remaining available borrowing capacity was approximately $1,000,000 and $460,000, respectively. As of September 30, 2022, the Company was in compliance with all financial covenants.

Cash Flow Analysis

Cash used in operations was ($3,121,812) and ($1,310,788), during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, our primary capital needs included costs incurred to increase energy management sales, inventory procurement and managing current liabilities. The working capital changes during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were primarily a result of increases in Account Receivable balances of ($929,000), inventory balances of ($583,000), a decrease in Accounts Payable balances of ($1,237,000), partially offset by a reduction in prepaid balances of $418,000. Accounts receivable balances fluctuate based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable balances fluctuate with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer each evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 and 15d-15 were not effective as of September 30, 2022 as a result of the material weaknesses discussed below.

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

Changes in Internal Controls

Other than the material weaknesses discussed above, during the quarter ended September 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Telkonet, Inc. Registrant

Date: November 14, 2022	By:	/s/ Piercarlo Gramaglia
Piercarlo Gramaglia Chief Executive Officer (principal executive officer)

Date: November 14, 2022	By:	/s/ Richard E. Mushrush
Richard E. Mushrush Chief Financial Officer (principal financial officer)

