Form 10-K
period 2022-12-31
TELKONET INC
filed 2023-03-31
CIK 1094084

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐Yes  ☒ No

Aggregate market value of the voting and non-voting common equity stock held by non-affiliates (based upon the closing sale price of $0.05 per share on the OTCBB) of the registrant as of June 30, 2022: $11,968,491

Number of outstanding shares of the registrant’s par value $0.001 common stock as of March 24, 2023: 299,212,282.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2023 annual meeting of stockholders, to be filed within 120 days of December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company has elected not to apply pushdown accounting adjustments to the Company’s financial statements related to the change in control as allowed by Accounting Standards Update No. 2017-17.

Form 8-K was filed on March 29, 2023, announcing the Company’s intention to voluntarily deregister its common stock from the requirements of Sections 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and suspend its reporting obligations under Section 15(d) of the Exchange Act. Telkonet intends to file a Form 15 to effect the deregistration and suspension with the U.S. Securities and Exchange Commission (the “SEC”) shortly after Telkonet’s filing of its Form 10-K for the fiscal year ending December 31, 2022, to be filed on or before March 31, 2023 (the “2022 10-K”). The filing of the 2022 10-K will be Telkonet’s final periodic SEC filing. For more details, please see Note P SUBSEQUENT EVENTS.

Recent Developments

Impact of COVID-19 Pandemic

We believe that the COVID-19 pandemic has had, and any lingering effects of the pandemic may continue to have, an adverse effect on many of our customers and suppliers, which has had an adverse effect on our results of operations and may affect our future results of operations.

We cannot predict the extent to which any lingering effects of the COVID-19 pandemic may affect our future business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of outbreaks of COVID-19, the effects of new variants, the actions taken by governments and private businesses in relation to COVID-19 containment, the availability, deployment and efficacy of vaccines, and the transition from COVID-19 being a pandemic to an endemic illness.

In geographies where we, our customers and our suppliers operate, health concerns and political or governmental developments in response to COVID-19 have resulted in, and could in the future result in, economic, social or labor instability or prolonged contractions in the industries in which our customers operate, slowdowns in our sales process, customers not purchasing at all or at reduced volumes, customers failing to make payments, slowdowns in our product development efforts, or other effects that may have a material adverse effect on our business or our results of operations and financial condition.

Recently, the effects of the pandemic have been most severe in China, where we employ several members of our product development team. Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all.

The hospitality industry, our largest market that generally accounts for a majority of our revenue, has suffered as much as any since the onset of the pandemic. While the industry is trending toward recovery, the situation remains fragile. The effects of supply-chain issues, inflation, rising interest rates labor shortages, and subsequent rising wages, all present some level of pandemic uncertainty for the foreseeable future. STR and Tourism Economics reports that the U.S. hotel industry achieved revenue per available room (RevPAR) in 2022 that was above 2019 levels on a nominal basis, but would not be fully recovered (when adjusted for inflation) until 20251.

Preservation of Liquidity and Expense Management

The Company is focused on preserving liquidity, managing expenses, and targeted sales and new product growth. The Company has taken, and is continuing to take, a number of actions to preserve cash. These actions include decreasing the use of engineering consultants, exploring cheaper alternatives for our facility leases, cancelling all non-essential travel and limiting the Company’s attendance at trade shows (implemented prior to applicable government stay-at-home orders being put in place). In early April of 2020, management made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match through the end of 2020. With the receipt of a loan under the Paycheck Protection Program (“PPP”) (discussed below), the Company was able to bring back the furloughed employees, restore payroll to prior levels and delay suspension of the 401(k) match. However, the pandemic continued to impact the Company’s operations and financial results, and consequently, in late June of 2020 management once again made the decision to furlough certain employees, instituted pay cuts for certain other employees and suspended the Company’s 401(k) match. The furloughs and pay cuts continued through September 2020, at which time management determined it was necessary to discontinue the furloughs and pay cuts in order to retain necessary personnel for the Company’s ongoing operations. The Company’s 401(k) match was reinstated in January 2023.

In addition to the actions noted above, on April 21, 2020, the Company entered into an unsecured promissory note, dated April 17, 2020, with Heritage Bank for a $913,063 loan under the PPP (“the First PPP Loan”). In January 2021, the Company applied for forgiveness of the amount due on the First PPP Loan. On February 16, 2021, the outstanding principal and interest accrued of $7,610 on the First PPP Loan was fully forgiven.

__________________

1 “STR, TE make modest upgrade to first U.S. hotel forecast of 2023”, STR and Tourism Economics 23 January 2023

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

Markets & Products

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

EcoSmart Platform

Telkonet’s EcoSmart Platform is comprised of four primary pillars:

•	EcoSmart Product Suite: The suite of intelligent hardware products designed and developed to provide monitoring, management and reporting over individual and grouped energy consumption throughout building environments. Products include thermostats, sensors, switches, and outlets.

•	EcoCentral: The cloud-based dashboard that provides visualization and remote management of Telkonet’s monitoring, reporting and analytics through deployed EcoSmart and integrated products. EcoCentral is the intelligence behind the EcoSmart Platform.

•	EcoCare: Telkonet’s professional support and maintenance services including engineering, analytics, reporting, software and hardware updates, extended warranty, project and relationship management and onsite support.

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

Controlling energy consumption can make a significant impact on a building’s bottom line, as HVAC costs represent a substantial portion of a facility’s overall utility bill. Hospitality is a key market for Telkonet. U.S. hotels spend an average of $2,196 per room on energy costs each year. HVAC and lighting account for approximately 45% of hotel energy usage2. Telkonet approaches the opportunity to reduce consumed energy by adding intelligence to a property’s HVAC and lighting systems.

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

_____________________

2 Lodging Staff, ‘Here’s Where Hotels Spend the Most on Energy’, Lodging Magazine.com, 2018,

https://lodgingmagazine.com/where-hotels-spend-most-energy/

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

Rhapsody Platform

Telkonet launched a new platform in 2020 named Rhapsody. Although the Rhapsody Platform shares many similarities with the EcoSmart Platform, it extends beyond some EcoSmart capabilities with native support for our new devices that use WIFI and BLE for configuration and setup. It also provides a more modern architecture to allow for enhanced scalability of real time IoT data. For example, data reporting is instantaneous with the Rhapsody Platform because it is based on data change instead of 15-minute interval reporting like the EcoSmart Platform.  The main components that make up the Rhapsody Platform are:

•	Rhapsody Dashboard: The cloud-based portal that provides remote management, monitoring and reporting capabilities of supported hardware.

•	Rhapsody Mobile: The app that assists with the installation and configuration of all supported hardware. It also provides remote control capabilities for residential customers

•	API: The collection of interfaces available for third party data and command access to products running on the Rhapsody Platform. These interfaces include BACnet and Rest API options.

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

EcoSmart and Rhapsody are energy management platforms that deliver optimal, individual room energy savings without compromising occupant comfort, due to a proprietary technology named “Recovery Time.”

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

Industry and Market Overview

A significant amount of the energy consumed by commercial buildings in the United States is used to cool, heat, or light the buildings.3 In an effort to remain competitive and manage expenses, governments, building owners, building tenants, and companies in general are looking for ways to become more efficient both fiscally and environmentally. The American Council for an Energy Efficient Economy reported that the cost of saving one unit of energy through energy efficiency is one-fifth (1/5) the cost required to generate that same unit of energy. As a result, we feel that the growth opportunities in the energy management market are in their infancy.

_______________________

3 https://www.eia.gov/energyexplained/use-of-energy/commercial-buildings.php

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

Educational Industry

Telkonet approaches the education industry with strategic relationships with enterprise energy service companies (“ESCOs”) throughout the USA. Telkonet partners with ESCOs to include our energy management platforms for deployment within residence halls on university campuses. The ESCOs bundle our technology with other facility improvement measures designed to reduce operating costs across the entire campus, bundling solutions with acceptable ROI and which meet state mandated guidelines. ESCOs also structure self-funding financial transactions called “Performance Contracts” in which the savings are greater than the repayment costs, typically guaranteeing the financial and operational performance in this type of engagement. This type of approach can remove any capital expense barriers and improve adoption.

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

Governmental Industry

The Department of Defense (“DOD”) is the single largest energy consumer in the United States federal government – accounting for more than 76% of the entire federal government’s energy expenditures during FY2017.4 Thus, we view this market as strategically significant to Telkonet’s interests.

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

__________________

4 https://fas.org/sgp/crs/natsec/R45832.pdf

Healthcare Industry

Healthcare organizations currently spend over $6.5 billion on energy each year, a cost which continues to rise in an effort to meet patient needs5. This is viewed as an emerging market for energy management systems. Although hospitals have many specific regulatory mandates, Telkonet has been working closely with operators and developers of healthcare support facilities, like medical office buildings, assisted living and other similar facilities, to integrate our energy management initiatives into efficiency opportunities supported by state and federal energy programs. For example, hospital energy managers can use energy efficiency strategies to offset high costs caused by growing plug loads and rising energy prices. A typical 200,000-square-foot, 50-bed hospital in the U.S. annually spends $680,000, or roughly $13,611 per bed on electricity and natural gas. By increasing energy efficiency, hospitals can improve the bottom line and free up funds to invest in new technologies and improve patient care.

These facilities offer a commercial environment similar to the hospitality or educational housing markets, and the increasing aging population and assisted living markets present attractive potential for energy efficiency. This market is expected to grow rapidly over the next several years due to its energy savings capabilities and an aging population.

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

______________________

5 https://www.energystar.gov/ia/partners/publications/pubdocs/Healthcare.pdf

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

Inventory

We are dependent on a limited number of vendors to provide certain inventory and components. We’ve not experienced significant problems or issues purchasing any essential materials, parts or components, but have experienced gross profit pressure as a result of price increases and the impact of tariffs (discussed below). We contract the majority of our inventory with ATR Manufacturing, based in China, which provides substantially all the manufacturing requirements for Telkonet’s energy management platforms. For the year ended December 31, 2022, 81% of our total purchases were from ATR Manufacturing.

Customers

We are neither limited to, nor reliant upon, a single or narrowly segmented customer base to derive our revenues. Our current focus includes the hospitality, educational, governmental, healthcare, and MDU markets, as well as expanding into the consumer market specifically through our resale channel as part of our long term strategic growth.

For the year ended December 31, 2022, two customers represented approximately 20% and 17% of total net revenues, respectively. For the year ended December 31, 2021, one customer represented approximately 18% of total net revenues.

Intellectual Property

Telkonet has acquired certain intellectual properties, including but not limited to patent US-10564660-B2 granted 2/18/20 on the water heater energy management controller and a provisional patent US-20200022243-A1 granted 20/1/16 on the lighting dimmer module and method of calibration. While we view these patents as valuable, we do not view any single patent as material to the Company as a whole.

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

As of December 31, 2022, the Company had a current liability of approximately $200,000, of which $60,000 is included in accounts payable and $140,000 in other accrued liabilities (See Note F – Current Accrued Liabilities for further breakdown of accrued liabilities), along with a non-current liability of $220,000 included in accrued royalties – long-term recorded on its Consolidated Balance Sheet. The corresponding expense was recorded in 2020 in the selling, general and administrative line of the Consolidated Statements of Operations. The payment of the royalty fees is expected to have a material and adverse impact on the Company’s results of operations and liquidity. See Note M – Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 15 of Part IV of this Annual Report on Form 10-K for a discussion of the patent infringement lawsuit and the License Agreement.

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

Research & Development

During the years ended December 31, 2022 and 2021, the Company spent $1,070,473 and $1,129,957, respectively, on research and development activities. Telkonet continues to invest in research & development to maintain and grow our competitive differentiation and customer value.

Key initiatives for 2023 include:

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

Additional Information

Employees

As of December 31, 2022, we had 29 full-time employees and 1 part-time employee.

Environmental Matters

We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

Available information

Our internet address is: https://telkonet.com/.

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

Since inception through December 31, 2022, we have incurred cumulative losses of $129,953,413 and have never generated enough funds through operations to support our business. For the year ended December 31, 2022, the Company had a cash flow deficit from operations of $3,598,322. The Company has made significant investments in the engineering, development and marketing of its intelligent automation platforms, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to, and continues to contribute to, the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, capacity under the Company’s $1 million revolving credit facility with Heritage Bank of Commerce (“Heritage Bank”), the sale of a wholly-owned subsidiary, and management of working capital levels.

We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate strategic transactions.

We are currently authorized to issue 475,000,000 shares of common stock under our Amended Restated and Articles of Incorporation. As of March 24, 2023, we have issued 299,212,282 shares of common stock and have approximately 107,907,513 shares of common stock committed for issuance giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock.

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTCQB that are also reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and must be current in their reports under Section 13 of the Exchange Act in order to maintain price quotation privileges on the OTCQB. If we fail to remain current on our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Risks Related to Our Business and Operations

The Company’s operations, financial results, and liquidity have been materially and adversely impacted by the COVID-19 pandemic.

We believe that the COVID-19 pandemic has had, and any lingering effects of the pandemic may continue to have, an adverse effect on many of our customers and suppliers, which has had an adverse effect on our results of operations and may affect our future results of operations.

We cannot predict the extent to which any lingering effects of the COVID-19 pandemic may affect our future business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of outbreaks of COVID-19, the effects of new variants, the actions taken by governments and private businesses in relation to COVID-19 containment, the availability, deployment and efficacy of vaccines, and the transition from COVID-19 being a pandemic to an endemic illness.

In geographies where we, our customers and our suppliers operate, health concerns and political or governmental developments in response to COVID-19 have resulted in, and could in the future result in, economic, social or labor instability or prolonged contractions in the industries in which our customers operate, slowdowns in our sales process, customers not purchasing at all or at reduced volumes, customers failing to make payments, slowdowns in our product development efforts, or other effects that may have a material adverse effect on our business or our results of operations and financial condition.

Recently, the effects of the pandemic have been most severe in China, where we employ several members of our product development team. Because our platform is offered as a subscription-based service, the effect of the pandemic may not be fully reflected in our operating results until future periods, if at all.

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

During 2018, the United States Federal Government imposed significant tariffs on imports from numerous countries, including China. Subsequent to this, the Office of the United States Trade Representative (“USTR”) announced an initial proposed list of imports from China that could be subject to additional tariffs. The list of imports for which Customs and Border Protection began collecting additional duties during July 2018 focuses on the industrial sector. The Company’s main supplier, accounting for approximately 81% of total purchases in 2022, is located in China. The products that the Company purchases from the supplier are subject to up to 25% tariffs. As a result of the tariffs, our cost of sales has increased.

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

We depend on a limited number of third party suppliers to provide the components and the equipment required to deliver our solutions, with purchases from one supplier comprising approximately 81% of total purchases for the year ended December 31, 2022. If these providers fail to perform their obligations under our agreements with them or we are unable to renew these agreements, we may be forced to suspend the sale and deployment of our products and services and enrollment of new customers, which would have an adverse effect on our business, prospects, financial condition and operating results.

We are subject to risks related to Inflation.

The general rate of inflation has increased in conjunction with overall imbalances in supply and demand recoveries from the COVID-19 pandemic. Some of the underlying factors impacting inflation may include, but are not limited to, global supply chain disruptions, shipping bottlenecks, labor market constraints, and side effects from monetary and fiscal expansions. Inflationary pressures are expected to continue in 2023. If these inflationary pressures persist or worsen, and commodity prices continue to remain at attractive levels that stimulate increased industry activity, we may face shortages of service providers, equipment, and materials. Such shortages could result in increased competition which may lead to further increases in costs.

High inflation could continue to adversely impact us. Although inflation appears to be declining, during 2021 and 2022, our operations were impacted by the highest domestic inflation rates in decades. If inflation rates remain elevated, our operations will likely continue to be impacted. Potential impacts of high inflation include (i) lower revenue if inflationary pressures cause customers to defer, decrease or cancel their expenditures on our products and services, (ii) lower margins if we cannot offset the higher cost of our labor and supplies by raising our prices or reducing our other expenses, (iii) higher interest costs to the extent inflation places upwards pressure on prevailing interest rates and (iv) as noted above, potential difficulties retaining personnel if we do not match the salary increase expectations of our workforce.

We are in a period of increasing inflation and economic uncertainty. The economy is facing inflationary pressures which has resulted in a few challenges for our business, most notably in the form of a tight labor market where job candidates have considerable bargaining power which has driven wages up. Additionally, we are experiencing higher labor and benefit related costs to retain our existing personnel. We believe we will continue to see significant pressure in our labor and benefit related costs which impacts both our gross margins and net income. We also continue to monitor for weakened demand in our software and related consulting business segment due to significant customer concentration. Increased inflation could place pressure on our customers' timing of approval for consulting projects to move forward. Currently, it is difficult to estimate the financial impact to our software and related consulting revenue, if any. We actively market our sustainability solutions and services to new types of customers. We believe the growing awareness of environmental, social and governance ("ESG") matters creates a key opportunity for us because we have the expertise and technology needed to help companies achieve ESG objectives within the food supply chain.

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

Delays in product development and introduction could result in:

•	loss of or delay in revenue and loss of market share;

•	negative publicity and damage to our reputation and the reputation of our product offerings; and

•	a decline in the average selling price of our products.

We may incur substantial damages due to Patent Infringement litigation.

We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. If it were determined that our products infringe the intellectual property rights of another, we could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Additionally, if it were determined that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially re-engineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms or at all, or to re-engineer our products successfully. Similar to the Sipco Lawsuit and License Agreement discussed earlier, any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

We have identified material weaknesses in our internal controls as of December 31, 2022 that, if not properly remediated, could result in material misstatements in our financial statements.

Based on an evaluation of our disclosure of internal controls and procedures as of December 31, 2022, our management has concluded that, as of such date, there were material weaknesses in our internal control over financial reporting related to a lack of segregation of duties due to the limited size of the Company’s accounting department, a failure to implement adequate internal control over financial reporting including in our IT general control environment and the need for a stronger internal control environment particularly around accounting for inventory. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected in a timely manner. As disclosed in Item 9A of Part II of this report, because of the material weaknesses identified by the Company, our consolidated financial statements may contain material misstatements that would require restatement of the Company’s financial results in this report. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. At present, the Company does not expect to hire additional personnel to remediate these control deficiencies in the near future.

Until and if these material weaknesses in our internal control over financial reporting are remediated, there is a reasonable possibility that material misstatements of our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner. Material misstatements in our financial statements could result in litigation or regulatory enforcement actions, which would require additional financial and management resources; loss of investor confidence; and delays in filing required financial disclosures, one or more of which could have a material adverse effect on our business and financial condition. The Company believes the consolidated financial statements as of December 31, 2022 and 2021 are free of material misstatements.

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

We sell our products to customers that have in the past, and may, in the future, experience financial difficulties. If our customers experience financial difficulties, we could have difficulty recovering amounts owed to us from these customers. While we perform credit evaluations and adjust credit limits based upon each customer’s payment history and credit worthiness, such programs may not be effective in reducing our exposure to credit risk. We evaluate the collectability of accounts receivable, and based on this evaluation make adjustments to the allowance for doubtful accounts for expected losses. Actual bad debt write-offs may differ from our estimates, which may have a material adverse effect on our financial condition, operating results and cash flows.

Our suppliers may also experience financial difficulties, which could result in our having difficulty sourcing the materials and components we use in producing our products and providing our services. This risk is increased given we depend on a limited number of third party suppliers to provide the components and the equipment required to deliver our solutions, with purchases from one supplier comprising approximately 81% of total purchases for the year ended December 31, 2022. If we encounter such difficulties, we may not be able to produce our products for our customers in a timely fashion which could have an adverse effect on our results of operations, financial condition and cash flows.

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

As long as the price of our common stock remains at less than $5 per share, we will be subject to so-called “penny stock rules” which could decrease our stock’s market liquidity. The Securities and Exchange Commission (“SEC”) has adopted regulations which define a “penny stock” to include any equity security that has a market price of less than $5 per share or an exercise price of less than $5 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery to and execution by the retail customer of a written declaration of suitability relating to the penny stock, which must include disclosure of the commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Finally, the broker/dealer must send monthly statements disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Those requirements could adversely affect the market liquidity of our common stock. There can be no assurance that the price of our common stock will rise above $5 per share so as to avoid these regulations.

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

As of December 31, 2022, we had outstanding employee options to purchase a total of 2,526,847 shares of common stock at exercise prices ranging from $0.14 to $0.19 per share, with a weighted average exercise price of $0.15. As of December 31, 2022, there was a warrant outstanding for 105,380,666 shares in favor of VDA, which was part of their purchase consideration in January 2022. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon such exercise could be dilutive to existing stockholders and could adversely affect the market price of our common stock.

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

In November 2021, the Company entered into a lease agreement for 425 square feet of commercial office space in Gaithersburg, Maryland. Originally expiring on November 30, 2022, the lease expiry date was extended to November 30, 2023 on September 12, 2022.

ITEM 3.  LEGAL PROCEEDINGS.

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

The minimum payments required under the License Agreement have been accrued for on the Company’s Condensed Consolidated Balance Sheets in accordance with GAAP, which specifies that when a liability is probable and the amount can be reasonably estimated, said liability should be recorded in the current reporting period. Per the License Agreement, the contractual minimum payments began on January 1, 2022 and continue until December 31, 2024, thus satisfying both criteria of probable and reasonably estimable. Accordingly, a long-term liability was recorded representing the sum of those contractual minimums. As of December 2022, the Company had a current liability of approximately $200,000, which $60,000 is included in accounts payable and $140,000 in other accrued liabilities (See Note F – Current Accrued Liabilities for further breakdown of accrued liabilities), along with a non-current liability of $220,000 included in accrued royalties – long-term recorded on its Condensed Consolidated Balance Sheets.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTCQB under the symbol “TKOI.” The OTCQB is not a stock exchange and any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Record Holders

As of March 1, 2023, we had 274 holders of record of our common stock and 299,212,282 shares of our common stock issued and outstanding.

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

ITEM 6.  [RESERVED]

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

A typical turnkey project involves the installation and integration of 200-300 rooms in a customer-controlled facility and takes approximately sixty days to complete. Since control over goods and services transfers to a customer once a room is installed, the Company recognizes revenue for turnkey solutions over time. The Company uses an outputs measure based on the number of rooms installed to recognize revenues from turnkey solutions.

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

Contract liabilities include monthly support service fees, customer deposits, and billings in advance of revenue recognition. The long term portion of these liability balances represent the amount of revenues that will be recognized after December 31, 2023.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims. The amount of the liability is based on the trend in the historical ratio of claims to sales. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. During each of the years ended December 31, 2022 and 2021, the Company experienced approximately between 1% and 3% of returns related to product warranties. As of December 31, 2022 and 2021, the Company recorded warranty liabilities in the amount of $13,663 and $46,650, respectively, using this experience factor range.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10. Under this method, deferred income taxes (when required) are provided based on the difference between the financial reporting and income tax bases of assets and liabilities, and net operating losses at the statutory rates enacted for future periods, expected when the differences reverse. The Company has a policy of establishing a valuation allowance when it is more likely than not that the Company will not realize the benefits of its deferred income tax assets in the future.

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

Recovery of Long -Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed their fair value.

Sales Tax

Unless provided with a resale or tax exemption certificate, the Company assesses and collects sales tax on sales transactions and records the amount as a liability. It is recognized as a liability until remitted to the applicable state. Total revenues do not include sales tax as the Company is considered a pass through conduit for collecting and remitting sales taxes.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The Company’s operations and financial results have been impacted by the COVID-19 pandemic. Further, significant uncertainty remains regarding the full impact of the COVID-19 pandemic – both in terms of the health and economic aspects – and the timing of any recovery in markets such as hospitality, our largest market that generally accounts for a majority of our revenue.

Revenues

The table below outlines our product versus recurring revenues from operations for comparable periods:

	Twelve Months Ended
	December 31, 2022		December 31, 2021		Variance

Product	$7,793,740	92%	$5,542,404	88%	$2,251,336	41%
Recurring	654,279	8%	731,995	12%	(77,716)	-11%
Total	$8,448,019	100%	$6,274,399	100%	$2,173,620	35%

Product Revenue

Product revenue principally arises from the sale and installation of energy management platforms. The suite of products consists of thermostats, sensors, controllers, wireless networking products, switches, outlets and a control platform.

For the year ended December 31, 2022, product revenues increased by 41% or $2.25 million when compared to the prior year. Hospitality revenues increased 12% to $5.29 million, government revenues increased 412% to $0.99 million, education revenues increased 411% to $1.43 million while MDU revenues decreased 73% to $0.08 million and healthcare revenues decreased 100% to $0.00 million. Product revenues derived from value-added resellers and distribution partners were $6.41 million for the year ended December 31, 2022, an increase of 41% compared to the prior year period. For the year ended December 31, 2022, international revenues increased 18% to $0.77 million when compared to the prior year period. The increase in international revenues was primarily driven by volumes from one existing customer.

Backlogs were approximately $3.00 million and $2.39 million at December 31, 2022 and 2021, respectively.

Recurring Revenue

Recurring revenue is attributed to our call center support services. The Company recognizes revenue ratably over the service period for monthly support revenues and defers revenue for annual support services over the term of the service period. Recurring revenue consists of Telkonet’s EcoCare service and support program.

For the year ended December 31, 2022, recurring revenue decreased by 11% or $0.08 million when compared to the prior year period. The decrease was related to decreased unit sales of call center support services.

Cost of Sales

The tables below outline product versus recurring cost of sales, along with respective amounts of those costs as a percentage of revenue for the comparable periods:

	Twelve Months Ended
	December 31, 2022		December 31, 2021		Variance

Product	$4,112,166	53%	$2,978,886	54%	$1,133,279	38%
Recurring	132,983	20%	52,774	7%	80,209	152%
Total	$4,245,149	50%	$3,031,660	48%	$1,213,488	40%

Costs of Product Revenue

Costs of product revenue include materials and installation labor related to Telkonet’s platform technology. For the year ended December 31, 2022, product costs increased 38% compared to the prior year period based upon greater revenues. The variance was primarily attributable to increases in material costs of $1.08 million, logistical expenses of $0.16 million, inclusive of import tariffs and the use of installation subcontractors of $0.16 million, offset by decreases in inventory adjustments of $0.36 million. Material costs as a percentage of product revenues were 40%, an increase of 4%, compared to the prior year period.

Costs of Recurring Revenue

Recurring revenue costs are comprised primarily of call center support labor. For the year ended December 31, 2022, recurring revenue costs increased by 152% when compared to the prior year period. The variance was primarily due to increases in call center staffing.

Gross Profit

The tables below outline product versus recurring gross profit, along with respective actual gross profit percentages for the comparable periods:

	Twelve Months Ended
	December 31, 2022		December 31, 2021		Variance

Product	$3,681,574	47%	$2,563,518	46%	$1,118,057	44%
Recurring	521,296	80%	679,221	93%	(157,926)	-23%
Total	$4,202,870	50%	$3,242,739	52%	$960,131	30%

Gross Profit on Product Revenue

Gross profit on product revenue is influenced by pricing, revenue volume and the composition of those revenues.

Gross profit for the year ended December 31, 2022 increased 44% or $1.12 million when compared to the prior year period. The increase in gross profit was primarily attributable to an increase in revenues of $2.25 million and a decrease in inventory adjustments of $0.22 million, partially offset by increases in material costs of $1.08 million resulting from increased product revenues, logistical expenses of $0.16 million and the use of installation subcontractors of $0.16 million. Material costs as a percentage of product revenues were 40%, an increase of 4%, compared to the prior year period. For the year ended December 31, 2022, the actual gross profit percentage increased by 3% to 47% compared to the prior year period. Tariffs imposed on Chinese imports resulted in an adverse impact of approximately 4% on the actual gross profit percentage for the year ended December 31, 2022, which was unchanged compared to the year ended December 31, 2021.

Gross Profit on Recurring Revenue

Gross profit for the year ended December 31, 2022 decreased 23% when compared to the prior year period. The decrease was primarily due to increases in call center staffing as well as a decline in revenues.

Operating Expenses

The tables below outline operating expenses for the comparable periods, along with percentage change:

The Company’s operating expenses are comprised of research and development, selling, general and administrative expenses and depreciation and amortization expense. During the year ended December 31, 2022, operating expenses decreased by less than 1% when compared to the prior year as outlined below.

	Twelve Months Ended
	December 31, 2022	December 31, 2021	Variance
R&D	$5,449,003	$5,463,348	$(14,345)	0%

Research and Development

	Twelve Months Ended
	December 31, 2022	December 31, 2021	Variance
R&D	$1,070,473	$1,129,957	$(59,484)	-5%

Research and development costs are related to both present and future products and are expensed in the period incurred. Current research and development costs are associated with product development and integration. For the year ended December 31, 2022, research and development costs decreased by 5% when compared to the prior year period. The variance is primarily attributable to decreases in payroll expenses of $0.08 million, partially offset by increases incurred with third-party consultants of $0.03 million.

Selling, General and Administrative Expenses

	Twelve Months Ended
	December 31, 2022	December 31, 2021	Variance
R&D	$4,334,698	$4,289,920	$44,778	1%

For the year ended December 31, 2022, selling, general and administrative expenses increased by 1% compared to the prior year period. The variance is primarily attributable to increases in staffing payroll of $0.20 million and payroll taxes of $0.42 million, partially offset by decreases in legal fees of $0.46 million and third-party consulting fees of $0.12 million. The payroll tax increase was primarily the result of a non-recurring Employee Retention Credit (“ERC”) that reduced payroll taxes by $0.48 million in 2021, allowed under the CARES Act, which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic.

Operating Loss

Operating loss for the year ended December 31, 2022 improved 44% to $1.25 million compared to the prior year of $2.22 million. This improvement is primarily due to an increase in gross profit resulting from an increase in revenues and relatively unchanged operating expenses as discussed above.

Net Loss

For the year ended December 31, 2022, the Company had a net loss of $1.29 million compared to a net loss of $0.41 million during the prior year. This net loss variance is primarily due to $1.84 million of non-cash gains on debt extinguishment in connection with full forgiveness of the PPP Loans in 2021.

Non-GAAP Financial Measures

Management believes that certain non-GAAP financial measures may be useful to investors in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and stock-based compensation can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results. Adjusted EBITDA is not, and should not be considered, an alternative to net income (loss), operating income (loss), or any other measure for determining operating performance or liquidity, as determined under accounting principles generally accepted in the United States (GAAP). In assessing the overall health of its business for the years ended December 31, 2022 and 2021, the Company excluded items in the following general categories described below:

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

RECONCILIATION OF NET LOSS

TO ADJUSTED EBITDA

FOR THE YEARS ENDED DECEMBER 31,

	Year Ended December 31,
	2022	2021

Net Income (loss)	$(1,285,237)	$(412,785)
Gain on debt extinguishment	–	(1,836,780)
Gain / (Loss on sale of asset	526	–
Interest expense, net	23,542	21,067
Income tax provision	15,036	7,889
Depreciation and amortization	43,832	43,471
EBITDA	(1,202,301)	(2,177,138)

Adjustments:
Stock-based compensation	–	7,262
Adjusted EBITDA	$(1,202,301)	$(2,169,876)

Liquidity and Capital Resources

For the year ended December 31, 2022, the Company reported a net loss of $1,285,237 and had cash used in operating activities of $3,598,322, and ended the year with an accumulated deficit of $129,953,413 and total current assets in excess of current liabilities of $4,643,011. At December 31, 2022, the Company had $3,243,594 of cash and $1,000,000 of availability on its Credit Facility. The Credit Facility is a $1,000,000 line of credit, which is subject to a borrowing base calculation based on the Company’s eligible accounts receivable and eligible inventory, each multiplied by an applicable advance rate, with an overall limitation tied to the Company’s eligible accounts receivable as well as financial covenants including a requirement to maintain a minimum unrestricted cash balance of $1,000,000. As of December 31, 2022, we had a total borrowing base of approximately $1,000,000, an outstanding balance of $0, and a cash management services reserve of $0, resulting in the availability of $1,000,000 on the Credit Facility.

Since inception through December 31, 2022, we have incurred cumulative losses of $129,953,413 and have never generated enough cash through operations to support our business. For the year ended December 31, 2022, we had a cash flow deficit from operations of $3,598,322. The Company has made significant investments in the engineering, development and marketing of its intelligent automation platforms, including but not limited to, hardware and software enhancements, support services and applications. The funding for these development efforts has contributed to, and continues to contribute to, the ongoing operating losses and use of cash. Operating losses have been financed by debt and equity transactions, Credit Facility capacity, the sale of a wholly-owned subsidiary, and the management of working capital levels.

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

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 10.50% at December 31, 2022 and 6.25% at December 31, 2021. On November 6, 2019, the eleventh amendment to the Credit Facility was executed to extend the maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant. The eleventh amendment was effective as of September 30, 2019.

On September 30, 2021, the Company entered into a twelfth amendment to the Heritage Bank Loan Agreement to extend the revolving maturity date to December 31, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement. In addition, subject to certain conditions as specified in the twelfth amendment, Heritage Bank consented to the VDA Transaction (as described above under the “Business and Basis of Prese0ntation” section in Note A – Basis of Presentation and Significant Accounting Policies) between the Company and VDA, and acknowledged and agreed that certain events occurring in connection with the Transaction, including the change of control of the Company resulting from the Transaction, do not constitute Events of Default as defined in the Loan Agreement.

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

The outstanding balance on the Credit Facility was $0 and $403,089 at December 31, 2022 and 2021 respectively, and the remaining available borrowing capacity was approximately $1,000,000 and $460,000, respectively. As of December 31, 2022, the Company was in compliance with all financial covenants.

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

Cash Flow from Operations Analysis

Cash used in operating activities of operations was $3,598,322 and $1,699,615 during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, our primary capital needs included costs incurred to increase energy management sales, inventory procurement, and managing current liabilities. The working capital increase of approximately $3,434,000 during the year ended December 31, 2022 was primarily related to a $947,000 increase in accounts receivables, an approximate $720,000 decrease in accounts payables, a $481,000 increase in inventories, an $883,000 increase in cash and cash equivalents and a $403,000 reduction in the line of credit. The working capital changes during the year ended December 31, 2021 were primarily related to an approximate $823,000 increase in accounts payable, a $563,000 decrease in net inventories, a $155,000 net increase in accrued liabilities, which includes an $11,000 decrease for interest forgiven on the PPP Loans, partially offset by an approximate $592,000 increase in prepaid expenses, a $161,000 increase in contract assets, and a $145,000 increase in accounts receivable. Accounts receivable fluctuates based on the negotiated billing terms with customers and collections. We purchase inventory based on forecasts and orders, and when those forecasts and orders change, the amount of inventory may also fluctuate. Accounts payable fluctuates with changes in inventory levels, volume of inventory purchases, and negotiated supplier and vendor terms.

Cash used in investing activities was $88,000 in purchasing capital equipment in 2022, with no such expenditure in 2021.

Cash provided by financing activities was $4,567,110 and $1,048,863 during the years ended December 31, 2022 and 2021, respectively. Proceeds from the $5,000,000 stock and warrants issued to VDA in connection with the VDA Transaction combined with the proceeds borrowed under the Heritage Bank Loan Agreement totaling $4,434,152, were partially offset by cash used for payments on the line of credit of $4,837,241 and repayment of Series B shares of $29,801 during the year ended December 31, 2022. Proceeds from the Second PPP loan were $913,063, proceeds borrowed from the line of credit were $6,764,968 and cash used for payments on the line of credit were $6,629,168 during the year ended December 31, 2021.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer each evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on these evaluations, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 and 15d-15 were not effective as of December 31, 2022 as a result of the material weaknesses discussed below.

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

With the participation of our Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 based on the COSO framework criteria.

Management did not properly design or maintain effective controls over certain aspects of the control environment and monitoring components of COSO. We did not have a sufficient complement of accounting and financial personnel with an appropriate level of knowledge to address technical accounting and financial reporting matters in accordance with GAAP and the Company’s overall financial reporting requirements. We also lack sufficient information technology resources to address our IT general control environment requirements. The failures within the control environment and monitoring components contributed to the following control activity level material weaknesses:

•	Inventories – We did not properly design or maintain effective controls relating to the accuracy and valuation of inventory

•	Information Technology – We did not properly design or maintain effective controls to prevent unauthorized access to certain systems, programs and data, and provide for periodic review and monitoring of access and changes in programs, including review of security logs and analysis of segregation of duties conflicts.

•	Segregation of Duties – We did not maintain adequate segregation of duties within the Company’s business processes, financial applications, and IT systems. Specifically, we did not have appropriate controls in place to adequately assess the segregation of job responsibilities and system user access for initiating, authorizing, and recording transactions.

These control deficiencies could result in a misstatement of account balances resulting in a more than remote likelihood that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above constitute material weaknesses.

As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address deficiencies or modify the remediation efforts. Until the remediation efforts that our senior management may identify as necessary are completed, tested and determined effective, the material weaknesses described above will continue to exist. At present, the Company does not expect to hire additional personnel to remediate these control deficiencies in the near future.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements as of and for the year ended December 31, 2022 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP. Notwithstanding the identified material weaknesses, our management has concluded that the audited financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022 fairly state, in all material respects, our financial position, results of operations, cash flows, and changes in stockholders’ equity as of and for the periods presented in accordance with U.S. GAAP.

Under applicable Securities Law, the Company is not required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly, such an attestation has not been obtained or included in this Annual Report.

Attestation Report of the Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls

Other than the material weaknesses discussed above, during the year ended December 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Pursuant to General Instruction G(3), information on directors and executive officers of the Registrant and corporate governance matters is incorporated by reference from our definitive proxy statement on Schedule 14A in connection with our 2023 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2022 (the “2022 Proxy Statement”).

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

Insider Trading Policy

The Board adopted a written insider trading compliance policy to promote compliance with federal securities laws by directors, officers, employees, contractors and consultants of the Company and its affiliates, as well as any immediate family members sharing the household of any of the foregoing, and any entities controlled by any of the foregoing persons, including corporations, partnerships or trusts. The Company’s insider trading policy is included herein as Exhibit 19.1.

ITEM 11.  EXECUTIVE COMPENSATION.

Pursuant to General Instruction G(3), information on executive compensation is incorporated by reference from the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

The Board, or any committee appointed by the Board to grant awards, grants awards without regard to the share price or the timing of the release of material nonpublic information and does not time grants for the purpose of affecting the value of executive compensation. Accordingly, it is our policy that our management team makes a good faith effort to advise the Board, or any committee appointed by the Board to grant awards, whenever it is aware that material nonpublic information is planned to be released to the public in close proximity to the grant of equity awards.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners and management and related stockholder matters are incorporated by reference from the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information concerning securities authorized for issuance pursuant to equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders as of December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,526,847	(1)	$0.15	10,000,000	(2)
Equity compensation plans not approved by security holders	–		–	–
Total	2,526,847	(1)	$0.15	10,000,000	(2)

(1)	2,526,847 shares of common stock to be issued upon exercise of options and warrants issued under the 2010 Amended and Restated Stock Option and Incentive Plan, as amended.
(2)	10,000,000 shares of common stock available for future issuance under the 2021 Stock Option and Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence is incorporated by reference from the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pursuant to General Instruction G(3), information on principal accounting fees and services is incorporated by reference from the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm, Wipfli LLP

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the Years ended December 31, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for Years ended December 31, 2022 and 2021

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
*10.9

Employment Agreement by and between Telkonet, Inc. and John M. Srouji, dated as of February 1, 2023 (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 000-31972) filed on February 8, 2023).

*10.10

Employment Agreement by and between Telkonet, Inc. and Jeffrey J. Sobieski, dated as of February 1, 2023 (incorporated by reference from Exhibit 10.2 to our Form 8-K (File No. 000-31972) filed on February 8, 2023).

*10.11

Employment Agreement by and between Telkonet, Inc. and Richard E. Mushrush, dated as of February 1, 2023 (incorporated by reference from Exhibit 10.3 to our Form 8-K (File No. 000-31972) filed on February 8, 2023).

*10.12(a)	2010 Amended and Restated Stock Option and Incentive Plan (amended and restated effective as of November 17, 2016, incorporated by reference from Exhibit 10.27 to our Form 10-K (File No. 001-31972) filed April 3, 2017)

*10.12(b)	Amendment to Telkonet, Inc. 2010 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.2 to our Form 10-Q (File No. 001-31972) filed on May 15, 2020)
*10.12(c)	2023 Long Term Cash Incentive Plan & Retention Bonus Agreement (incorporated by reference from Exhibits 10.1 to 10.3 to our Form 8-K (File No. 000-31972) filed February 3, 2023)
10.13	Loan and Security Agreement, dated September 30, 2014, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed October 2, 2014)
10.14	First Amendment to Loan and Security Agreement, dated February 17, 2016, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed February 23, 2016)
10.15	Second Amendment to Loan and Security Agreement, dated October 27, 2016, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed October 28, 2016)
10.16	Third Amended to Loan and Security Agreement, dated January 25, 2017, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.16 to our Form 10-K (File No. 001-31972) filed March 30, 2020)
10.17	Fourth Amended to Loan and Security Agreement, dated March 29, 2017, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.17 to our Form 10-K (File No. 001-31972) filed March 30, 2020)
10.18	Fifth Amended to Loan and Security Agreement, dated August 29, 2017, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.18 to our Form 10-K (File No. 001-31972) filed March 30, 2020)
10.19	Sixth Amendment to Loan and Security Agreement, dated October 23, 2017, by and between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed October 26, 2017)
10.20	Seventh Amendment to Loan and Security Agreement entered into as of February 2, 2018, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 10-Q (File No. 001-31972) filed November 14, 2018)
10.21	Eighth Amendment to Loan and Security Agreement entered into as of April 5, 2018, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.2 to our Form 10-Q (File No. 001-31972) filed November 14, 2018)
10.22	Ninth Amendment to Loan and Security Agreement entered into as of November 7, 2018, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference to our Form 10-Q (File No. 001-31972) filed November 14, 2018)
10.23	Tenth Amendment to Loan and Security Agreement entered into as of February 12, 2019, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed February 14, 2019)
10.24	Eleventh Amendment to Loan and Security Agreement entered into as of November 6, 2019, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed November 7, 2019)
10.25	Paycheck Protection Program Promissory Note, dated April 17, 2020, between Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed April 27, 2020)
10.26	Telkonet, Inc. 2020 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed on June 2, 2020)
**10.27	Wireless Network Patent License Agreement, dated effective November 30, 2020, by and between Telkonet, Inc., SIPCO, LLC, and IPCO, LLC dba IntusTM (incorporated by reference from Exhibit 10.1 to our Form 8-K/A (File No. 001-31972) filed February 19, 2021)
10.28	Form of Common Stock Purchase Warrant (incorporated by reference to our Form 8-K (File No. 001-31972) filed August 10, 2021)
10.29	Form of Voting Agreement (incorporated by reference to our Form 8-K (File No. 001-31972) filed August 10, 2021)
10.30	Registration Rights Agreement, dated August 6, 2021, between Telkonet, Inc. and VDA Group S.p.A. (incorporated by reference to our Form 8-K (File No. 001-31972) filed August 10, 2021)
10.31	Twelfth Amendment to Loan and Security Agreement entered into as of September 30, 2021, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed on October 6, 2021)
10.32	Thirteenth Amendment to Loan and Security Agreement entered into as of December 13, 2021, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed on December 15, 2021)
10.33	Consulting Agreement by and between Telkonet and Piercarlo Gramaglia dated as of November 16, 2021
10.34	Fourteenth Amendment to Loan and Security Agreement entered into as of March 10, 2022, by and among Telkonet, Inc. and Heritage Bank of Commerce (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 001-31972) filed on March 16, 2022)
10.35	Severance and Release Agreement entered into as of March 10, 2022, by and between Telkonet, Inc. and Mr. Tienor (incorporated by reference from Exhibit 10.2 to our Form 8-K (File No. 001-31972) filed on March 16, 2022)

10.36	Telkonet, Inc. 2023 Long Term Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to our Form 8-K (File No. 000-31972) filed February 3, 2023)
10.37	Form of Telkonet, Inc. 2023 Long-Term Cash Incentive Plan Award Agreement (incorporated by reference from Exhibit 10.2 to our Form 8-K (File No. 000-31972) filed February 3, 2023)
10.38	Form of Retention Bonus Agreement (incorporated by reference from Exhibit 10.3 to our Form 8-K (File No. 000-31972) filed February 3, 2023)
10.39	Appointment of Edward L. Helvey to the Board of Directors effective August 1, 2022 (incorporated by reference from our Form 8-K (File No. 000-31972) filed on July 21, 2022).
***19.1	Insider Trading Policy of Telkonet, Inc.
14.1	Code of Ethics (incorporated by reference from Exhibit 14 to our Form 10-KSB (File No. 001-31972), filed on March 30, 2004)
21.1	Telkonet, Inc. Subsidiaries
***23.1	Consent of Wipfli LLP, Independent Registered Public Accounting Firm
***31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Piercarlo Gramaglia
***31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Richard E. Mushrush
***32.1	Certification of Piercarlo Gramaglia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***32.2	Certification of Richard E. Mushrush pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
****101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
****101.SCH	Inline XBRL Taxonomy Extension Schema Document
****101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
****101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
****101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
****101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
****104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.
**	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to provide an un-redacted copy of the exhibit on a supplemental basis to the SEC upon its request.
***	Filed herewith.
****	Submitted electronically with this report.

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELKONET, INC.

Dated: March 31, 2023	/s/ Piercarlo Gramaglia
Piercarlo Gramaglia Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Piercarlo Gramaglia	Chief Executive Officer and Director	March 31, 2023
Piercarlo Gramaglia	(principal executive officer)

/s/ Richard E. Mushrush	Chief Financial Officer	March 31, 2023
Richard E. Mushrush	(principal financial officer and principal accounting officer)

/s/ Steven E. Quick	Chairman of the Board	March 31, 2023
Steven E. Quick

/s/ Tim S. Ledwick	Director	March 31, 2023
Tim S. Ledwick

/s/ Flavio de Paulis	Director	March 31, 2023
Flavio de Paulis

/s/ Edward L. Helvey	Director	March 31, 2023
Edward L. Helvey

TELKONET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Telkonet, Inc.

Waukesha, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Telkonet, Inc. and subsidiaries (the “Company and subsidiaries”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material aspects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ Wipfli LLP

Minneapolis, Minnesota

March 31, 2022

We have served as the Company’s auditor since 2020.

TELKONET, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,243,594	$2,361,059
Accounts receivable, net	1,958,103	1,010,554
Inventories, net	1,306,186	825,559
Contract assets	94,840	266,014
Prepaid expenses	702,500	735,092
Total current assets	7,305,223	5,198,278

Property and equipment, net	126,096	84,201

Other assets:
Deposits	4,595	7,595
Operating lease right of use assets	442,903	570,512
Total other assets	447,498	578,107

Total Assets	$7,878,817	$5,860,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,145,658	1,865,535
Accrued liabilities	702,583	718,721
Line of credit	–	403,089
Contract liabilities - current	650,340	800,965
Lease Liabilities - current	157,334	195,176
Income taxes payable	6,297	5,431
Total current liabilities	2,662,212	3,988,917

Long-term liabilities:
Lease liabilities	350,694	459,668
Contract liabilities - long term	49,213	140,265
Accrued royalties - long-term	220,000	360,000
Total long-term liabilities	619,907	959,933
Total liabilities	3,282,119	4,948,850

Stockholders’ Equity
Preferred Stock Series A, par value $.001 per share; 215 shares designated, 181 shares outstanding at December 31, 2022 and 185 outstanding at December 31, 2021, preference in liquidation of $1,855,454 and $1,822,450 as of December 31, 2022 and December 31, 2021, respectively.	1,310,765	1,340,566
Preferred Stock Series B, par value $.001 per share; 567 shares designated, 52 shares outstanding at December 31, 2022 and December 31, 2021, preference in liquidation of $518,428 and $497,605 as of December 31, 2022 and December 31, 2021 respectively.	362,059	362,059
Common Stock, par value $.001 per share; 475,000,000 shares authorized; 299,212,282 and 136,311,335 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	299,212	136,311
Additional paid-in-capital	132,578,075	127,740,976
Accumulated deficit	(129,953,413)	(128,668,176)
Total stockholders’ equity	4,596,698	911,736

Total Liabilities and Stockholders’ Equity	$7,878,817	$5,860,586

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31
	2022	2021
Revenues, net:
Product Revenue	$7,793,740	$5,542,404
Recurring Revenue	654,279	731,995
Total Net Revenues	8,448,019	6,274,399

Cost of Sales:
Product COGS	4,112,166	2,978,886
Recurring COGS	132,983	52,774
Total Cost of Sales	4,245,149	3,031,660

Gross Profit	4,202,870	3,242,739

Operating Expenses:
Research and development	1,070,473	1,129,957
Selling, general and administrative	4,334,698	4,289,920
Depreciation and amortization	43,832	43,471
Total Operating Expenses	5,449,003	5,463,348

Operating (Loss)	(1,246,133)	(2,220,609)

Other Income / (Expenses):
Gain on Debt Extinguishment	–	1,836,780
(Loss) on Fixed Assets Disposal	(526)	–
Interest expense, net	(23,542)	(21,067)
Total Other Income / (Expenses):	(24,068)	1,815,713

(Loss) before Provision for Income Taxes	(1,270,201)	(404,896)

Income Tax Provision	15,036	7,889
Net (Loss)	$(1,285,237)	$(412,785)

Net (Loss) per Common Share:
Basic – net income (loss) attributable to common stockholders	$0.00	$0.00
Diluted – net income (loss) attributable to common stockholders	$0.00	$0.00

Weighted Average Common Shares Outstanding – basic	296,497,266	136,311,335
Weighted Average Common Shares Outstanding – diluted	296,497,266	136,311,335

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2021 THROUGH DECEMBER 31, 2021

	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Series B Preferred Stock Shares	Series B Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2021	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,733,714	$(128,255,391)	$1,317,259

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	7,262	–	7,262

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(412,785)	(412,785)

Balance at December 31, 2021	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,740,976	$(128,668,176)	$911,736

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2022 THROUGH DECEMBER 31, 2022

	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Series B Preferred Stock Shares	Series B Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2022	185	$1,340,566	52	$362,059	136,311,335	$136,311	$127,740,976	$(128,668,176)	$911,736

Stock and warrants issued in VDA Transaction	–	–	–	–	162,900,947	162,901	4,837,099	–	5,000,000

Shares repurchased per severance agreement	(4)	(29,801)	–	–	–	–	–	–	(29,801)

Stock-based compensation expense related to employee stock options	–	–	–	–	–	–	–	–

Net loss attributable to common stockholders	–	–	–	–	–	–	–	(1,285,237)	(1,285,237)

Balance at December 31, 2022	181	$1,310,765	52	$362,059	299,212,282	$299,212	$132,578,075	$(129,953,413)	$4,596,698

See accompanying notes to the consolidated financial statements

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended
	December 31
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,285,237)	$(412,785)

Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense related to employee stock options	–	7,262
Depreciation and amortization	43,832	43,471
Loss on fixed asset disposal	526	–
Noncash operating lease expense (ROU)	127,609	229,548
Gain on debt extinguishment	–	(1,836,780)

Changes in operating assets and liabilities:
Accounts receivable, net	(947,549)	(145,380)
Inventories, net	(480,627)	562,703
Prepaid expenses	32,592	(592,359)
Deposits	3,000	(595)
Accounts payable	(719,877)	822,528
Accrued royalties - long-term	(140,000)	(140,000)
Accrued liabilities	(16,138)	166,063
Contract liabilities	(241,677)	(111,137)
Contract assets	171,174	(161,025)
Operating lease liabilities	(146,816)	(242,305)
Accrued income tax payable	866	5,431
Income taxes receivable	–	105,745
Net Cash Used In Operating Activities	(3,598,322)	(1,699,615)

Cash Flows From Investing Activities:
Payments for Property & Equipment	(87,553)	–
Proceeds from sale of fixed assets	1,300	–
Net Cash Used in Investing Activities	(86,253)	–

Cash Flows From Financing Activities:
Proceeds from Note Payable	–	913,063
Proceeds from stock and warrants issued in VDA Transaction	5,000,000	–
Repurchase of employee-owned Series A shares	(29,801)	–
Proceeds from line of credit	4,434,152	6,764,968
Payments on line of credit	(4,837,241)	(6,629,168)
Net Cash Provided By Financing Activities	4,567,110	1,048,863

Net increase/(decrease) in cash and cash equivalents	882,535	(650,752)
Cash and cash equivalents at the beginning of the period	2,361,059	3,011,811
Cash and cash equivalents at the end of the period	$3,243,594	$2,361,059

See accompanying notes to consolidated financial statements

TELKONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31,
	2022	2021
Supplemental Disclosures of Cash Flow Information:

Cash transactions:
Cash paid during the period for interest	$23,542	$22,885
Cash paid (received) during the year from income taxes, net of refunds	–	(104,456)

See accompanying notes to consolidated financial statements

TELKONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2022

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

VDA Transaction and Change in Control

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

The Company has elected not to apply pushdown accounting adjustments to the Company’s financial statements related to the change in control as allowed by Accounting Standards Update No. 2017-17.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessment of past due balances and economic conditions. The Company writes off accounts receivable when they become uncollectible. The allowance for doubtful accounts was $32,058 and $5,563 at December 31, 2022 and 2021, respectively. Management identifies a delinquent customer based upon the delinquent payment status of an outstanding invoice, generally greater than 30 days past due date. The delinquent account designation does not trigger an accounting transaction until such time the account is deemed uncollectible. The allowance for doubtful accounts is determined by examining the reserve history and any outstanding invoices that are over 30 days past due as of the end of the reporting period. Accounts are deemed uncollectible on a case-by-case basis, at management’s discretion based upon an examination of the communication with the delinquent customer and payment history. Typically, accounts are only escalated to “uncollectible” status after multiple attempts at collection have proven unsuccessful.

Inventories

Inventories consist of thermostats, sensors and controllers for Telkonet’s product platforms. These inventories are purchased for resale and do not include manufacturing labor and overhead. Inventories are stated at the lower of cost or net realizable value determined by the first in, first out (FIFO) method. The Company’s inventories are subject to technological obsolescence. Management evaluates the net realizable value of its inventories on a quarterly basis and when it is determined that the Company’s carrying cost of such excess and obsolete inventories cannot be recovered in full, a charge is taken against income for the difference between the carrying cost and the estimated realizable amount. The reserve for inventory obsolescence was approximately $388,000 and $443,000 at December 31, 2022, and 2021, respectively.

Property and Equipment

In accordance with Accounting Standards Codification ASC 360 “Property Plant and Equipment”, property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives range from 2 to 10 years.

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments in accordance with ASC 820, which defines fair value for accounting purposes, establishes a framework for measuring fair value and expanded disclosure requirements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company categorizes financial assets and liabilities that are recurring, at fair value into a three-level hierarchy in accordance with these provisions.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, line of credit and certain accrued liabilities. The carrying amounts of these assets and liabilities approximate fair value due to the short maturity of these instruments (Level 1 instruments), except for the line of credit. The carrying amount of the line of credit approximates fair value due to the interest rate and terms approximating those available to the Company for similar obligations (Level 2 instruments).

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Based on the assessment for impairment performed during 2022 and 2021, no impairment was recorded.

Income (Loss) per Common Share

The Company computes earnings per share under ASC 260-10, “Earnings per Share”.  Basic net income (loss) per common share is computed using the weighted average shares outstanding. Diluted net income (loss) per common share is computed using the treasury stock method, which assumes that the proceeds to be received on exercise of outstanding stock options and warrants are used to repurchase shares of the Company at the average market price of the common shares for the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's outstanding stock options and warrants. For the years ended December 31, 2022 and 2021, there were 108,704,218 and 3,349,793 shares respectively of common stock underlying options and warrants excluded due to these instruments being anti-dilutive.

Numerator for basic and diluted loss per share:

	Year Ended December 31
	2022	2021
Net Income / (Loss)	$(1,285,237)	$(412,785)
Less cumulative dividends earned on Preferred stock	(94,850)	(94,850)
Net loss attributable to common shareholders	$(1,380,087)	$(507,635)

Shares used in the calculation of diluted EPS for the years ended December 31, 2022 and 2021 are summarized below:

	Year Ended December 31
	2022	2021
Weighted average common shares outstanding - basic	296,497,266	136,311,335
Dilutive effect of stock options and warrants	–	–
Weighted average common shares outstanding - diluted	296,497,266	136,311,335

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10 “Income Taxes.” Under this method, deferred income taxes (when required) are provided based on the difference between the financial reporting and income tax bases of assets and liabilities and net operating losses at the statutory rates enacted for future periods, expected when the differences reverse. The Company has a policy of establishing a valuation allowance when it is more likely than not that the Company will not realize the benefits of its deferred income tax assets in the future.

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

A typical turnkey project involves the installation and integration of 200-300 rooms in a customer-controlled facility and takes approximately sixty days to complete. Since control over goods and services transfers to a customer once a room is installed, the Company recognizes revenue for turnkey solutions over time. The Company uses an outputs measure based on the number of rooms installed to recognize revenues from turnkey solutions.

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

Contract liabilities include deferrals for the monthly support service fees. Long-term contract liabilities represent support service fees that will be recognized as revenue after December 31, 2023.

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

Guarantees and Product Warranties

The Company records a liability for potential warranty claims in cost of sales at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, new product introductions and other factors. The products sold are generally covered by a warranty for a period of one year. In the event the Company determines that its current or future product repair and replacement costs exceed its estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made. For the years ended December 31, 2022 and 2021, the Company experienced returns of approximately 1% to 3% of materials included in cost of sales, respectively. As of December 31, 2022 and 2021, the Company recorded warranty liabilities in the amount of $13,663 and $46,650, respectively, using this experience factor range.

Product warranties for the years ended December 31 are as follows:

	December 31, 2022	December 31, 2021
Beginning balance	$46,650	$45,328
Warranty claims incurred	(14,659)	(16,075)
Provision charged (credited) to expense	(18,328)	17,397
Ending balance	$13,663	$46,650

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $3,502 and $10,104 in advertising costs during the years ended December 31, 2022 and 2021, respectively.

Research and Development

The Company accounts for research and development costs in accordance with ASC 730-10, “Research and Development”. Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2022 and 2021 were $1,070,473 and $1,129,957, respectively.

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

Stock-based compensation expense in connection with options granted to employees was $0 and $7,262 for the years ended December 31, 2022 and 2021 respectively.

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

NOTE C– REVENUE

The following table presents the Company’s product and recurring revenues disaggregated by industry for the year ended December 31, 2022.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product Revenue	$5,289,933	$1,429,292	$80,700	$993,452	$363	$7,793,740
Recurring Revenue	539,891	112,448	1,940	0	0	654,279
	$5,829,824	$1,541,740	$82,640	$993,452	$363	$8,448,019
% of Total	69%	18%	1%	12%	0%	100%

The following table presents the Company’s product and recurring revenues disaggregated by industry for the year ended December 31, 2021.

	Hospitality	Education	Multiple Dwelling Units	Government	Healthcare	Total
Product Revenue	$4,724,880	$279,486	$295,873	$193,970	$48,195	$5,542,404
Recurring Revenue	592,655	112,879	26,461	0	0	731,995
	$5,317,535	$392,365	$322,334	$193,970	$48,195	$6,274,399
% of Total	85%	6%	5%	3%	1%	100%

Sales taxes and other usage-based taxes are excluded from revenues.

Remaining performance obligations

As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $0.4 million. Except for support services, the Company expects to recognize 100% of the remaining performance obligations over the next six months. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.2 million.

Contract assets and liabilities

	December 31, 2022	December 31, 2021	January 1, 2021
Contract assets	$94,840	$266,014	$104,989
Contract liabilities - current	650,340	941,230	1,052,367

Contracts are billed in accordance with the terms and conditions, either at periodic intervals or upon substantial completion. This can result in billing occurring subsequent to revenue recognition, resulting in contract assets. Contract assets are presented as current assets in the Consolidated Balance Sheet.

Often, the Company will require customers to pay a deposit upon contract signing that will be applied against work performed or products shipped. In addition, the Company will often invoice the full term of support at the start of the support period. Billings that occur prior to revenue recognition result in contract liabilities. The change in the contract liability balance during the 12 month period ended December 31, 2022 is the result of cash payments received and billing in advance of satisfying performance obligations.

Contract costs

Costs to complete a turnkey contract primarily relate to the materials cost and direct labor and are recognized proportionately as the performance obligation is satisfied. The Company will defer cost to complete a contract when materials have shipped (and control over the materials has transferred to the customer), but an insignificant amount of rooms have been installed. The Company will recognize any deferred costs in proportion to revenues recognized from the related turnkey contract. The Company does not expect deferred contract costs to be long-lived since a typical turnkey project takes approximately sixty days to complete. Deferred contract costs are generally presented as current assets in the Consolidated Balance Sheet.

The Company incurs incremental costs to obtain a contract in the form of sales commissions. These costs, whether related to performance obligations that extend beyond twelve months or not, are immaterial and will continue to be recognized in the period incurred within selling, general and administrative expenses.

NOTE D – ACCOUNTS RECEIVABLE

Components of accounts receivable as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Accounts receivable	$1,990,161	$1,016,117
Allowance for doubtful account	(32,058)	(5,563)
Accounts receivable, net	$1,958,103	$1,010,554

NOTE E – PROPERTY AND EQUIPMENT

The Company’s property and equipment as of December 31, 2022 and 2021 consists of the following:

	December 31, 2022	December 31, 2021
Computer Hardware	$63,953	$66,685
Computer Software	76,134	76,134
Furniture & Fixtures	412,889	330,568
Leasehold Improvements	18,016	18,016
Machinery & Equipment	16,461	16,461
Total	587,453	507,864
Accumulated Depreciation	(461,357)	(423,663)
Total Property and Equipment	$126,096	$84,201

Depreciation and amortization expense included as a charge to income was $43,832 and $43,471 for the years ended December 31, 2022 and 2021, respectively.

NOTE F – CURRENT ACCRUED LIABILITIES

Current accrued liabilities as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Accrued payroll and payroll taxes	$252,193	$242,131
Accrued professional fees	143,706	136,584
Accrued sales taxes, penalties and interest	778	16,634
Product warranties	13,663	46,650
Other accrued liabilities	292,243	276,722
Total current accrued liabilities	$702,583	$718,721

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

The outstanding principal balance of the Credit Facility bears interest at the Prime Rate plus 3.00%, which was 10.5% on December 31, 2022 and 6.25% on December 31, 2021. On October 9, 2014, as part of the Heritage Bank Loan Agreement, Heritage Bank was granted a warrant to purchase 250,000 shares of Telkonet common stock. The warrant had an exercise price of $0.20 and expired October 9, 2021. On November 6, 2019, the Company entered into an eleventh amendment to the Heritage Bank Loan Agreement to extend the revolving maturity date to September 30, 2021, unless earlier accelerated under the terms of the Heritage Bank Loan Agreement, and eliminate the maximum EBITDA loss covenant. The Eleventh Amendment was effective as of September 30, 2019.

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

The outstanding balance on the Credit Facility was $0 and $403,089 at December 31, 2022 and December 31, 2021 respectively, and the remaining available borrowing capacity was approximately $1,000,000 and $460,000, respectively. As of December 31, 2022, the Company was in compliance with all financial covenants.

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

NOTE H – PREFERRED STOCK

Series A

The Company has designated 215 shares of preferred stock as Series A Preferred Stock (“Series A”). Each share of Series A is convertible, at the option of the holder thereof, at any time, into shares of the Company’s common stock at a conversion price of $0.363 per share. On November 16, 2009, the Company sold 215 shares of Series A with attached warrants (since expired) to purchase an aggregate of 1,628,800 shares of the Company’s common stock at $0.33 per share. The Series A shares were sold at a price per share of $5,000 and each Series A share is convertible into approximately 13,774 shares of common stock at a conversion price of $0.363 per share. The Company received $1,075,000 from the sale of the Series A shares. In prior years, 30 of the preferred shares issued on November 16, 2009 were converted to shares of the Company’s common stock. In a prior year, the redemption feature available to the Series A holders expired.

Series B

The Company has designated 567 shares of preferred stock as Series B Preferred Stock (“Series B”). Each share of Series B is convertible, at the option of the holder thereof, at any time, into shares of the Company’s common stock at a conversion price of $0.13 per share. On August 4, 2010, the Company sold 267 shares of Series B with attached warrants (since expired) to purchase an aggregate of 5,134,626 shares of the Company’s common stock at $0.13 per share. The Series B shares were sold at a price per share of $5,000 and each Series B share was convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,335,000 from the sale of the Series B shares on August 4, 2010.  On April 8, 2011, the Company sold 271 additional shares of Series B with attached warrants (since expired) to purchase an aggregate of 5,211,542 shares of the Company’s common stock at $0.13 per share. The Series B shares were sold at a price per share of $5,000 and each Series B share was convertible into approximately 38,461 shares of common stock at a conversion price of $0.13 per share. The Company received $1,355,000 from the sale of the Series B shares on April 8, 2011. In prior years, 486 of the preferred shares issued on August 4, 2010 and April 8, 2011 were converted to shares of the Company’s common stock. In a prior year, the redemption feature available to the Series B holders expired.

Preferred stock carries certain preference rights as detailed in the Company’s Amended Articles of Incorporation related to both the payment of dividends and as to payments upon liquidation in preference to any other class or series of capital stock of the Company. As of December 31, 2022, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $518,428, which includes cumulative accrued unpaid dividends of $258,428, and second, Series A with a preference value of $1,855,454, which includes cumulative accrued unpaid dividends of $950,454. As of December 31, 2021, the liquidation preference of the preferred stock is based on the following order: first, Series B with a preference value of $497,605, which includes cumulative accrued unpaid dividends of $237,605, and second, Series A with a preference value of $1,822,450, which includes cumulative accrued unpaid dividends of $897,450.

NOTE I – CAPITAL STOCK

The Company has authorized 15,000,000 shares of preferred stock, with a par value of $.001 per share. Of those shares, the Company has designated 215 shares as Series A preferred stock and 567 shares as Series B preferred stock. At December 31, 2022, there were 181 shares of Series A and 52 shares of Series B outstanding. At December 31, 2021, there were 185 shares of Series A and 52 shares of Series B outstanding

As of December 31, 2022 and December 31, 2021, the Company has authorized 475,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2022 and 2021, the Company had 299,212,282 and 136,311,335 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2022, the Company issued to VDA 162,900,947 of Company Common Stock and a warrant to purchase 105,380,666 additional shares of Common Stock. During the year ended December 31, 2021, the Company issued 320,844 shares of common stock to directors for services performed during 2020. These shares were valued at $18,000, which approximated the fair value of the shares when they were issued.

During the years ended December 31, 2022 and 2021, no warrants were exercised.

During the years ended December 31, 2022 and 2021, no shares of Series A or B preferred stock were converted to shares of common stock.

NOTE J – STOCK OPTIONS AND WARRANTS

Employee Stock Options

The Company maintains an equity incentive plan (the “2020 Plan”). The 2020 Plan was established in 2020 as an incentive plan for officers, employees, non-employee directors, prospective employees and other key persons. The 2020 Plan replaced the 2010 Amended and Restated Stock Option and Incentive Plan, as amended (the “2010 Plan”), which expired on November 17, 2020. The 2020 Plan is administered by the Board of Directors or the compensation committee, which is comprised of not less than two non-employee directors who are independent. A total of 10,000,000 shares of stock were reserved and available for issuance under the 2020 Plan. The exercise price per share for the stock covered by a stock option granted shall be determined by the administrator at the time of grant but shall not be less than 100 percent of the fair market value on the date of grant. The term of each stock option shall be fixed by the administrator, but no stock option shall be exercisable more than ten years after the date the stock option is granted. As of December 31, 2022, there were approximately 10,000,000 shares remaining for issuance under the 2020 Plan.

It is anticipated that providing such persons with a direct stake in the Company’s welfare will assure a better alignment of their interests with those of the Company and its stockholders.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the 2010 Plan as of December 31, 2022. No options have been issued under the 2020 Plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$0.15	2,000,000	2.13	0.14	2,000,000	$0.14
$0.16-$0.20	526,847	2.55	0.19	526,847	$0.19
	2,526,847	2.22	0.15	2,526,847	$0.15

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Balance January 1, 2021	3,349,793	$0.16
Granted	–	–
Cancelled, Expired	–	–
Exercised	–	–
Balance December 31, 2021	3,349,793	$0.16
Granted	–	–
Cancelled, Expired	(822,946)	$0.17
Exercised	–	–
Balance December 31, 2022	2,526,847	$0.16

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

There were no options granted in the years ended December 31, 2022 and 2021.

The total fair value of underlying shares related to options that vested during the years ended December 31, 2022 and 2021 was $0 and $5,053, respectively. The aggregate intrinsic value of the vested options was zero as of December 31, 2022 and 2021. During the year ended December 31, 2022 no options were granted, exercised or cancelled, but 822,946 expired. During the year ended December 31, 2021 no options were granted, exercised, cancelled or expired. Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statements of operations for the years ended December 31, 2022 and 2021 was $0 and $7,262 respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related exercise price for the warrants issued.

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price / Share
Outstanding at January 1, 2021	250,000	$0.20
Granted	–	–
Exercised	–	–
Cancelled or Expired	(250,000)	0.20
Outstanding at December 31, 2021	–	$–
Granted	105,380,666	0.06
Exercised	–	–
Cancelled or Expired	–	–
Outstanding at December 31, 2022	105,380,666	$0.06

The active warrants relate to those owned by VDA as a result of the VDA Transaction, which closed on January 7, 2022.

NOTE K – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2022 and 2021, the Company paid cash consideration of $311,960 and $0, respectively to the Company’s non-employee directors as compensation for their attendance and participation in the Company’s Board of Director and committee meetings. The amount payable to directors at December 31, 2022 and 2021 was $8,333 and $223,000, respectively.

During the year ended December 31, 2022, the Company recognized revenue of $98,289 from VDA. Accounts receivable from VDA totaled $93,083 at December 31, 2022.

During the year ended December 31, 2022, the Company had purchases from VDA of $56,963. Accounts Payable and accrued expenses to VDA at December 31, 2022 totaled $44,175.

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

A reconciliation of tax expense computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax (benefit) / expense is as follows:

	2022	2021

Tax benefit computed at the statutory rate	$(266,742)	$(85,028)
State Taxes	39,875	(7,398)
Book expenses not deductible for tax purposes	944	(385,135)
Rate change	(29,705)	26,739
Deferred Tax Write Off	–	42,782
Other	3,370	(393)
Total adjustments to tax provision	(252,258)	(408,433)
Change in valuation allowance for deferred tax assets	267,293	416,322
Income tax (benefit) expense	$15,036	$7,889

Deferred income taxes include the net tax effects of net operating loss (NOL) carry forwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2022	2021
Deferred Tax Assets:
Net operating loss carried forward	$22,499,045	$22,078,280
Intangibles	–	17,728
Credits	–	–
Other	502,733	638,477
Total Deferred Tax Assets	23,001,778	22,734,485

Deferred Tax Liability
Intangibles	–	–
Total Deferred Tax Liabilities	–	–

Valuation Allowance	(23,001,778)	(22,734,485)

Net Deferred Tax Assets	$–	$–

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of December 31, 2022 and December 31, 2021, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $23,000,000 and $22,730,000, respectively. The overall increase in the valuation allowance is related to insignificant fluctuations in the temporary differences and federal and state net operating losses.

At December 31, 2022 the Company had net operating loss carryforwards of approximately $100,300,000 and $26,700,000 for federal and state income tax purposes respectively, which will expire at various dates from 2023 – 2042. There are approximately $13,300,000 of net operating losses that do not expire.

The Company’s NOL and tax credit carryovers may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2022, and in 2005 and prior years, the Company may have experienced such ownership changes that could have imposed such limitations.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally no longer subject to U.S. federal income tax examinations by tax authorities for years before 2018 and various states before 2018. Although these years are no longer subject to examination by the Internal Revenue Service (IRS) and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they have been or will be used in a future period.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no change in the liability for unrecognized tax benefits. The Company has no tax positions at December 31, 2022 or 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2022 or 2021. The Company’s utilization of any net operating loss carryforwards may be unlikely due to its continuing losses.

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

In November 2021, the Company entered into a lease agreement for 425 square feet of commercial office space in Gaithersburg, Maryland. This lease would have expired in April 2021, but was subsequently amended and extended through November 30, 2023.

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

The components of lease expense for the years ended December 31 are as follows:

	Year Ended
	December 31
	2022	2021
Operating lease cost - fixed	$175,959	$229,548
Variable lease cost	135,109	122,356
Total operating lease cost	$311,068	$351,904

Other information related to leases as of December 31 is as follows:

	December 31, 2022	December 31, 2021
Operating lease liability - current	$157,334	$195,176
Operating lease liability - long term	350,694	459,668
Operating cash flows from operating leases	311,068	242,305

Weighted-average remaining lease term of operating leases	3.2 years	4.1 years
Weighted-average discount rate of operating leases	8.5%	8.5%

Future annual minimum operating lease payments as of December 31, 2022 were as follows:

2023	$193,170
2024	172,424
2025	158,510
2026	53,184
2027	–
2028 and thereafter	–
Total minimum lease payments	577,288
Less imputed interest	(69,260)
Total	$508,028

Rental expenses charged to operations for the years ended December 31, 2022 and 2021 was $311,068 and $351,904, respectively.

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

John M. Srouji, Chief Sales & Operations Officer, is employed pursuant to an employment agreement with us effective February 1, 2023 and expiring on May 31, 2026. The term of the employment agreement will automatically renew for an additional twelve months. Mr. Srouji will receive a base salary of $300,000 per year and bonuses and benefits based on the Company's internal policies and on participation in the Company's incentive and benefit plans.

Jeffrey J. Sobieski, Chief Technology Officer, is employed pursuant to an employment agreement with us effective February 1, 2023 and expiring May 31, 2026. The term of the employment agreement will automatically renew for a period of an additional twelve (12) months, and provides for a base salary of $250,000 per year and bonuses and benefits based upon the Company’s internal policies and participation in the Company’s incentive and benefit plans. Per the agreement, Mr. Sobieski is eligible to receive a bonus, not to exceed 15% of his base salary, should predetermined objectives be met.

Richard E. Mushrush, Chief Financial Officer, is employed pursuant to an employment agreement with us effective February 1, 2023 and expiring May 31, 2026. The term of the employment agreement will automatically renew for a period of an additional twelve (12) months, and provides for a base salary of $122,000 per year and bonuses and benefits based upon the Company’s internal policies and participation in the Company’s incentive and benefit plans. Per the agreement, Mr. Mushrush is eligible to receive a bonus, not to exceed 20% of his base salary, should predetermined objectives be met.

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

The minimum payments required under the License Agreement have been accrued for on the Company’s Condensed Consolidated Balance Sheets in accordance with GAAP, which specifies that when a liability is probable and the amount can be reasonably estimated, said liability should be recorded in the current reporting period. Per the License Agreement, the contractual minimum payments began on January 1, 2022 and continue until December 31, 2024, thus satisfying both criteria of probable and reasonably estimable. Accordingly, a long-term liability was recorded representing the sum of those contractual minimums. As of December 2022, the Company had a current liability of approximately $196,724, which $56,724 is included in accounts payable and $140,000 in other accrued liabilities (See Note F – Current Accrued Liabilities for further breakdown of accrued liabilities), along with a non-current liability of $220,000 included in accrued royalties – long-term recorded on its Condensed Consolidated Balance Sheets.

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

The following table sets forth the change in the sales tax accrual during the years ended December 31:

	December 31, 2022	December 31, 2021
Beginning balance	$16,634	$31,396
Sales tax collected	162,710	85,589
Provisions (reversals)	(10,610)	(7,685)
Payments	(167,956)	(92,666)
Ending balance	$778	$16,634

NOTE N – BUSINESS CONCENTRATION

For the year December 31, 2022, two customers, each representing over 15% of total net revenues, accounted for approximately 37% of total net revenues. For the year ended December 31, 2021, one customer represented approximately 18% of total net revenues.

As of December 31, 2022, one customer accounted for approximately 35% of the Company’s net accounts receivable. As of December 31, 2021, there were five customers, each representing over 10% of the Company’s net accounts receivable, accounting for 64% of the Company’s net accounts receivable.

Purchases from two suppliers accounted for $3,919,435, or 95%, of total purchases for the year ended December 31, 2022 and one vendor accounted for $1,878,803, or 82%, of total purchases for the year ended December 31, 2021.

The amount due to one supplier, net of deposits paid, was approximately $487,000 and $134,000 as of December 31, 2022 and 2021, respectively.

NOTE O – EMPLOYEE BENEFIT PLAN

The Company has an employee savings plan covering substantially all employees who are at least 21 years of age and have completed at least 3 months of service. The plan provides for matching contributions equal to 100% of each dollar contributed by the employee up to 4% of the employee’s salary. The Company’s matching contributions vest immediately. The Company may also elect to make discretionary contributions. In response to the impact COVID-19 has had on the Company’s operations and financial results, in June 2020 management suspended the Company’s 401(k) match and reinstated it on January 1, 2023. The Company did not make any contributions to the plan for the years ended December 31, 2022 or 2021, respectively.

NOTE P – SUBSEQUENT EVENT

A Form 8-K was filed on March 29, 2023, announcing the Company’s intention to voluntarily deregister its common stock from the requirements of Sections 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and suspend its reporting obligations under Section 15(d) of the Exchange Act. Telkonet intends to file a Form 15 to effect the deregistration and suspension with the U.S. Securities and Exchange Commission (the “SEC”) shortly after Telkonet’s filing of its Form 10-K for the fiscal year ending December 31, 2022, to be filed on or before March 31, 2023 (the “2022 10-K”). The filing of the 2022 10-K will be Telkonet’s final periodic SEC filing.

Telkonet’s board of directors (the “Board”) has determined that the elimination of reporting requirements under the Exchange Act will be in the best interests of Telkonet and its stockholders. The Board’s decision was based on eliminating the expense of its public reporting requirements under the Exchange Act, as well as management’s time in complying with the public reporting requirements.

