Form 10-K/A
period 2022-12-31
TELKONET INC
filed 2023-03-31
CIK 1094084

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Telkonet, Inc. (the “Company”) filed its Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) with the Securities and Exchange Commission on March 31, 2023. The Company is filing this Amendment No. 1 on Form 10-K/A to correct the date of the Report of Independent Registered Public Account Firm of Wipfli LLP, the Company’s auditor, included in the 2022 Form 10-K.

The date of the report should be March 31, 2023 instead of March 31, 2022. This Amendment No. 1 does not otherwise amend or modify the 2022 Form 10-K.

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

March 31, 2023

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

